Form 10-Q
period 1996-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 1996-05-13
CIK 927003

- -------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              _______________

                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended March 31, 1996.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934.

For the transition period from __________  to __________.

                       Commission file number:  0-26966

                        ADVANCED ENERGY INDUSTRIES, INC.
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)


DELAWARE                                     84-0846841
__________________________________           __________________________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)



1625 SHARP POINT DRIVE, FORT COLLINS, CO               80525
____________________________________         ___________________________________
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

As of March 31, 1996, there were 21,232,103 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.


                                    I

                      ADVANCED ENERGY INDUSTRIES,  INC.
                                FORM 10-Q
                                  INDEX


PART I        FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS                                    3

          Balance Sheets-
          March 31, 1996 and December 31, 1995                    3

          Statements of Operations-
          Three months ended March 31, 1996 and 1995              4

          Statements of Cash Flows-
          Three months ended March 31, 1996 and 1995              5

          Notes to consolidated financial statements              6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                  8


PART II    OTHER INFORMATION

  ITEM 1. LEGAL  PROCEEDINGS                                     11

  ITEM 2. CHANGES IN SECURITIES                                  11

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                        11

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    11

  ITEM 5. OTHER INFORMATION                                      11

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       11

PART I   FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

              ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                  MARCH 31,
                                                    1996        DECEMBER 31,
                                                 (UNAUDITED)        1995
                                                 -----------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents.....................   $10,097        $13,332
  Accounts receivable...........................    17,666         15,172
  Inventories...................................    17,591         16,104
  Prepaid expenses and other current assets.....       537            663
  Deferred income tax benefit...................     1,031          1,031
                                                   -------        -------
Total current assets............................    46,922         46,302
                                                   -------        -------

Property and Equipment, net.....................     9,252          6,639
Other Assets....................................     2,405          2,378
                                                   -------        -------
Total assets....................................   $58,579        $55,319
                                                   -------        -------
                                                   -------        -------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..............................  $  8,037       $  6,665
  Accrued payroll and employee benefits.........     2,700          2,763
  Other accrued expenses........................       585            749
  Customer deposits.............................        66            113
  Accrued income tax payable....................     1,997          1,336
  Current portion of long-term debt.............       890            927
                                                   -------        -------
Total current liabilities.......................    14,275         12,553
                                                   -------        -------

Long-term debt..................................     1,360          1,557
Deferred income tax liability...................       122            122
                                                   -------        -------
Total liabilities...............................    15,757         14,232
                                                   -------        -------

Stockholders' equity............................    42,822         41,087
                                                   -------        -------
Total liabilities and stockholders' equity......   $58,579        $55,319
                                                   -------        -------
                                                   -------        -------

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

              ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              QUARTER ENDED MARCH 31,
                                           ------------------------------
                                              1996               1995
                                           (UNAUDITED)        (UNAUDITED)
                                           -----------        -----------
Net Sales...............................    $ 27,166            $18,039
Cost of Sales...........................      17,035              9,684
                                            --------            -------
Gross profit............................      10,131              8,355

Operating Expenses:
  Research and development..............       3,498              2,064
  Sales and marketing...................       2,083              1,307
  General and administrative............       1,725              1,652
                                            --------            -------
Operating Income........................       2,825              3,332
                                            --------            -------
Other (expense) income, net.............        (170)              (103)
                                            --------            -------
Net income before income taxes..........       2,655              3,229
Provision for income taxes..............         982              1,232
                                            --------            -------
Net Income..............................    $  1,673             $1,997
                                            --------            -------
                                            --------            -------
Net Income per share....................       $0.08              $0.11
                                            --------            -------
                                            --------            -------
Weighted average shares outstanding.....      21,794             18,724
                                            --------            -------
                                            --------            -------

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

              ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       QUARTER ENDED MARCH 31,
                                                     ---------------------------
                                                        1996            1995
                                                     (UNAUDITED)     (UNAUDITED)
                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................... $  1,673        $ 1,997
  Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization...................      445            394
     Amortization of deferred compensation...........       12           --
     Loss on disposal of property and equipment......       39            (44)
     Changes in operating assets and liabilities --
       Accounts receivable, trade....................   (2,627)        (1,810)
       Related parties and other receivables.........      133         (1,668)
       Inventories...................................   (1,487)        (1,384)
       Income taxes..................................      661            714
       Other current assets..........................      126            (47)
       Deposits and other............................       21           (330)
       Demonstration and customer service equipment..      (15)           (56)
       Accounts payable..............................    1,372          2,554
       Accrued payroll and employee benefits.........      (63)           179
       Customer deposits and other accrued expenses..     (211)          (191)
                                                       --------       --------
          Net cash provided by operating activities..       79            308
                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net............   (3,126)          (816)
                                                       --------       --------
          Net cash used in investing activities......   (3,126)          (816)
                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable........................      --           6,091
  Repayment of notes payable and capital lease
   obligations.......................................     (234)        (6,178)
  Sale of common stock, net of expenses..............      (25)           (55)
  Proceeds from exercise of stock options and
   warrants..........................................      135            --
                                                       --------       --------
     Net cash (used in) provided by financing
      activities.....................................     (124)          (142)
                                                       --------       --------
EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT..........      (64)           649
                                                       --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS................   (3,235)            (1)
CASH AND CASH EQUIVALENTS, beginning of period.......   13,332            368
                                                       --------       --------
CASH AND CASH EQUIVALENTS, end of period............. $ 10,097        $   367
                                                       --------       --------
                                                       --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest............................. $     52        $   173
                                                       --------       --------
                                                       --------       --------
  Cash paid for income taxes......................... $    290        $    21
                                                       --------       --------
                                                       --------       --------


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at March 31, 1996, its results of operations and cash flows for the three months ended March 31, 1996 and March 31, 1995.

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report on Form 10-K for the year ended December 31, 1995.

(2) INITIAL PUBLIC OFFERING

  In November 1995, the Company closed on the initial public offering of its common stock. In connection with the offering, 2,400,000 shares of previously unissued common shares were sold at a price of $10 per share, providing gross proceeds of $24,000,000, less $2,790,000 in offering costs.

(3) ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                           MARCH 31,
                                             1996             DECEMBER 31,
                                          (UNAUDITED)            1995
                                          -----------         ------------
                                                   (IN THOUSANDS)
Domestic.............................       $11,783             $ 8,825
Foreign..............................         4,593               4,925
Allowance for doubtful accounts......          (210)               (210)
                                            --------            --------
Trade accounts receivable............       $16,166             $13,540
Related parties......................           502                 979
Other................................           998                 653
                                            --------            --------
Total accounts receivable............       $17,666             $15,172
                                            --------            --------
                                            --------            --------


(4) INVENTORIES

    Inventories consisted of the following:


                                             MARCH 31,
                                               1996           DECEMBER 31,
                                            (UNAUDITED)          1995
                                            -----------       ------------
                                                   (IN THOUSANDS)
Parts and raw materials..................     $12,710           $11,104
Work in process..........................       2,747             1,936
Finished goods...........................       2,134             3,064
                                              -------           -------
                                              $17,591           $16,104
                                              -------           -------
                                              -------           -------

(5) NET EARNINGS PER COMMON SHARE

     Net earnings per share is computed based on results of operations attributable to common stock and weighted average number of common and common equivalent shares outstanding during each of the periods. Earnings per share are calculated by dividing the net earnings by the weighted average of common and common equivalent shares outstanding during each of the periods.


(6) STOCKHOLDERS' EQUITY

     Stockholders' equity consisted of the following:


                                                   MARCH 31,
                                                     1996         DECEMBER 31,
                                                  (UNAUDITED)        1995
                                                  -----------     ------------
                                                         (IN THOUSANDS)

Common stock, $0.001 par value, 30,000 shares
 authorized; 21,069 and 21,232 shares issued
 and outstanding, respectively....................      $21           $21
Additional paid-in capital........................   23,038        22,925
Retained earnings.................................   21,594        19,921
Stockholders' notes receivable....................   (1,083)       (1,083)
Deferred compensation.............................     (118)         (130)
Cumulative translation adjustment.................     (630)         (567)
                                                    --------      --------
Total stockholders' equity........................  $42,822       $41,087
                                                    --------      --------
                                                    --------      --------

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

 SALES

  Sales for the first quarter 1996 were $27.2 million, an increase of 51% from first quarter 1995 sales of $18 million. The Company's sales growth during the periods presented has resulted from the increased unit sales of the Company's systems. A significant part of this growth is attributable to increased sales to domestic customers, primarily the Company's two largest customers, which in the quarter reported on accounted for approximately 54% of the company's revenue.

 GROSS MARGIN

  The Company's gross margin in the first quarter was 37.3% of revenue, down from 46.3% of revenue in the comparable period in 1995 and down from 43.3% in the fourth quarter of 1995. The gross margin in the first quarter 1996 was primarily affected by higher costs associated with outsourcing assemblies, changes in product mix, and costs associated with expanding into additional manufacturing facilities. Average selling prices remained relatively constant. The Company is accelerating implementation of its program to review all outsourcing contracts, to re-negotiate prices with outsourcing vendors and to re-evaluate prior decisions to outsource certain assemblies. The Company is also analyzing its internal manufacturing overhead structure to compare it with the current ratio of outsourced to in-house built assemblies.

 RESEARCH AND DEVELOPMENT

  The Company's research and development costs are associated with researching new technologies, developing new products and improving existing product designs. Research and development expenses for the first quarter 1996 were $3.5 million, compared to first quarter 1995 expenses of $2.1 million, representing an increase of 69%. As a percentage of sales, research and development expenses increased from 11.4% in the first quarter 1995 to 12.9% in the first quarter 1996. The increase in expenses from 1995 to 1996 is primarily associated with increases in payroll costs, business travel, outside service costs and materials costs incurred to support new product development.

  The Company believes that continued research and development investment is essential to ongoing development of new products. Since inception, all research and development costs have been internally funded and expensed.

 SALES AND MARKETING

  Sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses were $1.3 million and $2.1 million for the first quarter 1995 and the first quarter 1996, respectively. This represented a 59% increase from 1995 to 1996. As a percentage of sales, these expenses increased from 7.2% in the first quarter 1995 to 7.7% in the first quarter 1996. The increase is attributable to increases in payroll, promotional materials, advertising, commissions and travel costs associated with expansion to support the increase in sales volume.

 The Company is reorganizing its sales and marketing team to better address the specific needs of its customers. To accomplish this, the Company plans to hire personnel for certain senior and staff level positions in sales and marketing and to open support offices in Korea and Taiwan during 1996. As a result, sales and marketing expenses are expected to increase as a percentage of sales in future periods.

 GENERAL AND ADMINISTRATIVE

  General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses were $1.7 million in both the first quarter 1995 and in the first quarter 1996. As a percentage of sales, these expenses decreased from 9.2% in the first quarter 1995 to 6.3% in the first quarter 1996.

  The Company is currently implementing information management system software which will replace existing systems to support its growth. The Company expects that significant charges related to training and implementation of the new software will occur during 1996.

 OTHER INCOME (EXPENSE)

  Other income and expenses consist primarily of foreign exchange gains and losses, interest expense and other miscellaneous income and expense items. Other expenses were $0.2 million for the first quarter 1996, compared to $0.1 million in the first quarter 1995. In both periods under consideration other expense was 0.6% of revenue.

 PROVISION FOR INCOME TAXES

  The income tax provision of $1.0 million for the first quarter 1996 represented an estimated effective rate of 37.0%. The income tax provision in the comparable period in 1995 was $1.2 million, representing an estimated rate of 38.2%.

LIQUIDITY AND CAPITAL RESOURCES

  Until the initial public offering of the Company's common stock in November, 1995, the Company financed its operations, acquired equipment and met its working capital requirements through borrowings under its revolving line of credit, long-term loans secured by property and equipment and cash flow from operations.

  Cash provided by operations totaled $0.1 million for the first quarter in 1996 compared to cash provided of $0.3 million for the same period in 1995. Cash provided in both periods was primarily a result of net income and increases in accounts payable offset by increases in accounts receivable and inventories.

  Investing activities, consisting primarily of equipment acquisitions and leasehold improvements, used cash of $3.1 million. Financing activities, consisting primarily of note and loan repayments, offset by proceeds from exercise of stock options and warrants, used cash of $0.1 million.

  The Company plans to spend approximately $3.5 million through the remainder of 1996 for the acquisition of equipment and integrated information management system software, leasehold improvements and furnishings.

  As of March 31, 1996, the Company had working capital of $32.6 million. The Company's principal sources of liquidity consisted of $10.1 million of cash and cash equivalents, $8.0 million available under a $8.0 million revolving line of credit that bears interest at prime rate (8.25% at April 15, 1996). The Company has the option to convert up to $3.0 million of its revolving line of credit to a 36-month term loan that would bear interest at prime rate plus 0.50%.

  The Company also has a term loan for equipment financing. At March 31, 1996, $1.5 million was outstanding under the term loan, which bears interest at prime plus 0.75% and is due July 31, 1999. The Company also has entered into an agreement, effective November 17, 1995, that provides the Company with a $1.5 million line of credit to purchase equipment. At March 31, 1996, there were no amounts outstanding under this line of credit.

  The Company believes that its cash and cash equivalents, cash flow from operations and available borrowings, will be sufficient to meet the Company's working capital needs through at least the end of 1996. After that time, the Company may require additional equity or debt financing to address its working capital, capital equipment, or expansion needs. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to the Company.

  PART II   OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS
          None.

     ITEM 2.  CHANGES IN SECURITIES
          None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
          None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

     ITEM 5.  OTHER INFORMATION
          None.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          None.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ADVANCED ENERGY INDUSTRIES, INC.


                                 --------------------------------
                                 (Registrant)


  -------------------------      Vice President, Chief Financial
  Richard P. Beck                Officer, Assistant Secretary and
                                 Director (Principal Financial Officer
                                 and Principal Accounting Officer)


May___, 1996