Form 10-Q/A
period 1996-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 1996-05-15
CIK 927003

- -------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              _______________

                                FORM 10-Q/A



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

                      ADVANCED ENERGY INDUSTRIES,  INC.
                               FORM 10-Q/A
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



                             ADVANCED ENERGY INDUSTRIES, INC.

                             /s/ Richard P. Beck
                             --------------------------------
                             (Registrant)


                             Vice President, Chief Financial     May 14, 1996
                             Officer, Assistant Secretary and
                             Director (Principal Financial Officer
                             and Principal Accounting Officer)