Form 10-Q
period 1996-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 1996-08-09
CIK 927003

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   _______________

                                      FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from -----------  to -----------.

                           Commission file number:  0-26966

                           ADVANCED ENERGY INDUSTRIES, INC.
- -------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


DELAWARE                                         84-0846841
- ---------------------------------------------    ---------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer
or organization)                                 Identification No.)




1625 SHARP POINT DRIVE, FORT COLLINS, CO              80525
- ----------------------------------------        ----------------------------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

As of June 30, 1996, there were 21,238,845 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                          ADVANCED ENERGY INDUSTRIES,  INC.
                                      FORM 10-Q
                                        INDEX


PART I   FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

              Balance Sheets-
              June 30, 1996 and December 31, 1995                          3

              Statements of Operations-
              Three months and six months ended June 30, 1996 and 1995     4

              Statements of Cash Flows-
              Six months ended June 30, 1996 and 1995                      5

              Notes to consolidated financial statements                   6

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                         8

PART II    OTHER INFORMATION

  ITEM 1.     LEGAL  PROCEEDINGS                                          13

  ITEM 2.     CHANGES IN SECURITIES                                       13

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                             13

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

  ITEM 5.     OTHER INFORMATION                                           14

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            14

PART I   FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                  ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)



                                                 JUNE 30,
                                                   1996         DECEMBER 31,
                                                (UNAUDITED)         1995
                                                -----------     ------------
ASSETS

Current Assets:
  Cash and cash equivalents . . . . . . . . .     $ 8,764        $13,332
  Accounts receivable . . . . . . . . . . . .      18,583         15,172
  Inventories . . . . . . . . . . . . . . . .      17,166         16,104
  Prepaid expenses and other
   current assets . . . . . . . . . . . . . .         580            663
  Deferred income tax benefit . . . . . . . .       1,031          1,031
                                                  -------        -------
Total current assets. . . . . . . . . . . . .      46,124         46,302
                                                  -------        -------
Property and Equipment, net . . . . . . . . .       9,935          6,639
Other Assets. . . . . . . . . . . . . . . . .       2,650          2,378
                                                  -------        -------
Total assets. . . . . . . . . . . . . . . . .     $58,709        $55,319
                                                  -------        -------
                                                  -------        -------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable. . . . . . . . . . . . . .     $ 4,493        $ 6,665
  Accrued payroll and employee benefits . . .       3,440          2,763
  Other accrued expenses. . . . . . . . . . .         674            749
  Customer deposits . . . . . . . . . . . . .          62            113
  Accrued income tax payable. . . . . . . . .       2,377          1,336
  Current portion of long-term debt . . . . .         823            927
                                                  -------        -------
Total current liabilities . . . . . . . . . .      11,869         12,553
                                                  -------        -------

Long-term debt. . . . . . . . . . . . . . . .       1,169          1,557
Deferred income tax liability . . . . . . . .         122            122
                                                  -------        -------
Total liabilities . . . . . . . . . . . . . .      13,160         14,232
                                                  -------        -------

Stockholders' equity. . . . . . . . . . . . .      45,549         41,087
                                                  -------        -------
Total liabilities and stockholders' equity. .     $58,709        $55,319
                                                  -------        -------
                                                  -------        -------


             The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    QUARTER ENDED JUNE 30,
                                                  ---------------------------
                                                     1996             1995
                                                  (UNAUDITED)     (UNAUDITED)
                                                  -----------     -----------
Net Sales . . . . . . . . . . . . . . . . . . . .  $29,831          $24,945
Cost of Sales . . . . . . . . . . . . . . . . . .   17,204           12,055
                                                   -------           ------
Gross profit. . . . . . . . . . . . . . . . . . .   12,627           12,890
                                                   -------           ------
Operating Expenses:
  Research and development. . . . . . . . . . . .    3,645            2,330
  Sales and marketing . . . . . . . . . . . . . .    2,248            1,415
  General and administrative. . . . . . . . . . .    2,330            1,962
                                                   -------           ------
Operating Income. . . . . . . . . . . . . . . . .    4,404            7,183
                                                   -------           ------
Other (expense) income, net . . . . . . . . . . .      (66)             199
                                                   -------           ------
Net income before income taxes. . . . . . . . . .    4,338            7,382
Provision for income taxes. . . . . . . . . . . .    1,676            2,873
                                                   -------           ------
Net Income. . . . . . . . . . . . . . . . . . . . $  2,662          $ 4,509
                                                   -------           ------
                                                   -------           ------
Net Income per share. . . . . . . . . . . . . . . $   0.12          $  0.24
                                                   -------           ------
                                                   -------           ------
Weighted average shares outstanding . . . . . . .   21,653           19,046
                                                   -------           ------
                                                   -------           ------

                                                   SIX MONTHS ENDED JUNE 30,
                                                  --------------------------
                                                    1996             1995
                                                 (UNAUDITED)      (UNAUDITED)
                                                 -----------      -----------

Net Sales . . . . . . . . . . . . . . . . . . . .  $56,997          $42,984
Cost of Sales . . . . . . . . . . . . . . . . . .   34,239           21,739
                                                    ------           ------
Gross profit. . . . . . . . . . . . . . . . . . .   22,758           21,245
                                                    ------           ------
Operating Expenses:
  Research and development. . . . . . . . . . . .    7,143            4,394
  Sales and marketing . . . . . . . . . . . . . .    4,331            2,722
  General and administrative. . . . . . . . . . .    4,055            3,614
                                                    ------           ------
Operating Income. . . . . . . . . . . . . . . . .    7,229           10,515
                                                    ------           ------
Other (expense) income, net . . . . . . . . . . .     (236)              96
                                                    ------           ------
Net income before income taxes. . . . . . . . . .    6,993           10,611
Provision for income taxes. . . . . . . . . . . .    2,658            4,105
                                                    ------           ------
Net Income. . . . . . . . . . . . . . . . . . . .  $ 4,335         $  6,506
                                                    ------           ------
                                                    ------           ------
Net Income per share. . . . . . . . . . . . . . .  $  0.20         $   0.34
                                                    ------           ------
                                                    ------           ------
Weighted average shares outstanding . . . . . . .   21,657           18,885
                                                    ------           ------
                                                    ------           ------

             The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                  SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------
                                                    1996             1995
                                                 (UNAUDITED)      (UNAUDITED)
                                                 -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . .  $ 4,335          $ 6,506
  Adjustments to reconcile net income to net
   cash provided by operating activities --
    Depreciation and amortization . . . . . . . .    1,146              764
    Amortization of deferred compensation . . . .       24               --
    (Gain) loss on disposal of property and
     equipment. . . . . . . . . . . . . . . . . .       20              (44)
    Changes in operating assets and liabilities --
     Accounts receivable, trade . . . . . . . . .   (3,203)          (6,086)
     Related parties and other receivables. . . .     (209)          (1,989)
     Inventories. . . . . . . . . . . . . . . . .   (1,062)          (3,668)
     Income taxes . . . . . . . . . . . . . . . .    1,041            1,869
     Other current assets . . . . . . . . . . . .       83              (33)
     Deposits and other . . . . . . . . . . . . .       34             (193)
     Demonstration and customer service equipment     (411)            (194)
     Accounts payable . . . . . . . . . . . . . .   (2,172)           3,358
     Accrued payroll and employee benefits. . . .      677              491
     Customer deposits and other accrued expenses     (126)              71
                                                   -------          -------
     Net cash provided by operating activities. .      177              852
                                                   -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net . . . .   (4,352)          (1,786)
                                                   -------          -------
      Net cash used in investing activities . . .   (4,352)          (1,786)
                                                   -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable . . . . . . . . . .       --            7,354
  Repayment of notes payable and capital
   lease obligations. . . . . . . . . . . . . . .     (492)          (6,684)
  Proceeds from sale of common stock. . . . . . .      118              (48)
                                                   -------          -------
      Net cash (used in) provided by
       financing activities . . . . . . . . . . .     (374)             622
                                                   -------          -------
EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT . . .      (19)             410
                                                   -------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.   (4,568)              98
CASH AND CASH EQUIVALENTS, beginning of period. .   13,332              368
                                                   -------          -------
CASH AND CASH EQUIVALENTS, end of period. . . . .  $ 8,764          $   466
                                                   -------          -------
                                                   -------          -------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Exercise of stock options in exchange
   for stockholders' note receivable. . . . . . . $      0       $  1,083
                                                    -------        -------
                                                    -------        -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest. . . . . . . . . . . . . $    100       $    335
                                                    -------        -------
                                                    -------        -------
  Cash paid for income taxes. . . . . . . . . . . $  1,697       $    664
                                                    -------        -------
                                                    -------        -------

             The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

    In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at June 30, 1996, its results of operations and cash flows for the three and six month periods ended June 30, 1996 and June 30, 1995.

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

(3) ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                                JUNE 30,
                                                  1996          DECEMBER 31,
                                               (UNAUDITED)          1995
                                               -----------      ------------
                                                      (IN THOUSANDS)
    Domestic. . . . . . . . . . . . . . . . .    $12,483          $  8,825
    Foreign . . . . . . . . . . . . . . . . .      4,466             4,925
    Allowance for doubtful accounts . . . . .       (206)             (210)
                                                 -------           -------
    Trade accounts receivable . . . . . . . .    $16,743           $13,540
    Related parties . . . . . . . . . . . . .        777               979
    Other . . . . . . . . . . . . . . . . . .      1,063               653
                                                 -------           -------
    Total accounts receivable . . . . . . . .    $18,583           $15,172
                                                 -------           -------
                                                 -------           -------

(4) INVENTORIES

    Inventories consisted of the following:

                                                JUNE 30,
                                                  1996          DECEMBER 31,
                                               (UNAUDITED)          1995
                                               -----------      ------------
                                                      (IN THOUSANDS)
    Parts and raw materials . . . . . . . . .    $12,472          $11,104
    Work in process . . . . . . . . . . . . .      2,363            1,936
    Finished goods. . . . . . . . . . . . . .      2,331            3,064
                                                 -------          -------
                                                 $17,166          $16,104
                                                 -------          -------
                                                 -------          -------

(5) NET INCOME PER COMMON SHARE

         Net income per share is computed based on results of operations attributable to common stock and weighted average number of common and common equivalent shares outstanding during each of the periods. Earnings per share are calculated by dividing the net earnings by the weighted average of common and common equivalent shares outstanding during each of the periods.

(6) STOCKHOLDERS' EQUITY

    Stockholders' equity consisted of the following:

                                                 JUNE 30,
                                                   1996         DECEMBER 31,
                                               (UNAUDITED)          1995
                                                ---------       ------------
                                               (IN THOUSANDS, EXCEPT PAR VALUE)
Common stock, $0.001 par value, 30,000 shares
  authorized; 21,239 and 21,069 shares issued
  and outstanding...............................  $    21          $    21
Additional paid-in capital......................   23,046           22,925
Retained earnings...............................   24,257           19,921
Stockholders' notes receivable..................   (1,083)          (1,083)
Deferred compensation...........................     (106)            (130)
Cumulative translation adjustment...............     (586)            (567)
                                                  -------          -------
Total stockholders' equity......................  $45,549          $41,087
                                                  -------          -------
                                                  -------          -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion contains, in addition to historical information, forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's 1995 annual report on Form 10-K.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

 SALES

   Sales for the second quarter of 1996 were $29.8 million, an increase of 20% from second quarter of 1995 sales of $24.9 million. The Company's sales growth during the periods presented has resulted from the increased unit sales of the Company's systems. Average selling prices remained constant. A significant part of this unit sales growth is attributable to increased sales to domestic customers, primarily the Company's two largest customers, which in the quarter reported on accounted for approximately 57% of the Company's revenue, as compared to 40% for the same quarter of the previous year.

   The Company is cautious about the outlook for future sales to the semiconductor equipment industry. During the most recent quarter, 71% of the Company's revenue came from this industry. Industry analysts are generally forecasting reduced demand in the semiconductor equipment industry in the near-term.

   In particular, the Company believes that the following factors could impact forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable: volatility of the semiconductor and semiconductor equipment industries, customer concentration, dependence on design wins, rapid technological change and dependence on new system introduction, competition, and management of growth.

 GROSS MARGIN

   The Company's gross margin for the second quarter of 1996 was 42.3% of revenue, down from 51.7% of revenue in the comparable period in 1995 and up from 37.3% in the first quarter of 1996. The gross margin in the second quarter of 1996 compared to the comparable period in 1995 was primarily affected by higher costs associated with outsourcing the manufacture of assemblies, product mix, and costs associated with expanded manufacturing facilities. The Company realized improvements from the first quarter to the second quarter of 1996 resulting from the review of all outsourcing contracts, re-negotiating prices with outsourcing vendors and re-evaluating prior decisions to outsource certain assemblies. Additionally, the Company's revenues increased $2.7 million from the first quarter to the second quarter of 1996 resulting in more favorable absorption of manufacturing overhead.

 RESEARCH AND DEVELOPMENT

   The Company's research and development costs are associated with researching new technologies, developing new products and improving existing product designs. Research and development expenses for the second quarter of 1996 were $3.6 million, compared to expenses of $2.3 million in the second quarter of 1995, representing an increase of 56%. As a percentage of sales, research and development expenses increased to 12.2% in the second quarter of 1996 from 9.3% in the second quarter of 1995. The increase is primarily associated with costs incurred to support new product development.

    The Company believes that continued research and development investment is essential to ongoing development of new products. Since inception, all research and development costs have been internally funded and expensed.

 SALES AND MARKETING

   Sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses for the second quarter of 1996 were $2.2 million, compared to expenses of $1.4 million in the second quarter of 1995, representing an increase of 59%. As a percentage of sales, sales and marketing expenses increased to 7.5% in the second quarter of 1996 from 5.7% in the second quarter of 1995. The increase is attributable to costs associated with expansion of the sales and marketing infrastructure to support the increase in sales volume.

   The Company is reorganizing its sales and marketing team to better address the specific needs of its customers. To accomplish this, the Company hired a vice president of sales, marketing and customer support, opened a new support office in Korea and plans to open a service office in Taiwan. As a result, sales and marketing expenses are expected to increase as a percentage of sales in future periods.

 GENERAL AND ADMINISTRATIVE

   General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses for the second quarter of 1996 were $2.3 million, compared to expenses of $2.0 million in the second quarter of 1995, representing an increase of 19%. As a percentage of sales, these expenses decreased to 7.8% in the second quarter of 1996 from 7.9% in the second quarter of 1995.

   The Company is currently implementing information management system software which will replace existing systems to support its growth. The Company expects that significant charges related to training and implementation of the new software will occur during 1996. Some of these expenses were recognized and have been allocated to other functional areas.

 OTHER INCOME (EXPENSE)

   Other income and expense consists primarily of foreign exchange gains and losses, interest expense and other miscellaneous income and expense items. Other expenses were $0.1 million for the second quarter of 1996, compared to other income of $0.2 million in the second quarter of 1995.

 PROVISION FOR INCOME TAXES

   The income tax provision of $1.7 million for the second quarter of 1996 represented an estimated effective rate of 38.6%. The income tax provision in the comparable period in 1995 was $2.9 million, representing an estimated rate of 38.9%.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

 SALES

   Sales for the first six months of 1996 were $57.0 million, an increase of 33% from sales of $43.0 million in the comparable period in 1995. The Company's sales growth during the periods presented has resulted from the increased unit sales of the Company's systems. A significant part of this growth is attributable to increased sales to domestic customers, primarily the Company's two largest customers, which in the six months reported on accounted for approximately 57% of the company's revenue, as compared to 41% for the same period in the previous year.

   The Company is cautious about the outlook for future sales to the semiconductor equipment industry. During the first six months of 1996, 72% of the Company's revenue came from this industry. Industry analysts are generally forecasting reduced demand in the semiconductor equipment industry in the near-term.

 GROSS MARGIN

   The Company's gross margin for the first six months of 1996 was 39.9% of revenue, down from 49.4% of revenue in the comparable period in 1995. The gross margin in the first six months of 1996 was primarily affected by higher costs associated with outsourcing assemblies, changes in product mix, and costs associated with expanding into additional manufacturing facilities. Average selling prices remained relatively constant.

 RESEARCH AND DEVELOPMENT

   Research and development expenses for the first six months of 1996 were $7.1 million, compared to expenses of $4.4 million in the comparable period in 1995, representing an increase of 63%. As a percentage of sales, research and development expenses increased to 12.5% in the first six months of 1996 from 10.2% in the first six months of 1995. The increase is primarily associated with costs incurred to support new product development.

 SALES AND MARKETING

   Sales and marketing expenses for the first six months of 1996 were $4.3 million, compared to expenses of $2.7 million in the comparable period in 1995, representing an increase of 59%. As a percentage of sales, these expenses increased to 7.6% in the first six months of 1996 from 6.3% in the first six months of 1995. The increase is attributable to costs associated with expansion to support the increase in sales volume.

 GENERAL AND ADMINISTRATIVE

   General and administrative expenses for the first six months of 1996 were $4.1 million, compared to expenses of $3.6 million in the comparable period in 1995, representing an increase of 12%. As a percentage of sales, these expenses decreased to 7.1% in the first six months of 1996 from 8.4% in the first six months of 1995.

 OTHER INCOME (EXPENSE)

   Other expenses were $0.2 million for the first six months of 1996, compared to other income of $0.1 million in the first six months of 1995.

 PROVISION FOR INCOME TAXES

   The income tax provision of $2.7 million for the first six months of 1996 represented an estimated effective rate of 38.0%. The income tax provision in the comparable period in 1995 was $4.1 million, representing an estimated rate of 38.7%. The Company periodically adjusts its income tax provision based upon the anticipated tax status of all foreign and domestic entities.

LIQUIDITY AND CAPITAL RESOURCES

   Until the initial public offering of the Company's common stock in November 1995, the Company financed its operations, acquired equipment and met its working capital requirements through borrowings under its revolving line of credit, long-term loans secured by property and equipment and cash flow from operations.

   Cash provided by operations totaled $0.2 million for the first six months in 1996 compared to $0.9 million for the same period in 1995. Cash provided in the first six months of 1996 was primarily a result of net income offset by increases in accounts receivable and inventories and decreases in accounts payable. Cash provided in the comparable period in 1995 was primarily a result of net income and increases in accounts payable offset by increases in accounts receivable and inventories.

   Investing activities, consisting primarily of equipment acquisitions and leasehold improvements, used cash of $4.4 million in the first six months of 1996, versus $1.8 million in the comparable period in 1995. Financing activities in the first six months of 1996 consisted primarily of note and loan repayments and used cash of $0.4 million. In the comparable period in 1995, financing activities consisted primarily of proceeds from and repayments to the Company's revolving line of credit, proceeds from notes payable, and repayment of notes payable and capital lease obligations and generated cash of $0.6 million.

   The Company plans to spend approximately $2.0 million through the remainder of 1996 for the acquisition of equipment and integrated information management system software, leasehold improvements and furnishings.

   As of June 30, 1996, the Company had working capital of $34.3 million. The Company's principal sources of liquidity consisted of $8.8 million of cash and cash equivalents and $8.0 million available under an $8.0 million revolving line of credit that bears interest at the prime rate (8.25% at July 15, 1996). The Company has the option to convert up to $3.0 million of its revolving line of credit to a 36-month term loan that would bear interest at prime rate plus 0.50%.

   The Company also has a term loan for equipment financing. At June 30, 1996, $1.3 million was outstanding under the term loan, which bears interest at prime plus 0.75% and is due July 31, 1999. The Company also entered into an agreement in November 1995, that provides the Company with a $1.5 million line of credit to purchase equipment. At June 30, 1996, there were no amounts outstanding under this line of credit.

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

           None.


  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
    HOLDERS

    The Company held its 1996 Annual Meeting of Stockholders on Wednesday, May 15, 1996, to vote on two proposals. Proxy statements were sent to all shareholders. The first proposal was for the election of directors, including Douglas S. Schatz, G. Brent Backman, Richard P. Beck, Elwood Spedden, and Jon D. Tompkins. All five directors were elected with the following votes tabulated:

                        TOTAL VOTE FOR           TOTAL VOTE WITHHELD
  NAME OF DIRECTOR      EACH DIRECTOR            FROM EACH DIRECTOR
  ----------------      --------------           -------------------

  Mr. Schatz            18,004,673               2,850

  Mr. Backman           18,004,673               2,850

  Mr. Beck              18,003,673               3,850

  Mr. Spedden           18,001,699               5,824

  Mr. Tompkins          18,001,699               5,824


  The second proposal was for the ratification of appointment of independent auditors. The current auditors, Arthur Anderson, LLP, were retained, with the following votes tabulated:

  FOR                   AGAINST             ABSTAIN             NO VOTE
  ---                   -------             -------             -------

  18,004,118            1,330               2,075               -0-


  ITEM 5.  OTHER INFORMATION

            None.


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            None.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ADVANCED ENERGY INDUSTRIES, INC.


                             /s/ Richard P. Beck
                             -----------------------
                             (Registrant)


                             Vice President, Chief Financial    August 1, 1996
                             Officer, Assistant Secretary and
                             Director (Principal Financial Officer
                             and Principal Accounting Officer