Form 10-Q
period 1996-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 1996-11-13
CIK 927003

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              _______________

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from __________  to __________.


                      Commission file number:  0-26966

                      ADVANCED ENERGY INDUSTRIES, INC.
-------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


DELAWARE                                   84-0846841
---------------------------------------    ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1625 SHARP POINT DRIVE, FORT COLLINS, CO    80525
---------------------------------------    ------------------------------------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

As of September 30, 1996, there were 21,251,192 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                       ADVANCED ENERGY INDUSTRIES,  INC.
                                   FORM 10-Q
                                     INDEX


PART I   FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

            Consolidated Balance Sheets-
            September 30, 1996 and December 31, 1995                          3

            Consolidated Statements of Operations-
            Three months and nine months ended September 30, 1996 and 1995    4

            Consolidated Statements of Cash Flows-
            Nine months ended September 30, 1996 and 1995                     5

            Notes to consolidated financial statements                        6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               8

PART II  OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS                                                14

  ITEM 2.   CHANGES IN SECURITIES                                            14

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  14

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              14

  ITEM 5.   OTHER INFORMATION                                                14

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 14

PART I   FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996           1995
                                                     (UNAUDITED)
                                                     -----------     -----------

ASSETS

Current Assets:
  Cash and cash equivalents. . . . . . . . . . . .      $  8,544        $13,332
  Accounts receivable. . . . . . . . . . . . . . .        15,813         15,172
  Inventories. . . . . . . . . . . . . . . . . . .        15,297         16,104
  Prepaid expenses and other current assets. . . .           998            663
  Deferred income tax benefit. . . . . . . . . . .         1,031          1,031
                                                         -------        -------
Total current assets . . . . . . . . . . . . . . .        41,683         46,302
                                                         -------        -------

Property and Equipment, net. . . . . . . . . . . .         9,841          6,639
Other Assets . . . . . . . . . . . . . . . . . . .         2,596          2,378
                                                         -------        -------
Total assets . . . . . . . . . . . . . . . . . . .       $54,120        $55,319
                                                         -------        -------
                                                         -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . .      $  2,607       $  6,665
  Accrued payroll and employee benefits. . . . . .         2,510          2,763
  Other accrued expenses . . . . . . . . . . . . .           755            749
  Customer deposits. . . . . . . . . . . . . . . .           125            113
  Accrued income tax payable . . . . . . . . . . .           296          1,336
  Current portion of long-term debt. . . . . . . .         1,004            927
                                                         -------        -------
Total current liabilities. . . . . . . . . . . . .         7,297         12,553
                                                         -------        -------

Long-term debt . . . . . . . . . . . . . . . . . .           978          1,557
Deferred income tax liability. . . . . . . . . . .           122            122
                                                         -------        -------
Total liabilities. . . . . . . . . . . . . . . . .         8,397         14,232
                                                         -------        -------

Stockholders' equity . . . . . . . . . . . . . . .        45,723         41,087
                                                         -------        -------
Total liabilities and stockholders' equity . . . .       $54,120        $55,319
                                                         -------        -------
                                                         -------        -------


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

              ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     QUARTER ENDED SEPTEMBER 30,
                                                     --------------------------
                                                          1996         1995
                                                     (UNAUDITED)    (UNAUDITED)
                                                     ----------     ----------
Net Sales. . . . . . . . . . . . . . . . . . . . .     $21,639        $25,554
Cost of Sales. . . . . . . . . . . . . . . . . . .      15,047         12,734
                                                       -------        -------
Gross profit . . . . . . . . . . . . . . . . . . .       6,592         12,820
                                                       -------        -------
Operating Expenses:
  Research and development . . . . . . . . . . . .       3,349          2,711
  Sales and marketing. . . . . . . . . . . . . . .       2,201          1,571
  General and administrative . . . . . . . . . . .         933          1,801
                                                       -------        -------
Operating Income . . . . . . . . . . . . . . . . .         109          6,737
                                                       -------        -------
Other (expense) income, net. . . . . . . . . . . .          97           (562)
                                                       -------        -------
Net income before income taxes . . . . . . . . . .         206          6,175
Provision for income taxes . . . . . . . . . . . .          83          2,116
                                                       -------        -------
Net Income . . . . . . . . . . . . . . . . . . . .     $   123        $ 4,059
                                                       -------        -------
                                                       -------        -------
Net Income per share . . . . . . . . . . . . . . .     $  0.01        $  0.21
                                                       -------        -------
                                                       -------        -------
Weighted average shares outstanding. . . . . . . .      21,622         19,170
                                                       -------        -------
                                                       -------        -------



                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                          1996         1995
                                                     (UNAUDITED)
                                                     ----------     ----------

Net Sales. . . . . . . . . . . . . . . . . . . . .     $78,636        $68,538
Cost of Sales. . . . . . . . . . . . . . . . . . .      49,286         34,473
                                                       -------        -------
Gross profit . . . . . . . . . . . . . . . . . . .      29,350         34,065
                                                       -------        -------

Operating Expenses:
  Research and development . . . . . . . . . . . .      10,491          7,105
  Sales and marketing. . . . . . . . . . . . . . .       6,532          4,293
  General and administrative . . . . . . . . . . .       4,989          5,415
                                                       -------        -------
Operating Income . . . . . . . . . . . . . . . . .       7,338         17,252
                                                       -------        -------
Other (expense) income, net. . . . . . . . . . . .        (139)          (466)
                                                       -------        -------
Net income before income taxes . . . . . . . . . .       7,199         16,786
Provision for income taxes . . . . . . . . . . . .       2,741          6,221
                                                       -------        -------
Net Income . . . . . . . . . . . . . . . . . . . .     $ 4,458      $  10,565
                                                       -------        -------
                                                       -------        -------
Net Income per share . . . . . . . . . . . . . . .     $  0.21        $  0.56
                                                       -------        -------
                                                       -------        -------
Weighted average shares outstanding. . . . . . . .      21,645         18,887
                                                       -------        -------
                                                       -------        -------


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

              ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                          1996
                                                                      (UNAUDITED)         1995
                                                                    -------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,458        $10,565
  Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization . . . . . . . . . . . . . . . .         1,914          1,170
     Deferred income tax benefit . . . . . . . . . . . . . . . . .            --           (252)
     Amortization of deferred compensation . . . . . . . . . . . .            36             --
     Loss on disposal of property and equipment. . . . . . . . . .            41             --
     Changes in operating assets and liabilities --
       Accounts receivable, trade. . . . . . . . . . . . . . . . .          (520)        (6,859)
       Related parties and other receivables . . . . . . . . . . .          (120)          (983)
       Inventories . . . . . . . . . . . . . . . . . . . . . . . .           806         (7,527)
       Income taxes. . . . . . . . . . . . . . . . . . . . . . . .        (1,040)         2,390
       Other current assets. . . . . . . . . . . . . . . . . . . .          (335)          (310)
       Deposits and other. . . . . . . . . . . . . . . . . . . . .            43            (96)
       Demonstration and customer service equipment. . . . . . . .          (536)          (705)
       Accounts payable. . . . . . . . . . . . . . . . . . . . . .        (4,058)         4,628
       Accrued payroll and employee benefits . . . . . . . . . . .          (253)           619
       Customer deposits and other accrued expenses. . . . . . . .            18           (108)
                                                                        --------        -------
          Net cash provided by operating activities. . . . . . . .           454          2,532
                                                                        --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net. . . . . . . . . . . . .        (4,878)        (2,385)
                                                                        --------        -------
          Net cash used in investing activities. . . . . . . . . .        (4,878)        (2,385)
                                                                        --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable. . . . . . . . . . . . . . . . . . .            --         25,163
  Repayment of notes payable and capital lease
   obligations . . . . . . . . . . . . . . . . . . . . . . . . . .          (502)       (24,638)
  Proceeds from sale of common stock . . . . . . . . . . . . . . .           129             84
                                                                        --------        -------
     Net cash (used in) provided by financing activities . . . . .          (373)           609
                                                                        --------        -------
EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT. . . . . . . . . . . .             9           (399)
                                                                        --------        -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . .        (4,788)           357
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . .        13,332            368
                                                                        --------        -------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . .      $  8,544         $  725
                                                                        --------        -------
                                                                        --------        -------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Deferred compensation on stock options issued. . . . . . . . . .      $      0        $   142
                                                                        --------        -------
                                                                        --------        -------
  Exercise of stock options in exchange for stockholders'
   note receivable . . . . . . . . . . . . . . . . . . . . . . . .      $      0        $ 1,083
                                                                        --------        -------
                                                                        --------        -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . .      $    143        $   469
                                                                        --------        -------
                                                                        --------        -------
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . .      $  3,657        $ 4,083
                                                                        --------        -------
                                                                        --------        -------

                     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

              ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at September 30, 1996, its results of operations and cash flows for the three and nine month periods ended September 30, 1996 and September 30, 1995.

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

(3) ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following:

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                         1996          1995
                                                      (UNAUDITED)
                                                    -------------  ------------
                                                            (IN THOUSANDS)
  Domestic . . . . . . . . . . . . . . . . . . . .    $  9,350       $  8,825
  Foreign. . . . . . . . . . . . . . . . . . . . .       4,916          4,925
  Allowance for doubtful accounts. . . . . . . . .        (206)          (210)
                                                       -------        -------
  Trade accounts receivable. . . . . . . . . . . .     $14,060        $13,540
  Related parties. . . . . . . . . . . . . . . . .         909            979
  Other. . . . . . . . . . . . . . . . . . . . . .         844            653
                                                       -------        -------
  Total accounts receivable. . . . . . . . . . . .     $15,813        $15,172
                                                       -------        -------
                                                       -------        -------
(4) INVENTORIES

  Inventories consisted of the following:

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                         1996          1995
                                                      (UNAUDITED)
                                                    -------------  ------------
                                                            (IN THOUSANDS)
  Parts and raw materials. . . . . . . . . . . . .     $11,060        $11,104
  Work in process. . . . . . . . . . . . . . . . .       1,672          1,936
  Finished goods . . . . . . . . . . . . . . . . .       2,565          3,064
                                                       -------        -------
                                                       $15,297        $16,104
                                                       -------        -------
                                                       -------        -------

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

(6) STOCKHOLDERS' EQUITY

     Stockholders' equity consisted of the following:

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                         1996          1995
                                                      (UNAUDITED)
                                                    -------------  ------------
                                                           (IN THOUSANDS,
                                                          EXCEPT PAR VALUE)
  Common stock, $0.001 par value, 30,000 shares
    authorized;  21,251 and 21,069 shares issued
    and outstanding. . . . . . . . . . . . . . . .     $    21        $    21
  Additional paid-in capital . . . . . . . . . . .      23,057         22,925
  Retained earnings. . . . . . . . . . . . . . . .      24,380         19,921
  Stockholders' notes receivable . . . . . . . . .      (1,083)        (1,083)
  Deferred compensation. . . . . . . . . . . . . .         (94)          (130)
  Cumulative translation adjustment. . . . . . . .        (558)          (567)
                                                       -------        -------
  Total stockholders' equity . . . . . . . . . . .     $45,723        $41,087
                                                       -------        -------
                                                       -------        -------

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

  SALES

     Sales for the third quarter of 1996 were $21.6 million, a decrease of 16% from third quarter of 1995 sales of $25.6 million. The Company's sales decline in the third quarter of 1996 resulted from the decreased unit sales of the Company's systems and a change in product mix, which also reduced the average selling price for the period. A significant part of this unit sales decrease is attributable to decreased demand by domestic semiconductor equipment customers, primarily the Company's two largest customers.

     The Company continues to be cautious about the outlook for future sales to the semiconductor equipment industry. During the most recent quarter, 52% of the Company's revenue came from this industry, down from 57% in the same quarter a year ago.

  GROSS MARGIN

     The Company's gross margin for the third quarter of 1996 was 30.5% of revenue, down from 50.2% of revenue in the comparable period in 1995, and down from 42.3% in the second quarter of 1996. The decline in gross margin in the third quarter of 1996 was primarily the result of underabsorbed fixed manufacturing costs. Revenues in the current quarter were $3.9 million lower than in the third quarter of 1995 and $8.2 million lower than in the second quarter of 1996, while fixed overhead expenses were increased during 1995 and early 1996 to provide higher capacity. The Company expects underabsorption of manufacturing overhead will continue to adversely impact gross margin until sales levels improve. Additionally, gross margin was negatively impacted by a shift in product mix toward products on which material costs increased as a percentage of sales and by increased customer service costs, which increased as a percentage of sales, as a result of the lower sales base.

     During the third quarter, the Company announced cost containment measures in response to recent declines in orders to the semiconductor capital equipment market. As part of these measures, the Company reduced headcount by 7 percent, reduced leased facilities by 7 percent, initiated a 10% decrease in senior management salaries and reevaluated inventories for excess and obsolete parts. These efforts resulted in additional charges of $350K related to severance pay, charges associated with subleasing facilities and an increased provision for excess inventories.

  RESEARCH AND DEVELOPMENT

     The Company's research and development costs are associated with researching new technologies, developing new products and improving existing product designs. Research and development expenses for the third quarter of 1996 were $3.3 million, compared to expenses of $2.7 million in the third quarter of 1995, representing an increase of 22%. As a percentage of sales, research and development expenses increased to 15.5% in the third quarter of 1996 from 10.6% in the third quarter of 1995. The increase is primarily associated with costs incurred to support new product development.

     The Company believes that continued research and development investment is essential to ongoing development of new products. Since inception, all research and development costs have been internally funded and expensed.

  SALES AND MARKETING

     Sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses for the third quarter of 1996 were $2.2 million, compared to expenses of $1.6 million in the third quarter of 1995, representing an increase of 38%. As a percentage of sales, sales and marketing expenses increased to 10.2% in the third quarter of 1996 from 6.1% in the third quarter of 1995. The dollar increase is attributable to costs associated with expansion of the sales and marketing infrastructure to support the sales volume increase realized in the second quarter of 1996. As a percentage of sales, the major increase is a result of the lower sales base.

     The Company is reorganizing its sales and marketing team to better address the specific needs of its customers. As a result, sales and marketing expenses are expected to increase as a percentage of sales in future periods.

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses for the third quarter of 1996 were $0.9 million, compared to expenses of $1.8 million in the third quarter of 1995, representing a decrease of 42%. As a percentage of sales, these expenses decreased to 4.3% in the third quarter of 1996 from 7.0% in the third quarter of 1995. The decrease during the third quarter was primarily attributed to reductions made to previously accrued bonuses and other employee benefits.

     The Company is currently implementing information management system software which will replace existing systems to support its growth. The Company expects that significant charges related to training and implementation of the new software will occur during 1996 and 1997. The expenses incurred to date have been recognized in the appropriate functional area.

  OTHER INCOME (EXPENSE)

     Other income and expense consists primarily of foreign exchange gains and losses, interest expense and other miscellaneous income and expense items. Other income was $0.1 million for the third quarter of 1996, compared to other expenses of $0.6 million in the third quarter of 1995.

     The Company has experienced fluctuations in foreign currency exchange rates during the past few months. As a hedge against significant currency fluctuations in the Japanese yen, the Company has entered into various forward foreign exchange contracts to lessen exposures to foreign exchange losses.

  PROVISION FOR INCOME TAXES

     The income tax provision of $0.1 million for the third quarter of 1996 represented an estimated effective rate of 40.3%. The income tax provision in the comparable period in 1995 was $2.1 million, representing an estimated rate of 34.3%. The Company adjusts its income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

  SALES

     Sales for the first nine months of 1996 were $78.6 million, an increase of 15% from sales of $68.5 million in the comparable period in 1995. The Company's sales growth during the periods presented has resulted from the increased unit sales of the Company's systems, primarily in the first half of 1996. A significant part of this growth is attributable to higher sales to domestic customers, primarily the Company's two largest customers.

  GROSS MARGIN

     The Company's gross margin for the first nine months of 1996 was 37.3% of revenue, down from 49.7% of revenue in the comparable period in 1995. The decline in gross margin in the first nine months of 1996 was primarily affected by higher material costs associated with outsourcing assemblies, changes in product mix, including some shift toward lower margin CE products, and underabsorbed overhead costs. Average selling prices for the two comparative nine month periods remained relatively constant.

  RESEARCH AND DEVELOPMENT

     Research and development expenses for the first nine months of 1996 were $10.5 million, compared to expenses of $7.1 million in the comparable period in 1995, representing an increase of 48%. As a percentage of sales, research and development expenses increased to 13.3% in the first nine months of 1996 from 10.4% in the first nine months of 1995. The increase is primarily associated with costs incurred to support new product development.

  SALES AND MARKETING

     Sales and marketing expenses for the first nine months of 1996 were $6.5 million, compared to expenses of $4.3 million in the comparable period in 1995, representing an increase of 51%. As a percentage of sales, these expenses increased to 8.3% in the first nine months of 1996 from 6.3% in the first nine months of 1995. The increase is attributable to costs associated with expansion to support the increase in sales volume, and to provide additional support to customers.

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the first nine months of 1996 were $5.0 million, compared to expenses of $5.4 million in the comparable period in 1995, representing a decrease of 7%. As a percentage of sales, these expenses decreased to 6.3% in the first nine months of 1996 from 7.9% in the first nine months of 1995. The decrease in general and administrative expenses as a percentage of sales was primarily attributed to reductions made to previously accrued bonuses and other employee benefits.

  OTHER INCOME (EXPENSE)

     Other expenses were $0.1 million for the first nine months of 1996, compared to $0.5 million in the comparable period in 1995.

  PROVISION FOR INCOME TAXES

     The income tax provision of $2.7 million for the first nine months of 1996 represented an estimated effective rate of 38.1%. The income tax provision in the comparable period in 1995 was $6.2 million, representing an estimated rate of 37.1%. The Company periodically adjusts its income tax provision based upon the anticipated tax status of all foreign and domestic entities.

LIQUIDITY AND CAPITAL RESOURCES

     Until the initial public offering of the Company's common stock in November 1995, the Company financed its operations, acquired equipment and met its working capital requirements through borrowings under its revolving line of credit, long-term loans secured by property and equipment and cash flow from operations.

     Cash provided by operations totaled $0.5 million for the first nine months in 1996 compared to $2.5 million for the same period in 1995. Cash provided in the first nine months of 1996 was primarily a result of net income offset by decreases in accounts payable. Cash provided in the comparable period in 1995 was primarily a result of net income and increases in accounts payable and income taxes payable offset by increases in accounts receivable and inventories.

     Investing activities, consisting primarily of equipment acquisitions and leasehold improvements, used cash of $4.9 million in the first nine months of 1996, versus $2.4 million in the comparable period in 1995. Financing activities in the first nine months of 1996 consisted primarily of note and loan repayments and used cash of $0.4 million. In the comparable period in 1995, financing activities consisted primarily of proceeds from and repayments to the Company's revolving line of credit, proceeds from notes payable, and repayment of notes payable and capital lease obligations and generated cash of $0.6 million.

     The Company plans to spend approximately $0.4 million through the remainder of 1996 for the acquisition of equipment and integrated information management system software, leasehold improvements and furnishings.

     As of September 30, 1996, the Company had working capital of $34.4 million. The Company's principal sources of liquidity consisted of $8.5 million of cash and cash equivalents and $8.0 million available under an $8.0 million revolving line of credit that bears interest at the prime rate (8.25% at October 15, 1996). The Company has the option to convert up to $3.0 million of its revolving line of credit to a 36-month term loan that would bear interest at prime rate plus 0.50%.

     The Company also has a term loan for equipment financing for its US operations. At September 30, 1996, $1.2 million was outstanding under the term loan, which bears interest at prime plus 0.75% and is due July 31, 1999. During the third quarter, the Company entered into an agreement for a term loan of $0.2 million to provide working capital for its Japan operations. The Company also entered into an agreement in November 1995, that provides the Company with a $1.5 million line of credit to purchase equipment. At September 30, 1996, there were no amounts outstanding under this line of credit.

     The Company believes that its cash and cash equivalents, cash flow from operations and available borrowings, will be sufficient to meet the Company's working capital needs through at least the first half of 1997. After that time, the Company may require additional equity or debt financing to address its working capital, capital equipment, or expansion needs. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to the Company.

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


                                     ADVANCED ENERGY INDUSTRIES, INC.

November 12, 1996
                                    /s/  RICHARD P. BECK
                                    -----------------------------------------
                                    (Registrant)
                                    Vice President, Chief Financial
                                    Officer, Assistant Secretary and
                                    Director (Principal Financial Officer
                                    and Principal Accounting Officer)