Form 10-Q
period 1997-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 1997-05-14
CIK 927003

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   ----------------

                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended March 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from __________  to __________.

                           Commission file number:  0-26966


                           ADVANCED ENERGY INDUSTRIES, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                    DELAWARE                            84-0846841
        -------------------------------             -------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)


    1625 SHARP POINT DRIVE, FORT COLLINS, CO               80525
    ----------------------------------------           --------------
    (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670
                                                     ---------------

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

As of March 31, 1997, there were 21,277,495 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                          ADVANCED ENERGY INDUSTRIES, INC.
                                      FORM 10-Q
                                        INDEX



PART I    FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

             Consolidated Balance Sheets-
             March 31, 1997 and December 31, 1996                       3

             Consolidated Statements of Operations-
             Three months ended March 31, 1997 and 1996                 4

             Consolidated Statements of Cash Flows-
             Three months ended March 31, 1997 and 1996                 5

             Notes to consolidated financial statements                 6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        8


PART II   OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS                                         12

  ITEM 2.    CHANGES IN SECURITIES                                     12

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                           12

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       12

  ITEM 5.    OTHER INFORMATION                                         12

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                          12

PART I   FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                  ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                        MARCH 31,   DECEMBER 31,
                                                          1997          1996
ASSETS                                                (UNAUDITED)
                                                      -----------   ------------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . .   $ 9,784       $11,231
  Accounts receivable. . . . . . . . . . . . . . . . .    18,992        16,116
  Inventories. . . . . . . . . . . . . . . . . . . . .    16,197        13,976
  Prepaid expenses and other current assets. . . . . .       867         1,013
  Deferred income tax benefit. . . . . . . . . . . . .     1,223         1,223
                                                         -------       -------
Total current assets . . . . . . . . . . . . . . . . .    47,063        43,559
                                                         -------       -------
Property and Equipment, net. . . . . . . . . . . . . .     9,191         9,500
Other Assets . . . . . . . . . . . . . . . . . . . . .     2,410         2,972
                                                         -------       -------
Total assets . . . . . . . . . . . . . . . . . . . . .   $58,664       $56,031
                                                         -------       -------
                                                         -------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .   $ 4,553       $ 2,253
  Accrued payroll and employee benefits. . . . . . . .     2,590         2,396
  Other accrued expenses . . . . . . . . . . . . . . .       756         1,156
  Customer deposits. . . . . . . . . . . . . . . . . .       224           166
  Accrued income tax payable . . . . . . . . . . . . .     1,396         1,485
  Current portion of long-term debt. . . . . . . . . .       785           924
                                                         -------       -------
Total current liabilities. . . . . . . . . . . . . . .    10,304         8,380
                                                         -------       -------

Long-term debt . . . . . . . . . . . . . . . . . . . .       966         1,127
Deferred income tax liability. . . . . . . . . . . . .        28            28
                                                         -------       -------
Total liabilities. . . . . . . . . . . . . . . . . . .    11,298         9,535
                                                         -------       -------

Stockholders' equity . . . . . . . . . . . . . . . . .    47,366        46,496
                                                         -------       -------
Total liabilities and stockholders' equity . . . . . .   $58,664       $56,031
                                                         -------       -------
                                                         -------       -------

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     QUARTER ENDED MARCH 31,
                                                  ----------------------------
                                                       1997           1996
                                                   (UNAUDITED)     (UNAUDITED)
                                                  -------------   ------------

Net Sales . . . . . . . . . . . . . . . . . . . .    $20,667         $27,166
Cost of Sales . . . . . . . . . . . . . . . . . .     13,158          17,035
                                                     -------         -------
Gross profit  . . . . . . . . . . . . . . . . . .      7,509          10,131
                                                     -------         -------
Operating Expenses:
   Research and development . . . . . . . . . . .      2,821           3,498
   Sales and marketing  . . . . . . . . . . . . .      1,799           2,083
   General and administrative . . . . . . . . . .      1,248           1,725
                                                     -------         -------
Operating Income  . . . . . . . . . . . . . . . .      1,641           2,825
                                                     -------         -------
Other (expense) income, net . . . . . . . . . . .       (387)           (170)
                                                     -------         -------
Net income before income taxes  . . . . . . . . .      1,254           2,655
Provision for income taxes  . . . . . . . . . . .        489             982
                                                     -------         -------
Net Income  . . . . . . . . . . . . . . . . . . .    $   765         $ 1,673
                                                     -------         -------
                                                     -------         -------
Net Income per share  . . . . . . . . . . . . . .    $  0.04         $  0.08
                                                     -------         -------
                                                     -------         -------
Weighted average shares outstanding . . . . . . .     21,821          21,794
                                                     -------         -------
                                                     -------         -------


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          1997           1996
                                                       (UNAUDITED)    (UNAUDITED)
                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . .   $   765       $ 1,673
  Adjustments to reconcile net income to net cash
   (used in ) provideded by operating activities --
     Depreciation and amortization . . . . . . . . . .       798           445
     Amortization of deferred compensation . . . . . .        12            12
     Loss on disposal of property and equipment. . . .        --            39
     Changes in operating assets and liabilities --
       Accounts receivable, trade. . . . . . . . . . .    (2,702)       (2,627)
       Related parties and other receivables . . . . .      (174)          133
       Inventories . . . . . . . . . . . . . . . . . .    (2,221)       (1,487)
       Income taxes. . . . . . . . . . . . . . . . . .       (89)          661
       Other current assets. . . . . . . . . . . . . .       146           126
       Deposits and other. . . . . . . . . . . . . . .        21            21
       Demonstration and customer service equipment. .       367           (15)
       Accounts payable. . . . . . . . . . . . . . . .     2,300         1,372
       Accrued payroll and employee benefits . . . . .       194           (63)
       Customer deposits and other accrued expenses. .      (342)         (211)
                                                         -------       -------
          Net cash (used in) provided by operating
           activities. . . . . . . . . . . . . . . . .      (925)           79
                                                         -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net. . . . . . .      (315)       (3,126)
                                                         -------       -------
          Net cash used in investing activities. . . .      (315)       (3,126)
                                                         -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and capital lease obligations  (300)         (234)
  Proceeds from sale of common stock . . . . . . . . .        11           110
                                                         -------       -------
     Net cash used in financing activities . . . . . .      (289)         (124)
                                                         -------       -------
EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT. . . . . .        82           (64)
                                                         -------       -------
DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .    (1,447)       (3,235)
CASH AND CASH EQUIVALENTS, beginning of period . . . .    11,231        13,332
                                                         -------       -------
CASH AND CASH EQUIVALENTS, end of period . . . . . . .   $ 9,784       $10,097
                                                         -------       -------
                                                         -------       -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . .   $    39       $    52
                                                         -------       -------
                                                         -------       -------
  Cash paid for income taxes . . . . . . . . . . . . .   $     0       $   290
                                                         -------       -------
                                                         -------       -------

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

    In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at March 31, 1997, and the results of their operations and cash flows for the three month periods ended March 31, 1997 and March 31, 1996.

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report on Form 10-K for the year ended December 31, 1996.

(2) INITIAL PUBLIC OFFERING

  In November 1995, the Company closed on the initial public offering of its common stock. In connection with the offering, 2,400,000 shares of previously unissued common shares were sold at a price of $10 per share, providing gross proceeds of $24,000,000, less $2,790,000 in offering costs.

(3) ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                                       MARCH 31,   DECEMBER 31,
                                                         1997         1996
                                                      (UNAUDITED)
                                                      -----------  -----------
                                                           (IN THOUSANDS)

Domestic . . . . . . . . . . . . . . . . . . . . . . .   $11,220       $ 9,944
Foreign. . . . . . . . . . . . . . . . . . . . . . . .     7,008         5,585
Allowance for doubtful accounts. . . . . . . . . . . .      (239)         (242)
                                                         -------       -------
Trade accounts receivable. . . . . . . . . . . . . . .   $17,989       $15,287
Related parties. . . . . . . . . . . . . . . . . . . .       482           541
Other. . . . . . . . . . . . . . . . . . . . . . . . .       521           288
                                                         -------       -------
Total accounts receivable. . . . . . . . . . . . . . .   $18,992       $16,116
                                                         -------       -------
                                                         -------       -------



(4) INVENTORIES

    Inventories consisted of the following:

                                                      MARCH 31,    DECEMBER 31,
                                                         1997         1996
                                                     (UNAUDITED)
                                                     -----------  ------------
                                                            (IN THOUSANDS)

     Parts and raw materials . . . . . . . . . . . . .   $11,862       $11,149
     Work in process . . . . . . . . . . . . . . . . .     1,642         1,122
     Finished goods. . . . . . . . . . . . . . . . . .     2,693         1,705
                                                         -------       -------
                                                         $16,197       $13,976
                                                         -------       -------
                                                         -------       -------

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

(6) STOCKHOLDERS' EQUITY

    Stockholders' equity consisted of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                          1997         1996
                                                      (UNAUDITED)
                                                      -----------   ----------
                                                       (IN THOUSANDS, EXCEPT
                                                             PAR VALUE)
     Common stock, $0.001 par value, 30,000 shares
       authorized;  21,277 and 21,268 shares issued
       and outstanding . . . . . . . . . . . . . . . .   $    21       $    21
     Additional paid-in capital. . . . . . . . . . . .    23,085        23,075
     Retained earnings . . . . . . . . . . . . . . . .    25,831        25,065
     Stockholders' notes receivable. . . . . . . . . .    (1,083)       (1,083)
     Deferred compensation . . . . . . . . . . . . . .       (70)          (82)
     Cumulative translation adjustment . . . . . . . .      (418)         (500)
                                                         -------       -------
     Total stockholders' equity. . . . . . . . . . . .   $47,366       $46,496
                                                         -------       -------
                                                         -------       -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


  The following discussion contains, in addition to historical information, forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's 1996 annual report on Form 10-K.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

 SALES

  Sales for the first quarter of 1997 were $20.7 million, a decrease of 24% from first quarter of 1996 sales of $27.2 million. The Company's decrease in sales between the periods presented has resulted from decreased unit sales of the Company's systems. A significant part of this unit sales decrease is attributable to decreased demand by domestic semiconductor equipment customers, primarily the Company's two largest customers reflecting the downturn in the entire semiconductor equipment industry. Sales in Europe were down marginally from the comparable quarter in 1996. Sales in Japan were up 188% from the comparable quarter in 1996 due to increased revenue from the flat panel display industry.

  The Company continues to be cautious about the outlook for future sales to the semiconductor equipment industry.

 GROSS MARGIN

  The Company's gross margin for the first quarter of 1997 was 36.3% of revenue, down from 37.3% of revenue in the comparable period in 1996, and down from 36.9% in the fourth quarter of 1996. The decline in gross margin from the first quarter of 1996 to the first quarter of 1997 is due primarily to higher customer service costs, which increased in total dollars spent and as a percentage of sales, higher allocations of infrastructure costs to cost of good sold, and a less favorable absorption of manufacturing overhead costs. These increases were partially offset by lower material costs. The Company expects that increased customer service costs and underutilization of manufacturing capacity will continue to negatively impact gross margin until sales levels improve.

 RESEARCH AND DEVELOPMENT

  The Company's research and development costs are incurred researching new technologies, developing new products and improving existing product designs. Research and development expenses for the first quarter of 1997 were $2.8 million, down from $3.5 million in the first quarter of 1996, representing a decrease of 20%. This decrease resulted from lower spending for materials and supplies, as well as a reduction in allocations of infrastructure costs to research and development. These decreases reflect a continuation of the Company's cost containment efforts implemented in the third quarter of 1996. As a percentage of sales, research and development expenses increased to 13.6% in the first quarter of 1997 from 12.9% in the first quarter of 1996, primarily as a result of the lower sales base.

  The Company believes that continued research and development investment is essential to ongoing development of new products. Since inception, all research and development costs have been internally funded and expensed.

 SALES AND MARKETING

  Sales and marketing expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses for the first quarter of 1997 were $1.8 million, compared to expenses of $2.1 million in
the first quarter of 1996, representing a decrease of 14%.   This decrease is
primarily a result of lower allocations of general and administrative costs to the sales and marketing function. As a percentage of sales, sales and marketing expenses increased to 8.7% in the first quarter of 1997 from 7.7% in the first quarter of 1996, primarily as a result of the lower sales base.

  The Company continues to reorganize its sales and marketing team to better address the specific needs of its customers. As a result, sales and marketing expenses are expected to increase as a percentage of sales in future periods.

 GENERAL AND ADMINISTRATIVE

  General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses for the first quarter of 1997 were $1.2 million, compared to expenses of $1.7 million in the first quarter of 1996, representing a decrease of 29%. The decrease is primarily a result of continued lower spending driven by cost containment efforts implemented during the third quarter of 1996, particularly for payroll costs and purchased services. As a percentage of sales, expenses decreased to 6.0% in the first quarter of 1997 from 6.3% in the first quarter of 1996.

  The Company is in the process of implementing new information management system software throughout the Company including the replacement of existing systems in its foreign locations. The Company expects that significant charges related to training and implementation of the new software will occur during 1997 particularly for the foreign locations.

 OTHER INCOME (EXPENSE)

  Other income and expense consists primarily of foreign exchange gains and losses, interest expense and other miscellaneous income and expense items. Other expense was $0.4 million for the first quarter of 1997, compared to other expense of $0.2 million in the first quarter of 1996.

  The Company has experienced fluctuations in foreign currency exchange rates during the past few months particularly against the Japanese yen. As a hedge against currency fluctuations in the Japanese yen, the Company entered into various forward foreign exchange contracts during the first quarter to lessen future exposures to foreign exchange losses.

 PROVISION FOR INCOME TAXES

  The income tax provision of $0.5 million for the first quarter of 1997 represented an estimated effective rate of 39.0% compared to an effective income tax rate for the year 1996 of 38.1%. The Company adjusts its income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.

LIQUIDITY AND CAPITAL RESOURCES

  Until the initial public offering of the Company's common stock in November 1995, the Company financed its operations, acquired equipment and met its working capital requirements through borrowings under its revolving line of credit, long-term loans secured by property and equipment and cash flow from operations.

  Cash used in operations totaled $0.9 million for the first quarter of 1997 compared to cash provided by operations of $0.1 million for the same period in 1996. Cash used in the first quarter of 1997 was primarily a result of increases in accounts receivable and inventories offset by net income and increases in accounts payable. Cash provided in the comparable period in 1996 was primarily a result of net income and increases in accounts payable, income taxes payable and other liabilities, offset by increases in accounts receivable and inventories.

  Investing activities, consisting primarily of equipment acquisitions, used cash of $0.3 million in the first quarter of 1997, versus $3.1 million in the comparable period in 1996. In the first quarter of 1996 the Company equipped and moved into a new 56,000 square foot building. Financing activities in the first quarter of 1997 consisted primarily of notes payable and capital lease obligations and used cash of $0.3 million. In the comparable period in 1996, financing activities consisted primarily of repayment of notes payable and capital lease obligations, partially offset by proceeds from the sale of common stock, and used cash of $0.1 million.

  The Company plans to spend approximately $3.5 million through the remainder of 1997 for the acquisition of manufacturing and test equipment and furnishings.

  As of March 31, 1997, the Company had working capital of $36.8 million. The Company's principal sources of liquidity consisted of $9.8 million of cash and cash equivalents and $10.0 million available under a $10.0 million revolving line of credit that bears interest at the prime rate (8.5% at April 15, 1997). The Company has the option to convert up to $3.0 million of its revolving line of credit to a 36-month term loan that would bear interest at prime rate plus 0.50%.

  The Company also has a term loan for equipment financing for its US operations. At March 31, 1997, $1.3 million was outstanding under the term loan, which bears interest at prime plus 0.25% and is due November 5, 1999.

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


                                  ADVANCED ENERGY INDUSTRIES, INC.


                                  /s/ Richard P. Beck
                                  ---------------------------------------
                                  (Registrant)


                                  Vice President, Chief Financial    May 9,1997
                                  Officer, Assistant Secretary and
                                  Director (Principal Financial Officer
                                  and Principal Accounting Officer)