Form 10-Q
period 1997-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 1997-08-12
CIK 927003

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   ---------------

                                      FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________  to __________.

                           Commission file number:  0-26966

                           ADVANCED ENERGY INDUSTRIES, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)


DELAWARE                                             84-0846841
--------------------------------------------      ---------------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer
or organization)                                   Identification No.)

1625 SHARP POINT DRIVE, FORT COLLINS, CO               80525
-------------------------------------------      ----------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

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

As of June 30, 1997, there were 21,289,962 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                          ADVANCED ENERGY INDUSTRIES,  INC.
                                      FORM 10-Q
                                        INDEX


PART I             FINANCIAL INFORMATION

  ITEM 1.      FINANCIAL STATEMENTS

                    Consolidated Balance Sheets-
                    June 30, 1997 and December 31, 1996                        3

                    Consolidated Statements of Operations-
                    Three months and six months ended June 30, 1997 and 1996   4

                    Consolidated Statements of Cash Flows-
                    Six months ended June 30, 1997 and 1996                    5

                    Notes to consolidated financial statements                 6

  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS                     8

PART II    OTHER INFORMATION

  ITEM 1.      LEGAL  PROCEEDINGS                                             13

  ITEM 2.      CHANGES IN SECURITIES                                          13

  ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                13

  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            13

  ITEM 5.      OTHER INFORMATION                                              14

  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               14

PART I   FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                  ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)



                                                 JUNE 30,   DECEMBER 31,
                                                  1997          1996
                                               (UNAUDITED)
ASSETS                                         -----------  ------------

Current Assets:
  Cash and cash equivalents. . . . . . . . . . . $11,183      $11,231
  Accounts receivable. . . . . . . . . . . . . .  26,154       16,116
  Inventories. . . . . . . . . . . . . . . . . .  16,169       13,976
  Prepaid expenses and other current assets. . .     637        1,013
  Deferred income tax benefit. . . . . . . . . .   1,223        1,223
                                                 -------      -------
Total current assets . . . . . . . . . . . . . .  55,366       43,559
                                                 -------      -------

Property and equipment, net. . . . . . . . . . .   9,028        9,500
Other assets . . . . . . . . . . . . . . . . . .   1,657        2,972
                                                 -------      -------
Total assets . . . . . . . . . . . . . . . . . . $66,051      $56,031
                                                 -------      -------
                                                 -------      -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . $ 6,296     $  2,253
  Accrued payroll and employee benefits. . . . .   3,687        2,396
  Other accrued expenses . . . . . . . . . . . .     764        1,156
  Customer deposits. . . . . . . . . . . . . . .   1,071          166
  Accrued income tax payable . . . . . . . . . .   2,046        1,485
  Current portion of long-term debt. . . . . . .     745          924
                                                 -------      -------
Total current liabilities. . . . . . . . . . . .  14,609        8,380
                                                 -------      -------

Long-term debt . . . . . . . . . . . . . . . . .     789        1,127
Deferred income tax liability. . . . . . . . . .      28           28
                                                 -------      -------
Total liabilities. . . . . . . . . . . . . . . .  15,426        9,535
                                                 -------      -------

Stockholders' equity . . . . . . . . . . . . . .  50,625       46,496
                                                 -------      -------
Total liabilities and stockholders' equity . . . $66,051      $56,031
                                                 -------      -------
                                                 -------      -------

             The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         QUARTER ENDED JUNE 30,
                                        ------------------------
                                            1997        1996
                                        (UNAUDITED)  (UNAUDITED)
                                        -----------  -----------
Net Sales. . . . . . . . . . . . . . . . $ 32,690     $ 29,831
Cost of Sales. . . . . . . . . . . . . .   20,139       17,204
                                         --------     --------
Gross profit . . . . . . . . . . . . . .   12,551       12,627
                                         --------     --------

Operating Expenses:
  Research and development . . . . . . .    3,513        3,645
  Sales and marketing. . . . . . . . . .    2,336        2,248
  General and administrative . . . . . .    1,702        2,330
                                         --------     --------
Operating Income . . . . . . . . . . . .    5,000        4,404
                                         --------     --------
Other income (expense), net. . . . . . .      286          (66)
                                         --------     --------
Net income before income taxes . . . . .    5,286        4,338
Provision for income taxes . . . . . . .    1,996        1,676
                                         --------     --------
Net Income . . . . . . . . . . . . . . . $  3,290      $ 2,662
                                         --------     --------
                                         --------     --------
Net Income per share . . . . . . . . . . $   0.15      $  0.12
                                         --------     --------
                                         --------     --------
Weighted average shares outstanding. . .   21,991       21,653
                                         --------     --------
                                         --------     --------



                                        SIX MONTHS ENDED JUNE 30,
                                        ------------------------
                                            1997        1996
                                        (UNAUDITED)  (UNAUDITED)
                                        -----------  -----------
Net Sales. . . . . . . . . . . . . . . . $ 53,358     $ 56,997
Cost of Sales. . . . . . . . . . . . . .   33,298       34,239
                                         --------     --------
Gross profit . . . . . . . . . . . . . .   20,060       22,758
                                         --------     --------

Operating Expenses:
  Research and development . . . . . . .    6,334        7,143
  Sales and marketing. . . . . . . . . .    4,135        4,331
  General and administrative . . . . . .    2,950        4,055
                                         --------     --------
Operating Income . . . . . . . . . . . .    6,641        7,229
                                         --------     --------
Other expense, net . . . . . . . . . . .     (101)        (236)
                                         --------     --------
Net income before income taxes . . . . .    6,540        6,993
Provision for income taxes . . . . . . .    2,485        2,658
                                         --------     --------
Net Income . . . . . . . . . . . . . . . $  4,055     $  4,335
                                         --------     --------
                                         --------     --------
Net Income per share . . . . . . . . . . $   0.19     $   0.20
                                         --------     --------
                                         --------     --------
Weighted average shares outstanding. . .   21,906       21,657
                                         --------     --------
                                         --------     --------

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                           1997       1996
                                                       (UNAUDITED) (UNAUDITED)
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . $  4,055   $  4,335
  Adjustments to reconcile net income to
   net cash provided by operating activities--
   Depreciation and amortization . . . . . . . . . . . .    1,673      1,146
     Amortization of deferred compensation . . . . . . .       24         24
     Loss on disposal of property and equipment. . . . .       --         20
     Changes in operating assets and liabilities --
       Accounts receivable, trade. . . . . . . . . . . .   (8,854)    (3,203)
       Related parties and other receivables . . . . . .   (1,184)      (209)
       Inventories . . . . . . . . . . . . . . . . . . .   (2,193)    (1,062)
       Income taxes. . . . . . . . . . . . . . . . . . .      561      1,041
       Other current assets. . . . . . . . . . . . . . .      376         83
       Deposits and other. . . . . . . . . . . . . . . .      634         34
       Demonstration and customer service equipment. . .      250       (411)
       Accounts payable. . . . . . . . . . . . . . . . .    4,043     (2,172)
       Accrued payroll and employee benefits . . . . . .    1,291        677
       Customer deposits and other accrued expenses. . .      513       (126)
                                                         --------   ---------
          Net cash provided by operating activities. . .    1,189        177
                                                         --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net. . . . . . . .     (770)    (4,352)
                                                         --------   ---------
          Net cash used in investing activities. . . . .     (770)    (4,352)
                                                         --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and capital
  lease obligations. . . . . . . . . . . . . . . . . . .     (517)      (492)
  Proceeds from sale of common stock . . . . . . . . . .       27        118
                                                         --------   ---------
     Net cash used in financing activities . . . . . . .     (490)      (374)
                                                         --------   ---------
EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT. . . . . . .       23        (19)
                                                         --------   ---------
DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .      (48)    (4,568)
CASH AND CASH EQUIVALENTS, beginning of period . . . . .   11,231     13,332
                                                         --------   ---------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . $ 11,183   $  8,764
                                                         --------   ---------
                                                         --------   ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . $     76   $    100
                                                         --------   ---------
                                                         --------   ---------
  Cash paid for income taxes . . . . . . . . . . . . . . $    905   $  1,697
                                                         --------   ---------
                                                         --------   ---------

           The accompanying notes to consolidated fina nci al statements are an integral part of these consolidated s tatements.

                  ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at June 30, 1997, and the results of their operations and cash flows for the three and six month periods ended June 30, 1997 and June 30, 1996.

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

(3) ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following:

                                                      JUNE 30,      DECEMBER 31,
                                                       1997            1996
                                                    (UNAUDITED)
                                                    -----------     ------------
                                                          (IN THOUSANDS)
   Domestic. . . . . . . . . . . . . . . . . . . . .  $14,404          $ 9,944
   Foreign . . . . . . . . . . . . . . . . . . . . .    9,979            5,585
   Allowance for doubtful accounts . . . . . . . . .     (242)            (242)
                                                      -------          -------
   Trade accounts receivable . . . . . . . . . . . .  $24,141          $15,287
   Related parties . . . . . . . . . . . . . . . . .    1,218              541
   Other . . . . . . . . . . . . . . . . . . . . . .      795              288
                                                      -------          -------
   Total accounts receivable . . . . . . . . . . . .  $26,154          $16,116
                                                      -------          -------
                                                      -------          -------

(4) INVENTORIES

     Inventories consisted of the following:


                                                      JUNE 30,      DECEMBER 31,
                                                       1997            1996
                                                    (UNAUDITED)
                                                    -----------     ------------
                                                          (IN THOUSANDS)
   Parts and raw materials . . . . . . . . . . . . .  $11,361          $11,149
   Work in process . . . . . . . . . . . . . . . . .    1,859            1,122
   Finished goods. . . . . . . . . . . . . . . . . .    2,949            1,705
                                                      -------          -------
                                                      $16,169          $13,976
                                                      -------          -------
                                                      -------          -------

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

(6) STOCKHOLDERS' EQUITY

     Stockholders' equity consisted of the following:



                                                    JUNE 30,      DECEMBER 31,
                                                      1997            1996
                                                   (UNAUDITED)
                                                  -----------     ------------
                                                (IN THOUSANDS, EXCEPT PAR VALUE)
Common stock, $0.001 par value, 30,000 shares
 authorized;  21,290 and 21,268 shares issued
  and outstanding . . . . . . . . . . . . . . . .  $    21         $    21
  Additional paid-in capital. . . . . . . . . . .   23,102          23,075
  Retained earnings . . . . . . . . . . . . . . .   29,120          25,065
  Stockholders' notes receivable. . . . . . . . .   (1,083)         (1,083)
  Deferred compensation . . . . . . . . . . . . .      (58)            (82)
  Cumulative translation adjustment . . . . . . .     (477)           (500)
                                                   -------         -------
  Total stockholders' equity. . . . . . . . . . .  $50,625         $46,496
                                                   -------         -------
                                                   -------         -------

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

 SALES

  Sales for the second quarter of 1997 were $32.7 million, an increase of 10% from second quarter of 1996 sales of $29.8 million. The Company's increase in sales between the periods presented has resulted from increased unit sales of the Company's systems. A significant part of the sales increase was attributable to increased demand by domestic semiconductor equipment customers, primarily the Company's largest customer, reflecting the recovery in the semiconductor equipment industry. Sales in Europe were up 22% from the comparable quarter in 1996. Sales in Japan were up 138% from the comparable quarter in 1996 due to higher unit sales, primarily from the flat panel display industry. In anticipation of continued growth of business from the semiconductor equipment market throughout the rest of 1997, the Company has acquired 31,000 square feet of additional space which increases the Company's total square footage by 25%.

 GROSS MARGIN

  The Company's gross margin for the second quarter of 1997 was 38.4%, down from 42.3% in the comparable period in 1996, and up from 36.3% in the first quarter of 1997. The decline in gross margin from the second quarter of 1996 to the second quarter of 1997 was due primarily to adjustments for excess and obsolete inventory, higher costs associated with customer service, and increased overhead and staffing incurred in anticipation of higher manufacturing levels in 1997. The improvement in gross margin from the first quarter of 1997 to the second quarter of 1997 was primarily the result of more favorable absorption of manufacturing overhead resulting from a 58% increase in sales.

 RESEARCH AND DEVELOPMENT

  The Company's research and development costs are incurred researching new technologies, developing new products and improving existing product designs. Research and development expenses for the second quarter of 1997 were $3.5 million, down from $3.6 million in the second quarter of 1996, representing a decrease of 4%. As a percentage of sales, research and development expenses decreased to 10.7% in the second quarter of 1997 from 12.2% in the second quarter of 1996.

  The Company believes that continued research and development investment is essential to ongoing development of new products. Since inception, all research and development costs have been internally funded and expensed.

 SALES AND MARKETING

  Sales and marketing expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses for the second quarter of 1997 were $2.3 million, compared to expenses of $2.2 million in the second quarter of 1996, representing an increase of 4%. The increase was primarily due to higher spending for purchased services. As a percentage of sales, sales and marketing expenses decreased to 7.1% in the second quarter of 1997 from 7.5% in the second quarter of 1996, primarily as a result of the higher sales base.

  The Company continues to reorganize its sales and marketing team to better address the specific needs of its customers. As a result, sales and marketing expenses are expected to increase as a percentage of sales in future periods.

 GENERAL AND ADMINISTRATIVE

  General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses for the second quarter of 1997 were $1.7 million, compared to expenses of $2.3 million in the second quarter of 1996, representing a decrease of 27%. The decrease is primarily a result of lower spending for payroll costs and purchased services. As a percentage of sales, general and administrative expenses decreased to 5.2% in the second quarter of 1997 from 7.8% in the second quarter of 1996.

  The Company is in the process of implementing new information management system software throughout the Company, including the replacement of existing systems in its foreign locations. The Company expects that significant charges related to training and implementation of the new software will occur during 1997 and 1998, particularly for the foreign locations.

 OTHER INCOME (EXPENSE)

  Other income and expense consists primarily of foreign exchange gains and losses, interest income and expense and other miscellaneous income and expense items. Other income was $0.3 million for the second quarter of 1997, compared to other expense of $0.1 million in the second quarter of 1996.

  The Company has experienced fluctuations in foreign currency exchange rates during the past two quarters, particularly against the Japanese Yen. As a hedge against currency fluctuations in the Japanese Yen, the Company entered into various forward foreign exchange contracts during the first quarter to lessen future exposures to foreign exchange losses.

 PROVISION FOR INCOME TAXES

  The income tax provision of $2.0 million for the second quarter of 1997 represented an estimated effective rate of 37.8% compared to an effective income tax rate for the year 1996 of 38.1%. The Company adjusts its income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

 SALES

  Sales for the first six months of 1997 were $53.4 million, a decrease of 6% from sales of $57.0 million in the comparable period in 1996. The Company's decrease in sales between the periods presented has resulted from decreased unit sales of the Company's systems. A significant part of the sales decrease is attributable to decreased demand by domestic semiconductor equipment customers, primarily the Company's two largest customers, reflecting the downturn in the entire semiconductor equipment industry that affected the first quarter of 1997. Partially offsetting these decreases, sales in Japan were up 156% from the comparable period in 1996 due to increased unit sales.

 GROSS MARGIN

  The Company's gross margin for the first six months of 1997 was 37.6%, down from 39.9% in the comparable period in 1996. The 2.3% decline in gross margin between the periods presented was due primarily to unfavorable absorption of manufacturing overhead costs resulting from the lower sales base.

 RESEARCH AND DEVELOPMENT

  Research and development expenses for the first six months of 1997 were $6.3 million, down from $7.1 million in the comparable period in 1996, representing a decrease of 11%. This decrease resulted from a reduction in allocation of infrastructure costs to research and development. As a percentage of sales, research and development expenses decreased to 11.9% in the first six months of 1997 from 12.5% in the comparable period in 1996.

 SALES AND MARKETING

  Sales and marketing expenses for the first six months of 1997 were $4.1 million, down from $4.3 million in the comparable period in 1996, representing a decrease of 5%. As a percentage of sales, sales and marketing expenses increased to 7.7% in the first six months of 1997 from 7.6% in the comparable period in 1996.

 GENERAL AND ADMINISTRATIVE

  General and administrative expenses for the first six months of 1997 were $3.0 million, down from $4.1 million in the comparable period in 1996, representing a decrease of 27%. This decrease was primarily a reduction in payroll and benefits expenses. As a percentage of sales, general and administrative expenses decreased to 5.5% in the first six months of 1997 from 7.1% in the comparable period in 1996.

 OTHER INCOME (EXPENSE)

  Other expense was $0.1 million for the first six months of 1997, compared to other expense of $0.2 million in the comparable period in 1996.

 PROVISION FOR INCOME TAXES

  The income tax provision of $2.5 million for the first six months of 1997 represented an estimated effective rate of 38.0%, compared to an effective income tax rate for the year 1996 of 38.1%.

LIQUIDITY AND CAPITAL RESOURCES

  Until the initial public offering of the Company's common stock in November 1995, the Company financed its operations, acquired equipment and met its working capital requirements through borrowings under its revolving line of credit, long-term loans secured by property and equipment and cash flow from operations.

  Cash provided by operations totaled $1.2 million for the first six months of 1997 compared to $0.2 million for the same period in 1996. Cash provided in the first six months of 1997 was primarily a result of net income and increases in accounts payable offset by increases in accounts receivable and inventories. Cash provided in the comparable period in 1996 was primarily a result of net income offset by increases in accounts receivable and inventories and decreases in accounts payable.

  Investing activities, consisting primarily of equipment acquisitions, used cash of $0.8 million in the first six months of 1997, versus $4.4 million in the comparable period in 1996. In the first quarter of 1996 the Company equipped and moved into a new 56,000 square foot building. Financing activities in the first six months of 1997 used cash of $0.5 million and consisted primarily of repayment of notes payable and capital lease obligations. In the comparable period in 1996, financing activities used cash of $0.4 million and consisted primarily of repayment of notes payable and capital lease obligations, partially offset by proceeds from the sale of common stock.

  The Company has updated its capital spending outlook and plans to spend approximately $5.0 million through the remainder of 1997 for the acquisition of manufacturing and test equipment and furnishings.

  As of June 30, 1997, the Company had working capital of $40.8 million. The Company's principal sources of liquidity consisted of $11.2 million of cash and cash equivalents and $10.0 million available under a $10.0 million revolving line of credit that bears interest at the prime rate (8.5% at July 15, 1997). The Company has the option to convert up to $3.0 million of its revolving line of credit to a 36-month term loan that would bear interest at prime rate plus 0.50%.

  The Company also has a term loan for equipment financing for its US operations. At June 30, 1997, $1.2 million was outstanding under the term loan, which bears interest at prime plus 0.25% and is due November 5, 1999.

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

           None.


  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1997 Annual Meeting of Stockholders on Thursday, May 15, 1997, to vote on two proposals. Proxy statements were sent to all shareholders. The first proposal was for the election of directors, including Douglas S. Schatz, G. Brent Backman, Richard P. Beck, Elwood Spedden, and Hollis
L. Caswell. All five directors were elected with the following votes tabulated:

                         TOTAL VOTE FOR           TOTAL VOTE WITHHELD
  NAME OF DIRECTOR       EACH DIRECTOR            FROM EACH DIRECTOR
  ----------------       -------------            ------------------
  Mr. Schatz             19,556,232                    17,272

  Mr. Backman            19,557,176                    16,328

  Mr. Beck               19,555,602                    17,902

  Mr. Spedden            19,556,396                    17,108

  Mr. Caswell            19,555,396                    18,108


  The second proposal was for the ratification of appointment of independent auditors. The current auditors, Arthur Anderson, LLP, were retained, with the following votes tabulated:

  FOR               AGAINST        ABSTAIN        NO VOTE
  ---               -------        -------        -------
  19,552,705        4,875          15,924         -0-




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


                              ADVANCED ENERGY INDUSTRIES, INC.


                              /s/ Richard P. Beck
                              --------------------------------
                              (Registrant)


                              Vice President, Chief Financial     August 8, 1997
                              Officer, Assistant Secretary and
                              Director (Principal Financial Officer
                              and Principal Accounting Officer)