Form 10-K/A
period 1996-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 1997-09-15
CIK 927003

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the fiscal year ended December 31, 1996.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
For the transition period from _______ to _______ .

                        COMMISSION FILE NUMBER: 0-26966

                        ADVANCED ENERGY INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                         84-0846841
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)

   1625 SHARP POINT DRIVE, FORT COLLINS,             80525
                 COLORADO                         (Zip code)
 (Address of principal executive offices)

Registrant's telephone number, including area code: (970) 221-4670

                            ------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    As of August 19, 1997, there were 21,383,075 shares of the Registrant's Common Stock outstanding and the aggregate market value of such stock held by non-affiliates of the Registrant was $125,601,025 (based on the closing price on the Nasdaq National Market).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Advanced Energy Industries, Inc. (the "Company") hereby amends Part III of its Annual Report on Form 10-K for the year ended December 31, 1996 (as amended by this Form 10-K/A, the "Annual Report"), to read in its entirety as follows:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information concerning the executive officers of the Company is set forth in
Part I of the Annual Report. The following table sets forth certain information concerning the persons who were directors of the Company as of April 9, 1997. Such information is based on data furnished by each of the directors. Each of the directors has been elected to serve until the next Annual Meeting of Stockholders or until his successor has been elected and qualified.

                                              PRINCIPAL OCCUPATION AND BUSINESS
                     AGE AT       DIRECTOR                EXPERIENCE
    DIRECTOR      APRIL 9, 1997    SINCE            DURING PAST FIVE YEARS
----------------  -------------   -------- ----------------------------------------
Douglas S.             51           1981   Douglas S. Schatz is a co-founder of the
Schatz                                     Company and has been its President and
                                           Chief Executive Officer and a director
                                           since its incorporation in 1981. Mr.
                                           Schatz also co-founded Energy Research
                                           Associates, Inc. and served as its Vice
                                           President of Engineering from 1977
                                           through 1980.

G. Brent Backman       56           1981   G. Brent Backman is a co-founder of the
                                           Company and has been a Vice President
                                           and a director of the Company since its
                                           incorporation in 1981. Mr. Backman
                                           became Vice President, Special Projects
                                           in 1994. Prior to co-founding the
                                           Company, Mr. Backman was a Business
                                           Manager at Ion Tech, Inc. and a
                                           Laboratory Administrator at Hughes
                                           Aircraft Company.

Richard P. Beck        63           1995   Richard P. Beck joined the Company in
                                           1992 as Vice President and Chief
                                           Financial Officer. He became a director
                                           of the Company in 1995. From 1987 to
                                           1992, Mr. Beck served as Executive Vice
                                           President and Chief Financial Officer of
                                           Cimage Corporation, a computer software
                                           company. Mr. Beck is a director of
                                           Target Financial, Inc., a privately held
                                           financial services company.

Elwood Spedden         59           1995   Elwood Spedden joined the Board of
                                           Directors of the Company in September
                                           1995. Mr. Spedden has been a Senior Vice
                                           President of Tencor Instruments, a
                                           manufacturer of automatic test equipment
                                           used in the fabrication of
                                           semiconductors, since July 1996. From
                                           1990 through March 1996, Mr. Spedden
                                           held various management positions,
                                           including President, Chief Executive
                                           Officer and Vice-Chairman of the Board
                                           of Directors, at Credence Systems
                                           Corporation, also a manufacturer of
                                           automatic test equipment used in the
                                           fabrication of semiconductors. Mr.
                                           Spedden is a director of Insight
                                           Objects, a privately held software
                                           company.

                                              PRINCIPAL OCCUPATION AND BUSINESS
                     AGE AT       DIRECTOR                EXPERIENCE
    DIRECTOR      APRIL 9, 1997    SINCE            DURING PAST FIVE YEARS
----------------  -------------   -------- ----------------------------------------
Hollis L.              65           1997   Hollis L. Caswell joined the Board of
Caswell                                    Directors of the Company in February
                                           1997, filling the vacancy created by the
                                           resignation of Jon Tompkins. From
                                           February 1990 to January 1994, Dr.
                                           Caswell was Chairman of the Board and
                                           Chief Executive Officer of HYPRES, Inc.,
                                           a manufacturer of superconducting
                                           electronics. From 1984 to 1990 Dr.
                                           Caswell served as Senior Vice President
                                           of Unisys Corporation and President of
                                           such company's Computer Systems Group.
                                           Dr. Caswell has been a director of
                                           Thomas Group, Inc., a publicly held
                                           consulting company, since August 1991.

    The Company's Board of Directors has an Audit Committee and a Compensation Committee (together, the "Committees"). Mr. Spedden has been a member of both of the Committees since September 1995. From February 1997 to June 1997, Dr. Caswell was a member of both of the Committees, but resigned such membership when he became Chief Operating Officer of the Company. In August 1997, Arthur Noeth, age 61, joined the Board of Directors of the Company and was appointed to both of the Committees. Mr. Noeth has been Chief Executive Officer and Director of Implant Center, Inc., an ion implantation services company, since April 1996. Prior to that time, Mr. Noeth was a consultant to several companies in the semiconductor equipment industry, including Implant Center, Inc.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file an initial report of ownership on Form 3 and changes in ownership on Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Executive officers, directors and ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the last fiscal year, all Section 16(a) filing requirements applicable to its executive officers, directors and ten percent stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                            NAMED EXECUTIVE OFFICERS

    SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

    The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers ("named executive officers") of the Company (determined at the end of the last fiscal year) for the fiscal year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                        LONG TERM COMPENSATION AWARDS
                                                                  ANNUAL COMPENSATION   ------------------------------
                                                                  --------------------  SECURITIES
                                                                   SALARY               UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                              YEAR        ($)     BONUS ($)  OPTIONS (#)  COMPENSATION (1)
-----------------------------------------------------  ---------  ---------  ---------  -----------  -----------------
Douglas S. Schatz....................................       1996    288,989          0           0           9,500
Chairman of the Board                                       1995    288,283     50,568           0          10,290
 and Chief Executive Officer

G. Brent Backman.....................................       1996    137,537          0           0           9,500
Vice President, Special Projects                            1995    138,366     24,024           0           4,537

Eric A. Balzer.......................................       1996    147,820          0           0           9,500
Vice President Operations                                   1995    149,049     25,872           0           4,686

Richard P. Beck......................................       1996    150,460          0      19,000           9,500
Vice President, Finance                                     1995    182,519     31,920           0           6,140
 and Chief Financial Officer

Richard A. Scholl....................................       1996    189,750          0           0           9,500
Vice President and Chief Technology Officer                 1995    191,700     33,264           0           6,485

------------------------

(1) Amounts contributed by the Company to each of the named executive officers under the Company's 401(k) profit sharing plan.

(2) In October 1996 Richard P. Beck voluntarily reduced his salary by 80% for the fourth quarter of 1996 and Mr. Beck was granted in lieu thereof an incentive stock option for 19,000 shares. See "Option Grants in Fiscal Year 1996".

    OPTION GRANTS IN FISCAL YEAR 1996

    The following table sets forth information as to an incentive stock option granted to Richard P. Beck in lieu of 80% of Mr. Beck's salary for the fourth quarter of 1996. Such option becomes fully vested and exercisable one year after the date of grant. The option was granted under the terms of the Company's 1995 Stock Option Plan. No other named executive officer was granted any stock options during the fiscal year ended December 31, 1996.

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                          NUMBER OF     PERCENT OF                                ANNUAL RATES OF STOCK
                                         SECURITIES    TOTAL OPTIONS                               PRICE APPRECIATION
                                         UNDERLYING     GRANTED TO                                   FOR OPTION TERM
                                           OPTIONS     EMPLOYEES IN     EXERCISE     EXPIRATION   ---------------------
NAME                                       GRANTED         1996           PRICE         DATE         5%         10%
---------------------------------------  -----------  ---------------  -----------  ------------  ---------  ----------
Richard P. Beck........................      19,000           4.9%      $       37/8   10/23/2006 $  46,302  $  117,339

    AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996 AND OPTION VALUES AT END OF
     FISCAL YEAR 1996

    The following table sets forth information as to options exercised by the named executive officers during the fiscal year ended December 31, 1996 and options held by the named executive officers at December 31, 1996.

                                                         NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED    IN- THE-MONEY OPTIONS
                                                              OPTIONS AT          AT DECEMBER 31, 1996
NAME                                                       DECEMBER 31, 1996             ($)(1)
------------------------------------------------------  -----------------------  -----------------------
Douglas S. Schatz.....................................            --                       --
G. Brent Backman......................................            --                       --
Eric A. Balzer........................................            --                       --
Richard P. Beck.......................................            85,885               $   218,788
Richard A. Scholl (2).................................            14,374               $    28,619

------------------------

(1) Market value of underlying securities at year-end minus exercise price.

(2) Includes 14,374 shares that his wife, Brenda Scholl, has a right to acquire pursuant to a stock option granted by the Company. Mrs. Scholl is a business unit manager for the Company.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee during the fiscal year ended December 31, 1996 were Elwood Spedden and Jon Tompkins. Neither of such persons is or has been an officer or employee of the Company or any of its subsidiaries, nor has either of such persons had a direct or indirect interest in any business transaction with the Company which involved an amount in excess of $60,000. None of the executive officers of the Company has served as a member of the board of directors or on the compensation committee of any other company of which any member of the Compensation Committee is or has been an executive officer.

                        REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee, which consists of two non-employee directors, reviews and makes recommendations with respect to the Company's executive compensation policies and the compensation to be paid to each of the executive officers. The recommendations of the Compensation Committee with respect to each executive officers' compensation are subject to approval by the Board of Directors.

    COMPENSATION POLICIES

    One of the primary goals in setting compensation policies is to maintain competitive, progressive programs to attract, retain and motivate high caliber executives, foster teamwork and maximize the long-term success of the Company by appropriately rewarding such individuals for their achievements. Another goal is to provide an incentive to executives to focus efforts on long-term strategic goals for the Company by closely aligning their financial interests with stockholder interests. To attain these goals the Company's executive compensation program was designed to include base salary, annual incentives and long-term incentives.

    In formulating and administering the individual elements of the Company's executive compensation program, planning, implementing and achieving long-term objectives are emphasized to establish performance objectives, evaluate performance and determine actual incentive awards.

    Following these policies the Company has been able to attract and retain the executive talent necessary to support a corporation which has increased its revenues by more than 300 percent over the last four years.

    COMPENSATION COMPONENTS

    BASE SALARY The base salaries of executive officers were established after review of relevant data of other executives with similar responsibilities from published industry reports and surveys of similarly situated companies. The objective is to maintain the Company's annual executive salaries at levels competitive with the market average base salary of executive officers in similar positions. The market is comprised of similarly sized high technology companies within and outside the Company's industry. In 1997, a larger portion of each executive officer's compensation will be in the form of a cash bonus, provided certain target performance objectives are met. The Compensation Committee has established base salary and incentives for the executive officers for 1997.

    ANNUAL INCENTIVES The more aggressive incentive bonus levels for executives are intended to provide the appropriate elements of variability and risk. Bonus payments are tied specifically to targeted corporate performance. The Committee will establish a base bonus amount, determined through review of a competitive market survey for executives at similar levels, which will be incrementally reduced if the Company does not meet its targeted performance or increased if the Company exceeds its targeted performance. There is no minimum or maximum percentage by which the bonus can be reduced or increased.

    STOCK OPTIONS The Committee will grant stock options under the Company's Stock Option Plan to focus the executive's attention on the long-term performance of the Company and on maximizing stockholder value. The grant of stock options is closely tied to individual executive performance. The Committee will grant such stock options after a review of various factors, including the executive's potential contributions to the Company, current equity ownership in the Company and vesting rates of existing stock options, if any. Incentive stock options and nonstatutory stock options are granted with an exercise price of at least 100% and 85%, respectively, of the fair market value of the Common Stock subject to the option on the date of the grant and utilize vesting periods to encourage retention of executive officers. Because of the direct benefit executive officers receive through improved stock performance, the Committee believes stock options serve to align the interests of executive officers closely with those of other stockholders.

    COMPENSATION OF CHIEF EXECUTIVE OFFICER

    The compensation of the Chief Executive Officer, Mr. Douglas S. Schatz, was based on the policies and procedures described above. In determining Mr. Schatz's base salary and bonus, compensation levels for other chief executive officers in high technology firms within and outside the industry were examined. This information was compared to the relevant performance of such firms relative to the Company's performance.

    EFFECT OF SECTION 162(m) OF THE INTERNAL REVENUE CODE

    Section 162(m) of the Internal Revenue Code of 1986 (the "Code") generally limits the corporate deduction for compensation paid to certain executive officers to $1 million, unless the compensation is performance based. The Board has carefully considered the potential impact of this tax code provision on the Company and has concluded in general that the best interests of the Company and the stockholders will be served if certain of the Company's stock-based long-term incentives qualify as performance-based compensation within the meaning of the Code. It is the Board's intention that, so long as it is consistent with its overall compensation objectives, virtually all executive compensation will be deductible for federal income tax purposes.

                                            THE COMPENSATION COMMITTEE
                                            Elwood Spedden
                                            Jon D. Tompkins

    PERFORMANCE GRAPH

    The following graph compares, for the period of time that the Company's Common Stock has been registered under Section 12 of the Securities Exchange Act of 1934, the cumulative total stockholder return for the Company, The Nasdaq Stock Market U.S. and the Hambrecht & Quist Semiconductor Index. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

              HAMBRECHT AND QUIST         NASDAQ          ADVANCED ENERGY

               Semiconductor Index  Stock Market - U.S.   Industries, Inc.
11/17/1995                 $100.00              $100.00            $100.00
Dec-1995                     97.00               101.00              90.00
Jan-1996                     96.00               101.00              87.50
Feb-1996                     96.00               105.00              82.50
Mar-1996                     92.00               106.00              80.00
Apr-1996                    105.00               114.00              87.50
May-1996                    102.00               120.00              80.00
Jun-1996                     88.00               114.00              77.50
Jul-1996                     78.00               104.00              56.30
Aug-1996                     86.00               110.00              70.00
Sep-1996                    100.00               118.00              53.80
Oct-1996                    101.00               117.00              41.30
Nov-1996                    127.00               124.00              66.30
Dec-1996                    126.00               124.00              53.50

------------------------

* Assumes $100 invested on November 17, 1995, the date of the Company's initial public offering, in the Common Stock of Advanced Energy Industries, Inc., and $100 invested on November 17, 1995 in the Nasdaq Stock Market-U.S., and the Hambrecht & Quist Semiconductor Index.

                                   DIRECTORS

    Directors who are not employees of the Company receive meeting fees of $3,000 for each Board of Directors meeting attended, other than telephonic meetings, up to a maximum of four meetings, plus reimbursement for reasonable out-of-pocket travel expenses. In addition, each person who is a non-employee director is automatically granted upon becoming a director of the Company an option to purchase 7,500 shares of the Company's Common Stock under the Company's 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") at a price per share equal to the fair market value of one share of the Company's Common Stock on that date. Each option has a term of ten years and is immediately exercisable as to 2,500 shares of Common Stock, and vest as to 2,500 shares of Common Stock on each of the second and third anniversaries of the grant date. On each anniversary of the date on which a person becomes a non-employee director, an option for an additional 2,500 shares will be granted under the Directors' Plan to such director. Such additional options vest in full on the third anniversary of the grant date and expire ten years after the grant date. The exercise price of such options is equal to the fair market value of the Common Stock on the respective grant date. Fifty-thousand (50,000) shares of Common Stock have been reserved for issuance pursuant to options to be granted under the Directors' Plan. As of March 15, 1997, options to purchase a total of 20,000 shares were outstanding under the Directors' Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The table below sets forth the beneficial ownership of shares of Common Stock of the Company as of August 18, 1997 by: (i) each person or entity who, based on the information provided to the Company by such persons or entities, owned beneficially more than five percent of the Company's Common Stock and such person or entity's address; (ii) each director of the Company; (iii) each named executive officer identified in the section of this proxy statement captioned "Executive Compensation and Other Information"; and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to the Common Stock shown below as being beneficially owned by them, subject to community property laws where applicable.

                                              SHARES      APPROXIMATE
                                           BENEFICIALLY     PERCENT
NAME OF PERSON                              OWNED (1)      OWNED (2)
-----------------------------------------  ------------  -------------
Douglas S. Schatz........................    13,162,300        61.6%
c/o Advanced Energy Industries, Inc.
1625 Sharp Point Drive
Fort Collins, CO 80525

G. Brent Backman (3).....................     2,383,000        11.1%
c/o Advanced Energy Industries, Inc.
1625 Sharp Point Drive
Fort Collins, CO 80525

Hollis L. Caswell........................        52,500        *

Eric A. Balzer...........................       260,238         1.2%

Richard P. Beck..........................       313,285         1.5%

Richard A. Scholl (4)....................       520,159         2.4%

Elwood Spedden...........................         5,000        *

Arthur A. Noeth..........................         2,500        *

All current directors and executive          16,912,323         78.7
officers as a group (10 persons).........

------------------------

*   Less than 1%

(1) Shares of Common Stock that a person has the right to acquire within 60 days of August 18, 1997 are deemed to be beneficially owned by such persons as of such date. The number of shares of Common Stock that the directors and executive officers of the Company have the right to acquire within 60 days of August 18, 1997 are as follows: Mr. Caswell--52,500; Mr. Beck--27,184; Mr. Scholl--4,687 (held by his wife, Brenda Scholl); Mr. Spedden--5,000; Mr. Noeth--2,500; all directors and executive officers as a group--96,558.

(2) Shares of Common Stock that a person has the right to acquire within 60 days of August 18, 1997 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

(3) Includes 546,000 shares held by his wife, Karen Backman. Excludes 108,000 shares held in two trusts, each with an independent third-party trustee, for the benefit of Mr. Backman's two sons who are both at the age of majority.

(4) Includes 300 shares held by his wife, Brenda Scholl, and 4,687 shares that she has the right to acquire within 60 days of August 18, 1997. Mrs. Scholl is a business unit manager for the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company's executive offices and manufacturing facilities in Fort Collins, Colorado are leased from Sharp Point Properties, LLP, a Colorado limited liability (the "LLP"), in which Douglas S. Schatz, President, Chief Executive Officer and Chairman of the Board of the Company, and G. Brent Backman, Vice President, Special Projects of the Company, hold 26.67% and 6.66% member interests, respectively. The Company believes that the terms of such leases are no less favorable than could have been obtained from a third party lessor. Aggregate rental payments under such leases for 1996 totaled approximately $750,420. In May 1995, the Company entered into a new lease, also with the LLP, for a building constructed adjacent to the Company's executive offices in connection with the Company's expansion. Annual rental payments under the new lease are approximately $552,513. In addition, the Company paid approximately $1.3 million for leasehold improvements under this lease. The Company believes that the terms of the new lease are no less favorable than could have been obtained from a third party lessor.

    The Company leases a condominium in Breckenridge, Colorado owned by a partnership formed by Messrs. Schatz and Backman. The Company uses the condominium to provide rewards and incentives to its customers, suppliers and employees. The Company believes that the terms of such lease are no less favorable than could have been obtained from a third party lessor. Aggregate rental payments under such lease for 1996 totaled $36,000.

    The Company accepted promissory notes in lieu of cash in connection with certain employees' exercises of stock options granted by the Company. Eric A. Balzer, Vice President, Operations, issued a promissory note to the Company in the principal amount of $225,865; Richard P. Beck, Vice President and Chief Financial Officer, issued two promissory notes to the Company in the aggregate principal amount of $220,494; Susan C. Schell, Vice President, Human Resources and Corporate Quality, issued a promissory note to the Company in the principal amount of $182,795; and Richard A. Scholl, Vice President and Chief Technology Officer, issued a promissory note to the Company in the principal amount of $454,310. Each of these promissory notes matures on June 28, 2000 and bears interest at 6.83% per annum.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 1997

                                ADVANCED ENERGY INDUSTRIES, INC.

                                By:             /s/ RICHARD P. BECK
                                       --------------------------------------
                                                  Richard P. Beck
                                     Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
    /s/ DOUGLAS S. SCHATZ*        President and Chief
------------------------------    Executive Officer         September 14, 1997
      Douglas S. Schatz           (Principal Executive
                                  Officer)

                                Vice President, Chief
                                  Financial Officer and
     /s/ RICHARD P. BECK          Director (Principal
------------------------------    Financial Officer and     September 14, 1997
       Richard P. Beck            Principal Accounting
                                  Officer)

    /s/ G. BRENT BACKMAN*       Vice President,
------------------------------    Special Projects          September 14, 1997
       G. Brent Backman           and Director

     /s/ ELWOOD SPEDDEN*
------------------------------  Director                    September 14, 1997
        Elwood Spedden

------------------------------  Director
      Hollis J. Caswell

------------------------------  Director
       Arthur A. Noeth

*By:     /s/ RICHARD P. BECK
      -------------------------
          Richard P. Beck,
          ATTORNEY IN FACT