Form 10-Q
period 1997-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 1997-11-13
CIK 927003

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________  to __________.

                       Commission file number:  0-26966

                       ADVANCED ENERGY INDUSTRIES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                   84-0846841
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


1625 SHARP POINT DRIVE, FORT COLLINS, CO   80525
----------------------------------------   ------------------------------------
(Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

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

As of September 30, 1997, there were 21,401,494 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                       ADVANCED ENERGY INDUSTRIES, INC.
                                   FORM 10-Q
                                     INDEX


PART I  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets-
         September 30, 1997 and December 31, 1996                         3

         Consolidated Statements of Operations-
         Three months and nine months ended September 30, 1997 and 1996   4

         Consolidated Statements of Cash Flows-
         Nine months ended September 30, 1997 and 1996                    5

         Notes to consolidated financial statements                       6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           8

PART II    OTHER INFORMATION

 ITEM 1. LEGAL  PROCEEDINGS                                              15

 ITEM 2. CHANGES IN SECURITIES                                           15

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 15

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             15

 ITEM 5. OTHER INFORMATION                                               15

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                15

PART I   FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

               ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                       SEPTEMBER 30,  DECEMBER 31,
                                                           1997           1996
                                                        (UNAUDITED)
                                                       ------------   ------------
ASSETS

Current Assets:
  Cash and cash equivalents                              $  9,250        $11,231
  Accounts receivable, net                                 34,585         16,116
  Inventories                                              20,911         13,976
  Prepaid expenses and other current assets                 1,648          1,013
  Deferred income tax benefit                               1,280          1,223
                                                         --------        -------
Total current assets                                       67,674         43,559
                                                         --------        -------

Property and equipment, net                                10,587          9,500
Other assets                                                1,784          2,972
Goodwill                                                    7,335             --
                                                         --------        -------
Total assets                                              $87,380        $56,031
                                                         --------        -------
                                                         --------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                        $13,233       $  2,253
  Accrued payroll and employee benefits                     4,852          2,396
  Other accrued expenses                                    1,079          1,156
  Customer deposits                                           164            166
  Accrued income tax payable                                1,423          1,485
  Current portion of long-term debt                         4,495            924
                                                         --------        -------
Total current liabilities                                  25,246          8,380
                                                         --------        -------

Long-term debt                                             10,220          1,127
Deferred income tax liability                                  28             28
                                                         --------        -------
Total liabilities                                          35,494          9,535
                                                         --------        -------

Stockholders' equity                                       51,886         46,496
                                                         --------        -------
Total liabilities and stockholders' equity                $87,380        $56,031
                                                         --------        -------
                                                         --------        -------


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

               ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        QUARTER ENDED SEPTEMBER 30,
                                                        ---------------------------
                                                           1997            1996
                                                        (UNAUDITED)     (UNAUDITED)
                                                        -----------     -----------
Net Sales                                                 $42,571         $21,639
Cost of Sales                                              25,538          15,047
                                                          -------         -------
Gross profit                                               17,033           6,592
                                                          -------         -------
Operating Expenses:
  Research and development                                  4,072           3,349
  Sales and marketing                                       2,329           2,201
  General and administrative                                1,943             933
  Storm damage                                              3,000              --
  Purchased in-process research and development             3,080              --
                                                          -------         -------
Operating Income                                            2,609             109
                                                          -------         -------
Other income, net                                              54              97
                                                          -------         -------
Net income before income taxes                              2,663             206
Provision for income taxes                                  2,146              83
                                                          -------         -------
Net Income                                                $   517         $  123
                                                          -------         -------
                                                          -------         -------
Net Income per share                                      $  0.02         $  0.01
                                                          -------         -------
                                                          -------         -------
Weighted average shares outstanding                        22,402          21,622
                                                          -------         -------
                                                          -------         -------
                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                           1997            1996
                                                        (UNAUDITED)     (UNAUDITED)
                                                        -----------     -----------
Net Sales                                                 $95,928         $78,636
Cost of Sales                                              58,835          49,286
                                                          -------         -------
Gross profit                                               37,093          29,350
                                                          -------         -------
Operating Expenses:
  Research and development                                 10,406          10,491
  Sales and marketing                                       6,464           6,532
  General and administrative                                4,893           4,989
  Storm damage                                              3,000              --
  Purchased in-process research and development             3,080              --
                                                          -------         -------
Operating Income                                            9,250           7,338
                                                          -------         -------
Other expense, net                                            (46)           (139)
                                                          -------         -------
Net income before income taxes                              9,204           7,199
Provision for income taxes                                  4,632           2,741
                                                          -------         -------
Net Income                                                $ 4,572         $ 4,458
                                                          -------         -------
                                                          -------         -------
Net Income per share                                      $  0.21         $  0.21
                                                          -------         -------
                                                          -------         -------
Weighted average shares outstanding                        22,073          21,645
                                                          -------         -------
                                                          -------         -------

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   1997            1996
                                                                (UNAUDITED)    (UNAUDITED)
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  4,572       $  4,458
  Adjustments to reconcile net income to net cash provided
   by operating activities --
     Depreciation and demonstration equipment amortization          2,395          1,914
     Goodwill amortization                                            126             --
     Purchased in-process research and development                  3,080             --
     Bad debt reserve                                                 100             --
     Amortization of deferred compensation                             36             36
     Loss on disposal of property and equipment                         3             41
     Changes in operating assets and liabilities --
       Accounts receivable, trade                                 (15,748)          (520)
       Related parties and other receivables                       (1,171)          (120)
       Inventories                                                 (4,244)           806
       Income taxes                                                  (300)        (1,040)
       Other current assets                                          (596)          (335)
       Deposits and other                                             648             43
       Demonstration and customer service equipment                    65           (536)
       Accounts payable                                             9,688         (4,058)
       Accrued payroll and employee benefits                        2,178           (253)
       Customer deposits and other accrued expenses                   (79)            18
                                                                 --------       --------
          Net cash provided by operating activities                   753            454
                                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Tower Electronics, Inc., net of cash acquired    (12,061)            --
  Purchase of property and equipment, net                          (2,730)        (4,878)
                                                                 --------       --------
          Net cash used in investing activities                   (14,791)        (4,878)
                                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes receivable                                      690             --
  Proceeds from notes payable                                      12,000             --
  Repayment of notes payable and capital lease obligations           (725)          (502)
  Proceeds from sale of common stock                                  132            129
                                                                 --------       --------
     Net cash provided by (used in) financing activities           12,097           (373)
                                                                 --------       --------
EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT                           (40)             9
                                                                 --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS                              (1,981)        (4,788)
CASH AND CASH EQUIVALENTS, beginning of period                     11,231         13,332
                                                                 --------       --------
CASH AND CASH EQUIVALENTS, end of period                         $  9,250       $  8,544
                                                                 --------       --------
                                                                 --------       --------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Exercise of stock options in exchange for stockholders'
   notes receivable                                              $    148       $     --
                                                                 --------       --------
                                                                 --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                         $    232       $    143
                                                                 --------       --------
                                                                 --------       --------
  Cash paid for income taxes                                     $  3,320       $  3,657
                                                                 --------       --------
                                                                 --------       --------

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

    In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at September 30, 1997, and the results of their operations and cash flows for the three and nine month periods ended September 30, 1997 and September 30, 1996.

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

(3) ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1997             1996
                                                 (UNAUDITED)
                                                -------------     ------------
                                                        (IN THOUSANDS)
     Domestic                                      $20,340          $ 9,944
     Foreign                                        12,594            5,585
     Allowance for doubtful accounts                  (349)            (242)
                                                   -------          -------
     Trade accounts receivable                     $32,585          $15,287
     Related parties                                   800              541
     Other                                           1,200              288
                                                   -------          -------
     Total accounts receivable                     $34,585          $16,116
                                                   -------          -------
                                                   -------          -------

(4)  INVENTORIES

     Inventories consisted of the following:

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1997             1996
                                                 (UNAUDITED)
                                                -------------     ------------
                                                      (IN THOUSANDS)
     Parts and raw materials                       $14,293          $11,149
     Work in process                                 3,466            1,122
     Finished goods                                  3,152            1,705
                                                   -------          -------
     Total inventories                             $20,911          $13,976
                                                   -------          -------
                                                   -------          -------

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

(6) STOCKHOLDERS' EQUITY

    Stockholders' equity consisted of the following:

                                             SEPTEMBER 30,      DECEMBER 31,
                                                1997               1996
                                              (UNAUDITED)
                                             ------------       ------------
                                             (IN THOUSANDS. EXCEPT PAR VALUE)
    Common stock, $0.001 par value,
      30,000 shares authorized;
      21,401 and 21,268 shares issued and
      outstanding                              $    21       $     21
    Additional paid-in capital                  23,355         23,075
    Retained earnings                           29,637         25,065
    Stockholders' notes receivable                (541)        (1,083)
    Deferred compensation                          (46)           (82)
    Cumulative translation adjustment             (540)          (500)
                                               -------        -------
    Total stockholders' equity                 $51,886        $46,496
                                               -------        -------
                                               -------        -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties. As a result, the Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's 1996 annual report on Form 10-K.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  SALES

    Sales for the third quarter of 1997 were $42.6 million, an increase of 97% from third quarter of 1996 sales of $21.6 million. The increase in sales between such periods has resulted from increased unit sales of the Company's systems. A significant part of the unit sales increase was attributable to increased demand by domestic semiconductor equipment customers, primarily the Company's two largest customers, reflecting recovery in the semiconductor equipment industry. Sales to data storage and flat panel display customers also increased significantly. Sales to industrial and other markets were flat. Sales in all geographic areas increased from the comparable quarter in 1996.

    On August 15, 1997, the Company purchased all of the outstanding stock of Tower Electronics, Inc. ("Tower"), a privately-held Minnesota-based manufacturer of custom, low-power power supplies used principally in the telecommunications, medical and non-contact printing markets. For the period of August 15, 1997, through September 30, 1997 Tower accounted for $1.0 million of the Company's consolidated sales.

  GROSS MARGIN

    The Company's gross margin for the third quarter of 1997 was 40.0%, up from 30.5% in the comparable period in 1996, and improved from 38.4% in the second quarter of 1997. The increase in gross margin from the third quarter of 1996 to the third quarter of

1997 was due to decreased material costs. Certain provisions for inventory revaluation reserves made in the third quarter of 1996 were not required to be made in the comparable period in 1997. Other reasons for the increase in gross margin between the third quarter of 1996 and the third quarter of 1997 were more favorable absorption of infrastructure and customer service costs, as a result of the higher sales base in 1997.

    The Company sustained damage to its manufacturing facilities and certain equipment during a severe rainstorm on July 29, 1997, which interrupted production during the subsequent sixty day period. Immediately prior to the rainstorm, the Company had been increasing its manufacturing overhead costs through increased staffing in anticipation of higher sales levels. Due to the impact of the storm, full production capabilities were underutilized resulting in underabsorption of manufacturing overhead. The Company has since returned to full production and continues to undertake measures to increase capacity to meet demand.

  RESEARCH AND DEVELOPMENT

    The Company's research and development expenses are incurred researching new technologies, developing new products and improving existing product designs. Research and development expenses for the third quarter of 1997 increased to $4.1 million from $3.3 million in the comparable period in 1996, primarily as a result of increased spending for new product development. As a percentage of sales, research and development expenses decreased to 9.6% in the third quarter of 1997 from 15.5% in the third quarter of 1996, as a result of the higher sales base.

    In connection with the acquisition of Tower on August 15, 1997, the Company recorded a one-time charge of $3.1 million in the third quarter of 1997 for the portion of the purchase price attributable to in-process research and development costs.

    The Company believes that continued research and development investment is essential to ongoing development of new products. Since inception, all research and development costs have been internally funded and expensed.

  SALES AND MARKETING

    Sales and marketing expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses for the third quarter of 1997 were $2.3 million, compared to $2.2 million in the third quarter of 1996, representing an increase of 5.8%. The increase was primarily due to higher payroll costs. As a percentage of sales, sales and marketing expenses decreased to 5.5% in the third quarter of 1997 from 10.2% in the third quarter of 1996, as a result of the higher sales base.

    The Company is in the process of reorganizing its sales and marketing team to better address the specific needs of its customers. Sales and marketing expenses are expected to continue to increase in future periods.

  GENERAL AND ADMINISTRATIVE

    General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses for the third quarter of 1997 were $1.9 million, compared to $0.9 million in the third quarter of 1996. In the third quarter of 1996, the Company reduced accrued bonuses and other employee benefits as part of its cost reduction efforts, which were one-time reductions not made in the comparable period in 1997. As a percentage of sales, general and administrative expenses increased slightly to 4.6% in the third quarter of 1997 from 4.3% in the third quarter of 1996, as a result of the higher sales base.

    The Company is in the process of implementing new information management system software throughout the Company, including the replacement of existing systems in its foreign locations. The Company expects that charges related to training and implementation of the new software will continue into 1998, particularly for the foreign locations.

  ONE-TIME CHARGES

    The Company took one-time charges totaling $6.1 million in the third quarter of 1997. A charge of $3.0 million was taken for storm damage to the Company's headquarters and main manufacturing facilities that resulted from heavy rains in the Fort Collins area on July 29, 1997. The extent of insurance coverage, if any, is unresolved. Any recoveries from the Company's insurance will be recorded when received.

    As part of the acquisition of Tower, the Company incurred a charge of $3.1 million for purchased in-process research and development, which is non-deductible for income tax purposes.

  OTHER INCOME (EXPENSE)

    Other income (expense) consists primarily of foreign exchange gains and losses, interest income and expense and other miscellaneous income and expense items. Other income was $0.1 million for the third quarter of 1997, unchanged from the third quarter of 1996.

    The majority of the Company's foreign sales are denominated in local currencies. The Company has experienced fluctuations in foreign currency exchange rates during the first half of 1997, particularly against the Japanese Yen. As a hedge against currency fluctuations in the Japanese Yen, the Company entered into various forward foreign exchange contracts during the first half of 1997 to mitigate the effect of potential depreciation in the Yen. The Company continues to evaluate various policies to minimize the effects of currency fluctuations.

  PROVISION FOR INCOME TAXES

    The income tax provision of $2.1 million for the third quarter of 1997 represented an estimated effective rate of 80.6% compared to an effective income tax rate for the year 1996 of 38.1%. The higher tax rate exceeds the normal tax provision for the Company because certain charges, including the $3.1 million one-time charge for purchased in-process research and development, were not deductible. The Company adjusts its income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  SALES

    Sales for the first nine months of 1997 were $95.9 million, an increase of 22% from sales of $78.6 million in the comparable period in 1996. The Company's increase in sales between such periods has resulted from increased unit sales of the Company's systems during the third quarter of 1997. A significant part of the sales increase is attributable to increased demand by domestic semiconductor equipment customers, primarily the Company's larger customers, reflecting the recovery in the semiconductor equipment industry from a downturn in the second half of 1996 and the first half of 1997. Sales to the data storage and flat panel display industries also increased between the periods presented. Sales to customers in Japan increased 115% from the comparable period in 1996.

  GROSS MARGIN

    The Company's gross margin for the first nine months of 1997 was 38.7%, an increase from 37.3% in the comparable period in 1996. The increase in gross margin between such periods was due primarily to lower infrastructure costs associated with cost of goods sold. Cost improvements as a percentage of sales were achieved to a lesser extent in materials, labor and customer support costs largely because of the higher sales base. These improvements were partially offset by a less favorable absorption of manufacturing overhead costs.

    The Company sustained damage to its manufacturing facilities and certain equipment during a severe rainstorm on July 29, 1997, which interrupted production during the subsequent sixty day period. Immediately prior to the rainstorm, the Company had been increasing its manufacturing overhead costs through increased staffing in anticipation of higher sales levels. Due to the impact of the storm, full production capabilities were underutilized resulting in underabsorption of manufacturing overhead. The Company has since returned to full production and continues to undertake measures to increase capacity to meet demand.

    The underabsorption of manufacturing overhead may continue to negatively impact gross margin.

  RESEARCH AND DEVELOPMENT

    Research and development expenses for the first nine months of 1997 were $10.4 million, down slightly from $10.5 million in the comparable period in 1996. As a percentage of sales, research and development expenses decreased to 10.8% in the first nine months of 1997 from 13.3% in the comparable period in 1996, as a result of the higher sales base.

  SALES AND MARKETING

    Sales and marketing expenses for the first nine months of 1997 were $6.5 million, unchanged from the comparable period in 1996. As a percentage of sales, sales and marketing expenses decreased to 6.7% in the first nine months of 1997 from 8.3% in the comparable period in 1996, as a result of the higher sales base.

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the first nine months of 1997 were $4.9 million, down slightly from $5.0 million in the comparable period in 1996. As a percentage of sales, general and administrative expenses decreased to 5.1% in the first nine months of 1997 from 6.3% in the comparable period in 1996, as a result of the higher sales base.

  PROVISION FOR INCOME TAXES

    The income tax provision of $4.6 million for the first nine months of 1997 represented an estimated effective rate of 50.3%, compared to $2.7 million and an effective rate of 38.1% for the comparable period in 1996. The higher tax rate exceeds the normal tax provision for the Company because certain charges, including the $3.1 million one-time charge for purchased in-process research and development, were not deductible. The Company adjusts its income tax provisions periodically based upon the anticipated tax status of all foreign and domestic entities.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations, acquired equipment and met its working capital requirements through borrowings under its revolving line of credit, long-term loans secured by property and equipment and cash flow from operations, and, from November 1995, proceeds from its initial public offering.

    Cash provided by operations totaled $0.8 million for the first nine months of 1997 compared to $0.5 million for the same period in 1996. Cash provided in the first nine months of 1997 was primarily a result of net income plus non-cash items affecting net income, and increases in accounts payable, offset by increases in accounts receivable and inventories. Cash provided in the comparable period in 1996 was primarily a result of net income offset by decreases in accounts payable.

    The major investing activity for the first nine months of 1997 occurred in the third quarter and consisted of the acquisition of Tower, which used cash of $12.1 million. Additionally, the Company purchased equipment, which used cash of $2.7 million. Total investing activities for the first nine months of 1997 used cash of $14.8 million. In the comparable period in 1996, investing activities used cash of $4.9 million and consisted of equipment purchases and leasehold improvements made primarily as a result of the Company's move into a new 56,000 square foot building during the first quarter of 1996.

    Financing activities in the first nine months of 1997 provided cash of $12.1 million and consisted primarily of proceeds from notes payable of $12.0 million and proceeds from notes receivable of $0.7 million offset by repayment of notes payable and capital lease obligations. In the comparable period in 1996, financing activities used cash of $0.4 million and consisted primarily of repayment of notes payable and capital lease obligations.

    The Company plans to spend approximately $1.4 million through the remainder of 1997 for the acquisition of manufacturing and test equipment and furnishings.

    As of September 30, 1997, the Company had working capital of $42.4 million. The Company's principal sources of liquidity consisted of $9.3 million of cash and cash equivalents, and a credit facility consisting of a $10.0 million revolving line of credit which replaced the Company's prior line of credit, a $12.0 million term loan to finance the acquisition of Tower, and a $4.0 million line of credit to acquire or refinance borrowings for equipment. Advances under the new revolving line of credit bear interest at either the prime rate (8.5% at October 31, 1997) minus 0.75% or the LIBOR six month rate (5.8125% at October 31, 1997) plus 175 basis points, at the Company's option. All advances under the revolving line of credit will be due and payable in August 1999. The term loan was drawn in August 1997, in connection with the Tower acquisition, and was repaid in full during October 1997. Prior to repayment, amounts outstanding under the term loan bore interest at the prime rate minus 0.25%. The term loan included a prepayment penalty of 0.75% of the amount of the prepayment. Advances under the equipment line of credit bear interest at prime rate minus 0.5%, with interest payable monthly through August 1998 and quarterly thereafter until fully paid. The Company also has a pre-existing term loan for equipment financing for its US operations. At September 30, 1997, $1.1 million was outstanding under the term loan, which bears interest at prime minus 0.25% and is due November 5, 1999.

    The Company believes that its cash and cash equivalents, cash flow from operations and available borrowings, will be sufficient to meet the Company's working capital needs through mid-1998. After that time, the Company may require additional equity or debt financing to address its working capital, capital equipment, or expansion needs. In addition, any significant acquisitions by the Company may require additional equity or debt financings to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to the Company.

  SUBSEQUENT EVENTS

    In October 1997, the Company completed an underwritten public offering of 1,000,000 shares of previously unissued common stock at a price of $31 per share, for aggregate net proceeds of approximately $28.8 million after deducting underwriters' commissions and offering costs. The Company used $12.0 million of the net proceeds to repay the $12.0 million term loan used to finance the acquisition of Tower, and incurred a prepayment penalty of approximately $90,000. The remaining proceeds were added to the Company's working capital to finance future business needs. Additionally, 1,500,000 of outstanding shares of previously issued common stock were registered and sold by certain shareholders of the Company.

PART II  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

    None.


  ITEM 2.  CHANGES IN SECURITIES

    None.


  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


  ITEM 5.  OTHER INFORMATION

    None.


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  Number   Description
  ------   -----------

    2.1 Share Purchase Agreement, dated as of August 11, 1997, among the Company, Roger C. Hertel and Tower Electronics, Inc.(1)

    3.1    Restated Certificate of Incorporation(2)

    3.2    By-laws(2)

    4.1    Form of Specimen Certificate for Registrant's Common Stock(2)

   4.2 The Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the instruments which define the rights of the holders of long-term debt of the Company. None of such instruments represents long-term debt in excess of 10% of the consolidated total assets of the Company.

  10.1 Loan and Security Agreement dated August 15, 1997, among Silicon Valley Bank, Bank of Hawaii and the Company (3)

  27.1     Financial Data Schedule

  --------------
     (1) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26966), dated August 15, 1997, filed August 19, 1997, as amended.
     (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.
     (3) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.


  (b)     Reports on Form 8-K


    On August 18, 1997, the Company filed a Current Report on Form 8-K dated August 15, 1997, pursuant to Item 2 of Form 8-K, to report the Company's acquisition of Tower, which Current Report was amended on Form 8-K/A (filed September 16, 1997), to include financial statements of Tower and pro forma financial information required by Item 7 of Form 8-K.

  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ADVANCED ENERGY INDUSTRIES, INC.


                                         /s/ Richard P. Beck
                                         -------------------------------------
                                          Vice President, Chief Financial
November 13, 1997                         Officer, Assistant Secretary and
                                          Director (Principal Financial Officer
                                          and Principal Accounting Officer)

                                  EXHIBIT INDEX


   Number  Description
   ------  -----------

    2.1 Share Purchase Agreement, dated as of August 11, 1997, among the Company, Roger C. Hertel and Tower Electronics, Inc.(1)

    3.1    Restated Certificate of Incorporation(2)

    3.2    By-laws(2)

    4.1    Form of Specimen Certificate for Registrant's Common Stock(2)


    4.2 The Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the instruments which define the rights of the holders of long-term debt of the Company. None of such instruments represents long-term debt in excess of 10% of the consolidated total assets of the Company.

   10.1 Loan and Security Agreement dated August 15, 1997, among Silicon Valley Bank, Bank of Hawaii and the Company (3)

   27.1    Financial Data Schedule

  ----------------
     (1) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26966), dated August 15, 1997, filed August 19, 1997, as amended.
     (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.
     (3) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.