Form 10-K405
period 1997-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 1998-03-24
CIK 927003

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended December 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

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

                       COMMON STOCK, $0.001 PAR VALUE

                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of January 31, 1998, there were 22,500,007 shares of the Registrant's Common Stock outstanding and the aggregate market value of such stock held by non-affiliates of the Registrant was $101,827,588 (based on the closing price on the Nasdaq Stock Market).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1997, are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Company's definitive proxy statement for the annual shareholders meeting to be held May 6, 1998, are incorporated by reference into Part III of this Form 10-K.

                      ADVANCED ENERGY INDUSTRIES, INC.
                                  FORM 10-K
                              TABLE OF CONTENTS

PART I
  ITEM 1.  BUSINESS                                                          4
           EXECUTIVE OFFICERS OF THE REGISTRANT                             23
  ITEM 2.  PROPERTIES                                                       25
  ITEM 3.  LEGAL PROCEEDINGS                                                25
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS                                                        25

PART II
  ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS                                   26
  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                             27
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           28
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      40
  ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURES                                                    59


PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               59
  ITEM 11. EXECUTIVE COMPENSATION                                           59
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                                 59
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   59


PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K                                                    60

PART I

ITEM 1.  BUSINESS

  GENERAL

  Advanced Energy is a leading supplier of power conversion and control systems most of which are incorporated in plasma-based thin film production equipment. The Company's systems are key elements of semiconductor, data storage, flat panel display, and a range of other industrial manufacturing equipment that utilizes gaseous plasmas to deposit or etch thin film layers on materials or substrates such as silicon, glass and metals. As a result of a recent acquisition, the Company now provides power supplies for non-plasma-based processes. The effectiveness of plasma-based production processes depends in large part on the characteristics of the electrical power used to ignite and maintain the plasma. The Company's power conversion and control systems refine, modify and control the raw power from a utility and produce the power required to obtain predictable and repeatable film characteristics. The Company's systems are used in an array of thin film processes such as physical vapor deposition, etch, chemical vapor deposition, plasma-enhanced chemical vapor deposition and ion implantation, as well as a broad range of thin film applications such as the production of semiconductors, magnetic hard disks, CD-ROMs, audio and video discs, thin film heads, liquid crystal displays and optical, glass and automobile coatings. The Company's customers for thin film applications include Applied Materials, Lam Research, Balzers/Leybold, Materials Research, Multi-Arc, and Ulvac.

  In recent years, significant technological advances in thin film processes have enabled the manipulation of materials on the atomic and molecular level. Manufacturers can now both deposit and etch layers of materials that are less than one-hundredth of a micron in thickness. By using modern thin film production processes, manufacturers are better able to control and alter the electrical, magnetic, optical and mechanical characteristics of materials. Thin film processes have been employed most extensively in the semiconductor industry, where multiple thin film layers of insulating or conductive material are deposited on a wafer or substrate. These processes are now used in a growing range of diverse industries. Thin film production was initially accomplished using either liquid chemical or thermal processes. Plasma-based process technology was developed to address the limitations of wet chemistry and thermal technologies in certain applications requiring thinner, more precise film, and to enable new applications.

  The Company is seeking, as part of its long-term strategy, opportunities that will allow it to diversify and generate business in growth sectors that are not related to the thin film applications that the Company has historically served. The first step in achieving that objective was the acquisition of Tower Electronics in August 1997. Tower designs and manufactures products for non-thin film applications including power supplies for use in modems, non-impact printers, night vision goggles and laser devices. The acquisition of Tower expands the Company's technology and customer base. Representative customers of Tower include U.S. Robotics, Videojet International and ITT.

  The Company has achieved its market leadership position by providing systems which convert externally supplied power, operate over a wide range of power levels, control utility instabilities such as brownouts and surges created by raw utility power sources, and control intense localized electrical discharges known as arcs and control system instabilities which arise from the use of exotic gases and inherently unstable electrode arrangements. Most of the Company's products employ sophisticated switchmode technology that affords plasma-based systems the ability to minimize arc energy, which can slow down the throughput of a plasma process and may even destroy the substrate or the power conversion and control system. The Company believes the combination of its in-depth knowledge of plasma physics, its unique approach to product customization and its reusable engineering product design methodology have enabled it to develop the widest range of power conversion and control systems in the industry.

  Since inception, the Company, excluding Tower, has sold over 100,000 power conversion and control systems. Approximately 64% of the Company's sales in 1996 and 58% in 1997 were to the semiconductor equipment industry. Advanced Energy sells its systems primarily through direct sales personnel to customers in the United States, Japan and Europe. The Company also sells through distributors in Singapore, China, Japan, France, Italy, Israel, South Korea and Taiwan. International sales represented 24% and 25% of the Company's sales in 1996 and 1997, respectively.

DEVELOPMENT OF COMPANY BUSINESS

  Advanced Energy was incorporated in Colorado in 1981 and reincorporated in Delaware in September 1995. In November 1995, the company effected the initial public offering of its common stock, $0.001 par value ("Common Stock"), pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended (the "Securities Act"). In October 1997, the Company effected a second public offering of its Common Stock pursuant to a registration statement on Form S-3 under the Securities Act. As used in this Form 10-K, references to "Advanced Energy" refer to Advanced Energy Industries, Inc. and references to the "Company" refer to Advanced Energy and its consolidated subsidiaries. The Company's principal executive offices are located at 1625 Sharp Point Drive, Fort Collins, Colorado 80525, and its telephone number is (970) 221-4670.

PRODUCTS

  The Company's switchmode power conversion and control technology products have enabled its customers to develop new plasma processing applications. In 1982, the Company introduced its first low-frequency switchmode power conversion and control system specifically designed for use in plasma processes. In 1983, the Company introduced its first direct current (DC) system designed for use in PVD sputtering applications. This DC-based system is a compact, cost-effective power solution, which greatly reduced stored energy, a major limitation in PVD systems. In the early 1990's the Company introduced the first fully switchmode radio frequency (RF) power conversion and control systems for use in semiconductor etch applications. This product achieved significant design wins because of its smaller size and precise control. The Company introduced a family of accessories for the DC product line in 1993; these pulsed DC products provide major improvements in arc prevention and suppression. The Company is currently extending the power range of its systems to much higher power levels to enable it to supply products for emerging industrial applications. The Company's products currently range in price from $2,880 to $80,000, with an average price of approximately $10,000. As a result of an acquisition in August 1997, the Company expanded its product line to include low-power DC power supplies for use in telecommunications and other industrial applications. These power supplies range in power from 50 watts to 600 watts and have an average selling price of about $500.

  The following chart sets forth the Company's principal product lines and related basic information:

--------------------------------------------------------------------------------
                   PRODUCT                    POWER/CURRENT     MAJOR PROCESS
                  PLATFORM    DESCRIPTION         LEVEL          APPLICATIONS
--------------------------------------------------------------------------------
                 MDX        Power control    500W-80kW        PVD
                            and                               - Metal
                            conversion                          sputtering
                            system                            - Reactive
                                                                sputtering
               -----------------------------------------------------------------
     DIRECT      MDX-II     Power control    15kW-120kW       PVD
                            and                               - Metal
                            conversion                          sputtering
                            system                            - Reactive
    CURRENT                                                     sputtering
               -----------------------------------------------------------------
                Pinnacle    Power control    6kW-120kW        PVD
                -TM-        and                               - Metal
    PRODUCTS                conversion                        sputtering
                            system                            - Reactive
                                                              sputtering
               -----------------------------------------------------------------
                Sparc-le     Arc management   1kW-60kW        For use with MDX
                -Registered  accessory                        systems --
                Trademark-                                    permits precise
                                                              control of
                                                              reactive
                                                              sputtering of
                                                              insulating films
               -----------------------------------------------------------------
                E-Chuck     Electrostatic    < 100W           General wafer
                            chuck power                       handling in
                            system                            semiconductor
                                                              PVD, CVD, and
                                                              etch applications
--------------------------------------------------------------------------------
   HIGH-POWER   Astral-TM-  Pulsed DC power  20kW             PVD
                - 20        system                            - Metal
                                                              sputtering
                                                              - Reactive
                                                              sputtering
               -----------------------------------------------------------------
    PRODUCTS    Astral-TM-  Pulsed DC power  120kW            PVD
                - 120       system                            - Metal
                                                              sputtering
                                                              - Reactive
                                                              sputtering
               -----------------------------------------------------------------
                Crystal-TM- Multizone        120kW            Semiconductor
                            induction                         epitaxy
                            heating power
                            system
--------------------------------------------------------------------------------
                 PE         Low-frequency    1.25kW-30kW      CVD
 LOW- AND MID-              power control                     PVD
                            and                               - Reactive
                            conversion                        sputtering
                            system                            Surface
   FREQUENCY                                                  modification
               -----------------------------------------------------------------
                 PD         Mid-frequency    1.25kW-8kW       CVD
    PRODUCTS                power control                     PVD
                            and                               - Reactive
                            conversion                        sputtering
                            system                            Surface
                                                              modification
--------------------------------------------------------------------------------
                HFV/HFG     Power control    3kW-8kW          PVD
                            and
                            conversion                        Etch
                            system
               -----------------------------------------------------------------
     RADIO       RFX        Power control    600W             General R&D
                            and
                            conversion
                            system
               -----------------------------------------------------------------
   FREQUENCY     RFG        Power control    600W-5.5kW       Etch
                            and
                            conversion                        CVD
                            system
               -----------------------------------------------------------------
    PRODUCTS     RFXII      Power control    600W-5.5kW       Etch
                            and
                            conversion                        CVD
                            system
               -----------------------------------------------------------------
                 AZX        Tuner            100W-5kW         Impedance
                                                                matching
                                                                network
--------------------------------------------------------------------------------
     OTHER       RFZ        Probe            50W-5kW          Impedance
                                                                measurement
                                                                tool
               -----------------------------------------------------------------
    PRODUCTS     ID         Ion-beam         500W-5kW         Ion-beam
                            conversion and                    deposition
                            control system                    Ion implantation
                                                              Ion-beam etching/
                                                                milling
--------------------------------------------------------------------------------


 DIRECT CURRENT PRODUCTS

  THE MDX SERIES. The Company's MDX series of products was introduced in 1983. These products are most commonly used as DC power supplies for PVD sputtering where precise control, superior arc prevention and suppression and low stored energy characteristics are required. They are also used as bias supplies for RF sputtering, tool coating and some etching systems. The MDX series consists of six different product lines that provide a range of power levels from 500W to 120kW. The Company's second generation product, the MDX II, was introduced in 1991 to support higher power levels, to provide wider output range, and to meet strict European regulatory requirements. A model in the MDX series, the MDX-L, was designed for especially high reliability and was introduced in 1992.

  THE PINNACLE SERIES-TM-. The Pinnacle series, introduced in 1995, is the most recent platform in the DC product line. Pinnacle was developed primarily for use in DC PVD sputtering processes and provides substantial improvements in arc prevention, arc suppression capability, reduced size, higher precision and expanded control capability. The low stored energy of Pinnacle, a basic feature of AE power conversion equipment, is the lowest ever achieved in a switchmode power supply, and is due to the patented basic circuit topology.

  SPARC-LE-Registered Trademark- ACCESSORIES. The Company's Sparc-le line of DC accessories, introduced in 1993, is designed both to reduce the number of arcs that occur in plasma-based processes and to reduce the energy delivered if arcs do occur. The Sparc-le accessories are especially effective in applications involving the deposition of insulative materials where the reaction between the plasma and target is likely to produce more severe arc conditions. The Sparc-le accessories are most commonly used with the MDX product lines. The Sparc-le arc prevention and suppression technology has been incorporated directly into the Pinnacle systems.

  ELECTROSTATIC CHUCK POWER SYSTEMS. This system of power conversion units was designed for a specific customer to be used in wafer handling systems for the semiconductor fabrication market. The electrostatic chuck is a device which uses electric fields to hold (or "chuck") a wafer in a vacuum environment without mechanical holding force. This permits more gentle handling of the wafer and its simultaneous heating or cooling during processing. The electric fields used to hold the wafer are created by applying to the wafer a voltage produced by the Advanced Energy power system. Exact control and careful ramping of the voltage permits the wafer to be picked and placed with precision. The system permits multiple power units to be held in a single chassis for ease of integration into the customer's system.

 HIGH-POWER PRODUCTS

  These products are designed for use in heavy industrial processes such as architectural glass and other large area coating applications. The Astral-TM-products, made in both 20kW and 120kW versions, offer a new technology, called "current pulsed dual magnetron sputtering," heretofore unavailable. The first of these units are in experimental use in development of coatings for CRT displays, automotive applications, and new types of glass coatings.

  The Crystal-TM- 120kW power conversion unit was developed for multizone induction heating in heating systems for semiconductor processing equipment in which layers are formed on heated semiconductor wafers by chemical vapor deposition, producing epitaxial growth (the growth of a single crystal film as determined by the underlying wafer). One of the problems in forming such layers on a semiconductor wafer is ensuring that the temperature of the semiconductor wafer is kept uniform across the wafer during the deposition process, i.e., during heat-up, processing and cool-down. Since the deposition rate of a layer of material upon the wafer is dependent on the temperature of the wafer, any temperature variations between the center and edge of a wafer will undesirably result in the deposition of a layer of non-uniform thickness on the wafer. The multizone capability of the Crystal 120kW power conversion unit permits the furnace system to divide the wafer heater into up to six zones, and control power to each zone independently.

 LOW- AND MID-FREQUENCY PRODUCTS

  THE PE AND PD SERIES. The PE low-frequency power systems were introduced in 1982. The PE series systems are air cooled and primarily intended for use in certain PVD, CVD and industrial surface modification applications, including dual cathode sputtering and printed circuit board de-smearing. The PE series systems range in frequency from 25kHz to 100kHz. The low-frequency PE systems and the PD series of mid-frequency power conversion and control systems, introduced in 1990, represented significant technological advancements by applying switchmode techniques to higher frequencies. The water-cooled PD systems are used primarily in semiconductor etch and CVD applications. The PD series range in frequency from 275kHz to 400kHz. Both the PE and PD series systems have single-stage power generation, and include systems that incorporate pulsed power technology.

 RADIO FREQUENCY PRODUCTS

  THE HFV AND HFG POWER GENERATORS. The HFV unit produces 3, 5, or 8kW of power at a variable frequency of about 2MHz for powering of inductively coupled plasma (ICP) systems. It is water cooled and ultra compact, providing up to 8kW of power in a 5-1/4 inch rack mount enclosure 20-1/4 inches deep, thereby representing the highest power density in the industry. The HFG unit is similar but produces 8kW at a fixed frequency of 4MHz.

  THE RF SERIES. The RFX system is a 13.56MHz, 600W, air-cooled platform introduced in 1985. This low-power system is used primarily in research and development applications. The RFG and RFXII, introduced in 1991 and 1992, respectively, are water-cooled power conversion and control systems utilizing a new hybrid switchmode technology. The RFG and RFXII systems operate at frequencies ranging from 4MHz to 13.56MHz. These systems were the first entirely switchmode RF designs. These RF systems are most commonly used in semiconductor processes, including RF sputtering, plasma etching/deposition, and reactive ion etching applications. The Company also produces the RFXII in a compact version which incorporates new Fixed Match-TM- impedance matching technology. This technology eliminates certain previously required motors, gear trains, variable capacitors and inductors and servomechanism circuitry, which results in cost savings and improvements in reliability.

  THE AZX SERIES. The AZX series tuners are RF matching networks designed as accessories to match the complex electrical characteristics of a plasma to the requirements of the Company's RF series of power conversion and control systems. AZX tuners, introduced in 1989, are also sold separately for incorporation into other vendors' power conversion and control systems. The AZX tuners typically operate at a 13.56MHz frequency range. The need for these tuner products is reduced with the advent of the Fixed Match technology designed as part of the RFXII product line.

 OTHER PRODUCTS

  THE RFZ IMPEDANCE PROBE. The RF impedance probe, introduced in 1993, is used for measuring the RF properties of a plasma. The sensing technology incorporated in the RF impedance probe allows accurate, real-time measurement of power, voltage, current and impedance levels under actual powered process conditions.

  THE ID SERIES. The ID power conversion and control systems, introduced in 1981, were the first products designed by the Company. These systems were specifically designed to power broad-beam ion sources. ID series systems are composed of a coordinated set of multiple special purpose power supplies that are used for ion-beam deposition and sputtering, implantation and etching and milling.

MARKETS AND CUSTOMERS

 MARKETS

  Approximately 64% of the Company's sales in 1996 and 58% in 1997 were to the semiconductor equipment industry. Increasingly, the Company's power conversion and control systems are also being used in other markets, including flat panel display, data storage and various industrial applications. The following is a discussion of the major markets for the Company's systems:

  SEMICONDUCTOR MANUFACTURING EQUIPMENT MARKET. The Company's products are sold primarily to semiconductor equipment manufacturers for incorporation into equipment used to make integrated circuits. The Company's products are currently employed in a variety of applications including deposition, etch, ion implantation and megasonic cleaning. The precision control over plasma processes that use the Company's power conversion and control systems enables the production of integrated circuits with reduced feature sizes and increased speed and performance. The Company anticipates that the semiconductor equipment industry will continue to be a substantial part of its business for the foreseeable future.

   FLAT PANEL DISPLAY MANUFACTURING EQUIPMENT MARKET. The Company also sells its systems to manufacturers of flat panel displays (FPDs) and flat panel projection devices (FPPs) which have fabrication processes similar to those employed in manufacturing integrated circuits. FPDs produce bright, sharp, large, color-rich images on flat, lightweight screens such as portable computer monitors. Currently there are three major types of FPDs: liquid crystal displays, field emitter displays and gas plasma displays. Two types of FPP, another emerging display technology, are currently in production: liquid crystal projection and digital micro-mirror displays. The Company sells its products to all three of the active FPD markets, as well as to each of the FPP markets.

   DATA STORAGE MANUFACTURING EQUIPMENT MARKETS. The Company's products are sold to data storage equipment manufacturers and to data storage device manufacturers for use in producing a variety of products, including compact discs, computer hard disks (both media and thin film heads), CD-ROMs and digital video discs (DVD). These products use a PVD sputtering process to produce optical and magnetic thin film layers, as well as a protective wear layer. In this market the trend towards higher recording densities is driving the demand for increasingly dense, thinner and more precise films. The use of equipment incorporating magnetic media to store analog and digital data continues to expand with the growth of the laptop, desktop, and workstation computer markets.

   THIN FILM INDUSTRIAL MARKETS. The Company sells its products to both OEMs and producers of end products in a variety of industrial markets. Thin film optical coatings are used in the manufacture of many industrial products including solar panels, architectural glass, eyeglasses, lens coatings, bar-code readers and front surface mirrors. Thin films of diamond coatings and other materials are now being applied to products in plasma-based processes to strengthen and harden surfaces on such diverse products as tools, automotive parts and hip joint replacements. A variety of industrial packaging applications, such as decorative wrapping and food packaging, are also enabled by thin film processes utilizing the Company's products. The advanced thin film production processes allow precise control of various optical and physical properties, including color, transparency and electrical and thermal conductivity. The improved adhesion and high film quality resulting from plasma processing makes it the preferred method of applying the thin films. Many of these thin film industrial applications require power levels substantially greater than those used in the Company's other markets.

   OTHER INDUSTRIAL MARKETS. Tower Electronics sells low-wattage power supplies to OEMs in the telecommunications, non-impact printing and laser markets. As an example, Tower provides U.S. Robotics, a subsidiary of 3Com, with three models of power supplies that are used in modems for Internet service providers. They also provide products to the largest manufacturer of non-impact printers used for printing date codes and lot information on beverage cans.

   APPLICATIONS

   The Company's products have been sold for use in connection with the following processes and applications:


   SEMICONDUCTOR      DATA STORAGE     FLAT PANEL DISPLAY    INDUSTRIAL/RESEARCH
   -------------      ------------     ------------------    -------------------
 Physical vapor      Thin film heads     Liquid crystal      Optical coatings
  deposition                              displays
 Etching             CD-ROMs             Active matrix LCDs  Automobile coatings
 Ion implantation    Audio discs         Digital micro-      Food package
                                          mirror              coatings
 Chemical vapor      Recordable CDs      Plasma displays     Glass coatings
  deposition (metal
  and dielectric)
 Plasma-enhanced     Hard disk           Large flat panel    Consumer products
  CVD                 magnetic media      displays            coatings
 Magnet field        Hard disk carbon    Field emission      Circuit board etch-
  controls            wear coatings       displays            back and de-smear
 Photo-resist        Magneto-optic CDs   LCD projection      Photovoltaics
  stripping
 Megasonic cleaning  Digital video                           Medical applications
                      discs (DVD)
 Etch (post-                                                 Superconductors
  treatment)                                                 Diamond coatings
                                                             Chemical, physical
                                                              and materials research
                                                             Telecommunications
                                                             Non-impact printing


   CUSTOMERS

   The Company has sold its systems worldwide to more than 100 OEMs and directly to more than 500 end-user customers. Since inception, the Company has sold more than 100,000 power conversion and control systems. The Company's largest customers are involved principally in the semiconductor equipment market. The Company also has significant customers in the data storage equipment, flat panel display equipment and industrial markets. Sales to Applied Materials and Lam Research in 1995, 1996 and 1997 accounted in the aggregate for approximately 41%, 47% and 44% of total sales, respectively. The Company expects that sales of its products to Applied Materials and Lam Research will continue to account for a high percentage of its sales in the foreseeable future. Representative customers of the Company include:

 Applied Materials                        Lam Research
 Balzers/Leybold                          Materials Research division of
                                           Tokyo Electron
 CVC Products                             Motorola
 First Light Technology                   Novellus
 Fujitsu                                  Optical Coating Laboratory
 Hewlett-Packard                          Sony
 IBM                                      Sputtered Films
 Intevac                                  Texas Instruments
 Komag                                    Ulvac
                                          U.S. Robotics
                                          Verteq
                                          Videojet International


MARKETING, SALES AND SERVICE

   The Company sells its systems primarily through direct sales personnel to customers in the United States, Japan and Europe. The Company's sales personnel are located at the Company's headquarters in Fort Collins, Colorado, and in regional sales offices in Milpitas, California; Concord, Massachusetts; and Austin, Texas. To serve customers in Asia and Europe, the Company has offices in Tokyo, Japan; Filderstadt, Germany; Bicester, United Kingdom; and Seoul, South Korea; which have primary responsibility for sales in their respective markets. The Company also sells to customers in Japan through Landmark Technology Corporation and has distributors and sales representatives in Singapore, China, France, Italy, Israel, South Korea and Taiwan. The Company's Tower Electronics subsidiary, located in Fridley, Minnesota, sells through manufacturer's representatives.

   Sales outside the United States represented approximately 29%, 24% and 25% of the Company's total sales during 1995, 1996 and 1997, respectively. The Company expects sales outside the United States to continue to represent a significant portion of future sales. Although the Company has not experienced any significant difficulties in connection with its international sales, such sales are subject to certain risks, including exposure to currency fluctuations, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and taxes, and longer payment cycles typically associated with international sales. The future performance of the Company will depend, in part, upon its ability to compete successfully in Japan, one of the largest markets for semiconductor fabrication equipment and flat panel display equipment, and a major market for data storage and other industrial equipment utilizing the Company's systems. The Japanese market has historically been difficult for non-Japanese companies to penetrate. Although the Company and a number of its significant non-Japanese customers have begun to establish operations in Japan, there can be no assurance that the Company or its customers will be able to maintain or improve their competitive positions in Japan.

   The Company believes that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with its customers. The Company maintains customer service offices in Fort Collins, Colorado; Milpitas, California; Tokyo, Japan; Filderstadt, Germany; Seoul, South Korea; and Tower Electronics in Fridley, Minnesota.

   The Company offers warranty coverage for its systems for periods ranging from 12 to 24 months after shipment against defects in design, materials and workmanship.

MANUFACTURING

   The Company's manufacturing facilities are located in Fort Collins, Colorado and Fridley, Minnesota. The Company's manufacturing activities consist of the assembly and testing of components and subassemblies which are then integrated into final products. Once final testing of all electrical and electro-mechanical subassemblies is completed, the final product is subjected to a series of reliability enhancing operations prior to shipment to customers. The Company purchases a wide range of electronic, mechanical and electrical components, some of which are designed to the Company's specifications. The Company does outsource some of its subassembly work.

   The Company relies on sole and limited source suppliers for certain parts and subassemblies. This reliance creates a potential inability to obtain an adequate supply of required components, and reduced control over pricing and time of delivery of components. An inability to obtain adequate supplies would require the Company to seek alternative sources of supply or might require the Company to redesign its systems to accommodate different components or subassemblies. This could prevent the Company from shipping its systems to its customers on a timely basis. However, if the Company were forced to seek alternative sources of supply, manufacture such components or subassemblies internally, or redesign its systems, this could prevent the Company from shipping its systems to its customers on a timely basis.


INTELLECTUAL PROPERTY

   The Company has a policy of seeking patents on inventions governing new products or technologies as part of its ongoing research, development, and manufacturing activities. The Company currently holds twelve United States patents and two foreign patents covering various aspects of its products, and has other applications pending in the U.S., Europe and Japan. The Company believes the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. No assurance can be given that the Company's patents will be sufficiently broad to protect the Company's technology, nor that any existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to the Company. Any of such events could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   The markets in which the Company competes have seen an increase in global competition, especially from Japanese- and European-based equipment vendors. The Company has several foreign and domestic competitors for each of the DC, low-frequency and mid-frequency alternating current (AC), and radio frequency AC lines of products. Some of these competitors are larger and have greater resources than the Company. The Company's ability to continue to compete successfully in these markets will depend upon its ability to introduce product enhancements and new products on a timely basis. The Company's primary competitors are ENI, a subsidiary of Astec (BSR) PLC, Huttinger, Shindingen, Kyosan, RF Power Products, Comdel and Daihen. The Company's competitors in each product area are expected to continue to improve the design and performance of their systems and to introduce new systems with competitive performance characteristics. To remain competitive, the Company believes it will be required to maintain a high level of investment in research and development and sales and marketing. No assurance can be given that the Company will continue to be competitive in the future.

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

   Research and development expenses were approximately $10.5 million, $13.8 million and $14.8 million in fiscal 1995, 1996 and 1997, respectively. These amounts represented

11.1%, 13.9% and 10.4% of total sales for those periods. From 1995 to 1997, the Company introduced more than forty-five new products. The Company believes that continued research and development investment and ongoing development of new products is essential to the expansion of its markets and does not expect any significant decline in spending as a percentage of sales.

NUMBER OF EMPLOYEES

   At December 31, 1997, the Company had a total of 1,059 employees, of whom 853 are full-time continuous employees. None of the Company's employees is represented by a union, and the Company has never experienced a work stoppage. The Company utilizes temporary employees as a means to provide additional staff while reviewing the performance of the temporary employee. The Company considers its employee relations to be good.


EFFECTS OF ENVIRONMENTAL LAWS

   The Company is subject to federal, state and local environmental laws and regulations. The Company is in compliance with all such laws and regulations.

CAUTIONARY STATEMENTS - RISK FACTORS

   In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein contain or are based on projections of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended.

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

QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

   The Company has experienced and expects to continue to experience significant fluctuations in its quarterly operating results. As a supplier of subsystems to equipment manufacturers, the Company's sales often are subject to its customers' production schedules. A substantial and increasing proportion of the Company's shipments are made on a just-in-time basis in which the shipment of systems occurs within a few days or hours after an order is received. Due to the short time between receipt of orders and shipments, the Company operates with a low level of backlog. Moreover, this backlog at any point in time is not sufficient to meet the Company's revenue expectations for a particular quarter and orders generally are subject to cancellation or delay at the customer's option without penalty. As a result of these factors, it is difficult for the Company to predict accurately the timing and level of revenues for a particular quarter. The Company's quarterly revenues are also affected by a variety of other factors, including specific economic conditions in the industries in which the Company's customers operate, particularly the semiconductor industry; the timing of the receipt of orders from major customers; customer cancellations or shipment delays; pricing competition; component shortages resulting in manufacturing delays; changes in customers' inventory management practices; exchange rate fluctuations and the introduction of new products by the Company or its competitors. In addition, electronics companies, including companies in the semiconductor capital equipment industry, are subject to ongoing pressure to reduce costs. This has in the past caused and is continuing to cause the Company's current and prospective customers to exert pricing pressure and make other demands on the Company, which may include faster delivery times and longer payment terms, which could lead to significant changes in revenue and operating margins from quarter to quarter.

   The Company's gross profit and operating income in a particular quarter are affected by a number of factors, including product mix, price changes, outsourcing costs, manufacturing efficiencies and costs incurred to respond to specific feature requests by customers. Generally, the Company's gross profit and operating income have fluctuated significantly as a result of these factors in the past, and such fluctuations may continue. In particular, as the Company expands manufacturing capacity, manufacturing overhead and other costs may be incurred prior to full utilization of the additional facilities. As a result, the Company may incur significant development and other expenses without realizing corresponding revenue in the same quarter. In addition, many of the Company's expenses, which are based in part on expectations of future revenue, are fixed. Accordingly, if revenue levels in a particular quarter do not meet expectations, operating results will be disproportionately adversely affected. The Company has recently gone through a period of increasing production and capacity to meet anticipated demand for its products, which has involved substantial expenditures and commitments by the Company. If the Company does not generate the revenue it anticipated when it began these production and capacity increases, its operating results will be adversely affected. This dynamic negatively impacted the Company throughout 1996 and the first half of 1997. In late 1995, the Company was in a growth mode and when the semiconductor capital equipment market went through the major downturn of 1996, the Company's operating results were severely impacted, which in turn had a material adverse effect on the market price of the Company's Common Stock. Further fluctuations in operating results on a quarterly basis could have a material adverse effect on the market price of the Common Stock.

THE SEMICONDUCTOR AND SEMICONDUCTOR EQUIPMENT INDUSTRIES ARE HIGHLY VOLATILE

   Approximately 61%, 64% and 58% of the Company's sales in 1995, 1996, and 1997, respectively, were made to customers in the semiconductor equipment industry. The Company expects that its business will continue to depend in significant part on the semiconductor and semiconductor equipment industries for the foreseeable future. The Company's business depends in large part upon capital expenditures by manufacturers of semiconductor devices, which in turn depend upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry historically has been highly volatile and has experienced periods of oversupply, resulting in significantly reduced demand for semiconductor fabrication equipment. In 1996, the semiconductor industry experienced a significant downturn, which caused a number of the Company's customers, including Applied Materials and Lam Research, to drastically reduce and, in some cases cancel, their orders from the Company. Applied Materials and Lam Research together accounted for approximately 47% and 44% of the Company's revenues during 1996 and 1997, respectively.

SIGNIFICANT SALES ARE CONCENTRATED AMONG A FEW CUSTOMERS

   The Company's sales generally are concentrated among a small number of customers. Sales to the Company's ten largest customers accounted for approximately 73% and 75% of the Company's sales in 1996 and 1997, respectively. The loss of any of its major customers, particularly Applied Materials or Lam Research, or a reduction in orders from any of such customers, including reductions caused by changes in a customer's competitive position or economic conditions in the industries in which the Company's customers compete, could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's systems. Similarly, Tower's sales historically have been concentrated among a small number of customers. Tower's sales to U.S. Robotics (recently acquired by 3Com Corporation) and its contract manufacturer accounted for approximately 73% of Tower's total sales in 1997. The success of the Company's acquisition of Tower will depend in large part on retention of Tower's major customers, including U.S. Robotics and its contract manufacturer, and the level of orders received from such customers.

RISKS ASSOCIATED WITH MANUFACTURING FACILITY

   All of the Company's manufacturing is conducted at its facility in Fort Collins, Colorado except for the manufacturing conducted by its subsidiary Tower Electronics in Fridley, Minnesota. In July 1997, the Company sustained substantial damage to its facilities and certain equipment and inventory due to excess surface water caused by a severe rainstorm in Fort Collins. The Company was forced to cease manufacturing temporarily and did not resume full production until mid-September 1997. The Company's insurance policies will not cover all of the costs incurred by the Company in connection with the rainstorm. Because substantially all of the Company's manufacturing is conducted in one location, there can be no assurance that future natural or other occurrences, out of the Company's control, will not have a material adverse effect on the Company's operations. Cessation of manufacturing or the Company's inability to operate the Fort Collins facility at full capacity for any extended period could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH RECENT AND POTENTIAL FUTURE ACQUISITIONS

   The Company intends to expand its product offerings and customer base in part by acquiring other businesses, products and technologies that are complementary to those of the Company. In 1997, the Company acquired Tower and, in a separate transaction, acquired all of the assets of MIK Physics, Inc. ("MIK"). The assets acquired from MIK consisted predominantly of inventory, and the purchase price paid by the Company was immaterial. Tower designs and manufactures custom, high performance switchmode power supplies for use principally in the telecommunications, medical and non-impact printing industries, and MIK has developed technology to design and manufacture high power systems for certain industrial uses. The Company continues to operate Tower's business out of Tower's existing facilities in Fridley, Minnesota, and, accordingly, is required to manage two geographically separated manufacturing locations. Failure to integrate Tower, or any future acquisitions, without substantial costs, delays or other operational or financial problems could have a material adverse effect on the Company's business, financial condition and results of operations. Further, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of debt, large one-time expenses and the creation of goodwill or other intangible assets that could result in significant amortization expense. In addition, there can be no assurance that the Company will be able to identify, negotiate and consummate acquisitions that it considers advantageous to its business plans.

MANAGEMENT OF GROWTH

   The Company has been experiencing a period of rapid growth and expansion. Such growth and expansion has placed, and is expected to continue to place, significant demands on the Company's resources. The management of such growth will require the Company to continue to improve and expand its management, operational and financial systems, procedures and controls, including accounting and other internal management systems, quality control, delivery and service capabilities. To accommodate its recent growth, the Company started to implement in 1997 a new comprehensive, integrated information management system that will incorporate substantially all of the Company's internal financial and business systems, procedures and controls. The implementation is progressing well but the system is still prone to problems which can introduce severe disruptions in the Company's daily operations.

   The Company has postponed implementation of the new system at its international locations, due primarily to a shortage of trained personnel and other resources. In addition, the Company intends to continue to operate Tower's business out of Tower's existing facilities in Fridley, Minnesota and has retained all of Tower's employees. The failure to manage growth effectively, including delays or difficulties implementing new systems, procedures and controls or integrating acquisitions in a timely manner and without disruption of the Company's operations, could have a material adverse effect on the Company's business, financial condition and results of operations.

SUPPLY CONSTRAINTS AND DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS

   Manufacture of the Company's power conversion and control systems requires numerous electronic components. Growth in the electronics industry has significantly increased demand for such components. This demand can result in periodic shortages and allocations, which the Company has experienced from time to time. The Company expects that shortages and allocations of electronic components and subassemblies will continue in the foreseeable future and could result in shipment delays. Such delays could damage the Company's relationships with current and prospective customers, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations. In this regard, the Company experienced a temporary delay in replacing certain key components that had been lost or damaged in the July 1997 rainstorm in Fort Collins.

   The Company relies on sole and limited source suppliers for certain parts and subassemblies. Such reliance involves several risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing and timing of delivery of components and suppliers' potential inability to develop technologically advanced products to support the Company's growth and development of new systems. The Company believes that alternative sources could be obtained and qualified, if necessary, for most sole and limited source parts.

DEPENDENCE ON DESIGN WINS; BARRIERS TO OBTAINING NEW CUSTOMERS; HIGH LEVEL OF CUSTOMIZED SYSTEMS

   Equipment manufacturers begin new system design projects periodically due to the constantly changing nature of semiconductor fabrication technology. It is important for the Company to work with these manufacturers early in their design cycle because it is common for modifications to the Company's equipment to be required to meet the requirements of the new system. As the design cycle nears completion, one or two vendors are chosen by the equipment manufacturer to provide the power conversion equipment to be used with the early system shipments. Being selected as one of these vendors is called a "design win." The Company believes that achieving these "design wins" is critical to retaining existing customers and to obtaining new customers. In order to achieve design wins, the Company typically must customize its systems for use in particular equipment and for particular customers. Such customization increases the Company's research and development expenses and can strain its engineering and management resources. In addition, there can be no assurance that such investment will result in design wins for the Company. Because a substantial proportion of the Company's business involves the just-in-time shipment of systems, the Company must keep a relatively large number and variety of customized systems in inventory. As the Company develops new systems and as its customers develop new products, systems in inventory may become obsolete. There can be no assurance that such inventory obsolescence will not have a material adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW SYSTEM INTRODUCTIONS

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

COMPETITION

   The Company faces substantial competition, primarily from established companies, some of which have greater financial, marketing and technical resources than the Company. The trend toward consolidation in the semiconductor equipment industry has made it increasingly important to have the resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in research and development. The Company expects its competitors to continue to develop new products aimed at applications currently served by the Company, to continue to improve the design and performance of their systems, and to introduce new systems with competitive performance characteristics. To remain competitive, the Company believes it will be required to maintain a high level of investment in research and development and sales and marketing. In addition, new products developed by competitors could make pricing more competitive, which may necessitate significant price reductions by the Company or result in lost orders. In addition, electronics companies, including companies in the semiconductor capital equipment industry, have been characterized by ongoing pressure to reduce costs.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

   The markets in which the Company competes are becoming increasingly globalized. As a result, the Company's customers increasingly require service and support on a worldwide basis. The Company has invested substantial financial and management resources to develop an international infrastructure to meet the needs of its customers worldwide. The Company maintains sales and service offices outside the United States in Tokyo, Japan; Filderstadt, Germany; Bicester, United Kingdom; and Seoul, South Korea. There can be no assurance that the Company's investments will enable it to compete successfully in the international market or to meet the service and support needs of such customers. Approximately 29%, 24% and 25% of the Company's sales in 1995, 1996 and 1997, respectively, were attributable to customers outside the United States. The Company expects sales outside the United States to continue to represent a significant portion of future sales. Sales to customers outside the United States are subject to various risks, including exposure to currency fluctuations, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and taxes, and longer payment cycles typically associated with international sales. The Company has entered into various forward foreign exchange contracts to mitigate the effect of depreciation of the Japanese yen; however, there can be no assurance that this or other hedging techniques can successfully protect the Company against substantial currency fluctuations. The Company has not employed hedging techniques with respect to any other currencies.

THE ASIAN FINANCIAL CRISIS

   In the third quarter of 1997 the economic conditions in several Asian countries began to deteriorate and those conditions were exacerbated in the fourth quarter. The Company realized approximately 10% of its 1997 revenue from sales to customers in Asia, including Japan. Many of the Company's key customers had a much greater concentration of their revenue in Asia. Until such time as the uncertainty is resolved the Company, directly and through its customers, could suffer material reductions in revenue.

INTELLECTUAL PROPERTY RIGHTS

   The Company's success depends in large part on the technical innovation of its products. While the Company attempts to protect its intellectual property rights through patents and non-disclosure agreements, it believes that its success will depend to a greater degree upon innovation, technological expertise and its ability to adapt its products to new technology. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently.

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

VOLATILITY OF MARKET PRICE OF COMMON STOCK

   The stock market generally, and the market for technology stocks in particular, have experienced significant price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of such companies. From the initial public offering of the Common Stock in November 1995 through December 31, 1997, the closing price of the Common Stock on the Nasdaq National Market has ranged from $3.50 to $38.125. There can be no assurance that the market for the Common Stock will not be subject to similar fluctuations. Many factors, including future announcements concerning the Company or its competitors, variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, changes in earnings estimates by securities analysts and general stock market trends, could cause the market price of the Common Stock to fluctuate substantially.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company and their ages as of February 28, 1998 are as follows:

            NAME                   AGE                 POSITION
            ----                   ---                 --------
    Douglas S. Schatz              52    President, Chief Executive Officer and
                                          Chairman of the Board
    G. Brent Backman               57    Vice President, Special Projects,
                                          Assistant Secretary and Director
    Eric A. Balzer                 49    Vice President, Operations
    Richard P. Beck                64    Vice President, Chief Financial Officer
                                          and Director
    Hollis L. Caswell, Ph.D.       66    Chief Operating Officer and Director
    James F. Gentilcore            45    Vice President, Sales and Marketing
    Timothy A. Kerr                37    Vice President, Engineering
    Susan C. Schell                48    Vice President, Quality and Human Resources
    Richard A. Scholl              58    Vice President and Chief Technology Officer

-----------
   DOUGLAS S. SCHATZ is a co-founder of the Company and has been its President and Chief Executive Officer and a director since its incorporation in 1981. Mr. Schatz also co-founded Energy Research Associates, Inc. and served as its Vice President of Engineering from 1977 through 1980. Prior to co-founding Energy Research Associates, Mr. Schatz held various engineering and management positions at Applied Materials.

   G. BRENT BACKMAN is a co-founder of the Company and has been a Vice President and a director of the Company since its incorporation in 1981. Mr. Backman became Vice President, Special Projects in 1994. Prior to co-founding the Company, Mr. Backman was a Business Manager at Ion Tech, Inc. and a Laboratory Administrator at Hughes Aircraft Company.

   ERIC A. BALZER joined the Company in 1990 as Vice President, Operations. Prior to joining the Company, Mr. Balzer was Materials and Manufacturing Manager for the Systems Technology Division of IBM Corporation.

   RICHARD P. BECK joined the Company in 1992 as Vice President and Chief Financial Officer. He became a director of the Company in 1995. From 1987 to 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck is also a director of Target Financial, Inc., a privately-held computer rental company.

   HOLLIS L. CASWELL, PH.D. joined the Board of Directors of the Company in February 1997 and joined the Company as Chief Operating Officer in May 1997. Dr. Caswell was Chairman of the Board and Chief Executive Officer of HYPRES, Inc., a manufacturer of superconducting electronics, from 1990 to 1994. From 1984 to 1990, Dr. Caswell served as Senior Vice President of Unisys Corporation and President of such company's Computer Systems Group. He is a director of Thomas Group, Inc., a publicly traded consulting company.

   JAMES F. GENTILCORE joined the Company in 1996 as Vice President, Sales and Marketing. Prior to joining the Company, Mr. Gentilcore was Vice President, Marketing at MKS Instruments, Inc.

   TIMOTHY A. KERR joined the Company in 1987 as an engineer. In 1995, he became Director of Engineering and in August 1996, Vice President, Engineering. Prior to joining the Company, Mr. Kerr was a member of the technical staff at Hughes Aircraft Company.

   SUSAN C. SCHELL joined the Company in 1984 as Human Resources Manager and became Vice President, Quality and Human Resources in 1991. Prior to joining the Company, Ms. Schell was a Management Advisory Services Consultant with Cady and Company, P.C.

   RICHARD A. SCHOLL joined the Company in 1988 as Vice President, Engineering. Mr. Scholl became Chief Technology Officer of the Company in 1995. Prior to joining the Company, Mr. Scholl was General Manager, Vacuum Products Division at Varian Associates, Inc.

ITEM 2.  PROPERTIES

   The Company's headquarters and manufacturing facility are located in Fort Collins, Colorado, in approximately 190,000 square feet of leased space. The Company also maintains sales and service offices in Milpitas, California; Tokyo, Japan; Filderstadt, Germany; and Seoul, South Korea; and sales offices in Concord, Massachusetts; Austin, Texas; and Bicester, United Kingdom.

   In August 1997, the Company acquired 100% of the common stock of Tower Electronics, Inc. The headquarters, sales and service offices and manufacturing facilities of Tower are in Fridley, Minnesota.


ITEM 3.  LEGAL PROCEEDINGS

   The Company is not a party to any legal proceedings in the ordinary course of its business to the best of its knowledge.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
    MATTERS

   Prior to November 17, 1995, there had been no public market for the Company's Common Stock. The Common Stock was approved for quotation on the Nasdaq Stock Market under the symbol AEIS, beginning November 17, 1995. At January 31, 1998, the number of common stockholders of record was 421.

   The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on the Nasdaq Stock Market since its initial public offering is provided below. They do not necessarily represent actual transactions:

                                         High Bid   Low Bid
                                         --------   -------
          1995 Fiscal Year
          ----------------
             Fourth Quarter
              (from November 17)          11         8-1/4

          1996 Fiscal Year
          ----------------
             First Quarter                10         6-1/2
             Second Quarter                9-1/8     5-3/4
             Third Quarter                 7-3/4     4-1/2
             Fourth Quarter                7-1/4     2-7/8

          1997 Fiscal Year
          ----------------
             First Quarter                 8-3/8     5-1/4
             Second Quarter               15-3/8     7-1/8
             Third Quarter                33-3/8    14-1/2
             Fourth Quarter               38-1/8    12-1/4

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the Company's 1997 Consolidated Financial Statements and notes thereto and the discussion thereof included elsewhere in this Form 10-K. The selected consolidated statements of operations for the years ended December 31, 1995, 1996 and 1997 and the related consolidated balance sheet data as of and for the years ended December 31, 1996 and 1997 derived from consolidated financial statements have been audited by Arthur Andersen LLP, independent accountants, whose report with respect thereto is included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1993 and 1994, and the related consolidated balance sheet data as of December 31, 1993, 1994 and 1995 have been derived from audited consolidated financial statements of the Company not included in this Form 10-K.

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                        1997      1996      1995      1994      1993
                                        ----      ----      ----      ----      ----
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales                                 $141,923   $98,852   $94,708   $51,857   $31,577
Gross profit                            54,385    36,814    45,394    25,814    15,248
Total operating expenses                37,380    28,603    23,916    15,811    11,547
Income from operations                  17,005     8,211    21,478    10,003     3,701
Net income                            $ 10,362   $ 5,144   $13,281   $ 5,963   $ 3,417
                                      --------   -------   -------   -------   -------
                                      --------   -------   -------   -------   -------
Diluted earnings per share            $   0.47   $  0.24   $  0.69   $ 0.32
Pro forma net income(1)                                                        $ 2,054
                                                                               -------
                                                                               -------

                                                        DECEMBER 31,
                                                        ------------
                                        1997      1996      1995      1994      1993
                                        ----      ----      ----      ----      ----
                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital                       $ 66,708   $35,179   $33,749   $ 7,773   $ 3,587
Total assets                           112,243    56,031    55,319    23,149    13,389
Total debt                               3,320     2,051     2,484     9,946     8,459
Stockholders' equity                    87,348    46,496    41,087     7,218     1,011

------------
(1) In 1993, the Company was treated as an S corporation for tax purposes. The Company terminated its election to be treated as an S corporation effective as of January 1, 1994. Pro forma information assumes federal, state and foreign income tax rates aggregating 40.0%. See Note 10 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties. As a result, the Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

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

OVERVIEW

   The Company designs, manufactures, markets and supports power conversion and control systems used in industrial processes. The Company's systems are key elements in products that utilize gaseous plasmas to deposit or etch thin film layers on materials or substrates such as silicon, glass and metals. The Company commenced operations in 1981 and has been profitable each year since its inception. The Company markets and sells its systems primarily to original equipment manufacturers (OEMs) of semiconductor, flat panel display, data storage and other industrial thin film manufacturing equipment, and OEMs of the telecommunications, medical and non-impact printing industries. A substantial and increasing proportion of the Company's sales are made on a "just-in-time" basis in which the shipment of systems occurs within a few days or hours after an order is received. The Company recognizes revenues, which are derived from the sales of power conversion and control systems, upon shipment of its systems.

   The semiconductor equipment industry accounted for approximately 64% of the Company's sales in 1996 and 58% in 1997. The Company has benefited from strong growth in the semiconductor equipment industry in recent years until the industry growth stopped in mid-1996, but recovered in the second half of 1997. The largest customer of the Company is also the largest semiconductor equipment manufacturer. Sales to the data storage market increased significantly in 1997 when compared to 1996, but sales to industrial markets were flat during this same period. The Company experienced a decline in sales to the flat panel display market in 1996, primarily in Japan, but recovered in 1997 to a level higher than 1995. In connection with the acquisition of Tower Electronics, Inc. ("Tower") the Company now has products manufactured for use in the telecommunications, laser and non-impact printing industries. The future success of the Company depends primarily on continued growth of the semiconductor equipment industry, data storage industry, and flat panel display industry. To date, the Company has been successful in achieving a number of "design wins" which have resulted in the Company obtaining new customers and solidifying relationships with its existing customers. The Company believes that its ability to continue to achieve design wins with existing and new customers will be critical to its future success.

   In response to the high rate of growth in 1995 and anticipated growth during 1996, the Company made substantial investments in infrastructure such as information technology, facilities, and in worldwide sales and support in 1996, which caused operating expenses to increase. This, combined with the slower growth in the semiconductor equipment industry, resulted in reduced operating margins in 1996. Margins improved in 1997 when the semiconductor equipment industry rebounded and returned to growth more in line with historical experience.

   Several events occurred during 1997 that affected and may continue to influence the Company's operations into 1998. The Company sustained damage to its manufacturing facilities and certain equipment during a severe rainstorm on July 29, 1997, which reduced production capacity during the following several months. On August 15, 1997, the Company purchased all of the outstanding stock of Tower Electronics, Inc. ("Tower"), a privately-held Minnesota-based manufacturer of custom, low-power power supplies used principally in the telecommunications, medical and non-impact printing markets. In October 1997, the Company completed an underwritten public offering of 1,000,000 shares of common stock at a price of $31 per share, for aggregate net proceeds of approximately $28.7 million. In October 1997, the Company completed formation of its 100%-owned sales and service subsidiary in South Korea.

YEAR 2000

   Computer programs that rely on two-digit date codes to perform computations and decision-making functions may cause computer systems to malfunction due to an inability of such programs to interpret the date code "00" as the year 2000. Advanced Energy has conducted an initial assessment of its internal exposure to the Year 2000 problem and believes that its recently installed enterprise-wide software system is Year 2000 compliant. Such belief is based significantly on discussions with and representations by the vendor of such software. The Company intends to conduct its own evaluations and testing of such software system and is currently involved in a project to ensure that its ancillary software and hardware are Year 2000 compliant. The Company expects to complete these projects during the second and third quarters of 1998. The Company does not expect the costs associated with such projects to have a material effect on the Company's financial results.

   Advanced Energy also may be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failures to become Year 2000 compliant on a timely basis. The Company has initiated formal communications with all of its significant vendors and customers with respect to such persons' Year 2000 compliance programs and status. However, there can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer systems.

   The inability of the Company or any of its principal vendors or customers to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

   The foregoing beliefs and expectations are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are based in large part on certain statements and representations made by persons outside the Company, any of which statements or representations ultimately could prove to be inaccurate.

RESULTS OF OPERATIONS

   The following table sets forth certain statement of operations data of the Company expressed as a percentage of sales:

                                                         YEARS ENDED DECEMBER 31,
                                                       ---------------------------
                                                        1997       1996      1995
                                                       ------     ------    ------
Sales                                                  100.0%     100.0%    100.0%
Cost of sales                                           61.7       62.8      52.1
                                                       ------     ------    ------
Gross margin                                            38.3       37.2      47.9
                                                       ------     ------    ------
Operating expenses:
  Research and development                              10.4       13.9      11.1
  Sales and marketing                                    6.7        8.7       6.5
  General and administrative                             5.1        6.3       7.6
  Storm damage, net of insurance reimbursement           1.9        0.0       0.0
  Purchased in-process research and development          2.2        0.0       0.0
                                                       ------     ------    ------
Total operating expenses                                26.3       28.9      25.2
                                                       ------     ------    ------
Income from operations                                  12.0        8.3      22.7
Other income (expense)                                   0.0        0.1      (0.4)
                                                       ------     ------    ------
Net income before income taxes                          12.0        8.4      22.3
Provision for income taxes                               4.7        3.2       8.3
                                                       ------     ------    ------
Net income                                               7.3%       5.2%     14.0%
                                                       ------     ------    ------
                                                       ------     ------    ------


   SALES

   Sales were $94.7 million, $98.9 million and $141.9 million in 1995, 1996 and 1997, respectively, representing an increase of 4% from 1995 to 1996 and 44% from 1996 to 1997. The Company's sales growth during all periods presented has resulted from the increased unit sales of the Company's systems. A significant part of this growth during 1996 is attributable to increased sales to domestic customers and to customers in Europe, offset by a 46% decrease in Japan sales when compared to 1995, which were primarily to the flat panel display market. In 1995 the Company sold subsystems in Japan to replace subsystems originally provided by competitors. That retrofit program was completed in 1995. A substantial portion of the Company's sales growth since 1995 is attributable to higher system sales to the Company's two largest customers, both of whom are primarily semiconductor equipment OEMs. Sales to this industry increased 35% from 1996 to 1997, while sales to data storage equipment OEMs increased 53% during the same period.

   Sales to international customers, primarily in Japan, Asia and Europe, were approximately $27.3 million, $24.0 million, and $36.0 million in 1995, 1996 and 1997, respectively. These amounts represented 29%, 24% and 25% of sales for those periods. During these periods, sales in Japan were primarily to flat panel display and data storage equipment manufacturers and sales in Europe were primarily to data storage equipment manufacturers.

   GROSS MARGIN

   The Company's gross margins were 47.9%, 37.2% and 38.3% for 1995, 1996 and 1997, respectively. Major factors causing the decrease in gross margin from 1995 to 1996 were generally higher material costs and other costs associated with continued outsourcing efforts in the first half of 1996, and underabsorption of manufacturing overhead due to lower sales in the second half of 1996. Sales for the first six months of 1996 were $57.0 million versus sales of $43.0 million in the comparable period in 1995, an increase of 33%, while sales in the last six months of 1996 were $41.9 million versus sales of $51.7 million for the comparable period in 1995, a decrease of 19%. Additionally, gross margin was negatively impacted throughout 1996 by a shift in product mix toward products on which material costs increased as a percentage of sales and by increased customer service costs. The increase in gross margin from 1996 to 1997 was primarily due to lower infrastructure costs associated with cost of goods sold and decreased material costs as a percentage of sales. Other cost improvements, as a percentage of sales, were achieved to a lesser extent in labor and customer support costs largely because of the higher 1997 base resulting from the recovery in the semiconductor equipment industry in the second quarter of 1997. These improvements were partially offset by a less favorable absorption of manufacturing overhead costs. The underabsorption of manufacturing overhead may continue to negatively impact gross margin should future sales levels decline.

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

   RESEARCH AND DEVELOPMENT

   The Company's research and development costs are associated with researching new technologies, developing new products and improving existing product designs. Research and development expenses were $10.5 million, $13.8 million and $14.8 million for 1995, 1996 and 1997, respectively, representing an increase of 31% from 1995 to 1996 and 7% from 1996 to 1997. As a percentage of sales, research and development expenses increased from 11.1% in 1995 to 13.9% in 1996, but decreased to 10.4% in 1997 as a result of the higher sales base. The increase in expenses from 1995 to 1997 is primarily associated with increases in payroll and outside service costs incurred for new product development.

   In connection with the acquisition of Tower on August 15, 1997, the Company recorded a one-time charge of $3.1 million in 1997 for the portion of the purchase price attributable to in-process research and development, not included in the $14.8 million reported for research and development expense.

   The Company believes that continued research and development investment is essential to ongoing development of new products. Since inception, all research and development costs have been internally funded and expensed when incurred.

   SALES AND MARKETING

   Sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses were $6.2 million, $8.6 million and $9.6 million for 1995, 1996 and 1997, respectively. This represented a 39% increase from 1995 to 1996 and an 11% increase from 1996 to 1997. The increases are attributable to higher payroll, promotional materials, depreciation and travel costs associated with expansion to support the increase in sales volume. As a percentage of sales, these expenses increased from 6.5% in 1995 to 8.7% in 1996, but decreased to 6.7% in 1997 as a result of the higher sales base.

   The Company continues to reorganize its sales and marketing team to better address the specific needs of its customers. Sales and marketing expenses are expected to continue to increase in future periods.

   GENERAL AND ADMINISTRATIVE

   General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses were $7.2 million, $6.3 million and $7.3 million for 1995, 1996 and 1997, respectively. The decrease in general and administrative expenses from 1995 to 1996 was due primarily to a reduction in accrued bonuses and other employee benefits made in 1996 as part of the Company's cost reduction efforts, which were one-time reductions. Of the increase from 1996 to 1997 of $1.0 million, $0.7 million was due to the inclusion of Tower, of which $0.4 million was for amortization of goodwill resulting from the purchase. As a percentage of sales, general and administrative expenses were 7.6%, 6.3% and 5.1% for 1995, 1996 and 1997, respectively. The overall decrease as a percentage of sales from 1995 to 1997 is attributable to the Company's effort to maintain a level of general and administrative costs that do not increase at the same rate as sales.

   The Company continues to implement its new information management system software throughout the Company, including the replacement of existing systems in its foreign locations. The Company expects that charges related to training and implementation of the new software will continue through 1998, particularly for the foreign locations.

   ONE-TIME CHARGES

   The Company took one-time net charges totaling $5.8 million in 1997. A net charge of $2.7 million was taken for storm damage to the Company's headquarters and main manufacturing facilities that resulted from heavy rains in the Fort Collins area on July 29, 1997. The final extent of insurance coverage, if any, is unresolved, although the Company has received and recorded $0.3 million of proceeds to date. Any additional recoveries from the Company's insurance will likewise be recorded when received.

   As discussed above in "Research and Development," the acquisition of Tower resulted in a charge of $3.1 million for purchased in-process research and development, which is non-deductible for income tax purposes.

   OTHER INCOME (EXPENSE)

   Other income consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous income and expense items. Interest income was approximately $0.1 million, $0.5 million and $0.5 million for the years 1995, 1996 and 1997, respectively. The higher amounts in 1996 and 1997 were due primarily to earnings on investments made from the proceeds of the initial public offering in November 1995 and the underwritten public offering in October 1997.

   Interest expense consists principally of borrowings under the Company's bank credit and capital lease facilities and was approximately $0.6 million, $0.2 million and $0.3 million for the years 1995, 1996 and 1997, respectively. The decrease of interest expense from 1995 to 1996 was primarily a result of repayments of equipment loans and less borrowing due to the availability of working capital provided from the proceeds of the Company's initial public offering in November 1995. The increase of interest expense from 1996 to 1997 was primarily due to a short-term loan used to finance the acquisition of Tower, which was repaid with the proceeds from the underwritten public offering in October 1997.

   Approximately 91% of the Company's foreign subsidiaries' sales are denominated in currencies other than the U.S. dollar. An increase in the value of the German deutsche mark of 7% and a decrease in the value of the Japanese yen of 4% resulted in essentially no foreign exchange gain or loss in 1995. During 1996 the Company recorded a net foreign exchange loss of $0.4 million primarily as a result of a 12% decrease in the value of the yen. During the second half of 1996 the Company began to enter into various forward foreign exchange contracts to mitigate the effect in depreciation in the yen. During 1997, the Company recorded a net foreign currency gain of $0.1 million. The Company continues to evaluate various policies to minimize the effect of foreign currency fluctuations.

   PROVISION FOR INCOME TAXES

   The income tax provision of $7.8 million in 1995 represented a 37.0% effective tax rate. The income tax provision of $3.2 million for 1996 represented an effective rate of 38.1%. The increase in the Company's tax rate from 1995 to 1996 is primarily attributed to a higher effective state tax rate resulting from a larger proportion of the Company's sales being shipped to higher tax rate jurisdictions, particularly California. The income tax provision of $6.7 million for 1997 represented an effective rate of 39.2%. The increase in the Company's tax rate from 1996 to 1997 is primarily attributed to certain one-time charges in 1997 which were not deductible, including the $3.1 million one-time charge for purchased in-process research and development associated with the acquisition of Tower. Changes in the relative earnings of the Company and its foreign subsidiaries affect the Company's consolidated effective tax rate. To the extent that a larger percentage of taxable earnings are derived from the Company's foreign subsidiaries whose tax rates are higher than domestic tax rates, the Company could experience a higher consolidated effective tax rate than the historical rates the Company experienced before 1997. The Company adjusts its income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.

QUARTERLY RESULTS OF OPERATIONS

   The following table presents unaudited quarterly results in dollars and as a percentage of sales for the eight quarters ended December 31, 1997. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                                                                       QUARTERS ENDED
                                     ---------------------------------------------------------------------------------------
                                     MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,    DEC. 31,
                                      1996        1996      1996       1996       1997       1997       1997         1997
                                     --------   --------  ---------   --------   --------   --------   ---------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales                                $27,166    $29,831    $21,639    $20,216    $20,667    $32,690    $42,571      $45,995
Cost of sales                         17,035     17,204     15,047     12,752     13,158     20,139     25,538       28,703
                                     -------    -------    -------    -------    -------    -------    -------      -------
Gross profit                          10,131     12,627      6,592      7,464      7,509     12,551     17,033       17,292
                                     -------    -------    -------    -------    -------    -------    -------      -------
Operating expenses:
  Research and development             3,498      3,645      3,349      3,268      2,821      3,513      4,072        4,345
  Sales and marketing                  2,083      2,248      2,201      2,058      1,799      2,336      2,329        3,101
  General and administrative           1,725      2,330        933      1,265      1,248      1,702      1,943        2,391
  Storm damage                            --         --         --         --         --         --      3,000         (300)
  Purchased in-process research and
    development                           --         --         --         --         --         --      3,080           --
                                     -------    -------    -------    -------    -------    -------    -------      -------
Total operating expenses               7,306      8,223      6,483      6,591      5,868      7,551     14,424        9,537
                                     -------    -------    -------    -------    -------    -------    -------      -------
Income from operations                 2,825      4,404        109        873      1,641      5,000      2,609        7,755
Other (expense) income                  (170)       (66)        97        232       (387)       286         54           73
                                     -------    -------    -------    -------    -------    -------    -------      -------
Net income before income taxes         2,655      4,338        206      1,105      1,254      5,286      2,663        7,828
Provision for income taxes               982      1,676         83        419        489      1,996      2,146        2,038
                                     -------    -------    -------    -------    -------    -------    -------      -------
Net income                           $ 1,673    $ 2,662    $   123    $   686    $   765    $ 3,290    $   517      $ 5,790
                                     -------    -------    -------    -------    -------    -------    -------      -------
                                     -------    -------    -------    -------    -------    -------    -------      -------
Diluted earnings per share           $  0.08    $  0.12    $  0.01    $  0.03    $  0.04    $  0.15    $  0.02      $  0.25
                                     -------    -------    -------    -------    -------    -------    -------      -------
                                     -------    -------    -------    -------    -------    -------    -------      -------
Weighted-average number of
 shares and share equivalents         21,794     21,653     21,622     21,728     21,735     21,877     22,372       23,112
                                     -------    -------    -------    -------    -------    -------    -------      -------
                                     -------    -------    -------    -------    -------    -------    -------      -------

                                                                       QUARTERS ENDED
                                     ---------------------------------------------------------------------------------------
                                     MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,    DEC. 31,
                                      1996        1996      1996       1996       1997       1997       1997         1997
                                     --------   --------  ---------   --------   --------   --------   ---------    --------
PERCENTAGE OF SALES:
Sales                                 100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%       100.0%
Cost of sales                          62.7       57.7       69.5       63.1       63.7       61.6       60.0         62.4
                                      -----      -----      -----      -----      -----      -----      -----        -----
Gross margin                           37.3       42.3       30.5       36.9       36.3       38.4       40.0         37.6
                                      -----      -----      -----      -----      -----      -----      -----        -----
Operating expenses:
  Research and development             12.9       12.2       15.5       16.2       13.7       10.8        9.6          9.4
  Sales and marketing                   7.7        7.5       10.2       10.2        8.7        7.1        5.5          6.7
  General and administrative            6.3        7.8        4.3        6.2        6.0        5.2        4.6          5.2
  Storm damage                           --         --         --         --         --         --        7.0         (0.6)
  Purchased in-process research and
    development                          --         --         --         --         --         --        7.2           --
                                      -----      -----      -----      -----      -----      -----      -----        -----
Total operating expenses               26.9       27.5       30.0       32.6       28.4       23.1       33.9         20.7
                                      -----      -----      -----      -----      -----      -----      -----        -----
Income from operations                 10.4       14.8        0.5        4.3        7.9       15.3        6.1         16.9
Other (expense) income                 (0.6)      (0.3)       0.5        1.2       (1.8)       0.9        0.2          0.1
                                      -----      -----      -----      -----      -----      -----      -----        -----
Net income before income taxes          9.8       14.5        1.0        5.5        6.1       16.2        6.3         17.0
Provision for income taxes              3.6        5.6        0.4        2.1        2.4        6.1        5.1          4.4
                                      -----      -----      -----      -----      -----      -----      -----        -----
Net income                              6.2%       8.9%       0.6%       3.4%       3.7%      10.1%       1.2%        12.6%
                                      -----      -----      -----      -----      -----      -----      -----        -----
                                      -----      -----      -----      -----      -----      -----      -----        -----


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

  The Company's quarterly operating results in 1996 and 1997 reflect the changing demand for the Company's products during this period, principally from manufacturers of semiconductor equipment and data storage equipment, and the Company's ability to quickly adjust its manufacturing capacity to meet this demand. Demand from the semiconductor equipment companies was significantly lower from the third quarter of 1996 until the second quarter of 1997. In the second quarter of 1997, the semiconductor equipment market began a major recovery which continued throughout 1997, and sales to the data storage equipment market also experienced significant growth. Sales during the fourth quarter of 1997 increased 8% from the third quarter of 1997 primarily as a result of the inclusion of revenues from Tower. This increase was offset by a significant drop in sales in Japan from the third quarter of 1997 to the fourth quarter of 1997.

  The Company's gross margin fluctuated significantly on a quarterly basis in 1996 and 1997, primarily reflecting utilization of manufacturing capacity. Average selling prices remained relatively constant throughout the periods presented. The increase in gross margin from 37.3% in the first quarter of 1996 to 42.3% in the second quarter of 1996 resulted from a number of factors which resulted in decreased component costs. The reduction in gross margin to 30.5% in the third quarter of 1996 was primarily the result of underabsorbed fixed manufacturing costs from reduced revenue, as revenues in the third quarter of 1996 were $8.2 million lower than in the second quarter of 1996. Additionally, gross margin was negatively impacted by a shift in product mix toward products on which material costs as a percentage of sales were higher than the previous quarter. Increased customer service costs, as a percentage of sales, also contributed to the lower gross margin. The improvement in gross margin to 36.9% in the fourth quarter of 1996 was attributable primarily to a favorable product mix, decreased direct material costs and decreased customer service costs. The improvement in gross margin to 38.4% in the second quarter of 1997 and 40.0% in the third quarter of 1997 was primarily the result of a more favorable absorption of manufacturing overhead resulting from a 58% increase in sales from the first quarter of 1997 to the second quarter of 1997. Beginning August 15, 1997, the Company's operating results included Tower. The Company returned to full production in the fourth quarter of 1997, during which time gross margin declined to 37.6%. This decrease was primarily attributed to higher customer service costs and higher cost of goods sold as a percentage of sales for Tower.

  The Company's operating expenses increased on a quarterly basis through the first half of 1996. Since the fourth quarter of 1995, operating expenses have included additional legal and administrative expenses as a result of being a publicly held company. Additionally, the Company has expensed costs incurred for consultants used in the implementation of a new information management system software. The Company expects expenses related to the implementation of the software to continue through 1998 as additional phases are implemented, including integration of the information systems of the Company's international subsidiaries. Quarterly decreases of operating expenses in the second half of 1996 and the first quarter of 1997 reflected a companywide restructuring and the implementation of cost containment measures started in the third quarter of 1996 to react to the significant decrease in demand, primarily from semiconductor equipment companies. The increases in operating expenses during the remaining quarters of 1997 reflected costs in support of higher sales resulting from the recovery in the semiconductor equipment industry and increases in sales to the data storage industry in the second and third quarters of 1997. Operating expenses of $14.4 million in the third quarter of 1997 would have been $8.3 million if not for the one-time charges of $6.1 million. As a percentage of sales, operating expenses have declined during periods of rapid sales growth, when sales increased at a rate faster than the Company's ability to add personnel and facilities to support the growth, and increased during periods of flat or decreased sales, when the Company's infrastructure is retained to support anticipated future growth or from non-recurring charges associated with downsizing.

  Other income (expense) consists primarily of interest income and expense and foreign currency gain and loss. The net foreign exchange loss of $0.4 million in 1996 was recognized during the first and fourth quarters of 1996, with essentially no gain or loss in the second and third quarter. During 1997, the Company recorded a net foreign exchange gain of $0.1 million. The Company continues to utilize forward foreign exchange contracts in Japan to mitigate the effects of foreign currency fluctuations.

  The Company's provision for income taxes remained relatively stable in 1996, ranging from 37.0% to 40.3%, but fluctuated significantly in 1997. An effective income tax rate of 80.6% in the third quarter of 1997 was due primarily to the one-time non-deductible charge of $3.1 million for the purchased in-process research and development associated with the acquisition of Tower. An effective income tax rate of 26.0% in the fourth quarter of 1997 was due primarily to a revised estimate resulting in a favorable adjustment to previously-accrued income taxes in Japan. The first and second quarters of 1997 had effective income tax rates of 39.0% and 37.8%, respectively, closer to historical rates.


LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed its operations, acquired equipment and met its working capital requirements through borrowings under its revolving line of credit, long-term loans secured by property and equipment and cash flow from operations, and, from November 1995, proceeds from underwritten public offerings.

  Cash provided by operations totaled $3.3 million in 1996. In 1996, net income, depreciation, amortization and decreases in inventory were partially offset by increases in accounts receivable and decreases in accounts payable. Cash provided by operations totaled $8.1 million in 1997, of which major factors were net income, depreciation, amortization, purchased in-process research and development, and increases in accounts payable, offset by increases in accounts receivable and inventories. The Company expects future receivable and inventory balances to fluctuate with net sales. The Company provides "just-in-time" deliveries to certain of its customers and may be required to maintain higher levels of inventory to satisfy its customers' delivery requirements.

  Investing activities in 1996 used cash of $5.1 million and consisted of equipment acquisitions. Investing activities in 1997 used cash of $38.2 million and consisted of the acquisition of Tower for $13.0 million, the purchase of marketable securities of $20.0 million and the purchase of property and equipment of $5.2 million.

  Financing activities used cash of $0.3 million in 1996, and consisted primarily of net proceeds of notes payable to finance equipment of $1.6 million, offset by repayments of notes payable and capital lease obligations.

  In October 1997, the Company completed an underwritten public offering of 1,000,000 shares of common stock at a price of $31 per share, for aggregate net proceeds of approximately $28.7 million. The Company used $12.0 million of the net proceeds to repay a $12.0 million term loan used to finance the acquisition of Tower, and incurred a prepayment penalty of approximately $90,000. The remaining proceeds were added to the Company's working capital to finance future business needs.

  In 1997, financing activities provided cash of $30.5 million and consisted primarily of the net proceeds of $28.7 million from the underwritten public offering. Long-term loans secured by property and equipment were $1.5 million in 1996 and were paid off in 1997.

  The Company plans to spend approximately $6.0 million through 1998 for the acquisition of equipment, leasehold improvements and furnishings.

  As of December 31, 1997, the Company had working capital of $66.7 million. The Company's principal sources of liquidity consisted of $11.5 million of cash and cash equivalents, $20.2 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit which replaced the Company's prior line of credit, with options to convert up to $10.0 million to a three-year term loan. Advances under the new revolving line of credit bear interest at either the prime rate (8.5% at January 31, 1998) minus 1.25% or the LIBOR 360-day rate (5.65625% at January 31, 1998) plus 150 basis points, at the Company's option. All advances under the revolving line of credit will be due and payable in December 2000; however, there were no advances outstanding as of December 31, 1997.

  The Company believes that its cash and cash equivalents, cash flow from operations and available borrowings, will be sufficient to meet the Company's working capital needs through at least the end of 1998. After that time, the Company may require additional equity or debt financing to address its working capital, capital equipment, or expansion needs. In addition, any significant acquisitions by the Company may require additional equity or debt financings to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
  Report of Arthur Andersen LLP, Independent Public Accountants              41
  Consolidated Balance Sheets as of December 31, 1997 and 1996               42
  Consolidated Statements of Income for the Years Ended December 31,
    1997, 1996 and 1995                                                      44
  Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 1997, 1996 and 1995                                         45
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1997, 1996 and 1995                                         46
  Notes to Consolidated Financial Statements                                 47
  Schedule II -- Valuation and Qualifying Accounts                           58

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Advanced Energy Industries, Inc.:


  We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Denver, Colorado                                       ARTHUR ANDERSEN LLP

February 6, 1998.

             ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                          DECEMBER 31,
                                                     -----------------------
                                                       1997           1996
                                                     --------        -------
                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 11,470        $11,231
  Marketable securities - trading                      20,174             --
  Accounts receivable --
     Trade (less allowances for doubtful accounts
       of approximately $428 and $242 at
       December 31, 1997 and 1996, respectively)       26,150         15,287
     Related parties                                      893            541
     Other                                              1,343            288
  Inventories                                          26,243         13,976
  Other current assets                                  2,472          1,013
  Deferred income tax assets, net                       2,836          1,223
                                                     --------        -------
          Total current assets                         91,581         43,559
                                                     --------        -------


PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $7,017 and $5,779 at December 31,
  1997 and 1996, respectively                          11,331          9,500
                                                     --------        -------


OTHER ASSETS:
  Deposits and other                                      500          1,139
  Goodwill, net of accumulated amortization of
   $378 at December 31, 1997                            7,112             --
  Demonstration and customer service equipment,
   net of accumulated depreciation of $1,673 and
   $1,276 at December 31, 1997 and 1996,
   respectively                                         1,719          1,833
                                                     --------        -------
                                                        9,331          2,972
                                                     --------        -------
          Total assets                               $112,243        $56,031
                                                     --------        -------
                                                     --------        -------

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

              ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                           DECEMBER 31,
                                                     -----------------------
                                                       1997           1996
                                                     --------        -------
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable trade                             $ 12,045        $ 2,253
  Accrued payroll and employee benefits                 5,243          2,396
  Other accrued expenses                                1,327          1,156
  Customer deposits                                       226            166
  Accrued income taxes payable                          2,734          1,485
  Capital lease obligations, current portion              147            315
  Notes payable, current portion                        3,151            609
                                                     --------        -------
       Total current liabilities                       24,873          8,380
                                                     --------        -------

LONG-TERM LIABILITIES:
  Capital lease obligations, net of current portion        22            169
  Notes payable, net of current portion                    --            958
  Deferred income taxes                                    --             28
                                                     --------        -------
                                                           22          1,155
                                                     --------        -------
       Total liabilities                               24,895          9,535
                                                     --------        -------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Note 1):
  Preferred stock, $0.001 par value, 1,000 shares
     authorized, none issued and outstanding               --             --
  Common stock, $0.001 par value, 30,000 shares
    authorized; 22,493 and 21,268 shares issued
    and outstanding, respectively                          22             21
  Additional paid-in capital                           52,625         23,075
  Retained earnings                                    35,427         25,065
  Stockholders' notes receivable                           --         (1,083)
  Deferred compensation                                   (34)           (82)
  Cumulative translation adjustment                      (692)          (500)
                                                     --------        -------
       Total stockholders' equity                      87,348         46,496
                                                     --------        -------
       Total liabilities and stockholders' equity    $112,243        $56,031
                                                     --------        -------
                                                     --------        -------


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                            YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                      1997           1996           1995
                                                      ----           ----           ----
SALES                                               $141,923        $98,852        $94,708
COST OF SALES                                         87,538         62,038         49,314
                                                    --------        -------        -------
  Gross profit                                        54,385         36,814         45,394
                                                    --------        -------        -------
OPERATING EXPENSES:
  Research and development                            14,751         13,760         10,522
  Sales and marketing                                  9,565          8,590          6,201
  General and administrative                           7,284          6,253          7,193
  Storm damage, net of $300 insurance reimbursement    2,700             --             --
  Purchased in-process research and development        3,080             --             --
                                                    --------        -------        -------
    Total operating expenses                          37,380         28,603         23,916
                                                    --------        -------        -------
INCOME FROM OPERATIONS                                17,005          8,211         21,478
                                                    --------        -------        -------
OTHER INCOME (EXPENSE):
  Interest income                                        543            455             71
  Interest expense                                      (329)          (168)          (612)
  Foreign currency gain (loss)                            97           (351)            (7)
  Other (expense) income, net                           (285)           157            155
                                                    --------        -------        -------
    Total other income (expense)                          26             93           (393)
                                                    --------        -------        -------
      Net income before income taxes                  17,031          8,304         21,085
PROVISION FOR INCOME TAXES                             6,669          3,160          7,804
                                                    --------        -------        -------
NET INCOME                                          $ 10,362        $ 5,144        $13,281
                                                    --------        -------        -------
                                                    --------        -------        -------
BASIC EARNINGS PER SHARE                            $   0.48        $  0.24        $  0.73
                                                    --------        -------        -------
                                                    --------        -------        -------
DILUTED EARNINGS PER SHARE                          $   0.47        $  0.24        $  0.69
                                                    --------        -------        -------
                                                    --------        -------        -------
BASIC WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING                                         21,544         21,242         18,216
                                                    --------        -------        -------
                                                    --------        -------        -------
DILUTED WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING                                  22,274         21,666         19,310
                                                    --------        -------        -------
                                                    --------        -------        -------


            The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (IN THOUSANDS)

                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                          COMMON STOCK   ADDITIONAL           STOCKHOLDERS'              CUMULATIVE      TOTAL
                                         --------------   PAID-IN   RETAINED     NOTES      DEFERRED    TRANSLATION  STOCKHOLDERS'
                                         SHARES  AMOUNT   CAPITAL   EARNINGS  RECEIVABLE  COMPENSATION  ADJUSTMENT        EQUITY
                                         ------  ------   -------   --------  ----------  ------------  ----------   -------------
BALANCES, December 31, 1994               17,293   $17    $   367   $ 6,640     $    --       $  --        $ 194         $ 7,218
  Equity adjustment from foreign
    currency translation                      --    --         --        --          --          --         (761)           (761)

  Exercise of stock options for cash         140     1        124        --          --          --           --             125
  Exercise of stock options in exchange
    for stockholders' notes receivable     1,236     1      1,082        --      (1,083)         --           --              --
  Deferred compensation on stock
    options issued                            --    --        142        --          --        (142)          --              --
  Amortization of deferred compensation       --    --         --        --          --          12           --              12
  Sale of common stock through public
    offering, net of approximately $2,790
    of expenses                            2,400     2     21,210        --          --          --           --          21,212
  Net income                                  --    --         --    13,281          --          --           --          13,281
                                          ------   ---    -------   -------     -------       -----        -----         -------
BALANCES, December 31, 1995               21,069    21     22,925    19,921      (1,083)       (130)        (567)         41,087
  Equity adjustment from foreign
    currency translation                      --    --         --        --          --          --           67              67
  Exercise of stock options for cash         199    --        150        --          --          --           --             150
  Amortization of deferred compensation       --    --         --        --          --          48           --              48
  Net income                                  --    --         --     5,144          --          --           --           5,144
                                          ------   ---    -------   -------     -------       -----        -----         -------
BALANCES, December 31, 1996               21,268    21     23,075    25,065      (1,083)        (82)        (500)         46,496
  Equity adjustment from foreign
    currency translation                      --    --         --        --          --          --         (192)           (192)
  Exercise of stock options for cash         127    --        255        --          --          --           --             255
  Exercise of stock options in exchange
    for stockholders' notes receivable        90    --        470        --        (470)         --           --              --
  Proceeds from stockholders' notes
    receivable                                --    --         --        --       1,553          --           --           1,553
  Sale of common stock through employee
    stock purchase plan                        8    --        102        --          --          --           --             102
  Amortization of deferred compensation       --    --         --        --          --          48           --              48
  Sale of common stock through public
    offering, net of approximately $2,276
    of expenses                            1,000     1     28,723        --          --          --           --          28,724
  Net income                                  --    --         --    10,362          --          --           --          10,362
                                          ------   ---    -------   -------     -------       -----        -----         -------
BALANCES, December 31, 1997               22,493   $22    $52,625   $35,427     $    --       $ (34)       $(692)        $87,348
                                          ------   ---    -------   -------     -------       -----        -----         -------
                                          ------   ---    -------   -------     -------       -----        -----         -------

                  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1997      1996       1995
                                                        -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $10,362    $ 5,144    $13,281
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                        3,710      2,609      1,543
     Provision for deferred income taxes                 (1,584)      (286)      (252)
     Amortization of deferred compensation                   48         48         12
     Purchased in-process research and development        3,080         --         --
     Loss on disposal of property and equipment           1,046         41         66
     Earnings from marketable securities, net              (174)        --         --
     Changes in operating assets and liabilities -
        Accounts receivable-trade, net                   (9,213)    (1,747)    (5,477)
        Related parties and other receivables              (502)       803       (889)
        Inventories                                      (9,576)     2,128     (8,907)
        Other current assets                             (1,420)      (350)      (371)
        Deposits and other                                  639       (324)      (225)
        Demonstration and customer service equipment       (636)      (644)      (937)
        Accounts payable, trade                           8,500     (4,412)     3,568
        Accrued payroll and employee benefits             2,569       (367)       725
        Customer deposits and other accrued expenses        231        460        149
        Income taxes payable                              1,011        149      1,388
                                                        -------    -------    -------
          Net cash provided by operating activities       8,091      3,252      3,674
                                                        -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                     (20,000)        --         --
  Acquisition of Tower Electronics, Inc., net of
   cash acquired                                        (12,995)        --         --
  Purchase of property and equipment, net                (5,179)    (5,137)    (3,824)
                                                        -------    -------    -------
          Net cash used in investing activities         (38,174)    (5,137)    (3,824)
                                                        -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                            13,763      1,606     31,179
  Repayment of notes payable and capital
    lease obligations                                   (13,883)    (2,039)   (34,103)
  Repayment of subordinated notes to stockholders            --         --     (4,538)
  Sale of common stock, net of expenses                  28,724         --     21,212
  Sale of common stock through employee stock
    purchase plan                                           102         --         --
  Proceeds from exercise of stock options and
    warrants                                                255        150        125
  Proceeds from stockholders' notes receivable            1,553         --         --
                                                        -------    -------    -------
    Net cash provided by (used in) financing
     activities                                          30,514       (283)    13,875
                                                        -------    -------    -------
EFFECT OF CURRENCY TRANSLATION ON CASH FLOW                (192)        67       (761)
                                                        -------    -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            239     (2,101)    12,964
CASH AND CASH EQUIVALENTS, beginning of period           11,231     13,332        368
                                                        -------    -------    -------
CASH AND CASH EQUIVALENTS, end of period                $11,470    $11,231    $13,332
                                                        -------    -------    -------
                                                        -------    -------    -------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
    Note payable assumed in Tower acquisition           $ 1,389    $    --    $    --
                                                        -------    -------    -------
                                                        -------    -------    -------
    Deferred compensation on stock options
     issued                                             $    --    $    --    $   142
                                                        -------    -------    -------
                                                        -------    -------    -------
    Exercise of stock options in exchange for
     stockholders' notes receivable                     $   470    $    --    $ 1,083
                                                        -------    -------    -------
                                                        -------    -------    -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                $   329    $   168    $   604
                                                        -------    -------    -------
                                                        -------    -------    -------
  Cash paid for income taxes                            $ 7,242    $ 3,940    $ 6,668
                                                        -------    -------    -------
                                                        -------    -------    -------

             The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) COMPANY OPERATIONS

   Advanced Energy Industries, Inc. (the "Company") was incorporated in Colorado in 1981 and reincorporated in Delaware in 1995. The Company is primarily engaged in the development and production of power conversion and control systems which are used by manufacturers of semiconductors and in industrial thin film manufacturing processes. The Company owns 100% of each of the following subsidiaries: Advanced Energy Japan, K.K. ("AE-Japan"), Advanced Energy, GmbH ("AE-Germany"), Advanced Energy U.K. Limited ("AE-UK") and Advanced Energy Korea, Limited ("AE-Korea"). The Company also owns 100% of Tower Electronics, Inc. ("Tower"), a Minnesota-based designer and manufacturer of custom, high performance switchmode power supplies used principally in the telecommunications, medical and non-impact printing industries.

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

   CASH AND CASH EQUIVALENTS -- For cash flow purposes, the Company considers all cash and highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

   INVENTORIES -- Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of market or cost, computed on a first-in, first-out basis.

   MARKETABLE SECURITIES - TRADING -- Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity and debt securities. The Company has investments in marketable equity securities and municipal bonds which have original maturities of 90 days or more. The investments are classified as trading securities and reported at fair value with unrealized gains and losses included in earnings.

   DEMONSTRATION AND CUSTOMER SERVICE EQUIPMENT -- Demonstration and customer service equipment are manufactured products utilized for sales demonstration and evaluation purposes. The Company also utilizes this equipment in its customer service function as replacement and loaner equipment to existing customers. All equipment is held for sale.

   The Company depreciates the equipment based on an estimated 3-year useful life in the sales and customer service functions.

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

   CONCENTRATIONS OF CREDIT RISK -- The Company's revenues generally are concentrated among a small number of customers, the majority of which are in the semiconductor equipment industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

   The Company records a cumulative translation adjustment from translation of the financial statements of AE-Japan, AE-Germany and AE-UK. This equity account includes the results of translating all balance sheet assets and liabilities at current exchange rates as of the balance sheet date, and the statements of income at the average exchange rates during the respective year.

   The Company recognizes gain or loss on foreign currency transactions which are not considered to be of a long-term investment nature. The Company recognized a gain (loss) on foreign currency transactions of $97,000, $(351,000) and $(7,000) for the years ended December 31, 1997, 1996 and 1995, respectively.

   REVENUE RECOGNITION -- The Company recognizes revenue when products are shipped.

   INCOME TAXES -- The Company accounts for income taxes by recognizing deferred tax assets and liabilities for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates.

   EARNINGS PER SHARE -- In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share ("EPS") and diluted EPS, instead of the primary and fully-diluted EPS that were previously required. The new standard is effective for the Company in fiscal 1997 and all prior periods have been retroactively adjusted. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

   ESTIMATES AND ASSUMPTIONS -- The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   ASSET IMPAIRMENTS -- The Company reviews its long-lived assets and certain identifiable intangibles held and used by the Company for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, the Company estimates the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized. Long-lived assets and certain identifiable intangibles to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.


(3) ACQUISITION

   Effective August 15, 1997, the Company acquired all of the outstanding stock of Tower, a Minnesota-based designer and manufacturer of custom, high-performance switchmode power supplies used principally in the telecommunications, medical and non-impact printing industries. The purchase price consisted of $14.5 million in cash and a $1.5 million non-interest bearing promissory note to the seller (the "Note"), payable in August 1998. Total consideration, including the effect of imputing interest on the Note, equaled $15,889,000. The acquisition was accounted for using the purchase method of accounting and resulted in a one-time charge of $3,080,000 for in-process research and development acquired as a result of the transaction. Acquisition costs totaled approximately $209,000.

   The purchase price was allocated to the net assets of Tower as summarized below:

                                                  (In thousands)
     Cash and cash equivalents                       $ 1,714
     Accounts receivable                               2,555
     Inventories                                       2,691
     Deferred tax asset                                   57
     Fixed assets                                        280
     Goodwill                                          7,490
     Purchased in-process research and development     3,080
     Other assets                                         39
     Accounts payable                                 (1,292)
     Accrued liabilities                                (516)
                                                     --------
                                                     $16,098
                                                     --------
                                                     --------

   The results of operations of Tower are included within the accompanying consolidated financial statements from the date of acquisition.

   The following table sets forth the condensed unaudited pro forma operating results of the Company for the twelve months ended December 31, 1997 and 1996. The condensed pro forma operating results assume that the Tower acquisition had occurred on January 1, 1996 and was funded with debt outstanding until the secondary offering occurred in October 1997. Additionally, the pro forma operating results do not include charges for the $3,080,000 purchased in-process research and development as it is non-recurring. The condensed pro forma results are not necessarily indicative of the results of operations had the acquisition consummated on January 1, 1996, and may not necessarily be indicative of future performance.


   TWELVE MONTHS ENDED DECEMBER 31,              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   (UNAUDITED)                                     1997           1996
   --------------------------------              -----------    -----------
   Sales                                         $154,568       $112,253
   Net income                                    $ 14,476       $  4,842
   Basic earnings per share                      $      0.67    $      0.23
   Diluted earnings per share                    $      0.65    $      0.22
   Basic weighted-average common shares
    outstanding                                    21,544         21,242
   Diluted weighted-average common shares
    outstanding                                    22,274         21,666

(4) PUBLIC OFFERINGS

   In November 1995, the Company closed on the initial public offering of its common stock. In connection with the offering, 2,400,000 shares of common shares were sold at a price of $10 per share, providing gross proceeds of $24,000,000, less $2,790,000 in offering costs.

   In October 1997, the Company closed on a secondary offering of its common stock. In connection with this offering, 1,000,000 shares of common shares were sold at a price of $31 per share, providing gross proceeds of $31,000,000, less $2,276,000 in offering costs.


(5) MARKETABLE SECURITIES - TRADING

   Marketable securities - trading consisted of the following:

                                                  DECEMBER 31,
                                            ----------------------
                                              1997           1996
                                            -------         ------
                                                (IN THOUSANDS)
   Equities                                 $18,345          $  --
   Municipal bonds and notes                  1,700             --
   Mutual funds                                 129             --
                                            -------          -----
                                            $20,174          $  --
                                            -------          -----
                                            -------          -----

   These marketable securities are reported at fair value and have original costs of $20,000,000.


(6) ACCOUNTS RECEIVABLE - TRADE

   Accounts receivable - trade consisted of the following:

                                                  DECEMBER 31,
                                            ----------------------
                                              1997           1996
                                            -------         ------
                                                (IN THOUSANDS)
   Domestic                                 $16,724        $ 9,944
   Foreign                                    9,854          5,585
   Allowance for doubtful accounts             (428)          (242)
                                            -------        -------
                                            $26,150        $15,287
                                            -------        -------
                                            -------        -------

(7) INVENTORIES

   Inventories consisted of the following:

                                                  DECEMBER 31,
                                            ----------------------
                                              1997           1996
                                            -------         ------
                                                (IN THOUSANDS)
   Parts and raw materials                  $18,549        $11,149
   Work in process                            2,542          1,122
   Finished goods                             5,152          1,705
                                            -------        -------
                                            $26,243        $13,976
                                            -------        -------
                                            -------        -------

(8) PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                  DECEMBER 31,
                                            ----------------------
                                              1997           1996
                                            -------         ------
                                                (IN THOUSANDS)
   Machinery and equipment                   $ 8,912       $ 5,708
   Computers and communication equipment       4,638         4,793
   Furniture and fixtures                      1,996         1,996
   Vehicles                                      100           140
   Leasehold improvements                      2,702         2,642
                                             -------       -------
                                              18,348        15,279
   Less -- accumulated depreciation           (7,017)       (5,779)
                                             -------       -------
                                             $11,331       $ 9,500
                                             -------       -------
                                             -------       -------

   Included in the cost of property and equipment above is equipment obtained through capital leases. The net book value of capital lease equipment included in property and equipment above was as follows at December 31, 1997 and 1996:

                                                  DECEMBER 31,
                                            ----------------------
                                              1997           1996
                                            -------         ------
                                                (IN THOUSANDS)
   Machinery and equipment                    $ 79           $243
   Computers and communication equipment        --             62
   Furniture and fixtures                        1             14
                                              ----           ----
                                              $ 80           $319
                                              ----           ----
                                              ----           ----

   Depreciation of assets acquired under capitalized leases is included in depreciation expense.


(9) NOTES PAYABLE

                                                                                DECEMBER 31,
                                                                          ----------------------
                                                                            1997           1996
                                                                          -------         ------
                                                                              (IN THOUSANDS)

 Revolving line of credit of $30,000,000, expiring December 7, 2000, interest at bank's prime rate minus 1.25% or the LIBOR 360-day rate plus 150 basis points. Option to convert up to $10,000,000 to a three-year term loan; advances up to $5,000,000 each for Optional
   Currency Rate Advances and Foreign Exchange Contracts. Loan
   covenants provide certain financial restrictions related to working
   capital, leverage, net worth and profitability                          $    --        $    --
 Bank overdraft loan, maturing February and March 1998 at interest
   rates ranging from 1.05% to 1.65% annually                                1,762             --
 Promissory note related to indemnification clause of Tower acquisition,
   maturing August 1998 with an imputed interest rate of 8%                  1,389             --
 Term loan of $1,500,000 with a bank at prime plus 0.25%                        --          1,458
 Other                                                                          --            109
                                                                           --------       --------
                                                                             3,151          1,567
 Less -- current portion                                                    (3,151)          (609)
                                                                           --------       --------
                                                                           $    --        $   958
                                                                           --------       --------
                                                                           --------       --------


(10) INCOME TAXES

   For the years ended December 31, 1997, 1996 and 1995, the provision for income taxes consists of an amount for taxes currently payable and a provision for tax effects deferred to future periods. In 1997, the Company increased its statutory U.S. tax rate from 34% to 35%.

  The provision (benefit) for income taxes for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                DECEMBER 31,
                                   -------------------------------------
                                     1997           1996           1995
                                   -------         ------         ------
                                               (IN THOUSANDS)
     Federal                       $ 5,470         $2,744         $5,827
     State and local                 1,128            568            918
     Foreign taxes                      71           (152)         1,059
                                   -------         ------         ------
                                   $ 6,669         $3,160         $7,804
                                   -------         ------         ------
                                   -------         ------         ------
     Current                         8,253         $3,446         $8,056
     Deferred                       (1,584)          (286)          (252)
                                   -------         ------         ------
                                   $ 6,669         $3,160         $7,804
                                   -------         ------         ------
                                   -------         ------         ------

  The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31, 1997, 1996 and 1995:

                                                                DECEMBER 31,
                                                      ---------------------------------
                                                       1997         1996          1995
                                                      ------       ------        ------
                                                               (IN THOUSANDS)
 Income tax expense per federal statutory rate        $5,961       $2,823        $7,397
 State income taxes, net of federal deduction            733          375           596
 Foreign sales corporation                              (209)        (108)         (208)
 Nondeductible goodwill amortization                     132           --            --
 Nondeductible purchased in-process research
  and development                                      1,078           --            --
 Other permanent items, net                              (22)          77            49
 Effect of foreign taxes                                (255)        (168)          316
 Tax credits                                            (272)        (182)         (260)
 Other                                                  (477)         343           (86)
                                                      ------       ------        ------
                                                      $6,669       $3,160        $7,804
                                                      ------       ------        ------
                                                      ------       ------        ------

The Company's deferred income taxes are summarized as follows:

                                                  DECEMBER 31, 1997   CHANGE   DECEMBER 31, 1996
                                                  -----------------   ------   -----------------
                                                                 (IN THOUSANDS)
     Deferred tax assets:
       Employee bonuses                               $  203          $  203         $  --
       Warranty reserve                                  312             137           175
       Bad debt reserve                                  135              60            75
       Vacation accrual                                  295             (31)          326
       Obsolete and excess inventory                   1,049             475           574
       Foreign operating loss carryforward               643             643            --
       Other                                             199              69            73
                                                      ------          ------        ------
                                                       2,836           1,556         1,223
                                                      ------          ------        ------
     Deferred tax liabilities:
       Accumulated depreciation                           --              28           (28)
                                                      ------          ------        ------
     Net deferred income tax assets                   $2,836          $1,584        $1,195
                                                      ------          ------        ------
                                                      ------          ------        ------

  The domestic versus foreign component of the Company's net income before income taxes at December 31, 1997, 1996 and 1995, was as follows:

                                           DECEMBER 31,
                               -------------------------------------
                                 1997           1996           1995
                               -------         ------        -------
                                          (IN THOUSANDS)
     Domestic                  $16,102         $8,255        $18,969
     Foreign                       929             49          2,116
                               -------         ------        -------
                               $17,031         $8,304        $21,085
                               -------         ------        -------
                               -------         ------        -------

(11) RETIREMENT PLAN

  The Company has a 401(k) Profit Sharing Plan which covers all full-time employees who have completed six months of full-time continuous service and are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law ($9,500 during 1997).
Participants are immediately vested in their contributions.

  The Company may make discretionary contributions based on corporate financial results for the fiscal year. Effective January 1, 1998, the Company increased its matching contribution for participants in the 401(k) Plan up to a 50% matching on contributions by employees up to 6% of the employee's compensation. The Company's total contributions to the plan were approximately $580,000, $45,000 and $537,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Vesting in the profit sharing contribution account (company contribution) is based on years of service, with a participant fully vested after five years of credited service.

(12) COMMITMENTS AND CONTINGENCIES

 CAPITAL LEASES

  The Company finances a portion of its property and equipment (Note 8) under capital lease obligations at interest rates ranging from 7.63% to 8.66%. The future minimum lease payments under capitalized lease obligations as of December 31, 1997, are as follows:

                                                 (IN THOUSANDS)
       1998                                           $ 154
       1999                                              23
                                                      -----
          Total minimum lease payments                  177
          Less -- amount representing interest           (8)
          Less -- current portion                      (147)
                                                      -----
                                                      $  22
                                                      -----
                                                      -----

 OPERATING LEASES

  The Company has various operating leases for automobiles, equipment, and office and production space (Note 14). Lease expense under operating leases was approximately $2,251,000, $1,788,000 and $1,184,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  The future minimum rental payments required under noncancelable operating leases as of December 31, 1997, are as follows:

                                                 (IN THOUSANDS)
       1998                                          $ 2,597
       1999                                            2,488
       2000                                            2,201
       2001                                            1,929
       2002                                            1,553
       Thereafter                                      9,199
                                                     -------
                                                     $19,967
                                                     -------
                                                     -------

 GUARANTEE

  In October 1997, the Company extended a guarantee for a $2,500,000 bank term loan for an additional year, entered into by an entity that serves as a supplier to the Company. An officer of the Company serves as a director of such entity. The Company has received warrants to purchase shares of the supplier for providing this guarantee.

(13) FOREIGN OPERATIONS

  The Company operates in a single industry segment with operations in the U.S., Japan and Europe. The following is a summary of the Company's foreign operations:

                                                                          YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                     1997           1996          1995
                                                                   --------       --------      --------
                                                                               (IN THOUSANDS)
     Sales:
       Originating in Japan to unaffiliated customers              $ 11,431       $  6,467      $ 11,997
       Originating in Europe to unaffiliated customers                7,487          8,023         6,237
       Originating in U.S. and sold to unaffiliated foreign
        customers                                                    17,095          9,506         9,018
       Originating in U.S. and sold to domestic customers           105,910         74,856        67,456
       Transfers between geographic areas                            14,523         10,496        11,524
       Intercompany eliminations                                    (14,523)       (10,496)      (11,524)
                                                                   --------       --------      --------
                                                                   $141,923       $ 98,852      $ 94,708
                                                                   --------       --------      --------
                                                                   --------       --------      --------
     Income (loss) from operations:
       Japan                                                       $    (73)      $   (920)     $  1,094
       Europe                                                         1,488          1,056           953
       U.S.                                                          15,893          8,383        19,448
       South Korea                                                       --             --            --
       Intercompany eliminations                                       (303)          (308)          (17)
                                                                   --------       --------      --------
                                                                   $ 17,005       $  8,211      $ 21,478
                                                                   --------       --------      --------
                                                                   --------       --------      --------
     Identifiable assets:
       Japan                                                       $ 10,709       $  6,445      $  6,342
       Europe                                                         4,676          3,788         2,502
       U.S.                                                         126,111         54,736        54,415
       South Korea                                                      250             --            --
       Intercompany eliminations                                    (29,503)        (8,938)       (7,940)
                                                                   --------       --------      --------
                                                                   $112,243       $ 56,031      $ 55,319
                                                                   --------       --------      --------
                                                                   --------       --------      --------

  Intercompany sales among the Company's geographic areas are recorded on the basis of intercompany prices established by the Company.

(14) RELATED PARTY TRANSACTIONS

  The Company leases office and production spaces from a limited liability partnership consisting of certain officers of the Company and other individuals. The leases relating to these spaces expire in 2009 and 2011 with monthly payments of approximately $39,000 and $46,000, respectively.

  The Company also leases other office and production space from another limited liability partnership consisting of certain officers of the Company and other individuals. The lease relating to this space expires in 2002 with a monthly payment of approximately $23,000.

  Approximately $1,320,000, $1,364,000, and $800,000 was charged to rent expense attributable to these leases for the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company leases, for business purposes, a condominium owned by a partnership of certain stockholders. The Company paid the partnership $36,000 for each of the years ended December 31, 1997, 1996 and 1995, relating to this lease.

  Included in AE-Japan's accounts receivable at December 31, 1997, 1996 and 1995, is approximately $835,000, $394,000 and $953,000, respectively, due from an entity that is controlled by the president of AE-Japan. This entity also accounted for approximately 2%, 3%, and 3% of consolidated sales during 1997, 1996 and 1995, respectively.

  During 1997 and 1995, certain stockholders of the Company exercised options to purchase shares of the Company's common stock for an aggregate exercise price of $470,000 and $1,083,000, respectively. In exchange for the stock the Company received notes receivable in the amount of the exercise price. These notes receivable and accrued interest were paid in full during 1997.

(15) MAJOR CUSTOMERS

  The Company's sales to major customers (purchases in excess of 10% of total sales) are to entities which are primarily manufacturers of semiconductor equipment and, for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                DECEMBER 31,
                                         -------------------------
                                         1997       1996      1995
                                         ----       ----      ----
     Customer A                           34%        27%       24%
     Customer B                           10%        20%       17%
                                         ----       ----      ----
                                          44%        47%       41%
                                         ----       ----      ----
                                         ----       ----      ----


(16) FORWARD CONTRACT

   AE-Japan enters into foreign currency forward contracts to buy U.S. dollars to hedge its payable position arising from trade purchases and intercompany transactions with its parent. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in yen will be adversely affected by changes in exchange rates. Foreign currency gains and losses under the above arrangements are not deferred. Foreign currency forward contracts are entered into with a major commercial Japanese bank that has a high credit rating and the Company does not expect the counterparty to fail to meet its obligations under outstanding contracts. The Company generally enters into foreign currency forward contracts with maturities ranging from 7 to 10 months, with contracts outstanding at December 31, 1997, maturing through September 1998. At December 31, 1997, the Company held foreign forward exchange contracts with notional amounts of $8,000,000 and fair value amounts of $7,280,000 or an unrealized gain position of $720,000.


(17) STOCK PLANS

   EMPLOYEE STOCK OPTION PLAN -- During 1993, the Company adopted an Employee Stock Option Plan (the "Employee Option Plan") which was amended and restated in January and September 1995. The Employee Option Plan allows issuance of incentive stock options, non-qualified options, and stock purchase rights. The exercise price of incentive stock options shall not be less than 100% of the stock's fair market value on the date of grant. The exercise price of non-qualified stock options shall not be less than 50% of the stock's fair market value on the date of grant. Options issued in 1997, 1996 and 1995 were issued at 100% of fair market value, as determined by the Company, with typical vesting of one-third at the end of one year, and quarterly thereafter until fully vested after three years. Under the Employee Option Plan, the Company has the discretion to accelerate the vesting period. The options are exercisable for ten years from the date of grant. The Company has reserved 3,500,000 shares of common stock for the issuance of stock under the Employee Option Plan which terminates in June 2003.

   In connection with the grant of certain stock options on June 30, 1995, the Company recorded $142,000 of deferred compensation for the difference between the deemed fair value for accounting purposes and the option price as determined by the Company at the date of grant. This amount is presented as a reduction of stockholders' equity and will be amortized over the 3-year vesting period of the related stock options.

   EMPLOYEE STOCK PURCHASE PLAN -- In September 1995, stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") covering an aggregate of 200,000 shares of common stock. Employees are eligible to participate in the Stock Purchase Plan if employed by the Company for at least 20 hours per week during at least five months per calendar year. Participating employees may have up to 15% (subject to a 5% limitation set by the Company's board of directors for fiscal 1996) of their earnings or a maximum of $1,250 per six month period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value on the commencement date of each offering period or the relevant purchase date. During 1997 and 1996, employees purchased an aggregate of 19,878 and 11,572 shares under the Stock Purchase Plan and the Company recognized approximately $27,000 and $11,000 in compensation expense, respectively.

   OUTSIDE DIRECTOR STOCK OPTION PLAN -- In September 1995, the Company adopted the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan") covering 50,000 shares of common stock. The Directors Plan provides for automatic grants of non-qualified stock options to directors of the Company who are not employees of the Company ("Outside Directors"). Pursuant to the Directors Plan, upon becoming a director of the Company, each Outside Director will be granted an option to purchase 7,500 shares of common stock. Such options will be immediately exercisable as to 2,500 shares of common stock, and will vest as to 2,500 shares of common stock on each of the second and third anniversaries of the grant date. On each anniversary of the date on which a person became an Outside Director, an option for an additional 2,500 shares is granted. Such additional options vest on the third anniversary of the date of grant. Options will expire ten years after the grant date, and the exercise price of the options will be equal to the fair market value of the common stock on the grant date. The Directors Plan terminates September 2005.

  The following summarizes the activity relating to options and warrants for the years ended December 31, 1997, 1996 and 1995:

                                                          1997                   1996                 1995
                                                 ----------------------  ---------------------  ---------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Weighted-              Weighted-              Weighted-
                                                               Average                Average                Average
                                                              Exercise               Exercise               Exercise
                                                   Shares      Price      Shares      Price      Shares      Price
                                                 ---------    ---------  --------    --------   --------    --------
Stock options:
  INCENTIVE STOCK OPTIONS --
     Options outstanding at beginning of
       period                                        841       $ 3.02       729       $ 2.62      1,904       $ 0.95
     Granted                                         686        11.42       751         5.10        212         6.40
     Exercised                                      (215)        3.32      (199)        8.51     (1,371)        3.53
     Terminated                                      (33)        4.24      (440)        6.92        (16)        1.69
                                                  ------                  -----                  ------
     Options outstanding at end of period          1,279         6.77       841         3.02        729         2.62
                                                  ------                  -----                  ------
                                                  ------                  -----                  ------
     Options exercisable at end of period            383         3.45       326         1.51        391         0.88
                                                  ------                  -----                  ------
                                                  ------                  -----                  ------
     Weighted-average fair value of
       options granted during the period          $ 7.86                  $3.14                  $ 1.84
                                                  ------                  -----                  ------
                                                  ------                  -----                  ------
     Price range of outstanding options         $0.83 - $31.63         $0.83 - $11.05         $0.83 - $11.05
                                                --------------         --------------         --------------
                                                --------------         --------------         --------------
     Price range of options terminated          $3.40 - $ 9.00         $0.83 - $11.05         $0.83 - $ 3.11
                                                --------------         --------------         --------------
                                                --------------         --------------         --------------
OUTSIDE DIRECTORS STOCK OPTIONS--
    Options outstanding at beginning of
      period                                          20       $ 9.82        15       $11.05         --       $   --
    Granted                                           17        16.64         5         6.13         15        11.05
    Exercised                                         (2)        7.13        --           --         --          --
    Terminated                                       (10)        9.82        --           --         --          --
                                                  ------                  -----                  ------
    Options outstanding at end of period              25        14.86        20         9.82         15        11.05
                                                  ------                  -----                  ------
                                                  ------                  -----                  ------
    Options exercisable at end of period               8        14.62         5        11.05          5        11.05
                                                  ------                  -----                  ------
                                                  ------                  -----                  ------
    Weighted-average fair value of options
      granted during the period                   $11.43                  $4.68                  $ 3.19
                                                  ------                  -----                  ------
                                                  ------                  -----                  ------
    Price range of outstanding options          $8.63 - $31.63         $6.13 - $11.05            $11.05
                                                --------------         --------------            ------
                                                --------------         --------------            ------
    Price range of options terminated           $6.13 - $11.05            $  --                  $   --
                                                --------------         --------------            ------
                                                --------------         --------------            ------
WARRANTS--
   Warrants outstanding at beginning of
     period                                           --                     --                       7       $ 3.48
   Granted                                            --                     --                      --           --
   Exercised                                          --                     --                      (6)        2.27
   Terminated                                         --                     --                      (1)        3.99
                                                  -------                 -------                ------
   Warrants outstanding at end of period              --                     --                      --           --
   Price range of stock issuable under
     warrants                                     $   --                  $  --                   $  --
                                                  -------                 -------                ------
                                                  -------                 -------                ------
   Price range of warrants terminated             $   --                  $  --               $1.41 - $2.53
                                                  -------                 -------             --------------
                                                  -------                 -------             --------------

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value method of SFAS No. 123 had been applied. The Company has elected to account for stock-based compensation plans under APB No. 25, under which no compensation expense is recognized when stock is issued at market value.

   For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             1997      1996      1995
                                           -------   -------   -------
     Risk-free interest rates                6.17%     6.57%     6.16%
     Expected dividend yield rates           0.00%     0.00%     0.00%
     Expected lives                        4 years   4 years   4 years
     Expected volatility                    92.16%   110.16%    22.57%

   The total fair value of options granted was computed to be approximately $5,594,000, $1,317,000 and $420,000 for the years ended December 31, 1997,
1996 and 1995, respectively. These amounts are amortized ratably over the vesting period of the options. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures and tax, was approximately $415,000, $47,000 and $19,000 for 1997, 1996 and 1995, respectively.

   Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income would have been reduced to the following pro forma amounts:

                                             1997      1996      1995
                                           -------   -------   -------
                                              (IN THOUSANDS, EXCEPT
                                                 PER SHARE DATA)
     Net Income:
          As reported                      $10,362   $5,144    $13,281
          Pro forma                          9,947    5,097     13,262
     Diluted Earnings Per Share:
          As reported                      $  0.47   $ 0.24    $  0.69
          Pro forma                           0.45     0.24       0.69

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The following table summarizes information about the stock options outstanding at December 31, 1997:

                                           Options Outstanding      Options Exercisable
                                          ----------------------  -----------------------
                                           Weighted-
                                            Average    Weighted-                Weighted-
               Range of                    Remaining    Average                  Average
   Year        Exercise        Number     Contractual  Exercise     Number      Exercise
  Granted       Prices       Outstanding     Life       Price     Exercisable    Price
----------  ---------------  -----------  -----------  --------   -----------   ---------
1993-1994   $0.83 to $2.53     169,000     5.9 years    $ 0.92      169,000      $ 0.92
     1995   $2.57 to $11.05     71,000     7.5 years    $ 4.69       53,000      $ 4.48
     1996   $3.88 to $8.75     389,000     8.8 years    $ 4.10      136,000      $ 4.13
     1997   $7.12 to $31.63    675,000     9.5 years    $11.57       33,000      $12.04
                             ---------     ---------    ------      -------      ------
                             1,304,000     8.7 years    $ 7.58      391,000      $ 3.45
                             ---------     ---------    ------      -------      ------
                             ---------     ---------    ------      -------      ------

                 ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                    BALANCE AT
                                   BEGINNING OF   ADDITIONS CHARGED                 BALANCE AT
                                     PERIOD           TO EXPENSE      DEDUCTIONS   END OF PERIOD
                                   ------------   -----------------   ----------   -------------
                                                            (IN THOUSANDS)
Year ended December 31, 1995:
  Inventory obsolescence reserve     $  724            $  185           $  120        $  789
  Allowance for doubtful accounts       134                76               --           210
                                     ------            ------           ------        ------
                                     $  858            $  261           $  120        $  999
                                     ------            ------           ------        ------
                                     ------            ------           ------        ------
Year ended December 31, 1996:
  Inventory obsolescence reserve     $  789            $2,702           $1,966        $1,525
  Allowance for doubtful accounts       210                35                3           242
                                     ------            ------           ------        ------
                                     $  999            $2,737           $1,969        $1,767
                                     ------            ------           ------        ------
                                     ------            ------           ------        ------
Year ended December 31, 1997:
  Inventory obsolescence reserve     $1,525            $4,310           $3,117        $2,718
  Allowance for doubtful accounts       242               188                2           428
                                     ------            ------           ------        ------
                                     $1,767            $4,498           $3,119        $3,146
                                     ------            ------           ------        ------
                                     ------            ------           ------        ------

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  In accordance with General Instruction G(3), the information required by this item (with the exception of certain information pertaining to executive officers, which is included in Part I hereof) has been omitted and is incorporated by reference to the Registrant's definitive Proxy Statement (the "Proxy Statement") relating to its 1998 Annual Meeting of Stockholders.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (i)   Financial Statements:
            Report of Independent Public Accountants                              41
            Consolidated Financial Statements:
              Balance Sheets at December 31, 1997 and 1996                        42
              Statements of Income for each of the three years
                in the period ended December 31, 1997                             44
              Statements of Stockholders' Equity for each of the
                three years in the period ended December 31, 1997                 45
              Statements of Cash Flows for each of the three years
                in the period ended December 31, 1997                             46
          Notes to Consolidated Financial Statements                              47
    (ii)  Financial Statement Schedules for each of the three years in the period ended December 31, 1997
          Schedule II--Valuation and Qualifying Accounts                          58
    (iii) Exhibits:
         2.1   Share Purchase Agreement, dated August 11, 1997, among Roger
               C. Hertel, Tower Electronics, Inc. and the Company(1)
         3.1   The Company's Restated Certificate of Incorporation(2)
         3.2   The Company's By-laws(2)
         4.1   Form of Specimen Certificate for the Company's Common Stock(2)
         4.2   The Company hereby agrees to furnish to the SEC, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Company. None of such instruments not included as exhibits herein represents long-term debt in excess of 10% of the consolidated total assets of the Company.
        10.1   Master Purchase Order and Sales Agreement, dated January 1, 1990, between Applied Materials Inc. and the Company(2)+
        10.2   Purchase Order and Sales Agreement, dated July 1, 1993, amended
               September 16, 1995 between Lam Research Corporation and the
               Company(2)+
        10.3   Purchase Agreement, dated November 1, 1995, between Eaton
               Corporation and the Company(3)+
        10.4   Amended and Restated Loan and Security Agreement, dated as of November 17, 1995, between Silicon Valley Bank and the
               Company(2)
        10.5   Loan and Security Agreement, dated August 15, 1997, among
               Silicon Valley Bank, Bank of Hawaii and the Company(4)
        10.6   Loan Agreement dated December 8, 1997, by and among Silicon
               Valley Bank, as Servicing Agent and a Bank, and Bank of
               Hawaii, as a Bank, and the Company, as borrower
        10.7   Equipment Line of Credit, dated July 11, 1994, between Silicon
               Valley Bank and the Company(2)
        10.8   Master Lease Purchase Agreement, dated January 20, 1989,
               as amended, between MetLife Capital Corporation and the
               Company(2)




        10.9   Lease Purchase Agreement, dated June 11, 1992, between MetLife
               Capital Corporation and the Company(2)
        10.10 Master Equipment Lease, dated July 15, 1993, as amended, between KeyCorp Leasing Ltd. and Company(2)
        10.11  Lease, dated June 12, 1984, amended June 11, 1992, between
               Prospect Park East Partnership and the Company for property in Fort Collins, Colorado(2)
        10.12  Lease, dated March 14, 1994, as amended, between Sharp Point
               Properties, L.L.C., and the Company for property in Fort
               Collins, Colorado(2)
        10.13  Lease, dated May 19, 1995, between Sharp Point Properties,
               L.L.C. and the Company for a building in Fort Collins, Colorado(2)
        10.14  Form of Indemnification Agreement(2)
        10.15  1995 Stock Option Plan, as amended and restated*
        10.16  Employee Stock Purchase Plan(2)*
        10.17  1995 Non-Employee Directors' Stock Option Plan(2)*
        21.1   Subsidiaries of the Company(4)
        23.1   Consent of Arthur Andersen LLP, Independent Accountants
        24.1 Power of Attorney (included on the signature pages to this Annual Report on Form 10-K)
        27.1   Financial Data Schedule

(b) No reports on Form 8-K were required to be filed by the Company during the fourth quarter of the year ended December 31, 1997.

---------------

     (1) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26966), dated August 15, 1997, filed August 19, 1997, as amended.

     (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-26966), filed March 21, 1997, as amended.

     (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

     *    Compensation Plan

     + Confidential treatment has been granted for portions of this agreement.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ADVANCED ENERGY INDUSTRIES, INC.

                              -------------------------------------
                              (Registrant)


                              /s/ Douglas S. Schatz
                              ----------------------
                              Douglas S. Schatz
                              President

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


Signatures               Title                                    Date
----------               -----                                    ----

/s/ Douglas S. Schatz    Chairman of the Board,                   March 11, 1998
-----------------------  President and Chief Executive Officer
Douglas S. Schatz        (Principal Executive Officer)

/s/ Richard P. Beck      Vice President, Chief Financial          March 11, 1998
-----------------------  Officer, Assistant Secretary and
Richard P. Beck          Director (Principal Financial Officer
                         and Principal Accounting Officer)

/s/ G. Brent Backman     Vice President, Special Projects         March 11, 1998
-----------------------  Assistant Secretary and Director
G. Brent Backman

/s/ Hollis L. Caswell    Chief Operating Officer                  March 11, 1998
-----------------------  and Director
Hollis L. Caswell

/s/ Elwood Spedden       Director                                 March 11, 1998
-----------------------
Elwood Spedden

/s/ Arthur A. Noeth      Director                                 March 11, 1998
-----------------------
Arthur A. Noeth

                                EXHIBIT INDEX


 2.1 Share Purchase Agreement, dated August 11, 1997, among Roger C. Hertel, Tower Electronics, Inc. and the Company(1)
 3.1   The Company's Restated Certificate of Incorporation(2)
 3.2   The Company's By-laws(2)
 4.1   Form of Specimen Certificate for the Company's Common Stock(2)
 4.2 The Company hereby agrees to furnish to the SEC, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Company. None of such instruments not included as exhibits herein represents long-term debt in excess of 10% of the consolidated total assets of the Company.
10.1 Master Purchase Order and Sales Agreement, dated January 1, 1990, between Applied Materials Inc. and the Company(2)+
10.2 Purchase Order and Sales Agreement, dated July 1, 1993, amended September 16, 1995 between Lam Research Corporation and the Company(2)+
10.3 Purchase Agreement, dated November 1, 1995, between Eaton Corporation and the Company(3)+
10.4 Amended and Restated Loan and Security Agreement, dated as of November 17, 1995, between Silicon Valley Bank and the Company(2)
10.5 Loan and Security Agreement, dated August 15, 1997, among Silicon Valley Bank, Bank of Hawaii and the Company(4)
10.6 Loan Agreement dated December 8, 1997, by and among Silicon Valley Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower
10.7 Equipment Line of Credit, dated July 11, 1994, between Silicon Valley Bank and the Company(2)
10.8 Master Lease Purchase Agreement, dated January 20, 1989, as amended, between MetLife Capital Corporation and the Company(2)
10.9 Lease Purchase Agreement, dated June 11, 1992, between MetLife Capital Corporation and the Company(2)
10.10 Master Equipment Lease, dated July 15, 1993, as amended, between KeyCorp Leasing Ltd. and Company(2)
10.11 Lease, dated June 12, 1984, amended June 11, 1992, between Prospect Park East Partnership and the Company for property in Fort Collins, Colorado(2)
10.12 Lease, dated March 14, 1994, as amended, between Sharp Point Properties, L.L.C., and the Company for property in Fort Collins, Colorado(2)
10.13 Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C. and the Company for a building in Fort Collins, Colorado(2)
10.14  Form of Indemnification Agreement(2)
10.15  1995 Stock Option Plan, as amended and restated*
10.16  Employee Stock Purchase Plan(2)*

10.17  1995 Non-Employee Directors' Stock Option Plan(2)*
21.1   Subsidiaries of the Company(4)
23.1   Consent of Arthur Andersen LLP, Independent Accountants
24.1 Power of Attorney (included on the signature pages to this Annual Report on Form 10-K)
27.1   Financial Data Schedule

---------------

     (1) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26966), dated August 15, 1997, filed August 19, 1997, as amended.

     (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-26966), filed March 21, 1997, as amended.

     (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

      *    Compensation Plan

      + Confidential treatment has been granted for portions of this agreement.