Form 10-Q
period 1998-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 1998-05-14
CIK 927003

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________  to __________.

                       Commission file number:  0-26966

                       ADVANCED ENERGY INDUSTRIES, INC.

-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                 84-0846841

-----------------------------------      ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

1625 SHARP POINT DRIVE, FORT             80525
COLLINS, CO

-----------------------------------      ------------------------------------
(Address of principal executive          (Zip Code)
offices)

Registrant's telephone number, including area code:  (970) 221-4670

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

As of April 30, 1998, there were 22,535,862 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                       ADVANCED ENERGY INDUSTRIES, INC.
                                   FORM 10-Q
                                     INDEX


PART I        FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets-
         March 31, 1998 and December 31, 1997                         3

         Consolidated Statements of Operations-
         Three months ended March 31, 1998 and 1997                   4

         Consolidated Statements of Cash Flows-
         Three months ended March 31, 1998 and 1997                   5

         Notes to consolidated financial statements                   6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                       9

PART II    OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS                                           14

 ITEM 2. CHANGES IN SECURITIES                                       14

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             14

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         14

 ITEM 5. OTHER INFORMATION                                           14

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            14


PART I   FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

               ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                        MARCH 31,     DECEMBER 31,
                                                          1998          1997
                                                       (UNAUDITED)
                                                       -----------    ------------
                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents..........................   $  11,539      $  11,470
  Marketable securities - trading....................      17,821         20,174
  Accounts receivable, net...........................      26,328         28,386
  Inventories........................................      23,086         26,243
  Other current assets...............................       2,060          2,472
  Deferred income tax assets, net....................       2,755          2,836
                                                        ---------      ---------
       Total current assets..........................      83,589         91,581
                                                        ---------      ---------

PROPERTY AND EQUIPMENT, net..........................      13,177         11,331

OTHER ASSETS:
  Deposits and other.................................         910            500
  Goodwill, net......................................       6,860          7,112
  Demonstration and customer service equipment, net..       1,912          1,719
                                                        ---------      ---------
       Total assets..................................    $106,448       $112,243
                                                        ---------      ---------
                                                        ---------      ---------



       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable trade.............................    $  7,970      $  12,045
  Accrued payroll and employee benefits..............       4,665          5,243
  Other accrued expenses.............................       1,321          1,327
  Customer deposits..................................          60            226
  Accrued income taxes payable.......................       1,852          2,734
  Current portion of long-term debt..................       2,563          3,298
                                                        ---------      ---------
       Total current liabilities.....................      18,431         24,873
                                                        ---------      ---------

LONG-TERM LIABILITIES:
  Long-term debt.....................................          10             22
                                                        ---------      ---------
       Total liabilities.............................      18,441         24,895
                                                        ---------      ---------

STOCKHOLDERS' EQUITY.................................      88,007         87,348
                                                        ---------      ---------
       Total liabilities and stockholders' equity....    $106,448       $112,243
                                                        ---------      ---------
                                                        ---------      ---------


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

               ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         QUARTER ENDED MARCH 31,
                                                        --------------------------
                                                           1998           1997
                                                        (UNAUDITED)    (UNAUDITED)
                                                        -----------    -----------
SALES..............................................       $36,670        $20,667
COST OF SALES......................................        25,543         13,158
                                                          -------        -------
  Gross profit.....................................        11,127          7,509
                                                          -------        -------
OPERATING EXPENSES:
  Research and development.........................         4,642          2,821
  Sales and marketing..............................         2,996          1,799
  General and administrative.......................         2,153          1,248
                                                          -------        -------
   Total operating expenses........................         9,791          5,868
                                                          -------        -------
INCOME FROM OPERATIONS.............................         1,336          1,641
OTHER INCOME (EXPENSE).............................           149           (387)
                                                          -------        -------
   Net income before income taxes..................         1,485          1,254
PROVISION FOR INCOME TAXES.........................           564            489
                                                          -------        -------
NET INCOME.........................................       $   921        $   765
                                                          -------        -------
                                                          -------        -------

BASIC EARNINGS PER SHARE...........................       $  0.04        $  0.04
                                                          -------        -------
                                                          -------        -------
DILUTED EARNINGS PER SHARE.........................       $  0.04        $  0.04
                                                          -------        -------
                                                          -------        -------
BASIC WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING.....................................        22,501         21,271
                                                          -------        -------
                                                          -------        -------
DILUTED WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING.....................................        23,124         21,735
                                                          -------        -------
                                                          -------        -------


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                 THREE MONTHS ENDED MARCH  31,
                                                                                 -----------------------------
                                                                                    1998              1997
                                                                                 (UNAUDITED)       (UNAUDITED)
                                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................................    $    921         $   765
  Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization............................................       1,250             798
     Provision for deferred income taxes......................................          81              --
     Amortization of deferred compensation....................................          12              12
     Earnings from marketable securities, net.................................        (147)             --
     Changes in operating assets and liabilities --
       Accounts receivable-trade, net.........................................       1,256          (2,702)
       Related parties and other receivables..................................         802            (174)
       Inventories............................................................       3,157          (2,221)
       Other current assets...................................................         412             146
       Deposits and other.....................................................          90              21
       Demonstration and customer service equipment...........................        (466)            367
       Accounts payable, trade................................................      (4,075)          2,300
       Accrued payroll and employee benefits..................................        (578)            194
       Customer deposits and other accrued expenses...........................        (172)           (342)
       Income taxes payable...................................................        (882)            (89)
                                                                                  --------         -------
          Net cash provided by (used in) operating activities.................       1,661            (925)
                                                                                  --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease of marketable securities...........................................       2,500              --
  Purchase of property and equipment, net.....................................      (2,571)           (315)
  Purchase of preferred stock of Litmas.......................................        (500)             --
                                                                                  --------         -------
          Net cash used in investing activities...............................        (571)           (315)
                                                                                  --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and capital lease obligations....................        (747)           (300)
  Proceeds from sale of common stock..........................................          25              11
                                                                                  --------         -------
          Net cash used in financing activities...............................        (722)           (289)
                                                                                  --------         -------
EFFECT OF CURRENCY TRANSLATION ON CASH FLOW...................................        (299)             82
                                                                                  --------         -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................          69          (1,447)
CASH AND CASH EQUIVALENTS, beginning of period................................      11,470          11,231
                                                                                  --------         -------
CASH AND CASH EQUIVALENTS, end of period......................................    $ 11,539         $ 9,784
                                                                                  --------         -------
                                                                                  --------         -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest......................................................        $  3         $    39
                                                                                  --------         -------
                                                                                  --------         -------
  Cash paid for income taxes..................................................    $  1,340         $    --
                                                                                  --------         -------
                                                                                  --------         -------


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

    In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at March 31, 1998, and the results of their operations and cash flows for the three-month periods ended March 31, 1998 and March 31, 1997.

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1997.

(2) ACQUISITION

    Effective August 15, 1997, the Company acquired all of the outstanding stock of Tower Electronics, Inc., a Minnesota-based designer and manufacturer of custom, high-performance switchmode power supplies used principally in the telecommunications, medical and non-impact printing industries. The purchase price consisted of $14.5 million in cash and a $1.5 million non-interest-bearing promissory note to the seller (the "Note"), payable in August 1998. Total consideration, including the effect of imputing interest on the Note, equaled $15,889,000. The acquisition was accounted for using the purchase method of accounting and resulted in a one-time charge of $3,080,000 for in-process research and development acquired as a result of the transaction. Acquisition costs totaled approximately $209,000.

    The results of operations of Tower are included within the accompanying consolidated financial statements.

(3) UNDERWRITTEN PUBLIC OFFERING

    In October 1997, the Company effected an underwritten offering of its common stock. In connection with this offering, 1,000,000 shares of common stock were sold at a price of $31 per share, providing gross proceeds of $31,000,000. Offering costs and underwriters' commissions totaled $2,276,000.

(4) ACCOUNTS RECEIVABLE

  Accounts receivable consisted of the following:


                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                     (UNAUDITED)
                                                     -----------    ------------
                                                            (IN THOUSANDS)
 Domestic......................................      $  15,111        $16,724
 Foreign.......................................         10,209          9,854
 Allowance for doubtful accounts...............           (426)          (428)
                                                     ---------      ---------
 Trade accounts receivable.....................        $24,894        $26,150
 Related parties...............................            581            893
 Other.........................................            853          1,343
                                                     ---------      ---------
 Total accounts receivable.....................        $26,328        $28,386
                                                     ---------      ---------
                                                     ---------      ---------


(5) INVENTORIES

  Inventories consisted of the following:


                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                     (UNAUDITED)
                                                     -----------    ------------
                                                            (IN THOUSANDS)
 Parts and raw materials.......................        $15,740        $18,549
 Work in process...............................          2,768          2,542
 Finished goods................................          4,578          5,152
                                                     ---------      ---------
 Total inventories.............................        $23,086        $26,243
                                                     ---------      ---------
                                                     ---------      ---------


(6) EARNINGS PER SHARE

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

(7) STOCKHOLDERS' EQUITY

    Stockholders' equity consisted of the following:


                                                     MARCH 31,          DECEMBER 31,
                                                       1998                 1997
                                                    (UNAUDITED)
                                                    -----------         ------------
                                                    (IN THOUSANDS. EXCEPT PAR VALUE)
 Common stock, $0.001 par value, 30,000
      shares authorized;  22,525 and 22,493
      shares issued and outstanding at March 31,
      1998 and December 31, 1997, respectively....     $    23            $    22
 Additional paid-in capital.......................      52,649             52,625
 Retained earnings................................      36,348             35,427
 Deferred compensation............................         (22)               (34)
 Cumulative translation adjustment................        (991)              (692)
                                                       -------            -------
 Total stockholders' equity.......................     $88,007            $87,348
                                                       -------            -------
                                                       -------            -------


(8) COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which is required to be adopted by the Company in fiscal 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 in the first quarter of fiscal 1998.


                                                      QUARTER ENDED     QUARTER ENDED
                                                      MARCH 31, 1998    MARCH 31, 1997
                                                        (UNAUDITED)       (UNAUDITED)
                                                      --------------    --------------
                                                                (IN THOUSANDS)
 Net income, as reported...........................       $921               $765
 Adjustment to arrive at comprehensive net income:
   Cumulative translation adjustment...............       (299)                82
                                                      --------          ---------
 Comprehensive net income..........................       $622               $847
                                                      --------          ---------
                                                      --------          ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


     The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties. As a result, the Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's 1997 Annual Report on Form 10-K.

     In particular, the Company believes that the factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997
Part I "CAUTIONARY STATEMENTS -- RISK FACTORS" could impact forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     SALES

     Sales for the first quarter of 1998 were $36.7 million, an increase of 77% from first quarter of 1997 sales of $20.7 million. The increase in sales between such periods has resulted from increased unit sales of the Company's systems. Sales for the first quarter of 1998 also include sales by the Company's wholly owned subsidiary Tower Electronics, Inc. ("Tower"), which was acquired as of August 15, 1997. Almost half of the increase in sales was attributable to domestic semiconductor equipment customers, primarily the Company's largest customer. Sales to the data storage market increased significantly, particularly to the Company's largest customer in that industry. Sales to the flat panel display industry also increased from the comparable period last year. Sales to customers in the United States and Europe increased significantly from the comparable quarter in 1997, while the growth in sales to Japan and the Pacific Rim were less substantial. The growth in this region was due to increased sales to data storage customers in Japan.

     Sales for the first quarter of 1998 were down 20% from fourth quarter 1997 sales of $46.0 million. This decrease was due primarily to decreased demand from the semiconductor capital equipment and data storage industries.

     GROSS MARGIN

     The Company's gross margin for the first quarter of 1998 was 30.3%, down from 36.3% in the comparable period in 1997 and down from 37.6% in the fourth quarter of 1997. The decrease in gross margin from the first quarter of 1997 to the first quarter of 1998 was due primarily to higher raw material costs, unfavorable absorption of manufacturing overhead resulting from lower than anticipated production volumes, and an additional provision of $1.5 million for excess and obsolete materials. During the first quarter of 1998, raw materials were returned from outsource vendors and became excess following a decline in orders; these raw materials could become obsolete as new products are introduced. Offsetting this was a decrease in customer service costs as a percentage of sales.

     The decrease in gross margin from the fourth quarter of 1997 to the first quarter of 1998 was due primarily to unfavorable absorption of manufacturing overhead and to the provision for excess and obsolete materials described above. During the fourth quarter of 1997, the Company expanded into a new manufacturing facility to accommodate the anticipated growth in the semiconductor capital equipment market. The growth in the semiconductor equipment industry did not materialize as expected and resulted in an over-capacity situation. The Company has initiated cost reduction measures, including a 10% reduction in executive salaries and certain scheduled mandatory time off for all personnel, except those in critical functions, in anticipation of continued softness in the semiconductor equipment and data storage markets. Other cost-reducing initiatives are being considered. However, the Company expects that underutilization of manufacturing capacity will continue to negatively impact gross margins until sales improve.

     RESEARCH AND DEVELOPMENT

     The Company's research and development expenses are incurred researching new technologies, developing new products and improving existing product designs. Research and development expenses for the first quarter of 1998 were $4.6 million, an increase of 65% from $2.8 million in the comparable period in 1997. The increase in expenses was primarily a result of increased spending for payroll and materials and supplies for new product development. As a percentage of sales, research and development expenses decreased slightly to 12.6% in the first quarter of 1998 from 13.7% in the first quarter of 1997, reflecting the higher sales base.

     The Company believes that continued research and development investment is essential to ongoing development of new products, which, in turn, is critical to the Company's ability to achieve design wins and otherwise compete in the various industries it serves. Since inception, all research and development costs have been internally funded and expensed.

     SALES AND MARKETING

     Sales and marketing expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses for the first quarter of 1998 were $3.0 million, compared to $1.8 million in the first quarter of 1997, representing an increase of 67%. The increase was primarily due to higher payroll costs and materials and supplies expense incurred as the Company continues to strengthen its sales management and product management teams. Additionally, the Company has increased spending in an effort to develop worldwide applications engineering capabilities. As a percentage of sales, sales and marketing expenses decreased slightly to 8.2% in the first quarter of 1998 from 8.7% in the first quarter of 1997, reflecting the higher sales base.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses for the first quarter of 1998 were $2.2 million, compared to $1.2 million in the first quarter of 1997. The increase in general and administrative spending was primarily a result of increases in payroll and purchased services expenses incurred to provide support services for the increased level of sales. Additionally, $0.3 million of general and administrative costs for the first quarter of 1998 is attributable to amortization of goodwill. As a percentage of sales, general and administrative expenses decreased slightly to 5.9% in the first quarter of 1998 from 6.0% in the first quarter of 1997, reflecting the Company's effort to contain general and administrative expenses as sales grow.

     The Company continues to implement its management system software, including the replacement of existing systems in its foreign locations. The Company expects that charges related to training and implementation of the software will continue through 1998, particularly for the foreign locations.

     OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of foreign exchange gains and losses and interest income and expense. Other income for the first quarter of 1998 was $0.1 million, primarily due to $0.2 million of interest income from marketable securities. In the comparable period in 1997, other expense was $0.4 million, primarily due to a foreign currency exchange loss.

     The Company experienced fluctuations in foreign currency exchange rates during 1997 and the first quarter of 1998, particularly against the Japanese yen. As a hedge against currency fluctuations in the yen, the Company entered into various forward foreign exchange contracts during 1997 to mitigate the effect of potential depreciation in that currency. The Company continues to evaluate various policies to minimize the effects of currency fluctuations.

     PROVISION FOR INCOME TAXES

     The income tax provision of $0.6 million for the first quarter of 1998 represented an estimated effective rate of 38.0% compared to an effective income tax rate for the year 1997 of 39.2%. The tax rate for 1997 was higher primarily due to charges resulting from the acquisition of Tower that were not deductible. The Company adjusts its provision for income taxes periodically, based upon the anticipated tax status of all of its foreign and domestic entities.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations, acquired equipment and met its working capital requirements through cash flow from operations, borrowings under its revolving line of credit, long-term loans secured by property and equipment, and, since November 1995, proceeds from underwritten public offerings.

     Operations provided cash of $1.7 million in the first three months of 1998, primarily as a result of net income, depreciation, amortization, and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable. In the comparable period in 1997, operations used cash of $0.9 million, primarily as a result of increases in accounts receivable and inventories, partially offset by net income, depreciation and increases in accounts payable.

     Investing activities used cash of $0.6 million in the first three months of 1998, as a result of the purchase of property and equipment for $2.6 million and preferred stock of Litmas, Inc. ("Litmas") for $0.5 million, partially offset by a decrease of marketable securities of $2.5 million. In the comparable period in 1997, investing activities used cash of $0.3 million due to the purchase of property and equipment.

     Financing activities used cash of $0.7 million in the first three months of 1998 and $0.3 million in the comparable period of 1997. In both periods presented the cash used was due primarily to repayment of notes payable and capital lease obligations.

     The Company plans to spend approximately $3.0 million through the remainder of 1998 for the acquisition of manufacturing and test equipment and furnishings, including the provision of equipment to a new manufacturing facility in Austin, Texas, to accommodate the Company's largest customer in the semiconductor capital equipment industry. The Company also plans to invest an additional $0.25 million in preferred stock of Litmas in each of the second and third quarters of 1998.

     As of March 31, 1998, the Company had working capital of $65.2 million. The Company's principal sources of liquidity consisted of $11.5 million of cash and cash equivalents, $17.8 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit, with options to convert up to $10.0 million to a three-year term loan. Advances under the revolving line of credit bear interest at either the prime rate (8.5% at April 30, 1998) minus 1.25% or the LIBOR 360-day rate (5.96875% at April 30, 1998) plus 150 basis points, at the Company's option. All advances under the revolving line of credit will be due and payable in December 2000; however, there were no advances outstanding as of March 31, 1998.

     The Company believes that its cash and cash equivalents, marketable securities, cash flow from operations and available borrowings, will be sufficient to meet the Company's working capital needs through the end of 1998. After that time, the Company may require additional equity or debt financing to address its working capital, capital equipment, or expansion needs. In addition, any significant acquisitions by the Company may require additional equity or debt financings to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to the Company.

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

     None.


  ITEM 5.  OTHER INFORMATION

     None.


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
    2.1 Share Purchase Agreement, dated August 11, 1997, among Roger C. Hertel, Tower Electronics, Inc. and the Company(1)

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

   10.2 Purchase Order and Sales Agreement, dated July 1, 1993, amended September 16, 1995 between Lam Research Corporation and the Company(2)+

   10.3 Purchase Agreement, dated November 1, 1995, between Eaton Corporation and the Company(3)+

   10.4 Amended and Restated Loan and Security Agreement, dated as of November 17, 1995, between Silicon Valley Bank and the Company(2)

   10.5 Loan and Security Agreement, dated August 15, 1997, among Silicon Valley Bank, Bank of Hawaii and the Company(4)

   10.6 Loan Agreement dated December 8, 1997, by and among Silicon Valley Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower(5)

   10.7 Equipment Line of Credit, dated July 11, 1994, between Silicon Valley Bank and the Company(2)

   10.8 Master Lease Purchase Agreement, dated January 20, 1989, as amended, between MetLife Capital Corporation and the Company(2)

   10.9 Lease Purchase Agreement, dated June 11, 1992, between MetLife Capital Corporation and the Company(2)

   10.10 Master Equipment Lease, dated July 15, 1993, as amended, between KeyCorp Leasing Ltd. and the Company(2)

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

   10.15  1995 Stock Option Plan, as amended and restated(5)*

   10.16  Employee Stock Purchase Plan(2)*

   10.17  1995 Non-Employee Directors' Stock Option Plan(2)*

   21.1   Subsidiaries of the Company(4)

   27.1   Financial Data Schedule for the three-month period ended March 31,
          1998.

   27.2 Financial Data Schedule as restated for the year ended December 31, 1996; the three-month period ended March 31, 1997; the six-month period ended June 30, 1997; and the nine-month period ended September 30, 1997, respectively.

   27.3 Financial Data Schedule as restated for the year ended December 31, 1995; the three-month period ended March 31, 1996; the six-month period ended June 30, 1996; and the nine-month period ended September 30, 1996, respectively.

(b) No reports on Form 8-K were filed or required to be filed by the Company during the three-month period ended March 31, 1998.

_______________

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

     (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

     (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26966), filed March 24, 1998.

     *    Compensation Plan

     + Confidential treatment has been granted for portions of this agreement.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ADVANCED ENERGY INDUSTRIES, INC.


                         /s/ Richard P. Beck
                         -------------------

                         Vice President, Chief Financial          May 14, 1998
                         Officer, Assistant Secretary and
                         Director (Principal Financial Officer
                         and Principal Accounting Officer)

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

   10.2 Purchase Order and Sales Agreement, dated July 1, 1993, amended September 16, 1995 between Lam Research Corporation and the Company(2)+

   10.3 Purchase Agreement, dated November 1, 1995, between Eaton Corporation and the Company(3)+

   10.4 Amended and Restated Loan and Security Agreement, dated as of November 17, 1995, between Silicon Valley Bank and the Company(2)

   10.5 Loan and Security Agreement, dated August 15, 1997, among Silicon Valley Bank, Bank of Hawaii and the Company(4)

   10.6 Loan Agreement dated December 8, 1997, by and among Silicon Valley Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower(5)

   10.7 Equipment Line of Credit, dated July 11, 1994, between Silicon Valley Bank and the Company(2)

   10.8 Master Lease Purchase Agreement, dated January 20, 1989, as amended, between MetLife Capital Corporation and the Company(2)

   10.9 Lease Purchase Agreement, dated June 11, 1992, between MetLife Capital Corporation and the Company(2)

   10.10 Master Equipment Lease, dated July 15, 1993, as amended, between KeyCorp Leasing Ltd. and the Company(2)

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

   10.15  1995 Stock Option Plan, as amended and restated(5)*

   10.16  Employee Stock Purchase Plan(2)*

   10.17  1995 Non-Employee Directors' Stock Option Plan(2)*

   21.1   Subsidiaries of the Company(4)

   27.1   Financial Data Schedule for the three-month period ended March 31,
          1998.

   27.2 Financial Data Schedule as restated for the year ended December 31, 1996; the three-month period ended March 31, 1997; the six-month period ended June 30, 1997; and the nine-month period ended September 30, 1997, respectively.

   27.3 Financial Data Schedule as restated for the year ended December 31, 1995; the three-month period ended March 31, 1996; the six-month period ended June 30, 1996; and the nine-month period ended September 30, 1996, respectively.

_______________

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

   (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

   (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26966), filed March 24, 1998.

   *    Compensation Plan

   +    Confidential treatment has been granted for portions of this agreement.