Form 10-Q
period 1998-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 1998-08-07
CIK 927003

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                  _______________


                                     FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________  to __________.

                          Commission file number:  0-26966

                          ADVANCED ENERGY INDUSTRIES, INC.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)


DELAWARE                                    84-0846841
__________________________________          ___________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1625 SHARP POINT DRIVE, FORT COLLINS, CO     80525
____________________________________         ___________________________________
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

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

As of July 31, 1998, there were 22,593,014 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.



                                                   [GRAPHIC]

                          ADVANCED ENERGY INDUSTRIES, INC.
                                     FORM 10-Q
                                       INDEX


PART I    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets-
           June 30, 1998 and December 31, 1997                            3

           Consolidated Statements of Operations-
           Three months and six months ended June 30, 1998 and 1997       4

           Consolidated Statements of Cash Flows-
           Six months ended June 30, 1998 and 1997                        5

           Notes to consolidated financial statements                     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            9

PART II    OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                             18

  ITEM 2.  CHANGES IN SECURITIES                                         18

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               18

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           18

  ITEM 5.  OTHER INFORMATION                                             19

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              19

PART I   FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS)


                                                     JUNE 30,       DECEMBER 31,
                                                      1998             1997
                                                   (UNAUDITED)
                                                   -----------      ------------

                        ASSETS

CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . .         $11,293        $11,470
 Marketable securities - trading . . . . . .          19,047         20,174
 Accounts receivable, net. . . . . . . . . .          21,543         28,386
 Inventories . . . . . . . . . . . . . . . .          20,556         26,243
 Other current assets. . . . . . . . . . . .           1,497          2,472
 Deferred income tax assets, net . . . . . .           2,957          2,836
                                                     -------       --------
   Total current assets. . . . . . . . . . .          76,893         91,581
                                                     -------       --------

PROPERTY AND EQUIPMENT, net. . . . . . . . .          13,223         11,331

OTHER ASSETS:
 Deposits and other. . . . . . . . . . . . .           1,264            500
 Goodwill, net . . . . . . . . . . . . . . .           6,608          7,112
 Demonstration and customer service equipment, net     1,689          1,719
                                                     -------       --------
   Total assets. . . . . . . . . . . . . . .         $99,677       $112,243
                                                     -------       --------
                                                     -------       --------



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable trade. . . . . . . . . . .          $5,362        $12,045
 Accrued payroll and employee benefits . . .           3,701          5,243
 Other accrued expenses. . . . . . . . . . .           1,236          1,327
 Customer deposits . . . . . . . . . . . . .              82            226
 Accrued income taxes payable. . . . . . . .               0          2,734
 Current portion of long-term debt . . . . .           2,262          3,298
                                                     -------       --------
   Total current liabilities . . . . . . . .          12,643         24,873
                                                     -------       --------


LONG-TERM LIABILITIES:
 Long-term debt. . . . . . . . . . . . . . .               0             22
                                                     -------       --------
   Total liabilities . . . . . . . . . . . .               0         24,895
                                                     -------       --------

STOCKHOLDERS' EQUITY . . . . . . . . . . . .          87,034         87,348
                                                     -------       --------
   Total liabilities and stockholders' equity        $99,677       $112,243
                                                     -------       --------
                                                     -------       --------


            The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                       1998            1997
                                                   (UNAUDITED)      (UNAUDITED)
                                                   -----------      -----------

SALES    . . . . . . . . . . . . . . . . . .         $26,158        $32,690
COST OF SALES. . . . . . . . . . . . . . . .          19,115         20,139
                                                      ------         ------
 Gross profit. . . . . . . . . . . . . . . .           7,043         12,551
                                                      ------         ------
OPERATING EXPENSES:
 Research and development. . . . . . . . . .           4,774          3,513
 Sales and marketing . . . . . . . . . . . .           2,915          2,336
 General and administrative. . . . . . . . .           1,914          1,702
                                                       -----          -----
   Total operating expenses. . . . . . . . .           9,603          7,551
                                                       -----          -----
(LOSS) INCOME FROM OPERATIONS. . . . . . . .          (2,560)         5,000
OTHER INCOME . . . . . . . . . . . . . . . .             198            286
                                                       -----          -----
Net (loss) income before income taxes. . . .          (2,362)         5,286
PROVISION FOR INCOME TAXES . . . . . . . . .            (897)         1,996
                                                       ------         -----
NET (LOSS) INCOME. . . . . . . . . . . . . .         $(1,465)        $3,290
                                                     --------        ------
                                                     --------        ------
BASIC (LOSS) EARNINGS PER SHARE. . . . . . .          $(0.06)         $0.15
                                                     --------        ------
                                                     --------        ------

DILUTED (LOSS) EARNINGS PER SHARE. . . . . .          $(0.06)         $0.15
                                                     --------        ------
                                                     --------        ------
BASIC WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING . . . . . . . . . . . . . . .          22,539         21,283
                                                     --------        ------
                                                     --------        ------
DILUTED WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING . . . . . . . . . . . . . . .          23,137         21,877
                                                     --------        ------
                                                     --------        ------


                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                     1998              1997
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------

SALES    . . . . . . . . . . . . . . . . . .         $62,828        $53,358
COST OF SALES. . . . . . . . . . . . . . . .          44,658         33,298
                                                     -------        -------
 Gross profit. . . . . . . . . . . . . . . .          18,170         20,060
                                                     -------        -------
OPERATING EXPENSES:
 Research and development. . . . . . . . . .           9,416          6,334
 Sales and marketing . . . . . . . . . . . .           5,911          4,135
 General and administrative. . . . . . . . .           4,067          2,950
                                                     -------        -------
   Total operating expenses. . . . . . . . .          19,394         13,419
                                                     -------        -------
(LOSS) INCOME FROM OPERATIONS. . . . . . . .          (1,224)         6,641

OTHER INCOME (EXPENSE) . . . . . . . . . . .             347           (101)
                                                     -------        --------
 Net (loss) income before income taxes . . .            (877)         6,540
PROVISION FOR INCOME TAXES . . . . . . . . .            (333)         2,485
                                                     --------       --------
NET (LOSS) INCOME. . . . . . . . . . . . . .           $(544)        $4,055
                                                     --------       --------
                                                     --------       --------

BASIC (LOSS) EARNINGS PER SHARE. . . . . . .          $(0.02)         $0.19
                                                     --------       --------
                                                     --------       --------
DILUTED (LOSS) EARNINGS PER SHARE. . . . . .          $(0.02)         $0.19
                                                     --------       --------
                                                     --------       --------
BASIC WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING . . . . . . . . . . . . . . .          22,520         21,277
                                                     --------       --------
                                                     --------       --------
DILUTED WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING . . . . . . . . . . . . . . .          23,130         21,806
                                                     --------       --------
                                                     --------       --------

            The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)




                                                                      SIX MONTHS ENDED JUNE  30,
                                                                      --------------------------
                                                                         1998           1997
                                                                      (UNAUDITED)    (UNAUDITED)
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income. . . . . . . . . . . . . . . . . . . . .          $(544)        $4,055
  Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization . . . . . . . . . . . . .          2,652          1,673
     Provision for deferred income taxes . . . . . . . . . .           (121)          --
     Amortization of deferred compensation . . . . . . . . .             24             24
     Loss on disposal of property and equipment. . . . . . .             12           --
     Earnings from marketable securities, net. . . . . . . .           (373)          --
     Changes in operating assets and liabilities --
       Accounts receivable-trade, net. . . . . . . . . . . .          5,594         (8,854)
       Related parties and other receivables . . . . . . . .          1,249         (1,184)
       Inventories . . . . . . . . . . . . . . . . . . . . .          5,687         (2,193)
       Other current assets. . . . . . . . . . . . . . . . .            975            376
       Deposits and other. . . . . . . . . . . . . . . . . .            (14)           634
       Demonstration and customer service equipment. . . . .           (476)           250
       Accounts payable, trade . . . . . . . . . . . . . . .         (6,683)         4,043
       Accrued payroll and employee benefits . . . . . . . .         (1,542)         1,291
       Customer deposits and other accrued expenses. . . . .           (235)           513
       Income taxes payable. . . . . . . . . . . . . . . . .         (2,734)           561
                                                                     -------         -----
          Net cash provided by operating activities. . . . .          3,471          1,189
                                                                     -------         -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease of marketable securities. . . . . . . . . . . . .          1,500           --
  Purchase of property and equipment, net. . . . . . . . . .         (3,546)          (770)
  Purchase of preferred stock of Litmas. . . . . . . . . . .           (750)          --
                                                                     -------         ------
          Net cash used in investing activities. . . . . . .         (2,796)          (770)
                                                                     -------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change from notes payable and capital lease obligations        (1,058)          (517)
  Proceeds from sale of common stock . . . . . . . . . . . .            282             27
                                                                     -------         ------
          Net cash used in financing activities. . . . . . .           (776)          (490)
                                                                     -------         ------
EFFECT OF CURRENCY TRANSLATION ON CASH FLOW. . . . . . . . .            (76)            23
                                                                     -------         ------
DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .           (177)           (48)
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . .         11,470         11,231
                                                                     -------        -------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . .        $11,293        $11,183
                                                                     -------        -------
                                                                     -------        -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . .             $9            $76
                                                                     -------        -------
                                                                     -------        -------
  Cash paid for income taxes . . . . . . . . . . . . . . . .         $2,255           $905
                                                                     -------        -------
                                                                     -------        -------


            The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at June 30, 1998, and the results of their operations and cash flows for the three- and six-month periods ended June 30, 1998 and June 30, 1997.

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

  The results of operations of Tower are included within the accompanying consolidated financial statements for the three- and six-month periods ended June 30, 1998.


(3) UNDERWRITTEN PUBLIC OFFERING

  In October 1997, the Company closed on an underwritten offering of its common stock. In connection with this offering, 1,000,000 shares of common stock were sold at a price of $31 per share, providing gross proceeds of $31,000,000. Offering costs and underwriters' commissions totaled $2,276,000.

(4) ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:



                                                                 JUNE 30,             DECEMBER 31,
                                                                  1998                   1997
                                                               (UNAUDITED)
                                                               -----------           -----------
                                                                        (IN THOUSANDS)
Domestic . . . . . . . . . . . . . . . . . . . . .             $10,467              $16,724
Foreign. . . . . . . . . . . . . . . . . . . . . .              10,513                9,854
Allowance for doubtful accounts. . . . . . . . . .                (424)                (428)
                                                               --------             -------
Trade accounts receivable. . . . . . . . . . . . .             $20,556              $26,150
Related parties. . . . . . . . . . . . . . . . . .                 318                  893
Other. . . . . . . . . . . . . . . . . . . . . . .                 669                1,343
                                                               -------              -------
Total accounts receivable. . . . . . . . . . . . .             $21,543              $28,386
                                                               -------              -------
                                                               -------              -------


(5) INVENTORIES

    Inventories consisted of the following:




                                                                 JUNE 30,             DECEMBER 31,
                                                                  1998                   1997
                                                               (UNAUDITED)
                                                               -----------           -----------
                                                                        (IN THOUSANDS)
Parts and raw materials. . . . . . . . . . . . . .             $13,830               $18,549
Work in process. . . . . . . . . . . . . . . . . .               2,484                 2,542
Finished goods . . . . . . . . . . . . . . . . . .               4,242                 5,152
                                                               -------               -------
Total inventories. . . . . . . . . . . . . . . . .             $20,556               $26,243
                                                               -------               -------
                                                               -------               -------



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

(7) STOCKHOLDERS' EQUITY


Stockholders' equity consisted of the following:




                                                                               JUNE 30,           DECEMBER 31,
                                                                                1998                  1997
                                                                            (UNAUDITED)
                                                                            -----------           ----------
                                                                                       (IN THOUSANDS)

Common stock, $0.001 par value, 30,000
     shares authorized;  22,576 and 22,493
     shares issued and outstanding at June 30, 1998
     and December 31, 1997, respectively . . . . .                                  $23            $22
Additional paid-in capital . . . . . . . . . . . .                               52,906         52,625
Retained earnings. . . . . . . . . . . . . . . . .                               34,883         35,427
Deferred compensation. . . . . . . . . . . . . . .                                  (10)           (34)
Cumulative translation adjustment. . . . . . . . .                                 (768)          (692)
                                                                                  ------         ------
Total stockholders' equity . . . . . . . . . . . .                               $87,034        $87,348
                                                                                  ------         ------
                                                                                  ------         ------

(8) ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which is required to be adopted by the Company in fiscal 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 in the first quarter of fiscal 1998.



                                                                            SIX MONTHS           SIX MONTHS
                                                                              ENDED                 ENDED
                                                                          JUNE 30, 1998         JUNE 30, 1997
                                                                           (UNAUDITED)           (UNAUDITED)
                                                                          -------------         -------------
                                                                                    (IN THOUSANDS)
Net (loss) income, as reported . . . . . . . . . .                           $(544)                 $4,055
Adjustment to arrive at comprehensive net (loss) income:
  Cumulative translation adjustment. . . . . . . .                             (76)                     23
                                                                             ------                 ------
Comprehensive net (loss) income. . . . . . . . . .                           $(620)                 $4,078
                                                                             ------                 ------
                                                                             ------                 ------


    In June 1998, the FASB issued SFAS No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activity. SFAS 133 is effective for all periods in fiscal years beginning after June 15, 1999. SFAS 133 requires all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS 133 also establishes uniform hedge accounting criteria for all derivatives. The Company has not yet evaluated the impact that the adoption of SFAS 133 will have on the financial statements.

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

  In particular, the Company believes that the factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 Part I "CAUTIONARY STATEMENTS - RISK FACTORS" could impact forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable.


YEAR 2000 PROGRAM


     The Year 2000 problem is the result of computer programs that rely on two-digit date codes, instead of four-digit date codes, to indicate the year. Such computer programs, which are unable to interpret the date code "00" as the year 2000, may not be able to perform computations and decision-making functions and could cause computer systems to malfunction. The Company has developed a multi-phase program for Year 2000 information systems compliance that consists of (i)assessment of the corporate systems and operations of the Company that could be affected by the Year 2000 problem, (ii) remediation of non-compliant systems and components, and (iii) testing of systems and components following remediation. The Company has focused its Year 2000 review on three areas: (A) information technology (IT) system applications, (B) non-IT systems, including engineering and manufacturing applications, and (C) relationships with third parties.

  The Company has conducted an initial assessment of the Year 2000 problem on its IT systems. The Company believes that its enterprise-wide software system is Year 2000 compliant. Such belief is based significantly on discussions with and representations by the vendor of such software. The Company has been, and will continue to be, in contact with such vendor in order to obtain any additional revisions or upgrades issued by the vendor to ensure that such enterprise-wide software remains Year 2000 compliant. The Company also is taking an independent inventory of and assessing all informational systems that could be affected by the Year 2000 problem. Remediation of non-compliant systems is being conducted as the assessment phase nears completion. The
Company expects to complete these phases during the third quarter of 1998.

  The Company also is in the process of conducting an initial assessment of the Year 2000 problem on its non-IT systems, including engineering and manufacturing applications. The Company expects to complete its initial assessment of such areas during the third quarter of 1998. Following such initial assessment, the Company will undertake Year 2000 remediation and testing of these applications. The Company cannot determine, at this time, the number or type of non-IT systems that will require remediation; however, the Company does not expect this area to pose substantial Year 2000 problems.

  Finally, the Company is examining its relationship with third parties whose Year 2000 compliance could have material effect on the Company. The Company considers third party suppliers and customers to pose the greatest Year 2000 risk to the Company, because the failure of such persons to become Year 2000 compliant in a timely manner, if at all, could result in the Company's inability to obtain components in a timely manner, reductions in the quality of components obtained, reductions, delays or cancellations of customer orders or delay in payments by customers for products shipped. In addition, conversions by third parties to become Year 2000 compliant might not be compatible with the Company's systems. Any or all of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company has circulated questionnaires to all of its significant vendors and customers with respect to such persons' Year 2000 compliance programs and status. The Company currently is in the process of analyzing the responses to such questionnaires and expects to solicit more detailed and updated information from its principal suppliers and customers over the next several months.

  The Company has not yet developed a contingency plan to address the effects of the failure of the Company or any of its principal suppliers or customers or other third parties to become Year 2000 compliant in a timely manner, nor does the Company have a timetable for preparing such a plan. In what the Company believes to be the most likely worst case scenario, the Company would be unable to obtain electronic components from its suppliers, because of such third parties' failure to become Year 2000 compliant, and would be unable to manufacture such components internally or to redesign its systems to accommodate different components, because of the failure of the Company's engineering and manufacturing systems to be Year 2000 compliant. See "Cautionary Statements-Risk Factors--Supply Constraints and Dependence on Sole and Limited Source Suppliers," and "--Significant Sales Are Concentrated Among a Few Customers" discussed in the Company's 1997 Annual Report on Form 10-K.

  Although the Company is continuing to assess Year 2000 costs, it does not expect the costs associated with such projects to have a material effect on the Company's financial results. The Company expects to spend less than five percent of its total IT budget on Year 2000 costs. The Company has not identified any IT projects that have been deferred due to its Year 2000 efforts. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failures to become Year 2000 compliant on a timely basis.

  The foregoing beliefs and expectations are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are based in large part on certain statements and representations made by persons outside the Company, any of which statements or representations ultimately could prove to be inaccurate.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

 SALES

  Sales for the second quarter of 1998 were $26.2 million, a decrease of 20% from second quarter of 1997 sales of $32.7 million. The decrease in sales between such periods has resulted from decreased unit sales of the Company's systems. Sales for the second quarter of 1998 also included sales by the Company's wholly owned subsidiary Tower Electronics, Inc. ("Tower"), which was acquired as of August 15, 1997. The decrease in sales was attributable mostly to semiconductor capital equipment customers in the United States, particularly to the Company's largest customer. The second quarter of 1998 reflected the impact of the current downturn in the semiconductor capital equipment market and continuation of the Asian financial crisis. Many of the customers to whom the Company's OEM customers sell are located in Asia and Japan. In contrast, the second quarter of 1997 was the first quarter of recovery from a previous downturn in the semiconductor capital equipment industry that had begun during the third quarter of 1996.

  Sales by the Company to markets other than the semiconductor capital equipment market remained relatively unchanged in total when the two periods are compared, but changed significantly in mix. Sales to the data storage equipment market decreased on a worldwide basis, though the decreases in sales to that industry in the United States and Japan were partially offset by an increase in sales to data storage equipment customers in Europe, particularly to the Company's largest customer in that industry. Sales to the flat panel display industry in Japan were one-third of the level of the comparable period last year. Sales to industrial markets remained level not including Tower's sales. The Company sells primarily to the semiconductor capital equipment, data storage and industrial markets in the United States, to the flat panel display and data storage markets in Japan, and to the data storage and industrial markets in Europe. Changes in the economies of the countries in which the Company does business can impact the geographic and industrial mixes of the sales by the Company.

  Sales by industry segment for the three months ended June 30, 1998 were as follows: semiconductor capital equipment, $13.9 million; data storage, $4.5 million; flat panel display, $1.0 million; industrial, $6.8 million. For the comparable period in 1997, sales by industry were: semiconductor capital equipment, $21.1 million; data storage, $5.9 million; flat panel display, $1.8 million; industrial, $3.9 million.

  Sales by geographic region for the three months ended June 30, 1998 were:
United States, $18.6 million; Europe, $6.1 million; Japan, $1.0 million; Pacific Rim and other, $0.5 million. For the comparable period in 1997, sales by geographic region were: United States, $23.8 million; Europe, $5.0 million; Japan, $3.1 million; Pacific Rim and other, $0.8 million.

  Sales for the second quarter of 1998 were down 29% from first quarter 1998 sales of $36.7 million. This decrease was due to decreased demand from most markets the Company serves. The downturn in the semiconductor capital equipment market accounted for the greatest decrease while the data storage capital equipment market experienced the smallest decrease.

 GROSS MARGIN

  The Company's gross margin for the second quarter of 1998 was 26.9%, down from 38.4% in the second quarter 1997 and down from 30.3% in the first quarter of 1998. The decrease in gross margin from the second quarter of 1997 to the second quarter of 1998 was due primarily to unfavorable absorption of manufacturing overhead and higher material costs attributable to the product mix.

  During the fourth quarter of 1997,the Company expanded into a new manufacturing facility in Fort Collins, Colorado. In the second quarter of 1998, the Company relocated part of its previously existing Fort Collins manufacturing operations to a new facility in Austin, Texas. The expansion to new locations was to provide service to one of the Company's largest customers whose primary manufacturing facilities are in Austin, and accommodate the anticipated growth of the semiconductor industry. Starting late in the fourth quarter of 1997, the semiconductor industry started a downturn, which has continued through the second quarter of 1998 and appears to be getting worse. The downturn in this industry has significantly impacted the Company's financial results. The combination of the expansion and lower sales has resulted in an over-capacity situation for the Company, leading to unfavorable absorption. In addition, the decline in sales to the semiconductor industry has resulted in a change in product mix of sales to that industry, with an increase in sales of products with lower gross margins, and a decrease in sales of products with higher gross margins.

  The Company initiated cost reduction measures during the first quarter of 1998, including a 10% reduction in executive salaries and certain scheduled mandatory time off for all personnel, except those in critical functions. These cost reduction measures were continued into the second quarter of 1998 and will be continued through at least the fourth quarter of 1998. Other cost-reducing initiatives are being considered. The Company expects that underutilization of manufacturing capacity will continue to negatively impact gross margins until sales to the semiconductor capital equipment market recover or until other markets the Company serves experience significant growth.


  The decrease in gross margin from the first quarter of 1998 to the second quarter of 1998 was due primarily to unfavorable absorption of manufacturing overhead resulting from the reduced sales volume and the change in product mix that resulted in higher material costs.

 RESEARCH AND DEVELOPMENT

  The Company's research and development expenses are incurred researching new technologies, developing new products and improving existing product designs. Research and development expenses for the second quarter of 1998 were $4.8 million, an increase of 36% from $3.5 million in the comparable period in 1997. The increase in expenses was attributable to increased spending for payroll and materials and supplies for new product development, and to higher infrastructure costs. As a percentage of sales, research and development expenses increased to 18.3% in the second quarter of 1998 from 10.8% in the second quarter of 1997, reflecting the lower sales base in 1998.

  Research and development expenses in the second quarter of 1998 were slightly higher than first quarter of 1998 expenses of $4.6 million. The Company believes continued research and development investment for development of new products is critical to the Company's ability to serve new and existing markets. Since inception, all research and development costs have been internally funded and expensed.

 SALES AND MARKETING

  Sales and marketing expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses for the second quarter of 1998 were $2.9 million, compared to $2.3 million in the second quarter of 1997, representing an increase of 25%. The increase was attributable to higher payroll costs incurred as the Company continues to strengthen its sales management and product management teams. Additionally, the Company increased spending in 1998 to develop worldwide applications engineering capabilities, though sales and marketing expenses for the second quarter of 1998 were slightly lower than first quarter of 1998 expenses of $3.0 million. As a percentage of sales, sales and marketing expenses increased to 11.1% in the second quarter of 1998 from 7.1% in the second quarter of 1997, reflecting the lower sales base.

 GENERAL AND ADMINISTRATIVE

  General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses for the second quarter of 1998 were $1.9 million, compared to $1.7 million in the second quarter of 1997, and would have remained at the same level except for $0.25 million in 1998 of amortization of goodwill. General and administrative expenses for the second quarter of 1998 were 11% lower than in the first quarter of 1998. As a percentage of sales, general and administrative expenses increased to 7.3% in the second quarter of 1998 from 5.2% in the second quarter of 1997, reflecting the lower sales base.

  The Company continues to implement its management system software, including the replacement of existing systems in its domestic and foreign locations. The Company expects that charges related to training and implementation of the software will continue through 1998.

 OTHER INCOME (EXPENSE)

  Other income (expense) consists primarily of foreign exchange gains and losses and interest income and expense. Other income for the second quarter of 1998 was $0.2 million, attributable to $0.3 million of interest income from marketable securities. In the comparable period in 1997, other income was $0.3 million, attributable to a foreign currency exchange gain.

      The Company experienced fluctuations in foreign currency exchange rates during 1997 and the first six months of 1998, particularly against the Japanese yen. As a hedge against currency fluctuations in the yen, the Company entered into various forward foreign exchange contracts during 1997 to mitigate the effect of potential depreciation in that currency. The Company continues to evaluate various policies to minimize the effects of currency fluctuations.

 PROVISION FOR INCOME TAXES

  The income tax benefit of $0.9 million for the second quarter of 1998 represented an estimated effective rate of 38.0%, compared to an effective income tax rate for the year 1997 of 39.2%. The higher effective tax rate for 1997 was attributed to nondeductible charges resulting from the acquisition of Tower. The Company adjusts its provision for income taxes periodically, based upon the anticipated tax status of all of its foreign and domestic entities.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

 SALES

  Sales for the first six months of 1998 were $62.8 million, an increase of 18% from sales of $53.4 million in the comparable period in 1997. Sales to the semiconductor capital equipment market, including the Company's largest customer, remained at essentially the same level. Sales to the data storage equipment market were essentially unchanged as well, while sales to the flat panel display market decreased moderately. Sales to industrial markets increased significantly, due primarily to the inclusion of Tower in 1998. Sales to customers in the United States and Europe were higher while sales to Japan and other geographic regions were lower.

  Sales by industry segment for the six months ended June 30, 1998 were as follows: semiconductor capital equipment, $33.9 million; data storage, $9.5 million; flat panel display, $3.1 million; industrial, $16.3 million. For the comparable period in 1997, sales by industry were: semiconductor capital equipment, $34.2 million; data storage, $9.0 million; flat panel display, $3.6 million; industrial, $6.6 million.

  Sales by geographic region for the six months ended June 30, 1998 were: United States, $46.2 million; Europe, $11.8 million; Japan, $3.6 million; Pacific Rim and other, $1.2 million. For the comparable period in 1997, sales by geographic region were: United States, $38.9 million; Europe, $7.9 million; Japan, $5.2 million; Pacific Rim and other, $1.4 million.

 GROSS MARGIN

  The Company's gross margin for the first six months of 1998 was 28.9%, down from 37.6% in the comparable period in 1997. The decrease in gross margin between the periods presented was due primarily to unfavorable absorption of manufacturing overhead and higher material costs. The unfavorable absorption resulted from underutilized capacity resulting from two additional manufacturing facilities the Company opened between the periods presented, including one in Fort Collins, Colorado during the fourth quarter of 1997 and one in Austin, Texas, during the second quarter of 1998. The higher material costs are a result of a shift in the mix of the products the Company sells.

 RESEARCH AND DEVELOPMENT

  Research and development expenses for the first six months of 1998 were $9.4 million, up from $6.3 million in the comparable period in 1997. The increase was attributable to higher spending for payroll and materials and supplies for new product development. As a percentage of sales, research and development expenses increased to 15.0% in the first six months of 1998 from 11.9% in the comparable period in 1997.

 SALES AND MARKETING

  Sales and marketing expenses for the first six months of 1998 were $5.9 million, up from $4.1 million in the comparable period in 1997. The increase was attributable to higher spending for payroll to strengthen the Company's sales management and product management teams. As a percentage of sales, sales and marketing expenses increased to 9.4% in the first six months of 1998 from 7.7% in the comparable period in 1997.

 GENERAL AND ADMINISTRATIVE

  General and administrative expenses for the first six months of 1998 were $4.1 million, up from $3.0 million in the comparable period in 1997. The increase was attributable to higher spending for payroll, purchased services and amortization of goodwill. As a percentage of sales, general and administrative expenses increased to 6.5% in the first six months of 1998 from 5.5% in the comparable period in 1997. The percentage for the first six months of 1998 would have been 5.7% without the amortization.

 OTHER INCOME (EXPENSE)

  Other income for the first six months of 1998 was $0.3 million, attributable to $0.5 million of interest income from marketable securities. In the comparable period in 1997, other expense was $0.1 million.

 PROVISION FOR INCOME TAXES

  The income tax benefit of $0.3 million for the first six months of 1998 represented an estimated effective rate of 38.0% compared to an effective income tax rate for the year 1997 of 39.2%.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed its operations, acquired equipment and met its working capital requirements through cash flow from operations, borrowings under its revolving line of credit, long-term loans secured by property and equipment, and, since November 1995, proceeds from underwritten public offerings.

  Operations provided cash of $3.5 million in the first six months of 1998, primarily as a result of depreciation, amortization, and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and accruals for payroll, employee benefits and income taxes. In the comparable period in 1997, operations provided cash of $1.2 million, primarily as a result of net income, depreciation and amortization and increases in accounts payable and other accrued expenses, partially offset by increases in accounts receivable and inventories.

  Investing activities used cash of $2.8 million in the first six months of 1998, as a result of the purchase of property and equipment for $3.5 million and investment in preferred stock of Litmas, Inc. ("Litmas") for $0.75 million, partially offset by a decrease of marketable securities of $1.5 million. During the second quarter of 1998, the Company opened a new manufacturing facility in Austin, Texas, to accommodate the Company's largest customer in the semiconductor capital equipment industry. In the comparable period in 1997, investing activities used cash of $0.8 million due to the purchase of property and equipment.

  Financing activities used cash of $0.8 million in the first six months of 1998 and $0.5 million in the comparable period of 1997. In both periods presented the cash used was due primarily to net changes of notes payable and repayment of capital lease obligations.

  The Company plans to spend approximately $1.0 million through the remainder of 1998 for the acquisition of manufacturing and test equipment and furnishings. The Company also plans to invest an additional $0.25 million in preferred stock of Litmas in the third quarter of 1998.

  As of June 30, 1998, the Company had working capital of $64.3 million. The Company's principal sources of liquidity consisted of $11.3 million of cash and cash equivalents, $19.0 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit, with options to convert up to $10.0 million to a three-year term loan. Advances under the revolving line of credit bear interest at either the prime rate (8.5% at July 31, 1998) minus 1.25% or the LIBOR 360-day rate (5.82813% at July 31, 1998) plus 150 basis points, at the Company's option. All advances under the revolving line of credit will be due and payable in December 2000; however, there were no advances outstanding as of June 30, 1998.

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

PART II  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

           The Company is not aware of any material legal proceedings to which it or any of its subsidiaries is a party.


  ITEM 2.  CHANGES IN SECURITIES

     None.


  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1998 Annual Meeting of Stockholders on Wednesday, May 6, 1998, to vote on three proposals. Proxy statements were sent to all shareholders. The first proposal was for the election of directors, including Douglas S. Schatz, G. Brent Backman, Richard P. Beck, Elwood Spedden, Hollis L. Caswell, Ph.D. and Arthur A. Noeth. All six directors were elected with the following votes tabulated:





                         TOTAL VOTE FOR           TOTAL VOTE WITHHELD
  NAME OF DIRECTOR       EACH DIRECTOR            FROM EACH DIRECTOR

  Mr. Schatz             20,257,399                    122,267

  Mr. Backman            20,257,399                    122,267

  Mr. Beck               20,257,399                    122,267

  Mr. Spedden            20,257,099                    122,567

  Dr. Caswell            20,253,157                    126,509

  Mr. Noeth              20,257,099                    122,567


  The second proposal was for an amendment of the 1995 stock option plan to increase the number of shares of common stock issuable thereunder from 3,500,000 to 4,625,000. The amendment was approved with the following votes tabulated:

  FOR               AGAINST        ABSTAIN

  19,068,928        1,281,895      28,843

  The third proposal was for the ratification of appointment of independent auditors. The current auditors, Arthur Anderson, LLP, were retained, with the following votes tabulated:

  FOR               AGAINST        ABSTAIN

  20,340,802        2,412          36,452


  ITEM 5.  OTHER INFORMATION

     None.




 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:


       2.1 Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among the Company, Warpspeed, Inc., a wholly owned subsidiary of the Company, and RF Power Products, Inc.

       3.1   The Company's Restated Certificate of Incorporation(1)

       3.2   The Company's Bylaws(1)

       4.1   Form of Specimen Certificate for the Company's Common Stock(1)

       4.2 The Company hereby agrees to furnish to the SEC, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Company. None of such instruments not included as exhibits herein represents long-term debt in excess of 10% of the consolidated total assets of the Company.

      10.1   Comprehensive Supplier Agreement, dated May 18, 1998, between
             Applied Materials Inc., and the Company+

      10.2   Purchase Order and Sales Agreement, dated July 1, 1993, amended
             September 16, 1995 between Lam Research Corporation and the
             Company(1)+




      10.3   Purchase Agreement, dated November 1, 1995, between Eaton
             Corporation and the Company(2)+

      10.4   Amended and Restated Loan and Security Agreement, dated as of
             November 17, 1995, between Silicon Valley Bank and the Company(1)

      10.5   Loan and Security Agreement, dated August 15, 1997, among Silicon
             Valley Bank, Bank of Hawaii and the Company(3)

      10.6   Loan Agreement dated December 8, 1997, by and among Silicon Valley
             Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower(4)

      10.7   Equipment Line of Credit, dated July 11, 1994, between Silicon
             Valley Bank and the Company(1)

      10.8 Master Lease Purchase Agreement, dated January 20, 1989, as amended, between MetLife Capital Corporation and the Company(1)

      10.9   Lease Purchase Agreement, dated June 11, 1992, between MetLife
             Capital Corporation and the Company(1)

      10.10  Master Equipment Lease, dated July 15, 1993, as amended, between
             KeyCorp Leasing Ltd. and the Company(1)

      10.11  Lease, dated June 12, 1984, amended June 11, 1992, between
             Prospect Park East Partnership and the Company for property in Fort Collins, Colorado(1)

      10.12  Lease, dated March 14, 1994, as amended, between Sharp Point
             Properties, L.L.C., and the Company for property in Fort Collins, Colorado(1)

      10.13  Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C.
             and the Company for a building in Fort Collins, Colorado(1)

      10.14  Form of Indemnification Agreement(1)

      10.15  1995 Stock Option Plan, as amended and restated(4)*

      10.16  Employee Stock Purchase Plan(1)*

      10.17  1995 Non-Employee Directors' Stock Option Plan(1)*

      10.18 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas

      10.19  Lease, dated April 15, 1998, between Cameron Technology Investors,
             Ltd., and the Company for property in Austin, Texas

      21.1   Subsidiaries of the Company

      27.1   Financial Data Schedule for the six-month period ended June 30,
             1998.

      27.2 Financial Data Schedule as restated for the year ended December 31, 1996; the three-month period ended March 31, 1997; the six-month period ended June 30, 1997; and the nine-month period ended
             September 30, 1997, respectively.



      27.3 Financial Data Schedule as restated for the year ended December 31, 1995; the three-month period ended March 31, 1996; the six-month period ended June 30, 1996; and the nine-month period ended
             September 30, 1996, respectively.

(b) No reports on Form 8-K were filed or required to be filed by the Company during the three-month period ended June 30, 1998.

_______________

      (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

      (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-26966), filed March 21, 1997, as amended.

      (3) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

      (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26966), filed March 24, 1998.

      *      Compensation Plan

      + Confidential treatment has been requested for portions of this agreement. Such portions have been omitted and filed separately with the SEC.

      ++ Portions of these documents have been omitted in accordance with an order by the SEC granting confidential treatment. Such omitted material has been filed separately with the SEC.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       ADVANCED ENERGY INDUSTRIES, INC.


                       /S/ RICHARD P. BECK

                       Senior Vice President, Chief Financial     August 7, 1998
                       Officer, Assistant Secretary and
                       Director (Principal Financial Officer
                       and Principal Accounting Officer)


                                    EXHIBIT INDEX

        2.1 Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among the Company, Warpspeed, Inc., a wholly owned subsidiary of the Company, and RF Power Products, Inc.

        3.1  The Company's Restated Certificate of Incorporation(1)

        3.2  The Company's Bylaws(1)

        4.1  Form of Specimen Certificate for the Company's Common Stock(1)

        4.2 The Company hereby agrees to furnish to the SEC, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Company. None of such instruments not included as exhibits herein represents long-term debt in excess of 10% of the consolidated total assets of the Company.

      10.1   Comprehensive Supplier Agreement, dated May 18, 1998, between
             Applied Materials, Inc. and the Company+

      10.2   Purchase Order and Sales Agreement, dated July 1, 1993, amended
             September 16, 1995 between Lam Research Corporation and the
             Company(1)+

      10.3   Purchase Agreement, dated November 1, 1995, between Eaton
             Corporation and the Company(2)+

      10.4   Amended and Restated Loan and Security Agreement, dated as of
             November 17, 1995, between Silicon Valley Bank and the Company(1)

      10.5   Loan and Security Agreement, dated August 15, 1997, among Silicon
             Valley Bank, Bank of Hawaii and the Company(3)

      10.6   Loan Agreement dated December 8, 1997, by and among Silicon Valley
             Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower(4)

      10.7   Equipment Line of Credit, dated July 11, 1994, between Silicon
             Valley Bank and the Company(1)

      10.8 Master Lease Purchase Agreement, dated January 20, 1989, as amended, between MetLife Capital Corporation and the Company(1)

      10.9   Lease Purchase Agreement, dated June 11, 1992, between MetLife
             Capital Corporation and the Company(1)

      10.10  Master Equipment Lease, dated July 15, 1993, as amended, between
             KeyCorp Leasing Ltd. and the Company(1)

      10.11  Lease, dated June 12, 1984, amended June 11, 1992, between
             Prospect Park East Partnership and the Company for property in Fort Collins, Colorado(1)

      10.12  Lease, dated March 14, 1994, as amended, between Sharp Point
             Properties, L.L.C., and the Company for property in Fort Collins, Colorado(1)

      10.13  Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C.
             and the Company for a building in Fort Collins, Colorado(1)

      10.14  Form of Indemnification Agreement(1)

      10.15  1995 Stock Option Plan, as amended and restated(4)*

      10.16  Employee Stock Purchase Plan(1)*



      10.17  1995 Non-Employee Directors' Stock Option Plan(1)*

      10.18 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas

      10.19  Lease, dated April 15, 1998, between Cameron Technology Investors,
             Ltd., and the Company for property in Austin, Texas

      21.1   Subsidiaries of the Company

      27.1   Financial Data Schedule for the six-month period ended June 30,
             1998.

      27.2 Financial Data Schedule as restated for the year ended December 31, 1996; the three-month period ended March 31, 1997; the six-month period ended June 30, 1997; and the nine-month period ended
             September 30, 1997, respectively.

      27.3 Financial Data Schedule as restated for the year ended December 31, 1995; the three-month period ended March 31, 1996; the six-month period ended June 30, 1996; and the nine-month period ended
             September 30, 1996, respectively.

_______________

      (1)    Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

      (2)    Incorporated by reference to the Company's Annual Report on Form
             10-K for the year ended December 31, 1996 (File No. 0-26966), filed
             March 21, 1997, as amended.

      (3) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

      (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26966), filed
             March 24, 1998.

      *      Compensation Plan

      + Confidential treatment has been requested for portions of this agreement. Such portions have been omitted and filed separately with the SEC.

      ++ Portions of these documents have been omitted in accordance with an order by the SEC granting confidential treatment. Such omitted material has been filed separately with the SEC.