Form 10-Q
period 1998-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 1998-11-12
CIK 927003

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

                         Commission file number: 0-26966

                        ADVANCED ENERGY INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                    84-0846841
----------------------------------          -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1625 SHARP POINT DRIVE, FORT COLLINS, CO     80525
------------------------------------         --------------------------
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

As of November 10, 1998, there were 26,681,691 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                        ADVANCED ENERGY INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX


PART I   FINANCIAL INFORMATION


    ITEM 1.   FINANCIAL STATEMENTS

              Consolidated Balance Sheets-
              September 30, 1998 and December 31, 1997                        3

              Consolidated Statements of Operations-
              Three months and nine months ended September 30, 1998 and 1997  4

              Consolidated Statements of Cash Flows-
              Nine months ended September 30, 1998 and 1997                   5

              Notes to consolidated financial statements                      6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                          9

    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK                                                18

PART II    OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS                                              19

    ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                      19

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                19

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            19

    ITEM 5.   OTHER INFORMATION                                              19

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               19


PART I   FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                           SEPTEMBER 30,
                                                              1998           DECEMBER 31,
                                                           (UNAUDITED)          1997
                                                           -------------     -------------
                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...............................    $ 9,985          $ 11,470
  Marketable securities - trading.........................     19,218            20,174
  Accounts receivable, net................................     16,575            28,386
  Income tax receivable...................................      1,138                --
  Inventories.............................................     19,023            26,243
  Other current assets....................................      1,093             2,472
  Deferred income tax assets, net.........................      3,031             2,836
                                                             --------          --------
      Total current assets................................     70,063            91,581
                                                             --------          --------

PROPERTY AND EQUIPMENT, net...............................     12,782            11,331

OTHER ASSETS:
  Deposits and other......................................      1,218               500
  Goodwill and other intangibles, net.....................      8,814             7,112
  Demonstration and customer service equipment, net.......      1,914             1,719
                                                             --------         ---------
      Total assets........................................   $ 94,791          $112,243
                                                             --------         ---------
                                                             --------         ---------
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable trade..................................   $  4,760          $ 12,045
  Accrued payroll and employee benefits...................      3,577             5,243
  Other accrued expenses..................................      1,401             1,327
  Customer deposits.......................................         40               226
  Accrued income taxes payable............................         --             2,734
  Current portion of long-term debt.......................         35             3,298
                                                            ---------         ---------
      Total current liabilities...........................      9,813            24,873
                                                            ---------          --------

LONG-TERM LIABILITIES:
  Long-term debt..........................................         --               22
                                                            ---------      -----------
      Total liabilities...................................      9,813            24,895
                                                            ---------          --------

STOCKHOLDERS' EQUITY......................................     84,978            87,348
                                                               ------          --------
      Total liabilities and stockholders' equity..........   $ 94,791          $112,243
                                                             --------         ---------
                                                             --------         ---------

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                        -------------------------------
                                                            1998               1997
                                                        (UNAUDITED)         (UNAUDITED)
                                                        -----------         -----------
SALES................................................      $21,927            $42,571
COST OF SALES........................................       14,994             25,538
                                                            ------             ------
   Gross profit......................................        6,933             17,033
                                                           -------             ------
OPERATING EXPENSES:
  Research and development...........................        4,440              4,072
  Sales and marketing................................        2,775              2,329
  General and administrative.........................        1,770              1,943
  Restructuring charge...............................        1,000                 --
  Storm damage.......................................           --              3,000
  Purchased in-process research and development......             --            3,080
                                                          ----------          -------
   Total operating expenses..........................        9,985             14,424
                                                           -------             ------
(LOSS) INCOME FROM OPERATIONS........................       (3,052)             2,609
OTHER (EXPENSE) INCOME...............................         (157)                54
                                                          ---------          --------
   Net (loss) income before income taxes.............       (3,209)             2,663
PROVISION FOR INCOME TAXES...........................       (1,070)             2,146
                                                           --------           -------
NET (LOSS) INCOME....................................     $ (2,139)          $    517
                                                          ---------          --------
                                                          ---------          --------

BASIC (LOSS) EARNINGS PER SHARE......................     $  (0.09)          $   0.02
                                                          ---------          --------
                                                          ---------          --------
DILUTED EARNINGS PER SHARE...........................           NA           $   0.02
                                                                             --------
                                                                             --------
BASIC WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING.......................................       22,588             21,378
                                                          ---------          --------
                                                          ---------          --------
DILUTED WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING.......................................          NA              22,372
                                                                             --------
                                                                             --------


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          ------------------------------
                                                              1998              1997
                                                          (UNAUDITED)        (UNAUDITED)
                                                          -----------        ------------
SALES................................................      $84,755            $95,928
COST OF SALES........................................       59,652             58,835
                                                          --------            -------
   Gross profit......................................       25,103             37,093
                                                          --------            -------
OPERATING EXPENSES:
  Research and development...........................       13,856             10,406
  Sales and marketing................................        8,686              6,464
  General and administrative.........................        5,837              4,893
  Restructuring charge...............................        1,000                 --
  Storm damage.......................................           --              3,000
  Purchased in-process research and development......           --              3,080
                                                          --------           --------
   Total operating expenses..........................       29,379             27,843
                                                          --------             ------
(LOSS) INCOME FROM OPERATIONS........................       (4,276)             9,250
OTHER INCOME (EXPENSE)...............................          190                (46)
                                                          --------           ---------
   Net (loss) income before income taxes.............       (4,086)             9,204
PROVISION FOR INCOME TAXES...........................       (1,403)             4,632
                                                          ---------           -------
NET (LOSS) INCOME....................................     $ (2,683)          $  4,572
                                                          ---------           -------
                                                          ---------           -------

BASIC (LOSS) EARNINGS PER SHARE......................     $  (0.12)          $   0.21
                                                          ---------           -------
                                                          ---------           -------
DILUTED EARNINGS PER SHARE...........................           NA           $   0.21
                                                                              =======
BASIC WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING.......................................       22,543             21,311
                                                          ---------           -------
                                                          ---------           -------
DILUTED WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING.......................................          NA              21,994
                                                                              -------
                                                                              -------


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                                1998                1997
                                                                             (UNAUDITED)        (UNAUDITED)
                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income......................................................    $  (2,683)          $ 4,572
  Adjustments to reconcile net (loss) income to net cash provided by operating activities --
     Depreciation and amortization.......................................       4,036              2,521
     Purchased in-process research and development.......................          --              3,080
     Provision for deferred income taxes.................................        (195)                --
     Amortization of deferred compensation...............................          34                 36
     Loss on disposal of property and equipment..........................          39                  3
     Earnings from marketable securities, net............................        (544)                --
     Writedown of stock investment.......................................         300                 --
     Changes in operating assets and liabilities --
       Accounts receivable-trade, net....................................      10,403            (15,648)
       Related parties and other receivables.............................       1,408             (1,171)
       Inventories.......................................................       7,220             (4,244)
       Other current assets..............................................         241               (596)
       Deposits and other................................................         (18)               648
       Demonstration and customer service equipment......................        (820)                65
       Accounts payable, trade...........................................      (7,285)             9,688
       Accrued payroll and employee benefits.............................      (1,666)             2,178
       Customer deposits and other accrued expenses......................        (112)               (79)
       Income taxes payable..............................................      (2,734)              (300)
                                                                              -------           ---------
          Net cash provided by operating activities......................       7,624                753
                                                                              -------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities, net.....................................       1,500                 --
  Purchase of property and equipment, net................................      (4,103)            (2,730)
  Purchase of preferred stock of Litmas, Inc.............................      (1,000)                --
  Acquisition of assets of Fourth State Technology, Inc..................      (2,500)                --
  Acquisition of Tower Electronics, Inc., net of cash acquired...........          --            (12,061)
                                                                             --------           ---------
          Net cash used in investing activities..........................      (6,103)           (14,791)
                                                                             --------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes receivable.......................................            --                690
  Net change from notes payable and capital lease obligations..........        (3,285)            11,275
  Proceeds from sale of common stock...................................           393                132
                                                                             --------           --------
          Net cash (used in) provided by financing activities..........        (2,892)            12,097
                                                                             --------           --------
EFFECT OF CURRENCY TRANSLATION ON CASH FLOW............................          (114)               (40)
                                                                             --------           ---------
DECREASE IN CASH AND CASH EQUIVALENTS..................................        (1,485)            (1,981)
CASH AND CASH EQUIVALENTS, beginning of period.........................        11,470             11,231
                                                                             --------           ---------
CASH AND CASH EQUIVALENTS, end of period...............................     $   9,985          $   9,250
                                                                             --------           ---------
                                                                             --------           ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Exercise of stock options in exchange for stockholders' notes receivable  $      --         $      148
                                                                             --------           ---------
                                                                             --------           ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...............................................    $      121         $      232
                                                                             --------           ---------
                                                                             --------           ---------
  Cash paid for income taxes...........................................     $   2,255          $   3,320
                                                                             --------           ---------
                                                                             --------           ---------

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at September 30, 1998, and the results of their operations and cash flows for the three- and nine-month periods ended September 30, 1998 and September 30, 1997.

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


(2) ACQUISITIONS

    Effective August 15, 1997, the Company acquired all of the outstanding stock of Tower Electronics, Inc. ("Tower"), a Minnesota-based designer and manufacturer of custom, high-performance switchmode power supplies used principally in the telecommunications, medical and non-impact printing industries. The purchase price consisted of $14.5 million in cash and a $1.5 million non-interest-bearing promissory note to the seller (the "Note"). The Company paid the Note in August 1998. Total consideration, including the effect of imputing interest on the Note, equaled $15,889,000. The acquisition was accounted for using the purchase method of accounting and resulted in a one-time charge of $3,080,000 for in-process research and development acquired as a result of the transaction. Acquisition costs totaled approximately $209,000. The results of operations of Tower are included within the accompanying consolidated financial statements for the three- and nine-month periods ended September 30, 1998 and September 30, 1997, from the date of acquisition.

    Effective September 3, 1998, the Company acquired substantially all of the assets of Fourth State Technology, Inc. ("FST"), a privately held, Texas-based designer and manufacturer of process controls used to monitor and analyze data in the RF process. The purchase price consisted of $2.5 million in cash and an earn out provision which will entitle FST to receive additional payouts based on the profitability of the business unit over a three-year period. The results of operations of FST are included within the accompanying consolidated financial statements for the three- and nine-month periods ended September 30, 1998, from the date of acquisition.


(3) UNDERWRITTEN PUBLIC OFFERING

    In October 1997, the Company closed an underwritten offering of its common stock. In connection with this offering, 1,000,000 shares of common stock were sold by the Company at a price of $31 per share, providing gross proceeds of $31,000,000. Offering costs and underwriters' commissions totaled $2,276,000.

(4) ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                                                      SEPTEMBER 30,
                                                                          1998                DECEMBER 31,
                                                                       (UNAUDITED)                1997
                                                                       -------------          ------------
                                                                                 (IN THOUSANDS)
    Domestic.........................................................    $ 8,803                  $16,724
    Foreign..........................................................      7,411                    9,854
    Allowance for doubtful accounts..................................       (467)                    (428)
                                                                        ---------                --------
    Trade accounts receivable........................................    $15,747                  $26,150
    Related parties..................................................        271                      893
    Other............................................................        557                    1,343
                                                                        --------                  -------
    Total accounts receivable........................................    $16,575                  $28,386
                                                                        --------                  -------
                                                                        --------                  -------

(5) INVENTORIES

    Inventories consisted of the following:


                                                                       SEPTEMBER 30,
                                                                           1998                DECEMBER 31,
                                                                       (UNAUDITED)                 1997
                                                                       -------------           ------------
                                                                                   (IN THOUSANDS)
    Parts and raw materials..........................................    $13,211                  $18,549
    Work in process..................................................      1,937                    2,542
    Finished goods...................................................      3,875                    5,152
                                                                         -------                  -------
    Total inventories................................................    $19,023                  $26,243
                                                                         -------                  -------
                                                                         -------                  -------

(6) EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share ("EPS") and diluted EPS, instead of the primary and fully-diluted EPS that were previously required. The new standard is effective for the Company in fiscal 1997 and all prior periods have been retroactively adjusted. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Diluted earnings per share are not reported for 1998 due to the anti-dilutive effect.


(7) STOCKHOLDERS' EQUITY

    Stockholders' equity consisted of the following:


                                                                     SEPTEMBER 30,
                                                                         1998                DECEMBER 31,
                                                                      (UNAUDITED)                 1997
                                                                     -------------           -------------
                                                                         (IN THOUSANDS, EXCEPT PAR VALUE)
    Common stock, $0.001 par value, 30,000 shares authorized;  22,627 and 22,493 shares issued and outstanding at September 30, 1998
       and December 31, 1997, Respectively...........................    $    23                 $    22
    Additional paid-in capital.......................................     53,017                  52,625
    Retained earnings................................................     32,744                  35,427
    Deferred compensation............................................         --                     (34)
    Cumulative translation adjustment................................       (806)                   (692)
                                                                         --------                --------
    Total stockholders' equity.......................................    $84,978                 $87,348
                                                                          ------                  ------
                                                                          ------                  ------

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


                                                                         NINE MONTHS            NINE MONTHS
                                                                            ENDED                  ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                            1998                   1997
                                                                         (UNAUDITED)            (UNAUDITED)
                                                                        -------------           ------------
                                                                                   (IN THOUSANDS)
     Net (loss) income, as reported...................................    $(2,683)                $4,572
     Adjustment to arrive at comprehensive net (loss) income:
       Cumulative translation adjustment..............................       (114)                   (40)
                                                                          --------               --------
     Comprehensive net (loss) income..................................    $(2,797)                $4,532
                                                                           -------                 -----
                                                                           -------                 -----

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


(9) SUBSEQUENT EVENT

    On October 8, 1998, the Company acquired RF Power Products, Inc. ("RFPP") by issuing approximately 4,000,000 shares of stock. The acquisition will be accounted for as a pooling of interests. RFPP will operate as a wholly owned subsidiary of the Company. RFPP, a New Jersey-based company, designs and manufactures radio frequency (RF) power systems, including generators and matching networks, primarily for capital equipment manufacturers in the semiconductor, flat panel display and thin film disk media markets.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


    The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements relating to the Company's beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties. As a result, the Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the following: the significant fluctuations in the Company's quarterly operating results, the volatility of the semiconductor and semiconductor capital equipment industries, timing and success of integration of recent and potential future acquisitions, supply constraints and technological changes. For a discussion of these and other factors that may impact the Company's realization of its forward-looking statements, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997 Part I "CAUTIONARY STATEMENTS - RISK FACTORS."


YEAR 2000 PROGRAM

    The Year 2000 problem is the result of computer programs that rely on two-digit date codes, instead of four-digit date codes, to indicate the year. Such computer programs, which are unable to interpret the date code "00" as the year 2000, may not be able to perform computations and decision-making functions and could cause computer systems to malfunction. The Company has developed a multi-phase program for Year 2000 information systems compliance that consists of (i) assessment of the corporate systems and operations of the Company that could be affected by the Year 2000 problem, (ii) remediation of non-compliant systems and components, and (iii) testing of systems and components following remediation. The Company has focused its Year 2000 review on three areas: (A) information technology (IT) system applications, (B) non-IT systems, including engineering and manufacturing applications, and (C) relationships with third parties.

    The Company has conducted an initial assessment of the Year 2000 problem on its IT and non-IT systems used at its facilities in Fort Collins, Colorado. Assessment at the Company's systems used at facilities outside Fort Collins (the "Other Facilities") is underway. Recent acquisitions by the Company have increased the size and number of Other Facilities. As a result, the Company's Year 2000 team has determined to conduct the Year 2000 program at the Other Facilities separately from the Fort Collins facility.

The Company expects to complete the assessment phase at the Other Facilities during the fourth quarter of 1998. The Company believes that its enterprise-wide software system, which is installed at the Fort Collins facility and certain Other Facilities, is Year 2000 compliant. Such belief is based significantly on discussions with and representations by the vendor of such software. The Company has been, and will continue to be, in contact with such vendor in order to obtain any additional revisions or upgrades issued by the vendor to ensure that such enterprise-wide software remains Year 2000 compliant.

    Following completion of the assessment phase in Fort Collins, the Year 2000 team identified those non-compliant systems that it considers to be "mission critical." Remediation of the mission critical systems, as well as certain other non-compliant systems, is underway. The Year 2000 team expects to complete remediation of the mission critical IT systems in Fort Collins by the end of 1998, and to complete remediation of the mission critical non-IT systems in Fort Collins by the second quarter of 1999. Remediation of non-compliant systems at Other Facilities is being conducted as the assessment phase nears completion; however, assessment at certain Other Facilities has just begun. Until the assessment phase at the Other Facilities is complete, the Company cannot determine the extent of remediation that will be required or the time by which such remediation will be complete. The Company does not expect that significant remediation will be required at the Other Facilities.

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

    The Company has circulated questionnaires to all of its significant vendors and customers with respect to such persons' Year 2000 compliance programs and status. The Company has received current responses to its questionnaires from approximately half of such suppliers and customers. Based on such responses, the Company believes that such suppliers and customers are either Year 2000 compliant or are implementing plans to become Year 2000 compliant in a timely manner. The Company will be conducting more extensive assessments of its principal suppliers' Year 2000 readiness, which may include holding meetings specifically addressing the Year 2000 problem and site visits.

    In what the Company believes to be the most likely worst case Year 2000 scenario, the Company would be unable to obtain electronic components from its suppliers because of such third parties' failure to become Year 2000 compliant, and the Company would be unable to manufacture such components internally or to redesign its systems to accommodate different components because of the failure of the Company's engineering and manufacturing systems to be Year 2000 compliant. The Company is in the process of reviewing the capabilities of its current and other component suppliers to ensure that the components most critical to the Company's products are not sole-sourced. See "Cautionary Statements - Risk Factors--Supply Constraints and Dependence on Sole and Limited Source Suppliers" in the Company's 1997 Annual Report on Form 10-K.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

   SALES

    Sales for the third quarter of 1998 were $21.9 million, a decrease of 49% from third quarter of 1997 sales of $42.6 million. The decrease in sales between such periods has resulted from decreased unit sales of the Company's systems. The decrease in sales was attributable mostly to semiconductor capital equipment customers in the United States, particularly to the Company's largest customer in that industry. The third quarter of 1998 continued to reflect the impact of the current downturn in the semiconductor capital equipment market and continuation of the Asian financial crisis. Many of the customers to whom the Company's OEM customers sell are located in Asia and Japan.

    Although sales to the data storage equipment market decreased significantly on a worldwide basis, sales to the Company's largest customer in that industry almost doubled. Sales to the flat panel display industry in Japan were less than one-eighth of the level of the comparable period last year. Sales to industrial markets were down moderately. The Company sells primarily to the semiconductor capital equipment, data storage and industrial markets in the United States, to the flat panel display and data storage markets in Japan, and to the data storage and industrial markets in Europe. The Company also sells spare parts and repair services worldwide through its customer service technical support organization. Changes in the economies of the countries in which the Company does business can impact the geographic and industrial mixes of the sales by the Company.

    Sales by industry segment for the three months ended September 30, 1998 were as follows: semiconductor capital equipment, $8.0 million; data storage, $5.0 million; flat panel display, $0.9 million; industrial, $6.1 million; customer service technical support, $1.9 million. For the comparable period in 1997, sales by industry were as follows: semiconductor capital equipment, $23.9 million; data storage, $7.4 million; flat panel display, $3.0 million; industrial, $6.7 million; customer service technical support, $1.6 million.

    Sales by geographic region for the three months ended September 30, 1998 were as follows: United States, $13.7 million; Europe, $6.9 million; Japan, $1.1 million; Pacific Rim and other, $0.2 million. For the comparable period in 1997, sales by geographic region were as follows: United States, $31.1 million; Europe, $6.7 million; Japan, $3.7 million; Pacific Rim and other, $1.1 million.

    Sales for the third quarter of 1998 were down 16% from second quarter of 1998 sales of $26.2 million. This decrease was due to decreased demand from semiconductor capital equipment manufacturers in the United States, partially offset by increased demand from data storage equipment manufacturers in Europe and Japan.

   GROSS MARGIN

    The Company's gross margin for the third quarter of 1998 was 31.6%, down from 40.0% in the third quarter 1997 and up from 26.9% in the second quarter of 1998. The decrease in gross margin from the third quarter of 1997 to the third quarter of 1998 was due primarily to unfavorable absorption of manufacturing overhead, partially offset by lower material costs.

    During the fourth quarter of 1997, the Company expanded into a new manufacturing facility in Fort Collins, Colorado. In the second quarter of 1998, the Company relocated part of its previously existing Fort Collins manufacturing operations to a new facility in Austin, Texas. The expansion to new locations was to provide service to one of the Company's major customers whose primary manufacturing facilities are in Austin, and to accommodate the anticipated growth of the semiconductor industry. Beginning late in the fourth quarter of 1997, the semiconductor industry started a downturn, which has continued through the third quarter of 1998. The downturn in this industry with the resulting underutilization of capacity has significantly impacted the Company's financial results. The combination of the expansion and lower sales has resulted in an over-capacity situation for the Company, leading to unfavorable absorption of manufacturing overhead and a substantially reduced gross margin.

    The Company initiated cost reduction measures during the first quarter of 1998, including a 10% reduction in executive salaries and certain scheduled mandatory time off for all personnel, except those in critical functions. These cost reduction measures were continued into the third quarter of 1998 and will be continued through at least the fourth quarter of 1998. Also, the Company implemented other cost-reducing initiatives during the third quarter of 1998, including the closure of one warehouse facility in Fort Collins, Colorado (see "One-time Charges" below). The Company expects that underutilization of manufacturing capacity will continue to negatively impact gross margins until sales to the semiconductor capital equipment market recover or until other markets the Company serves experience significant growth.

    The increase in gross margin from the second quarter of 1998 to the third quarter of 1998 was due primarily to reduced material costs.

   RESEARCH AND DEVELOPMENT

    The Company's research and development expenses are incurred researching new technologies, developing new products and improving existing product designs. Research and development expenses for the third quarter of 1998 were $4.4 million, an increase of 9% from $4.1 million in the comparable period in 1997. The increase in expenses was attributable to increased spending for payroll for new product development, and to higher infrastructure costs. As a percentage of sales, research and development expenses increased to 20.2% in the third quarter of 1998 from 9.6% in the third quarter of 1997, reflecting the lower sales base.

    The Company believes continued research and development investment for development of new products is critical to the Company's ability to serve new and existing markets. Since inception, all research and development costs have been internally funded and expensed.

   SALES AND MARKETING

    Sales and marketing expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses for the third quarter of 1998 were $2.8 million, compared to $2.3 million in the third quarter of 1997, representing an increase of 19%. The increase was attributable to higher payroll costs incurred as the Company continues to increase its sales management and product management capabilities. Additionally, the Company increased spending in 1998 to develop worldwide applications engineering capabilities. As a percentage of sales, sales and marketing expenses increased to 12.7% in the third quarter of 1998 from 5.5% in the third quarter of 1997, reflecting the lower sales base.

   GENERAL AND ADMINISTRATIVE

    General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses for the third quarter of 1998 were $1.8 million, compared to $1.9 million in the third quarter of 1997, representing a decrease of 9%. As a percentage of sales, general and administrative expenses increased to 8.1% in the third quarter of 1998 from 4.6% in the third quarter of 1997, reflecting the lower sales base.

    The Company continues to implement its management system software, including the replacement of existing systems in its domestic and foreign locations. The Company expects that charges related to training and implementation of the software will continue through 1998.

   ONE-TIME CHARGES

    On August 13, 1998 the Company announced a restructuring plan to respond to a downturn in the semiconductor capital equipment business. The plan included a reduction in workforce of 128 people and the closure of one facility in the Company's Fort Collins, Colorado campus. Additionally, the Company abandoned plans to construct a new facility in Fort Collins, Colorado. The Company took a one-time charge of $1.0 million for the restructuring in the third quarter of 1998.

    In the third quarter of 1997, the Company took one-time charges totaling $6.1 million. Included were a charge of $3.0 million for storm damage to the Company's headquarters and main manufacturing facilities, and $3.1 million for purchased in-process research and development as part of the acquisition of Tower.

   OTHER INCOME (EXPENSE)

    Other income (expense) consists primarily of foreign exchange gains and losses, interest income and expense and other non-operating expenses. Other expense for the third quarter of 1998 was $0.2 million, attributable primarily to $0.3 million for a writedown of a stock investment. In the comparable period in 1997, other income was $0.1 million.

    The Company experienced fluctuations in foreign currency exchange rates during 1997 and the first nine months of 1998, particularly against the Japanese yen. As a hedge against currency fluctuations in the yen, the Company entered into various forward foreign exchange contracts during 1997 and 1998 to mitigate the effect of potential depreciation in that currency. The Company continues to evaluate various policies to minimize the effects of currency fluctuations.

   PROVISION FOR INCOME TAXES

    The income tax benefit of $1.1 million for the third quarter of 1998 represented an estimated effective rate of 33.3%, compared to an effective income tax rate for the year 1997 of 39.2%. The higher effective tax rate for 1997 was attributed to nondeductible charges resulting from the acquisition of Tower. The lower effective tax rate in 1998 is due to losses recorded at the Company's subsidiary in Japan in which no tax benefit has been recorded. The Company adjusts its provision for income taxes periodically, based upon the anticipated tax status of all of its foreign and domestic entities.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

   SALES

    Sales for the first nine months of 1998 were $84.8 million, a decrease of 12% from sales of $95.9 million in the comparable period in 1997. Sales to the semiconductor capital equipment market in the United States were significantly lower. Sales to the data storage equipment market decreased moderately while sales to the flat panel display market decreased significantly, primarily due to the Asian financial crisis. Sales to industrial markets increased significantly, due primarily to sales by Tower. Sales to customers in Europe were higher while sales to the United States, Japan and other geographic regions were lower.

    Sales by industry segment for the nine months ended September 30, 1998 were as follows: semiconductor capital equipment, $40.8 million; data storage, $14.2 million; flat panel display, $4.0 million; industrial, $21.4 million; customer service technical support, $4.4 million. For the comparable period in 1997, sales by industry were as follows: semiconductor capital equipment, $56.8 million; data storage, $16.1 million; flat panel display, $6.6 million; industrial, $12.9 million; customer service technical support, $3.5 million.

    Sales by geographic region for the nine months ended September 30, 1998 were as follows: United States, $60.0 million; Europe, $18.6 million; Japan, $4.7 million; Pacific Rim and other, $1.5 million. For the comparable period in 1997, sales by geographic region were as follows: United States, $70.0 million; Europe, $14.5 million; Japan, $8.9 million; Pacific Rim and other, $2.5 million.

   GROSS MARGIN

    The Company's gross margin for the first nine months of 1998 was 29.6%, down from 38.7% in the comparable period in 1997. The decrease in gross margin between the periods presented was due primarily to unfavorable absorption of manufacturing overhead and higher material costs in the first half of 1998. The unfavorable absorption resulted from underutilized capacity resulting from additional manufacturing and warehouse facilities the Company opened between the periods presented, including two in Fort Collins, Colorado during the fourth quarter of 1997 and one in Austin, Texas, during the second quarter of 1998. The higher material costs are a result of a shift in the mix of the products the Company sells. As part of its restructuring, the Company closed one of its six facilities in its Fort Collins, Colorado campus during the third quarter of 1998.

   RESEARCH AND DEVELOPMENT

    Research and development expenses for the first nine months of 1998 were $13.9 million, up from $10.4 million in the comparable period in 1997. The increase was attributable to higher spending for payroll, materials and supplies, purchased services and higher infrastructure costs for new product development. As a percentage of sales, research and development expenses increased to 16.3% in the first nine months of 1998 from 10.8% in the comparable period in 1997, reflecting the lower sales base.

   SALES AND MARKETING

    Sales and marketing expenses for the first nine months of 1998 were $8.7 million, up from $6.5 million in the comparable period in 1997. The increase was attributable to higher spending for payroll to strengthen the Company's sales management and product management teams. As a percentage of sales, sales and marketing expenses increased to 10.2% in the first nine months of 1998 from 6.7% in the comparable period in 1997, reflecting the lower sales base.

   GENERAL AND ADMINISTRATIVE

    General and administrative expenses for the first nine months of 1998 were $5.8 million, up from $4.9 million in the comparable period in 1997. The increase was attributable to amortization of goodwill and higher spending for payroll. As a percentage of sales, general and administrative expenses increased to 6.9% in the first nine months of 1998 from 5.1% in the comparable period in 1997, reflecting the lower sales base.

   OTHER INCOME (EXPENSE)

    Other income for the first nine months of 1998 was $0.2 million, attributable primarily to $0.8 million of interest income from marketable securities, offset by the writedown of a stock investment of $0.3 million and $0.3 million of other expense.

   PROVISION FOR INCOME TAXES

    The income tax benefit of $1.4 million for the first nine months of 1998 represented an estimated effective rate of 34.3% compared to an effective income tax rate for the year 1997 of 39.2%. The lower tax rate in 1998 when compared to 1997 is due to losses incurred in Japan in which no tax benefit has been recorded.


LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations, acquired equipment and met its working capital requirements through cash flow from operations, borrowings under its revolving line of credit, long-term loans secured by property and equipment, and, since November 1995, proceeds from underwritten public offerings.

    Operations provided cash of $7.6 million in the first nine months of 1998, primarily as a result of depreciation, amortization, and decreases in accounts receivable and inventories, partially offset by net loss, decreases in accounts payable and decreased accruals for payroll, employee benefits and income taxes. In the comparable period in 1997, operations provided cash of $0.8 million, primarily as a result of net income plus non-cash expenses affecting net income, and increases in accounts payable and other accruals, offset by increases in accounts receivable and inventories.

    Investing activities used cash of $6.1 million in the first nine months of 1998, and included the purchase of property and equipment for $4.1 million, the purchase of assets of FST for $2.5 million, and investment in preferred stock of Litmas, Inc. ("Litmas") for $1.0 million. In the comparable period in 1997, investing activities used cash of $14.8 million and included the acquisition of Tower for $12.1 million and the purchase of property and equipment for $2.7 million.

    Financing activities in the first nine months of 1998 used cash of $2.9 million and consisted primarily of net changes of notes payable and capital lease obligations [$3.3 million]. Financing activities in the comparable period in 1997 provided cash of $12.1 million and consisted primarily of short-term borrowings undertaken in connection with the purchase of Tower [$12.0 million], and capital lease obligations and proceeds from notes receivable.

    The Company plans to spend approximately $0.7 million through the remainder of 1998 for the acquisition of manufacturing and test equipment and furnishings.

    As of September 30, 1998, the Company had working capital of $60.3 million. The Company's principal sources of liquidity consisted of $10.0 million of cash and cash equivalents, $19.2 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit, with options to convert up to $10.0 million to a three-year term loan. Advances under the revolving line of credit bear interest at either the prime rate (8.00% at October 31, 1998) minus 1.25% or the LIBOR 360-day rate (4.75125% at October 31,
1998) plus 150 basis points, at the Company's option. All advances under the revolving line of credit will be due and payable in December 2003; however, there were no advances outstanding as of September 30, 1998.

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

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK

         Not applicable.

PART II  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

       The Company is not aware of any material legal proceedings to which it or any of its subsidiaries is a party.


    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       Not applicable.


    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       Not applicable.


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

    10.1     Comprehensive Supplier Agreement, dated May 18, 1998, between
             Applied Materials Inc., and the Company(2)+



    10.2     Purchase Order and Sales Agreement, dated July 1, 1993, amended
             September 16, 1995 between Lam Research Corporation and the
             Company(1)+

    10.3     Purchase Agreement, dated November 1, 1995, between Eaton
             Corporation and the Company(3)+

    10.4     Loan and Security Agreement, dated August 15, 1997, among Silicon
             Valley Bank, Bank of Hawaii and the Company(4)

    10.5     Loan Agreement dated December 8, 1997, by and among Silicon Valley
             Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower(5)

    10.6     Lease, dated June 12, 1984, amended June 11, 1992, between Prospect
             Park East Partnership and the Company for property in Fort Collins,
             Colorado(1)

    10.7     Lease, dated March 14, 1994, as amended, between Sharp Point
             Properties, L.L.C., and the Company for property in Fort Collins, Colorado(1)

    10.8     Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C.
             and the Company for a building in Fort Collins, Colorado(1)

    10.9 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas(2)

    10.10    Lease, dated April 15, 1998, between Cameron Technology
             Investors, Ltd., and the Company for property in Austin, Texas(2)

    10.11    Form of Indemnification Agreement(1)

    10.12    1995 Stock Option Plan, as amended and restated(5)*

    10.13    Employee Stock Purchase Plan(1)*

    10.14    1995 Non-Employee Directors' Stock Option Plan(1)*

    27.1     Financial Data Schedule for the nine-month period ended September
             30, 1998.


(b) No reports on Form 8-K were filed or required to be filed by the Company during the quarter ended September 30, 1998.

-----------------
                                       20

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

     (2) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-26966), filed August 7, 1998.

     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26966), filed March 28, 1996, as amended.

     (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

     (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26966), filed March 24, 1998.

     *    Compensation Plan

     + Portions of these documents have been omitted in accordance with an order by the SEC granting confidential treatment. Such omitted material has been filed separately with the SEC.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      ADVANCED ENERGY INDUSTRIES, INC.


                      /s/ Richard P. Beck
                      --------------------

                      Senior Vice President, Chief Financial   November 12, 1998
                      Officer, Assistant Secretary and
                      Director (Principal Financial Officer
                      and Principal Accounting Officer)

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

     10.1    Comprehensive Supplier Agreement, dated May 18, 1998, between
             Applied Materials Inc., and the Company(2)+

     10.2    Purchase Order and Sales Agreement, dated July 1, 1993, amended
             September 16, 1995 between Lam Research Corporation and the
             Company(1)+

     10.3    Purchase Agreement, dated November 1, 1995, between Eaton
             Corporation and the Company(3)+

     10.4    Loan and Security Agreement, dated August 15, 1997, among Silicon
             Valley Bank, Bank of Hawaii and the Company(4)

     10.5    Loan Agreement dated December 8, 1997, by and among Silicon Valley
             Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower(5)

     10.6    Lease, dated June 12, 1984, amended June 11, 1992, between Prospect
             Park East Partnership and the Company for property in Fort Collins,
             Colorado(1)

     10.7    Lease, dated March 14, 1994, as amended, between Sharp Point
             Properties, L.L.C., and the Company for property in Fort Collins, Colorado(1)

     10.8    Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C.
             and the Company for a building in Fort Collins, Colorado(1)

     10.9 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas(2)

     10.10   Lease, dated April 15, 1998, between Cameron Technology Investors,
             Ltd., and the Company for property in Austin, Texas(2)

     10.11   Form of Indemnification Agreement(1)

     10.12   1995 Stock Option Plan, as amended and restated(5)*

     10.13   Employee Stock Purchase Plan(1)*

     10.14   1995 Non-Employee Directors' Stock Option Plan(1)*

     27.1    Financial Data Schedule for the nine-month period ended September
             30, 1998.


---------------

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

     (2) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-26966), filed August 7, 1998.

     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26966), filed March 28, 1996, as amended.

     (4) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

     (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26966), filed March 24, 1998.

     *    Compensation Plan

     + Portions of these documents have been omitted in accordance with an order by the SEC granting confidential treatment. Such omitted material has been filed separately with the SEC.