Form 10-K405
period 1998-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 1999-03-24
CIK 927003

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             -------------------

                                 FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

For the transition period from __________  to __________.

                       Commission file number:  0-26966

                       ADVANCED ENERGY INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                84-0846841
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


1625 SHARP POINT DRIVE, FORT COLLINS, CO                80525
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of February 28, 1999, there were 26,891,782 shares of the Registrant's Common Stock outstanding and the aggregate market value of such stock held by non-affiliates of the Registrant was $187,896,720.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 5, 1999 are incorporated by reference into
Part III of this Form 10-K.

                       ADVANCED ENERGY INDUSTRIES, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

PART I
  ITEM 1.   BUSINESS                                                      4
            EXECUTIVE OFFICERS OF THE REGISTRANT                         28
  ITEM 2.   PROPERTIES                                                   29
  ITEM 3.   LEGAL PROCEEDINGS                                            29
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS                                                    29

PART II
  ITEM 5.   MARKET PRICE FOR REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS                                30
  ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA                         31
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                        32
  ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                48
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  49
  ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURES                                                71


PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           72
  ITEM 11.  EXECUTIVE COMPENSATION                                       72
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                             72
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               72


PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K                                                73


PART I

ITEM 1.  BUSINESS

    GENERAL

    Advanced Energy is a leading supplier of power conversion and control systems incorporated in plasma-based thin film production equipment. The Company's systems are key elements of semiconductor, data storage, flat panel display, and a range of other industrial manufacturing equipment that utilize gaseous plasmas to deposit or etch thin film layers on materials or substrates such as silicon, glass and metals. The effectiveness of plasma-based production processes depends largely on the quality of the electrical power used to ignite and manipulate the plasma. The Company's power conversion and control systems refine, modify and control the raw power from a utility and produce power which is uniform, predictable and precisely repeatable to permit the production of identical films of unvarying thickness on a mass scale. Customer applications of the Company's systems include an array of thin film processes such as physical vapor deposition, etch, chemical vapor deposition, plasma-enhanced chemical vapor deposition and ion implantation, as well as non thin film applications such as modems and non-impact printers. The technology of these processes is used in a broad range of applications such as the production of semiconductors, magnetic hard disks, CD-ROMs, audio and video discs, thin film heads, liquid crystal displays and optical, glass and automobile coatings. The Company's customers include Applied Materials, Lam Research, Balzers, Eaton, Intevac, Multi-Arc, Novellus, Singulus Technologies and Ulvac Technologies.

    The Company seeks to expand its product offerings and customer base. In August 1997, the Company acquired Tower Electronics, Inc. ("Tower"). This acquisition expanded the Company's technology and customer base, and provided the Company with the capability to design and manufacture power conversion systems for use in modems, non-impact printers, night vision goggles and laser devices. Representative customers of these systems include U.S. Robotics, Videojet Systems International and ITT.

    Another step in achieving further market penetration was taken in September 1998 when the Company acquired the assets of Fourth State Technology, Inc. ("FST"). This acquisition provided the Company with the capability to design and manufacture power-related process control systems used to monitor and analyze data in thin film processes.

    In October 1998, the Company acquired RF Power Products, Inc. ("RFPP"), which designs, manufactures and markets radio frequency (RF) power conversion and control systems consisting of generators and matching networks. This acquisition expanded the Company's existing product line of RF generators and matching networks. Generators provide radio frequency power and matching networks provide the power flow control to the customers' equipment. The Company sells these products principally to semiconductor capital equipment manufacturers. The Company also sells similar systems to capital equipment manufacturers in the flat panel display and thin film disk media industries. The Company is exploring applications for these products in other industries, including medical and surgical instrumentation, food processing and preparation and materials processing.

    Since inception, the Company has sold over 100,000 power conversion and control systems. Sales to customers in the semiconductor capital equipment industry constituted 59% of the Company's sales in 1997 and 49% in 1998. The Company sells its systems primarily through direct sales personnel to customers in the United States, Europe and Asia, and through distributors in China, France, Israel, Italy, Japan, Singapore, Sweden and Taiwan. International sales represented 23% of the Company's sales in 1997 and 28% in 1998.

DEVELOPMENT OF COMPANY BUSINESS

    Advanced Energy was incorporated in Colorado in 1981 and reincorporated in Delaware in September 1995. In November 1995, Advanced Energy effected the initial public offering of its Common Stock. As used in this Form 10-K, references to "Advanced Energy" refer to Advanced Energy Industries, Inc. and references to the "Company" refer to Advanced Energy and its consolidated subsidiaries. The Company's principal executive offices are located at 1625 Sharp Point Drive, Fort Collins, Colorado 80525; its telephone number is
(970) 221-4670.

PRODUCTS

    The Company's switchmode power conversion and control technology products have enabled its customers to develop new plasma processing applications. In 1982, the Company introduced its first low-frequency switchmode power conversion and control system specifically designed for use in plasma processes. In 1983, the Company introduced its first direct current (DC) system designed for use in physical vapor deposition (PVD) sputtering applications. This DC-based system is a compact, cost-effective power solution, which greatly reduced stored energy, a major limitation in PVD systems. This theme was carried further with the introduction of the Pinnacle series of DC-based systems in 1995. In the early 1990's the Company introduced the first fully switchmode RF power conversion and control systems for use in semiconductor etch applications. This product achieved significant design wins because of its smaller size and the ability to provide more precise control. During 1998 the Company developed the APEX series of RF systems which use new technology to further reduce size and extend the frequency and power range of the Company's RF product line. The Company introduced a family of accessories for the DC product line in 1993; these pulsed DC products provide major improvements in arc prevention and suppression. The Company is currently extending the power range of its systems to much higher power levels to enable it to supply products for emerging industrial applications. The products in these product families range in price from $1,500 to $80,000, with an average price of approximately $9,200.

    As a result of the Tower acquisition in August 1997, the Company expanded its product line to include low-power DC power conversion systems for use in telecommunications and other industrial applications. These power conversion systems range in power from 50 watts to 600 watts and have an average selling price of approximately $500.

    As a result of the RF Power Products acquisition in October 1998, the Company expanded its product line of RF generators and matching networks. Solid-state generators are presently available for power requirements of up to 5,000 watts and are sold primarily to capital equipment manufacturers in the semiconductor equipment, flat panel, thin film, and analytical equipment markets. Tube-type generators are available at power levels from 10,000 to 30,000 watts and are primarily sold to capital equipment manufacturers in the film disc media market. RF matching networks are systems composed primarily of variable inductors and capacitors with application-specific circuits that can be designed to a customer's specific power requirements. The Company's RF generators and matching networks have average selling prices similar to the Company's switchmode and DC products.

    Also in 1998 the Company acquired substantially all of the assets of FST, a developer and producer of advanced RF measurement products and process control systems.

    The following chart sets forth the Company's principal product lines and related basic information:

--------------------- ---------------- ---------------------- --------------------- ------------------------
                          Product                                Power/Current           Major Process
                          Platform          Description              Level               Applications

--------------------- ---------------- ---------------------- --------------------- ------------------------
                       MDX             Power control and      500W-80kW             PVD
                                       conversion system                            - Metal sputtering

                                                                                    - Reactive sputtering

                      ---------------- ---------------------- --------------------- ------------------------
       DIRECT          MDX II          Power control and      15kW-120kW            PVD
                                       conversion system                            - Metal sputtering

      CURRENT                                                                       - Reactive sputtering

                      ---------------- ---------------------- --------------------- ------------------------
                       Pinnacle-TM-    Power control and      6kW-120kW             PVD
      PRODUCTS                         conversion system                            - Metal sputtering

                                                                                    - Reactive sputtering

                      ---------------- ---------------------- --------------------- ------------------------
                       Sparc-le        Arc management         1kW-60kW              For use with MDX
                       -Registered     accessory                                    systems -- permits
                       Trademark-                                                   precise control of
                                                                                    reactive sputtering of
                                                                                    insulating films

                      ---------------- ---------------------- --------------------- ------------------------
                      E-Chuck          Electrostatic chuck    Less than 100W        General wafer handling
                                       power system                                 in semiconductor PVD,
                                                                                    CVD, and etch
                                                                                    applications

--------------------- ---------------- ---------------------- --------------------- ------------------------
     HIGH-POWER       Astral-TM- - 20  Pulsed DC power        20kW                  PVD
                                       system                                       - Metal sputtering
                                                                                    - Reactive sputtering

                      ---------------- ---------------------- --------------------- ------------------------
      PRODUCTS        Astral-TM- - 120 Pulsed DC power        120kW                 PVD
                                       system                                       - Reactive sputtering

                      ---------------- ---------------------- --------------------- ------------------------
                      Crystal-TM-      Multizone induction    120kW                 Semiconductor epitaxy
                                       heating power system

--------------------- ---------------- ---------------------- --------------------- ------------------------
                       PE and PE-II    Low-frequency          1.25kW-30kW           CVD
   LOW- AND MID-                       power control and                            PVD
                                       conversion system                            - Reactive sputtering
     FREQUENCY                                                                      Surface modification

                      ---------------- ---------------------- --------------------- ------------------------
                       PD              Mid-frequency          1.25kW-8kW            CVD
      PRODUCTS                         power control and                            PVD
                                       conversion system                            - Reactive sputtering
                                                                                    Surface modification

                      ---------------- ---------------------- --------------------- ------------------------
                      LF               Low-frequency          500W-1kW              Etch
                                       power control and                            PVD
                                       conversion system

--------------------- ---------------- ---------------------- --------------------- ------------------------
                      HFV              Power control and      3kW-8kW               PVD
                                       conversion system                            Etch

                      ---------------- ---------------------- --------------------- ------------------------
       RADIO           RFX             Power control and      600W                  General R&D
                                       conversion system

                      ---------------- ---------------------- --------------------- ------------------------
     FREQUENCY         RFG             Power control and      600W-5.5kW            Etch
                                       conversion system                            CVD

                      ---------------- ---------------------- --------------------- ------------------------
      PRODUCTS         RFXII           Power control and      600W-5.5kW            Etch
                                       conversion system                            CVD

                      ---------------- ---------------------- --------------------- ------------------------
                      APEX-TM-         Power control and      1000W-10kW            Etch
                                       conversion system                            CVD

                      ---------------- ---------------------- --------------------- ------------------------
                      AZX, VZX,        Tuner                  100W-5kW              Impedance matching
                      SwitchMatch-TM-                                                 network

                      ---------------- ---------------------- --------------------- ------------------------
                      RF               Power control and      500W-3kW              Etch
                                       conversion system                            CVD

                      ---------------- ---------------------- --------------------- ------------------------
                      Hercules-TM-     Power control and      10kW-30kW             PVD
                                       conversion system

                      ---------------- ---------------------- --------------------- ------------------------
                      Atlas-TM-        Power control and      1.5kW-5kW             Etch
                                       conversion system

                      ---------------- ---------------------- --------------------- ------------------------
                      Mercury-TM-      Tuner                  500W-10kW             Impedance matching
                                                                                    network

                      ---------------- ---------------------- --------------------- ------------------------
                      FTMS             Tuner                  2kW-5kW               Impedance matching
                                                                                    network

--------------------- ---------------- ---------------------- --------------------- ------------------------
       OTHER          Gen-Cal-TM-      RF power measurement   50W-3kW               Generator diagnostic
                                                                                    tool

                      ---------------- ---------------------- --------------------- ------------------------
                      RF-EP            RF probe               50W-5kW               End-point detection
                                                                                    system

                      ---------------- ---------------------- --------------------- ------------------------
      PRODUCTS         Z-Scan-TM-      RP probe               50W-5kW               Impedance measurement
                                                                                    tool

                      ---------------- ---------------------- --------------------- ------------------------
                      RF-MS            RF metrology system    5W-5kW                Plasma diagnostic tool

                      ---------------- ---------------------- --------------------- ------------------------
                       ID              Ion-beam conversion    500W-5kW              Ion-beam deposition
                                       and control system                           Ion implantation
                                                                                    Ion-beam etching/milling

                      ---------------- ---------------------- --------------------- ------------------------
                      E'Wave-TM-       Bi-polar               400W-8kW              Electroplating copper
                                       electroplating                               onto a wafer

--------------------- ---------------- ---------------------- --------------------- ------------------------


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

    THE PINNACLE-TM- PLATFORM. The Pinnacle platform, introduced in 1995, is the most recent platform in the DC product line. Pinnacle was developed primarily for use in DC PVD sputtering processes and provides substantial improvements in arc prevention, arc suppression capability, reduced size, higher precision and expanded control capability. The low stored energy of Pinnacle, a basic feature of the Company's DC power conversion equipment, is the lowest ever achieved in a switchmode power supply, and is due to the patented basic circuit topology.

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

    ASTRAL-TM- PRODUCTS. The Astral products, made in both 20kW and 120kW versions, offer a new technology, called "current pulsed dual magnetron sputtering." The first of these units is in experimental use in development of coatings for CRT displays, automotive applications, and new types of glass coatings.

    CRYSTAL-TM-. The Crystal 120kW power conversion unit was developed for multizone induction heating in heating systems for semiconductor processing equipment in which layers are formed on heated semiconductor wafers by chemical vapor deposition, producing epitaxial growth (the growth of a single crystal film as determined by the underlying wafer). One of the problems in forming such layers on a semiconductor wafer is ensuring that the temperature of the semiconductor wafer is kept uniform across the wafer during the deposition process, i.e., during heat-up, processing and cool-down. Since the deposition rate of a layer of material upon the wafer is dependent on the temperature of the wafer, any temperature variations between the center and edge of a wafer will result in an undesirable deposition of a layer of non-uniform thickness on the wafer. The multizone capability of the Crystal 120kW power conversion unit permits the furnace system to divide the wafer heater into as many as six zones, and control power to each zone independently.

LOW- AND MID-FREQUENCY PRODUCTS

    THE PE AND PD SERIES. The PE low-frequency power systems were introduced in 1982. The PE series systems are air cooled and primarily intended for use in certain PVD, CVD and industrial surface modification applications, including dual cathode sputtering and printed circuit board de-smearing. The PE series systems range in frequency from 25kHz to 100kHz. The PE-II systems are water cooled and produce 10kW at 40kHz. The PD series of mid-frequency power conversion and control systems, introduced in 1990, represented significant technological advancements by applying switchmode techniques to higher frequencies. The water-cooled PD systems are used primarily in semiconductor etch and CVD applications. The PD series range in frequency from 275kHz to 400kHz. Both the PE and PD series systems have cost-effective single-stage power generation, and include systems with pulsed power technology.

    LF GENERATORS. The LF low-frequency generators were introduced to the Company as a result of the acquisition of RF Power Products. The LF-5 is a 500W unit and the LF-10 is a 1kW unit. Both of these units are variable-frequency, microprocessor-controlled systems. With a frequency range extending from 50kHz to 460kHz, these generators are a good complement to the PD and PE series.

RADIO FREQUENCY PRODUCTS

    HFV POWER GENERATOR. The HFV power generator produces 3, 5, or 8kW of power at a variable frequency of about 2MHz for powering inductively coupled plasma (ICP) systems. It is water cooled and ultra compact, providing up to 8kW of power in a 5-1/4 inch rack mount enclosure 20-1/4 inches deep, thereby representing the highest power density in the industry at these frequencies.

    THE RF SERIES. The RFX system is a 13.56MHz, 600W, air-cooled platform introduced in 1985. This low-power system is used primarily in research and development applications. The RFG and RFXII, introduced in the early 1990s, are water-cooled power conversion and control systems utilizing a hybrid switchmode technology. The RFG and RFXII systems operate at frequencies ranging from 4MHz to 13.56MHz. These systems were the first fully switchmode RF designs. These RF systems are most commonly used in semiconductor processes, including RF sputtering, plasma etching/deposition, and reactive ion etching applications.

    During 1998 the Company developed the APEX series of power control and conversion systems, which have the highest power density ever produced at RF frequencies. One APEX unit produces 10kW at 13.56MHz in a 5-1/4 inch rack mount enclosure. Another APEX unit produces 5.5 kW in a 5x7.5x15 inch enclosure, and still another produces 3kW in the same enclosure but includes a switchable matching network and a voltage-current (V-I) probe measurement system in the package. The APEX line includes power conversion systems which produce 1,2,4 and 8kW at 27.12MHz.

    The RF-5, RF-10, RF-20, and RF-30 units generate power between 500W and 3kW. These units are available at 13.56 and 27.12MHz. These units are being replaced in new applications with either the Atlas or APEX power systems.

    THE ATLAS-TM- SERIES. The Atlas power systems were introduced in 1998. These systems currently range in power from 1.5kW to 5kW at nominal frequencies of 13.56 and 27.12MHz. These units complement the Company's new APEX series. For a number of applications, the ability to sweep the frequency about the nominal center frequency provides significant advantages to the customer. Now, the customer can choose to have either the compact package of the fixed-frequency APEX, or, where required, the frequency agility of the Atlas systems.

    THE HERCULES-TM- SERIES. The new Hercules series was introduced in 1998. These power generation systems range in power from 10kW to 30kW at 13.56 and 27.12MHz. These units employ a solid state front end with tube technology for the high-power output stage.

    THE AZX SERIES. The AZX series tuners are RF matching networks designed as accessories to match the complex electrical characteristics of a plasma to the requirements of the Company's RF series of power conversion and control systems. AZX tuners, introduced in 1989, are also sold separately for incorporation into other vendors' power conversion and control systems. The AZX tuners typically operate at a 13.56MHz frequency range. The VZX series tuners, introduced in 1998, are digital automatic impedance matching networks which utilize a predictive algorithm to provide tuning speeds up to three times faster than the older AZX series. SwitchMatch-TM- networks, also introduced by the Company in 1998, are selectable fixed matching units, which the Company offers both as part of APEX systems and as standalone products.

    THE MATCHING NETWORK SERIES. The mechanical matching networks are available in power handling capabilities up to 30kW. These matching networks are extremely compact, utilizing two ceramic envelope vacuum variable capacitors. The modular construction of the matching networks allows rapid customization without the delays usually encountered in custom design. Since most applications require custom refinements for optimum performance, this feature has benefited the Company greatly in achieving numerous design wins. In 1998, the Company introduced the FTMS (Frequency Transformation Matching System), which is a solid state matching network with no moving parts. This system is used in conjunction with the Company's Atlas generators. The FTMS is available in power levels up to 5kW.

OTHER PRODUCTS

    THE RF-EP END-POINT DETECTION SYSTEM.   The RF-EP reduces length of time
to end-point on CVD and etch chambers in comparison to optical detection. This system uses one of three signals (voltage, current or phase) to precisely and accurately detect end-point. The RF-EP also greatly reduces the level of greenhouse emissions by consuming less process gas.

    THE Z- Scan-TM- VOLTAGE-CURRENT (V-I) PROBE. This unit, first delivered in 1998, replaces the RFZ impedance probe introduced in 1993. Z-Scan measures the RF properties of a plasma process and provides condensed information through its Z-Ware software. The sensing technology incorporated in Z-Scan probe allows accurate, real-time measurement of power, voltage, current and impedance levels at both fundamental and harmonic frequencies, under actual powered process conditions. Such measurements can not only help the Company's customers design their process systems, but can be used as sensitive detectors of process conditions, including etch endpoint.

    THE RF-MS DIAGNOSTIC SYSTEM.   The RF-MS simultaneously performs
end-point and excursion detection for multiple CVD chambers. Additionally, the system's software monitors the long-term transients in the process tool performance such as wet clean and transition in the film stress. The RF-MS has demonstrated significant cost savings through improved wafer yields, reduced particle contamination and higher throughput.

    THE ID SERIES. The ID power conversion and control systems, introduced in 1981, were the first products designed by the Company. These systems were specifically designed to power broad-beam ion sources. ID series systems are composed of a coordinated set of multiple special purpose power supplies that are used for ion-beam deposition and sputtering, implantation and etching and milling.

    THE E'WAVE-TM-. The E'Wave is designed for the semiconductor industry for electroplating copper onto a wafer. The power supply can produce up to four channels of multi-step, bi-polar, square waveforms. Each channel can produce 400W continuous and up to 2kW peak, for a total supply output of 1.6kW continuous and 8kW peak.

MARKETS AND CUSTOMERS

MARKETS

    Sales to customers in the semiconductor capital equipment industry represented 59% of the Company's sales 1997 and 49% in 1998. Increasingly, the Company's power conversion and control systems are being used in markets other than the semiconductor capital equipment industry, including flat panel display, data storage and various industrial applications. The following is a discussion of the major markets for the Company's systems:

    SEMICONDUCTOR MANUFACTURING EQUIPMENT MARKET. The Company sells its products primarily to semiconductor equipment manufacturers for incorporation into equipment used to make integrated circuits. The Company's products are currently used in a variety of applications including deposition, etch, ion implantation and megasonic cleaning. The precise control over plasma processes that use the Company's power conversion and control systems enables the production of integrated circuits with reduced feature sizes and increased speed and performance. The Company anticipates that the semiconductor capital equipment industry will continue to be a substantial part of its business for the foreseeable future.

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

    THIN FILM INDUSTRIAL MARKETS. The Company sells its products to OEMs and producers of end products in a variety of industrial markets. Thin film optical coatings are used in the manufacture of many industrial products including solar panels, architectural glass, eyeglasses, lens coatings, bar-code readers and front surface mirrors. Thin films of diamond coatings and other materials are currently applied to products in plasma-based processes to strengthen and harden surfaces on such diverse products as tools, automotive parts and hip joint replacements. Other thin film processes that use the Company's products also enable a variety of industrial packaging applications, such as decorative wrapping and food packaging. The advanced thin film production processes allow precise control of various optical and physical properties, including color, transparency and electrical and thermal conductivity. The improved adhesion and high film quality resulting from plasma processing make it the preferred method of applying the thin films. Many of these thin film industrial applications require power levels substantially greater than those used in the Company's other markets.

    OTHER INDUSTRIAL MARKETS. Tower sells low-wattage power supplies to OEMs in the telecommunications, non-impact printing and laser markets. As an example, Tower provides U.S. Robotics, a subsidiary of 3Com, with three models of power supplies that are used in modems for Internet service providers. Tower also provides products to the largest manufacturer of non-impact printers used for printing date codes and lot information on beverage cans.

APPLICATIONS

    The Company's products have been sold for use in connection with the following processes and applications:

       Semiconductor                Data Storage                Flat Panel Display          Industrial/Research
       -------------                ------------                ------------------          --------------------
Physical vapor deposition    Thin film heads                  Liquid crystal displays      Optical coatings
Etching                      CD-ROMs                          Active matrix LCDs           Automobile coatings
Ion implantation             Audio discs                      Digital micro-mirror         Food package coatings
Chemical vapor deposition    Recordable CDs                   Plasma displays              Glass coatings
  (metal and dielectric)     Hard disk magnetic media         Large flat panel displays    Consumer products coatings
Plasma-enhanced CVD          Hard disk carbon wear coatings   Field emission displays      Circuit board etch-back and de-smear
Magnet field controls        Magneto-optic CDs                LCD projection               Photovoltaics
Photo-resist stripping       Digital video discs (DVD)                                     Medical applications
Megasonic cleaning                                                                         Superconductors
Etch (post-treatment)                                                                      Diamond-like coatings
HDP-CVD                                                                                    Chemical, physical and materials research
                                                                                           Telecommunications
                                                                                           Non-impact printing

CUSTOMERS

    The Company has sold its systems worldwide to more than 100 OEMs and directly to more than 500 end-user customers. Since inception, the Company has sold more than 100,000 power conversion, measurement, and control systems. The Company's largest customers are involved principally in the semiconductor capital equipment market. The Company also has significant customers in the data storage equipment, flat panel display equipment and industrial markets. Sales to Applied Materials, Lam Research, and Balzers accounted in the aggregate for 47% of the Company's total sales in each of 1996 and 1997 and 40% in 1998. The Company expects that sales of its products to these three customers will continue to account for a high percentage of its sales in the foreseeable future. Representative customers of the Company include:

Alcatel Comptech                                          Mattson Technologies
Applied Materials                                         Motorola
Balzers                                                   Novellus
CVC Products                                              Optical Coating Laboratory
First Light Technology                                    PlasmaTherm
Fujitsu                                                   Sony
Hewlett-Packard                                           Sputtered Films
IBM                                                       Texas Instruments
Intevac                                                   Ulvac Technologies
Komag                                                     U.S. Robotics
Lam Research                                              Verteq
Materials Research Division of Tokyo Electron, Ltd.       Videojet International


MARKETING, SALES AND SERVICE

    The Company sells its systems primarily through direct sales personnel to customers in the United States, Japan and Europe. The Company's sales personnel are located at the Company's headquarters in Fort Collins, Colorado, and in regional sales offices in Voorhees, New Jersey; Milpitas, California; Concord, Massachusetts; and Austin, Texas. To serve customers in Asia and Europe, the Company has offices in Tokyo, Japan; Filderstadt, Germany; Bicester, United Kingdom; Dorking, United Kingdom; and Seoul, South Korea; which have primary responsibility for sales in their respective markets. The Company also has distributors and sales representatives in China, France, Israel, Italy, Japan, Singapore, Sweden and Taiwan. Tower, which is located in Fridley, Minnesota, sells through manufacturers' representatives.

    Sales outside the United States represented approximately 22% of the Company's total sales during 1996 and 23% in 1997. Such sales represented 28% of the Company's total sales in 1998. The Company expects sales outside the United States to continue to represent a significant portion of future sales. Although the Company has not experienced any significant difficulties involving international sales, such sales are subject to certain risks, including exposure to currency fluctuations, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and taxes, and longer payment cycles typically associated with international sales. The future performance of the Company will depend, in part, upon its ability to compete successfully in Japan, one of the largest markets for semiconductor fabrication equipment and flat panel display equipment, and a major market for data storage and other industrial equipment utilizing the Company's systems. The Japanese market has historically been difficult for non-Japanese companies to penetrate. Although the Company and a number of its significant non-Japanese customers have begun to establish operations in Japan, there can be no assurance that the Company or its customers will be able to maintain or improve their competitive positions in Japan.

    The Company believes that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with its customers. The Company maintains customer service offices in Fort Collins, Colorado; Voorhees, New Jersey; Milpitas, California; Tokyo, Japan; Filderstadt,

Germany; Dorking, United Kingdom; and Seoul, South Korea. Tower maintains a customer service office in Fridley, Minnesota.

    The Company offers warranty coverage for its systems for periods ranging from 12 to 24 months after shipment against defects in design, materials and workmanship.

MANUFACTURING

    The Company's manufacturing facilities are located in Fort Collins, Colorado; Austin, Texas; Voorhees, New Jersey; and Fridley, Minnesota. The Company's manufacturing activities consist of the assembly and testing of components and subassemblies which are then integrated into final products. Once final testing of all electrical and electro-mechanical subassemblies is completed, the final product is subjected to a series of reliability enhancing operations prior to shipment to customers. The Company purchases a wide range of electronic, mechanical and electrical components, some of which are designed to the Company's specifications. The Company does outsource some of its subassembly work.

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

INTELLECTUAL PROPERTY

    The Company has a policy of seeking patents on inventions governing new products or technologies as part of its ongoing research, development, and manufacturing activities. The Company currently holds sixteen United States patents and four foreign patents covering various aspects of its products, and has other patent applications pending in the U.S., Europe and Japan. The Company believes the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. No assurance can be given that the Company's patents will be sufficiently broad to protect the Company's technology, nor that any existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to the Company. Any of such events could have a material adverse effect on the Company's business, financial condition and results of operations.

    Although the Company has not been notified of any infringement by its products of any patents or proprietary rights of others, there can be no assurance that such infringements do not exist or will not occur in the future. Litigation may be necessary in the future to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The markets in which the Company competes have seen an increase in global competition, especially from Japanese- and European-based equipment vendors. The Company has several foreign and domestic competitors for each of the DC, low-frequency and mid-frequency alternating current (AC), and radio frequency AC lines of products. Some of these competitors are larger and have greater resources than the Company. The Company's ability to continue to compete successfully in these markets depends upon its ability to introduce product enhancements and new products on a timely basis. The Company's primary competitors are ENI, a subsidiary of Astec (BSR) PLC, Huettinger, Shindingen, Kyosan, Comdel and Daihen. The Company's competitors in each product area are expected to continue to improve the design and performance of their systems and to introduce new systems with competitive performance characteristics. To remain competitive, the Company believes it will be required to maintain a high level of investment in research and development and sales and marketing. No assurance can be given that the Company will continue to be competitive in the future.

OPERATING SEGMENT

    The Company operates and manages its business of supplying power conversion and control systems as one segment.

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

    Research and development expenses were $17.3 million in 1996, $19.3 million in 1997 and $23.8 million in 1998. Such expenses represented 13.3% of the Company's total sales in 1996, 11.0% in 1997 and 19.1% in 1998. The Company believes that continued research and development investment and ongoing development of new products are essential to the expansion of its markets and does not expect any significant decline in spending in dollar terms.

NUMBER OF EMPLOYEES

    At December 31, 1998, the Company had a total of 876 employees, of whom 858 are full-time continuous employees. There is no union representation of the Company's employees, and the Company has never experienced a work stoppage. The Company utilizes temporary employees as a means to provide additional staff while reviewing the performance of the temporary employee. The Company considers its employee relations to be good.

EFFECTS OF ENVIRONMENTAL LAWS

    The Company is subject to federal, state and local environmental laws and regulations. The Company is in compliance with all such laws and regulations.

CAUTIONARY STATEMENTS - RISK FACTORS

QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

    The Company has experienced and expects to continue to experience significant fluctuations in its quarterly operating results. The Company believes such fluctuations are affected by a variety of factors, including the following:

     - The Company's sales often are subject to its customers' production schedules because the Company is a supplier of subsystems;

     - The Company operates with a low level of backlog, which at any point is not sufficient to meet its revenue expectations for a particular quarter, because it makes a substantial and increasing proportion of its shipments on a "just-in-time" basis (meaning that it ships systems within a few days or hours after receiving the order); and

     - it is difficult for the Company to predict accurately the timing and level of revenues for a particular quarter because orders generally are subject to cancellation or delay at the customer's option without penalty.

Fluctuations in the Company's quarterly revenues can result from factors such as:

     - specific economic conditions in the semiconductor and semiconductor capital equipment industries and other industries in which the Company's customers operate;

     -    the timing of orders from major customers;

     -    customer cancellations and shipment delays;

     -    pricing competition;

     -    component shortages resulting in manufacturing delays;

     -    changes in customers' inventory management practices;

     -    exchange rate fluctuations; and

     -    the introduction of new products by the Company or its competitors.

In addition, electronics companies, including companies in the semiconductor capital equipment industry, experience pressure to reduce costs. This causes the Company's customers to exert pressure on the Company to reduce prices, shorten delivery times, and extend payment terms, all of which could lead to significant changes in revenue and operating margins from quarter to quarter.

    Fluctuations in the Company's gross profit and operating income in a particular quarter can result from factors such as:

     -    product mix

     -    price changes

     -    outsourcing costs

     -    manufacturing efficiencies

     -    costs incurred by responding to specific feature requests by customers

Generally, these factors have caused the Company's quarterly operating results to fluctuate significantly. In the past eight quarters:

     - Revenue has fluctuated between $22.6 million (fourth quarter of 1998) and $56.1 million (fourth quarter of 1997);

     - Gross profit has fluctuated between $6.6 million (fourth quarter of 1998) and $21.2 million (fourth quarter of 1997);

     - Gross margin has fluctuated between 26.6% (second quarter of 1998) and 39.9% (third quarter of 1997);

     - Operating income (loss) has fluctuated between a loss of $5.6 million (fourth quarter of 1998) to an income of $8.8 million (fourth quarter of 1997); and

     - Operating income (loss) as a percentage of revenues has fluctuated between a 24.9% loss (fourth quarter of 1998) to a 15.6% income (fourth quarter of 1997).

    The Company expects its quarterly operating results to continue to fluctuate. In particular, as the Company expands its manufacturing capacity, it may incur manufacturing overhead and other costs before it can fully utilize the additional capacity. Further, the Company often requires long lead times for production of its systems, during which it must expend substantial funds and management effort. As a result, the Company may incur significant development and other expenses without realizing corresponding revenue in the same quarter. In addition, many of the Company's expenses, which are based in part on expectations of future revenue, are fixed. Accordingly, if revenue levels in a particular quarter do not meet expectations, operating results could be disproportionately adversely affected. When the semiconductor capital equipment market went through a significant downturn in 1996, the Company's operating results were severely impacted, which in turn caused the market price of the Company's common stock to fall. When the Asian financial crisis began to affect the semiconductor capital equipment market during the fourth quarter of 1997, and when that market entered another severe downturn that continued throughout 1998, the Company's operating results and market price of common stock were severely impacted again. Further fluctuations in operating results on a quarterly basis could have a material adverse effect on the market price of the Company's common stock.

THE SEMICONDUCTOR AND SEMICONDUCTOR EQUIPMENT INDUSTRIES ARE HIGHLY VOLATILE

    Sales to customers in the semiconductor capital equipment industry accounted for 62% of the Company's total sales in 1996, 59% in 1997, and 49% in 1998. The Company expects that it will continue to depend significantly on the semiconductor and semiconductor capital equipment industries for the foreseeable future. The Company's business largely depends upon capital expenditures by manufacturers of semiconductor devices, which in turn depend upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry historically has been highly volatile and has experienced periods of oversupply, resulting in significantly reduced demand for semiconductor fabrication equipment. During downturns, a number of the Company's customers, including Applied Materials and Lam Research, have drastically reduced their orders from the Company and have implemented substantial cost reduction programs, including reductions in workforce. Because the Company supplies subsystems to equipment manufacturers and makes a substantial and increasing proportion of its shipments on a just-in-time basis, events that may occur with limited advance notice, such as a rapid drop in demand for the Company's products from a particular customer, can adversely impact the Company. Failure to respond promptly to these events can reduce the Company's operating results. In addition, the Company has observed that downturns in the semiconductor industry can more negatively affect semiconductor capital equipment manufacturers and their suppliers than device manufacturers. In August 1998, in response to a slowdown in the semiconductor and semiconductor capital equipment industries, the Company commenced a broad restructuring program to reduce fixed operating costs. The program included the layoff of approximately 14% of its Advanced Energy workforce and the closure of one of its six facilities in Fort Collins, Colorado. Further downturns or slowdowns in any of the markets that the Company serves could have a material adverse effect on the Company's business, financial condition and results of operations.

SIGNIFICANT SALES ARE CONCENTRATED AMONG A FEW CUSTOMERS

    The Company's sales generally are concentrated among a small number of customers. Sales to the Company's ten largest customers accounted for 67% of the Company's total sales in 1997 and 62% in 1998. The loss of any of these customers, particularly Applied Materials, Lam Research or Balzers, or a reduction in their orders, could have a material adverse effect on the Company's business, financial condition and results of operations. In the second quarter of 1998, each of Applied Materials and Lam Research announced substantial cost reduction programs, including significant reductions in their workforces, on account of the continued slowdown in demand for semiconductor capital equipment. This slowdown has had a material adverse effect on the Company's revenues.

RISKS ASSOCIATED WITH MANUFACTURING FACILITIES

    The Company conducts the majority of its manufacturing at its facilities in Fort Collins, Colorado and in Voorhees, New Jersey. The Company also conducts manufacturing for one customer in Austin, Texas. Tower conducts manufacturing at its facility in Fridley, Minnesota. In July 1997, a severe rainstorm in Fort Collins caused substantial damage to the Company's facilities and certain equipment and inventory. The damage caused the Company to cease manufacturing at that facility temporarily and prevented the Company from resuming full production there until mid-September 1997. The Company's insurance policies did not cover all of the costs that the Company incurred in connection with the rainstorm. As a result, the Company recorded a one-time charge of $3.0 million in the third quarter of 1997 for such losses. Future natural or other uncontrollable occurrences at any of the Company's primary manufacturing facilities could have a material adverse effect on the Company's operations. Any cessation of manufacturing or reduction in manufacturing capacity for an extended period of time could have a material adverse effect on the Company's business, financial condition and results of operations.

    In addition, the Company is inexperienced with maintaining multiple manufacturing locations. The failure of the Company to manage and integrate these geographically separated facilities efficiently could result in substantial costs and delays, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH RECENT AND POTENTIAL FUTURE ACQUISITIONS

    The Company intends to expand its product offerings and customer base in part by acquiring other businesses. In 1997, Advanced Energy acquired Tower and, in a separate transaction, acquired all of the assets of MIK Physics. In 1998, Advanced Energy acquired RF Power Products in a pooling of interests, and acquired substantially all the assets of Fourth State Technology. The assets acquired from MIK Physics consisted predominantly of inventory. Tower designs and manufactures custom, high performance switchmode power supplies for use principally in the telecommunications, medical and non-impact printing industries, while MIK Physics had developed technology to design high power systems for certain industrial uses. Fourth State Technology designed and manufactured process controls to monitor and analyze data in the radio frequency process. The Company has limited experience in the markets served by Tower, MIK and Fourth State. The Company might not be able to compete in these markets successfully, or it might not be able to operate the acquired businesses profitably. In addition, although the Company has experience in the markets served by RF Power Products, the size of its operations provides the Company with a number of integration challenges. Failure to integrate acquisitions without substantial costs, delays or other operational or financial problems could have a material adverse effect on the Company's business, financial condition and results of operations. Future acquisitions by the Company also may result in dilutive issuances of equity securities, the incurrence of debt, large one-time expenses and the creation of goodwill or other intangible assets that could result in significant amortization expense. In addition, the Company might not be able to identify, negotiate and consummate acquisitions that it considers advantageous to its business plans.

MANAGEMENT OF GROWTH

    The Company has been experiencing a period of rapid growth and expansion. This growth and expansion is placing significant demands on the Company's resources. The management of such growth requires the Company to continue to improve and expand its management, operational and financial systems, procedures and controls, including accounting and other internal management systems, quality control, delivery and service capabilities. In 1997, to accommodate its growth, the Company started implementation of a comprehensive, integrated information management system that will incorporate substantially all of the Company's internal financial and business systems, procedures and controls. The implementation is progressing well, but any problems encountered during the implementation process at the new locations could severely disrupt the Company's daily operations. The Company has not yet fully implemented the new system at all of its domestic and international locations, due primarily to a shortage of trained personnel and other resources.

SUPPLY CONSTRAINTS AND DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS

    The Company requires numerous electronic components to manufacture its power conversion and control systems. Dramatic growth in the electronics industry has significantly increased demand for these components. This demand can result in periodic shortages and allocations, which the Company has experienced from time to time. The Company expects that shortages and allocations of electronic components and subassemblies will continue in the foreseeable future, possibly causing shipment delays. Such delays could damage the Company's relationships with current and prospective customers, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations. In this regard, the Company experienced a temporary delay in replacing certain key components that had been lost or damaged in the July 1997 rainstorm in Fort Collins.

    The Company relies on sole and limited source suppliers for certain parts and subassemblies. Such reliance involves several risks, including the following:

     - a potential inability to obtain an adequate supply of required components;

     -    reduced control over pricing and timing of delivery of components; and

     - suppliers' potential inability to develop technologically advanced products to support the Company's growth and development of new systems.

The Company believes that it could obtain and qualify alternative sources, if necessary, for most sole and limited source parts. However, seeking alternative sources or commencing internal manufacture of such parts could require the Company to redesign its systems, causing delays in shipments. This could damage the Company's relationships with current and potential customers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company considers the inability to obtain electronic components from its suppliers to be one of its greatest Year 2000 risks. See "--The Year 2000 Problem Could Have an Adverse Impact" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Program."

DEPENDENCE ON DESIGN WINS; BARRIERS TO OBTAINING NEW CUSTOMERS; HIGH LEVEL OF CUSTOMIZED SYSTEMS

    The constantly changing nature of semiconductor fabrication technology causes equipment manufacturers to begin new system design projects periodically. The Company often must work with these manufacturers early in their design cycles to modify the Company's equipment to meet the requirements of the new systems. As the manufacturers near completion in their design cycles, they typically choose one or two vendors to provide the power conversion equipment for use with the early system shipments. Selection as one of these vendors is called a "design win." The Company believes that it is critical to achieve these "design wins" in order to retain existing customers and to obtain new customers. Power conversion and control systems vary in characteristics such as power levels and modes of interfacing with the customer's equipment. As a result, once a manufacturer chooses a power conversion and control system for use in a particular product, it is likely to retain that system for the life of that product. As a result, failure to achieve design wins for semiconductor fabrication and other equipment could have a material and prolonged adverse effect on the Company's sales and growth. The Company also believes that equipment manufacturers often select their suppliers based on factors such as long-term relationships. Accordingly, the Company may have difficulty achieving design wins from equipment manufacturers who are not currently customers, and existing or potential customers may not select the Company's systems for new products.

    In order to achieve design wins, the Company typically must customize its systems for particular customers to use in their equipment. Such customization increases the Company's research and development expenses and can strain its engineering and management resources. In addition, there can be no assurance that such investment will result in design wins for the Company. Because a substantial proportion of the Company's business involves the just-in-time shipment of systems, the Company must keep a relatively large number and variety of customized systems in its inventory. As the Company develops new systems and as its customers develop new products, systems in inventory may become obsolete. Such inventory obsolescence might have a material adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW SYSTEM INTRODUCTIONS

    The market for the Company's products and the markets in which the Company's customers compete are characterized by ongoing technological developments and changing customer requirements. In order to succeed, the Company must continue to improve existing systems and to develop new systems that keep pace with technological advances and meet the needs of its customers; however, the Company might not be able to continue to improve its systems or develop new systems. Even if the Company is able to improve or develop new systems, such systems might not be cost-effective or introduced in a timely manner. Development and introduction of new systems may involve significant and uncertain costs. Failure of the Company to develop or introduce improved systems and new systems in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations, as well as on its customer relationships.

THE YEAR 2000 PROBLEM COULD HAVE AN ADVERSE IMPACT

    The Year 2000 problem is the result of computer programs that rely on two-digit date codes, instead of four-digit date codes, to indicate the year. Such computer programs, which are unable to interpret the date code "00" as the year 2000, may not be able to perform computations and decision-making functions and could cause computer systems to malfunction. The Company has developed a multi-phase program for Year 2000 information systems compliance. In what the Company believes to be the most reasonably likely worst case Year 2000 scenario, the Company would be unable to obtain electronic components from its suppliers because of such third parties' failure to become Year 2000 compliant, and the Company would be unable to manufacture such components internally or to redesign its systems to accommodate different components because of the failure of the Company's engineering and manufacturing systems to be Year 2000 compliant. Although the Company has begun to develop contingency plans to address potential Year 2000 problems, the Company may not be able to respond fully and efficiently to such problems. In addition, although the Company does not expect the costs associated with its Year 2000 program to have a material effect on the Company's financial results, the Company's cost estimates do not include costs and time that may be incurred as a result of any vendors' or customers' failures to become Year 2000 compliant on a timely basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Program."

COMPETITION

    The Company faces substantial competition, primarily from established companies, some of which have greater financial, marketing and technical resources than the Company. Because of the trend toward consolidation in the semiconductor capital equipment industry, the Company must be able to compete effectively across a broad range of product offerings, to fund worldwide customer service and support and to invest in research and development. The Company expects its competitors to continue to develop new products in direct competition with those of the Company, to continue to improve the design and performance of their systems, and to introduce new systems with competitive performance characteristics. To remain competitive, the Company believes it must maintain a high level of investment in research and development and sales and marketing. In the future, the Company might not have sufficient resources to make such investments, or the Company might not be able to make the technological advances necessary to remain competitive. In addition, new products developed by competitors could make pricing more competitive. This may necessitate significant price reductions by the Company or result in lost orders, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, electronics companies, including companies in the semiconductor capital equipment industry, have been facing pressure to reduce costs. This is causing the Company's current and prospective customers to exert pricing pressure and make other demands on the Company, which could lead to significant changes in revenue and operating margins from quarter to quarter. Failure to respond adequately to such pressure and demands could result in a loss of customers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

    The markets in which the Company competes are becoming increasingly globalized. As a result, the Company's customers increasingly require service and support on a worldwide basis. The Company has invested substantial financial and management resources to develop an international infrastructure to meet the needs of its customers worldwide. The Company maintains sales and service offices outside the United States in Tokyo, Japan; Filderstadt, Germany; Bicester, United Kingdom; Dorking, United Kingdom; and Seoul, South Korea. The Company might not be able to compete successfully in the international market or to meet the service and support needs of such customers. Sales to customers outside the United States accounted for 22% of the Company's total sales in 1996, 23% in 1997 and 28% in 1998. The Company expects this trend to continue. Such sales are subject to various risks, including the following:

     -    exposure to currency fluctuations

     -    governmental controls

     -    political and economic instability

     -    trade restrictions

     -    changes in tariffs and taxes

     -    longer payment cycles typically associated with international sales

    The Company has entered into various forward foreign exchange contracts to mitigate the effect of devaluation of the Japanese yen; however, this or other hedging techniques might not protect the Company successfully against substantial currency fluctuations. The Company has not employed hedging techniques with respect to any other currencies, but would consider entering into forward foreign exchange contracts or obtaining lines of credit in foreign currencies if economic conditions created such a need. The Company's international activities are also subject to the difficulties of managing overseas distributors and representatives and managing foreign subsidiary operations.

THE ASIAN FINANCIAL CRISIS

    The economic conditions in certain Asian countries began to deteriorate in the third quarter of 1997 and, in certain countries, including Japan, where conditions remain uncertain. The Company derived 10% of its total sales in 1997 and 8% of its total sales in 1998 from sales to customers in Asia, including Japan. Many of the Company's key customers have had and continue to have an even greater concentration of their sales in Asia. In early 1999, the Company and its customers have seen increased revenue and an improved outlook for the economic conditions in Asia.

INTELLECTUAL PROPERTY RIGHTS

    The Company's success largely depends on the technical innovation of its products. While the Company attempts to protect its intellectual property rights through patents and non-disclosure agreements, it believes that its success will depend to a greater degree upon innovation, technological expertise and its ability to adapt its products to new technology. The Company might not be able to protect its technology, and competitors might be able to develop similar technology independently. In addition, the laws of certain foreign countries might not afford the Company's intellectual property the same protection as the laws of the United States do. For example, the Company's intellectual property is not protected by patents in several countries in which it does business, including China, Taiwan, South Korea, Malaysia and Singapore. Further, the Company has limited patent protection in Japan and certain European countries. The costs of applying for patents in foreign countries and translating the applications into foreign languages require the Company to select carefully the inventions for which it applies for patent protection and the countries in which it seeks such protection. Generally, the Company concentrates its efforts in the United Kingdom, Germany, France, Italy and Japan, because there are other manufacturers and developers of power systems in such countries, as well as customers for such systems. The inability or failure to obtain adequate patent protection in other countries could have a material adverse effect on the Company's ability to compete effectively in such countries, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risks Associated with International Sales."

    Further, the Company's patents might not be sufficiently broad to protect the Company's technology, and any existing or future patents might be challenged, invalidated or circumvented. Additionally, the Company's rights under its patents might not provide meaningful competitive advantages. Any of such events could have a material adverse effect on the Company's business, financial condition and results of operations.

    Although the Company believes that its products are not infringing any patents or proprietary rights of others, such infringements might exist or might occur in the future. Litigation might be necessary in the future to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which could have a material adverse effect on Company's business, financial condition and results of operations. Moreover, adverse determinations in such litigation could cause the Company to lose proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENTAL REGULATIONS

    The Company is subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of its power conversion and control systems. The Company must ensure that its systems meet certain safety and emissions standards, many of which vary across the countries in which the Company's systems are used. The Company believes that it is in compliance with current regulations and that is has obtained all necessary permits, approvals and authorizations to conduct its business; however, compliance with future regulations could require the Company to redesign certain systems, make capital expenditures or incur substantial costs. Failure to comply with current or future regulations could subject the Company to fines, suspension of production or an inability to offer certain systems in specified markets, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

VOLATILITY OF MARKET PRICE OF THE COMMON STOCK; STOCK PRICE FLUCTUATIONS

    The stock market generally and the market for technology stocks in particular have experienced significant price and volume fluctuations, which often have been unrelated or disproportionate to the operating performance of such companies. From the initial public offering of the Company's common stock in November 1995 through March 1, 1999, the closing prices of the Company's common stock on the Nasdaq National Market have ranged from $3.50 to $36.8125, and the intra-day trading prices have ranged from $2.875 to $38.125. The market for the Company's common stock likely will continue to be subject to similar fluctuations. Many factors could cause the trading price of the common stock to fluctuate substantially, including the following:

     -    future announcements concerning the Company or its competitors

     -    variations in operating results

     -    announcements of technological innovations

     - the introduction of new products or changes in product pricing policies by the Company or its competitors

     -    changes in earnings estimates by securities analysts

     - financial conditions in the industries in which the Company's customers operate

     -    general stock market trends


EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company and their ages as of February 28, 1999 are as follows:

           Name                      Age                      Position
           ----                      ---                      --------
   Douglas S. Schatz                  53     President, Chief Executive Officer and Chairman
                                             of the Board
   Richard P. Beck                    65     Senior Vice President, Chief Financial Officer
                                             and Director
   Hollis L. Caswell, Ph.D.           67     Chief Operating Officer and Director
   Richard A. Scholl                  60     Senior Vice President and Chief Technology Officer
   Joseph Stach, Ph.D.                60     Senior Vice President


-------------------

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

    RICHARD P. BECK joined the Company in March 1992 as Vice President and Chief Financial Officer and became Senior Vice President in February 1998. He became a director of Advanced Energy in September 1995. From 1987 to 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck is a director of Applied Films Corporation, a publicly held manufacturer of flat panel display equipment.

    HOLLIS L. CASWELL, PH.D. joined the Board of Directors of Advanced Energy in February 1997 and joined the Company as Chief Operating Officer in June 1997. From 1990 to 1994, Dr. Caswell was Chairman of the Board and Chief Executive officer of HYPRES, Inc., a manufacturer of superconducting electronics. Prior to that time, Dr. Caswell served as senior vice president of Unisys Corporation, an information technology company, and president of such company's Computer Systems Group.

    RICHARD A. SCHOLL joined the Company in 1988 as Vice President, Engineering. Mr. Scholl became Chief Technology Officer of the Company in September 1995. Prior to joining the Company, Mr. Scholl was General Manager, Vacuum Products Division at Varian Associates, Inc.

    JOSEPH STACH, PH.D. joined the Company in October 1998 as Senior Vice President. He was previously Chairman, President and Chief Executive Officer of RF Power Products from 1992 to 1998.

ITEM 2.  PROPERTIES

    The Company's headquarters and main manufacturing facility are located in Fort Collins, Colorado, in approximately 190,000 square feet of leased space. Additional manufacturing facilities are located in Voorhees, New Jersey; Austin, Texas; and Fridley, Minnesota. To serve the needs of its customers, Company also maintains regional offices in Milpitas, California; Concord, Massachusetts; Tokyo, Japan; Filderstadt, Germany; Bicester, United Kingdom; Dorking, United Kingdom; and Seoul, South Korea.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not aware of any material legal proceedings that are expected to have a material effect on its business, assets or property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
    MATTERS

    Advanced Energy's common stock was approved for quotation on the Nasdaq National Market under the symbol AEIS, beginning November 17, 1995. At March 8, 1999, the number of common stockholders of record was 970.

    Below is a table showing the range of high and low bid quotations for the common stock as quoted (without retail markup or markdown and without commissions) on the Nasdaq National Market. They do not necessarily represent actual transactions:

                                   High Bid            Low Bid
     1997 Fiscal Year
     ----------------
        First Quarter                8 3/8             5 1/4
        Second Quarter               15 3/8            7 1/8
        Third Quarter                33 3/8            14 1/2
        Fourth Quarter               38 1/8            12 1/4

     1998 FISCAL YEAR
     ----------------
        First Quarter                18 13/16          10
        Second Quarter               16 7/16           11
        Third Quarter                13                6
        Fourth Quarter               25 3/4            5 5/8


    Advanced Energy has not declared or paid any cash dividends on its capital stock since it terminated its election to be treated as an S corporation for tax purposes, effective January 1, 1994. Advanced Energy currently intends to retain all future earnings to finance its business. Accordingly, Advanced Energy does not anticipate paying cash or other dividends on its common stock in the foreseeable future. Furthermore, the Company's revolving credit facility prohibits the declaration or payment of any cash dividends on the common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data is qualified by reference to, and should be read with, the Company's 1998 Consolidated Financial Statements, related notes and management's discussion included in this Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 1998 and the related consolidated balance sheet data as of and for the year ended December 31, 1998 were derived from consolidated financial statements audited by Arthur Andersen LLP, independent accountants, whose related audit report is included in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 1996 and 1997 and the related consolidated balance sheet data as of and for the year ended December 31, 1997 were derived from consolidated financial statements audited in part by Arthur Andersen LLP and in part by KPMG LLP, whose audit reports are included in this Form 10-K, and pertain to RF Power Products' fiscal years ended November 30. As such, the balance sheet data and the statement of operations data of the Company for fiscal 1997 and 1996 includes the balance sheet of RF Power Products as of November 30, 1997 and 1996, and the statement of operations for each of the two years in the period ended November 30, 1997, respectively. The selected consolidated statements of operations data for the years ended December 31, 1994 and 1995, and the related consolidated balance sheet data as of December 31, 1994, 1995 and 1996 were derived from audited consolidated financial statements of the Company not included in this Form 10-K.

                                                             Years Ended December 31,
                                                             ------------------------
                                                1998        1997       1996        1995       1994
                                                ----        ----       ----        ----       ----
                                                      (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales.....................................    $124,698    $175,758    $129,931    $121,075   $ 68,159
Gross profit..............................      36,713      66,956      47,246      56,072     31,976
Total operating expenses..................      49,488      47,242      36,876      31,733     20,161
(Loss) income from operations.............     (12,775)     19,714      10,370      24,339     11,815
Net (loss) income.........................    $ (9,517)   $ 12,056    $  6,371    $ 14,798   $  7,333
                                              --------    --------    --------    --------   --------
                                              --------    --------    --------    --------   --------
Diluted (loss) earnings per share.........    $  (0.36)   $   0.46    $   0.25    $   0.63   $   0.32
Diluted weighted-average common shares
  outstanding (anti-dilutive in 1998).....      26,572      26,302      25,738      23,310     22,605

                                                                   December 31,
                                                                   ------------
                                                1998        1997       1996        1995       1994
                                                ----        ----       ----        ----       ----
                                                                  (In thousands)
BALANCE SHEET DATA:
Cash and marketable securities............    $ 28,134    $ 32,215    $11,778     $14,022    $   536
Working capital...........................      62,059      74,342     41,638      38,861     10,847
Total assets..............................     101,035     130,064     68,078      68,234     29,832
Total debt................................         537       6,518      3,741       3,458     10,797
Stockholders' equity......................      89,133      97,527     54,927      48,057     10,710


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements relating to the Company's beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties. As a result, the Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the following: the significant fluctuations in the Company's quarterly operating results, the volatility of the semiconductor and semiconductor capital equipment industries, timing and success of integration of recent and potential future acquisitions, supply constraints and technological changes. For a discussion of these and other factors that may impact the Company's realization of its forward-looking statements, see Part I "Cautionary Statements - Risk Factors."

OVERVIEW

    The Company designs, manufactures, markets and supports power conversion and control systems used in industrial processes. The Company's systems are key elements in products that utilize gaseous plasmas to deposit or etch thin film layers on materials or substrates such as silicon, glass and metals. The Company commenced operations in 1981. The Company markets and sells its systems primarily to original equipment manufacturers (OEMs) of semiconductor, flat panel display, data storage and other industrial thin film manufacturing equipment, and OEMs of the telecommunications, medical and non-impact printing industries. A substantial and increasing proportion of the Company's sales are made on a "just-in-time" basis in which the shipment of systems occurs within a few days or hours after an order is received. The Company recognizes revenues, which are derived from the sales of power conversion and control systems, upon shipment of its systems.

    The semiconductor capital equipment industry accounted for approximately 59% of the Company's sales in 1997 and 49% in 1998. The Company benefited from strong growth in the semiconductor capital equipment industry until the industry growth stopped in mid-1996. A brief recovery in the second half of 1997 was followed by a severe downturn near the end of that year that continued through 1998. The largest customer of the Company is also the largest semiconductor capital equipment manufacturer. Sales to the data storage and flat panel display markets increased significantly in 1997 when compared to 1996, but declined significantly in 1998. Industrial and other markets grew significantly in 1997 when compared to 1996 and grew moderately in 1998 when compared to 1997. In connection with the acquisition of Tower, the Company now has products manufactured for use in the telecommunications, laser and non-impact printing industries. The future success of the Company depends primarily on continued growth of the semiconductor capital equipment industry, data storage industry, and flat panel display industry. To date, the Company has been successful in achieving a number of "design wins" which have resulted in the Company obtaining new customers and solidifying relationships with its existing customers. The Company believes that its ability to continue to achieve design wins with existing and new customers will be critical to its future success.

    In response to the high rate of growth in 1995 and anticipated growth during 1996, the Company made substantial investments in infrastructure such as information technology, facilities, and in worldwide sales and support in 1996. Margins improved in 1997 when the semiconductor capital equipment industry rebounded. In anticipation of a continued rebound, the Company relocated and expanded an existing manufacturing and office facility and invested in and opened a new manufacturing facility in 1997, and relocated portions of a manufacturing operation dedicated to its largest customer to another new, expanded facility in 1998. As these new facilities opened, the semiconductor capital equipment industry experienced another significant downturn, which was more severe and prolonged than the previous downturn. The 1997-1998 downturn was aggravated by the Asian financial crisis. Asian semiconductor companies, primarily in Japan, South Korea and Taiwan, represent an increasingly larger percentage of the worldwide semiconductor capital equipment market. The expansion of capacity combined with significant reductions in customer demand resulted in a significant decline in operating margins for the Company in 1998.

    Several events occurred during 1997 and 1998 that affected the Company's operations. The Company sustained damage to its manufacturing facilities and certain equipment during a severe rainstorm in July 1997, which reduced production capacity during the following several months. In August 1997, the Company purchased all of the outstanding stock of Tower Electronics, Inc. ("Tower"), a privately held Minnesota-based manufacturer of custom, low-power power supplies used principally in the telecommunications, medical and non-impact printing markets. In October 1997, the Company completed an underwritten public offering of 1,000,000 shares of common stock at a price of $31 per share, for aggregate net proceeds of approximately $28.7 million. In October 1997, the Company completed formation of its 100%-owned sales and service subsidiary in South Korea. In August 1998, the Company implemented a restructuring plan to respond to the downturn in the semiconductor capital equipment industry, including a reduction in workforce and the closure of a warehouse facility. In September 1998, the Company acquired substantially all of the assets of Fourth State Technology, Inc. ("FST"), a privately held, Texas-based designer and manufacturer of process controls used to monitor and analyze data in the RF process. In October 1998, the Company acquired RF Power Products, Inc. ("RFPP"), a publicly held, New Jersey-based designer and manufacturer of RF power systems, including generators and matching networks. The Company issued common stock in this business combination accounted for as a pooling of interests, and all financial statements included in this Form 10-K reflect the pooled operations, except where otherwise stated. In December 1998, the

South Korean subsidiary relocated its operation to a larger facility in Seoul, South Korea, where it began direct service to its customers.

    In conjunction with the acquisition of RF Power Products, the operating results of RF Power Products for the month of December 1998 are not reflected in the income statement. This is due to the change of RF Power Products' fiscal year-end from November 30 to December 31 to correlate with Advanced Energy's year-end. Because of the one month difference in the two companies' financial reporting periods, RF Power Products' financial results for the month of December are treated as an adjustment to equity.

RESULTS OF OPERATIONS

    The following table summarizes certain data as a percentage of sales extracted from statements of operations of the Company:

                                                        YEARS ENDED DECEMBER 31,
                                                      -----------------------------
                                                       1998        1997      1996
                                                      ------      ------     ------
Sales.............................................    100.0%      100.0%     100.0%
Cost of sales.....................................     70.6        61.9       63.6
                                                      ------      ------     ------
Gross margin......................................     29.4        38.1       36.4
                                                      ------      ------     ------
Operating expenses:
  Research and development........................     19.1        11.0       13.3
  Sales and marketing.............................     10.9         6.6        8.3
  General and administrative......................      7.5         6.0        6.8
  Restructuring charge............................      0.8          --         --
  Merger costs....................................      2.2          --         --
  Storm (recoveries) damages......................     (0.9)        1.5         --
  Purchased in-process research and development...       --         1.8         --
                                                      ------      ------     ------
Total operating expenses..........................     39.6        26.9       28.4
                                                      ------      ------     ------
(Loss) income from operations.....................    (10.2)       11.2        8.0
Other income (expense)............................      0.2        (0.1)       0.0
                                                      ------      ------     ------
Net (loss) income before income taxes.............    (10.0)       11.1        8.0
(Benefit) provision for income taxes..............     (2.4)        4.2        3.1
                                                      ------      ------     ------
Net (loss) income.................................     (7.6)%       6.9%       4.9%
                                                      ------      ------     ------
                                                      ------      ------     ------

SALES

    Sales were $129.9 million, $175.8 million and $124.7 million in 1996, 1997 and 1998, respectively, representing an increase of 35% from 1996 to 1997 and a decrease of 29% from 1997 to 1998. The Company's sales growth from 1996 to 1997 resulted from increased unit sales of the Company's systems, while the decrease from 1997 to 1998 was due to decreased unit sales.

    A substantial portion of the Company's sales growth from 1996 to 1997 is due to higher system sales to three of the Company's largest customers, two of whom are primarily semiconductor capital equipment OEMs, and one of whom is a data storage OEM. Sales to the semiconductor capital equipment industry increased 27% from 1996 to 1997, while sales to the data storage equipment industry increased 53% during the same period. During the second half of 1996, the semiconductor capital equipment industry experienced a downturn, followed by a brief recovery in 1997, which resulted in strong sales growth by the Company between the periods, particularly to the Company's largest customer, a semiconductor capital equipment manufacturer. The Company's sales to this industry were predominately in the United States, which caused sales in this region to increase from 1996 to 1997. The Company's sales to the data storage industry during this period were predominately in Europe. Sales by the Company to the flat panel display industry almost doubled during this period, favorably impacting sales to the Asia Pacific region, while sales by the Company to industrial markets also increased significantly, partially due to the inclusion of Tower during the second half of 1997.

    Toward the end of 1997, after a relatively strong recovery which favorably impacted sales during 1997, the semiconductor capital equipment industry, affected primarily by the Asian financial crisis, began a severe downturn, which continued through 1998. This caused a 41% decrease in the Company's sales to this industry in 1998 when compared to 1997, which resulted in lower sales to the United States and the Asia Pacific region. Sales to the data storage industry decreased 27%, though sales to the Company's largest customer in that industry grew significantly from 1997 to 1998, resulting in higher sales to Europe. Sales to industrial markets were slightly higher, but would have been lower if not for the full-year effect of sales by Tower in 1998.

    The following tables summarize annual net sales and percentages of net sales by customer type for the Company for each of the three years in the period ended December 31, 1998:

                                                      YEARS ENDED DECEMBER 31,
                                                    -----------------------------
                                                     1998        1997        1996
                                                    ------      ------       ------
                                                              (IN THOUSANDS)
Semiconductor capital equipment...................  $ 60,573     $102,723     $ 81,100
Data storage......................................    17,300       23,583       15,385
Flat panel display................................     5,832       11,438        5,848
Industrial........................................    33,593       30,748       23,353
Customer service technical support................     7,400        7,266        4,245
                                                    --------     --------     --------
                                                    $124,698     $175,758     $129,931
                                                    --------     --------     --------
                                                    --------     --------     --------

                                                      YEARS ENDED DECEMBER 31,
                                                    -----------------------------
                                                     1998        1997        1996
                                                    ------      ------       ------
Semiconductor capital equipment...................    48.6%       58.5%       62.4%
Data storage......................................    13.9        13.4        11.8
Flat panel display................................     4.7         6.5         4.5
Industrial........................................    26.9        17.5        18.0
Customer service technical support................     5.9         4.1         3.3
                                                     -----       -----       ------
                                                     100.0%      100.0%      100.0%
                                                     -----       -----       ------
                                                     -----       -----       ------


    The following tables summarize annual net sales and percentages of net sales by geographic region for the Company for each of the three years in the period ended December 31, 1998:

                                                      YEARS ENDED DECEMBER 31,
                                                    -----------------------------
                                                     1998        1997        1996
                                                    ------      ------       ------
                                                              (IN THOUSANDS)
United States and Canada..........................  $ 89,452     $134,955     $101,486
Europe............................................    25,357       23,092       18,591
Asia Pacific......................................     9,478       17,110        9,370
Rest of world.....................................       411          601          484
                                                    --------     --------     --------
                                                    $124,698     $175,758     $129,931
                                                    --------     --------     --------
                                                    --------     --------     --------

                                                      YEARS ENDED DECEMBER 31,
                                                    -----------------------------
                                                     1998        1997        1996
                                                    ------      ------       ------
United States and Canada..........................    71.7%       76.9%      78.1%
Europe............................................    20.3        13.1       14.3
Asia Pacific......................................     7.7         9.7        7.2
Rest of world.....................................     0.3         0.3        0.4
                                                     ------      ------     ------
                                                     100.0%      100.0%     100.0%
                                                     ------      ------     ------
                                                     ------      ------     ------


GROSS MARGIN

    The Company's gross margins were 36.4%, 38.1% and 29.4% for 1996, 1997 and 1998, respectively. The increase in gross margin from 1996 to 1997 was primarily due to favorable absorption of manufacturing overhead as a result of the significantly higher sales in 1997. The decrease in gross margin from 1997 to 1998 was primarily due to unfavorable absorption of manufacturing overhead as a result of significant capacity expansion in 1997 and the reduced level of sales in 1998.

    During the first quarter of 1997, the Company relocated and expanded its Voorhees, New Jersey facility. In the fourth quarter of 1997, the Company expanded into a new manufacturing facility in Fort Collins, Colorado. In the second quarter of 1998, the Company relocated part of its previously existing Fort Collins manufacturing operations to a new facility in Austin, Texas. The three new facilities were intended to serve existing and anticipated growth in the semiconductor capital equipment industry. The expansion to the new location in Austin was to provide service specifically to the Company's largest customer, a semiconductor capital equipment manufacturer, whose primary manufacturing facilities are in Austin.

    In the fourth quarter of 1997, the semiconductor capital equipment industry entered a severe downturn, which continued through the end of 1998. The downturn in this industry, with the resulting underutilization of capacity, has significantly impacted the Company's financial results. The combination of the expansion and lower sales has resulted in an over-capacity situation for the Company, leading to unfavorable absorption of manufacturing overhead and a substantially reduced margin. The Company expects that underutilization of manufacturing capacity will continue to negatively impact gross margins until sales to the semiconductor capital equipment market recover or until other markets the Company serves experience significant growth.

    Historically, price competition has not had a material effect on margins. However, competitive pressures may produce a decline in average selling prices for certain products. Any decline in average selling prices not offset by reduced costs could result in a decline in the Company's gross margins.

    The Company provides warranty coverage for its systems ranging from 12 to 24 months. The Company estimates the anticipated costs of repairing its systems under such warranties based on the historical average costs of the repairs. To date, the Company has not experienced significant warranty costs in excess of its recorded reserves.

RESEARCH AND DEVELOPMENT

    The Company's research and development costs are incurred researching new technologies, developing new products and improving existing product designs. Research and development expenses were $17.3 million, $19.3 million and $23.8 million for 1996, 1997 and 1998, respectively, representing an increase of 12% from 1996 to 1997 and 23% from 1997 to 1998. As a percentage of sales, research and development expenses decreased from 13.3% in 1996 to 11.0% in 1997 as a result of the higher sales base, but increased to 19.1% in 1998 as a result of the lower sales base. The increase in expenses from 1996 to 1998 is primarily due to increases in payroll, materials and supplies, purchased services, and higher infrastructure costs for new product development.

    In connection with the acquisition of Tower in August 1997, the Company recorded a one-time charge of $3.1 million in 1997 for the portion of the purchase price attributable to in-process research and development. This one-time charge is not included in the $19.3 million reported for research and development expense in 1997.

    The Company believes continued research and development investment for development of new products is critical to the Company's ability to serve new and existing markets. Since inception, most research and development costs have been internally funded and all have been expensed as incurred.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses were $10.7 million, $11.6 million and $13.5 million for 1996, 1997 and 1998, respectively. This represented a 9% increase from 1996 to 1997 and a 16% increase from 1997 to 1998. The increases are attributable to higher payroll costs incurred as the Company continues to increase its sales management and product management capabilities. Additionally, the Company increased spending in 1998 to develop worldwide applications engineering capabilities. As a percentage of sales, these expenses decreased from 8.3% in 1996 to 6.6% in 1997 as a result of the higher sales base, but increased to 10.9% in 1998 as a result of the lower sales base.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses were $8.9 million, $10.5 million and $9.5 million for 1996, 1997 and 1998, respectively. This represented an 18% increase from 1996 to 1997, an increase of $1.6 million, of which $0.7 million was due to the inclusion of Tower, including $0.4 million for amortization of goodwill. Other increases from 1996 to 1997 are attributed to higher lease costs and depreciation expense associated with the new facility and the expanded and relocated facility. General and administrative expenses were down 10% from 1997 to 1998. As a percentage of sales, general and administrative expenses were 6.8%, 6.0% and 7.5% for 1996, 1997 and 1998, respectively. The increase from 1997 to 1998 was due to the lower sales base.

    The Company continues to implement its management system software, including the replacement of existing systems in its domestic and foreign locations. The Company expects that charges related to training and implementation of the new software will continue through 2000.

ONE-TIME CHARGES AND CREDITS

    The Company took one-time net charges totaling $5.8 million in 1997. A net charge of $2.7 million was taken for storm damage to the Company's headquarters and main manufacturing facilities that resulted from heavy rains in the Fort Collins area in July 1997. The Company settled with its insurance carrier in 1998, which resulted in a $1.1 million recovery recorded by the Company in the fourth quarter of 1998.

    As discussed above in "Research and Development," the acquisition of Tower resulted in a charge of $3.1 million in 1997 for purchased in-process research and development, which is nondeductible for income tax purposes.

    In addition to the settlement for storm damage, the Company took one-time charges totaling $3.7 million in 1998. In August 1998, the Company announced a restructuring plan to respond to the downturn in the semiconductor capital equipment market. The plan included a reduction of workforce of 128 people, the closure of one facility in the Company's Fort Collins, Colorado campus, and the abandonment of plans to construct a new manufacturing facility in Fort Collins. Other reductions in workforce at the Voorhees facility were achieved throughout 1998. The Company took a one-time charge of $1.0 million for the restructuring in the third quarter of 1998.

    On October 8, 1998, Advanced Energy acquired RF Power Products, in a pooling of interests that involved the exchange of four million shares of Advanced Energy common stock for the publicly held common stock of RF Power Products. As part of the business combination, the Company incurred $2.7 million of expense recorded in the fourth quarter of 1998, which is non-capitalizable and generally nondeductible for income tax purposes. The Company expects to incur additional operating expenses during 1999 relating to consolidating and integrating operations of this business combination.

OTHER INCOME (EXPENSE)

    Other income consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous income and expense items. Interest income was approximately $0.5 million, $0.6 million and $1.1 million for the years 1996, 1997 and 1998, respectively, and was due primarily to earnings on investments made from the proceeds of the initial public offering in November 1995 and the underwritten public offering in October 1997.

    Interest expense consists principally of borrowings under the Company's bank credit and capital lease facilities and a state government loan and was approximately $0.3 million, $0.5 million and $0.2 million for the years 1996, 1997 and 1998, respectively. The increase of interest expense from 1996 to 1997 was primarily due to a short-term loan used to finance the acquisition of Tower, which was repaid with the proceeds from the underwritten public offering in October 1997.

    The Company's foreign subsidiaries' sales are primarily denominated in currencies other than the U.S. dollar. During 1996 the Company recorded a net foreign exchange loss of $0.4 million primarily as a result of a 12% decrease of the value of the yen. During the second half of 1996 the Company began to enter into various forward foreign exchange contracts to mitigate the effect in devaluation in the yen. The Company recorded net foreign currency gains of $0.1 million and $0.4 million for the years 1997 and 1998, respectively. The Company continues to evaluate various policies to minimize the effect of foreign currency fluctuations.

    Several European countries have adopted, and others are expected to adopt, a Single European Currency (the "euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. As of January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies and the euro. For three years after the introduction of the euro, the participating countries can perform financial transactions in either the euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the euro (and the participating countries' currencies in tandem) will continue to float freely against the U.S. dollar and other currencies of non-participating countries. While the Company does not expect the introduction of the euro currency to have a significant impact on the Company's revenues or results of operations, the Company is unable to determine what effects, if any, the currency change in Europe will have on competition and competitive pricing in the affected regions.

(BENEFIT) PROVISION FOR INCOME TAXES

    The income tax provisions of $4.0 million in 1996 and $7.5 million in 1997 represented effective tax rates of 38.3% and 38.2%, respectively. The income tax benefit of $2.9 million for 1998 represented an effective rate of 23.4%. Though the Company's tax rate remained almost unchanged from 1996 to 1997, the $3.1 million one-time charge for purchased in-process research and development associated with the acquisition of Tower in 1997 was not deductible and therefore increased the effective tax rate. The lower rate of the tax benefit in 1998 was due to nondeductible costs associated with the acquisition of RF Power Products by Advanced Energy, and foreign operating losses with no benefit recorded. Changes in the relative earnings of the Company and its foreign subsidiaries affect the Company's consolidated effective tax rate. To the extent that a larger percentage of taxable earnings are derived from the Company's foreign subsidiaries whose tax rates are higher than domestic tax rates, the Company could experience a higher consolidated effective tax rate than the historical rates the Company has experienced. The Company adjusts its income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.

QUARTERLY RESULTS OF OPERATIONS

    The following table presents unaudited quarterly results in dollars and as a percentage of sales for each of the eight quarters in the period ended December 31, 1998. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                                                                            QUARTERS ENDED
                                            ------------------------------------------------------------------------------
                                            Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                              1997     1997       1997      1997     1998       1998      1998      1998
                                            --------  --------  --------  --------  --------  --------  --------  --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.....................................  $26,102   $40,909   $52,688   $56,059   $43,869   $31,981   $26,292   $22,556
Cost of sales.............................   16,963    25,303    31,658    34,878    30,263    23,466    18,317    15,939
                                            -------   -------   -------   -------   -------   -------   -------   -------
Gross profit..............................    9,139    15,606    21,030    21,181    13,606     8,515     7,975     6,617
                                            -------   -------   -------   -------   -------   -------   -------   -------
Operating expenses:
  Research and development................    3,576     4,620     5,484     5,656     5,835     6,394     5,722     5,898
  Sales and marketing.....................    2,258     2,875     2,829     3,684     3,564     3,512     3,255     3,200
  General and administrative..............    1,896     2,433     2,780     3,371     2,859     2,768     2,353     1,503
  Restructuring charge....................       --        --        --        --        --        --     1,000        --
  Merger costs............................       --        --        --        --        --        --        --     2,742
  Storm damages (recoveries)..............       --        --     3,000      (300)       --        --        --    (1,117)
  Purchased in-process research and
    development...........................       --        --     3,080        --        --        --        --        --
                                            -------   -------   -------   -------   -------   -------   -------   -------
Total operating expenses..................    7,730     9,928    17,173    12,411    12,258    12,674    12,330    12,226
                                            -------   -------   -------   -------   -------   -------   -------   -------
Income (loss) from operations.............    1,409     5,678     3,857     8,770     1,348    (4,159)   (4,355)   (5,609)
Other (expense) income....................     (434)      228       (22)       37        98       129      (214)      345
                                            -------   -------   -------   -------   -------   -------   -------   -------
Net income (loss) before income taxes.....      975     5,906     3,835     8,807     1,446    (4,030)   (4,569)   (5,264)
Provision (benefit) for income taxes......      383     2,235     2,544     2,305       552      (885)   (1,089)   (1,478)
                                            -------   -------   -------   -------   -------   -------   -------   -------
Net income (loss).........................  $   592   $ 3,671   $ 1,291   $ 6,502   $   894   $(3,145)  $(3,480)  $(3,786)
                                            -------   -------   -------   -------   -------   -------   -------   -------
                                            -------   -------   -------   -------   -------   -------   -------   -------
Diluted earnings (loss) per share.........  $  0.02   $  0.14   $  0.05   $  0.24   $  0.03   $ (0.12)  $ (0.13)  $ (0.14)
                                            -------   -------   -------   -------   -------   -------   -------   -------
                                            -------   -------   -------   -------   -------   -------   -------   -------
Diluted weighted-average number of
  shares and share equivalents (basic
  weighted-average in loss quarters)......   25,760   25,904     26,401    27,143    27,170    26,531    26,585    26,681
                                            -------   -------   -------   -------   -------   -------   -------   -------
                                            -------   -------   -------   -------   -------   -------   -------   -------


                                                                            QUARTERS ENDED
                                            ------------------------------------------------------------------------------
                                            MAR. 31,  JUNE 30,  SEPT. 30, DEC. 31,  MAR. 31,  JUNE 30,  SEPT. 30, DEC. 31,
                                              1997     1997       1997      1997     1998       1998      1998      1998
                                            --------  --------  --------  --------  --------  --------  --------  --------
PERCENTAGE OF SALES:
Sales.....................................   100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of sales.............................    65.0      61.9      60.1      62.2      69.0      73.4      69.7      70.7
                                             -----     -----     -----     -----     -----     -----     -----     -----
Gross margin..............................    35.0      38.1      39.9      37.8      31.0      26.6      30.3      29.3
                                             -----     -----     -----     -----     -----     -----     -----     -----
Operating expenses:
  Research and development................    13.6      11.3      10.4      10.1      13.3      19.9      21.8      26.1
  Sales and marketing.....................     8.7       7.0       5.4       6.6       8.1      11.0      12.4      14.2
  General and administrative..............     7.3       5.9       5.3       6.0       6.5       8.7       8.9       6.7
  Restructuring charge....................      --        --        --        --        --        --       3.8        --
  Merger costs............................      --        --        --        --        --        --        --      12.2
  Storm damages (recoveries)..............      --        --       5.7      (0.5)       --        --        --      (5.0)
  Purchased in-process research and
    development...........................      --        --       5.8        --        --        --        --        --
                                             -----     -----     -----     -----     -----     -----     -----     -----
Total operating expenses..................    29.6      24.2      32.6      22.2      27.9      39.6      46.9      54.2
                                             -----     -----     -----     -----     -----     -----     -----     -----
Income (loss) from operations.............     5.4      13.9       7.3      15.6       3.1     (13.0)    (16.6)    (24.9)
Other (expense) income....................    (1.7)      0.5       0.0       0.1       0.2       0.4      (0.8)      1.6
                                             -----     -----     -----     -----     -----     -----     -----     -----
Net income (loss) before income taxes.....     3.7      14.4       7.3      15.7       3.3     (12.6)    (17.4)    (23.3)
Provision (benefit) for income taxes......     1.4       5.4       4.8       4.1       1.3      (2.8)     (4.2)     (6.5)
                                             -----     -----     -----     -----     -----     -----     -----     -----
Net income (loss).........................     2.3%      9.0%      2.5%     11.6%      2.0%     (9.8)%   (13.2)%   (16.8)%
                                             -----     -----     -----     -----     -----     -----     -----     -----
                                             -----     -----     -----     -----     -----     -----     -----     -----


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

    A substantial portion of the Company's shipments are made on a "just-in-time" basis in which shipment of systems occurs within a few days or hours after an order is received. The Company's backlog is not meaningful because of the importance of "just-in-time" shipments. The Company is dependent on obtaining orders for shipment in a particular quarter to achieve its revenue objectives for that quarter. Accordingly, it is difficult for the Company to predict accurately the timing and level of sales in a particular quarter. Due to its "just-in-time" program, the Company anticipates quarterly fluctuations in sales to continue to occur.

    The Company's quarterly operating results in 1997 and 1998 reflect the changing demand for the Company's products during this period, principally from manufacturers of semiconductor capital equipment and data storage equipment, other industrial markets, and the Company's ability to adjust its manufacturing capacity to meet this demand.

Demand from the semiconductor capital equipment companies increased in each quarter of 1997 subsequent to the first quarter of that year, then decreased in each of the four quarters of 1998. In the second quarter of 1997, the semiconductor capital equipment market began a major, but short-lived, recovery that continued throughout 1997, but which was followed by a severe downturn that began at the end of 1997 and continued throughout 1998. Sales to the data storage industry increased in both the second and third quarters of 1997, but declined during the fourth quarter of 1997 and in both the first and second quarters of 1998. Data storage sales then increased in the third quarter of 1998 but dropped significantly in the fourth quarter of 1998. Sales to industrial markets increased throughout each of the three quarters following the first quarter of 1997, with the increases during the third and fourth quarters partially due to the inclusion of industrial sales by Tower. Then sales to industrial markets were lower in the first half of 1998 and lower again in the second half of that year.

    The Company's gross margin fluctuated significantly on a quarterly basis in 1997 and 1998, primarily reflecting utilization of manufacturing capacity. The improvement in gross margin to 38.1% in the second quarter of 1997 was primarily the result of a more favorable absorption of manufacturing overhead resulting from a 57% increase in sales from the first quarter of 1997 to the second quarter of 1997. The improvement in gross margin to 39.9% in the third quarter of 1997 was primarily due to improved material costs. Beginning August 15, 1997, the Company's operating results included Tower. Gross margin declined to 37.8% in the fourth quarter of 1997, and was primarily attributed to higher customer service costs and higher cost of goods sold as a percentage of sales for Tower. The two successive decreases in gross margin to 31.0% and 26.6% in the first and second quarters of 1998, respectively, were attributed to decreased utilization of capacity resulting from two successive quarterly decreases in sales to the semiconductor capital equipment industry. Gross margin improved to 30.3% in the third quarter of 1998 even though there was a decrease in sales to the semiconductor capital equipment industry and decreased utilization of capacity. The improvement was due to the Company's efforts to lower material costs through supplier contract negotiations while improving material quality and material handling efficiency, as well as from cost improvements realized from the restructuring. Gross margin declined to 29.3% in the fourth quarter of 1998, due primarily to another decrease in sales to the semiconductor capital equipment industry that resulted in decreased utilization of capacity, though material costs improved due to the improvement efforts continued from the previous quarter.

    The Company's operating expenses, excluding one-time charges and credits, increased on a quarterly basis throughout 1997. The increases in operating expenses during 1997 reflected costs in support of higher sales resulting from the recovery in the semiconductor capital equipment industry and increases in sales to the data storage industry in the second and third quarters of 1997. Operating expenses of $17.2 million in the third quarter of 1997 would have been $11.1 million if not for the one-time charges of $6.1 million. Due to the downturn in the semiconductor capital equipment industry in 1998, operating expenses of the Company, excluding one-time charges and credits, were held relatively flat during the first half of 1998 in anticipation of an early recovery. Operating expenses were $12.3 million and $12.7 million, respectively, in the first and second quarters of 1998. With the extent and duration of the downturn still uncertain, in the second half of 1998 the Company reduced operating expenses, excluding one-time charges and credits, while maintaining a minimum level of resources necessary to address an upturn in the semiconductor capital equipment industry that is now anticipated to occur during 1999. Operating expenses in the third and fourth quarters of 1998 were $12.3 million and $12.2 million, respectively, and would have been $11.3 million and $10.6 million, respectively, if not for one-time charges and credits. As a percentage of sales, operating expenses have declined during periods of rapid sales growth, when sales increased at a rate faster than the Company's ability to add personnel and facilities to support the growth, and increased during periods of flat or decreased sales, when the Company's infrastructure is retained to support anticipated future growth.

    Other income (expense) consists primarily of interest income and expense and foreign currency gain and loss. Interest income increased substantially in the fourth quarter of 1997, attributed to the receipt of funds from the public offering that quarter. In 1997, the Company recorded a foreign currency gain of $0.1 million, despite a foreign currency loss in the first quarter of that year. During 1998, the Company recorded a net foreign exchange gain of $0.4 million, earned primarily in the fourth quarter of that year. The Company continues to utilize forward foreign exchange contracts in Japan to mitigate the effects of foreign currency fluctuations. In each of the third and fourth quarters of 1998, the Company recorded $0.3 million losses from its investment in LITMAS.

    The Company's provision (benefit) for income taxes fluctuated significantly throughout 1997 and 1998. An effective income tax rate of 66.3% in the third quarter of 1997 was due primarily to the one-time nondeductible charge of $3.1 million for the purchased in-process research and development associated with the acquisition of Tower. An effective income tax rate of 26.2% in the fourth quarter of 1997 was due primarily to a revised estimate resulting in a favorable adjustment to previously accrued income taxes in Japan. An effective income tax benefit rate of 28.1% for the fourth quarter of 1998 was due primarily to nondeductible merger costs offset by tax benefits recorded for operating losses incurred during the quarter. Most other quarters during these two years had effective income tax rates closer to historical rates.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations, acquired equipment and met its working capital requirements through borrowings under its revolving line of credit, long-term loans secured by property and equipment and cash flow from operations, and, from November 1995, proceeds from underwritten public offerings.

    Cash provided by operations totaled $8.9 million in 1997, of which major factors were net income, depreciation, amortization, purchased in-process research and development, and increases in accounts payable and accrued payroll, offset by increases in accounts receivable and inventories. Cash provided by operations totaled $8.7 million in 1998, of which major factors were depreciation, amortization and decreases in accounts receivable and inventories, offset by net loss, decreases in income taxes payable, accounts payable and payroll. The Company expects future receivable and inventory balances to fluctuate with net sales. The Company provides "just-in-time" deliveries to certain of its customers and may be required to maintain higher levels of inventory to satisfy its customers' delivery requirements.

    Investing activities in 1997 used cash of $40.5 million and consisted of the acquisition of Tower for $13.0 million, the purchase of marketable securities of $20.0 million and the purchase of property and equipment of $7.5 million. Investing activities in 1998 used cash of $3.7 million and consisted of the purchase of property and equipment of $5.3 million, the acquisition of the assets of FST for $2.5 million and the purchase of preferred stock of LITMAS for $1.0 million, offset by a net decrease in marketable securities of $5.1 million.

    In October 1997, the Company completed an underwritten public offering of 1,000,000 shares of common stock at a price of $31 per share, for aggregate net proceeds of approximately $28.7 million. The Company used $12.0 million of the net proceeds to repay a term loan used to finance the acquisition of Tower, and incurred a prepayment penalty of approximately $90,000. The remaining proceeds were added to the Company's working capital to finance future business needs.

    In 1997, financing activities provided cash of $32.0 million and consisted primarily of the net proceeds of $28.7 million from the underwritten public offering, $0.4 million of other sales of common stock, and $1.6 million from stockholders' notes receivable. In 1998, financing activities used cash of $5.1 million and consisted primarily of changes in notes payable and capital lease obligations.

    The Company plans to spend approximately $4.9 million through 1999 for the acquisition of equipment, leasehold improvements and furnishings, with depreciation expense projected to be $5.0 million.

    As of December 31, 1998, the Company had working capital of $62.1 million. The Company's principal sources of liquidity consisted of $12.3 million of cash and cash equivalents, $15.8 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit which replaced the Company's prior line of credit, with options to convert up to $10.0 million to a three-year term loan. Advances under the revolving line of credit bear interest at either the prime rate (7.75% at February 28, 1999) minus 1.25% or the LIBOR 360-day rate (5.39375% at February 28, 1999) plus 150 basis points, at the Company's option. All advances under this revolving line of credit will be due and payable in December 2000; however, there were no advances outstanding as of December 31, 1998.

    The Company believes that its cash and cash equivalents, cash flow from operations and available borrowings, will be sufficient to meet the Company's working capital needs through at least the end of 1999. After that time, the Company may require additional equity or debt financing to address its working capital, capital equipment, or expansion needs. In addition, any significant acquisitions by the Company may require additional equity or debt financings to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to the Company.

YEAR 2000 PROGRAM

    The Year 2000 problem is the result of computer programs that rely on two-digit date codes, instead of four-digit date codes, to indicate the year. Such computer programs, which are unable to interpret the date code "00" as the year 2000, may not be able to perform computations and decision-making functions and could cause computer systems to malfunction.

    The Company has developed a multi-phase program for Year 2000 information systems compliance that consists of the following:

     - ASSESSMENT of the corporate systems and operations of the Company that could be affected by the Year 2000 problem;

     -    REMEDIATION of non-compliant systems and components; and

     -    TESTING of systems and components following remediation.


    The Company has focused its Year 2000 review on three areas:

     -    information technology (IT) system applications;

     -    non-IT systems, including engineering and manufacturing applications;
          and

     -    relationships with third parties.

    The Company has completed assessment of its IT and non-IT systems at all of its facilities, except for Tower's manufacturing facility in Fridley, Minnesota. Assessment of the IT and non-IT systems at Tower's facility is underway and is expected to be complete during the second quarter of 1999. The Company believes that its enterprise-wide software system, which is installed at the Fort Collins facility and certain other facilities, is Year 2000 compliant. Such belief is based significantly on discussions with and representations by the vendor of such software. The Company has been, and will continue to be, in contact with such vendor in order to obtain any additional revisions or upgrades issued by the vendor to ensure that such enterprise-wide software remains Year 2000 compliant. The Company also has conducted its own tests on the enterprise-wide software to verify the vendor's representations. The Company has not determined whether to install its enterprise-wide software system at the Fridley facility prior to the year 2000.

    Following completion of the assessment phase, the Year 2000 team identified those non-compliant systems that it considers to be "mission critical." Remediation and testing of the mission critical IT systems, except at the Fridley facility, have been completed. Remediation and testing of mission critical non-IT systems are underway and are expected to be completed during the second quarter of 1999, except at the Fridley facility. Remediation and testing of non-compliant systems that are not mission critical are expected to be completed during the third quarter of 1999. Once the Year 2000 team has completed assessment of the IT and non-IT systems at the Fridley facility, it will identify the non-compliant systems that are mission critical. Until such time, the Company cannot determine the date by when remediation and testing will be completed at the Fridley facility. Based on the assessment results to date, the Company expects to complete remediation and testing of mission critical IT systems at the Fridley facility during the third quarter of 1999.

    The Company is examining its relationship with third parties whose Year 2000 compliance could have a material effect on the Company. The Company considers third party suppliers and customers to pose the greatest Year 2000 risk to the Company, because the failure of such persons to become Year 2000 compliant in a timely manner, if at all, could result in the Company's inability to obtain components in a timely manner, reductions in the quality of components obtained, reductions, delays or cancellations of customer orders or delay in payments by customers for products shipped. In addition, conversions by third parties to become Year 2000 compliant might not be compatible with the Company's systems. Any or all of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has circulated questionnaires to and has actively solicited feedback from its significant vendors and customers with respect to such persons' Year 2000 compliance programs and status, except that the Company has not yet contacted all of RF Power Products' significant vendors. Based on the results of such efforts, the Company believes that its principal customers and all of its sole source suppliers are either Year 2000 compliant or are implementing plans to become Year 2000 compliant in a timely manner. Certain suppliers have advised the Company that they are implementing Year 2000 programs, but have not indicated by when they expect to be Year 2000 compliant or have indicated that they don't expect to be Year 2000 compliant until the fourth quarter of 1999. The Company continues to pursue additional information about such suppliers' Year 2000 readiness in order to assess the risks involved in relying on such suppliers.

    In what the Company believes to be the most reasonably likely worst case Year 2000 scenario, the Company would be unable to obtain electronic components from its suppliers because of such third parties' failure to become Year 2000 compliant, and the Company would be unable to manufacture such components internally or to redesign its systems to accommodate different components because of the failure of the Company's engineering and manufacturing systems to be Year 2000 compliant. The Company is in the process of reviewing the capabilities of its current and other component suppliers to ensure that the components most critical to production of the Company's systems are not sole-sourced. See "Cautionary Statements - Risk Factors--Supply Constraints and Dependence on Sole and Limited Source Suppliers."

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

    The Company believes that its systems are Year 2000 ready, except that certain products acquired from Fourth State Technology have not been fully assessed. The Company intends to complete assessment of the Fourth State Technology products during the second quarter of 1999.

    The foregoing beliefs and expectations are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are based in large part on certain statements and representations made by persons outside the Company, any of which statements or representations ultimately could prove to be inaccurate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and by policy is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 1998, the Company's investments consisted of equities, municipal bonds and notes and mutual funds.

    The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company's debt is fixed rate in nature and mitigates the impact of fluctuations in interest rates. The fair value of the Company's debt approximates the carrying amount at December 31, 1998. Management believes the potential effects of near-term changes in interest rates on the Company's fixed rate debt is not material.

FOREIGN CURRENCY EXCHANGE RATE RISK

    The Company's subsidiary in Japan enters into foreign currency forward contracts to buy U.S. dollars to hedge its payable position arising from trade purchases and intercompany transactions with its parent. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in other currencies will be adversely affected by changes in exchange rates. Foreign currency forward contracts are entered into with a major commercial Japanese bank that has a high credit rating and the Company does not expect the counterparty to fail to meet its obligations under outstanding contracts. The Company generally enters into foreign currency forward contracts with maturities ranging from 7 to 10 months, with contracts outstanding at December 31, 1998, maturing through June 1999. At December 31, 1998, the Company held foreign forward exchange contracts with nominal amounts of $3,000,000 and market settlement amounts of $3,513,000 for an unrealized loss position of $513,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE
Report of Arthur Andersen LLP, Independent Public Accountants..........................................     50
Report of KPMG LLP, Independent Public Accountants.....................................................     51
Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................     52
Consolidated Statement of Operations for the Years Ended December 31, 1998, 1997 and 1996..............     54
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996....     55
Consolidated Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996..............     56
Notes to Consolidated Financial Statements.............................................................     57
Schedule II - Valuation and Qualifying Accounts........................................................     71


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Advanced Energy Industries, Inc.:


    We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and RF Power Products, Inc., which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the consolidated balance sheet of RF Power Products, Inc. as of November 30, 1997 (the previous year-end of RF Power Products, Inc. - see Note 3), or the related statements of operations and cash flows for the years ended November 30, 1997 and 1996, which statements reflect total assets of 14% as of December 31, 1997, and total revenues of 19% and 24% for the years ended December 31, 1997 and 1996, of the related consolidated totals, respectively. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for RF Power Products, Inc., is based solely upon the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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


Denver, Colorado                       ARTHUR ANDERSEN LLP
February 5, 1999.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
RF Power Products, Inc.:


    We have audited the consolidated balance sheets of RF Power Products, Inc. and subsidiary as of November 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended (not separately presented herein). In connection with our audit of these consolidated financial statements, we also have audited the related consolidated financial statement schedule (not separately presented herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Power Products, Inc. and subsidiary as of November 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG LLP


Philadelphia, Pennsylvania
January 16, 1998

                 ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                                                           DECEMBER 31,
                                                                                     -----------------------
                                                                                        1998          1997
                                                                                     ---------      --------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................        $  12,295      $ 12,041
  Marketable securities - trading............................................           15,839        20,174
  Accounts receivable --
     Trade (less allowances for doubtful accounts of approximately
       $582 and $587 at December 31, 1998 and 1997, respectively)............           14,841        33,819
     Related parties.........................................................              221           893
     Other...................................................................              542         1,343
  Income tax receivable......................................................            3,576            --
  Inventories................................................................           21,412        31,207
  Other current assets.......................................................              797         2,561
  Deferred income tax assets, net............................................            4,112         3,320
                                                                                     ---------      --------
          Total current assets...............................................           73,635       105,358
                                                                                     ---------      --------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $14,316 and $9,667 at December 31,
  1998 and 1997, respectively................................................           15,320        14,852
                                                                                     ---------      --------

OTHER ASSETS:
  Deposits and other.........................................................            1,007           570
  Goodwill and intangibles, net of accumulated amortization of $1,505 and
     $378 at December 31, 1998 and 1997, respectively........................            8,586         7,112
  Demonstration and customer service equipment, net of
     accumulated depreciation of $1,743 and $1,936 at December 31,
     1998 and 1997, respectively.............................................            2,487         2,172
                                                                                     ---------      --------
                                                                                        12,080         9,854
                                                                                     ---------      --------
          Total assets.......................................................         $101,035      $130,064
                                                                                     ---------      --------
                                                                                     ---------      --------


            The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                                                           DECEMBER 31,
                                                                                     -----------------------
                                                                                        1998          1997
                                                                                     ---------      --------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable trade.....................................................        $  5,675      $ 15,111
  Accrued payroll and employee benefits......................................           2,983         5,538
  Other accrued expenses.....................................................           2,074         2,410
  Customer deposits..........................................................              66           226
  Accrued income taxes payable...............................................             567         2,734
  Capital lease obligations, current portion.................................             111           147
  Notes payable, current portion.............................................             100         4,850
                                                                                     ---------      --------
          Total current liabilities..........................................          11,576        31,016
                                                                                     ---------      --------
LONG-TERM LIABILITIES:
  Capital lease obligations, net of current portion..........................             110            22
  Notes payable, net of current portion......................................             216         1,499
                                                                                     ---------      --------
                                                                                          326         1,521
                                                                                     ---------      --------
          Total liabilities..................................................          11,902        32,537
                                                                                     ---------      --------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Note 1):
  Preferred stock, $0.001 par value, 1,000 shares
     authorized, none issued and outstanding.................................              --            --
  Common stock, $0.001 par value, 30,000 shares authorized;
     26,725 and 26,486 shares issued and outstanding, respectively...........              27            26
  Additional paid-in capital.................................................          60,381        59,156
  Retained earnings..........................................................          29,139        39,138
  Stockholders' notes receivable.............................................              --           (67)
  Deferred compensation......................................................              --           (34)
  Accumulated other comprehensive loss.......................................            (414)         (692)
                                                                                     ---------      --------
          Total stockholders' equity.........................................          89,133        97,527
                                                                                     ---------      --------
          Total liabilities and stockholders' equity.........................        $101,035      $130,064
                                                                                     ---------      --------
                                                                                     ---------      --------

            The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

             ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          YEARS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                          1998       1997        1996
                                                                       --------    --------    --------
SALES...........................................................       $124,698    $175,758    $129,931
COST OF SALES...................................................         87,985     108,802      82,685
                                                                       --------    --------    --------
  Gross profit..................................................         36,713      66,956      47,246
                                                                       --------    --------    --------
OPERATING EXPENSES:
  Research and development......................................         23,849      19,336      17,288
  Sales and marketing...........................................         13,531      11,646      10,723
  General and administrative....................................          9,483      10,480       8,865
  Restructuring charge..........................................          1,000          --          --
  Merger costs..................................................          2,742          --          --
  Storm (recoveries) damages....................................         (1,117)      2,700          --
  Purchased in-process research and development.................             --       3,080          --
                                                                       --------    --------    --------
    Total operating expenses....................................         49,488      47,242      36,876
                                                                       --------    --------    --------
(LOSS) INCOME FROM OPERATIONS...................................        (12,775)     19,714      10,370
                                                                       --------    --------    --------
OTHER INCOME (EXPENSE):
  Interest income...............................................          1,111         573         481
  Interest expense..............................................           (191)       (481)       (284)
  Foreign currency gain (loss)..................................            369          97        (351)
  Other, net....................................................           (931)       (380)        115
                                                                       --------    --------    --------
                                                                            358        (191)        (39)
                                                                       --------    --------    --------
    Net (loss) income before income taxes.......................        (12,417)     19,523      10,331
(BENEFIT) PROVISION FOR INCOME TAXES............................         (2,900)      7,467       3,960
                                                                       --------    --------    --------
NET (LOSS) INCOME...............................................       $ (9,517)    $12,056     $ 6,371
                                                                       --------    --------    --------
                                                                       --------    --------    --------
BASIC (LOSS) EARNINGS PER SHARE.................................         $(0.36)      $0.47       $0.25
                                                                       --------    --------    --------
                                                                       --------    --------    --------
DILUTED (LOSS) EARNINGS PER SHARE...............................         $(0.36)      $0.46       $0.25
                                                                       --------    --------    --------
                                                                       --------    --------    --------
BASIC WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING...................................................         26,572      25,523      25,203
                                                                       --------    --------    --------
                                                                       --------    --------    --------
DILUTED WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING............................................         26,572      26,302      25,738
                                                                       --------    --------    --------
                                                                       --------    --------    --------


            The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (IN THOUSANDS)

                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                        ACCUMULATED
                                       COMMON STOCK   ADDITIONAL           STOCKHOLDERS'                   OTHER          TOTAL
                                       -------------   PAID-IN   RETAINED     NOTES        DEFERRED    COMPREHENSIVE  STOCKHOLDERS'
                                       SHARES AMOUNT   CAPITAL   EARNINGS   RECEIVABLE   COMPENSATION  INCOME (LOSS)     EQUITY
                                       ------ ------  ---------- --------  ------------  ------------  -------------  -------------
BALANCES, December 31, 1995,
  as previously reported...........    21,069  $ 21    $ 22,925  $ 19,921   $ (1,083)      $ (130)       $ (567)        $ 41,087
  Adjustment for pooling of
    interests......................     3,961     4       6,331       790       (155)          --            --            6,970
                                       ------  ----    --------   -------   --------       ------        ------         --------
BALANCES, December 31, 1995,
  as restated......................    25,030    25      29,256    20,711     (1,238)        (130)         (567)          48,057
  Exercise of stock options and
    warrants for cash..............       223    --         160        --         --           --            --              160
  Proceeds from stockholders'
    notes receivable...............        --    --          --        --         77           --            --               77
  Amortization of deferred
    compensation...................        --    --          --        --         --           48            --               48
  Tax benefit related to shares
    acquired by employees under
    stock compensation plans.......        --    --         148        --         --           --            --              148
  Comprehensive income:
  Equity adjustment from foreign
    currency translation...........        --    --          --        --         --           --            67               --
  Net income.......................        --    --          --     6,371         --           --            --               --
    Total comprehensive income.....        --    --          --        --         --           --            --            6,438
                                       ------  ----    --------   -------   --------       ------        ------         --------
BALANCES, December 31, 1996........    25,253    25      29,564    27,082     (1,161)         (82)         (500)          54,928
  Exercise of stock options
    for cash.......................       135    --         268        --         --           --            --              268
  Exercise of stock options in
    exchange for stockholders'
    notes receivable...............        90    --         470        --       (470)          --            --               --
  Proceeds from stockholders'
    notes receivable...............        --    --          --        --      1,564           --            --            1,564
  Sale of common stock through
    employee stock purchase plan...         8    --         102        --         --           --            --              102
  Amortization of deferred
    compensation...................        --    --          --        --         --           48            --               48
  Sale of common stock through public
    offering, net of approximately
    $2,276 of expenses..............    1,000     1      28,723        --         --           --            --           28,724
  Tax benefit related to shares
    acquired by employees under
    stock compensation plans........       --    --          29        --         --           --            --               29
  Comprehensive income:
  Equity adjustment from foreign
    currency translation............       --    --          --        --         --           --          (192)              --
  Net income........................       --    --          --    12,056         --           --            --               --
    Total comprehensive income......       --    --          --        --         --           --            --           11,864
                                       ------  ----    --------   -------   --------       ------        ------         --------
BALANCES, December 31, 1997.........   26,486    26      59,156    39,138        (67)         (34)         (692)          97,527
  Exercise of stock options
    for cash........................      219     1         727        --         --           --            --              728
  Proceeds from stockholders'
    notes receivable................       --    --          --        --         67           --            --               67
  Sale of common stock through
    employee stock purchase plan....       20    --         133        --         --           --            --              133
  Amortization of deferred
    compensation...................        --    --          --        --         --           34            --               34
  Tax benefit related to shares
    acquired by employees under
    stock compensation plans.......        --    --         365        --         --           --            --              365
  Adjustment to conform year-end
    of merged entity...............        --    --          --      (482)        --           --            --             (482)
  Comprehensive loss:
  Equity adjustment from foreign
    currency translation...........        --    --          --        --         --           --           278               --
  Net loss.........................        --    --          --    (9,517)        --           --            --               --
    Total comprehensive loss.......        --    --          --        --         --           --            --           (9,239)
                                       ------  ----    --------   -------   --------       ------        ------         --------
BALANCES, December 31, 1998........    26,725  $ 27    $ 60,381  $ 29,139   $     --       $   --        $ (414)        $ 89,133
                                       ------  ----    --------   -------   --------       ------        ------         --------
                                       ------  ----    --------   -------   --------       ------        ------         --------


            The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                           ------------------------------------
                                                                                             1998          1997          1996
                                                                                           --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..................................................................      $ (9,517)     $ 12,056      $  6,371
  Adjustment for conforming year-end of merged entity................................          (482)           --            --
  Adjustments to reconcile net (loss) income to net cash provided by operating activities -
     Depreciation and amortization...................................................         6,544         4,838         3,305
     Provision for deferred income taxes.............................................          (792)       (1,657)         (124)
     Amortization of deferred compensation...........................................            34            48            48
     Purchased in-process research and development...................................            --         3,080            --
     Loss on disposal of property and equipment......................................           102         1,046            41
     Earnings from marketable securities, net........................................          (765)         (174)           --
     Writedown of stock investment...................................................           600            --            --
     Changes in operating assets and liabilities -
        Accounts receivable-trade, net...............................................        19,343       (12,067)       (1,430)
        Related parties and other receivables........................................         1,473          (502)          803
        Inventories..................................................................         9,795       (11,513)        3,193
        Other current assets.........................................................         1,764        (1,138)         (597)
        Deposits and other...........................................................           (37)          777          (186)
        Demonstration and customer service equipment.................................        (1,016)         (641)         (743)
        Accounts payable trade.......................................................        (9,436)       10,402        (5,823)
        Accrued payroll and employee benefits........................................        (2,555)        2,613          (553)
        Customer deposits and other accrued expenses.................................          (591)          699          (835)
        Income taxes payable/receivable..............................................        (5,743)        1,040           299
                                                                                           --------      --------      --------
          Net cash provided by operating activities..................................         8,721         8,907         3,769
                                                                                           --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities..................................................        (1,000)      (20,000)           --
  Sale of marketable securities......................................................         6,100            --            --
  Purchase of stock investment.......................................................        (1,000)           --            --
  Purchase of property and equipment, net............................................        (5,292)       (7,494)       (6,521)
  Acquisition of assets of Fourth State Technology, Inc..............................        (2,500)           --            --
  Acquisition of Tower Electronics, Inc., net of cash acquired.......................            --       (12,995)           --
                                                                                           --------      --------      --------
          Net cash used in investing activities......................................        (3,692)      (40,489)       (6,521)
                                                                                           --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable........................................................         2,201        15,828         3,992
  Repayment of notes payable and capital lease obligations...........................        (8,182)      (14,449)       (3,788)
  Sale of common stock, net of expenses..............................................            --        28,724            --
  Sale of common stock through employee stock purchase plan..........................           133           102            --
  Proceeds from exercise of stock options and warrants...............................           728           268           160
  Proceeds from stockholders' notes receivable.......................................            67         1,564            77
                                                                                           --------      --------      --------
     Net cash (used in) provided by financing activities.............................        (5,053)       32,037           441
                                                                                           --------      --------      --------
EFFECT OF CURRENCY TRANSLATION ON CASH...............................................           278          (192)           67
                                                                                           --------      --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................           254           263        (2,244)
CASH AND CASH EQUIVALENTS, beginning of period.......................................        12,041        11,778        14,022
                                                                                           --------      --------      --------
CASH AND CASH EQUIVALENTS, end of period.............................................      $ 12,295      $ 12,041      $ 11,778
                                                                                           --------      --------      --------
                                                                                           --------      --------      --------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Note payable assumed in Tower acquisition........................................      $     --      $  1,389      $     --
                                                                                           --------      --------      --------
                                                                                           --------      --------      --------
    Exercise of stock options in exchange for stockholders' notes receivable.........      $     --      $    470      $     --
                                                                                           --------      --------      --------
                                                                                           --------      --------      --------
    Tax benefit related to shares acquired by employees under stock option plans.....      $    365      $     29      $    148
                                                                                           --------      --------      --------
                                                                                           --------      --------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest.............................................................      $    283      $    456      $    273
                                                                                           --------      --------      --------
                                                                                           --------      --------      --------
  Cash paid for income taxes.........................................................      $  2,327      $  7,918      $  4,463
                                                                                           --------      --------      --------
                                                                                           --------      --------      --------


            The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) COMPANY OPERATIONS

    Advanced Energy Industries, Inc. (the "Company") was incorporated in Colorado in 1981 and reincorporated in Delaware in 1995. The Company is primarily engaged in the development and production of power conversion and control systems, which are used by manufacturers of semiconductors and in industrial thin film manufacturing processes. The Company owns 100% of each of the following subsidiaries: Advanced Energy Japan K.K. ("AE-Japan"), Advanced Energy Industries GmbH ("AE-Germany"), Advanced Energy Industries U.K. Limited ("AE-UK") and Advanced Energy Industries Korea, Inc. ("AE-Korea"). The Company also owns 100% of RF Power Products, Inc. ("RFPP") and Tower Electronics, Inc. ("Tower"). RFPP is a New Jersey-based designer and manufacturer of radio frequency power systems, matching networks and peripheral products primarily for original equipment providers in the semiconductor capital equipment, commercial coating, flat panel display and analytical instrumentation markets. Tower is a Minnesota-based designer and manufacturer of custom, high-performance switchmode power supplies used principally in the telecommunications, medical and non-impact printing industries.

    The Company continues to be subject to certain risks similar to other companies in its industry. These risks include significant fluctuations of quarterly operating results, the volatility of the semiconductor and semiconductor capital equipment industries, customer concentration within the markets the Company serves, manufacturing facilities risks, recent and potential future acquisitions, management of growth, supply constraints and dependencies, dependence on design wins, barriers to obtaining new customers, the high level of customized designs, rapid technological changes, potential impacts of the year 2000 problem, competition, international sales risks, the Asian financial crisis, intellectual property rights, governmental regulations, and the volatility of the market price of the Company's common stock. A significant change in any of these risk factors could have a material impact on the Company's business.

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

    MARKETABLE SECURITIES - TRADING -- The Company has investments in marketable equity securities and municipal bonds, which have original maturities of 90 days or more. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investments are classified as trading securities and reported at fair value with unrealized gains and losses included in earnings.

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

    GOODWILL AND INTANGIBLES - Goodwill and intangibles are recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of approximately 7 years for both the goodwill and the intangible assets.

    CONCENTRATIONS OF CREDIT RISK -- The Company's revenues generally are concentrated among a small number of customers, the majority of which are in the semiconductor capital equipment industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

    The Company records a cumulative translation adjustment from translation of the financial statements of AE-Japan, AE-Germany, AE-Korea and AE-UK. This equity account includes the results of translating all balance sheet assets and liabilities at current exchange rates as of the balance sheet date, and the statements of operations and cash flows at the average exchange rates during the respective year.

    The Company recognizes gain or loss on foreign currency transactions which are not considered to be of a long-term investment nature. The Company recognized a gain (loss) on foreign currency transactions of $369,000, $97,000 and $(351,000) for the years ended December 31, 1998, 1997 and 1996, respectively.

    REVENUE RECOGNITION -- The Company recognizes revenue when products are shipped.

    INCOME TAXES -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates. Also, the Company's deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets which it believes it will more likely than not fail to realize.

    EARNINGS PER SHARE -- In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings (loss) per share ("EPS") and diluted EPS, instead of primary and fully-diluted EPS that was previously required. This standard was effective for the Company in fiscal 1997 and prior periods have been retroactively adjusted. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Basic and diluted EPS were the same for fiscal 1998 as the Company has incurred losses from operations, therefore, making the effect of all potential common shares anti-dilutive.

    COMPREHENSIVE INCOME (LOSS) -- In June 1997, the FASB issued SFAS No.
130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) for the Company consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity. The adoption of SFAS No. 130 in fiscal
1998 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

    SEGMENT REPORTING -- In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for the Company in fiscal 1998. Management operates and manages its business of supplying power conversion and control systems as one operating segment, as their products have similar economic characteristics and production processes.

    NEW ACCOUNTING STANDARD -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activity. SFAS No. 133 is effective for all periods in fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The Company has not yet evaluated the impact that the adoption of SFAS No. 133 will have on the financial statements.

    ESTIMATES AND ASSUMPTIONS -- The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    ASSET IMPAIRMENTS -- The Company reviews its long-lived assets and certain identifiable intangibles to be held and used by the Company for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, the Company estimates the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized. Long-lived assets and certain identifiable intangibles to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

    RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

(3) ACQUISITIONS

    RF POWER PRODUCTS-- On October 8, 1998, RF Power Products, Inc., a New Jersey-based designer and manufacturer of radio frequency power systems, matching networks and peripheral products primarily for original equipment providers in the semiconductor capital equipment, commercial coating, flat panel display and analytical instrumentation markets, was merged with a wholly owned subsidiary of the Company. The Company issued approximately 4 million shares of its common stock to the former shareholders of RFPP. Each share of RFPP common stock was exchanged for 0.3286 of one share of the Company's common stock. In addition, outstanding RFPP stock options were converted at the same exchange factor into options to purchase approximately 148,000 shares of the Company's common stock.

    The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No.
16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined balance sheet, statements of operations and cash flows of RFPP as though it had always been part of the Company. RFPP's year-end was November 30, and therefore, the combined balance sheet of the Company for fiscal 1997 includes the balance sheet of RFPP as of November 30, 1997, and the combined statements of operations and cash flows for both fiscal 1997 and 1996 include RFPP's results for the years ended November 30, 1997 and 1996, respectively.

    RFPP's operating results for the month of December 1998 are not reflected in the accompanying statement of operations. This is due to changing RFPP's year-end from November 30 to December 31 to conform to the Company's year-end. RFPP's month of December 1998 operating results were revenues of approximately $723,000 and a net loss of $482,000, which has been charged directly to retained earnings in order to report only twelve months' operating results. In connection with the merger, the Company recorded in the fourth quarter a charge to operating expenses of $2,742,000 for direct merger-related costs.

    There were no transactions between the Company and RFPP prior to the combination, and immaterial adjustments were recorded to conform RFPP's accounting policies. Certain reclassifications were made to conform the RFPP financial statements to the Company's presentations. The results of operations for the separate companies and combined amounts presented in the consolidated financial statements follow:

                                                YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                              1998       1997        1996
                                           ---------   ---------   ---------
                                                  (IN THOUSANDS)
Sales:
  Pre-merger
    Advanced Energy....................    $  86,289   $ 141,923   $  98,852
    RFPP...............................       18,436      33,835      31,079
  Post-merger..........................       19,973          --          --
                                           ---------   ---------   ---------
     Consolidated                          $ 124,698   $ 175,758   $ 129,931
                                           ---------   ---------   ---------
                                           ---------   ---------   ---------
Net (loss) income:
  Pre-merger
    Advanced Energy....................    $  (2,748)  $  10,362    $  5,144
    RFPP...............................       (3,859)      1,694       1,227
  Post-merger..........................         (168)         --          --
  Merger cost..........................       (2,742)         --          --
                                           ---------   ---------   ---------
     Consolidated                          $  (9,517)  $  12,056   $   6,371
                                           ---------   ---------   ---------
                                           ---------   ---------   ---------


    FST-- Effective September 3, 1998, the Company acquired substantially all of the assets of Fourth State Technology, Inc. ("FST"), a privately held, Texas-based designer and manufacturer of process controls used to monitor and analyze data in the RF process. The purchase price consisted of $2.5 million in cash, assumption of a $113,000 liability, and an earn-out provision which is based on profits over the next three-year period. Approximately $2.6 million of the purchase price was allocated to intangible assets. The results of operations of FST are included within the accompanying consolidated financial statements from the date of acquisition.

    TOWER-- Effective August 15, 1997, the Company acquired all of the outstanding stock of Tower, a Minnesota-based designer and manufacturer of custom, high-performance switchmode power supplies used principally in the telecommunications, medical and non-impact printing industries. The purchase price consisted of $14.5 million in cash and a $1.5 million non-interest-bearing promissory note to the seller (the

"Note"), which was paid in full during August 1998. Total consideration, including the effect of imputing interest on the Note, equaled $15,889,000. The acquisition was accounted for using the purchase method of accounting and resulted in a one-time charge of $3,080,000 for in-process research and development costs acquired as a result of the transaction. Acquisition costs totaled approximately $209,000.

    The purchase price was allocated to the net assets of Tower as summarized below:

                                                  (In thousands)
Cash and cash equivalents                           $  1,714
Accounts receivable                                    2,555
Inventories                                            2,691
Deferred tax asset                                        57
Fixed assets                                             280
Goodwill                                               7,490
Purchased in-process research and development          3,080
Other assets                                              39
Accounts payable                                      (1,292)
Accrued liabilities                                     (516)
                                                    --------
                                                    $ 16,098
                                                    --------
                                                    --------


    The purchase agreement included a contingent purchase price based on Tower exceeding a certain sales level in 1998. No additional purchase price has been recorded during 1998 as the sales level was not achieved.

    The results of operations of Tower are included within the accompanying consolidated financial statements from the date of acquisition.

(4) PUBLIC OFFERING OF COMMON STOCK

    In October 1997, the Company closed on an offering of its common stock. In connection with the offering, 1,000,000 shares of common shares were sold at a price of $31 per share, providing gross proceeds of $31,000,000, less $2,276,000 in offering costs.

(5) MARKETABLE SECURITIES - TRADING

    MARKETABLE SECURITIES - TRADING are reported at their fair value and consisted of the following:

                                             DECEMBER 31,
                                         --------------------
                                           1998        1997
                                         --------   --------
                                            (IN THOUSANDS)
Equities...............................  $ 12,290   $ 18,345
Municipal bonds and notes..............     2,815      1,700
Mutual funds...........................       734        129
                                         --------   --------
                                         $ 15,839   $ 20,174
                                         --------   --------
                                         --------   --------


    These marketable securities have original costs of $14,900,000 and $20,000,000 as of December 31, 1998 and 1997, respectively.

(6) ACCOUNTS RECEIVABLE - TRADE

    ACCOUNTS RECEIVABLE - TRADE consisted of the following:

                                               DECEMBER 31,
                                            --------------------
                                              1998       1997
                                            --------   ---------
                                                (IN THOUSANDS)
Domestic...............................     $  8,295    $ 23,341
Foreign................................        7,128      11,065
Allowance for doubtful accounts........         (582)       (587)
                                            --------   ---------
                                            $ 14,841    $ 33,819
                                            --------   ---------
                                            --------   ---------


(7) INVENTORIES

     INVENTORIES consisted of the following:

                                               DECEMBER 31,
                                            --------------------
                                              1998       1997
                                            --------   ---------
                                                (IN THOUSANDS)
Parts and raw materials................     $ 13,212    $ 20,622
Work in process........................        1,934       3,592
Finished goods.........................        6,266       6,993
                                            --------   ---------
                                            $ 21,412    $ 31,207
                                            --------   ---------
                                            --------   ---------


(8) PROPERTY AND EQUIPMENT

     PROPERTY AND EQUIPMENT consisted of the following:

                                               DECEMBER 31,
                                            --------------------
                                              1998       1997
                                            --------   ---------
                                                (IN THOUSANDS)
Machinery and equipment...................  $ 14,680   $ 11,368
Computers and communication equipment.....     7,306      6,584
Furniture and fixtures....................     3,591      2,846
Vehicles..................................       155        155
Leasehold improvements....................     3,904      3,566
                                            --------   ---------
                                              29,636     24,519
Less -- accumulated depreciation..........   (14,316)    (9,667)
                                            --------   ---------
                                            $ 15,320   $ 14,852
                                            --------   ---------
                                            --------   ---------


    Included in the cost of property and equipment above is equipment obtained through capital leases. The original cost of capital lease equipment included in property and equipment above was as follows at December 31, 1998 and 1997:

                                               DECEMBER 31,
                                            --------------------
                                              1998       1997
                                            --------   ---------
                                                (IN THOUSANDS)
Machinery and equipment...................  $   90        $ 573
Computers and communication equipment.....     286           63
Furniture and fixtures....................       2            2
Less - accumulated depreciation...........    (177)        (558)
                                            ------        -----
                                            $  201        $  80
                                            ------        -----
                                            ------        -----


    Depreciation of assets acquired under capitalized leases is included in depreciation expense.

(9) NOTES PAYABLE

                                                                                              DECEMBER 31,
                                                                                         --------------------
                                                                                           1998        1997
                                                                                         --------    --------
                                                                                               (IN THOUSANDS)
Revolving line of credit of $30,000,000, expiring December 7, 2000, interest at bank's prime rate minus 1.25% or the LIBOR 360-day rate plus 150 basis points. This line includes $20,000,000 available for general use, with an option to convert up to $10,000,000 to a three-year term loan; additional advances up to $5,000,000 each for Optional Currency Rate Advances and
  Foreign Exchange Contracts. Borrowing base consists of the sum of 80 percent of eligible accounts receivable plus the lesser of 20 percent of eligible inventory or $5,000,000. Loan covenants provide certain financial restrictions related to working capital, leverage, net worth, payment and
  declaration of dividends and profitability...........................................   $   --       $    --
Bank overdraft loan, at interest rates ranging from 1.05% to 1.65% annually............       --         1,762
Promissory note related to indemnification clause of Tower acquisition,
  with an imputed interest rate of 8%..................................................       --         1,389
Note payable to financial institution with interest at the LIBOR rate, plus 1.5%.......       --           904
Note payable to financial institution with interest at the LIBOR rate, plus 1.5%.......       --           875
Note payable to the New Jersey Economic Development Authority, with interest at
  5%, principal and interest due monthly, matures January 2002 and secured by
  machinery and equipment..............................................................      316           419
Revolving line of credit at 8.5%.......................................................       --         1,000
                                                                                          ------       -------
                                                                                             316         6,349
Less -- current portion................................................................     (100)       (4,850)
                                                                                          ------       -------
                                                                                          $  216       $ 1,499
                                                                                          ------       -------
                                                                                          ------       -------


(10) INCOME TAXES

    For the years ended December 31, 1998, 1997 and 1996, the provision for income taxes consists of an amount for taxes currently payable and a provision for tax effects deferred to future periods. In 1997, the Company increased its statutory U.S. tax rate from 34% to 35%.

    The (benefit) provision for income taxes for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                   DECEMBER 31,
                                       -----------------------------------
                                          1998         1997         1996
                                       ---------     --------     --------
                                                  (IN THOUSANDS)
Federal.......................         $ (3,307)     $ 5,964      $ 3,351
State and local...............             (475)       1,432          761
Foreign taxes.................              882           71         (152)
                                       --------      -------      -------
                                       $ (2,900)     $ 7,467      $ 3,960
                                       --------      -------      -------
                                       --------      -------      -------
Current.......................         $ (2,108)     $ 9,124      $ 4,084
Deferred......................             (792)      (1,657)        (124)
                                       --------      -------      -------
                                       $ (2,900)     $ 7,467      $ 3,960
                                       --------      -------      -------
                                       --------      -------      -------


    The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31, 1998, 1997 and 1996:

                                                                                             DECEMBER 31,
                                                                                 -----------------------------------
                                                                                   1998          1997         1996
                                                                                 --------      --------     --------
                                                                                             (IN THOUSANDS)
Income tax (benefit) expense per federal statutory rate.......................   $ (4,346)     $ 6,808      $ 3,512
State income taxes, net of federal deduction..................................       (309)         830          462
Foreign sales corporation.....................................................         --         (209)        (108)
Nondeductible merger costs....................................................        960           --           --
Nondeductible goodwill amortization...........................................        353          132           --
Nondeductible purchased in-process research and development...................         --        1,078           --
Other permanent items, net....................................................       (109)         (22)          77
Effect of foreign taxes.......................................................         80          275          (68)
Foreign operating loss with no benefit provided...............................        610           --           --
Change in valuation allowance.................................................        107         (530)          --
Tax credits...................................................................       (164)        (511)        (184)
Other.........................................................................        (82)        (384)         269
                                                                                 --------      -------      -------
                                                                                 $ (2,900)     $ 7,467      $ 3,960
                                                                                 --------      -------      -------
                                                                                 --------      -------      -------


    The Company's deferred income taxes assets are summarized as follows:

                                                                       DECEMBER 31, 1998   CHANGE    DECEMBER 31, 1997
                                                                       -----------------   ------    -----------------
                                                                                        (IN THOUSANDS)
Employee bonuses....................................................      $    67          $ (136)       $   203
Warranty reserve....................................................          409              61            348
Bad debt reserve....................................................          205               6            199
Vacation accrual....................................................          277            (103)           380
Obsolete and excess inventory.......................................        1,255              87          1,168
Foreign operating loss carryforwards................................        1,253             610            643
Research and development credit carryforwards.......................          324             324             --
Alternative minimum tax credit carryforwards........................          276             276             --
Depreciation and amortization.......................................          172              75             97
Other...............................................................          591             309            282
Less: Valuation allowance on foreign operating loss carryforwards...         (717)           (717)            --
                                                                          -------          ------        -------
                                                                          $ 4,112          $  792        $ 3,320
                                                                          -------          ------        -------
                                                                          -------          ------        -------


    The domestic versus foreign component of the Company's net (loss) income before income taxes at December 31, 1998, 1997 and 1996, was as follows:

                                          DECEMBER 31,
                            -----------------------------------
                               1998         1997         1996
                            ---------     --------     --------
                                         (IN THOUSANDS)
Domestic.............       $ (12,891)    $ 18,594     $ 10,282
Foreign..............             474          929           49
                            ---------     --------     --------
                            $ (12,417)    $ 19,523     $ 10,331
                            ---------     --------     --------
                            ---------     --------     --------


(11) RETIREMENT PLAN

    The Company has a 401(k) Profit Sharing Plan which covers all full-time employees who have completed six months of full-time continuous service and are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law ($10,000 during 1998). Participants are immediately vested in their contributions.

    The Company may make discretionary contributions based on corporate financial results for the fiscal year. Effective January 1, 1998, the Company increased its matching contribution for participants in the 401(k) Plan up to a 50% matching on contributions by employees up to 6% of the employee's compensation. The Company's total contributions to the plan were approximately $746,000, $620,000 and $97,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Vesting in the profit sharing contribution account (company contribution) is based on years of service, with a participant fully vested after five years of credited service.

(12) COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

    The Company finances a portion of its property and equipment (Note 8) under capital lease obligations at interest rates ranging from 7.63% to 8.96%. The future minimum lease payments under capitalized lease obligations as of December 31, 1998 are as follows:

                                                                     (IN THOUSANDS)
      1999.......................................................         $ 112
      2000.......................................................            89
      2001.......................................................            45
                                                                          -----
              Total minimum lease payments.......................           246
              Less -- amount representing interest...............           (25)
              Less -- current portion............................          (111)
                                                                          -----
                                                                          $ 110
                                                                          -----
                                                                          -----


OPERATING LEASES

  The Company has various operating leases for automobiles, equipment, and office and production space (Note 14). Lease expense under operating leases was approximately $4,556,000 and $2,976,000 and $2,147,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  The future minimum rental payments required under noncancelable operating leases as of December 31, 1998 are as follows:

                                                                     (IN THOUSANDS)
      1999......................................................         $ 4,350
      2000......................................................           3,968
      2001......................................................           2,926
      2002......................................................           2,365
      2003......................................................           1,899
      Thereafter................................................           9,935
                                                                         -------
                                                                         $25,443
                                                                         -------
                                                                         -------

 GUARANTEE

  In December 1998, the Company extended a guarantee for a $2,500,000 bank term loan for an additional year, entered into by an entity that serves as a supplier to the Company. An officer of the Company serves as a director of such entity. The Company has received warrants to purchase shares of the supplier for providing this guarantee. No value has currently been assigned to these warrants.

(13) FOREIGN OPERATIONS

  The Company operates in a single operating segment with operations in the U.S., Asia and Europe. The following is a summary of the Company's foreign operations:


                                                                             YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                        1998          1997          1996
                                                                    ----------     -----------   ----------
                                                                                 (IN THOUSANDS)
    Sales:
      Originating in Japan to unaffiliated customers.............   $   6,300       $ 11,431     $   6,467
      Originating in Europe to unaffiliated customers............       8,489          7,487         8,023
      Originating in U.S. and sold to foreign customers..........      20,457         21,885        14,202
      Originating in U.S. and sold to domestic customers.........      89,452        134,955       101,239
      Transfers between geographic areas.........................      10,304         14,523        10,496
      Intercompany eliminations..................................     (10,304)       (14,523)      (10,496)
                                                                    ----------     -----------   ----------
                                                                     $124,698       $175,758      $129,931
                                                                    ----------     -----------   ----------
                                                                    ----------     -----------   ----------
    (Loss) income from operations:
      Japan......................................................    $ (1,505)      $    (73)     $   (920)
      Europe.....................................................       1,722          1,488         1,056
      U.S........................................................     (12,971)        18,602        10,542
      South Korea................................................        (186)            --            --
      Intercompany eliminations..................................         165           (303)         (308)
                                                                    ----------     -----------   ----------
                                                                     $(12,775)       $19,714       $10,370
                                                                    ----------     -----------   ----------
                                                                    ----------     -----------   ----------
    Identifiable assets:
      Japan......................................................   $   6,039       $ 10,709       $ 6,445
      Europe.....................................................       5,073          4,676         3,788
      U.S........................................................     120,675        143,932        66,783
      South Korea................................................         610            250            --
      Intercompany eliminations..................................     (31,362)       (29,503)       (8,938)
                                                                    ----------     -----------   ----------
                                                                     $101,035       $130,064       $68,078
                                                                    ----------     -----------   ----------
                                                                    ----------     -----------   ----------

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

  Approximately $1,359,000, $1,320,000 and $1,364,000 was charged to rent expense attributable to these leases for the years ended December 31, 1998, 1997 and 1996, respectively.

  The Company leases, for business purposes, a condominium owned by a partnership of certain stockholders. The Company paid the partnership approximately $36,000 for each of the years ended December 31, 1998, 1997 and 1996, relating to this lease.

  Included in AE-Japan's accounts receivable at December 31, 1997 and 1996 is approximately $835,000 and $394,000, respectively, due from an entity that was controlled by the former president of AE-Japan. This entity also accounted for approximately 2% and 3% of consolidated sales during 1997 and 1996, respectively.

  In prior years, certain stockholders of the Company exercised options to purchase shares of the Company's common stock in exchange for notes receivable in the amount of the exercise price. These notes receivable and accrued interest have been paid in full.

  In August 1993, RFPP entered into a five-year exclusive distributorship agreement with Astech Corporation ("Astech") to distribute RFPP's products in Japan. The President and Chief Operating Officer of Astech was a member of RFPP's Board of Directors prior to his resignation in December 1996. Sales to Astech were $1.6 million in both 1997 and 1996, and purchases from Astech were $1.0 million and $1.3 million in 1997 and 1996, respectively.

(15) MAJOR CUSTOMERS

  The Company's sales to major customers (purchases in excess of 10% of total sales) are to entities which are primarily manufacturers of semiconductor capital equipment and disk storage equipment and, for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                             DECEMBER 31,
                                                   -------------------------------
                                                     1998        1997       1996
                                                   ---------  ---------  ---------
    Customer A............................           23%         31%          25%
    Customer B............................            7%         11%          19%
    Customer C............................           10%          5%           3%
                                                    ----        ----         ----
                                                     40%         47%          47%
                                                    ----        ----         ----
                                                    ----        ----         ----


(16) FORWARD CONTRACTS

  AE-Japan enters into foreign currency forward contracts to buy U.S. dollars to hedge its payable position arising from trade purchases and intercompany transactions with its parent. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in yen will be adversely affected by changes in exchange rates. Foreign currency forward contracts are entered into with a major commercial Japanese bank that has a high credit rating and the Company does not expect the counterparty to fail to meet its obligations under outstanding contracts. Foreign currency gains and losses under the above arrangements are not deferred. The Company generally enters into foreign currency forward contracts with maturities ranging from 7 to 10 months, with contracts outstanding at December 31, 1998, maturing through June 1999. At December 31, 1998, the Company held foreign forward exchange contracts with nominal amounts of $3,000,000 and market settlement amounts of $3,513,000 for an unrealized loss position of $513,000.


(17) STOCK PLANS

  EMPLOYEE STOCK OPTION PLAN -- During 1993, the Company adopted an Employee Stock Option Plan (the "Employee Option Plan") which was amended and restated in September 1995. In February 1998, the Employee Option Plan was further amended to increase the number of shares of common stock issuable under such plan. The Employee Option Plan allows issuance of incentive stock options, non-qualified options, and stock purchase rights. The exercise price of incentive stock options shall not be less than 100% of the stock's fair market value on the date of grant. The exercise price of non-qualified stock options shall not be less than 50% of the stock's fair market value on the date of grant. Options issued in 1998, 1997 and 1996 were issued at 100% of fair market value, as determined by the Company, with typical vesting over three to five years. Under the Employee Option Plan, the Company has the discretion to accelerate the vesting period. The options are exercisable for ten years from the date of grant. The Company has reserved 4,625,000 shares of common stock for the issuance of stock under the Employee Option Plan which terminates in June 2003.

  In connection with the grant of certain stock options on June 30, 1995, the Company recorded $142,000 of deferred compensation for the difference between the deemed fair value for accounting purposes and the option price as determined by the Company at the date of grant. This amount is presented as a reduction of stockholders' equity and has been amortized over the 3-year vesting period of the related stock options.

  EMPLOYEE STOCK PURCHASE PLAN -- In September 1995, stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") covering an aggregate of 200,000 shares of common stock. Employees are eligible to participate in the Stock Purchase Plan if employed by the Company for at least 20 hours per week during at least five months per calendar year. Participating employees may have up to 15% (subject to a 5% limitation set by the Company's board of directors in fiscal 1996) of their earnings or a maximum of $1,250 per six month period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value on the commencement date of each offering period or the relevant purchase date. During 1998 and 1997, employees purchased an aggregate of 20,264 and 8,186 shares under the Stock Purchase Plan, respectively.

   NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN -- In September 1995, the Company adopted the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan") covering 50,000 shares of common stock. The Directors Plan provides for automatic grants of non-qualified stock options to directors of the Company who are not employees of the Company ("Outside Directors"). Pursuant to the Directors Plan, upon becoming a director of the Company, each Outside Director will be granted an option to purchase 7,500 shares of common stock. Such options will be immediately exercisable as to 2,500 shares of common stock, and will vest as to 2,500 shares of common stock on each of the second and third anniversaries of the grant date. On each anniversary of the date on which a person became an Outside Director, an option for an additional 2,500 shares is granted. Such additional options vest on the third anniversary of the date of grant. Options will expire ten years after the grant date, and the exercise price of the options will be equal to the fair market value of the common stock on the grant date. The Directors Plan terminates September 2005.

  The following summarizes the activity relating to options for the years ended December 31, 1998, 1997 and 1996:

                                                              1998                        1997                      1996
                                                     -----------------------   ---------------------------  -----------------------
                                                                            (IN THOUSANDS, EXCEPT SHARE PRICES)

                                                                   Weighted-                  Weighted-                   Weighted-
                                                                    Average                    Average                     Average
                                                                   Exercise                   Exercise                    Exercise
                                                     Shares         Price         Shares        Price      Shares           Price
                                                    ---------    -----------   -----------   ---------- ------------     ----------
  Stock options:
    Incentive stock options --
       Options outstanding at beginning of
         period....................................   1,475         $   7.02       1,017      $   3.57         847         $  2.84
       Granted.....................................     937            10.23         731         11.60         837            5.49
       Exercised...................................    (219)            3.35        (225)         3.25        (223)           0.71
       Terminated..................................    (206)            6.35         (48)         4.96        (444)           6.88
                                                      -----                        -----                     -----
       Options outstanding at end of period........   1,987             9.01       1,475          7.02       1,017            3.57
                                                      -----                        -----                     -----
                                                      -----                        -----                     -----
       Options exercisable at end of period........     651             6.89         489          4.35         422            2.40
  Weighted-average fair value of
         options granted during the period.........  $ 6.71                       $ 7.41                    $ 3.05
                                                      -----                        -----                     -----
                                                      -----                        -----                     -----
       Price range of outstanding options.......... $0.67 - $31.63            $0.67 - $31.63            $0.67 - $17.68
                                                    --------------            --------------            --------------
                                                    --------------            --------------            --------------
       Price range of options terminated........... $0.83 - $12.75            $ 3.40 - $9.00            $0.83 - $11.05
                                                    --------------            --------------            --------------
                                                    --------------            --------------            --------------
  Non-employee directors stock options--
      Options outstanding at beginning of period...      25         $  14.67          20      $   9.82          15         $ 11.05
      Granted......................................      20             7.55          17         16.64           5            6.13
      Exercised....................................      --               --          (2)         7.13          --              --
      Terminated...................................      --               --         (10)         9.82          --              --
                                                      -----                        -----                     -----
      Options outstanding at end of period.........      45            11.61          25         14.67          20            9.82
                                                      -----                        -----                     -----
                                                      -----                        -----                     -----
      Options exercisable at end of period.........      15            11.40           8         14.62           5           11.05
                                                      -----                        -----                     -----
                                                      -----                        -----                     -----
  Weighted-average fair value of options
       granted during the period..................   $ 4.93                      $ 11.43                    $ 4.68
                                                      -----                        -----                     -----
                                                      -----                        -----                     -----
      Price range of outstanding options.......... $8.63 - $29.88             $8.63 - $31.63            $6.13 - $11.05
                                                    --------------            --------------            --------------
                                                    --------------            --------------            --------------
      Price range of options terminated...........   $   --                   $6.13 - $11.05                $   --
                                                      -----                        -----                     -----
                                                      -----                        -----                     -----

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

  For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                            1998       1997       1996
                                          ---------  ---------  ---------
     Risk-free interest rates               5.06%      6.17%      6.57%
     Expected dividend yield rates           0.0%       0.0%       0.0%
     Expected lives                       4 years     4 years    4 years
     Expected volatility                   87.48%    101.16%     22.57%

  The total fair value of options granted was computed to be approximately $6,056,000, $4,912,000 and $1,694,000 for the years ended December 31, 1998,
1997 and 1996, respectively. These amounts are amortized ratably over the vesting period of the options. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures and tax, was approximately $2,033,000, $906,000 and $87,000 for 1998, 1997 and 1996, respectively.

  Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income would have been reduced to the following pro forma amounts:

                                            1998       1997       1996
                                          ---------  ---------  ---------
                                               (IN THOUSANDS, EXCEPT
                                                  PER SHARE DATA)
     Net (Loss) Income:
          As reported                     $ (9,517)   $12,056     $ 6,371
          Pro forma                        (11,550)    11,150       6,284
     Diluted Earnings Per Share:
          As reported                     $  (0.36)   $  0.46     $  0.25
          Pro forma                          (0.43)      0.42        0.24


  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The following table summarizes information about the stock options outstanding at December 31, 1998:

                                                   Options Outstanding     Options Exercisable
                                                  ----------------------- -----------------------
                                                    Weighted-
                                                     Average    Weighted-               Weighted-
                                                    Remaining    Average                 Average
     Year              Range of          Number    Contractual  Exercise    Number      Exercise
   Granted          Exercise Prices   Outstanding     Life        Price   Exercisable     Price
---------------    ----------------  ------------ ------------  --------- -----------  ----------
1993  -   1994      $0.67 to $8.76      107,000   4.4 years      $  1.64   107,000        $  1.64
          1995      $2.57 to $11.05      74,000   6.2 years      $  5.93    71,000        $  5.80
          1996      $3.88 to $11.05     300,000   7.6 years      $  4.88   186,000        $  5.05
          1997      $7.13 to $31.63     631,000   7.9 years      $ 11.92   227,000        $ 11.81
          1998      $6.75 to $17.32     920,000   9.5 years      $ 10.07    75,000        $  9.09
                                      ---------   ---------      -------   -------        -------
                                      2,032,000   8.4 years      $  9.29   666,000        $  7.34
                                      ---------   ---------      -------   -------        -------
                                      ---------   ---------      -------   -------        -------

                 ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT
                                          BEGINNING OF   ADDITIONS CHARGED                   BALANCE AT
                                             PERIOD         TO EXPENSE       DEDUCTIONS    END OF PERIOD
                                          -------------  -----------------  ------------  ---------------
                                                                 (IN THOUSANDS)
Year ended December 31, 1996:
  Inventory obsolescence reserve.....       $   890         $ 3,308           $ 2,121        $ 2,077
  Allowance for doubtful accounts....           316              77                11            382
                                            -------         -------           -------        -------
                                            $ 1,206         $ 3,385           $ 2,132        $ 2,459
                                            -------         -------           -------        -------
                                            -------         -------           -------        -------
Year ended December 31, 1997:
  Inventory obsolescence reserve.....       $ 2,077         $ 4,526           $ 3,322        $ 3,281
  Allowance for doubtful accounts....           382             263                58            587
                                            -------         -------           -------        -------
                                            $ 2,459         $ 4,789           $ 3,380        $ 3,868
                                            -------         -------           -------        -------
                                            -------         -------           -------        -------
Year ended December 31, 1998:
  Inventory obsolescence reserve.....       $ 3,281         $ 6,712           $ 7,367        $ 2,626
  Allowance for doubtful accounts....           587              77                82            582
                                            -------         -------           -------        -------
                                            $ 3,868         $ 6,789           $ 7,449        $ 3,208
                                            -------         -------           -------        -------
                                            -------         -------           -------        -------

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.

PART III

  In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to the Advanced Energy's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders (the "Proxy Statement"), as set forth below. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of 1998.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth in the Proxy Statement under the captions "Proposal I/Election of Directors--Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" and in Part I of this Form 10-K under the caption "Executive Officers of the Company" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information set forth in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth in the Proxy Statement under the caption "Common Stock Ownership by Management and Other Stockholders" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth in the Proxy Statement under the caption "Certain Transactions with Management" is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (i)  Financial Statements:
           Reports of Independent Public Accountants                         50
           Consolidated Financial Statements:
            Balance Sheets at December 31, 1998 and 1997                     52
            Statement of Operations for each of the three years
             in the period ended December 31, 1998                           54
            Statement of Stockholders' Equity for each of the
             three years in the period ended December 31, 1998               55
            Statement of Cash Flows for each of the three years
             in the period ended December 31, 1998                           56
           Notes to Consolidated Financial Statements                        57
    (ii) Financial Statement Schedules for each of the three years in the period ended December 31, 1998
         Schedule II--Valuation and Qualifying Accounts                      71
   (iii) Exhibits:
       2.1 Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among the Company, Warpspeed, Inc., a wholly owned subsidiary of the Company, and RF Power Products, Inc.(1)

       3.1  The Company's Restated Certificate of Incorporation(2)

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

     10.1 Comprehensive Supplier Agreement, dated May 18, 1998, between Applied Materials Inc. and the Company(1)+

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

     10.8 Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C. and the Company for a building in Fort Collins, Colorado(2)

     10.9 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas(1)

     10.10 Lease, dated April 15, 1998, between Cameron Technology Investors, Ltd., and the Company for property in Austin, Texas(1)

     10.11 Sublease Agreement, dated November 1, 1992, between RF Power Products, Inc., and Test Technology, Inc. for property in Voorhees, New Jersey(6)

     10.12 Lease Agreement, dated March 18, 1996, and amendments dated June 21, 1996 and August 30, 1996, between RF Power Products, Inc., and Laurel Oak Road, L.L.C. for property in Voorhees, New Jersey(7)

     10.13  Form of Indemnification Agreement(2)

     10.14 Employment Agreement, dated June 1, 1998, between RF Power Products, Inc., and Joseph Stach

     10.15  1995 Stock Option Plan, as amended and restated*

     10.16  1995 Non-Employee Directors' Stock Option Plan*

     10.17 License Agreement, dated May 13, 1992 between RF Power Products and Plasma-Therm, Inc.(8)

     10.18 Distribution Agreement dated August 10, 1993 between RF Power Products, Inc. and Astech Corporation(9)

     10.19 Master Purchase Order and Sales Agreement dated May 1994 between RF Power Products, Inc. and Applied Materials, Inc. and Master Purchase Order and Sales Agreement Revision I dated November 9, 1994 between RF Power Products, Inc. and Applied Materials, Inc.(10)

     10.20 Purchase Agreement dated October 14, 1994 between RF Power Products, Inc. and Plasma Therm Incorporated(10)

     10.21 Purchase Agreement dated October 28, 1994 between RF Power Products, Inc. and Plasma Etch, Inc.(10)

     10.22 Purchase Agreement dated November 9, 1995 between RF Power Products, Inc. and Plasma and Material Technology, Inc.(11)

     10.23 Purchase Agreement dated October 16, 1995 between RF Power Products, Inc. and Plasma Therm, Incorporated(11)

     10.24 Purchase Agreement dated June 5, 1995 between RF Power Products, Inc. and Mattson Technology(11)

     10.25 Lease Agreement dated March 18, 1996 and amendments dated June 21, 1996 and August 30, 1996 between RF Power Products, Inc. and Laurel Oak Road, L.L.C. for office, manufacturing and warehouse space at 1007 Laurel Oak Road, Voorhees, New Jersey(7)

     10.26 Direct Loan Agreement dated December 20, 1996 between RF Power Products, Inc. and the New Jersey Economic Development Authority(7)

     21.1   Subsidiaries of the Company

     23.1   Consent of Arthur Andersen LLP, Independent Accountants

     23.2   Consent of KPMG LLP, Independent Accountants

     24.1 Power of Attorney (included on the signature pages to this Annual Report on Form 10-K)

     27.1   Financial Data Schedule for the year ended December 31, 1998

     27.2 Financial Data Schedule as restated for the years ended December 31, 1997 and 1996

(b) No reports on Form 8-K were required to be filed by the Company during the fourth quarter of the year ended December 31, 1998.

_______________

     (1) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-26966), filed August 7, 1998.

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

     (6) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 0-20229), filed February 26, 1993.

     (7) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 0-20229), filed February 25, 1997.

     (8) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.

     (9) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1993 (File No. 0-20229), filed February 28, 1994.

     (10) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1994 (File No. 0-20229), filed February 24, 1995.

     (11) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 0-20229), filed February 28, 1996.

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


  Signatures                  Title                                       Date
  ----------------------      -------------------------------------   --------------
  /s/ Douglas S. Schatz       Chairman of the Board,                  March 18, 1999
  ----------------------      President and Chief Executive Officer
  Douglas S. Schatz           (Principal Executive Officer)


  /s/ Richard P. Beck         Vice President, Chief Financial         March 11, 1999
  ----------------------      Officer, Assistant Secretary and
  Richard P. Beck             Director (Principal Financial Officer
                              and Principal Accounting Officer)

  /s/ Hollis L. Caswell       Chief Operating Officer                 March 19, 1999
  ----------------------      and Director
  Hollis L. Caswell

  /s/ G. Brent Backman        Director                                March 18, 1999
  ----------------------
  G. Brent Backman

  /s/ Elwood Spedden          Director                                March 15, 1999
  ----------------------
  Elwood Spedden

  /s/ Arthur A. Noeth         Director                                March 15, 1999
  ----------------------
  Arthur A. Noeth

  /s/ Gerald Starek           Director                                March 15, 1999
  ----------------------
  Gerald Starek

  /s/ Arthur W. Zafiropoulo   Director                                March 12, 1999
  ----------------------
  Arthur W. Zafiropoulo

                                   EXHIBIT INDEX

       2.1 Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among the Company, Warpspeed, Inc., a wholly owned subsidiary of the Company, and RF Power Products, Inc.(1)

       3.1     The Company's Restated Certificate of Incorporation(2)

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

     10.1 Comprehensive Supplier Agreement, dated May 18, 1998, between Applied Materials Inc. and the Company(1)+

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

     10.8 Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C. and the Company for a building in Fort Collins, Colorado(2)

     10.9 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas(1)

     10.10 Lease, dated April 15, 1998, between Cameron Technology Investors, Ltd., and the Company for property in Austin, Texas(1)

     10.11 Sublease Agreement, dated November 1, 1992, between RF Power Products, Inc., and Test Technology, Inc. for property in Voorhees, New Jersey(6)

     10.12 Lease Agreement, dated March 18, 1996, and amendments dated June 21, 1996 and August 30, 1996, between RF Power Products, Inc., and Laurel Oak Road, L.L.C. for property in Voorhees, New Jersey(7)

     10.13     Form of Indemnification Agreement(2)

     10.14 Employment Agreement, dated June 1, 1998, between RF Power Products, Inc., and Joseph Stach

     10.15     1995 Stock Option Plan, as amended and restated*

     10.16     1995 Non-Employee Directors' Stock Option Plan*

     10.17 License Agreement, dated May 13, 1992 between RF Power Products and Plasma-Therm, Inc.(8)

     10.18 Distribution Agreement dated August 10, 1993 between RF Power Products, Inc. and Astech Corporation(9)

     10.19 Master Purchase Order and Sales Agreement dated May 1994 between RF Power Products, Inc. and Applied Materials, Inc. and Master Purchase Order and Sales Agreement Revision I dated November 9, 1994 between RF Power Products, Inc. and Applied Materials, Inc.(10)

     10.20 Purchase Agreement dated October 14, 1994 between RF Power Products, Inc. and Plasma Therm Incorporated(10)

     10.21 Purchase Agreement dated October 28, 1994 between RF Power Products, Inc. and Plasma Etch, Inc.(10)

     10.22 Purchase Agreement dated November 9, 1995 between RF Power Products, Inc. and Plasma and Material Technology, Inc.(11)

     10.23 Purchase Agreement dated October 16, 1995 between RF Power Products, Inc. and Plasma Therm, Incorporated(11)

     10.24 Purchase Agreement dated June 5, 1995 between RF Power Products, Inc. and Mattson Technology(11)

     10.25 Lease Agreement dated March 18, 1996 and amendments dated June 21, 1996 and August 30, 1996 between RF Power Products, Inc. and Laurel Oak Road, L.L.C. for office, manufacturing and warehouse space at 1007 Laurel Oak Road, Voorhees, New Jersey(7)

     10.26 Direct Loan Agreement dated December 20, 1996 between RF Power Products, Inc. and the New Jersey Economic Development Authority(7)

     21.1      Subsidiaries of the Company

     23.1      Consent of Arthur Andersen LLP, Independent Accountants

     23.2      Consent of KPMG LLP, Independent Accountants

     24.1 Power of Attorney (included on the signature pages to this Annual Report on Form 10-K)

     27.1   Financial Data Schedule for the year ended December 31, 1998

     27.2 Financial Data Schedule as restated for the years ended December 31, 1997 and 1996

     _______________

       (1) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-26966), filed August 7, 1998.

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

       (6) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File
               No. 0-20229), filed February 26, 1993.

       (7) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1996
               (File No.0-20229), filed February 25, 1997.

       (8) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.

       (9) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1993 (File No. 0-20229), filed February 28, 1994.

       (10) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1994 (File No. 0-20229), filed February 24, 1995.

       (11) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 0-20229), filed February 28, 1996.

       *       Compensation Plan

       + Confidential treatment has been granted for portions of this agreement.