Form 10-Q
period 1999-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 1999-05-13
CIK 927003

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

                         Commission file number: 0-26966

                        ADVANCED ENERGY INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                   84-0846841
----------------------------------------   -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1625 SHARP POINT DRIVE, FORT COLLINS, CO   80525
----------------------------------------   -----------------------------------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (970) 221-4670

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  No     .
                                                  -----  -----

As of April 30, 1999, there were 26,927,185 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                        ADVANCED ENERGY INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX

PART I    FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Balance Sheets-
             March 31, 1999 and December 31, 1998                                  3

             Consolidated Statement of Operations-
             Three months ended March 31, 1999 and 1998                            4

             Consolidated Statement of Cash Flows-
             Three months ended March 31, 1999 and 1998                            5

             Notes to consolidated financial statements                            6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                9

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                       16

PART II   OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                                     18

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                             18

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       18

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   18

    ITEM 5.  OTHER INFORMATION                                                     18

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      18


PART I   FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      MARCH 31,             DECEMBER 31,
                                                                         1999                   1998
                                                                    (UNAUDITED)
                                                                    -----------             -------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................    $ 11,755                $ 12,295
  Marketable securities - trading...............................      15,006                  15,839
  Accounts receivable, net......................................      21,749                  15,604
  Income tax receivable.........................................       2,732                   3,576
  Inventories...................................................      22,298                  21,412
  Other current assets..........................................       1,318                     797
  Deferred income tax assets, net...............................       4,054                   4,112
                                                                    --------                --------
      Total current assets......................................      78,912                  73,635
                                                                    --------                --------

PROPERTY AND EQUIPMENT, net.....................................      15,291                  15,320

OTHER ASSETS:
  Deposits and other............................................         791                   1,007
  Goodwill and intangibles, net.................................       8,241                   8,586
  Demonstration and customer service equipment, net.............       2,128                   2,487
                                                                    --------                --------
      Total assets..............................................    $105,363                $101,035
                                                                    --------                --------
                                                                    --------                --------

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable trade........................................    $  7,417                $  5,675
  Accrued payroll and employee benefits.........................       3,831                   2,983
  Other accrued expenses........................................       2,152                   2,074
  Customer deposits.............................................          67                      66
  Accrued income taxes payable..................................         576                     567
  Current portion of long-term debt.............................         537                     211
                                                                    --------                --------
      Total current liabilities.................................      14,580                  11,576
                                                                    --------                --------

LONG-TERM LIABILITIES:
  Long-term debt................................................         290                     326
                                                                    --------                --------
      Total liabilities.........................................      14,870                  11,902
                                                                    --------                --------

STOCKHOLDERS' EQUITY............................................      90,493                  89,133
                                                                    --------                --------
      Total liabilities and stockholders' equity................    $105,363                $101,035
                                                                    --------                --------
                                                                    --------                --------


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       -----------------------------
                                                                          1999              1998
                                                                       (UNAUDITED)       (UNAUDITED)
                                                                       -----------       -----------
SALES...........................................................        $32,728           $43,869
COST OF SALES...................................................         19,630            30,263
                                                                        -------           -------
   Gross profit.................................................         13,098            13,606
                                                                        -------           -------
OPERATING EXPENSES:
  Research and development......................................          5,852             5,835
  Sales and marketing...........................................          3,305             3,564
  General and administrative....................................          2,870             2,859
                                                                        -------           -------
   Total operating expenses.....................................         12,027            12,258
                                                                        -------           -------
INCOME FROM OPERATIONS..........................................          1,071             1,348
OTHER (EXPENSE) INCOME..........................................            (39)               98
                                                                        -------           -------
   Net income before income taxes...............................          1,032             1,446
PROVISION FOR INCOME TAXES......................................            498               552
                                                                        -------           -------
NET INCOME......................................................        $   534           $   894
                                                                        -------           -------
                                                                        -------           -------
BASIC EARNINGS PER SHARE........................................        $  0.02           $  0.03
                                                                        -------           -------
                                                                        -------           -------
DILUTED EARNINGS PER SHARE......................................        $  0.02           $  0.03
                                                                        -------           -------
                                                                        -------           -------
BASIC WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING..................................................         26,834            26,493
                                                                        -------           -------
                                                                        -------           -------
DILUTED WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING..................................................         28,027            27,170
                                                                        -------           -------
                                                                        -------           -------


         The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            -----------------------------
                                                                               1999              1998
                                                                            (UNAUDITED)       (UNAUDITED)
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................     $    534           $    894
  Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization.......................................        1,664              1,494
     Provision for deferred income taxes.................................           58                 75
     Amortization of deferred compensation...............................           --                 12
     Earnings from marketable securities, net............................         (168)              (147)
     Writedown of stock investment.......................................          200                 --
     Changes in operating assets and liabilities --
       Accounts receivable-trade, net....................................       (6,028)             3,288
       Related parties and other receivables.............................         (117)               802
       Inventories.......................................................         (886)             1,876
       Other current assets..............................................         (521)               398
       Deposits and other................................................           16                113
       Demonstration and customer service equipment......................          221               (432)
       Accounts payable, trade...........................................        1,742             (4,124)
       Accrued payroll and employee benefits.............................          848               (434)
       Customer deposits and other accrued expenses......................           79               (358)
       Income taxes payable/receivable...................................          853               (882)
                                                                              --------           --------
          Net cash (used in) provided by operating activities............       (1,505)             2,575
                                                                              --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities..........................................        1,001              2,500
  Purchase of property and equipment, net................................       (1,152)            (2,894)
  Purchase of stock investment...........................................           --               (500)
                                                                              --------           --------
          Net cash used in investing activities..........................         (151)              (894)
                                                                              --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable..........................................            344              1,402
  Repayment of notes payable and capital lease obligations.............            (54)            (2,822)
  Proceeds from sale of common stock...................................          1,167                 25
                                                                              --------           --------
          Net cash provided by (used in) financing activities..........          1,457             (1,395)
                                                                              --------           --------
EFFECT OF CURRENCY TRANSLATION ON CASH.................................           (341)              (300)
                                                                              --------           --------
DECREASE IN CASH AND CASH EQUIVALENTS..................................           (540)               (14)
CASH AND CASH EQUIVALENTS, beginning of period.........................         12,295             12,041
                                                                              --------           --------
CASH AND CASH EQUIVALENTS, end of period...............................       $ 11,755           $ 12,027
                                                                              --------           --------
                                                                              --------           --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...............................................       $      8           $     42
                                                                              --------           --------
                                                                              --------           --------
  Cash (received) paid for income taxes, net...........................       $   (452)          $  1,378
                                                                              --------           --------
                                                                              --------           --------


         The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at March 31, 1999, and the results of their operations and cash flows for the three-month periods ended March 31, 1999 and March 31, 1998.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1998.

(2)  ACQUISITIONS

     RF POWER PRODUCTS-- On October 8, 1998, RF Power Products, Inc. ("RFPP"), a New Jersey-based designer and manufacturer of radio frequency power systems, matching networks and peripheral products primarily for original equipment providers in the semiconductor capital equipment, commercial coating, flat panel display and analytical instrumentation markets, was merged with a wholly owned subsidiary of the Company. The Company issued approximately 4 million shares of its common stock to the former shareholders of RFPP. Each share of RFPP common stock was exchanged for 0.32857 of one share of the Company's common stock. In addition, outstanding RFPP stock options were converted at the same exchange factor into options to purchase approximately 148,000 shares of the Company's common stock.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No.
16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined balance sheet, statements of operations and cash flows of RFPP as though it had always been part of the Company. RFPP's year-end was November 30, and therefore, the combined statements of operations and cash flows for the first quarter of 1998 include RFPP's results for the three-month period ended February 28, 1998.

     In connection with the merger, the Company recorded in the fourth quarter of 1998 a charge to operating expenses of $2,742,000 for direct merger-related costs. There were no transactions between the Company and RFPP prior to the combination, and immaterial adjustments were recorded to conform RFPP's accounting policies. Certain reclassifications were made to conform the RFPP prior period financial statements to the Company's presentations. On April 5, 1999, the name of RF Power Products, Inc. was changed to Advanced Energy Voorhees, Inc.

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

    TOWER-- Effective August 15, 1997, the Company acquired all of the outstanding stock of Tower Electronics, Inc. ("Tower"), a Minnesota-based designer and manufacturer of custom, high-performance switchmode power supplies used principally in the telecommunications, medical and non-impact printing industries. The purchase price consisted of $14.5 million in cash and a $1.5 million non-interest-bearing promissory note to the seller (the "Note"), which was paid in full during August 1998. Total consideration, including the effect of imputing interest on the Note, equaled $15,889,000. The acquisition was accounted for using the purchase method of accounting and resulted in a one-time charge of $3,080,000 for in-process research and development costs acquired as a result of the transaction. Acquisition costs totaled approximately $209,000. The purchase agreement included a contingent purchase price based on Tower exceeding a certain sales level in 1998. No additional purchase price was recorded during 1998 as the sales level was not achieved.

(3)  ACCOUNTS RECEIVABLE

     ACCOUNTS RECEIVABLE consisted of the following:

                                                  MARCH 31,       DECEMBER 31,
                                                    1999             1998
                                                 (UNAUDITED)
                                                 -----------      -------------
                                                       (IN THOUSANDS)
Domestic.....................................    $ 13,090          $  8,295
Foreign......................................       8,335             7,128
Allowance for doubtful accounts..............        (556)             (582)
                                                 --------          --------
Trade accounts receivable....................    $ 20,869          $ 14,841
Related parties..............................         201               221
Other........................................         679               542
                                                 --------          --------
Total accounts receivable....................    $ 21,749          $ 15,604
                                                 --------          --------
                                                 --------          --------


(4)  INVENTORIES

     INVENTORIES consisted of the following:

                                                  MARCH 31,       DECEMBER 31,
                                                    1999             1998
                                                 (UNAUDITED)
                                                 -----------      -------------
                                                       (IN THOUSANDS)
Parts and raw materials.....................     $ 14,087          $ 13,212
Work in process.............................        2,878             1,934
Finished goods..............................        5,333             6,266
                                                 --------          --------
Total inventories...........................     $ 22,298          $ 21,412
                                                 --------          --------
                                                 --------          --------


(5)  STOCKHOLDERS' EQUITY

     STOCKHOLDERS' EQUITY consisted of the following:

                                                        MARCH 31,        DECEMBER 31,
                                                         1999              1998
                                                      (UNAUDITED)
                                                      -----------       -------------
                                                      (IN THOUSANDS, EXCEPT PAR VALUE)
Common stock, $0.001 par value, 30,000 shares
  authorized;  26,910 and 26,725 shares
  issued and outstanding at March 31, 1999
  and December 31, 1998, respectively.............     $     27            $     27
Additional paid-in capital........................       61,548              60,381
Retained earnings.................................       29,673              29,139
Accumulated other comprehensive loss..............         (755)               (414)
                                                       --------            --------
Total stockholders' equity........................     $ 90,493            $ 89,133
                                                       --------            --------
                                                       --------            --------


(6)  ACCOUNTING STANDARDS

     COMPREHENSIVE INCOME (LOSS) -- In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) for the Company consists of net income (loss) and foreign currency translation adjustments as presented below. The adoption of SFAS No. 130 in fiscal 1998 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

                                                                     THREE MONTHS           THREE MONTHS
                                                                        ENDED                   ENDED
                                                                    MARCH 31, 1999        MARCH 31, 1998
                                                                    (UNAUDITED)              (UNAUDITED)
                                                                    --------------        --------------
                                                                               (IN THOUSANDS)
Net income, as reported..........................................      $ 534                    $ 894
Adjustment to arrive at comprehensive net income:
  Cumulative translation adjustment..............................       (341)                    (300)
                                                                       -----                    -----
Comprehensive net income.........................................      $ 193                    $ 594
                                                                       -----                    -----
                                                                       -----                    -----


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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements relating to the Company's beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties. As a result, the Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the following: the significant fluctuations in the Company's quarterly operating results, the volatility of the semiconductor and semiconductor capital equipment industries, timing and success of integration of recent and potential future acquisitions, supply constraints and technological changes. For a discussion of these and other factors that may impact the Company's realization of its forward-looking statements, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998,
Part I "Cautionary Statements - Risk Factors."

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

   SALES

    Sales for the first quarter of 1999 were $32.7 million, a decrease of 25% from first quarter of 1998 sales of $43.9 million. The decrease in sales between such periods resulted from decreased unit sales of the Company's systems. The decrease was attributable mostly to semiconductor capital equipment customers in the United States, including the Company's largest customer in that industry. The first quarter of 1999 continued to reflect the impact of the severe downturn in the semiconductor capital equipment market that began near the end of 1997 and was reflected in a decreasing sales trend throughout 1998. Sales in the first quarter of 1999 were significantly higher than sales in the third and fourth quarters of 1998, and represented a significant recovery in the semiconductor capital equipment market which is anticipated to continue throughout 1999. Many of the customers to whom the Company's OEM customers sell are located in Asia and Japan, and were negatively impacted by the Asian financial crisis.

    Sales to the data storage equipment market decreased moderately on a worldwide basis, though sales to the Company's largest customer in that industry, located in Europe, decreased significantly. Sales to the flat panel display industry, predominately in Japan, were half the level of the comparable period last year. Sales to industrial markets were down significantly, partially due to decreased sales by Tower Electronics, Inc., a wholly owned subsidiary. The Company sells primarily to the semiconductor capital equipment, data storage and industrial markets in the United States, to the flat panel display and data storage markets in Japan, and to the data storage and industrial markets in Europe. The Company also sells spare parts and repair services worldwide through its global support organization.

    Sales for the first quarter of 1999 were up 45% from fourth quarter of 1998 sales of $22.6 million. This increase was due to higher demand from semiconductor capital equipment manufacturers in the United States, increased sales to the entertainment segment of the data storage market, and increased sales to flat panel customers in Japan, partially offset by decreased sales to industrial customers in the United States.

    The following tables summarize net sales and percentages of net sales by customer type for the Company for the three-month periods ended March 31, 1999 and March 31, 1998, respectively:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          1999              1998
                                                                       ---------        -----------
                                                                              (IN THOUSANDS)
Semiconductor capital equipment..................................        $18,266        $23,903
Data storage.....................................................          4,603          4,926
Flat panel display...............................................          1,217          2,412
Industrial.......................................................          7,041         10,862
Customer service technical support...............................          1,601          1,766
                                                                         -------        -------
                                                                         $32,728        $43,869
                                                                         -------        -------
                                                                         -------        -------

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          1999              1998
                                                                       ---------        -----------
Semiconductor capital equipment..................................          55.8%           54.5%
Data storage.....................................................          14.1            11.2
Flat panel display...............................................           3.7             5.5
Industrial.......................................................          21.5            24.8
Customer service technical support...............................           4.9             4.0
                                                                          ------          ------
                                                                          100.0%          100.0%
                                                                          ------          ------
                                                                          ------          ------


    The following tables summarize net sales and percentages of net sales by geographic region for the Company for the three-month periods ended March 31, 1999 and March 31, 1998, respectively:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          1999              1998
                                                                       ---------        -----------
                                                                              (IN THOUSANDS)
United States and Canada.........................................        $22,949        $33,658
Europe...........................................................          5,672          6,416
Asia Pacific.....................................................          3,789          3,645
Rest of world....................................................            318            150
                                                                         -------        -------
                                                                         $32,728        $43,869
                                                                         -------        -------
                                                                         -------        -------

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          1999              1998
                                                                       ---------        -----------
United States and Canada.........................................          70.1%           76.7%
Europe...........................................................          17.3            14.7
Asia Pacific.....................................................          11.6             8.3
Rest of world....................................................           1.0             0.3
                                                                          ------          ------
                                                                          100.0%          100.0%
                                                                          ------          ------
                                                                          ------          ------


   GROSS MARGIN

    The Company's gross margin for the first quarter of 1999 was 40.0%, up from 31.0% in the first quarter 1998 and up from 29.3% in the fourth quarter of 1998. The improvements in gross margin from both the first quarter of 1998 and the fourth quarter of 1998 to the first quarter of 1999 were primarily a result of the Company's efforts to reduce material costs and, to a lesser extent, a more favorable absorption of manufacturing overhead.

   RESEARCH AND DEVELOPMENT

    The Company's research and development expenses are incurred researching new technologies, developing new products and improving existing product designs. Research and development expenses for the first quarter of 1999 were $5.9 million, essentially unchanged from $5.8 million in the comparable period in 1998. As a percentage of sales, research and development expenses increased to 17.9% in the first quarter of 1999 from 13.3% in the first quarter of 1998, reflecting the lower sales base in 1999.

    The Company believes continued research and development investment for development of new products is critical to the Company's ability to serve new and existing markets. Since inception, most research and development costs have been internally funded and all have been expensed as incurred.

   SALES AND MARKETING

    Sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses for the first quarter of 1999 were $3.3 million, down from $3.6 million in the first quarter of 1998, representing a decrease of 7%. The decrease was attributable to lower depreciation and reduced spending for purchased services. As a percentage of sales, sales and marketing expenses increased to 10.1% in the first quarter of 1999 from 8.1% in the first quarter of 1998, reflecting the lower sales base in 1999.

   GENERAL AND ADMINISTRATIVE

    General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses for the first quarter of 1999 were $2.9 million, unchanged from the first quarter of 1998. As a percentage of sales, general and administrative expenses increased to 8.7% in the first quarter of 1999 from 6.5% in the first quarter of 1998, reflecting the lower sales base in 1999.

    The Company continues to implement its management system software, including the replacement of existing systems in its domestic and foreign locations. The Company expects that charges related to training and implementation of the software will continue through 2000.

   OTHER (EXPENSE) INCOME

    Other (expense) income consists primarily of interest income and expense, foreign exchange gains and losses, and other non-operating expenses. Other expense for the first quarter of 1999 was $39,000, attributable primarily to $252,000 of net interest income offset by $200,000 for a writedown of a stock investment. In the comparable period in 1998, other income was $98,000.

    The Company has experienced fluctuations in foreign currency exchange rates, particularly against the Japanese yen. As a hedge against currency fluctuations in the yen, the Company entered into various forward foreign exchange contracts to mitigate the effect of potential depreciation in that currency from 1997 to the present. The Company will continue to evaluate various methods to minimize the effects of currency fluctuations.

   PROVISION FOR INCOME TAXES

    The income tax provision of $498,000 for the first quarter of 1999 represented an estimated effective rate of 48.3%, compared to an effective income tax rate of 38.2% for the first quarter of 1998. The higher effective consolidated tax rate for the first quarter of 1999 was attributed to the effect of higher nondeductible goodwill expense and a shift in mix of the Company's taxable income toward a greater share from countries with higher effective tax rates. The Company adjusts its provision for income taxes periodically, based upon the anticipated tax status of all of its foreign and domestic entities.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations, acquired equipment and met its working capital requirements through borrowings under its revolving line of credit, long-term loans secured by property and equipment, cash flow from operations and proceeds from underwritten public offerings.

    Operating activities used cash of $1.5 million in the first three months of 1999, primarily a result of increases in accounts receivable and inventories, partially offset by net income, depreciation, amortization, increases in accounts payable and increased accruals for payroll, employee benefits and income taxes. In the comparable period in 1998, operating activities provided cash of $2.6 million, primarily as a result of net income, depreciation, amortization, and decreases in accounts receivable and inventories, offset by decreases in accounts payable and decreased accruals for payroll, employee benefits, income taxes and other accruals. The Company expects future receivable and inventory balances to fluctuate with net sales. The Company provides "just-in-time" deliveries to certain of its customers and may be required to maintain higher levels of inventory to satisfy its customers' delivery requirements.

    Investing activities used cash of $0.2 million in the first three months of 1999, and included the purchase of property and equipment for $1.2 million offset by the sale of marketable securities of $1.0 million. In the comparable period in 1998, investing activities used cash of $0.9 million and included the purchase of property and equipment for $2.9 million and the purchase of preferred stock of LITMAS for $0.5 million, offset by the sale of marketable securities of $2.5 million.

    Financing activities in the first three months of 1999 provided cash of $1.5 million and consisted primarily of proceeds from the sale of common stock of $1.2 million. Financing activities in the comparable period in 1998 used cash of $1.4 million and consisted primarily of repayment of notes payable and capital lease obligations of $2.8 million, partially offset by proceeds from notes payable of $1.4 million.

    The Company plans to spend approximately $3.5 million through the remainder of 1999 for the acquisition of manufacturing and test equipment and furnishings.

    As of March 31, 1999, the Company had working capital of $64.3 million. The Company's principal sources of liquidity consisted of $11.8 million of cash and cash equivalents, $15.0 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit, with options to convert up to $10.0 million to a three-year term loan. Advances under the revolving line of credit bear interest at either the prime rate (7.75% at April 30, 1999) minus 1.25% or the LIBOR 360-day rate (5.23% at April 30, 1999) plus 150 basis points, at the Company's option. All advances under the revolving line of credit will be due and payable in December 2000; however, there were no advances outstanding as of March 31, 1999.

    The Company believes that its cash and cash equivalents, marketable securities, cash flow from operations and available borrowings, will be sufficient to meet the Company's working capital needs through the end of 1999. After that time, the Company may require additional equity or debt financing to address its working capital, capital equipment, or expansion needs. In addition, any significant acquisitions by the Company may require additional equity or debt financings to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to the Company.

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

     -    non-IT systems, including engineering and manufacturing applications;
          and

     -    relationships with third parties.

    The Company has completed assessment of its IT and non-IT systems at all of its facilities, except for Tower's manufacturing facility in Fridley, Minnesota. Assessment of the IT and non-IT systems at Tower's facility is underway and is expected to be complete during June 1999. The Company believes that its enterprise-wide software system, which is installed at the Fort Collins facility and certain other facilities, is Year 2000 compliant. Such belief is based significantly on discussions with and representations by the vendor of such software. The Company has been, and will continue to be, in contact with such vendor in order to obtain any additional revisions or upgrades issued by the vendor to ensure that such enterprise-wide software remains Year 2000 compliant. The Company also has conducted its own tests on the enterprise-wide software to verify the vendor's representations. The Company has not determined whether to install its enterprise-wide software system at the Fridley facility prior to the year 2000.

    Following completion of the assessment phase, the Year 2000 team identified those non-compliant systems that it considers to be "mission critical." Remediation and testing of the mission critical IT systems, except at the Fridley facility, have been completed. Remediation and testing of mission critical non-IT systems are underway and are expected to be completed during the third quarter of 1999, except at the Fridley facility. Remediation and testing of non-compliant systems that are not mission critical are expected to be completed during the third quarter of 1999. Once the Year 2000 team has completed assessment of the IT and non-IT systems at the Fridley facility, it will identify the non-compliant systems that are mission critical. Until such time, the Company cannot determine the date by when remediation and testing will be completed at the Fridley facility. Based on the assessment results to date, the Company expects to complete remediation and testing of mission critical IT systems at the Fridley facility during the third quarter of 1999.

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

    The Company has circulated questionnaires to and has actively solicited feedback from its significant vendors and customers with respect to such persons' Year 2000 compliance programs and status, except that the Company has not yet contacted all of Advanced Energy Voorhees' significant vendors; the Company expects such contact to be made and feedback to be received by June 1999. Based on the results of such efforts, the Company believes that its principal customers and all of its sole source suppliers are either Year 2000 compliant or are implementing plans to become Year 2000 compliant in a timely manner. Certain suppliers have advised the Company that they are implementing Year 2000 programs, but have not indicated by when they expect to be Year 2000 compliant or have indicated that they don't expect to be Year 2000 compliant until the fourth quarter of 1999. The Company continues to pursue additional information about such suppliers' Year 2000 readiness in order to assess the risks involved in relying on such suppliers.

    In what the Company believes to be the most reasonably likely worst case Year 2000 scenario, the Company would be unable to obtain electronic components from its suppliers because of such third parties' failure to become Year 2000 compliant, and the Company would be unable to manufacture such components internally or to redesign its systems to accommodate different components because of the failure of the Company's engineering and manufacturing systems to be Year 2000 compliant. The Company is in the process of reviewing the capabilities of its current and other component suppliers to ensure that the components most critical to production of the Company's systems are not sole-sourced. See the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Part I "Cautionary Statements
- Risk Factors--Supply Constraints and Dependence on Sole and Limited Source Suppliers."

    Although the Company is continuing to assess Year 2000 costs, it does not expect the costs associated with such projects to have a material effect on the Company's financial results. The Company expects to spend less than five percent of its total annual IT budget on Year 2000 costs. The Company has not identified any IT projects that have been deferred due to its Year 2000 efforts. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failures to become Year 2000 compliant on a timely basis.

    The Company believes that its systems are Year 2000 ready, except that certain products acquired from Fourth State Technology have not been fully assessed. The Company intends to complete assessment of the Fourth State Technology products during June 1999.

    The foregoing beliefs and expectations are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are based in large part on certain statements and representations made by persons outside the Company, any of which statements or representations ultimately could prove to be inaccurate.

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK

INTEREST RATE RISK

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and by policy is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 1999, the Company's investments consisted of equities, municipal bonds and notes and mutual funds.

    The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company's debt is fixed rate in nature and mitigates the impact of fluctuations in interest rates. The fair value of the Company's debt approximates the carrying amount at March 31, 1999. Management believes the potential effects of near-term changes in interest rates on the Company's fixed rate debt is not material.

FOREIGN CURRENCY EXCHANGE RATE RISK

    The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in countries in Asia and Europe. The Company's subsidiary in Japan enters into foreign currency forward contracts to buy U.S. dollars to hedge its payable position arising from trade purchases and intercompany transactions with its parent. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in other currencies will be adversely affected by changes in exchange rates. Foreign currency forward contracts are entered into with a major commercial Japanese bank that has a high credit rating and the Company does not expect the counterparty to fail to meet its obligations under outstanding contracts. The Company generally enters into foreign currency forward contracts with maturities ranging from 7 to 10 months, with contracts outstanding at March 31, 1999, maturing through June 1999. At March 31, 1999, the Company held foreign forward exchange contracts with notional amounts of $1,500,000 and market settlement amounts of $1,659,000 for an unrealized loss position of $159,000. The impact of exchange rate changes on the forward exchange contracts will be substantially offset by the impact of such changes on the underlying transactions.

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

       10.14 Employment Agreement, dated June 1, 1998, between RF Power Products, Inc., and Joseph Stach(12)

       10.15  1995 Stock Option Plan, as amended and restated(12)*

       10.16  1995 Non-Employee Directors' Stock Option Plan(12)*

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

       10.21 Purchase Agreement dated October 28, 1994 between RF Power Products, Inc. and Plasma Etch, Inc.(10)

       10.22 Purchase Agreement dated November 9, 1995 between RF Power Products, Inc. and Plasma and Material Technology, Inc.(11)

       10.23 Purchase Agreement dated October 16, 1995 between RF Power Products, Inc. and Plasma Therm, Incorporated(11)

       10.24 Purchase Agreement dated June 5, 1995 between RF Power Products, Inc. and Mattson Technology(11)

       10.25 Lease Agreement dated March 18, 1996 and amendments dated June 21, 1996 and August 30, 1996 between RF Power Products, Inc. and Laurel Oak Road, L.L.C. for office, manufacturing and warehouse space at 1007 Laurel Oak Road, Voorhees, New Jersey(7)

       10.26 Direct Loan Agreement dated December 20, 1996 between RF Power Products, Inc. and the New Jersey Economic Development Authority
              (7)

       27.1 Financial Data Schedule for the three-month period ended March 31, 1999.

       27.2 Financial Data Schedule as restated for the three-month period ended March 31, 1998; the six-month period ended June 30, 1998; and the nine-month period ended December 31, 1998, respectively.

 (b)   No reports on Form 8-K were required to be filed by the Company during the quarter ended March 31, 1999.

---------------

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

     (12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-26966), filed March 24, 1999.

     *    Compensation Plan

     + Confidential treatment has been granted for portions of this agreement.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ADVANCED ENERGY INDUSTRIES, INC.

                        /s/ Richard P. Beck
                        -------------------------
                        Senior Vice President, Chief Financial      May 13, 1999
                        Officer, Assistant Secretary and
                        Director (Principal Financial Officer
                        and Principal Accounting Officer)

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

    10.13 Form of Indemnification Agreement(2)

    10.14 Employment Agreement, dated June 1, 1998, between RF Power Products,
          Inc., and Joseph Stach(12)

    10.15 1995 Stock Option Plan, as amended and restated(12)*

    10.16 1995 Non-Employee Directors' Stock Option Plan(12)*

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

    10.26 Direct Loan Agreement dated December 20, 1996 between RF Power
          Products, Inc. and the New Jersey Economic Development Authority(7)

    27.1  Financial Data Schedule for the three-month period ended March 31,
          1999.

    27.2  Financial Data Schedule as restated for the three-month period ended
          March 31, 1998; the six-month period ended June 30, 1998; and the nine-month period ended December 31, 1998, respectively.

---------------

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

     (12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-26966), filed March 24, 1999.

     *    Compensation Plan

     + Confidential treatment has been granted for portions of this agreement.