Form 10-Q
period 1999-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 1999-07-28
CIK 927003

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

For the quarterly period ended June 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

                         Commission file number: 0-26966

                        ADVANCED ENERGY INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                    84-0846841
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1625 SHARP POINT DRIVE, FORT COLLINS, CO    80525
------------------------------------        ------------------------------------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

As of July 20, 1999, there were 26,997,285 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                        ADVANCED ENERGY INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX

PART I       FINANCIAL INFORMATION

    ITEM 1.       FINANCIAL STATEMENTS

                  Consolidated Balance Sheets-
                  June 30, 1999 and December 31, 1998                                   3

                  Consolidated Statement of Operations-
                  Three months and six months ended June 30, 1999 and 1998              4

                  Consolidated Statement of Cash Flows-
                  Six months ended June 30, 1999 and 1998                               5

                  Notes to consolidated financial statements                            6

    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                9

    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK                                                       18

PART II    OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS                                                     20

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                             20

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                       20

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   20

    ITEM 5.       OTHER INFORMATION                                                     22

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                      22

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     JUNE 30,              DECEMBER 31,
                                                                       1999                   1998
                                                                   (UNAUDITED)
                                                                   -----------             ------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................    $ 11,288                $ 12,295
  Marketable securities - trading...............................      14,210                  15,839
  Accounts receivable, net......................................      30,449                  15,604
  Income tax receivable.........................................       1,920                   3,576
  Inventories...................................................      23,503                  21,412
  Other current assets..........................................       1,600                     797
  Deferred income tax assets, net...............................       3,754                   4,112
                                                                    --------                --------
      Total current assets......................................      86,724                  73,635
                                                                    --------                --------

PROPERTY AND EQUIPMENT, net.....................................      15,793                  15,320

OTHER ASSETS:
  Deposits and other............................................         785                   1,007
  Goodwill and intangibles, net.................................       7,895                   8,586
  Demonstration and customer service equipment, net.............       2,186                   2,487
                                                                    --------                --------
      Total assets..............................................    $113,383                $101,035
                                                                    --------                --------
                                                                    --------                --------



                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable trade........................................... $ 11,029                $  5,675
  Accrued payroll and employee benefits............................    4,677                   2,983
  Other accrued expenses...........................................    1,601                   2,074
  Customer deposits................................................      506                      66
  Accrued income taxes payable.....................................      415                     567
  Current portion of long-term debt................................    1,532                     211
                                                                    --------                --------
      Total current liabilities....................................   19,760                  11,576
                                                                    --------                --------

LONG-TERM LIABILITIES:
  Long-term debt...................................................      234                     326
                                                                    --------                --------
      Total liabilities............................................   19,994                  11,902
                                                                    --------                --------

STOCKHOLDERS' EQUITY...............................................   93,389                  89,133
                                                                    --------                --------
      Total liabilities and stockholders' equity................... $113,383                $101,035
                                                                    --------                --------
                                                                    --------                --------



           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                       -----------------------------
                                                                          1999              1998
                                                                       (UNAUDITED)       (UNAUDITED)
                                                                       -----------       -----------
SALES...........................................................        $41,515           $31,981
COST OF SALES...................................................         23,222            23,466
                                                                         ------            ------
   Gross profit.................................................         18,293             8,515
                                                                         ------           -------
OPERATING EXPENSES:
  Research and development......................................          6,758             6,394
  Sales and marketing...........................................          3,979             3,512
  General and administrative....................................          3,088             2,768
                                                                         ------            ------
   Total operating expenses.....................................         13,825            12,674
                                                                         ------            ------
INCOME (LOSS) FROM OPERATIONS...................................          4,468            (4,159)
OTHER INCOME....................................................             56               129
                                                                         ------            ------
   Net income (loss) before income taxes........................          4,524            (4,030)
PROVISION (BENEFIT) FOR INCOME TAXES............................          1,754              (885)
                                                                         ------            ------
NET INCOME (LOSS)...............................................        $ 2,770           $(3,145)
                                                                         ------            ------
                                                                         ------            ------

BASIC EARNINGS (LOSS) PER SHARE.................................        $  0.10           $ (0.12)
                                                                         ------            ------
                                                                         ------            ------
DILUTED EARNINGS (LOSS) PER SHARE...............................        $  0.10           $ (0.12)
                                                                         ------            ------
                                                                         ------            ------
BASIC WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING..................................................         26,940            26,531
                                                                         ------            ------
                                                                         ------            ------
DILUTED WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING..................................................         28,169            26,531
                                                                         ------            ------
                                                                         ------            ------


                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                       -----------------------------
                                                                          1999              1998
                                                                       (UNAUDITED)       (UNAUDITED)
                                                                       -----------       -----------
SALES...........................................................        $74,243           $75,850
COST OF SALES...................................................         42,852            53,729
                                                                         ------            ------
   Gross profit.................................................         31,391            22,121
                                                                         ------            ------
OPERATING EXPENSES:
  Research and development......................................         12,610            12,229
  Sales and marketing...........................................          7,284             7,076
  General and administrative....................................          5,958             5,627
                                                                         ------            ------
   Total operating expenses.....................................         25,852            24,932
                                                                         ------            ------
INCOME (LOSS) FROM OPERATIONS...................................          5,539            (2,811)
OTHER INCOME....................................................             17               227
                                                                         ------            ------
   Net income (loss) before income taxes........................          5,556            (2,584)
PROVISION (BENEFIT) FOR INCOME TAXES............................          2,252              (333)
                                                                         ------            ------
NET INCOME (LOSS)...............................................        $ 3,304           $(2,251)
                                                                         ------            ------
                                                                         ------            ------

BASIC EARNINGS (LOSS) PER SHARE.................................        $  0.12           $ (0.08)
                                                                         ------            ------
                                                                         ------            ------
DILUTED EARNINGS (LOSS) PER SHARE...............................        $  0.12           $ (0.08)
                                                                         ------            ------
                                                                         ------            ------
BASIC WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING..................................................         26,887            26,512
                                                                         ------            ------
                                                                         ------            ------
DILUTED WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING..................................................         28,098            26,512
                                                                         ------            ------
                                                                         ------            ------


           The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                              ------------------------------
                                                                                 1999                1998
                                                                              (UNAUDITED)        (UNAUDITED)
                                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................................     $  3,304           $ (2,251)
  Adjustments to reconcile net income (loss) to net cash (used in)
   provided by operating activities
     Depreciation and amortization.......................................        3,597              3,176
     Provision for deferred income taxes.................................          358                (68)
     Amortization of deferred compensation...............................           --                 24
     Loss on disposal of property and equipment..........................            4                 12
     Earnings from marketable securities, net............................         (299)              (373)
     Writedown of stock investment.......................................          200                 --
     Changes in operating assets and liabilities --
       Accounts receivable-trade, net....................................      (14,997)             9,605
       Related parties and other receivables.............................          152              1,249
       Inventories.......................................................       (2,091)             5,935
       Other current assets..............................................         (803)               988
       Deposits and other................................................           22                 22
       Demonstration and customer service equipment......................          (33)              (330)
       Accounts payable, trade...........................................        5,354             (8,448)
       Accrued payroll and employee benefits.............................        1,694             (1,548)
       Customer deposits and other accrued expenses......................          (33)              (589)
       Income taxes payable/receivable...................................        1,504             (2,734)
                                                                               -------            -------
          Net cash (used in) provided by operating activities............       (2,067)             4,670
                                                                               -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities......................................           --             (1,000)
  Sale of marketable securities..........................................        1,928              2,500
  Purchase of property and equipment, net................................       (3,049)            (3,957)
  Purchase of stock investment...........................................           --               (750)
                                                                               -------            -------
          Net cash used in investing activities..........................       (1,121)            (3,207)
                                                                               -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable..........................................          1,358              2,201
  Repayment of notes payable and capital lease obligations.............           (129)            (4,105)
  Proceeds from sale of common stock...................................          1,812                282
  Proceeds from stockholders' notes receivable.........................             --                 59
                                                                               -------            -------
          Net cash provided by (used in) financing activities..........          3,041             (1,563)
                                                                               -------            -------
EFFECT OF CURRENCY TRANSLATION ON CASH.................................           (860)               (77)
                                                                              ---------          ---------
DECREASE IN CASH AND CASH EQUIVALENTS..................................         (1,007)              (177)
CASH AND CASH EQUIVALENTS, beginning of period.........................         12,295             12,041
                                                                               -------            -------
CASH AND CASH EQUIVALENTS, end of period...............................       $ 11,288           $ 11,864
                                                                               -------            -------
                                                                               -------            -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...............................................       $     20           $     93
                                                                               -------            -------
                                                                               -------            -------
  Cash paid for income taxes, net......................................       $    339           $  2,293
                                                                               -------            -------
                                                                               -------            -------


           The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at June 30, 1999, the results of the Company's operations for the three- and six-month periods ended June 30, 1999 and 1998, and the results of the Company's cash flows for the six-month periods ended June 30, 1999 and 1998.

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


(2) ACQUISITIONS

    RF POWER PRODUCTS-- On October 8, 1998, RF Power Products, Inc. ("RFPP"), a New Jersey-based designer and manufacturer of radio frequency power systems, matching networks and peripheral products primarily for original equipment manufacturers in the semiconductor capital equipment, commercial coating, flat panel display and analytical instrumentation markets, was merged with and into a wholly owned subsidiary of the Company. The Company issued approximately 4 million shares of its common stock to the former shareholders of RFPP. Each share of RFPP common stock was exchanged for 0.32857 of one share of the Company's common stock. In addition, outstanding RFPP stock options were converted at the same exchange factor into options to purchase in the aggregate approximately 148,000 shares of the Company's common stock on the same terms and conditions as the prior RFPP options at exercise prices adjusted based upon the exchange factor.

    The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined balance sheet, statements of operations and cash flows of RFPP as though it had always been part of the Company. RFPP's year-end was November 30, and therefore, the combined statement of operations for the first six months of 1998 includes RFPP's results for the three and six-month periods ended May 31, 1998, and the combined statement of cash flows for the first six months of 1998 includes RFPP's cash flows for the six-month period ending May 31, 1998.

    In connection with the merger, the Company recorded in the fourth quarter of 1998 a charge to operating expenses of $2,742,000 for direct merger-related costs. There were no transactions between the Company and RFPP prior to the combination, and immaterial adjustments were recorded to conform RFPP's accounting policies to those of the Company. Certain reclassifications were made to conform the RFPP prior period financial statements to the Company's presentations. On April 5, 1999, the name of RF Power Products, Inc. was changed to Advanced Energy Voorhees, Inc.

    FST-- Effective September 3, 1998, the Company acquired substantially all of the assets of Fourth State Technology, Inc. ("FST"), a privately held, Texas-based designer and manufacturer of process controls used to monitor and analyze data in the RF process. The purchase price consisted of $2.5 million in cash, assumption of a $113,000 liability, and an earn-out provision which is based on profits over the three-year period after the effective date of the acquisition. Approximately $2.6 million of the purchase price was allocated to intangible assets. The results of operations of FST are included within the accompanying consolidated financial statements from the date of acquisition.

    TOWER-- Effective August 15, 1997, the Company acquired all of the outstanding stock of Tower Electronics, Inc. ("Tower"), a Minnesota-based designer and manufacturer of custom, high-performance switchmode power supplies used principally in the telecommunications, medical and non-impact printing industries. The purchase price consisted of $14.5 million in cash and a $1.5 million non-interest-bearing promissory note issued to the seller (the "Note"), which was paid in full during August 1998. Total consideration, including applicable imputed interest on the Note, equaled $15,889,000. The acquisition resulted in a one-time charge of $3,080,000 for the write off of in-process research and development costs acquired as a result of the transaction. Acquisition costs totaled approximately $209,000.

(3) ACCOUNTS RECEIVABLE

    ACCOUNTS RECEIVABLE consisted of the following:

                                                                           JUNE 30,              DECEMBER 31,
                                                                             1999                    1998
                                                                         (UNAUDITED)
                                                                         -----------             ------------
                                                                                   (IN THOUSANDS)
   Domestic.........................................................      $15,986                   $8,295
   Foreign..........................................................       14,411                    7,128
   Allowance for doubtful accounts..................................         (559)                    (582)
                                                                          -------                  -------
   Trade accounts receivable........................................      $29,838                  $14,841
   Related parties..................................................           48                      221
   Other............................................................          563                      542
                                                                          -------                  -------
   Total accounts receivable........................................      $30,449                  $15,604
                                                                          -------                  -------
                                                                          -------                  -------

(4) INVENTORIES

    INVENTORIES consisted of the following:


                                                                           JUNE 30,              DECEMBER 31,
                                                                             1999                    1998
                                                                         (UNAUDITED)
                                                                         -----------             ------------
                                                                                   (IN THOUSANDS)
   Parts and raw materials..........................................      $14,878                  $13,212
   Work in process..................................................        3,285                    1,934
   Finished goods...................................................        5,340                    6,266
                                                                          -------                  -------
   Total inventories................................................      $23,503                  $21,412
                                                                          -------                  -------
                                                                          -------                  -------

(5) STOCKHOLDERS' EQUITY

    STOCKHOLDERS' EQUITY consisted of the following:


                                                                           JUNE 30,              DECEMBER 31,
                                                                             1999                    1998
                                                                         (UNAUDITED)
                                                                         -----------             ------------
                                                                           (IN THOUSANDS, EXCEPT PAR VALUE)
   Common stock, $0.001 par value, 40,000 and 30,000 shares
       authorized; 26,969 and 26,725 shares issued and outstanding
       at June 30, 1999 and December 31, 1998, respectively.........     $     27                 $     27
   Additional paid-in capital.......................................       62,193                   60,381
   Retained earnings................................................       32,443                   29,139
   Accumulated other comprehensive loss.............................       (1,274)                    (414)
                                                                          -------                  -------
   Total stockholders' equity.......................................      $93,389                  $89,133
                                                                          -------                  -------
                                                                          -------                  -------

(6) ACCOUNTING STANDARDS

    COMPREHENSIVE INCOME (LOSS) -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) for the Company consists of net income
(loss) and foreign currency translation adjustments as presented below. The adoption of SFAS No. 130 in fiscal 1998 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

                                                                      SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                       JUNE 30, 1999            JUNE 30, 1998
                                                                        (UNAUDITED)              (UNAUDITED)
                                                                        -----------              -----------
                                                                                   (IN THOUSANDS)
   Net income (loss), as reported...................................     $3,304                  $(2,251)
   Adjustment to arrive at comprehensive net income:
     Cumulative translation adjustment..............................       (860)                     (77)
                                                                         ------                  -------
   Comprehensive net income (loss)..................................     $2,444                  $(2,328)
                                                                         ------                  -------
                                                                         ------                  -------

    EARNINGS PER SHARE -- In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings (loss) per share ("EPS") and diluted EPS, instead of primary and fully-diluted EPS previously required. This standard was effective for the Company in fiscal 1997. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common stockholders by the sum of the weighted average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

    SEGMENT REPORTING -- In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 was effective for the Company beginning fiscal 1998. Management operates and manages its business of supplying power conversion and control systems as one operating segment, as their products have similar economic characteristics and production processes.

    DERIVATIVE HEDGING ACTIVITIES -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activity. SFAS No. 133, as amended by SFAS No. 137 in June 1999, is effective for all periods in fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The Company has not yet evaluated the impact that the adoption of SFAS No. 133 will have on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

    The following discussion may contain, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements relating to the Company's beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue or occur. Forward-looking statements involve risks and uncertainties. As a result, the Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the following: the significant fluctuations in the Company's quarterly operating results, the volatility of the semiconductor and semiconductor capital equipment industries, timing and success of integration of recent and potential future acquisitions, supply constraints and technological changes. For a discussion of these and other factors that may impact the Company's realization of its forward-looking statements, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Part I "Cautionary Statements - Risk Factors" and the other documents and information filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

   SALES

    The Company sells power conversion and control systems primarily to the semiconductor capital equipment, data storage and industrial markets in the United States, to the flat panel display and data storage markets in Japan, and to the data storage and industrial markets in Europe. The Company also sells spare parts and repair services worldwide through its global support organization.

    Sales for the second quarter of 1999 were $41.5 million, an increase of 30% from second quarter of 1998 sales of $32.0 million. The increase in sales between such periods resulted from increased unit sales of the Company's systems. The increase was attributable primarily to semiconductor capital equipment customers in the United States, including the Company's largest customer in that industry, and to a lesser extent to increased sales to flat panel display manufacturers in Japan and entertainment data storage manufacturers in Europe. Although sales in the second quarter of 1999 were significantly higher than sales in the four preceding quarters, they were still significantly lower than sales in the third and fourth quarters of 1997. The Company believes that sales in the second quarter of 1999 reflect a partial recovery in the semiconductor capital equipment market.

    From the second quarter of 1998 to the second quarter of 1999, sales to the data storage equipment industry increased slightly. Within that industry, sales to the entertainment segment increased significantly, offsetting the decrease in sales to the computer segment. Sales to the flat panel display industry, predominantly in Japan, were significantly higher than the comparable period last year. Sales to industrial markets were down primarily due to decreased sales to a major customer of Tower Electronics, Inc., a wholly owned subsidiary, which customer elected to have power supplies manufactured at a foreign location at which the Company did not have a manufacturing facility.

    Sales for the second quarter of 1999 were up 27% from first quarter of 1999 sales of $32.7 million. This increase was due to higher sales to semiconductor capital equipment manufacturers in the United States, and increased sales to flat panel display customers in Japan.

    The following tables summarize net sales and percentages of net sales by customer type for the Company for the three-month periods ended June 30, 1999 and 1998:

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                               1999         1998
                                                                            ----------   ----------
                                                                                 (IN THOUSANDS)
    Semiconductor capital equipment..................................        $25,588      $16,917
    Data storage.....................................................          4,437        4,234
    Flat panel display...............................................          2,342        1,357
    Industrial.......................................................          6,704        8,019
    Customer service technical support...............................          2,444        1,454
                                                                              ------       ------
                                                                             $41,515      $31,981
                                                                              ------       ------
                                                                              ------       ------


                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                               1999         1998
                                                                            ----------   ----------
    Semiconductor capital equipment..................................             61.6%        52.9%
    Data storage.....................................................             10.7         13.2
    Flat panel display...............................................              5.6          4.2
    Industrial.......................................................             16.2         25.1
    Customer service technical support...............................              5.9          4.6
                                                                                 -----        -----
                                                                                 100.0%       100.0%
                                                                                 ------       ------
                                                                                 ------       ------

    The following tables summarize net sales and percentages of net sales by geographic region for the Company for the three-month periods ended June 30, 1999 and 1998:

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                               1999         1998
                                                                            ----------   ----------
                                                                                 (IN THOUSANDS)
    United States and Canada.........................................        $30,504      $23,423
    Europe...........................................................          6,299        6,419
    Asia Pacific.....................................................          4,668        2,069
    Rest of world....................................................             44           70
                                                                              ------       ------
                                                                             $41,515      $31,981
                                                                              ------       ------
                                                                              ------       ------


                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                               1999         1998
                                                                            ----------   ----------
    United States and Canada.........................................             73.5%        73.2%
    Europe...........................................................             15.2         20.1
    Asia Pacific.....................................................             11.2          6.5
    Rest of world....................................................              0.1          0.2
                                                                                 -----        -----
                                                                                 100.0%       100.0%
                                                                                 ------       ------
                                                                                 ------       ------

   GROSS MARGIN

    The Company's gross margin for the second quarter of 1999 was 44.1%, up from 26.6% in the second quarter 1998. The improvement in gross margin from the second quarter of 1998 to the second quarter of 1999 was due to improved material costs and more favorable absorption of manufacturing overhead from the higher sales base. The Company's gross margin for the second quarter of 1999 was up from 40.0% in the first quarter of 1999 due to more favorable absorption from the higher sales base.

   RESEARCH AND DEVELOPMENT

    The Company's research and development expenses are incurred researching new technologies, developing new products and improving existing product designs. Research and development expenses for the second quarter of 1999 were $6.8 million, up from $6.4 million in the comparable period in 1998, representing an increase of 6%. The increase was attributable to higher spending for materials and supplies. As a percentage of sales, research and development expenses decreased to 16.3% in the second quarter of 1999 from 19.9% in the second quarter of 1998, reflecting the higher sales base in 1999.

    The Company believes continued research and development investment for development of new products is critical to the Company's ability to serve new and existing markets. Since the Company's inception, research and development costs generally have been internally funded and all have been expensed as incurred.

   SALES AND MARKETING

    Sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising and other marketing activities. Sales and marketing expenses for the second quarter of 1999 were $4.0 million, up from $3.5 million in the second quarter of 1998, representing an increase of 13%. The increase was attributable to higher spending for payroll, materials and supplies. As a percentage of sales, sales and marketing expenses decreased to 9.6% in the second quarter of 1999 from 11.0% in the second quarter of 1998, reflecting the higher sales base in 1999.

   GENERAL AND ADMINISTRATIVE

    General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses for the second quarter of 1999 were $3.1 million, up from $2.8 million in the second quarter of 1998, representing an increase of 12%. As a percentage of sales, general and administrative expenses decreased to 7.4% in the second quarter of 1999 from 8.7% in the second quarter of 1998, reflecting the higher sales base in 1999.

   OTHER INCOME

    Other income consists primarily of interest income and expense, foreign exchange gains and losses, and other non-operating expenses. Other income for the second quarter of 1999 was $56,000, attributable primarily to $188,000 of net interest income. In the comparable period in 1998, other income was $129,000.

    The Company has experienced fluctuations in foreign currency exchange rates, particularly against the Japanese yen. Beginning in 1997, the Company entered into various forward foreign exchange contracts as a hedge against currency fluctuations in the yen. The Company will continue to evaluate various methods to minimize the effects of currency fluctuations.

   PROVISION FOR INCOME TAXES

    The Company had an income tax provision of $1.8 million for the second quarter of 1999, compared to an income tax benefit of $885,000 for the second quarter of 1998. The estimated effective tax rate for the second quarter of 1999 was 38.8%, compared to an effective income tax benefit rate of 22.0% for the second quarter of 1998. The higher effective consolidated tax rate for the second quarter of 1999 was attributed to losses recorded at the Company's Advanced Energy Voorhees, Inc. subsidiary in the second quarter of 1998 for which no tax benefit had been recorded and a shift in the mix of the Company's taxable income toward a greater share from countries with higher effective tax rates. The Company adjusts its provision for income taxes periodically, based upon the anticipated tax status of all of its foreign and domestic entities.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

   SALES

    Sales for the first six months of 1999 were $74.2 million, a decrease of 2% from sales of $75.8 million in the first six months of 1998. The decrease was attributable mostly to decreases in sales to industrial markets, which was partially offset by increases in sales to customers in the semiconductor capital equipment industry.

    The following tables summarize net sales and percentages of net sales by customer type for the Company for the six-month periods ended June 30, 1999 and 1998:

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                               1999         1998
                                                                            ----------   ----------
                                                                                 (IN THOUSANDS)
    Semiconductor capital equipment..................................        $43,854      $40,820
    Data storage.....................................................          9,040        9,160
    Flat panel display...............................................          3,559        3,769
    Industrial.......................................................         13,745       18,881
    Customer service technical support...............................          4,045        3,220
                                                                              ------       ------
                                                                             $74,243      $75,850
                                                                              ------       ------
                                                                              ------       ------


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                               1999         1998
                                                                            ----------   ----------
    Semiconductor capital equipment..................................             59.1%        53.8%
    Data storage.....................................................             12.2         12.1
    Flat panel display...............................................              4.8          5.0
    Industrial.......................................................             18.5         24.9
    Customer service technical support...............................              5.4          4.2
                                                                                 -----        -----
                                                                                 100.0%       100.0%
                                                                                 ------       ------
                                                                                 ------       ------

    The following tables summarize net sales and percentages of net sales by geographic region for the Company for the six-month periods ended June 30, 1999 and 1998:

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                               1999         1998
                                                                            ----------   ----------
                                                                                 (IN THOUSANDS)
    United States and Canada.........................................        $53,453      $57,081
    Europe...........................................................         11,971       12,835
    Asia Pacific.....................................................          8,457        5,714
    Rest of world....................................................            362          220
                                                                              ------       ------
                                                                             $74,243      $75,850
                                                                              ------       ------
                                                                              ------       ------


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                               1999         1998
                                                                            ----------   ----------
    United States and Canada.........................................             72.0%        75.3%
    Europe...........................................................             16.1         16.9
    Asia Pacific.....................................................             11.4          7.5
    Rest of world....................................................              0.5          0.3
                                                                                 -----        -----
                                                                                 100.0%       100.0%
                                                                                 ------       ------
                                                                                 ------       ------

   GROSS MARGIN

    The Company's gross margin for the first six months of 1999 was 42.3%, up from 29.2% in the comparable period in 1998. The improvement in gross margin was primarily a result of the Company's efforts to reduce material and manufacturing overhead costs, including implementation of the Company's restructuring plan in the third quarter of 1998.

   RESEARCH AND DEVELOPMENT

    Research and development expenses for the first six months of 1999 were $12.6 million, up from $12.2 million in the comparable period in 1998, representing an increase of 3%. The increase was attributable to higher spending for materials and supplies. As a percentage of sales, research and development expenses increased to 17.0% in the first six months of 1999 from 16.1% in the comparable period of 1998.

   SALES AND MARKETING

    Sales and marketing expenses for the first six months of 1999 were $7.3 million, up slightly from $7.1 million in the comparable period in 1998, representing an increase of 3%. As a percentage of sales, sales and marketing expenses increased to 9.8% in the first six months of 1999 from 9.3% in the comparable period of 1998.

   GENERAL AND ADMINISTRATIVE

    General and administrative expenses for the first six months of 1999 were $6.0 million, up from $5.6 million in the comparable period in 1998, representing an increase of 7%. As a percentage of sales, general and administrative expenses increased to 8.0% in the first six months of 1999 from 7.4% in the comparable period of 1998.

   OTHER INCOME

    Other income for the first six months of 1999 was $17,000, compared to $227,000 in the comparable period in 1998, representing a decrease of 93%.

   PROVISION FOR INCOME TAXES

    The income tax provision was $2.3 million for the first six months of 1999, compared to an income tax benefit of $333,000 for the first six months of 1998. The estimated effective tax rate was 40.5% for the first six months of 1999, compared to an effective income tax benefit rate of 12.9% for the first six months of 1998. The higher effective consolidated tax rate for the first six months of 1999 was attributed to losses recorded at the Company's Advanced Energy Voorhees, Inc. subsidiary in the second quarter of 1998 for which no tax benefit had been recorded and a shift in the mix of the Company's taxable income toward a greater share from countries with higher effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations, acquired equipment and met its working capital requirements through borrowings under its revolving line of credit, long-term loans secured by property and equipment, cash flow from operations and proceeds from equity offerings.

    Operating activities used cash of $2.1 million in the first six months of 1999, primarily as a result of increases in accounts receivable and inventories, partially offset by net income, increases in accounts payable and increased accruals for payroll, employee benefits and income taxes. In the comparable period in 1998, operating activities provided cash of $4.7 million, primarily as a result of decreases in accounts receivable and inventories, offset by the net loss, decreases in accounts payable and decreased accruals for income taxes. The Company expects future receivable and inventory balances to fluctuate with net sales. The Company provides just-in-time deliveries to certain of its customers and may be required, under certain contracts or agreements, to maintain minimum levels of inventory to satisfy its customers' delivery requirements. Any increase of such inventory levels will require the use of cash to finance the inventory.

    Investing activities used cash of $1.1 million in the first six months of 1999, and included the purchase of property and equipment for $3.0 million, offset by the sales of $1.9 million of marketable securities. Investing activities used cash of $3.2 million in the first six months of 1998, and included the purchase of property and equipment for $4.0 million and the purchase of a stock investment in a start up company for $0.75 million, offset by sales of $1.5 million of marketable securities.

    Financing activities in the first six months of 1999 provided cash of $3.0 million and consisted primarily of proceeds from the exercise of employee stock options of $1.8 million and net increases in notes payable and capital lease obligations of $1.2 million. Financing activities in the comparable period in 1998 used cash of $1.6 million and consisted primarily of payment of notes payable and capital lease obligations of $1.9 million, partially offset by proceeds from the exercise of employee stock options of $0.3 million.

    The Company plans to spend approximately $7.0 million through the remainder of 1999 and first six months of 2000 for the acquisition of manufacturing and test equipment and furnishings. Further, the Company continues to implement its management systems software, including the replacement of existing systems in its domestic and foreign locations. The Company expects to spend an aggregate of approximately $0.3 million through the year 2000 on this implementation.

    As of June 30, 1999, the Company had working capital of $67.0 million. The Company's sources of available funds as of June 30, 1999 consisted of $11.3 million of cash and cash equivalents, $14.2 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit, of which none was outstanding as of June 30, 1999. Advances under the revolving line of credit bear interest at either the prime rate (8.00% at July 15, 1999) minus 1.25% or the LIBOR 360-day rate (5.76625% at
July 15, 1999) plus

150 basis points, at the Company's option. All advances under the revolving line of credit will be due and payable on December 7, 2000, unless up to $10 million of indebtedness is converted into a 3-year term loan prior to that date.

    The Company believes that its cash and cash equivalents, marketable securities, cash flow from operations and available borrowings, will be sufficient to meet the Company's working capital needs for the next twelve months. From time to time, the Company may raise capital through additional equity or debt financing in order to take advantage of favorable market conditions or to fund material capital equipment purchases or desired expansion. The Company has considered, and will continue to consider, possible acquisitions of businesses or entities which the Company believes could create synergies or opportunities for the Company. The Company has an agreement to acquire a controlling interest in a start-up company in which it currently owns a minority interest. No agreement or understanding with respect to any other future acquisition has been reached. If the Company were to undertake one or more acquisitions, the Company may require additional funds which may be provided by the sale of equity or debt securities. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to the Company.

--------------------------------------------------------------------------------
YEAR 2000 PROGRAM
--------------------------------------------------------------------------------

    The Year 2000 problem is the result of computer programs that rely on two-digit date codes, instead of four-digit date codes, to indicate the year. These computer programs, which are unable to interpret the date code "00" as the year 2000, may not be able to perform computations and decision-making functions after December 31, 1999 and could cause computer systems to malfunction.

    The Company has developed a multi-phase program for Year 2000 information systems compliance that consists of the following:

        - ASSESSMENT of the Company's corporate systems and operations that could be affected by the Year 2000 problem;

        -   REMEDIATION of non-compliant systems and components; and

        -   TESTING of systems and components following remediation.

    The Company has focused its Year 2000 review on three areas:

        -   information technology (IT) system applications;

        - non-IT systems, including engineering and manufacturing applications; and

        -   relationships with third parties.


    The Company completed assessment of its IT and non-IT systems at all of its facilities. The Company believes that its enterprise-wide software system, which is installed at the Fort Collins facility and certain other facilities, is Year 2000 compliant. This belief is based significantly on discussions with and representations by the vendor of such software. The Company has been, and will continue to be, in contact with the vendor to obtain any additional revisions or upgrades issued by the vendor to ensure that such enterprise-wide software remains Year 2000 compliant. The Company also has conducted our own tests on the enterprise-wide software to verify the vendor's representations.

    Following completion of the assessment phase, the Year 2000 team identified those non-compliant systems that it considers to be "mission critical." Remediation and testing of the mission critical IT systems, except at the Fridley facility, have been completed. During the third quarter of 1999, the Company expects to complete remediation and testing of:

    -   mission critical IT systems at the Fridley facility;

    -   mission critical non-IT systems at all of its facilities; and

    -   non-compliant systems that are not mission critical.

    The Company is examining its relationships with third parties whose Year 2000 compliance could have a material effect on our operations. The Company considers third party suppliers and customers to pose its greatest Year 2000 risk because the failure of these persons to become Year 2000 compliant in a timely manner, if at all, could result in the Company's inability to obtain components in a timely manner, reductions in the quality of components obtained, reductions, delays or cancellations of customer orders or delays in payments by customers for products shipped. In addition, conversions by third parties to become Year 2000 compliant might not be compatible with the Company's systems. Any or all of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has circulated questionnaires to and have actively solicited feedback from its significant suppliers and customers with respect to their Year 2000 compliance programs and status. The Company continues to contact Advanced Energy Voorhees' significant suppliers and expects such contact to be made and feedback to be received by the end of the third quarter of 1999. Based on the results of these efforts, the Company believes that its principal customers and all of its sole source suppliers are either Year 2000 compliant or are implementing plans to become Year 2000 compliant in a timely manner. Some of its suppliers have advised the Company that they are implementing Year 2000 programs but have not indicated by when they expect to be Year 2000 compliant or have indicated that they don't expect to be Year 2000 compliant until the fourth quarter of 1999. The Company continues to pursue additional information about these suppliers' Year 2000 readiness in order to assess the risks involved in relying on them.

    In what the Company believes to be its most reasonably likely worst case Year 2000 scenario, the Company would be unable to obtain electronic components from its suppliers because of their failure to become Year 2000 compliant. The Company may be unable to manufacture components internally or redesign its systems to accommodate different components. The Company continues to review its options for contingency plans to limit the potential impact of any Year 2000 failures. In particular, the Company is reviewing the capabilities of its current and potential component suppliers to ensure that the components most critical to production of the Company's systems are not sole-sourced. See the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Part I "Cautionary Statements - Risk Factors--Supply Constraints and Dependence on Sole and Limited Source Suppliers."

    Although the Company is continuing to assess Year 2000 costs, to date the Company has not incurred material costs related to its Year 2000 program, and the Company does not expect the costs associated with its Year 2000 projects to have a material effect on its financial results. The Company expects to spend less than five percent of its total annual IT budget on Year 2000 costs. The Company has not identified any IT projects that have been deferred due to its Year 2000 efforts. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs or time that may be incurred as a result of any suppliers' or customers' failures to become Year 2000 compliant on a timely basis. In addition, we cannot predict whether any litigation will be brought against the Company as a result of any supplier's or customer's failure to become Year 2000 compliant on a timely basis or claiming that the Company's products are not Year 2000 compliant or otherwise.

    The Company believes that its products are Year 2000 ready, except that certain products acquired from Fourth State Technology have not been fully assessed. We intend to complete assessment of the Fourth State Technology products during the third quarter of 1999.

    The foregoing beliefs and expectations are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, as described under the caption "Special Note on Forward-Looking Statements" above. Our forward-looking statements regarding our Year 2000 program and expectations are based in large part on certain statements and representations made by persons outside the Company, any of which statements or representations ultimately could prove to be inaccurate.


    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK


INTEREST RATE RISK

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company generally does not use derivative financial instruments in connection with its investment portfolio. The Company generally places its investments with high credit quality issuers, by policy is averse to principal loss and seeks to protect and preserve its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 1999, the Company's investments consisted of equities, municipal bonds and notes, and mutual funds. We have invested in a start-up company and may in the future make additional investments in start-up companies that develop products which the Company believes may provide future benefits. The current start-up investment and any future start-up investments will be subject to all of the risks inherent in investing in companies that are not established.

    The Company's interest expense is sensitive to changes in the general level of U.S. interest rates with respect to its bank facility of which no balance was outstanding as of June 30, 1999. The Company's other debt is fixed rate in nature and mitigates the impact of fluctuations in interest rates. The fair value of the Company's debt approximates the carrying amount at June 30, 1999. Management believes the potential effects of near-term changes in interest rates on the Company's debt is not material.


FOREIGN CURRENCY EXCHANGE RATE RISK

    The Company transacts business in various foreign countries. Its primary foreign currency cash flows are generated in countries in Asia and Europe. As a hedge against currency fluctuations in the yen, the Company entered into various forward foreign exchange contracts from 1997 to the present to mitigate the effect of potential depreciation of that currency.

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

PART II  OTHER INFORMATION


    ITEM 1.  LEGAL PROCEEDINGS

          The Company is not aware of any material legal proceedings that are expected to have a material effect on its business, financial conditions, results of operations, assets or property.


    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.


    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its 1999 Annual Meeting of Stockholders on Wednesday, May 5, 1999, to vote on six proposals. Proxy statements were sent to all shareholders. The first proposal was for the election of the following eight people as directors: Douglas S. Schatz, G. Brent Backman, Richard P. Beck, Hollis L. Caswell, Ph.D., Arthur A. Noeth, Elwood Spedden, Gerald Starek and Arthur Zafiropoulo. All eight directors were elected with the following votes tabulated:

                              TOTAL VOTE FOR                 TOTAL VOTE WITHHELD
    NAME OF DIRECTOR          EACH DIRECTOR                  FROM EACH DIRECTOR
    ----------------          -------------                  ------------------
    Mr. Schatz                23,396,233                              171,404

    Mr. Backman               23,117,607                              450,030

    Mr. Beck                  23,396,233                              171,404

    Dr. Caswell               23,114,717                              452,920

    Mr. Noeth                 23,426,465                              141,172

    Mr. Spedden               23,425,865                              141,772

    Mr. Starek                23,427,083                              140,554

    Mr. Zafiropoulo           23,426,083                              141,554

    The second proposal was to increase the number of authorized shares of the Company's common stock from 30,000,000 to 40,000,000. The proposal was approved with the following votes tabulated:

    FOR                    AGAINST          ABSTAIN
    ---                    -------          -------
    23,439,907             120,128          7,602

    The third proposal was for an amendment to the 1995 Stock Option Plan to increase the total number of shares of common stock issuable under the plan from 4,625,000 to 5,625,000. The amendment was approved with the following votes tabulated:

    FOR                    AGAINST          ABSTAIN           NON VOTE
    ---                    -------          -------           --------
    20,028,104             3,356,345        86,150            97,038

    The fourth proposal was for an amendment to the 1995 Non-Employee Directors' Stock Option Plan to increase the total number of shares of common stock issuable under the plan from 50,000 to 100,000. The amendment was approved with the following votes tabulated:

    FOR                    AGAINST          ABSTAIN           NON VOTE
    ---                    -------          -------           --------
    22,948,578             429,858          92,163            97,038

    The fifth proposal was for approval of stock options that were received by two former RF Power Products directors who became directors of the Company following its acquisition of RF Power Products in October 1998. The proposal was approved with the following votes tabulated:

    FOR                    AGAINST          ABSTAIN           NON VOTE
    ---                    -------          -------           --------
    21,866,746             1,510,165        93,688            97,038

    The sixth proposal was for the ratification of the appointment of independent auditors. The appointment of the current auditors, Arthur Andersen LLP, was ratified, with the following votes tabulated:

    FOR                    AGAINST          ABSTAIN           NON VOTE
    ---                    -------          -------           --------
    23,418,529             25,791           23,317            100,000

    ITEM 5.  OTHER INFORMATION

         None.


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

        2.1 Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among the Company, Warpspeed, Inc., a wholly owned subsidiary of the Company, and RF Power Products, Inc.(1)

        3.1   The Company's Restated Certificate of Incorporation, as amended

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

       10.7   Lease, dated March 14, 1994, as amended, between Sharp Point
              Properties, L.L.C., and the Company for property in Fort Collins, Colorado(2)

       10.8   Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C.
              and the Company for a building in Fort Collins, Colorado(2)

       10.9   Lease Agreement, dated March 18, 1996, and amendments dated
              June 21, 1996 and August 30, 1996, between RF Power Products,
              Inc., and Laurel Oak Road, L.L.C. for property in Voorhees, New
              Jersey(6)

       10.10  Form of Indemnification Agreement(2)

       10.11  Employment Agreement, dated June 1, 1998, between RF Power
              Products, Inc., and Joseph Stach(8)

       10.12  1995 Stock Option Plan, as amended and restated(8)*

       10.13  1995 Non-Employee Directors' Stock Option Plan(8)*

       10.14 License Agreement, dated May 13, 1992 between RF Power Products and Plasma-Therm, Inc.(7)

       10.15  Lease Agreement dated March 18, 1996 and amendments dated
              June 21, 1996 and August 30, 1996 between RF Power Products, Inc.
              and Laurel Oak Road, L.L.C. for office, manufacturing and warehouse space at 1007 Laurel Oak Road, Voorhees, New Jersey(6)

       10.16  Direct Loan Agreement dated December 20, 1996 between RF Power
              Products, Inc. and the New Jersey Economic Development
              Authority(6)

       10.17 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas (1)

       10.18  Lease, dated April 15, 1998, between Cameron Technology Investors,
              Ltd., and the Company for property in Austin, Texas (1)

       27.1   Financial Data Schedule for the six-month period ended June 30,
              1999.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.


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

         (7) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.

          (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File
                  No. 0-26966), filed March 24, 1999.

         *        Compensation Plan

         + Confidential treatment has been granted for portions of this agreement.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ADVANCED ENERGY INDUSTRIES, INC.


                         /s/ Richard P. Beck
                         -------------------

                         Richard P. Beck
                         Senior Vice President, Chief Financial    July 26, 1999
                         Officer, Assistant Secretary and
                         Director (Principal Financial Officer
                         and Principal Accounting Officer)

                                  EXHIBIT INDEX

        2.1 Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among the Company, Warpspeed, Inc., a wholly owned subsidiary of the Company, and RF Power Products, Inc.(1)

        3.1   The Company's Restated Certificate of Incorporation, as amended

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

       10.7   Lease, dated March 14, 1994, as amended, between Sharp Point
              Properties, L.L.C., and the Company for property in Fort Collins, Colorado(2)

       10.8   Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C.
              and the Company for a building in Fort Collins, Colorado(2)

       10.9   Lease Agreement, dated March 18, 1996, and amendments dated
              June 21, 1996 and August 30, 1996, between RF Power Products,
              Inc., and Laurel Oak Road, L.L.C. for property in Voorhees, New
              Jersey(6)

       10.10  Form of Indemnification Agreement(2)

       10.11  Employment Agreement, dated June 1, 1998, between RF Power
              Products, Inc., and Joseph Stach(8)

       10.12  1995 Stock Option Plan, as amended and restated(8)*

       10.13  1995 Non-Employee Directors' Stock Option Plan(8)*

       10.14 License Agreement, dated May 13, 1992 between RF Power Products and Plasma-Therm, Inc.(7)

       10.15  Lease Agreement dated March 18, 1996 and amendments dated June 21,
              1996 and August 30, 1996 between RF Power Products, Inc. and
              Laurel Oak Road, L.L.C. for office, manufacturing and warehouse space at 1007 Laurel Oak Road, Voorhees, New Jersey(6)

       10.16  Direct Loan Agreement dated December 20, 1996 between RF Power
              Products, Inc. and the New Jersey Economic Development
              Authority (6)

       10.17 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas (1)

       10.18  Lease, date April 15, 1998, between Cameron Technology Investors,
              Ltd., and the Company for property in Austin, Texas (1)

       27.1   Financial Data Schedule for the six-month period ended June 30,
              1999.


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

         (7) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.

         (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File
                  No. 0-26966), filed March 24, 1999.

         *        Compensation Plan

         + Confidential treatment has been granted for portions of this agreement.