Form 10-Q
period 1999-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 1999-11-15
CIK 927003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

                       Commission file number: 000-26966

                        ADVANCED ENERGY INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                             84-0846841
---------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
or organization)

1625 SHARP POINT DRIVE, FORT COLLINS, CO             80525
----------------------------------------             ------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

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

As of November 12, 1999, there were 28,191,462 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                        ADVANCED ENERGY INDUSTRIES, INC.
                                    FORM 10-Q
                                      INDEX


PART I       FINANCIAL INFORMATION

    ITEM 1.       FINANCIAL STATEMENTS

                  Consolidated Balance Sheets-
                  September 30, 1999 and December 31, 1998                                       3

                  Consolidated Statement of Operations-
                  Three months and nine months ended September 30, 1999 and 1998                 4

                  Consolidated Statement of Cash Flows-
                  Nine months ended September 30, 1999 and 1998                                  5

                  Notes to consolidated financial statements                                     6

    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                        10

    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK                                                               20

PART II    OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS                                                             21

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                     21

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                               21

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           21

    ITEM 5.       OTHER INFORMATION                                                             21

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                              21

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                 1999            1998
                                                              -----------     -----------
                                                              (UNAUDITED)
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $ 11,261        $ 12,295
  Marketable securities - trading                                17,329          15,839
  Accounts receivable, net                                       37,176          15,604
  Income tax receivable                                             539           3,576
  Inventories                                                    23,465          21,412
  Other current assets                                            1,377             797
  Deferred income tax assets, net                                 4,768           4,112
                                                               --------        --------
      Total current assets                                       95,915          73,635
                                                               --------        --------

PROPERTY AND EQUIPMENT, net                                      15,565          15,320

OTHER ASSETS:
  Deposits and other                                              1,110           1,007
  Goodwill and intangibles, net                                   7,550           8,586
  Demonstration and customer service equipment, net               2,487           2,487
                                                               --------        --------
      Total assets                                             $122,627        $101,035
                                                               ========        ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable trade                                       $ 11,414        $  5,675
  Accrued payroll and employee benefits                           5,908           2,983
  Other accrued expenses                                          1,898           2,074
  Customer deposits                                                 474              66
  Accrued income taxes payable                                    1,508             567
  Current portion of long-term debt                                 613             211
                                                               --------        --------
      Total current liabilities                                  21,815          11,576
                                                               --------        --------

LONG-TERM LIABILITIES:
  Long-term debt                                                    203             326
                                                               --------        --------
      Total liabilities                                          22,018          11,902
                                                               --------        --------

STOCKHOLDERS' EQUITY                                            100,609          89,133
                                                               --------        --------
      Total liabilities and stockholders' equity               $122,627        $101,035
                                                               ========        ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     ------------------------
                                                       1999            1998
                                                     --------        --------
                                                    (UNAUDITED)     (UNAUDITED)
SALES                                                $ 51,142        $ 26,292
COST OF SALES                                          28,598          18,317
                                                     --------        --------
   Gross profit                                        22,544           7,975
                                                     --------        --------
OPERATING EXPENSES:
  Research and development                              6,935           5,722
  Sales and marketing                                   4,187           3,255
  General and administrative                            3,715           2,353
  Restructuring charge                                     --           1,000
                                                     --------        --------
   Total operating expenses                            14,837          12,330
                                                     --------        --------
INCOME (LOSS) FROM OPERATIONS                           7,707          (4,355)
OTHER INCOME (EXPENSE)                                  1,131            (214)
                                                     --------        --------
   Net income (loss) before income taxes                8,838          (4,569)
PROVISION (BENEFIT) FOR INCOME TAXES                    3,303          (1,089)
                                                     --------        --------
NET INCOME (LOSS)                                    $  5,535        $ (3,480)
                                                     ========        ========

BASIC EARNINGS (LOSS) PER SHARE                      $   0.20        $  (0.13)
                                                     ========        ========
DILUTED EARNINGS (LOSS) PER SHARE                    $   0.20        $  (0.13)
                                                     ========        ========
BASIC WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                                         27,048          26,585
                                                     ========        ========
DILUTED WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                                         28,318          26,585
                                                     ========        ========


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                       1999              1998
                                                     ---------        ---------
                                                    (UNAUDITED)       (UNAUDITED)
SALES                                                $ 125,385        $ 102,142
COST OF SALES                                           71,450           72,046
                                                     ---------        ---------
   Gross profit                                         53,935           30,096
                                                     ---------        ---------
OPERATING EXPENSES:
  Research and development                              19,545           17,951
  Sales and marketing                                   11,471           10,331
  General and administrative                             9,673            7,980
  Restructuring charge                                      --            1,000
                                                     ---------        ---------
   Total operating expenses                             40,689           37,262
                                                     ---------        ---------
INCOME (LOSS) FROM OPERATIONS                           13,246           (7,166)
OTHER INCOME                                             1,148               13
                                                     ---------        ---------
   Net income (loss) before income taxes                14,394           (7,153)
PROVISION (BENEFIT) FOR INCOME TAXES                     5,555           (1,422)
                                                     ---------        ---------
NET INCOME (LOSS)                                    $   8,839        $  (5,731)
                                                     =========        =========

BASIC EARNINGS (LOSS) PER SHARE                      $    0.33        $   (0.22)
                                                     =========        =========
DILUTED EARNINGS (LOSS) PER SHARE                    $    0.31        $   (0.22)
                                                     =========        =========
BASIC WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                                          26,940           26,536
                                                     =========        =========
DILUTED WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                                          28,172           26,536
                                                     =========        =========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                   1999                1998
                                                                                 ----------         ------------
                                                                                 (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .......................................................        $  8,839         $ (5,731)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities --
     Depreciation and amortization ........................................           5,511            4,886
     Provision for deferred income taxes ..................................            (656)             289
     Amortization of deferred compensation ................................              --               34
     Loss on disposal of property and equipment ...........................               1               39
     Earnings from marketable securities, net .............................            (418)            (544)
     Writedown of stock investment ........................................             200              300
     Changes in operating assets and liabilities --
       Accounts receivable-trade, net .....................................         (21,807)          15,495
       Related parties and other receivables ..............................             235            1,408
       Inventories ........................................................          (2,053)           8,226
       Other current assets ...............................................            (605)            (191)
       Deposits and other .................................................            (303)            (173)
       Demonstration and customer service equipment .......................            (481)            (572)
       Accounts payable, trade ............................................           5,739           (9,269)
       Accrued payroll and employee benefits ..............................           2,925           (1,477)
       Customer deposits and other accrued expenses .......................             232             (584)
       Income taxes payable/receivable ....................................           3,978           (2,734)
                                                                                   --------         --------
          Net cash provided by operating activities .......................           1,337            9,402
                                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities .......................................          (3,000)          (1,000)
  Sale of marketable securities ...........................................           1,928            2,500
  Purchase of stock investment ............................................              --           (1,000)
  Purchase of property and equipment, net .................................          (4,215)          (4,565)
  Acquisition of assets of Fourth State Technology, Inc. ..................              --           (2,500)
                                                                                   --------         --------
          Net cash used in investing activities ...........................          (5,287)          (6,565)
                                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable .............................................           1,358            2,201
  Repayment of notes payable and capital lease obligations ................          (1,079)          (6,616)
  Proceeds from sale of common stock ......................................           2,960              393
  Proceeds from stockholders' notes receivable ............................              --               67
                                                                                   --------         --------
          Net cash provided by (used in) financing activities .............           3,239           (3,955)
                                                                                   --------         --------

EFFECT OF CURRENCY TRANSLATION ON CASH ....................................            (323)            (115)
                                                                                   --------         --------

DECREASE IN CASH AND CASH EQUIVALENTS .....................................          (1,034)          (1,233)
CASH AND CASH EQUIVALENTS, beginning of period ............................          12,295           12,041
                                                                                   --------         --------
CASH AND CASH EQUIVALENTS, end of period ..................................        $ 11,261         $ 10,808
                                                                                   ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ..................................................        $     89         $    240
                                                                                   ========         ========
  Cash paid for income taxes, net .........................................        $  2,048         $  2,320
                                                                                   ========         ========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at September 30, 1999 and December 31, 1998, the results of the Company's operations for the three- and nine-month periods ended September 30, 1999 and 1998, and the results of the Company's cash flows for the nine-month periods ended September 30, 1999 and 1998.

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

    The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined balance sheet, statements of operations and cash flows of RFPP as though it had always been part of the Company. RFPP's year-end was November 30, and therefore, the combined statement of operations for the first nine months of 1998 includes RFPP's results for the three and nine-month periods ended August 31, 1998, and the combined statement of cash flows for the first nine months of 1998 includes RFPP's cash flows for the nine-month period ending August 31, 1998.

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


 (3) ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                     SEPTEMBER 30,     DECEMBER 31,
                                         1999             1998
                                     ------------      -----------
                                     (UNAUDITED)
                                            (IN THOUSANDS)
Domestic                               $ 20,434         $  8,295
Foreign                                  16,769            7,128
Allowance for doubtful accounts            (555)            (582)
                                       --------         --------
Trade accounts receivable              $ 36,648         $ 14,841
Related parties                              --              221
Other                                       528              542
                                       --------         --------
Total accounts receivable              $ 37,176         $ 15,604
                                       ========         ========


(4) INVENTORIES

    Inventories consisted of the following:

                             SEPTEMBER 30,   DECEMBER 31,
                                 1999           1998
                             ------------    -----------
                              (UNAUDITED)
                                   (IN THOUSANDS)
Parts and raw materials        $14,249        $13,212
Work in process                  3,338          1,934
Finished goods                   5,878          6,266
                               -------        -------
Total inventories              $23,465        $21,412
                               =======        =======

(5) STOCKHOLDERS' EQUITY

    Stockholders' equity consisted of the following:

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                    1999              1998
                                                                ------------       -----------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT PAR VALUE)
Common stock, $0.001 par value, 40,000 and 30,000 shares
    authorized; 27,089 and 26,725 shares issued and
    outstanding at September 30, 1999 and December 31,
    1998, respectively                                            $      27         $      27
Additional paid-in capital                                           63,341            60,381
Retained earnings                                                    37,978            29,139
Accumulated other comprehensive loss                                   (737)             (414)
                                                                  ---------         ---------
Total stockholders' equity                                        $ 100,609         $  89,133
                                                                  =========         =========


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

                                                       NINE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                             1999                  1998
                                                       -----------------     -----------------
                                                          (UNAUDITED)          (UNAUDITED)
                                                                   (IN THOUSANDS)
Net income (loss), as reported                               $ 8,839              $(5,731)
Adjustment to arrive at comprehensive net income:
  Cumulative translation adjustment                             (323)                (115)
                                                             -------              -------
Comprehensive net income (loss)                              $ 8,516              $(5,846)
                                                             =======              =======

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

    Derivative Hedging Activities -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activity. SFAS No. 133, as amended by SFAS No. 137 in June 1999, is effective for the Company for all periods in fiscal year 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The Company has not yet evaluated the impact that the adoption of SFAS No. 133 will have on the financial statements.



(7) SUBSEQUENT EVENTS

    Purchase of a majority ownership in Litmas Corporation. - As of September 30, 1999, the Company owned a 36% ownership in the outstanding preferred and common stock of Litmas Corporation ("Litmas"), a North Carolina-based manufacturer of plasma abatement systems and high-density plasma sources for the semiconductor capital equipment industry. The Company paid $1,000,000 for this 36% ownership interest which has a remaining book value of $200,000 at September 30, 1999. On October 1, 1999, the Company acquired an additional 20% ownership in Litmas for $175,000 in cash and 12,791 shares of the Company's common stock, to bring the Company's total ownership of Litmas to 56%. Litmas will now be a consolidated majority owned subsidiary of the Company.

    Public Offerings of Common Stock and Convertible Subordinated Notes -- On November 10, 1999, the Company completed a public offering of one million shares of its common stock at $39 per share. In that offering, six of the Company's stockholders also sold an aggregate of two million shares of the Company's common stock at $39 per share. The selling stockholders have granted the underwriters of that offering an over-allotment option to purchase up to an additional four hundred fifty thousand shares of common stock at $39 per share. The three million four hundred fifty thousand shares subject to the offering, including the over-allotment option, were registered with the Securities and Exchange Commission on a registration statement on Form S-3, which was declared effective on November 4, 1999. Also on November 10, 1999, the Company completed a public offering of $120 million principal amount of 5 1/4% convertible subordinated notes due 2006. The Company has granted the underwriters of that offering an over-allotment option to purchase up to an additional $15 million principal amount of such convertible notes. $115 million principal amount of notes, including the $15 million principal amount of convertible notes subject to the over-allotment option, was registered with the Securities and Exchange Commission on a registration statement on Form S-3, which was declared effective on November 4, 1999. An additional $20 million principal amount of convertible notes was registered on a separate registration statement on Form S-3, which became effective under the rules of the Securities and Exchange Commission on November 5, 1999.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

    Sales for the third quarter of 1999 were $51.1 million, an increase of 95% from third quarter of 1998 sales of $26.3 million. The increase was attributable primarily to semiconductor capital equipment customers in the United States, including the Company's largest customer in that market, and to a lesser extent to increased sales to flat panel display manufacturers in Japan and entertainment data storage manufacturers in Europe.

    From the third quarter of 1998 to the third quarter of 1999, sales to the data storage equipment market increased moderately. Within that industry, sales to the entertainment customer group increased significantly, offsetting a decrease in sales to the computer customer group. Sales to the flat panel display market, predominantly in Japan, were significantly higher than the comparable period last year, while sales to industrial markets were relatively flat.

    Sales for the third quarter of 1999 were up 23% from second quarter of 1999 sales of $41.5 million. This increase was due primarily to higher sales to semiconductor capital equipment manufacturers in the United States, while the other markets the Company serves also showed increases.

    The following tables summarize net sales and percentages of net sales by customer type for the Company for the three-month periods ended September 30, 1999 and 1998:

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------
                                                1999                1998
                                            -----------        -------------
                                                     (IN THOUSANDS)
Semiconductor capital equipment               $32,383              $10,760
Data storage                                    5,878                4,982
Flat panel display                              2,759                  980
Industrial                                      7,241                7,354
Customer service technical support              2,881                2,216
                                              -------              -------
                                              $51,142              $26,292
                                              =======              =======

                                       THREE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------
                                          1999                  1998
                                       ---------             ----------
Semiconductor capital equipment           63.3%                  40.9%
Data storage                              11.5                   19.0
Flat panel display                         5.4                    3.7
Industrial                                14.2                   28.0
Customer service technical support         5.6                    8.4
                                        ------                 ------
                                         100.0%                 100.0%
                                        ======                 ======


    The following tables summarize net sales and percentages of net sales by geographic region for the Company for the three-month periods ended September 30, 1999 and 1998:

                            THREE MONTHS ENDED SEPTEMBER 30,
                            --------------------------------
                                1999                1998
                            -----------          -----------
                                      (IN THOUSANDS)
United States and Canada        $37,135              $17,486
Europe                            8,094                7,004
Asia Pacific                      5,835                1,664
Rest of world                        78                  138
                                -------              -------
                                $51,142              $26,292
                                =======              =======

                            THREE MONTHS ENDED SEPTEMBER 30,
                            --------------------------------
                              1999                    1998
                            ---------               --------
United States and Canada         72.6%                  66.5%
Europe                           15.8                   26.6
Asia Pacific                     11.4                    6.4
Rest of world                     0.2                    0.5
                                -----                  -----
                                100.0%                 100.0%
                                =====                  =====

   Gross Margin

    The Company's gross margin for the third quarter of 1999 was 44.1%, up from 30.3% in the third quarter of 1998. The improvement in gross margin from the third quarter of 1998 to the third quarter of 1999 was due to improved material costs and more favorable absorption of manufacturing overhead from the higher sales base. The Company's gross margin for the third quarter of 1999 was unchanged from 44.1% in the second quarter of 1999.

   Research and Development

    The Company's research and development expenses are incurred researching new technologies, developing new products and improving existing product designs. Research and development expenses for the third quarter of 1999 were $6.9 million, up from $5.7 million in the comparable period in 1998, representing an increase of 21%. The increase was attributable to higher spending for payroll, materials and supplies and purchased services. As a percentage of sales, research and development expenses decreased to 13.6% in the third quarter of 1999 from 21.8% in the third quarter of 1998, reflecting the higher sales base in 1999.

    The Company believes continued research and development investment for development of new products is critical to the Company's ability to serve new and existing markets. Since the Company's inception, research and development costs generally have been internally funded and all have been expensed as incurred.

   Sales and Marketing

    Sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses for the third quarter of 1999 were $4.2 million, up from $3.3 million in the third quarter of 1998, representing an increase of 29%. The increase was attributable to higher spending for payroll, materials and supplies and travel. As a percentage of sales, sales and marketing expenses decreased to 8.2% in the third quarter of 1999 from 12.4% in the third quarter of 1998, reflecting the higher sales base in 1999.

   General and Administrative

    General and administrative expenses support the worldwide financial, administrative, information systems and human resources functions of the Company. General and administrative expenses for the third quarter of 1999 were $3.7 million, up from $2.4 million in the third quarter of 1998, representing an increase of 58%. The increase was attributable to higher payroll, purchased services and travel expenses. As a percentage of sales, general and administrative expenses decreased to 7.3% in the third quarter of 1999 from 8.9% in the third quarter of 1998, reflecting the higher sales base in 1999.

   One-time Charges

    In August 1998, the Company announced a restructuring plan to respond to the downturn in the semiconductor capital equipment market. The plan included a reduction of workforce of 128 people, the closure of one facility in the Company's Fort Collins, Colorado campus, and the abandonment of plans to construct a new manufacturing facility in Fort Collins. Other reductions in workforce at the Voorhees facility were effected during 1998. The Company took a one-time charge of $1.0 million for the restructuring in the third quarter of 1998. There were no one-time charges in the third quarter of 1999.

   Other Income (Expense)

    Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses, and other non-operating expenses. Other income for the third quarter of 1999 was $1.1 million, attributable primarily to $1.0 million of foreign currency gain. In the comparable period in 1998, other expense was $214,000.

    The Company has experienced fluctuations in foreign currency exchange rates, particularly against the Japanese yen. Beginning in 1997, the Company entered into various forward foreign exchange contracts as a hedge against currency fluctuations in the yen. The Company will continue to evaluate various methods to minimize the effects of currency fluctuations.

   Provision for Income Taxes

    The Company had an income tax provision of $3.3 million for the third quarter of 1999, compared to an income tax benefit of $1.1 million for the third quarter of 1998. The estimated effective tax rate for the third quarter of 1999 was 37.4%, compared to an effective income tax benefit rate of 23.8% for the third quarter of 1998. The higher effective consolidated tax rate for the third quarter of 1999 was attributed to losses recorded at the Company's Advanced Energy Voorhees, Inc. and Advanced Energy Japan K.K. subsidiaries in the third quarter of 1998 for which minimal tax benefit was recorded, and a greater share of the Company's taxable income derived from countries with higher effective tax rates. The Company adjusts its provision rates for income taxes periodically, based upon the anticipated tax status of all of its foreign and domestic entities.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

   Sales

    Sales for the first nine months of 1999 were $125.4 million, an increase of 23% from sales of $102.1 million in the first nine months of 1998. The increase was attributable to an increase in sales to semiconductor capital equipment customers, which was partially offset by decreases in sales to customers in industrial markets.

    The following tables summarize net sales and percentages of net sales by customer type for the Company for the nine-month periods ended September 30, 1999 and 1998:

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------
                                           1999                   1998
                                         --------               --------
                                                  (IN THOUSANDS)
Semiconductor capital equipment          $ 76,237               $ 51,580
Data storage                               14,918                 14,142
Flat panel display                          6,318                  4,749
Industrial                                 20,986                 26,235
Customer service technical support          6,926                  5,436
                                         --------               --------
                                         $125,385               $102,142
                                         ========               ========

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------
                                           1999                   1998
                                         --------               --------
Semiconductor capital equipment            60.8%                    50.5%
Data storage                               11.9                     13.9
Flat panel display                          5.0                      4.6
Industrial                                 16.8                     25.7
Customer service technical support          5.5                      5.3
                                          -----                    -----
                                          100.0%                   100.0%
                                          =====                    =====

    The following tables summarize net sales and percentages of net sales by geographic region for the Company for the nine-month periods ended September 30, 1999 and 1998:

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------
                                           1999                   1998
                                         --------               --------
                                                  (IN THOUSANDS)
United States and Canada                 $ 90,588               $ 74,567
Europe                                     20,065                 19,839
Asia Pacific                               14,292                  7,378
Rest of world                                 440                    358
                                         --------               --------
                                         $125,385               $102,142
                                         ========               ========

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------
                                           1999                   1998
                                         --------               --------
United States and Canada                     72.2%                  73.0%
Europe                                       16.0                   19.4
Asia Pacific                                 11.4                    7.2
Rest of world                                 0.4                    0.4
                                            -----                  -----
                                            100.0%                 100.0%
                                            =====                  =====

    Gross Margin

    The Company's gross margin for the first nine months of 1999 was 43.0%, up from 29.5% in the comparable period in 1998. The improvement in gross margin was primarily a result of the Company's efforts to reduce material costs and a more favorable absorption of manufacturing overhead costs from the higher sales base.

   Research and Development

    Research and development expenses for the first nine months of 1999 were $19.5 million, up from $18.0 million in the comparable period in 1998, representing an increase of 9%. This increase was attributable to higher spending for materials and supplies, payroll and travel. As a percentage of sales, research and development expenses decreased to 15.6% in the first nine months of 1999 from 17.6% in the comparable period of 1998.

   Sales and Marketing

    Sales and marketing expenses for the first nine months of 1999 were $11.5 million, up from $10.3 million in the comparable period in 1998, representing an increase of 11%. This increase was attributable to higher spending for payroll, materials and supplies and travel. As a percentage of sales, sales and marketing expenses decreased to 9.1% in the first nine months of 1999 from 10.1% in the comparable period of 1998.

   General and Administrative

    General and administrative expenses for the first nine months of 1999 were $9.7 million, up from $8.0 million in the comparable period in 1998, representing an increase of 21%. This increase was attributable to higher payroll, travel, and the effect of goodwill amortization of the acquisition of assets of FST, which were acquired in September 1998. As a percentage of sales, general and administrative expenses decreased slightly to 7.7% in the first nine months of 1999 from 7.8% in the comparable period of 1998.

   One-time Charges

    The Company took a one-time charge of $1.0 million for the restructuring in the first nine months of 1998. These charges related to a reduction in workforce of 128 people and the closure of one facility in the Company's Fort Collins, Colorado campus, and the abandonment of plans to construct a new manufacturing facility in Fort Collins.

   Other Income

    Other income for the first nine months of 1999 was $1.1 million, attributable primarily to $0.9 million of foreign currency gain. In the comparable period in 1998, other income was $13,000.

   Provision for Income Taxes

    The income tax provision was $5.6 million for the first nine months of 1999, compared to an income tax benefit of $1.4 million for the first nine months of 1998. The estimated effective tax rate was 38.6% for the first nine months of 1999 compared to an effective income tax benefit rate of 19.9% for the first nine months of 1998. The higher effective consolidated tax rate for the first nine months of 1999 was attributed to losses recorded at the Company's Advanced Energy Voorhees, Inc. and Advanced Energy Japan K.K. subsidiaries during the first nine months of 1998 for which minimal tax benefit was recorded and a greater share of the Company's taxable income derived from countries with higher effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations, acquired equipment and met its working capital requirements through borrowings under its revolving line of credit, long-term loans secured by property and equipment, cash flow from operations and proceeds from equity offerings.

    Operating activities provided cash of $1.3 million in the first nine months of 1999, primarily as a result of net income, depreciation and amortization, increases in accounts payable and increased accruals for payroll, employee benefits and income taxes, offset by increases in accounts receivable and inventories. In the comparable period in 1998, operating activities provided cash of $9.4 million, primarily as a result of depreciation and amortization and decreases in accounts receivable and inventories, offset by the net loss, decreases in accounts payable and decreased accruals for payroll, employee benefits and income taxes. As previously mentioned, sales in the third quarter of 1999 increased 95% over the same quarter in 1998, resulting in a much higher level of accounts receivable as of September 30, 1999, which had the effect of substantially reducing operating cash flow during the nine-month period ended September 30, 1999. The Company expects future receivable and inventory balances to fluctuate with net sales. The Company provides just-in-time deliveries to certain of its customers and may be required, under certain contracts or agreements, to maintain minimum levels of inventory to satisfy its customers' delivery requirements. Any increase of such inventory levels will require the use of cash to finance the inventory.

    Investing activities used cash of $5.3 million in the first nine months of 1999, and included the purchase of property and equipment for $4.2 million and $1.1 million of net purchases of marketable securities. Investing activities used cash of $6.6 million in the first nine months of 1998, and included the purchase of property and equipment for $4.6 million, the acquisition of assets of Fourth State Technology, Inc. for $2.5 million and the purchase of a stock investment in a start-up company for $1.0 million, offset by net sales of $1.5 million of marketable securities.

    Financing activities in the first nine months of 1999 provided cash of $3.2 million and consisted primarily of proceeds from the exercise of employee stock options and sale of common stock through the Company's employee stock purchase plan ("ESPP") of $3.0 million and net increases in notes payable and capital lease obligations of $279,000. Financing activities in the comparable period in 1998 used cash of $4.0 million and consisted primarily of the net payment of notes payable and capital lease obligations of $4.4 million, partially offset by proceeds from the exercise of employee stock options and sale of common stock through the Company's ESPP of $0.4 million.

    The Company plans to spend approximately $6.0 million through the remainder of 1999 and first nine months of 2000 for the acquisition of manufacturing and test equipment and furnishings. Further, the Company continues to implement its management systems software, including the replacement of existing systems in its domestic and foreign locations. The Company expects to continue to implement its management system software through the year 2000.

    As of September 30, 1999, the Company had working capital of $74.1 million. The Company's sources of available funds as of September 30, 1999 consisted of $11.3 million of cash and cash equivalents, $17.3 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit, of which none was outstanding as of September 30, 1999. Advances under the revolving line of credit bear interest at either the prime rate (8.25% at October 31, 1999) minus 1.25% or the LIBOR 360-day rate (6.2500% at October 31, 1999) plus 150 basis points, at the Company's option. All advances under the revolving line of credit will be due and payable on December 7, 2000. Indebtedness of up to $10 million may be converted into a 3-year term loan prior to that date.

    The Company believes that its cash and cash equivalents, marketable securities, cash flow from operations and available borrowings, including the recent public offerings of common stock and convertible subordinated notes, will be sufficient to meet the Company's working capital needs for the next twelve months. From time to time, the Company may raise capital through additional equity or debt financing in order to take advantage of favorable market conditions or to fund material capital equipment purchases or desired expansion. The Company has considered, and will continue to consider, possible acquisitions of businesses or entities which the Company believes could create synergies or opportunities for the Company. On October 1, 1999, the Company acquired a controlling interest in Litmas Corporation, in which it previously owned a minority interest. No agreement or understanding with respect to any other future acquisition has been reached. If the Company were to undertake one or more acquisitions, the Company may require additional funds, which may be provided by the sale of equity or debt securities. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to the Company.


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

    The Company has developed a multi-phase program for Year 2000 information systems compliance that consists of the following:

      o Assessment of the Company's corporate systems and operations that could be affected by the Year 2000 problem;

      o     Remediation of non-compliant systems and components; and

      o     Testing of systems and components following remediation.

    The Company has focused its Year 2000 review on three areas:

      o     information technology (IT) system applications;

      o non-IT systems, including engineering and manufacturing applications; and

      o     relationships with third parties.

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

    Following completion of the assessment phase, the Year 2000 team identified those non-compliant systems that it considers "mission critical." Remediation and testing of the mission critical IT systems have been completed. During the third quarter of 1999, the Company completed remediation and testing of:

      o   mission critical IT systems at the Fridley facility;

      o   mission critical non-IT systems at all of its facilities; and

      o   non-compliant systems that are not mission critical.


    The Company is examining its relationships with third parties whose Year 2000 compliance could have a material effect on its operations. The Company considers third party suppliers and customers to pose its greatest Year 2000 risk because the failure of these persons to become Year 2000 compliant in a timely manner, if at all, could result in the Company's inability to obtain components in a timely manner, reductions in the quality of components obtained, reductions, delays or cancellations of customer orders or delays in payments by customers for products shipped. In addition, conversions by third parties to become Year 2000 compliant might not be compatible with the Company's systems. Any or all of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has circulated questionnaires to, and has actively solicited feedback from, its significant suppliers and customers with respect to their Year 2000 compliance programs and status. Based on the results of these efforts, the Company believes that its principal customers and all of its key suppliers are either Year 2000 compliant or are implementing plans to become Year 2000 compliant in a timely manner. The Company continues to pursue additional information about its suppliers' and customers' Year 2000 readiness in order to assess the risks involved in relying on them.

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

    Although the Company is continuing to assess Year 2000 costs, to date the Company has not incurred material costs related to its Year 2000 program, and the Company does not expect the costs associated with its Year 2000 projects to have a material effect on its financial results. The Company expects to spend less than five percent of its total annual IT budget on Year 2000 costs. The Company has not identified any IT projects that have been deferred due to its Year 2000 efforts. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs or time that may be incurred as a result of any suppliers' or customers' failures to become Year 2000 compliant on a timely basis. In addition, we cannot predict whether any litigation will be brought against the Company as a result of any supplier's or customer's failure to become Year 2000 compliant on a timely basis or claiming that the Company's products are not Year 2000 compliant or otherwise. The Company believes that its products are Year 2000 ready.

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

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK

INTEREST RATE RISK

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company generally does not use derivative financial instruments in connection with its investment portfolio. The Company generally places its investments with high credit quality issuers, by policy is averse to principal loss and seeks to protect and preserve its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 1999, the Company's investments consisted of equities, municipal bonds and notes, and mutual funds. The Company has invested in a start-up company and may in the future make additional investments in start-up companies that develop products which the Company believes may provide future benefits. The current start-up investment and any future start-up investments will be subject to all of the risks inherent in investing in companies that are not established.

    The Company's interest expense is sensitive to changes in the general level of U.S. interest rates with respect to its bank facility of which no balance was outstanding as of September 30, 1999. The Company's other debt is fixed rate in nature and mitigates the impact of fluctuations in interest rates. The fair value of the Company's debt approximates the carrying amount at September 30, 1999. Management believes the potential effects of near-term changes in interest rates on the Company's debt is not material.

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

    Several European countries have adopted, and others are expected to adopt, a Single European Currency (the "euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. As of November 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies and the euro. For three years after the introduction of the euro, the participating countries can perform financial transactions in either the euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the euro (and the participating countries' currencies in tandem) will continue to float freely against the U.S. dollar and other currencies of non-participating countries. While the Company does not expect the introduction of the euro currency to have a significant impact on the Company's revenues or results of operations, the Company is unable to determine what effects, if any, the currency change in Europe will have on competition and competitive pricing in the affected regions.

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

         3.1 The Company's Restated Certificate of Incorporation, as amended(10)

         3.2   The Company's By-laws(2)

         4.1   Form of Specimen Certificate for the Company's Common
               Stock(2)

         4.2 Indenture dated November 1, 1999 between State Street Bank and Trust Company of California, N.A., as trustee, and the Company (including form of 5 1/4% Convertible Subordinated Note due
               2006)(3)

         4.3 The Company hereby agrees to furnish to the SEC, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Company. None of such instruments not included as exhibits herein represents long-term debt in excess of 10% of the consolidated total assets of the Company.

       10.1 Comprehensive Supplier Agreement, dated May 18, 1998, between Applied Materials Inc. and the Company(1)+

       10.2 Purchase Order and Sales Agreement, dated July 1, 1993, amended September 16, 1995 between Lam Research Corporation and the Company(2)+

       10.3 Purchase Agreement, dated November 1, 1995, between Eaton Corporation and the Company(4)+

       10.4 Loan and Security Agreement, dated August 15, 1997, among Silicon Valley Bank, Bank of Hawaii and the Company(5)

       10.5 Loan Agreement dated December 8, 1997, by and among Silicon Valley Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower(6)

       10.6 Lease, dated June 12, 1984, amended June 11, 1992, between Prospect Park East Partnership and the Company for property in Fort Collins, Colorado(2)

       10.7 Lease, dated March 14, 1994, as amended, between Sharp Point Properties, L.L.C., and the Company for property in Fort Collins, Colorado(2)

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

       10.11 Employment Agreement, dated June 1, 1998, between RF Power Products, Inc., and Joseph Stach(9)

       10.12   1995 Stock Option Plan, as amended and restated(9)*

       10.13   1995 Non-Employee Directors' Stock Option Plan(9)*

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

       10.17 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas(1)

       10.18 Lease, dated April 15, 1998, between Cameron Technology Investors, Ltd., and the Company for property in Austin, Texas(1)

       27.1 Financial Data Schedule for the nine-month period ended September 30, 1999.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

---------------


         (1) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-26966), filed August 7, 1998.

         (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

         (3) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-87455), filed September 21, 1999, as amended.

         (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26966), filed March 28, 1996, as amended.

         (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

         (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26966), filed March 24, 1998.

         (7) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 0-20229), filed February 25, 1997.

         (8) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.

         (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-26966), filed March 24, 1999.

        (10) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-26966), filed July 28, 1999.


         *   Compensation Plan

         + Confidential treatment has been granted for portions of this agreement.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ADVANCED ENERGY INDUSTRIES, INC.


                        /s/ Richard P. Beck
                        --------------------------------------
                        Richard P. Beck
                        Senior Vice President, Chief           November 12, 1999
                        Financial Officer, Assistant Secretary
                        and Director (Principal Financial Officer
                        and Principal Accounting Officer)

                                  EXHIBIT INDEX

           Exhibit No.      Description
          -----------       -----------
              2.1           Agreement and Plan of Reorganization, dated as of
                            June 1, 1998, by and among the Company, Warpspeed,
                            Inc., a wholly owned subsidiary of the Company, and
                            RF Power Products, Inc.(1)

              3.1 The Company's Restated Certificate of Incorporation, as amended(10)

              3.2           The Company's By-laws(2)

              4.1           Form of Specimen Certificate for the Company's
                            Common Stock(2)

              4.2           Indenture dated November 1, 1999 between State
                            Street Bank and Trust Company of California, N.A., as trustee, and the Company (including form of 5 1/4% Convertible Subordinated Note due 2006)(3)

              4.3 The Company hereby agrees to furnish to the SEC, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Company. None of such instruments not included as exhibits herein represents long-term debt in excess of 10% of the consolidated total assets of the Company.

              10.1          Comprehensive Supplier Agreement, dated May 18,
                            1998, between Applied Materials Inc. and the
                            Company(1)+

              10.2          Purchase Order and Sales Agreement, dated July 1,
                            1993, amended September 16, 1995 between Lam
                            Research Corporation and the Company(2)+

              10.3          Purchase Agreement, dated November 1, 1995, between
                            Eaton Corporation and the Company(4)+

              10.4 Loan and Security Agreement, dated August 15, 1997, among Silicon Valley Bank, Bank of Hawaii and the
                            Company(5)

              10.5          Loan Agreement dated December 8, 1997, by and among
                            Silicon Valley Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower(6)

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

              10.10         Form of Indemnification Agreement(2)

              10.11         Employment Agreement, dated June 1, 1998, between RF
                            Power Products, Inc., and Joseph Stach(9)

              10.12         1995 Stock Option Plan, as amended and restated(9)*

              10.13         1995 Non-Employee Directors' Stock Option Plan(9)*

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

              27.1 Financial Data Schedule for the nine-month period ended September 30, 1999.

---------------


         (1) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-26966), filed August 7, 1998.

         (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

         (3) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-87455), filed September 21, 1999, as amended.

         (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26966), filed March 28, 1996, as amended.

         (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

         (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26966), filed March 24, 1998.

         (7) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 0-20229), filed February 25, 1997.

         (8) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.

         (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-26966), filed March 24, 1999.

        (10) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-26966), filed July 28, 1999.


         *   Compensation Plan

         + Confidential treatment has been granted for portions of this agreement.