Form 10-K
period 1999-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2000-03-20
CIK 927003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended December 31, 1999.

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

As of February 29, 2000, there were 28,456,816 shares of the Registrant's Common Stock outstanding and the aggregate market value of such stock held by non-affiliates of the Registrant was $1,174,584,105.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 10, 2000 are incorporated by reference into Part III of this Form 10-K.

                        ADVANCED ENERGY INDUSTRIES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

PART I
    ITEM 1.       BUSINESS                                                       4
                  EXECUTIVE OFFICERS OF THE REGISTRANT                          29
    ITEM 2.       PROPERTIES                                                    30
    ITEM 3.       LEGAL PROCEEDINGS                                             30
    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS                                                     30

PART II
    ITEM 5.       MARKET PRICE FOR REGISTRANT'S COMMON STOCK AND
                     RELATED STOCKHOLDER MATTERS                                31
    ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA                          32
    ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                        33
    ITEM 7.A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK                                               46
    ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   47
    ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURES                                                 68

PART III
    ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT            69
    ITEM 11.      EXECUTIVE COMPENSATION                                        69
    ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT                                             69
    ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                69

PART IV
    ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                     ON FORM 8-K                                                70

PART I

ITEM 1.  BUSINESS

    GENERAL

    We design, manufacture and support power conversion and control systems. These systems are important components in industrial manufacturing equipment that modifies surfaces or deposits or etches thin film layers on computer chips, CDs, flat panel displays such as computer screens, DVDs, windows, eyeglasses, solar panels and other products. Our systems refine, modify and control the raw electrical power from a utility and convert it into power that is uniform and predictable. This allows manufacturing equipment to produce and deposit very thin films at an even thickness on a mass scale.

    We market and sell our systems primarily to large, original equipment manufacturers of semiconductor, flat panel display, data storage and other industrial thin film manufacturing equipment. We have sold our systems worldwide to more than 100 OEMs and directly to more than 500 end-users. Our principal customers include Applied Materials, Balzers, Eaton, Lam Research, Novellus, Singulus and ULVAC.

    We seek to expand our product offerings and customer base. In August 1997 we acquired Tower Electronics, Inc. This acquisition expanded our technology and customer base, and provided us with the capability to design and manufacture power conversion systems for use in modems, non-impact printers, night vision goggles and laser devices. Representative customers of these systems include U.S. Robotics, Videojet Systems International and ITT.

    We achieved another step with additional technology and new market penetration in September 1998 when we acquired the assets of Fourth State Technology, Inc. This acquisition provided us with the capability to design and manufacture power-related process control systems used to monitor and analyze data in thin film processes.

    In October 1998 we acquired RF Power Products, Inc., which designs, manufactures and markets radio frequency (RF) power conversion and control systems consisting of generators and matching networks. This acquisition expanded our existing product line of RF generators and matching networks. Generators provide radio frequency power and matching networks provide the power flow control to our customers' equipment. We sell these products principally to semiconductor capital equipment manufacturers. We also sell similar systems to capital equipment manufacturers in the flat panel display and thin film disk media industries. We continue to explore applications for these products in other industries.

    In October 1999 we further expanded our range of product offerings when we acquired a majority ownership in LITMAS, in which we had previously held a minority interest. LITMAS is a manufacturer of plasma gas abatement systems and high-density plasma sources for the semiconductor capital equipment industry.

    Since inception we have sold over 175,000 power conversion and control systems. Sales to customers in the semiconductor capital equipment industry constituted 49% of our sales in 1998 and 61% in 1999. We sell our systems primarily through direct sales personnel to customers in the United States, Europe and Asia, and through distributors and representatives in Australia, China, Hong Kong, India, Israel, Italy, Mexico, Singapore, Sweden and Turkey. International sales represented 28% of our sales in 1998 and 29% in 1999.

DEVELOPMENT OF COMPANY BUSINESS

    We incorporated in Colorado in 1981 and reincorporated in Delaware in 1995. In 1995 we effected the initial public offering of our Common Stock. As used in this Form 10-K, references to "Advanced Energy" refer to Advanced Energy Industries, Inc. and references to "we", "us", or "our" refer to Advanced Energy and its consolidated subsidiaries. Our principal executive offices are located at 1625 Sharp Point Drive, Fort Collins, Colorado 80525, and our telephone number is 970-221-4670.

PRODUCTS

    Our switchmode power conversion and control systems have enabled our customers to develop new plasma-based processing applications. In 1982 we introduced our first low-frequency switchmode power conversion and control system specifically designed for use in plasma processes. In 1983 we introduced our first direct current (DC) system designed for use in physical vapor deposition (PVD) applications. This DC system is a compact, cost-effective power solution, which greatly reduces stored energy, a major limitation in PVD systems. In 1989 we introduced tuners used to match the characteristics of the plasma with the RF generators. We carried this theme further in 1995 when we introduced the Pinnacle series of DC systems. In 1990 we introduced the first switchmode RF power conversion and control systems for use in semiconductor etch applications. This product line achieved significant design wins because of its smaller size and its ability to provide more precise control. In 1998 we developed the APEX series of RF systems, which use new technology to further reduce size and extend the frequency and power range of our RF product line. We introduced a family of accessories for the DC product line in 1993. These pulsed DC products provided major improvements in arc prevention and suppression. We are currently extending the power range of our systems to much higher power levels to enable them to supply products for emerging industrial applications. The products in these product families range in price from $1,500 to $170,000, with an average price of approximately $9,200.

    The acquisition of the assets of MIK Physics, Inc. in 1997 provided the base technology for our recently introduced Astral products, which are high-power DC systems used in PVD process equipment. As part of this acquisition, several technologists familiar with ion sources joined us and, together with a technology transfer agreement, provided us with an initial design of ion sources suitable for cleaning, deposition and etching processes at sub-atmospheric pressures. These products are useful in industrial applications and in the data storage area.

    The acquisition of Tower in 1997 expanded our product line to include low-power DC power conversion systems for use in telecommunications and other industrial applications. These power conversion systems range in power from 50 watts to 600 watts and have an average selling price of approximately $500.

    The acquisition of RF Power Products in 1998 expanded our product line of RF generators and matching networks. Solid-state generators are presently available for power requirements of up to 5,000 watts and are sold primarily to capital equipment manufacturers in the semiconductor equipment, flat panel display, thin film and analytical equipment markets. Tube-type generators are available at power levels from 10,000 to 30,000 watts and are sold primarily to capital equipment manufacturers in the thin film head manufacturing market. RF matching networks are systems composed primarily of variable inductors and capacitors with application-specific circuits that can be designed to a customer's specific power requirements. Our RF generators and matching networks have average selling prices similar to our DC products.

    The acquisition of Fourth State Technology in 1998 enhanced our capability to design and manufacture RF power-related process control systems used to monitor and analyze data in thin film processes. This technology also is enabling us to develop power conversion and control systems that incorporate advanced measurement and control systems.

    The acquisition of a majority interest in LITMAS in 1999 expanded our product line to include plasma abatement systems and high-density plasma sources. We market these products to semiconductor capital equipment manufacturers.

    The following chart sets forth our principal product lines and related basic information:

------------------------------------------------------------------------------------------------------------
                          PRODUCT                                POWER/CURRENT           MAJOR PROCESS
                          PLATFORM          DESCRIPTION              LEVEL               APPLICATIONS
------------------------------------------------------------------------------------------------------------
                      MDX              Power control and      500W-80kW             PVD
       DIRECT                          conversion system                            o Metal sputtering
                                                                                    o Reactive sputtering
                      ---------------- ---------------------- --------------------- ------------------------
      CURRENT         MDX II           Power control and      15kW-120kW            PVD
                                       conversion system                            o Metal sputtering
      PRODUCTS                                                                      o Reactive sputtering
                      ---------------- ---------------------- --------------------- ------------------------
                      Pinnacle(TM)     Power control and      6kW-120kW             PVD
                                       conversion
                                       system                                       o Metal sputtering
                                                                                    o Reactive sputtering
                      ---------------- ---------------------- --------------------- ------------------------
                      Pinnacle(TM)     Pulsed power control   6kW                   PVD
                      Plus             and
                                       conversion system                            o Metal sputtering
                                                                                    o Reactive sputtering
                      ---------------- ---------------------- --------------------- ------------------------
                      Sparc-le(R)      Arc management         1kW-60kW              For use with MDX
                                       accessory                                    systems - permits
                                                                                    precise control of
                                                                                    reactive sputtering of
                                                                                    insulating films
                      ---------------- ---------------------- --------------------- ------------------------
                      E-Chuck          Electrostatic chuck    <100W                 General wafer handling
                                       power system                                 in semiconductor PVD,
                                                                                    CVD, and etch
                                                                                    applications
------------------------------------------------------------------------------------------------------------
                      Astral(TM)       Pulsed DC power        20kW, 120kW, 200kW    PVD
     HIGH-POWER                        system                                       o Reactive sputtering
                      ---------------- ---------------------- --------------------- ------------------------
                      Crystal(TM)      Mid-frequency power    180kW                 PVD
      PRODUCTS                         control and                                  CVD
                                       conversion system                            Reactive sputtering
                                                                                    Dual magnetron
                                                                                    sputtering
------------------------------------------------------------------------------------------------------------
                      PE and PE-II     Low frequency          1.25kW-30kW           CVD
    LOW AND MID-                       power control and                            PVD
                                       conversion system                            o Reactive sputtering
     FREQUENCY                                                                      Surface modification
                      ---------------- ---------------------- --------------------- ------------------------
                      PD               Mid-frequency          1.25kW-8kW            CVD
      PRODUCTS                         power control and                            PVD
                                       conversion system                            o Reactive sputtering
                                                                                    Surface modification
                      ---------------- ---------------------- --------------------- ------------------------
                      LF               Low frequency          500W-1kW              Etch
                                       power control and                            PVD
                                       conversion system
------------------------------------------------------------------------------------------------------------
                      HFV              Power control and      3kW-8kW               PVD
                                       conversion system                            Etch
                      ---------------- ---------------------- --------------------- ------------------------
       RADIO          RFX              Power control and      600W                  General R&D
                                       conversion system
                      ---------------- ---------------------- --------------------- ------------------------
     FREQUENCY        RFG              Power control and      600W-5.5kW            Etch
                                       conversion system                            CVD
                      ---------------- ---------------------- --------------------- ------------------------
      PRODUCTS        RFXII            Power control and      600W-5.5kW            Etch
                                       conversion system                            CVD
                      ---------------- ---------------------- --------------------- ------------------------
                      APEX(TM)         Power control and      1kW-10kW              Etch
                                       conversion system                            CVD
                      ---------------- ---------------------- --------------------- ------------------------
                      AZX, VZX,        Tuner                  100W-5kW              Impedance matching
                      SwitchMatch(TM)                                                 network
                      ---------------- ---------------------- --------------------- ------------------------
                      RF               Power control and      500W-3kW              Etch
                                       conversion system                            CVD
                      ---------------- ---------------------- --------------------- ------------------------
                      Hercules(TM)     Power control and      10kW-30kW             PVD
                                       conversion system
                      ---------------- ---------------------- --------------------- ------------------------
                      Atlas(TM)        Power control and      1.5kW-5kW             Etch
                                       conversion system
                      ---------------- ---------------------- --------------------- ------------------------
                      Mercury(TM)      Tuner                  500W-10kW             Impedance matching
                                                                                    network
                      ---------------- ---------------------- --------------------- ------------------------
                      FTMS(TM)         Tuner                  2kW-5kW               Impedance matching
                                                                                    network
------------------------------------------------------------------------------------------------------------
                      12cm             Round ion beam source  1.5kW-2.0kW           Magnetic media
  ION BEAM SOURCES    multi-cell ion                                                DLC deposition
                      beam source                                                   Optical ion assist
                      ---------------- ---------------------- --------------------- ------------------------
      PRODUCTS        Linear ion       38cm, 65cm, 94cm       1.0kW-3.0kW           Architectural glass
                      beam sources                                                  Flat panel displays -
                                                                                    pre-cleaning
                                                                                    Ion assist deposition
                      ---------------- ---------------------- --------------------- ------------------------
                      Inductively      3kW linear ICP         3kW                   Enhanced reactive
                      coupled plasma                                                deposition
                      source (ICP -                                                 Low energy CVD
                      3)                                                            Low energy cleaning
------------------------------------------------------------------------------------------------------------
                      Gen-Cal(TM)      RF power measurement   50W-3kW               Generator diagnostic
                                                                                    tool
                      ---------------- ---------------------- --------------------- ------------------------
       OTHER          RF-EP            RF probe               50W-5kW               End-point detection
                                                                                    system
                      ---------------- ---------------------- --------------------- ------------------------
                      Z-Scan(TM)       RF probe               50W-5kW               Impedance measurement
                                                                                    tool
                      ---------------- ---------------------- --------------------- ------------------------
      PRODUCTS        RF-MS            RF metrology system    5W-5kW                Plasma diagnostic tool
                      ---------------- ---------------------- --------------------- ------------------------
                      ID               Ion-beam conversion    500W-5kW              Ion-beam deposition
                                       and control system                           Ion implantation
                                                                                    Ion-beam
                                                                                    etching/milling
                      ---------------- ---------------------- --------------------- ------------------------
                      E'Wave(TM)       Bipolar                400W-8kW              Electroplating copper
                                       electroplating                               onto a
                                                                                    wafer
------------------------------------------------------------------------------------------------------------

DIRECT CURRENT PRODUCTS

    THE MDX SERIES. We introduced our MDX series of products in 1983. These products are most commonly used as DC power supplies for PVD sputtering where precise control, superior arc prevention and suppression and low stored energy characteristics are required. They are also used as bias supplies for RF sputtering, tool coating and some etching systems. The MDX series consists of six different product lines that provide a range of power levels from 500W to 120kW. Our second generation product, the MDX II, was introduced in 1991 to support higher power levels, to provide wider output range, and to meet strict European regulatory requirements. A model in the MDX series, the MDX-L, was designed for especially high reliability and was introduced in 1992.

    THE PINNACLE(TM) PLATFORM. The Pinnacle platform, introduced in 1995, is the most recent platform in the DC product line. We developed the Pinnacle primarily for use in DC PVD sputtering processes, and it provides substantial improvements in arc prevention, arc suppression capability, reduced size, higher precision and expanded control capability. The low stored energy of Pinnacle, a basic feature of our DC power conversion equipment, is the lowest ever achieved in a switchmode power supply, and is due to the patented basic circuit topology.

    THE PINNACLE(TM) PLUS PLATFORM. This platform, introduced in 1999, is a pulsed DC power system designed principally for use in reactive sputtering to produce insulating films. It is capable of producing 6kW of power in short pulses at frequencies up to 350kHz, for virtual elimination of arcing in difficult processes.

    SPARC-LE(R) ACCESSORIES. Our Sparc-le line of DC accessories, introduced in 1993, is designed both to reduce the number of arcs that occur in plasma-based processes and to reduce the energy delivered if arcs do occur. The Sparc-le accessories are especially effective in applications involving the deposition of insulating materials where the reaction between the plasma and target is likely to produce more severe arc conditions. The Sparc-le accessories are most commonly used with the MDX product lines.

    ELECTROSTATIC CHUCK POWER SYSTEMS. We designed this system of power conversion units for a specific customer for use in wafer handling systems for the semiconductor fabrication market. The electrostatic chuck is a device that uses electric fields to hold or "chuck" a wafer in a vacuum environment without mechanical holding force. This permits more gentle handling of the wafer and simultaneous heating or cooling of the wafer during processing. When our power system applies voltage to the wafer, electric fields are created which hold the wafer in position. Exact control and careful ramping of the voltage permits the wafer to be picked and placed with precision. The system permits multiple power units to be held in a single chassis for ease of integration into the customer's system.

   HIGH-POWER PRODUCTS

    These products are designed for use in heavy industrial processes such as architectural glass and other large area coating applications.

    ASTRAL(TM) PRODUCTS. The Astral products, made in 20kW, 120kW and 200kW versions, offer a new technology, called "current pulsed dual magnetron sputtering." These units are used for development of coatings for CRT and flat panel displays, automotive applications and new types of glass coatings.

    CRYSTAL(TM). The Crystal 180kW power conversion unit was developed for use in industrial PVD applications such as architectural glass coating, but is also useful in PECVD (Plasma Enhanced Chemical Vapor Deposition). The latter may be used for deposition of oxygen- and water-vapor-barrier coatings on films used in food packaging. In PVD the unit is typically used as a powering source for a pair of magnetron sputtering sources in the "dual" configuration in a reactive sputtering system.

   LOW AND MID-FREQUENCY PRODUCTS

    THE PE AND PD SERIES. We introduced the PE low frequency power systems in 1982. The PE series systems are air cooled and primarily intended for use in certain PVD, CVD and industrial surface modification applications, including dual cathode sputtering and printed circuit board de-smearing. The PE series systems range in frequency from 25kHz to 100kHz. The PE-II systems are water cooled and produce 10kW at 40kHz. The PD series of mid-frequency power conversion and control systems, introduced in 1990, represented significant technological advancements by applying switchmode techniques to higher frequencies. The water-cooled PD systems are used primarily in semiconductor etch and CVD applications. The PD series range in frequency from 275kHz to 400kHz. Both the PE and PD series systems have cost-effective single-stage power generation, and include systems with pulsed power technology.

    LF GENERATORS. The LF low-frequency generators were introduced to us as a result of the acquisition of RF Power Products. The LF-5 is a 500W unit and the LF-10 is a 1kW unit. Both of these units are variable-frequency, microprocessor-controlled systems. With a frequency range extending from 50kHz to 460kHz, these generators are a good complement to the PD and PE series.

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

    THE RF SERIES. The RFX system is a 13.56MHz, 600W, air-cooled platform introduced in 1985. This low-power system is used primarily in research and development applications. The RFG and RFXII, introduced in the early 1990s, are water-cooled power conversion and control systems utilizing a hybrid switchmode technology. The RFG and RFXII systems operate at frequencies ranging from 4MHz to 13.56MHz. These systems were the first fully switchmode RF designs. These RF systems are most commonly used in semiconductor processes, including RF sputtering, plasma etching/deposition and reactive ion etching applications.

    During 1998 we developed the APEX series of power control and conversion systems, which have the highest power density ever produced at radio frequencies. One APEX unit produces 10kW at 13.56MHz in a 5-1/4 inch rack mount enclosure. Another APEX unit produces 5.5kW in a 5x7.5x15 inch enclosure, and still another produces 3kW in the same enclosure but includes a switchable matching network and a voltage-current (V-I) probe measurement system integrated in the package. The APEX line also includes power conversion systems that produce 1, 2, 4 and 8kW at 27.12MHz.

    The RF-5, RF-10, RF-20, and RF-30 units generate power between 500W and 3kW. These units are available at 13.56 and 27.12MHz. These units are being replaced in new applications with either the Atlas or APEX power systems.

    THE ATLAS(TM) SERIES. We introduced the Atlas power systems in 1998. These systems currently range in power from 1.5kW to 5kW at nominal frequencies of
13.56 and 27.12MHz. These units complement our new APEX series. For a number of applications, the ability to sweep the frequency about the nominal center frequency provides significant advantages to the customer. Now the customer can choose to have either the compact package of the fixed-frequency APEX or, where required, the frequency agility of the Atlas systems.

    THE HERCULES(TM) SERIES. We introduced the new Hercules series in 1998. These power generation systems range in power from 10kW to 30kW at 13.56 and 27.12MHz. These units employ a solid state front end with tube technology for the high-power output stage.

    THE AZX SERIES. The AZX series tuners are RF matching networks designed as accessories to match the complex electrical characteristics of a plasma to the requirements of our RF series of power conversion and control systems. AZX tuners, introduced in 1989, are also sold separately for incorporation into other vendors' power conversion and control systems. The AZX tuners typically operate at a 13.56MHz frequency range. The VZX series tuners, introduced in 1998, are digital automatic impedance matching networks which utilize a predictive algorithm to provide tuning speeds up to three times faster than the older AZX series. SwitchMatch(TM) networks, also introduced by us in 1998, are selectable fixed matching units, which we offer both as part of APEX systems and as standalone products.

    THE MATCHING NETWORK SERIES. The mechanical matching networks are available in power handling capabilities up to 30kW. These matching networks are extremely compact, utilizing two ceramic envelope vacuum variable capacitors. The modular construction of the matching networks allows rapid customization without the delays usually encountered in custom design. Since most applications require custom refinements for optimum performance, this feature has benefited us greatly in achieving numerous design wins. In 1998, we introduced the FTMS (Frequency Transformation Matching System), which is a solid state matching network with no moving parts. We use this system in conjunction with our Atlas generators. The FTMS is available in power levels up to 5kW.

   ION BEAM SOURCES

   PLASMA SOURCES. We introduced our ion sources and inductively coupled plasma
(ICP) sources products in 1998. Several versions of the ion sources product include a 12cm round source for the magnetic media and optical markets as well as linear sources up to one meter long for applications in the flat panel display and architectural glass markets. The ICP product rounds out the family of products, allowing us access to reactive deposition and cleaning applications where low energy is critical to prevent substrate damage. Both products feature high reliability, low maintenance designs, and are well suited for the demanding environments in today's production facilities.

   OTHER PRODUCTS

    THE RF-EP END-POINT DETECTION SYSTEM. The RF-EP reduces length of time to end-point on CVD and etch chambers in comparison to optical detection. This system uses one of three signals (voltage, current or phase) to precisely and accurately detect end-point. The RF-EP also greatly reduces the level of greenhouse emissions by consuming less process gas.

    THE Z-SCAN(TM) VOLTAGE-CURRENT (V-I) PROBE. This unit, first delivered in 1998, replaces the RFZ impedance probe introduced in 1993. Z-Scan measures the RF properties of a plasma process and provides condensed information through its Z-Ware software. The sensing technology incorporated in Z-Scan probe allows accurate, real-time measurement of power, voltage, current and impedance levels at both fundamental and harmonic frequencies, under actual powered process conditions. Such measurements not only help our customers design their process systems, but are also used as sensitive detectors of process conditions, including etch endpoint.

    THE RF-MS DIAGNOSTIC SYSTEM. The RF-MS simultaneously performs endpoint and excursion detection for multiple CVD chambers. Additionally, the system's software monitors the long-term transients in the process tool performance such as wet clean and transition in the film stress. The RF-MS has demonstrated significant cost savings through improved wafer yields, reduced particle contamination and higher throughput.

    THE ID SERIES. The ID power conversion and control systems, introduced in 1981, were the first products we designed. These systems were specifically designed to power broad-beam ion sources. ID series systems are composed of a coordinated set of multiple special purpose power supplies that are used for ion-beam deposition and sputtering, implantation, etching and milling.

    THE E'WAVE(TM). The E'Wave is designed for the semiconductor industry for electroplating copper onto a wafer. The power supply can produce up to four channels of multi-step, bipolar, square waveforms. Each channel can produce 400W continuous and up to 2kW peak, for a total supply output of 1.6kW continuous and 8kW peak.

MARKETS AND CUSTOMERS

   MARKETS

    Most of our sales historically have been to customers in the semiconductor capital equipment industry. Sales to customers in this industry represented 49% of our sales 1998 and 61% in 1999. Our power conversion and control systems are also used in the flat panel display, data storage and other industrial markets. Following is a discussion of the major markets for our systems:

    SEMICONDUCTOR CAPITAL EQUIPMENT MANUFACTURING MARKET. We sell our products primarily to semiconductor capital equipment manufacturers for incorporation into equipment used to make integrated circuits. Our products are currently used in a variety of applications including deposition, etch, ion implantation, photo-resist strip and megasonic cleaning. The precise control over plasma-based processes that use our power conversion and control systems enables the production of integrated circuits with reduced feature sizes and increased speed and performance. We anticipate that the semiconductor capital equipment industry will continue to be a substantial part of our business for the foreseeable future.

    DATA STORAGE MANUFACTURING EQUIPMENT MARKETS. We also sell systems to data storage equipment manufacturers and to data storage device manufacturers for use in producing a variety of products, including CDs, computer hard disks, including both media and thin film heads, CD-ROMs and DVDs. These products use a PVD process to produce optical and magnetic thin film layers, as well as a protective wear layer. In this market the trend towards higher recording densities is driving the demand for increasingly dense, thinner and more precise films. The use of equipment incorporating magnetic media to store analog and digital data continues to expand with the growth of the laptop, desktop and workstation computer markets and the consumer electronics audio and video markets.

    FLAT PANEL DISPLAY MANUFACTURING EQUIPMENT MARKET. We also sell our systems to manufacturers of flat panel displays and flat panel projection devices, which have fabrication processes similar to those employed in manufacturing integrated circuits. Flat panel technology produces bright, sharp, large, color-rich images on flat screens for products ranging from hand-held computer games to laptop and desktop computer monitors to large-screen televisions. There are three major types of flat panel displays, including liquid crystal displays, field emitter displays and gas plasma displays. There are two types of flat panel projection devices, including liquid crystal projection and digital micro-mirror displays. We sell our products to all five of these markets.

    EMERGING MARKETS. We also sell our products to OEMs and producers of end products in a variety of industrial markets. Thin film optical coatings are used in the manufacture of many industrial products including solar panels, architectural glass, eyeglasses, lenses, barcode readers and front surface mirrors. Thin films of diamond-like coatings and other materials are currently applied to products in plasma-based processes to strengthen and harden surfaces on such diverse products as tools, razor blades, automotive parts and hip joint replacements. Other thin film processes that use our products also enable a variety of industrial packaging applications, such as decorative wrapping and food packaging. The advanced thin film production processes allow precise control of various optical and physical properties, including color, transparency and electrical and thermal conductivity. The improved adhesion and high film quality resulting from plasma-based processing make it the preferred method of applying the thin films. Many of these thin film industrial applications require power levels substantially greater than those used in our other markets.

    We sell low-wattage power supplies to OEMs in the telecommunications, non-impact printing and laser markets through Tower. For example, Tower provides products to the largest manufacturer of non-impact printers used for printing date codes and lot information on beverage cans.

   APPLICATIONS

    We have sold our products for use in connection with the following processes and applications:


        SEMICONDUCTOR                DATA STORAGE          FLAT PANEL DISPLAY                EMERGING
        -------------                ------------          ------------------                --------
Chemical vapor deposition      CD-ROMs                    Active matrix LCDs    Automobile coatings
  (CVD)(metal and              CDs                        Digital micro-mirror  Chemical, physical and materials
  dielectric)                                                                     research
Etch                           DVDs                       Field emission        Circuit board etch-back and
                                                            displays              de-smear
High density plasma CVD        Hard disk carbon wear      Large flat panel      Consumer product coatings
                                 coatings                   displays
Ion implantation               Hard disk magnetic media   LCD projection        Diamond-like coatings
Magnet field controls          Magneto-optic CDs          Liquid crystal        Food package coatings
                                                            displays
Megasonic cleaning             Recordable CDs             Medical applications  Glass coatings
Photo-resist stripping         Thin film heads            Plasma displays       Non-impact printing
Physical vapor deposition                                                       Optical coatings
  (PVD)
Plasma-enhanced CVD                                                             Photovoltaics
                                                                                Superconductors
                                                                                Telecommunications

     CUSTOMERS

    We have sold our systems worldwide to more than 100 OEMs and directly to more than 500 end-users. Since inception we have sold more than 175,000 power conversion and control systems. Our ten largest customers accounted for 67% of our total sales in 1997, 62% in 1998 and 68% in 1999. We expect that sales of our products to these ten customers will continue to account for a high percentage of our sales in the foreseeable future. Representative customers include:

      Alcatel Comptech                                Mattson Technologies
      Applied Materials                               Motorola
      Balzers                                         Novellus
      CVC Products                                    Optical Coating Laboratory
      Eaton                                           PlasmaTherm
      First Light Technology                          Singulus
      Fujitsu                                         Sony
      Hewlett-Packard                                 Sputtered Films
      IBM                                             Texas Instruments
      Intevac                                         3Com
      Komag                                           ULVAC
      Lam Research                                    Verteq
      Materials Research Division of Tokyo            Videojet International
        Electron, Ltd.

MARKETING, SALES AND SERVICE

    We sell our systems primarily through direct sales personnel to customers in the United States, Europe and Asia. Our sales personnel are located at our headquarters in Fort Collins, Colorado, and in regional sales offices in Voorhees, New Jersey; Austin, Texas; Milpitas, California; and Concord, Massachusetts. To serve customers in Asia and Europe, we have offices in Tokyo, Japan; Filderstadt, Germany; Bicester, England; Bundang, South Korea; and Taipei, Taiwan. These offices have primary responsibility for sales in their respective markets. We also have distributors and representatives in Australia, China, Hong Kong, India, Israel, Italy, Mexico, Singapore, Sweden and Turkey. Tower, which is located in Fridley, Minnesota, sells through direct sales personnel and manufacturers' representatives.

    Sales outside the United States represented approximately 23% of our total sales during 1997, 28% in 1998 and 29% in 1999. We expect sales outside the United States to continue to represent a significant portion of future sales. Although we have not experienced any significant difficulties involving international sales, such sales are subject to certain risks, including exposure to currency fluctuations, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and taxes and longer payment cycles typically associated with international sales. Our future performance will depend, in part, upon our ability to compete successfully in Japan, one of the largest markets for semiconductor fabrication equipment and flat panel display equipment, and a major market for data storage and other industrial equipment utilizing our systems. The Japanese market has historically been difficult for non-

Japanese companies to penetrate. Although we and a number of our significant non-Japanese customers have established operations in Japan, there can be no assurance that we or our customers will be able to maintain or improve our competitive positions in Japan.

    We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers. We maintain customer service offices in Fort Collins, Colorado; Austin, Texas; Voorhees, New Jersey; Milpitas, California; Tokyo, Japan; Filderstadt, Germany; Bundang, South Korea; and Taipei, Taiwan. Tower maintains a customer service office in Fridley, Minnesota.

    We offer warranty coverage for our systems for periods ranging from 12 to 24 months after shipment against defects in design, materials and workmanship.

MANUFACTURING

    We conduct the majority of our manufacturing at facilities in Fort Collins, Colorado, and Voorhees, New Jersey. We also conduct manufacturing for one customer in Austin, Texas. Tower conducts manufacturing at its facility in Fridley, Minnesota. We generally manufacture different systems at each facility. Our manufacturing activities consist of the assembly and testing of components and subassemblies, which are then integrated into our final products. Once final testing of all electrical and electro-mechanical subassemblies is completed, the final product is subjected to a series of reliability enhancing operations prior to shipment to customers. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We outsource some of our subassembly work.

    We rely on sole and limited source suppliers for certain parts and subassemblies. This reliance creates a potential inability to obtain an adequate supply of required components, and reduced control over pricing and timing of delivery of components. An inability to obtain adequate supplies would require us to seek alternative sources of supply or might require us to redesign our systems to accommodate different components or subassemblies. We could be prevented from the timely shipping of our systems to our customers if we were forced to seek alternative sources of supply, manufacture such components or subassemblies internally, or redesign our systems.

INTELLECTUAL PROPERTY

    We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. We currently hold twenty-five United States patents and four foreign patents covering various aspects of our products, and have over forty patent applications pending in the

United States, Europe and Japan. We believe the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed therein. No assurance can be given that our patents will be sufficiently broad to protect our technology, or that any existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide meaningful competitive advantages to us. Any of such events could have a material adverse effect on our business, financial condition and results of operations.

    Although we have not been notified that any of our products have infringed any patents or proprietary rights of others, there can be no assurance that such infringements do not exist or will not occur in the future. Litigation may be necessary in the future to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by us, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Such determinations could have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

    The markets we serve are highly competitive and characterized by ongoing technological development and changing customer requirements. Significant competitive factors in our markets include product performance, price, quality and reliability and level of customer service and support. We believe that we currently compete effectively with respect to these factors, although there can be no assurance that we will be able to compete effectively in the future.

    The markets in which we compete have seen an increase in global competition, especially from Japanese- and European-based equipment vendors. We have several foreign and domestic competitors for each of our product lines. Some of these competitors are larger and have greater resources than we have. Our ability to continue to compete successfully in these markets depends on our ability to make timely introductions of system enhancements and new products. Our primary competitors are ENI, a subsidiary of Astec (BSR) plc, Applied Science and Technology (ASTeX), Huettinger, Shindingen, Kyosan, Comdel and Daihen. Our competitors are expected to continue to improve the design and performance of their systems and to introduce new systems with competitive performance characteristics. We believe we will be required to maintain a high level of investment in research and development and sales and marketing in order to remain competitive.

OPERATING SEGMENT

    We operate and manage our business of supplying power conversion and control systems as one segment.

RESEARCH AND DEVELOPMENT

    The market for power conversion and control systems and related accessories is characterized by ongoing technological changes. We believe that continued and timely development of new products and enhancements to existing systems to support OEM requirements is necessary for us to maintain a competitive position in the markets we serve. Accordingly, we devote a significant portion of our personnel and financial resources to research and development projects and seek to maintain close relationships with our customers and other industry leaders to remain responsive to their product requirements.

    Research and development expenses were $19.3 million in 1997, $23.8 million in 1998 and $26.5 million in 1999. Such expenses represented 11.0% of our total sales in 1997, 19.1% in 1998 and 14.4% in 1999. We believe that continued research and development investment and ongoing development of new products are essential to the expansion of our markets, and expect to continue to make significant investments in research and development activities.

NUMBER OF EMPLOYEES

    At December 31, 1999, we had a total of 1,090 employees, of whom 922 are full-time continuous employees. There is no union representation of our employees, and we have never experienced a work stoppage. We utilize temporary employees as a means to provide additional staff while reviewing the performance of the temporary employee. We consider our employee relations to be good.

EFFECTS OF ENVIRONMENTAL LAWS

    We are subject to federal, state and local environmental laws and regulations. We are in compliance with all such laws and regulations.

CAUTIONARY STATEMENTS - RISK FACTORS

    This Form 10-K contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the risks described in this section. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND STOCK PRICE.

    Our quarterly operating results have fluctuated significantly and we expect them to continue to experience significant fluctuations. Downward fluctuations in our quarterly results have historically resulted in decreases in the price of our common stock. Quarterly operating results are affected by a variety of factors, many of which are beyond our control. These factors include:

        o changes or slowdowns in economic conditions in the semiconductor and semiconductor capital equipment industries and other industries in which our customers operate;

        o       the timing and nature of orders placed by major customers;

        o customer cancellations of previously placed orders and shipment delays;

        o       pricing competition from our competitors;

        o       component shortages resulting in manufacturing delays;

        o       changes in customers' inventory management practices;

        o       the introduction of new products by us or our competitors; and

        o costs incurred by responding to specific feature requests by customers.

    In addition, companies in the semiconductor capital equipment industry and other electronics companies experience pressure to reduce costs. Our customers exert pressure on us to reduce prices, shorten delivery times and extend payment terms. These pressures could lead to significant changes in our operating results from quarter to quarter.

    In the past, we have incurred charges and costs related to events such as acquisitions, restructuring and storm damages. The occurrence of similar events in the future could adversely affect our operating results in the applicable quarter.

    Our operating results in one or more future quarters may fall below the expectations of analysts and investors. In those circumstances, the trading price of our common stock would likely decrease and, as a result, any trading price of the convertible notes may decrease.

THE SEMICONDUCTOR AND SEMICONDUCTOR CAPITAL EQUIPMENT INDUSTRIES ARE HIGHLY VOLATILE AND OUR OPERATING RESULTS ARE AFFECTED TO A LARGE EXTENT BY EVENTS IN THOSE INDUSTRIES.

    The semiconductor industry historically has been highly volatile and has experienced periods of oversupply resulting in significantly reduced demand for semiconductor fabrication equipment, which includes our systems. During downturns, some of our customers have drastically reduced their orders to us and have implemented substantial cost reduction programs. Sales to customers in the semiconductor capital equipment industry accounted for 59% of our total sales in 1997, 49% in 1998 and 61% in 1999. We expect that we will continue to depend significantly on the semiconductor and semiconductor capital equipment industries for the foreseeable future.

    A rapid decrease in demand for our products can occur with limited advance notice because we supply subsystems to equipment manufacturers and make a substantial proportion of our shipments on a just-in-time basis. This decrease in demand can adversely impact our business and financial results disproportionately because of its unanticipated nature.

A SIGNIFICANT PORTION OF OUR SALES ARE CONCENTRATED AMONG A FEW CUSTOMERS.

    Our four largest customers accounted for 51% of our total sales in 1997, 47% in 1998 and 53% in 1999. Our largest customer accounted for 31% of our total sales in 1997, 23% in 1998 and 32% in 1999. The loss of any of these customers or a material reduction in any of their purchase orders would have a material adverse effect on our business, financial condition and results of operations.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE.

    We face substantial competition, primarily from established companies, some of which have greater financial, marketing and technical resources than we do. Our primary competitors are ENI, a subsidiary of Astec (BSR) plc, Applied Science and Technology (ASTeX), Huettinger, Shindingen, Kyosan, Comdel and Daihen. We expect that our competitors will continue to develop new products in direct competition with ours, improve the design and performance of their systems and introduce new systems with enhanced performance characteristics.

    To remain competitive, we need to continue to improve and expand our systems and system offerings. In addition, we need to maintain a high level of investment in research and development and expand our sales and marketing efforts, particularly outside of the

United States. We may not be able to make the technological advances and investments necessary to remain competitive.

    New products developed by competitors or more efficient production of their products could increase pressure on the pricing of our systems. In addition, electronics companies, including companies in the semiconductor capital equipment industry, have been facing pressure to reduce costs. Either of these factors may require us to make significant price reductions to avoid losing orders. Further, our current and prospective customers consistently exert pressure on us to lower prices, shorten delivery times and improve the capability of our systems. Failure to respond adequately to such pressures could result in a loss of customers or orders.

WE MAY NOT BE ABLE TO INTEGRATE OUR ACQUISITIONS.

    We have experienced significant growth through acquisitions and continue to actively pursue acquisition opportunities. Our acquisitions to date generally have been in markets in which we have limited experience. We may not be able to compete successfully in these markets or might not be able to operate the acquired businesses efficiently. Our business and results of operations could be adversely affected if integrating these acquisitions results in substantial costs, delays or other operational or financial problems.

    Future acquisitions could place additional strain on our operations and management. Our ability to manage future acquisitions will depend on our success in:

        o       evaluating new markets and investments;

        o       monitoring operations;

        o       controlling costs;

        o       integrating acquired operations and personnel;

        o       maintaining effective quality controls; and

        o expanding our internal management, technical and accounting systems.

    Also, in connection with future acquisitions we may issue equity securities, which could be dilutive, incur debt, recognize substantial one-time expenses or create goodwill or other intangible assets that could result in significant amortization expense.

WE ARE GROWING AND MAY BE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

    We have been experiencing a period of growth and expansion. This growth and expansion is placing significant demands on our management and our operating systems. We need to continue to improve and expand our management, operations and financial systems, procedures and controls, including accounting and other internal management systems, quality control, delivery and service capabilities.

    In order to manage our growth, we may also need to spend significant amounts of cash to:

        o       fund increases in expenses;

        o       acquire additional facilities and equipment;

        o take advantage of unanticipated opportunities, such as major strategic alliances or other special marketing opportunities, acquisitions of complementary businesses or assets, or the development of new products; or

        o otherwise respond to unanticipated developments or competitive pressures.

    If we do not have enough cash on hand, cash generated from our operations or cash available under our credit facility to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating strategies. We may not be able to raise needed cash on terms acceptable to us, or at all. Financings may be on terms that are dilutive or potentially dilutive. If alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding.

SHORTAGES OF COMPONENTS NECESSARY FOR OUR PRODUCT ASSEMBLY CAN DELAY OUR SHIPMENTS.

    Manufacturing our power conversion and control systems requires numerous electronic components. Dramatic growth in the electronics industry has significantly increased demand for these components. This demand has resulted in periodic shortages and allocations of needed components, and we expect to experience additional shortages and allocations from time to time. Shortages and allocations could cause shipping delays for our systems, adversely affecting our results of operations. Shipping delays also could damage our relationships with current and prospective customers.

OUR DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS COULD AFFECT OUR ABILITY TO MANUFACTURE PRODUCTS AND SYSTEMS.

    We rely on sole and limited source suppliers for some of our components and subassemblies that are critical to the manufacturing of our systems. This reliance involves several risks, including the following:

        o the potential inability to obtain an adequate supply of required components;

        o reduced control over pricing and timing of delivery of components; and

        o the potential inability of our suppliers to develop technologically advanced products to support our growth and development of new systems.

    We believe that in time we could obtain and qualify alternative sources for most sole and limited source parts or could manufacture the parts ourselves. Seeking alternative sources or commencing internal manufacture of the parts could require us to redesign our systems, resulting in increased costs and likely shipping delays. We may be unable to manufacture the parts internally or redesign our systems, which could result in further costs and shipping delays. These increased costs would decrease our profit margins if we could not pass the costs to our customers. Further, shipping delays could damage our relationships with current and potential customers and have a material adverse effect on our business and results of operations.

WE ARE HIGHLY DEPENDENT ON OUR INTELLECTUAL PROPERTY BUT MAY NOT BE ABLE TO PROTECT IT ADEQUATELY.

    Our success depends in part on our proprietary technology. We attempt to protect our intellectual property rights through patents and non-disclosure agreements. However, we might not be able to protect our technology, and competitors might be able to develop similar technology independently. In addition, the laws of certain foreign countries might not afford our intellectual property the same protection as do the laws of the United States. For example, our intellectual property is not protected by patents in several countries in which we do business, and we have limited patent protection in certain other countries. The costs of applying for patents in foreign countries and translating the applications into foreign languages require us to select carefully the inventions for which we apply for patent protection and the countries in which we seek such protection. Generally, we have concentrated our efforts to obtain international patents in the United Kingdom, Germany, France, Italy and Japan because there are other manufacturers and developers of power conversion and control systems in those countries, as well as customers for those systems. Our inability or failure to obtain adequate patent protection in a particular country could have a material adverse effect on our ability to compete effectively in that country.

    Our patents also might not be sufficiently broad to protect our technology, and any existing or future patents might be challenged, invalidated or circumvented. Additionally, our rights under our patents may not provide meaningful competitive advantages.

    We do not believe that any of our products are infringing any patents or proprietary rights of others, although infringements may exist or might occur in the future. Litigation may be necessary to enforce patents issued to us, to protect our trade secrets or know-how, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could result in substantial cost and diversion of our efforts. Moreover, an adverse determination in any litigation could cause us to lose proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses or alternative technologies from third parties or prevent us from manufacturing or selling our products. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

WE MUST CONSTANTLY DEVELOP AND SELL NEW SYSTEMS IN ORDER TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES.

    The markets for our systems and the markets in which our customers compete are characterized by ongoing technological developments and changing customer requirements. We must continue to improve existing systems and to develop new systems that keep pace with technological advances and meet the needs of our customers in order to succeed. We might not be able to continue to improve our systems or develop new systems. The systems we do develop might not be cost-effective or introduced in a timely manner. Developing and introducing new systems may involve significant and uncertain costs. Our business, financial condition and results of operations, as well as our customer relationships, could be adversely affected if we fail to develop or introduce improved systems and new systems in a timely manner.

WE MUST ACHIEVE DESIGN WINS TO RETAIN OUR EXISTING CUSTOMERS AND TO OBTAIN NEW CUSTOMERS.

    The constantly changing nature of semiconductor fabrication technology causes equipment manufacturers to continually design new systems. We often must work with these manufacturers early in their design cycles to modify our equipment to meet the requirements of the new systems. Manufacturers typically choose one or two vendors to provide the power conversion equipment for use with the early system shipments. Selection as one of these vendors is called a design win. It is critical that we achieve these design wins in order to retain existing customers and to obtain new customers.

    We typically must customize our systems for particular customers to use in their equipment to achieve design wins. This customization increases our research and development expenses and can strain our engineering and management resources. These investments do not always result in design wins.

    Once a manufacturer chooses a power conversion and control system for use in a particular product, it is likely to retain that system for the life of that product. Our sales and growth could experience material and prolonged adverse effects if we fail to achieve design wins. In addition, design wins do not always result in substantial sales or profits.

    We believe that equipment manufacturers often select their suppliers based on factors such as long-term relationships. Accordingly, we may have difficulty achieving design wins from equipment manufacturers who are not currently customers. In addition, we must compete for design wins for new systems and products of our existing customers, including those with whom we have had long-term relationships.

OUR EFFORTS TO BE RESPONSIVE TO CUSTOMERS MAY LEAD TO INCURRING COSTS THAT ARE NOT READILY RECOVERABLE.

    We may incur manufacturing overhead and other costs, many of which are fixed, to meet anticipated customer demand. Accordingly, operating results could be adversely affected if orders or revenues in a particular period or for a particular system do not meet expectations.

    We often require long lead times for development of our systems during which times we must expend substantial funds and management effort. We may incur significant development and other expenses as we develop our systems without realizing corresponding revenue in the same period, or at all.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

    Our success depends upon the continued efforts of our senior management team and our technical, marketing and sales personnel. These employees may voluntarily terminate their employment with us at any time. Our success also depends on our ability to attract and retain additional highly qualified management, technical, marketing and sales personnel. The process of hiring employees with the combination of skills and attributes required to carry out our strategy can be extremely competitive and time-consuming. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. If we lose the services of key personnel for any reason, including retirement, or are unable to attract additional qualified personnel, our business, financial condition and results of operations could be materially and adversely affected.

WE CONDUCT MANUFACTURING AT ONLY A FEW SITES.

    We conduct the majority of our manufacturing at our facilities in Fort Collins, Colorado and in Voorhees, New Jersey. We also conduct manufacturing for one customer in Austin, Texas. Our Tower Electronics subsidiary conducts manufacturing only at its facility in Fridley, Minnesota. Each facility generally manufactures different systems. In July 1997 a severe rainstorm in Fort Collins caused substantial damage to our Fort Collins facilities and to some equipment and inventory. The damage caused us to stop manufacturing at that facility temporarily and prevented us from resuming full production there until mid-September 1997. Our insurance policies did not cover all of the costs that we incurred in connection with the rainstorm. Future natural or other uncontrollable occurrences at any of our primary manufacturing facilities that negatively impact our manufacturing processes may not be fully covered by insurance and could have a material adverse effect on our operations and results of operations.

WE HAVE LIMITED EXPERIENCE IN MAINTAINING MULTIPLE MANUFACTURING FACILITIES.

    The acquisitions of Tower Electronics in 1997 and RF Power Products in 1998 provided us with manufacturing facilities located outside of our facilities in Fort Collins, Colorado. Accordingly, we have limited experience in maintaining multiple manufacturing locations. Substantial costs and delays could result if we fail to effectively manage and integrate our geographically separate facilities.

WE MIGHT NOT BE ABLE TO COMPETE SUCCESSFULLY IN INTERNATIONAL MARKETS OR TO MEET THE SERVICE AND SUPPORT NEEDS OF OUR INTERNATIONAL CUSTOMERS.

    Our customers increasingly require service and support on a worldwide basis as the markets in which we compete become increasingly global. We maintain sales and service offices in Germany, Japan, South Korea, the United Kingdom and Taiwan.

    Sales to customers outside the United States accounted for 23% of our total sales in 1997, 28% in 1998 and 29% in 1999, and we expect international sales to continue to represent a significant portion of our future sales. International sales are subject to various risks, including:

        o       currency fluctuations;

        o       governmental controls;

        o       political and economic instability;

        o       barriers to entry;

        o       trade restrictions;

        o       changes in tariffs and taxes; and

        o       longer payment cycles.

In particular, the Japanese market has historically been difficult for non-Japanese companies, including us, to penetrate.

    Providing support services for our systems on a worldwide basis also is subject to various risks, including:

        o       our ability to hire qualified support personnel;

        o       maintenance of our standard level of support; and

        o       differences in local customs and practices.

         Our international activities are also subject to the difficulties of managing overseas distributors and representatives and managing foreign subsidiary operations.

    We cannot assure you that we will be successful in addressing any of these risks.

FLUCTUATIONS IN THE CURRENCY EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND FOREIGN CURRENCIES COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

    A portion of our sales is subject to currency exchange risks as a result of our international operations. We have experienced fluctuations in foreign currency exchange rates, particularly against the Japanese yen. We entered into various forward foreign exchange contracts as a hedge against currency fluctuations in the yen. We have not employed hedging techniques with respect to any other currencies. Our current or any future hedging techniques might not protect us adequately against substantial currency fluctuations.

WE MUST MAINTAIN MINIMUM LEVELS OF CUSTOMIZED INVENTORY TO SUPPORT CERTAIN CUSTOMER DELIVERY REQUIREMENTS.

    We must keep a relatively large number and variety of customized systems in our inventory to meet client delivery requirements because a substantial proportion of our business involves the just-in-time shipment of systems. Our inventory may become obsolete as we develop new systems and as our customers develop new systems. Inventory obsolescence could have a material adverse effect on our financial condition and results of operations.

WE ARE SUBJECT TO NUMEROUS GOVERNMENTAL REGULATIONS.

    We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our power conversion and control systems. We must ensure that our systems meet certain safety and emissions standards, many of which vary across the states and countries in which our systems are used. For example, the European Union has published directives specifically relating to power supplies. We must comply with these directives in order to ship our systems into countries that are members of the European Union. In the past, we have invested significant resources to redesign our systems to comply with these directives. We believe we are in compliance with current applicable regulations, directives and standards and have obtained all necessary permits, approvals and authorizations to conduct our business. However, compliance with future regulations, directives and standards could require us to modify or redesign certain systems, make capital expenditures or incur substantial costs. If we do not comply with current or future regulations, directives and standards:

        o       we could be subject to fines;

        o       our production could be suspended; or

        o we could be prohibited from offering particular systems in specified markets.

WE MAY INVEST IN START-UP COMPANIES AND COULD LOSE OUR ENTIRE INVESTMENT.

    We have a majority interest in a start-up company and may invest in other start-up companies that develop products and technologies that we believe may provide us with future benefits. These investments may not provide us with any benefit, and we may not achieve any economic return on any of these investments. Our investments in these start-up companies are subject to all of the risks inherent in investing in companies that are not established. We could lose all or any part of our investments in these companies.

WE LEASE OUR FORT COLLINS, COLORADO FACILITIES AND A CONDOMINIUM FROM ENTITIES IN WHICH TWO INDIVIDUALS WHO ARE INSIDERS AND MAJOR STOCKHOLDERS HAVE FINANCIAL INTERESTS.

    We lease our executive offices and manufacturing facilities in Fort Collins, Colorado from Prospect Park East Partnership and from Sharp Point Properties, LLC. Douglas S. Schatz, our Chairman and Chief Executive Officer, holds a 26.7% interest in each of the leasing entities. G. Brent Backman, a member of our board of directors, holds a 6.6% interest in each of the leasing entities. Aggregate rental payments under such leases for 1999 totaled approximately $1.7 million. We also lease a condominium in Breckenridge, Colorado to provide rewards and incentives to our customers, suppliers and employees. We lease the condominium from AEI Properties, a partnership in which Mr. Schatz holds a 60% interest and Mr. Backman holds a 40% interest. Aggregate rental payments under the condominium lease for 1999 totaled approximately $36,000. As of December 31, 1999 Mr. Schatz owned approximately 38.43% of our common stock, and Mr. Backman owned approximately 4.12% of our common stock.

THE MARKET PRICE OF OUR STOCK HAS BEEN AND WILL LIKELY CONTINUE TO BE HIGHLY VOLATILE.

    The stock market generally and the market for technology stocks in particular have experienced significant price and volume fluctuations, which often have been unrelated or disproportionate to the operating performance of such companies. From our IPO in November 1995 through March 13, 2000, the closing prices of our common stock on the Nasdaq National Market have ranged from $3.50 to $73.25. The market for our common stock likely will continue to be subject to similar fluctuations. Many factors could cause the trading price of our common stock to fluctuate substantially, including the following:

        o future announcements concerning our business, our customers or our competitors;

        o       variations in our operating results;

        o       announcements of technological innovations;

        o the introduction of new products or changes in product pricing policies by us, our competitors or our customers;

        o changes in earnings estimates by securities analysts or announcements of operating results that are not aligned with the expectations of analysts and investors;

        o the economic and competitive conditions in the industries in which our customers operate; and

        o       general stock market trends.

OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A MAJORITY OF OUR OUTSTANDING COMMON STOCK, WHICH COULD ENABLE THEM TO CONTROL OUR BUSINESS AND AFFAIRS.

    Our executive officers and directors owned approximately 44.66% of our common stock outstanding as of December 31, 1999. Douglas S. Schatz, our Chairman and Chief Executive Officer, owned approximately 38.43% of our common stock outstanding as of December 31, 1999. These stockholdings give our executive officers and directors collectively, and Mr. Schatz individually, significant voting power. Depending on the number of shares that abstain or otherwise are not voted, our executive officers collectively, and Mr. Schatz individually, may be able to elect all of the members of our board of directors and to control our business affairs for the foreseeable future.

ANTI-TAKEOVER PROVISIONS LIMIT THE ABILITY OF A PERSON OR ENTITY TO ACQUIRE CONTROL OF US.

    Our certificate of incorporation and bylaws include provisions which:

        o allow the board of directors to issue preferred stock with rights senior to those of the common stock without any vote or other action by the holders of the common stock;

        o limit the right of our stockholders to call a special meeting of stockholders; and

        o impose procedural and other requirements that could make it difficult for stockholders to effect certain corporate actions.

    In addition, we are subject to the anti-takeover provisions of the Delaware General Corporation Law. Any of these provisions could delay or prevent a person or entity from acquiring control of us. The effect of these provisions may be to limit the price that investors are willing to pay in the future for our securities. These provisions might also discourage potential acquisition proposals or could diminish the opportunities for our stockholders to participate in a tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for our common stock.

EXECUTIVE OFFICERS OF THE COMPANY

    Our executive officers and their ages as of February 29, 2000 are as follows:

                 NAME              AGE                  POSITION
                 ----             -----                 --------
   Douglas S. Schatz               54     Chief Executive Officer and Chairman of the Board
   Hollis L. Caswell, Ph.D.        68     President, Chief Operating Officer and Director
   Richard P. Beck                 66     Senior Vice President, Chief Financial Officer
                                               and Director
   Richard A. Scholl               61     Senior Vice President and Chief Technology Officer
   James F. Gentilcore             47     President, Advanced Energy Voorhees, Inc.

----------

    DOUGLAS S. SCHATZ is a co-founder and has been our Chief Executive Officer and Chairman of the Board since our incorporation in 1981. From our incorporation to July 1997, Mr. Schatz also served as our President. Mr. Schatz also co-founded Energy Research Associates, Inc., a designer of custom power supplies, and served as its Vice President of Engineering from 1977 through 1980. Prior to co-founding Energy Research Associates, Mr. Schatz held various engineering and management positions at Applied Materials.

    HOLLIS L. CASWELL, PH.D. joined our board of directors in February 1997 and became our Chief Operating Officer in June 1997. He also became our President in July 1999. From 1990 to 1994 Dr. Caswell was Chairman of the Board and Chief Executive officer of HYPRES, Inc., a manufacturer of superconducting electronics. Prior to that time, Dr. Caswell served as Senior Vice President of Unisys Corporation, an information technology company, and President of its Computer Systems Group.

    RICHARD P. BECK joined us in March 1992 as Vice President and Chief Financial Officer and became Senior Vice President in April 1998. He joined our board of directors in September 1995. From 1987 to 1992 Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck is a director of Applied Films Corporation, a publicly held manufacturer of flat panel display equipment.

    RICHARD A. SCHOLL joined us in 1988 as Vice President, Engineering. Mr. Scholl became our Chief Technology Officer in September 1995. Prior to joining us, Mr. Scholl was General Manager, Vacuum Products Division at Varian Associates, Inc., a manufacturer of high-technology systems and components.

    JAMES F. GENTILCORE joined us in March 1996 as Vice President of Sales and Marketing. He became Senior Vice President of Sales and Marketing in April 1998 and President of Advanced Energy Voorhees, Inc. in October 1999. From 1990 to 1996 he served with MKS Instruments and held the position of Vice President, Marketing.

ITEM 2.  PROPERTIES

    Our headquarters and main manufacturing facility are located in Fort Collins, Colorado, in approximately 172,000 square feet of leased space. Additional manufacturing and office facilities are located in Voorhees, New Jersey, in approximately 78,000 square feet of leased space; Austin, Texas, in approximately 20,000 square feet of leased space; and Fridley, Minnesota, in approximately 21,000 square feet of leased space. To serve the needs of our customers, we also maintain regional offices in Milpitas, California; Concord, Massachusetts; Tokyo, Japan; Filderstadt, Germany; Bicester, England; Bundang, South Korea; and Taipei, Taiwan.

ITEM 3.  LEGAL PROCEEDINGS

    We are not aware of any material legal proceedings that are expected to have a material effect on our business, assets or property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

    Advanced Energy's common stock was approved for quotation on the Nasdaq National Market under the symbol AEIS, beginning November 17, 1995. At February 29, 2000, the number of common stockholders of record was 906.

    Below is a table showing the range of high and low bid quotations for the common stock as quoted (without retail markup or markdown and without commissions) on the Nasdaq National Market; they do not necessarily represent actual transactions:

                                        High Bid            Low Bid
                                        --------            -------
         1998 Fiscal Year
            First Quarter               18 13/16             10
            Second Quarter              16 7/16              11
            Third Quarter               13                    6
            Fourth Quarter              25 3/4                5 5/8

         1999 Fiscal Year
            First Quarter               30 1/2               17 7/8
            Second Quarter              40 3/4               23 1/2
            Third Quarter               45                   30
            Fourth Quarter              49 7/8               30 3/8

    Advanced Energy has not declared or paid any cash dividends on its capital stock since it terminated its election to be treated as an S corporation for tax purposes, effective January 1, 1994. Advanced Energy currently intends to retain all future earnings to finance its business. Accordingly, Advanced Energy does not anticipate paying cash or other dividends on its common stock in the foreseeable future. Furthermore, Advanced Energy's revolving credit facility prohibits the declaration or payment of any cash dividends on its common stock.

    We issued 12,791 shares of common stock to Curtis Camus, an employee, as of October 1, 1999. Mr. Camus was a founder of LITMAS, a privately held ion source company in which we now hold a majority interest. The shares were issued to Mr. Camus as partial consideration for his shares of LITMAS and were valued at $385,000. We did not use any underwriters in connection with the sale of shares to Mr. Camus. We did not register the sale with the Securities and Exchange Commission, as we relied on the exemption from registration provided by Rule 506 under the Securities Act of 1933.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data is qualified by reference to, and should be read with, our 1999 Consolidated Financial Statements, related notes and management's discussion included in this Form 10-K. The selected consolidated statement of operations data and the consolidated balance sheet data as of and for the years ended December 31, 1999 and 1998 were derived from consolidated financial statements audited by Arthur Andersen LLP, independent accountants, whose related audit report is included in this Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 1997 was derived from consolidated financial statements audited in part by Arthur Andersen LLP and in part by KPMG LLP, whose audit reports are included in this Form 10-K, and pertain to RF Power Products' fiscal year ended November 30, 1997. As such, our statement of operations data for fiscal 1997 includes the statement of operations for RF Power Products' fiscal year ended November 30, 1997. The selected consolidated statements of operations data for the years ended December 31, 1996 and 1995, and the related consolidated balance sheet data as of December 31, 1997, 1996 and 1995 were derived from audited consolidated financial statements not included in this Form 10-K.

                                                                     YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                  1999          1998           1997          1996          1995
                                               ---------     ---------      ---------     ---------     ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales ....................................     $ 183,958     $ 124,698      $ 175,758     $ 129,931     $ 121,075
Gross profit .............................        81,857        36,713         66,956        47,246        56,072
Total operating expenses .................        56,516        49,488         47,242        36,876        31,733
Income (loss) from operations ............        25,341       (12,775)        19,714        10,370        24,339
Net income (loss) ........................     $  16,838     $  (9,517)     $  12,056     $   6,371     $  14,798
                                               =========     =========      =========     =========     =========
Diluted earnings (loss) per share ........     $    0.59     $   (0.36)     $    0.46     $    0.25     $    0.63
Diluted weighted-average common shares
   outstanding ...........................        28,389        26,572         26,302        25,738        23,310


                                                                           DECEMBER 31,
                                               ------------------------------------------------------------------
                                                  1999          1998           1997          1996          1995
                                               ---------     ---------      ---------     ---------     ---------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and marketable securities ...........     $ 205,792     $  28,134      $  32,215     $  11,778     $  14,022
Working capital ..........................       251,869        62,059         74,342        41,638        38,861
Total assets .............................       312,385       101,035        130,064        68,078        68,234
Total debt ...............................       137,305           537          6,518         3,741         3,458
Stockholders' equity .....................       148,347        89,133         97,527        54,927        48,057

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the following:

        o       the significant fluctuations in our quarterly operating results;

        o the volatility of the semiconductor and semiconductor capital equipment industries;

        o timing and success of integration of recent and potential future acquisitions; and

        o       supply constraints and technological changes.

For a discussion of these and other factors that may impact our realization of our forward-looking statements, see Part I "Cautionary Statements - Risk Factors."

OVERVIEW

    We design, manufacture and support power conversion and control systems. These systems are important components of industrial manufacturing equipment that modifies surfaces or deposits or etches thin film layers on computer chips, CDs, flat panel displays such as computer screens, DVDs, windows, eyeglasses and other products. We market and sell our systems primarily to large global OEMs of semiconductor, data storage and flat panel display manufacturing equipment and for manufacturers of other products in emerging markets. A substantial proportion of our sales are made on a just-in-time basis in which the shipment of systems occurs within a few days or hours after an order is received. We recognize revenues upon shipment of our systems and there is no requirement for acceptance when a product is shipped.

    The semiconductor capital equipment industry accounted for approximately 59% of our sales in 1997, 49% in 1998 and 61% in 1999. We have been successful in achieving a number of design wins each year, which have resulted in our obtaining new customers and solidifying relationships with our existing customers. We believe our ability to continue to achieve design wins with existing and potential customers will be critical to our future success.

    We continue to seek to expand our product offerings and customer base through internal development and acquisitions.

    In May 1997 we acquired the assets of MIK Physics, Inc. This acquisition provided the base technology for our Astral products, which are high power direct current (DC) systems used in PVD equipment.

    In August 1997 we acquired Tower Electronics. This acquisition expanded our technology and customer base, and provided us with the capability to design and manufacture power conversion systems for use in modems, non-impact printers, telephone switches and laser devices.

    In October 1997 we completed an underwritten public offering of 1,000,000 shares of our common stock at a price of $31 per share, for aggregate net proceeds of approximately $28.7 million. In that same month we also completed formation of our wholly owned sales and service subsidiary in South Korea.

    We took another step towards achieving further market penetration in September 1998 when we acquired the assets of Fourth State Technology. This acquisition enhanced our capability to design and manufacture RF power-related process control systems used to monitor and analyze data in thin film etch processes.

    In October 1998 we acquired RF Power Products, which designs, manufactures and supports RF power conversion and control systems, consisting of generators and matching networks. We believe our ability to offer an expanded line of RF systems to our existing customer base has strengthened those relationships. We sell these products principally to semiconductor capital equipment manufacturers. We also sell similar systems to capital equipment manufacturers in the flat panel display and thin film data storage industries, and are exploring applications for these products in other industries. In April 1999 we changed the name of RF Power Products to Advanced Energy Voorhees, Inc. and conduct business under that name.

    In October 1999 we acquired a majority interest in LITMAS, a company that designs and manufactures plasma gas abatement systems and high-density plasma sources. We believe that LITMAS' current and future products will expand our product offerings to our existing and potential customers in the semiconductor capital equipment industry.

    In November 1999 we completed two underwritten public offerings, one for $135 million of convertible subordinated notes, and one for 1,000,000 shares of our common stock at a price of $39 per share. These offerings provided aggregate net proceeds of approximately $167.1 million.

    In December 1999 we completed formation of our wholly owned sales and service subsidiary in Taiwan.

RESULTS OF OPERATIONS

    The following table summarizes certain data as a percentage of sales extracted from our statement of operations:


                                                              YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           1999        1998         1997
                                                         --------    --------     --------
Sales ..............................................        100.0%      100.0%       100.0%
Cost of sales ......................................         55.5        70.6         61.9
                                                         --------    --------     --------
Gross margin .......................................         44.5        29.4         38.1
                                                         --------    --------     --------
Operating expenses:
  Research and development .........................         14.4        19.1         11.0
  Sales and marketing ..............................          9.2        10.9          6.6
  General and administrative .......................          7.1         7.5          6.0
  Restructuring charge .............................         --           0.8         --
  Merger costs .....................................         --           2.2         --
  Storm (recoveries) damages .......................         --          (0.9)         1.5
  Purchased in-process research and development              --          --            1.8
                                                         --------    --------     --------
Total operating expenses ...........................         30.7        39.6         26.9
                                                         --------    --------     --------
Income (loss) from operations ......................         13.8       (10.2)        11.2
Other income (expense) .............................          0.9         0.2         (0.1)
                                                         --------    --------     --------
Net income (loss) before income taxes and
  minority interest ................................         14.7       (10.0)        11.1

Provision (benefit) for income taxes ...............          5.5        (2.4)         4.2
Minority interest in net income ....................          0.0        --           --
                                                         --------    --------     --------
Net income (loss) ..................................          9.2%       (7.6)%        6.9%
                                                         ========    ========     ========

   SALES

    We sell power conversion and control systems and plasma gas abatement systems primarily to the semiconductor capital equipment, data storage and emerging markets in the United States, to the flat panel display and data storage markets in Japan, and to data storage and emerging markets in Europe. We also sell spare parts and repair services worldwide through our customer service and technical support organization.

    Sales were $175.8 million, $124.7 million and $184.0 million in 1997, 1998 and 1999, respectively, representing a decrease of 29% from 1997 to 1998 and an increase of 48% from 1998 to 1999. Our sales decrease from 1997 to 1998 resulted from decreased unit sales of our systems, while the increase from 1998 to 1999 was due to increased unit sales.

    We started the year 1997 with strong sales growth to semiconductor capital equipment customers, which followed the 1996 downturn in that industry that had resulted from excess production capacity of semiconductor manufacturers and sharply decreased memory device prices. Toward the end of 1997, after a relatively strong recovery, the semiconductor capital equipment industry, affected primarily by the Asian financial crisis, began a sudden and severe downturn, which continued through 1998. This caused a

41% decrease in our sales to this industry in 1998 when compared to 1997, and resulted in lower sales to the United States and the Asia Pacific region. Sales to the data storage industry decreased 27%, although sales to our largest customer in that industry grew significantly from 1997 to 1998, resulting in higher sales to Europe. Sales to emerging markets were slightly higher, but would have been lower if not for the full-year effect of sales by Tower in 1998. Our experience has shown that our sales to semiconductor capital equipment customers has been dependent on the volatility of that industry, as a result of sudden changes in semiconductor supply and demand, and rapid technological advances in both semiconductor devices and wafer fabrication processes.

    A substantial portion of our sales growth from 1998 to 1999 was due to higher system sales to four of our largest customers, three of whom are primarily semiconductor capital equipment OEMs, and one of whom is a data storage OEM. Our sales in 1999 reflected the recovery in the semiconductor capital equipment industry from the severe downturn of 1998, and resulted from capacity expansion and increased investment in advanced technology by the semiconductor industry. This recovery and expansion resulted in record sales for us in 1999. It also resulted in record sales for us to the semiconductor capital equipment industry specifically. Our sales to the semiconductor capital equipment industry in 1999 increased 86% over sales to that industry in 1998, and resulted in higher sales within the United States. Sales to the data storage industry increased 32% from 1998 to 1999, and resulted in higher sales to Europe. Sales to the flat panel display industry increased 75% from 1998 to 1999, and resulted in higher sales to the Asia Pacific region, particularly to Japan. Sales to emerging industries decreased 15%, primarily due to decreased sales by our Tower subsidiary.

    The following tables summarize annual net sales, and percentages of net sales, by customer type for us for each of the three years in the period ended December 31, 1999:

                                                     YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                               1999            1998            1997
                                            ----------      ----------      ----------
                                                          (IN THOUSANDS)
Semiconductor capital equipment .......     $  112,504      $   60,573      $  102,723
Data storage ..........................         22,801          17,300          23,583
Flat panel display ....................         10,193           5,832          11,438
Emerging ..............................         28,563          33,593          30,748
Customer service technical support ....          9,897           7,400           7,266
                                            ----------      ----------      ----------
                                            $  183,958      $  124,698      $  175,758
                                            ==========      ==========      ==========

                                                     YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                               1999            1998            1997
                                            ----------      ----------      ----------
Semiconductor capital equipment .......           61.2%           48.6%           58.5%
Data storage ..........................           12.4            13.9            13.4
Flat panel display ....................            5.5             4.7             6.5
Emerging ..............................           15.5            26.9            17.5
Customer service technical support ....            5.4             5.9             4.1
                                            ----------      ----------      ----------
                                                 100.0%          100.0%          100.0%
                                            ==========      ==========      ==========

    The following tables summarize annual net sales, and percentages of net sales, by geographic region for us for each of the three years in the period ended December 31, 1999:

                                             YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                        1999            1998            1997
                                     ----------      ----------      ----------
                                                  (IN THOUSANDS)
 United States and Canada ......     $  130,762      $   89,452      $  134,955
 Europe ........................         31,228          25,357          23,092
 Asia Pacific ..................         21,470           9,478          17,110
 Rest of world .................            498             411             601
                                     ----------      ----------      ----------
                                     $  183,958      $  124,698      $  175,758
                                     ==========      ==========      ==========

                                             YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                        1999            1998            1997
                                     ----------      ----------      ----------
 United States and Canada ......           71.1%           71.7%           76.9%
 Europe ........................           17.0            20.3            13.1
 Asia Pacific ..................           11.7             7.7             9.7
 Rest of world .................            0.2             0.3             0.3
                                     ----------      ----------      ----------
                                          100.0%          100.0%          100.0%
                                     ==========      ==========      ==========

   GROSS MARGIN

    Our gross margins were 38.1%, 29.4% and 44.5% for 1997, 1998 and 1999, respectively. The decrease in gross margin from 1997 to 1998 was primarily due to unfavorable absorption of manufacturing overhead as a result of significant capacity expansion in 1997 and the reduced level of sales in 1998. The improvement in gross margin from 1998 to 1999 was primarily a result of our efforts to reduce material costs, improve overhead cost controls and a more favorable absorption of manufacturing costs from the higher sales base.

    During the first quarter of 1997 we relocated and expanded the Voorhees, New Jersey facility. In the fourth quarter of 1997 we expanded into a new manufacturing facility in Fort Collins, Colorado. In the second quarter of 1998 we relocated part of our previously existing Fort Collins manufacturing operations to a new facility in Austin, Texas. We intended the three new facilities to serve existing and anticipated growth in the semiconductor capital equipment industry. The expansion to the new location in Austin was to provide service specifically to our largest customer, a semiconductor capital equipment manufacturer, whose primary manufacturing facilities are in Austin.

    In the fourth quarter of 1997 the semiconductor capital equipment industry entered a sudden and severe downturn which continued through the end of 1998. The downturn in this industry, with the resulting underutilization of capacity, significantly impacted our financial results for 1998. The combination of the expansion and lower sales resulted in an over-capacity situation for us, leading to unfavorable absorption of manufacturing overhead and a substantially reduced margin. This underutilization of manufacturing capacity continued to negatively impact gross margins, until sales to the semiconductor capital equipment market began to recover in 1999.

    Historically, price competition has not had a material effect on margins. However, competitive pressures may produce a decline in average selling prices for certain products. Any decline in average selling prices not offset by reduced costs could result in a decline in our gross margins.

    We provide warranty coverage for our systems ranging from 12 to 24 months, and estimate the anticipated costs of repairing our systems under such warranties based on the historical average costs of the repairs. To date, we have not experienced significant warranty costs in excess of our recorded reserves.

   RESEARCH AND DEVELOPMENT

    We invest in research and development to research new technologies, develop new products and improve existing product designs. Our research and development expenses were $19.3 million, $23.8 million and $26.5 million for 1997, 1998 and 1999, respectively, representing an increase of 23% from 1997 to 1998 and 11% from 1998 to 1999. As a percentage of sales, research and development expenses increased from 11.0% in 1997 to 19.1% in 1998 because of the lower sales base, but decreased to 14.4% in 1999 because of the higher sales base. The increase in expenses from 1997 to 1999 is primarily due to increases in payroll, materials and supplies, and higher infrastructure costs for new product development.

    In connection with the acquisition of Tower in August 1997, we recorded a one-time charge of $3.1 million in 1997 for the portion of the purchase price attributable to in-process research and development. This one-time charge is not included in the $19.3 million reported for research and development expense in 1997.

    We believe continued research and development investment for development of new systems is critical to our ability to serve new and existing markets. Since our inception, research and development costs generally have been internally funded and all have been expensed as incurred.

   SALES AND MARKETING EXPENSES

    Our sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses were $11.6 million, $13.5 million and $16.9 million for 1997, 1998 and 1999, respectively. This represented a 16% increase from 1997 to 1998 and 25% from 1998 to 1999. The increases are attributable to higher payroll costs incurred as we continue to increase our sales management and product management capabilities. Additionally, we increased spending in 1998 to develop worldwide applications engineering capabilities. As a percentage of sales, these expenses increased from 6.6% in 1997 to 10.9% in 1998 because of the lower sales base but decreased to 9.2% in 1999 because of the higher sales base.

   GENERAL AND ADMINISTRATIVE EXPENSES

    Our general and administrative expenses support our worldwide financial, administrative, information systems and human resources functions. General and administrative expenses were $10.5 million, $9.5 million and $13.1 million for 1997,

1998 and 1999, respectively. The decrease in expenses from 1997 to 1998 is primarily due to cost control measures implemented in 1998, and the increase from 1998 to 1999 is primarily due to higher spending for payroll and purchased services. As a percentage of sales, general and administrative expenses were 6.0%, 7.5% and 7.1% for 1997, 1998 and 1999, respectively. The increase from 1997 to 1998 was due to the lower sales base, while the decrease from 1998 to 1999 was due to the higher sales base.

    We continue to implement our management system software, including the replacement of existing systems in our domestic and foreign locations. We expect that charges related to training and implementation of the new software will continue through 2000.

   ONE-TIME CHARGES AND CREDITS

    We took one-time net charges totaling $5.8 million in 1997. Included was a net charge of $2.7 million for storm damage to our headquarters and main manufacturing facilities that resulted from heavy rains in the Fort Collins area in July 1997. We settled with our insurance carrier in 1998, which resulted in a $1.1 million recovery we recorded in the fourth quarter of 1998.

    As discussed above in "Research and Development," the acquisition of Tower resulted in a charge of $3.1 million in 1997 for purchased in-process research and development, which is nondeductible for income tax purposes.

    In addition to the settlement for storm damage, we took one-time charges totaling $3.7 million in 1998. In August 1998 we announced a restructuring plan to respond to the downturn in the semiconductor capital equipment market. The plan included a reduction of workforce of 128 people, the closure of one facility in our Fort Collins, Colorado campus, and the abandonment of plans to construct a new manufacturing facility in Fort Collins. We achieved other reductions in workforce at the Voorhees facility throughout 1998. We took a one-time charge of $1.0 million for the restructuring in the third quarter of 1998.

    On October 8, 1998, Advanced Energy acquired RF Power Products, in a pooling of interests that involved the exchange of four million shares of Advanced Energy common stock for the publicly held common stock of RF Power Products. As part of the business combination, we incurred $2.7 million of expense recorded in the fourth quarter of 1998. We incurred additional operating expenses during 1999 relating to consolidating and integrating operations of this business combination.

   OTHER INCOME (EXPENSE)

    Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous income and expense items. Interest income was approximately $0.6 million, $1.1 million and $2.1 million for the years 1997,

1998 and 1999, respectively. In 1997 and 1998, interest income was earned primarily from earnings on investments made from the proceeds of our initial public offering in 1995 and our underwritten public offering in 1997. In 1999 interest income was earned primarily from the proceeds of our offering of convertible subordinated debt and common stock offering of November 1999.

    Interest expense consists principally of accruals of interest on our convertible subordinated notes, on borrowings under our bank credit and capital lease facilities and a state government loan. Interest expense was approximately $0.5 million, $0.2 million and $1.2 million for the years 1997, 1998 and 1999, respectively. The increase of interest expense from 1998 to 1999 was primarily due to interest on the convertible subordinated notes.

    Our foreign subsidiaries' sales are primarily denominated in currencies other than the U.S. dollar. We recorded net foreign currency gains of $0.1 million, $0.4 million and $1.5 million for 1997, 1998 and 1999, respectively. The increase from 1998 to 1999 was primarily due to strengthening of the exchange rate of the Japanese yen to the U.S. dollar. Beginning in 1997, we entered into various forward foreign exchange contracts as a hedge against currency fluctuations in the Japanese yen. We will continue to evaluate various policies to minimize the effect of foreign currency fluctuations.

    Eleven European countries have adopted a Single European Currency (the "euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. As of January 1, 1999, these eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies and the euro. For three years after the introduction of the euro, the participating countries can perform financial transactions in either the euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the euro (and the participating countries' currencies in tandem) will continue to float freely against the U.S. dollar and other currencies of non-participating countries. Although we do not expect the introduction of the euro currency to have a significant impact on our revenues or results of operations, we are unable to determine what effects, if any, the currency change in Europe will have on competition and competitive pricing in the affected regions.

   PROVISION (BENEFIT) FOR INCOME TAXES

    The income tax provision for 1997 was $7.5 million and represented an effective tax rate of 38.2%. The income tax benefit of $2.9 million for 1998 represented an effective rate of 23.4%. The income tax provision of $10.2 million in 1999 represented an effective rate of 37.6%. The lower rate of the tax benefit in 1998 was due to nondeductible costs associated with Advanced Energy's acquisition of RF Power Products, and foreign operating losses with no benefit recorded. Changes in our relative earnings and the earnings of our foreign subsidiaries affect our consolidated effective tax rate. We adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.

QUARTERLY RESULTS OF OPERATIONS

    The following tables present unaudited quarterly results in dollars and as a percentage of sales for each of the eight quarters in the period ended December 31, 1999. We believe that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.


                                                                            QUARTERS ENDED
                                         -----------------------------------------------------------------------------------------
                                          MAR. 31,  JUNE 30,    SEPT. 30,   DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,  DEC. 31,
                                           1998       1998        1998        1998        1999        1999       1999      1999
                                         ---------  --------    ---------   --------    --------    --------   ---------  --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales ................................   $ 43,869   $ 31,981    $ 26,292    $ 22,556    $ 32,728    $ 41,515   $ 51,142   $ 58,573

Cost of sales ........................     30,263     23,466      18,317      15,939      19,630      23,222     28,598     30,651
                                         --------   --------    --------    --------    --------    --------   --------   --------
Gross profit .........................     13,606      8,515       7,975       6,617      13,098      18,293     22,544     27,922
                                         --------   --------    --------    --------    --------    --------   --------   --------
Operating expenses:
  Research and development ...........      5,835      6,394       5,722       5,898       5,852       6,758      6,935      6,972
  Sales and marketing ................      3,564      3,512       3,255       3,200       3,305       3,979      4,187      5,464
  General and administrative .........      2,859      2,768       2,353       1,503       2,870       3,088      3,715      3,391
  Restructuring charge ...............         --         --       1,000          --          --          --         --         --
  Merger costs .......................         --         --          --       2,742          --          --         --         --
  Storm recoveries ...................         --         --          --      (1,117)         --          --         --         --
                                         --------   --------    --------    --------    --------    --------   --------   --------
Total operating expenses .............     12,258     12,674      12,330      12,226      12,027      13,825     14,837     15,827
                                         --------   --------    --------    --------    --------    --------   --------   --------
Income (loss) from operations ........      1,348     (4,159)     (4,355)     (5,609)      1,071       4,468      7,707     12,095
Other income (expense) ...............         98        129        (214)        345         (39)         56      1,131        595
                                         --------   --------    --------    --------    --------    --------   --------   --------
Net income (loss) before income
  taxes and minority interest ........      1,446     (4,030)     (4,569)     (5,264)      1,032       4,524      8,838     12,690
Provision (benefit) for income
  taxes ..............................        552       (885)     (1,089)     (1,478)        498       1,754      3,303      4,622
Minority interest in net income ......         --         --          --          --          --          --         --         69
                                         --------   --------    --------    --------    --------    --------   --------   --------
Net income (loss) ....................   $    894   $ (3,145)   $ (3,480)   $ (3,786)   $    534    $  2,770   $  5,535   $  7,999
                                         ========   ========    ========    ========    ========    ========   ========   ========
Diluted earnings (loss) per share ....   $   0.03   $  (0.12)   $  (0.13)   $  (0.14)   $   0.02    $   0.10   $   0.20   $   0.28
                                         ========   ========    ========    ========    ========    ========   ========   ========
Diluted weighted-average common
  shares outstanding .................     27,170     26,531      26,585      26,681      28,027      28,169     28,318     29,043
                                         ========   ========    ========    ========    ========    ========   ========   ========

                                                                          QUARTERS ENDED
                                            --------------------------------------------------------------------------
                                            MAR. 31, JUNE 30, SEPT. 30,  DEC. 31, MAR. 31,  JUNE 30, SEPT. 30, DEC. 31,
                                              1998    1998      1998       1998     1999      1999      1999     1999
                                            -------- -------- ---------  -------- --------  -------- --------- -------
PERCENTAGE OF SALES:
Sales ..................................     100.0%   100.0%    100.0%    100.0%    100.0%    100.0%   100.0%   100.0%
Cost of sales ..........................      69.0     73.4      69.7      70.7      60.0      55.9     55.9     52.3
                                             -----    -----     -----     -----     -----     -----    -----    -----
Gross margin ...........................      31.0     26.6      30.3      29.3      40.0      44.1     44.1     47.7
                                             -----    -----     -----     -----     -----     -----    -----    -----
Operating expenses:
  Research and development .............      13.3     19.9      21.8      26.1      17.9      16.3     13.5     12.0
  Sales and marketing ..................       8.1     11.0      12.4      14.2      10.1       9.6      8.2      9.3
  General and administrative ...........       6.5      8.7       8.9       6.7       8.7       7.4      7.3      5.8
  Restructuring charge .................      --       --         3.8      --        --        --       --       --
  Merger costs .........................      --       --        --        12.2      --        --       --       --
  Storm recoveries .....................      --       --        --        (5.0)     --        --       --       --
                                             -----    -----     -----     -----     -----     -----    -----    -----
Total operating expenses ...............      27.9     39.6      46.9      54.2      36.7      33.3     29.0     27.1
                                             -----    -----     -----     -----     -----     -----    -----    -----
Income (loss) from operations ..........       3.1    (13.0)    (16.6)    (24.9)      3.3      10.8     15.1     20.6
Other income (expense) .................       0.2      0.4      (0.8)      1.6      (0.1)      0.1      2.2      1.1
                                             -----    -----     -----     -----     -----     -----    -----    -----
Net income (loss) before income
  taxes and minority interest ..........       3.3    (12.6)    (17.4)    (23.3)      3.2      10.9     17.3     21.7
Provision (benefit) for income taxes ...       1.3     (2.8)     (4.2)     (6.5)      1.6       4.2      6.5      7.9
Minority interest in net income ........      --       --        --        --        --        --       --        0.1
                                             -----    -----     -----     -----     -----     -----    -----    -----
Net income (loss) ......................       2.0%    (9.8)%   (13.2)%   (16.8)%     1.6%      6.7%    10.8%    13.7%
                                             =====    =====     =====     =====     =====     =====    =====    =====


    We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results may be adversely affected. A variety of factors have an influence on the level of our revenues in a particular quarter. These factors include:

        o       general economic conditions;

        o       specific economic conditions in the industries we serve;

        o       timing and receipt of orders from major customers;

        o       customer cancellations or delays of shipments;

        o       specific feature requests by customers;

        o       production delays or manufacturing inefficiencies;

        o       exchange rate fluctuations;

        o       management decisions to commence or discontinue product lines;

        o our ability to design, introduce and manufacture new products on a cost effective and timely basis;

        o       the introduction of new products by us or our competitors;

        o       the timing of research and development expenditures; and

        o expenses related to acquisitions, strategic alliances, and the further development of marketing and service capabilities.

    We make a substantial portion of our shipments on a just-in-time basis in which shipment of systems occurs within a few days or hours after we receive an order. Our backlog is not meaningful because of the importance of just-in-time shipments. We are dependent on obtaining orders for shipment in a particular quarter to achieve our revenue objectives for that quarter. Accordingly, it is difficult for us to predict accurately the timing and level of sales in a particular quarter. Due to our just-in-time program, we anticipate quarterly fluctuations in sales to continue to occur.

    Our quarterly operating results in 1998 and 1999 reflect the changing demand for our products during this period, principally from manufacturers of semiconductor capital equipment and data storage equipment and emerging markets, and our ability to adjust our manufacturing capacity to meet this demand. Demand from the semiconductor capital equipment companies entered a sudden and severe downturn at the end of 1997, which continued throughout 1998, but which recovered slowly throughout 1999. Sales to the data storage industry declined from the first quarter of 1998 to the second quarter of 1998, then increased in the third quarter of 1998 but dropped significantly in the fourth quarter of 1998. Data storage sales then increased throughout 1999, except for a slight decrease in the second quarter. Sales to the flat panel display industry decreased from the first quarter of 1998 to the second quarter of 1998, and decreased again from the second quarter of 1998 to the third quarter of 1998, then increased in each of the next five quarters. Sales to emerging markets were lower in the second half of 1998 when compared to the first half of 1998, were lower again in the first half of 1999, then increased in the second half of 1999.

    Our gross margin fluctuated significantly on a quarterly basis in 1998 and 1999, primarily reflecting utilization of manufacturing capacity. The decrease in gross margin from 31.0% to 26.6% from the first quarter of 1998 to the second quarter of 1998 was due to decreased utilization of capacity resulting from the decrease in sales to the semiconductor capital equipment industry. Gross margin improved to 30.3% in the third quarter of 1998 even though there was a decrease in sales to the semiconductor capital equipment industry and decreased utilization of capacity. The improvement was due to our efforts to lower material costs through supplier contract negotiations while improving material quality and material handling efficiency, as well as from cost improvements realized from the restructuring. Gross margin declined to 29.3% in the fourth quarter of 1998, due primarily to another decrease in sales to the semiconductor capital equipment industry that resulted in decreased utilization of capacity, although material costs improved due to efforts continued from the previous quarter. Gross margin then improved to 40.0% in the first quarter of 1999, to 44.1% in the second and third quarters of 1999 and to 47.7% in the fourth quarter of 1999. These increases were due to increased utilization of capacity from the recovery in the semiconductor capital equipment industry and from our increased efforts to lower material costs.

    Due to the downturn in the semiconductor capital equipment industry in 1998, we held operating expenses, excluding one-time charges and credits, relatively flat during the first half of 1998 in anticipation of an early recovery. Operating expenses were $12.3 million and $12.7 million in the first and second quarters of 1998, respectively. With the extent and duration of the downturn still uncertain, in the second half of 1998 we reduced operating expenses, excluding one-time charges and credits, while maintaining a minimum level of resources necessary to address an upturn in the semiconductor capital equipment industry that began to occur during 1999. Operating expenses in the third and fourth quarters of 1998 were $12.3 million and $12.2 million, respectively, and would have been $11.3 million and $10.6 million, respectively, if not for one-time charges and credits. Operating expenses were $12.0 million, $13.8 million, $14.8 million and $15.8 million during the first, second, third and fourth quarters of 1999, respectively, but declined as a percentage of sales throughout 1999 as the sales base increased each quarter. As a percentage of sales, operating expenses have declined during periods of rapid sales growth, when sales increased at a rate faster than our ability to add personnel and facilities to support the growth. Operating expenses as a percentage of sales have increased during periods of flat or decreased sales, when our infrastructure is retained to support anticipated future growth.

    Other income (expense) consists primarily of interest income and expense and foreign currency gain and loss. Interest income and expense were relatively stable throughout the periods presented, until the fourth quarter of 1999, when the interest income and expense from the proceeds of the convertible subordinated notes and the interest from the proceeds of the common stock sale began. During 1998 we recorded a net foreign exchange gain of $0.4 million, earned primarily in the fourth quarter of that year. During 1999 we recorded a net foreign exchange gain of $1.5 million, which occurred mostly in the second half of the year. We continue to utilize forward foreign exchange contracts in Japan to mitigate the effects of foreign currency fluctuations.

    Our effective rate for income tax provision (benefit) fluctuated significantly throughout 1998, varying from 22.0% to 38.2%. The fluctuations were due to certain nondeductible expenses including merger costs and losses in foreign subsidiaries for which no tax benefit was recorded. Our effective income tax rate became more stable in 1999, varying from 36.4% to 48.3%. We have implemented certain business strategies which we believe will favorably impact our effective income tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations, acquired equipment and met our working capital requirements through borrowings under our revolving line of credit, long-term loans secured by property and equipment, cash flow from operations, proceeds from underwritten public offerings of our common stock and proceeds from convertible subordinated debt.

    Operating activities provided cash of $8.7 million in 1998, primarily as a result of depreciation, amortization and decreases in accounts receivable and inventories, offset by net loss, decreases in income taxes payable, accounts payable and payroll. Operating activities provided cash of $10.1 million in 1999, primarily as a result of net income, depreciation, amortization, increases in accounts payable and increased accruals for payroll, employee benefits and income taxes, offset by increases in accounts receivable and inventories. We expect future receivable and inventory balances to fluctuate with net sales. We provide just-in-time deliveries to certain of our customers and may be required to maintain higher levels of inventory to satisfy our customers' delivery requirements. Any increase in our inventory levels will require the use of cash to finance the inventory.

    Investing activities in 1998 used cash of $3.7 million and included the purchase of property and equipment of $5.3 million, the acquisition of the assets of Fourth State Technology for $2.5 million and the initial investment in LITMAS of $1.0 million, offset by a net decrease in marketable securities of $5.1 million. Investing activities in 1999 used cash of $175.9 million and included a net increase in marketable securities of $168.9 million, the purchase of property and equipment of $6.8 million and an additional investment in LITMAS of $0.2 million.

    Financing activities used cash of $5.1 million in 1998 and consisted primarily of changes in notes payable and capital lease obligations. Financing activities provided cash of $173.3 million in 1999, and consisted primarily of net proceeds from convertible subordinated debt of $130.5 million, net proceeds from the sale of common stock of $36.6 million, proceeds from the exercise of employee stock options and sale of common stock through our employee stock purchase plan of $4.5 million, and other items of $1.7 million.

    We plan to spend approximately $8.5 million in 2000 for the acquisition of equipment, leasehold improvements and furnishings, with depreciation expense projected to be $5.7 million.

    As of December 31, 1999, we had working capital of $251.9 million. Our principal sources of liquidity consisted of $19.4 million of cash and cash equivalents, $186.4 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit which replaced our prior line of credit, with options to convert up to $10.0 million to a three-year term loan. Advances under the revolving line of credit bear interest at either the prime rate (8.75% at February 29, 2000) minus 1.25% or the LIBOR 360-day rate (6.76375% at February 29, 2000) plus 150 basis points, at our option. All advances under this revolving line of credit will be due and payable in December 2000. As of December 31, 1999 there was an advance outstanding of $2.0 million to our Japanese subsidiary, Advanced Energy Japan K.K. Additionally, we guarantee a $2,500,000 bank term loan through March 31, 2000, entered into by a non-public entity that serves as a supplier to us.

    We believe that our cash and cash equivalents, cash flow from operations and available borrowings, will be sufficient to meet our working capital needs through at least the end of 2000. After that time, we may require additional equity or debt financing to address our working capital, capital equipment or expansion needs. In addition, any significant acquisitions we make may require additional equity or debt financings to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us.

YEAR 2000 PROGRAM

    We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues may occur with billing, payroll, or financial closings at the end of a month, quarter or year. We have not experienced any such problems to date and we believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if the Year 2000 or similar issues adversely affect our customers or suppliers. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers.

    The foregoing beliefs and expectations are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These are based in large part on certain statements and representations made by persons other than us, any of which statements or representations ultimately could prove to be inaccurate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 1999, our investments consisted of commercial paper, municipal bonds and notes and mutual funds.

    Our interest expense is sensitive to changes in the general level of U.S. interest rates with respect to our bank facility of which $2.0 million was outstanding as of December 31, 1999. Our other debt, including our convertible subordinated notes, is fixed rate in nature and mitigates the impact of fluctuations in interest rates. The fair value of our debt approximates the carrying amount at December 31, 1999. We believe the potential effects of near-term changes in interest rates on our debt is not material.

FOREIGN CURRENCY EXCHANGE RATE RISK

    We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. We have entered into various forward foreign exchange contracts as a hedge against currency fluctuations in the Japanese yen. We will continue to evaluate various methods to minimize the effects of currency fluctuations. At December 31, 1999, we held foreign forward exchange contracts with nominal amounts of $4,500,000 and market settlement amounts of $4,498,000 for an unrealized gain position of $2,000.

OTHER RISK

    We have invested in a start-up company and may in the future make additional investments in start-up companies that develop products which we believe may provide future benefits. The current start-up investment and any future start-up investments will be subject to all of the risks inherent in investing in companies that are not established.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
Report of Arthur Andersen LLP, Independent Public Accountants..........................................   48
Report of KPMG LLP, Independent Public Accountants.....................................................   49
Consolidated Balance Sheets as of December 31, 1999 and 1998...........................................   50
Consolidated Statement of Operations for the Years Ended December 31, 1999, 1998 and 1997..............   52
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997....   53
Consolidated Statement of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997..............   54
Notes to Consolidated Financial Statements.............................................................   55
Schedule II - Valuation and Qualifying Accounts........................................................   68

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Advanced Energy Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and RF Power Products, Inc., which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the consolidated statements of operations and cash flows for the year ended November 30, 1997 (the previous year-end of RF Power Products, Inc. - see Note
3), which statements reflect total revenues of 19% of the related consolidated totals for the year ended December 31, 1997. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for RF Power Products, Inc., is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule attached to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP

Denver, Colorado
February 8, 2000.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
RF Power Products, Inc.:


We have audited the consolidated statement of income, shareholders' equity, and cash flows of RF Power Products, Inc. and subsidiary for the year ended November 30, 1997 (not separately presented herein). In connection with our audit of these consolidated financial statements, we also have audited the related consolidated financial statement schedule (not separately presented herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of RF Power Products, Inc. and subsidiary and their cash flows for the year ended November 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   KPMG LLP

Philadelphia, Pennsylvania
January 16, 1998

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,
                                                                                         -------------------
                                                                                           1999       1998
                                                                                         --------   --------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................................   $ 19,352   $ 12,295
  Marketable securities - trading ....................................................    186,440     15,839
  Accounts receivable --
     Trade (less allowances for doubtful accounts of approximately
       $537 and $582 at December 31, 1999 and 1998, respectively) ....................     41,524     14,841
     Related parties .................................................................         32        221
     Other ...........................................................................      1,787        542
  Income tax receivable ..............................................................      1,224      3,576
  Inventories ........................................................................     25,474     21,412
  Other current assets ...............................................................      1,708        797
  Deferred income tax assets, net ....................................................      3,080      4,112
                                                                                         --------   --------
          Total current assets .......................................................    280,621     73,635
                                                                                         --------   --------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $17,990 and $14,316 at December 31,
  1999 and 1998, respectively ........................................................     16,675     15,320
                                                                                         --------   --------

OTHER ASSETS:
  Deposits and other .................................................................        533      1,007
  Goodwill and intangibles, net of accumulated amortization of $2,905 and $1,505 at
     December 31, 1999 and 1998, respectively ........................................      7,949      8,586
  Demonstration and customer service equipment, net of
     accumulated depreciation of $2,235 and $1,743 at December 31,
     1999 and 1998, respectively .....................................................      2,197      2,487
  Deferred debt issuance costs, net ..................................................      4,410         --
                                                                                         --------   --------
                                                                                           15,089     12,080
                                                                                         --------   --------
          Total assets ...............................................................   $312,385   $101,035
                                                                                         ========   ========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,
                                                                                       ----------------------
                                                                                          1999         1998
                                                                                       ---------    ---------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable trade ............................................................  $  14,481    $   5,675
  Accrued payroll and employee benefits .............................................      7,341        2,983
  Other accrued expenses ............................................................      2,207        2,074
  Customer deposits .................................................................        804           66
  Accrued income taxes payable ......................................................        886          567
  Capital lease obligations, current portion ........................................         89          111
  Notes payable, current portion ....................................................      2,058          100
  Accrued interest payable on convertible subordinated notes ........................        886           --
                                                                                       ---------    ---------
          Total current liabilities .................................................     28,752       11,576
                                                                                       ---------    ---------

LONG-TERM LIABILITIES:
  Capital lease obligations, net of current portion .................................         42          110
  Notes payable, net of current portion .............................................        116          216
  Convertible subordinated notes payable ............................................    135,000           --
                                                                                       ---------    ---------
                                                                                         135,158          326
                                                                                       ---------    ---------
          Total liabilities .........................................................    163,910       11,902
                                                                                       ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 13)

MINORITY INTEREST ...................................................................        128           --
                                                                                       ---------    ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 1,000 shares
     authorized, none issued and outstanding ........................................         --           --
  Common stock, $0.001 par value, 40,000 and 30,000 shares authorized,
     respectively; 28,250 and 26,725 shares issued and outstanding, respectively ....         28           27
  Additional paid-in capital ........................................................    103,232       60,381
  Retained earnings .................................................................     45,977       29,139
  Accumulated other comprehensive loss ..............................................       (890)        (414)
                                                                                       ---------    ---------
          Total stockholders' equity ................................................    148,347       89,133
                                                                                       ---------    ---------
          Total liabilities and stockholders' equity ................................  $ 312,385    $ 101,035
                                                                                       =========    =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                       1999         1998         1997
                                                                     ---------    ---------    ---------
SALES ............................................................   $ 183,958    $ 124,698    $ 175,758
COST OF SALES ....................................................     102,101       87,985      108,802
                                                                     ---------    ---------    ---------
  Gross profit ...................................................      81,857       36,713       66,956
                                                                     ---------    ---------    ---------
OPERATING EXPENSES:
  Research and development .......................................      26,517       23,849       19,336
  Sales and marketing ............................................      16,935       13,531       11,646
  General and administrative .....................................      13,064        9,483       10,480
  Restructuring charge ...........................................          --        1,000           --
  Merger costs ...................................................          --        2,742           --
  Storm (recoveries) damages .....................................          --       (1,117)       2,700
  Purchased in-process research and development ..................          --           --        3,080
                                                                     ---------    ---------    ---------
    Total operating expenses .....................................      56,516       49,488       47,242
                                                                     ---------    ---------    ---------
INCOME (LOSS) FROM OPERATIONS ....................................      25,341      (12,775)      19,714
                                                                     ---------    ---------    ---------
OTHER INCOME (EXPENSE):
  Interest income ................................................       2,119        1,111          573
  Interest expense ...............................................      (1,206)        (191)        (481)
  Foreign currency gain ..........................................       1,504          369           97
  Other, net .....................................................        (674)        (931)        (380)
                                                                     ---------    ---------    ---------
                                                                         1,743          358         (191)
                                                                     ---------    ---------    ---------
    Net income (loss) before income taxes and minority interest ..      27,084      (12,417)      19,523
PROVISION (BENEFIT) FOR INCOME TAXES .............................      10,177       (2,900)       7,467
MINORITY INTEREST IN NET INCOME ..................................          69           --           --
                                                                     ---------    ---------    ---------
NET INCOME (LOSS) ................................................   $  16,838    $  (9,517)   $  12,056
                                                                     =========    =========    =========
BASIC EARNINGS (LOSS) PER SHARE ..................................   $    0.62    $   (0.36)   $    0.47
                                                                     =========    =========    =========
DILUTED EARNINGS (LOSS) PER SHARE ................................   $    0.59    $   (0.36)   $    0.46
                                                                     =========    =========    =========
BASIC WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING ....................................................      27,161       26,572       25,523
                                                                     =========    =========    =========
DILUTED WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING .............................................      28,389       26,572       26,302
                                                                     =========    =========    =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                          ACCUMULATED
                                          COMMON STOCK   ADDITIONAL            STOCKHOLDERS'                 OTHER        TOTAL
                                         --------------   PAID-IN     RETAINED     NOTES     DEFERRED    COMPREHENSIVE STOCKHOLDERS'
                                         SHARES  AMOUNT   CAPITAL     EARNINGS  RECEIVABLE  COMPENSATION (LOSS)INCOME     EQUITY
                                         ------  ------   --------    --------  ----------  ------------ ------------- -------------
BALANCES, December 31, 1996 .............25,253    $25    $ 29,564    $ 27,082    $(1,161)     $(82)         $ (500)     $  54,928
   Exercise of stock options for cash ...   135     --         268          --         --        --              --            268
   Exercise of stock options in
       exchange for stockholders' notes
       receivable .......................    90     --         470          --       (470)       --              --             --
   Proceeds from stockholders' notes
       receivable .......................    --     --          --          --      1,564        --              --          1,564
   Sale of common stock through
       employee stock purchase plan......     8     --         102          --         --        --              --            102
   Amortization of deferred
       compensation .....................    --     --          --          --         --        48              --             48
   Sale of common stock through
       public offering, net of
       approximately  $2,276 of
       expenses ......................... 1,000      1      28,723          --         --        --              --         28,724
   Tax benefit related to shares
       acquired by employees
       under stock compensation plans ...    --     --          29          --         --        --              --             29
   Comprehensive income:
   Equity adjustment from foreign
       currency translation .............    --     --          --          --         --        --            (192)            --
   Net income ...........................    --     --          --      12,056         --        --              --             --
    Total comprehensive income ..........    --     --          --          --         --        --              --         11,864
                                          ------   ---    --------    --------    -------      ----        ---------     ---------

BALANCES, December 31, 1997 .............26,486     26      59,156      39,138        (67)      (34)           (692)        97,527
   Exercise of stock options for cash ...   219      1         727          --         --        --              --            728
   Proceeds from stockholders' notes
       receivable .......................    --     --          --          --         67        --              --             67
   Sale of common stock through
       employee stock purchase plan .....    20     --         133          --         --        --              --            133
   Amortization of deferred
       compensation .....................    --     --          --          --         --        34              --             34
   Tax benefit related to shares
       acquired by employees
       under stock compensation plans ...    --     --         365          --         --        --              --            365
   Adjustment to conform year-end of
       merged entity ....................    --     --          --        (482)        --        --              --           (482)
   Comprehensive loss:
   Equity adjustment from foreign
       currency translation .............    --     --          --          --         --        --             278             --
   Net loss .............................    --     --          --      (9,517)        --        --              --             --
    Total comprehensive loss ............    --     --          --          --         --        --              --         (9,239)
                                         ------    ---    --------    --------    -------      ----        ---------     ---------

BALANCES, December 31, 1998 .............26,725     27      60,381      29,139         --        --            (414)        89,133
   Exercise of stock options for cash ...   490     --       4,148          --         --        --              --          4,148
   Sale of common stock through
       employee stock purchase plan .....    22     --         345          --         --        --              --            345
   Issuance of common stock for
       acquisition of LITMAS ............    13     --         385          --         --        --              --            385
   Tax benefit related to shares
       acquired by employees
       under stock compensation plans ...    --     --       1,422          --         --        --              --          1,422
   Sale of common stock through
       public offering, net of
       approximately $2,448 of
       expenses.......................... 1,000      1      36,551          --         --        --              --         36,552
   Equity adjustment from foreign
       currency translation .............    --     --          --          --         --        --            (476)            --
   Net income ...........................    --     --          --      16,838         --        --              --             --
    Total comprehensive loss ............    --     --          --          --         --        --              --         16,362
                                         ------    ---    --------    --------    -------      ----        ---------     ---------
BALANCES, December 31, 1999 .............28,250    $28    $103,232    $ 45,977    $    --      $ --        $   (890)     $ 148,347
                                         ======    ===    ========    ========    =======      ====        =========     =========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                               1999         1998         1997
                                                                            ---------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................................    $  16,838     $ (9,517)    $ 12,056
  Adjustment for conforming year-end of merged entity ..................           --         (482)          --
  Adjustments to reconcile net income (loss) to net cash provided by operating activities -
     Depreciation and amortization .....................................        7,683        6,544        4,838
     Amortization of deferred debt issuance costs ......................           81           --           --
     Minority interest .................................................           69           --           --
     Provision for deferred income taxes ...............................        1,032         (792)      (1,657)
     Amortization of deferred compensation .............................           --           34           48
     Purchased in-process research and development .....................           --           --        3,080
     (Gain) loss on disposal of property and equipment .................          (15)         102        1,046
     Earnings from marketable securities, net ..........................       (1,724)        (765)        (174)
     Writedown of LITMAS investment ....................................          322          600           --
     Changes in operating assets and liabilities -
        Accounts receivable-trade, net .................................      (26,523)      19,343      (12,067)
        Related parties and other receivables ..........................       (1,306)       1,473         (502)
        Inventories ....................................................       (4,062)       9,795      (11,513)
        Other current assets ...........................................         (911)       1,764       (1,138)
        Deposits and other .............................................          291          (37)         777
        Demonstration and customer service equipment ...................         (426)      (1,016)        (641)
        Accounts payable trade .........................................        8,547       (9,436)      10,402
        Accrued payroll and employee benefits ..........................        4,358       (2,555)       2,613
        Customer deposits and other accrued expenses ...................        1,757         (591)         699
        Income taxes payable/receivable, net ...........................        4,093       (5,743)       1,040
                                                                            ---------     --------     --------
          Net cash provided by operating activities ....................       10,104        8,721        8,907
                                                                            ---------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities ....................................     (170,805)      (1,000)     (20,000)
  Sale of marketable securities ........................................        1,928        6,100           --
  Purchase of property and equipment, net ..............................       (6,841)      (5,292)      (7,494)
  Purchase of LITMAS, net of cash acquired .............................         (175)      (1,000)          --
  Acquisition of assets of Fourth State Technology, Inc. ...............           --       (2,500)          --
  Acquisition of Tower Electronics, Inc., net of cash acquired .........           --           --      (12,995)
                                                                            ---------     --------     --------
          Net cash used in investing activities ........................     (175,893)      (3,692)     (40,489)
                                                                            ---------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable ..........................................        3,304        2,201       15,828
  Repayment of notes payable and capital lease obligations .............       (1,536)      (8,182)     (14,449)
  Proceeds from convertible debt, net ..................................      130,509           --           --
  Sale of common stock, net of expenses ................................       36,552           --       28,724
  Sale of common stock through employee stock purchase plan ............          345          133          102
  Proceeds from exercise of stock options and warrants .................        4,148          728          268
  Proceeds from stockholders' notes receivable .........................           --           67        1,564
                                                                            ---------     --------     --------
     Net cash provided by (used in) financing activities ...............      173,322       (5,053)      32,037
                                                                            ---------     --------     --------
EFFECT OF CURRENCY TRANSLATION ON CASH .................................         (476)         278         (192)
                                                                            ---------     --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS ..................................        7,057          254          263
CASH AND CASH EQUIVALENTS, beginning of period .........................       12,295       12,041       11,778
                                                                            ---------     --------     --------
CASH AND CASH EQUIVALENTS, end of period ...............................    $  19,352     $ 12,295     $ 12,041
                                                                            =========     ========     ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
     Tax benefit related to shares acquired by employees under stock
       option plans ....................................................    $   1,422     $    365     $     29
                                                                            =========     ========     ========
     Note payable assumed in Tower acquisition .........................    $      --     $     --     $  1,389
                                                                            =========     ========     ========
     Exercise of stock options in exchange for stockholders' notes
       receivable ......................................................    $      --     $     --     $    470
                                                                            =========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ...............................................    $     232     $    283     $    456
                                                                            =========     ========     ========
  Cash paid for income taxes, net ......................................    $   4,654     $  2,327     $  7,918
                                                                            =========     ========     ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) COMPANY OPERATIONS

Advanced Energy Industries, Inc. (the "Company") was incorporated in Colorado in 1981 and reincorporated in Delaware in 1995. The Company is primarily engaged in the development and production of power conversion and control systems, which are used by manufacturers of semiconductors and in industrial thin film manufacturing processes. The Company owns 100% of each of the following subsidiaries: Advanced Energy Japan K.K. ("AE-Japan"), Advanced Energy Industries GmbH ("AE-Germany"), Advanced Energy Industries U.K. Limited ("AE-UK"), Advanced Energy Industries Korea, Inc. ("AE-Korea") and Advanced Energy Taiwan, Ltd. ("AE-Taiwan"). The Company also owns 100% of Advanced Energy Voorhees, Inc. ("AEV"), formerly RF Power Products, Inc. ("RFPP") and Tower Electronics, Inc. ("Tower"), and 56.5% of LITMAS. AEV is a New Jersey-based designer and manufacturer of radio frequency power systems, matching networks and peripheral products primarily used by original equipment providers in the semiconductor capital equipment, commercial coating, flat panel display and analytical instrumentation markets. Tower is a Minnesota-based designer and manufacturer of custom, high-performance switchmode power supplies used principally in the telecommunications, medical and non-impact printing industries. LITMAS is a start-up company that designs and manufactures plasma gas abatement systems and high-density plasma sources.

The Company continues to be subject to certain risks similar to other companies in its industry. These risks include significant fluctuations of quarterly operating results, the volatility of the semiconductor and semiconductor capital equipment industries, customer concentration within the markets the Company serves, manufacturing facilities risks, recent and potential future acquisitions, management of growth, supply constraints and dependencies, dependence on design wins, barriers to obtaining new customers, the high level of customized designs, rapid technological changes, competition, international sales risks, the Asian financial markets, intellectual property rights, governmental regulations, and the volatility of the market price of the Company's common stock. A significant change in any of these risk factors could have a material impact on the Company's business.

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

The Company depreciates the equipment based on its estimated useful life in the sales and customer service functions. The depreciation is computed based on a 3-year life.

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

GOODWILL AND INTANGIBLES -- Goodwill and intangibles are recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of approximately 7 years for both the goodwill and the intangible assets.

CONCENTRATIONS OF CREDIT RISK -- The Company's revenues generally are concentrated among a small number of customers, the majority of which are in the semiconductor capital equipment industry. The Company's foreign subsidiaries sales are primarily denominated in currencies other than the U.S. dollar (see note 14). The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

WARRANTY POLICY -- The Company estimates the anticipated costs of repairing products under warranty based on the historical average cost of the repairs. The Company offers warranty coverage for its systems for periods ranging from 12 to 24 months after shipment.

CUMULATIVE TRANSLATION ADJUSTMENT -- The functional currency for the Company's foreign operations is the applicable local currency.

The Company records a cumulative translation adjustment from translation of the financial statements of AE-Japan, AE-Germany, AE-Korea, AE-UK and AE-Taiwan. This equity account includes the results of translating balance sheet assets and liabilities at current exchange rates as of the balance sheet date, and the statements of operations and cash flows at the average exchange rates during the respective year.

The Company recognizes gain or loss on foreign currency transactions, which are not considered to be of a long-term investment nature. The Company recognized a gain on foreign currency transactions of $1,504,000, $369,000 and $97,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

EARNINGS PER SHARE -- Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method) if dilutive potential common shares had been issued. Basic and diluted EPS were the same for fiscal 1998 as the Company incurred losses from operations, therefore, making the effect of all potential common shares anti-dilutive.

COMPREHENSIVE INCOME (LOSS) -- SFAS No. 130, "Reporting Comprehensive Income," established rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) for the Company consists of net income
(loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity.

SEGMENT REPORTING -- SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Management operates and manages its business of supplying power conversion and control systems as one operating segment, as their products have similar economic characteristics and production processes.

RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133, as amended by SFAS No. 137, in fiscal 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activity by requiring all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on the consolidated financial statements.

In December 1999 the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending March 31, 2000. Management does not believe that the adoption of SAB No. 101 will have a material effect on the Company's financial position or results of operations.

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


(3) ACQUISITIONS

LITMAS -- During 1998 the Company acquired a 29% ownership interest in LITMAS, a privately held, North Carolina-based start-up company that designs and manufactures plasma gas abatement systems and high-density plasma sources. The purchase price consisted of $1 million in cash. On October 1, 1999, the

Company acquired an additional 27.5% interest in LITMAS for an additional $560,000. The purchase price consisted of $385,000 in the Company's common stock and $175,000 in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $523,000 allocated to intangible assets as goodwill. The results of operations of LITMAS are included within the accompanying consolidated financial statements from the date the controlling interest of 56.5% was acquired.

AEV -- On October 8, 1998, AEV (formerly RF Power Products, Inc.), a New Jersey-based designer and manufacturer of radio frequency power systems, matching networks and peripheral products primarily for original equipment providers in the semiconductor capital equipment, commercial coating, flat panel display and analytical instrumentation markets, was merged with a wholly owned subsidiary of the Company. The Company issued approximately 4 million shares of its common stock to the former shareholders of AEV. Each share of AEV common stock was exchanged for 0.3286 of one share of the Company's common stock. In addition, outstanding AEV stock options were converted at the same exchange factor into options to purchase approximately 148,000 shares of the Company's common stock.

The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined balance sheet, statements of operations and cash flows of AEV as though it had always been part of the Company. AEV's year-end was November 30, and therefore, the combined statements of operations and cash flows for fiscal 1997 include AEV's results for the year ended November 30, 1997.

AEV's operating results for the month of December 1998 are not reflected in the accompanying consolidated statement of operations. This is due to changing AEV's year-end from November 30 to December 31 to conform to the Company's year-end. AEV's month of December 1998 operating results were revenues of approximately $723,000 and a net loss of $482,000, which has been charged directly to retained earnings in order to report only twelve months' operating results. In connection with the merger, the Company recorded in the fourth quarter of 1998 a charge to operating expenses of $2,742,000 for direct merger-related costs.

There were no transactions between the Company and AEV prior to the combination, and immaterial adjustments were recorded to conform AEV's accounting policies. Certain reclassifications were made to conform the AEV financial statements to the Company's presentations. The results of operations for the separate companies and combined amounts presented in the consolidated financial statements follow:

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                         1998         1997
                                                      ---------     --------
                                                          (IN THOUSANDS)
Sales:
  Pre-merger
    Advanced Energy ..............................    $  86,289     $141,923
    AEV ..........................................       18,436       33,835
  Post-merger ....................................       19,973           --
                                                      ---------     --------
     Consolidated ................................    $ 124,698     $175,758
                                                      =========     ========

Net (loss) income:
  Pre-merger
    Advanced Energy ..............................    $  (2,748)    $ 10,362
    AEV ..........................................       (3,859)       1,694
  Post-merger ....................................         (168)          --
  Merger cost ....................................       (2,742)          --
                                                      ---------     --------
     Consolidated ................................    $  (9,517)    $ 12,056
                                                      =========     ========

FST -- Effective September 3, 1998, the Company acquired substantially all of the assets of Fourth State Technology, Inc. ("FST"), a privately held, Texas-based designer and manufacturer of process controls used to monitor and analyze data in the RF process. The purchase price consisted of $2.5 million in cash, assumption of a $113,000 liability, and an earn-out provision which is based on profits over a twelve-quarter period beginning October 1, 1998. Approximately $2.6 million of the initial purchase price was allocated to intangible assets. During the fourth quarter of 1999, the Company accrued $240,000 to intangible assets as a result of the earn-out provision being met during the fifth quarter period. The results of operations of FST are included within the accompanying consolidated financial statements from the date of acquisition.

TOWER -- Effective August 15, 1997, the Company acquired all of the outstanding stock of Tower, a Minnesota-based designer and manufacturer of custom, high-performance switchmode power supplies used principally in the telecommunications, medical and non-impact printing industries. The purchase price consisted of $14.5 million in cash and a $1.5 million non-interest-bearing promissory note to the seller (the "Note"), which was paid in full during August 1998. Total consideration, including the effect of imputing interest on the Note, equaled $15,889,000. The acquisition was accounted for using the purchase method of accounting and resulted in a one-time charge of $3,080,000 for in-process research and development costs acquired as a result of the transaction. Acquisition costs totaled approximately $209,000.

The purchase price was allocated to the net assets of Tower as summarized below:

                                                               (In thousands)
     Cash and cash equivalents                                    $  1,714
     Accounts receivable                                             2,555
     Inventories                                                     2,691
     Deferred tax asset                                                 57
     Fixed assets                                                      280
     Goodwill                                                        7,490
     Purchased in-process research and development                   3,080
     Other assets                                                       39
     Accounts payable                                               (1,292)
     Accrued liabilities                                              (516)
                                                                  --------
                                                                  $ 16,098
                                                                  ========

The purchase agreement included a contingent purchase price based on Tower exceeding a certain sales level in 1998. No additional purchase price was recorded during 1998 as the sales level was not achieved.

The results of operations of Tower are included within the accompanying consolidated financial statements from the date of acquisition.

(4) PUBLIC OFFERING OF COMMON STOCK

In October 1997 the Company closed on an offering of its common stock. In connection with the offering, 1,000,000 shares of common shares were sold at a price of $31 per share, providing gross proceeds of $31,000,000, less $2,276,000 in offering costs.

In November 1999 the Company closed on an additional offering of its common stock. In connection with the offering, 1,000,000 shares of common shares were sold at a price of $39 per share, providing gross proceeds of $39,000,000, less $2,448,000 in offering costs.

(5) MARKETABLE SECURITIES - TRADING

MARKETABLE SECURITIES - TRADING are reported at their fair value and consisted of the following:

                                                          DECEMBER 31,
                                                      -------------------
                                                        1999       1998
                                                      --------    -------
                                                         (IN THOUSANDS)
Commercial paper .................................    $118,894    $12,290
Municipal bonds and notes ........................      67,453      2,815
Mutual funds .....................................          93        734
                                                      --------    -------
                                                      $186,440    $15,839
                                                      ========    =======

These marketable securities have original costs of $185,069,000 and $14,900,000 as of December 31, 1999 and 1998, respectively.

(6) ACCOUNTS RECEIVABLE - TRADE

ACCOUNTS RECEIVABLE - TRADE consisted of the following:

                                                            DECEMBER 31,
                                                      --------------------
                                                        1999        1998
                                                      --------     -------
                                                          (IN THOUSANDS)
Domestic .........................................    $ 19,269     $ 8,295
Foreign ..........................................      22,792       7,128
Allowance for doubtful accounts ..................        (537)       (582)
                                                      --------     -------
                                                      $ 41,524     $14,841
                                                      ========     =======


(7) INVENTORIES

INVENTORIES consisted of the following:

                                                          DECEMBER 31,
                                                      -------------------
                                                        1999       1998
                                                      --------    -------
                                                         (IN THOUSANDS)
Parts and raw materials ..........................    $ 17,029    $13,212
Work in process ..................................       2,523      1,934
Finished goods ...................................       5,922      6,266
                                                      --------    -------
                                                      $ 25,474    $21,412
                                                      ========    =======

(8) PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT consisted of the following:

                                                          DECEMBER 31,
                                                      --------------------
                                                        1999        1998
                                                      --------     -------
                                                          (IN THOUSANDS)
 Machinery and equipment .........................    $ 17,734     $14,680
 Computers and communication equipment ...........       8,731       7,306
 Furniture and fixtures ..........................       3,548       3,591
 Vehicles ........................................         136         155
 Leasehold improvements ..........................       4,516       3,904
                                                      --------     -------
                                                        34,665      29,636
 Less - accumulated depreciation .................     (17,990)    (14,316)
                                                      --------     -------
                                                      $ 16,675     $15,320
                                                      ========     =======

(9) NOTES PAYABLE

                                                                                        DECEMBER 31,
                                                                                     -----------------
                                                                                      1999       1998
                                                                                     -------     -----
                                                                                     (IN THOUSANDS)
Revolving line of credit of $30,000,000, expiring December 7, 2000, interest at bank's prime rate minus 1.25% or the LIBOR 360-day rate plus 150 basis points, (average 2.06848% during 1999, 2.02857% at December 31, 1999)
  This line includes $20,000,000 available for general use, with an option to convert up to $10,000,000 to a three-year term loan; additional advances up to $5,000,000 each for Optional Currency Rate Advances and
  Foreign Exchange Contracts. Borrowing base consists of the sum of 80% of eligible accounts receivable plus the lesser of 20% of eligible inventory or $5,000,000. Loan covenants provide certain financial restrictions related to working capital, leverage, net worth, payment and declaration
  of dividends and profitability ................................................    $ 1,958     $  --

Note payable to the New Jersey Economic Development Authority, with interest at 5%, principal and interest due monthly, matures January 2002
  and secured by machinery and equipment ........................................        216       316
                                                                                     -------     -----
                                                                                       2,174       316
Less -- current portion .........................................................     (2,058)     (100)
                                                                                     -------     -----
                                                                                     $   116     $ 216
                                                                                     =======     =====

(10) CONVERTIBLE SUBORDINATED NOTES PAYABLE

In November 1999 the Company issued $135 million of convertible subordinated notes payable at 5.25%. These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year beginning May 15, 2000. Net proceeds to the Company were approximately $130.5 million, after deducting $4.5 million of offering costs which have been capitalized and are being amortized over a period of 7 years. The notes may be converted, by the holder at any time, into shares of the Company's common stock at $49.53 per share, and are convertible by the Company on or after November 19, 2002 at conversion prices ranging from $100.75 to $103.00 per common share. At December 31, 1999, $886,000 of interest expense was accrued as a current liability.


(11) INCOME TAXES

For the years ended December 31, 1999, 1998 and 1997, the provision for income taxes consists of an amount for taxes currently payable and a provision for tax effects deferred to future periods. In 1997 the Company increased its statutory U.S. tax rate from 34% to 35%.

The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                       DECEMBER 31,
                             --------------------------------
                               1999        1998        1997
                             --------     -------     -------
                                      (IN THOUSANDS)
Federal .................    $  6,645     $(3,307)    $ 5,964
State and local .........       1,254        (475)      1,432
Foreign taxes ...........       2,278         882          71
                             --------     -------     -------
                             $ 10,177     $(2,900)    $ 7,467
                             ========     =======     =======
Current .................    $  9,145     $(2,108)    $ 9,124
Deferred ................       1,032        (792)     (1,657)
                             --------     -------     -------
                             $ 10,177     $(2,900)    $ 7,467
                             ========     =======     =======

The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31, 1999, 1998 and 1997:

                                                                                DECEMBER 31,
                                                                     --------------------------------
                                                                        1999        1998        1997
                                                                     --------     -------     -------
                                                                               (IN THOUSANDS)
Income tax expense (benefit) per federal statutory rate .........    $  9,479     $(4,346)    $ 6,808
State income taxes, net of federal deduction ....................         815        (309)        830
Foreign sales corporation .......................................        (331)         --        (209)
Nondeductible merger costs ......................................        (228)        960          --
Nondeductible goodwill amortization .............................         353         353         132
Nondeductible purchased in-process research and development .....          --          --       1,078
Other permanent items, net ......................................         (94)       (191)        (22)
Effect of foreign taxes .........................................       1,000          80         275
Foreign operating loss with no benefit provided .................          --         610          --
Change in valuation allowance ...................................        (717)        107        (530)
Tax credits .....................................................        (100)       (164)       (511)
Other ...........................................................          --          --        (384)
                                                                     --------     -------     -------
                                                                     $ 10,177     $(2,900)    $ 7,467
                                                                     ========     =======     =======

The Company's deferred income taxes assets are summarized as follows:

                                                             DECEMBER 31, 1999      CHANGE       DECEMBER 31, 1998
                                                             -----------------      ------       -----------------
                                                                              (IN THOUSANDS)
Employee bonuses .......................................          $   --          $   (67)          $    67
Warranty reserve .......................................             512              103               409
Bad debt reserve .......................................             196               (9)              205
Vacation accrual .......................................             488              211               277
Obsolete and excess inventory ..........................             740             (515)            1,255
Foreign operating loss carryforwards ...................              --           (1,253)            1,253
Research and development credit carryforwards ..........              --             (324)              324
Alternative minimum tax credit carryforwards ...........              --             (276)              276
Investment in LITMAS ...................................             343              112               231
Depreciation and amortization ..........................             428              256               172
Other ..................................................             373               13               360
Less: Valuation allowance on foreign operating loss
  carryforwards ........................................              --              717              (717)
                                                                  ------          -------           -------
                                                                  $3,080          $(1,032)          $ 4,112
                                                                  ======          =======           =======

The domestic versus foreign component of the Company's net income (loss) before income taxes at December 31, 1999, 1998 and 1997, was as follows:

                                          DECEMBER 31,
                              -----------------------------------
                                1999          1998         1997
                              --------      --------      -------
                                         (IN THOUSANDS)
Domestic ................     $ 21,385      $(12,891)     $18,594
Foreign .................        5,699           474          929
                              --------      --------      -------
                              $ 27,084      $(12,417)     $19,523
                              ========      ========      =======

(12) RETIREMENT PLAN

The Company has a 401(k) Profit Sharing Plan which covers all full-time employees who have completed six months of full-time continuous service and are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law. Participants are immediately vested in their contributions.

The Company may make discretionary contributions based on corporate financial results for the fiscal year. Effective January 1, 1998, the Company increased its matching contribution for participants in the 401(k) Plan up to a 50% matching on contributions by employees up to 6% of the employee's compensation. The Company's total contributions to the plan were approximately $831,000, $746,000 and $620,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Vesting in the profit sharing contribution account is based on years of service, with a participant fully vested after five years of credited service.

(13) COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

The Company finances a portion of its property and equipment under capital lease obligations at interest rates ranging from 7.63% to 8.96%. The future minimum lease payments under capitalized lease obligations as of December 31, 1999 are as follows:

                                                                     (IN THOUSANDS)
      2000........................................................       $  89
      2001........................................................          52
                                                                         -----
              Total minimum lease payments........................         141
              Less -- amount representing interest................         (10)
              Less -- current portion.............................         (89)
                                                                         -----
                                                                         $  42
                                                                         =====

OPERATING LEASES

The Company has various operating leases for automobiles, equipment, and office and production space (Note 15). Lease expense under operating leases was approximately $4,628,000, $4,556,000 and $2,976,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The future minimum rental payments required under noncancelable operating leases as of December 31, 1999 are as follows:

                                                                     (IN THOUSANDS)
      2000........................................................       $ 4,554
      2001........................................................         3,486
      2002........................................................         2,903
      2003........................................................         2,512
      2004........................................................         2,200
      Thereafter..................................................         8,274
                                                                         -------
                                                                         $23,929
                                                                         =======

GUARANTEE

Subsequent to year-end, the Company extended a guarantee for a $2,500,000 bank term loan through March 31, 2000, entered into by a non-public entity that serves as a supplier to the Company. An officer of the Company serves as a director of such entity. The Company has received warrants to purchase shares of the supplier for providing this guarantee. No value has currently been assigned to these warrants.

(14) FOREIGN OPERATIONS

The Company operates in a single operating segment with operations in the U.S., Asia and Europe. The following is a summary of the Company's foreign operations:

                                                                         YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                   1999           1998            1997
                                                                 ---------      ---------      ---------
                                                                             (IN THOUSANDS)
Sales:
  Originating in Japan to unaffiliated customers ...........     $  16,270      $   6,300      $  11,431
  Originating in Europe to unaffiliated customers ..........        12,724          8,489          7,487
  Originating in U.S. and sold to foreign customers ........        22,767         20,457         21,885
  Originating in U.S. and sold to domestic customers .......       130,762         89,452        134,955
  Originating in South Korea to unaffiliated customers .....         1,435             --             --
  Transfers between geographic areas .......................        24,053         10,304         14,523
  Intercompany eliminations ................................       (24,053)       (10,304)       (14,523)
                                                                 ---------      ---------      ---------
                                                                 $ 183,958      $ 124,698      $ 175,758
                                                                 =========      =========      =========
Income (loss) from operations:
  Japan ....................................................     $   1,758      $  (1,505)     $     (73)
  Europe ...................................................         2,379          1,722          1,488
  U.S ......................................................        21,405        (12,971)        18,602
  South Korea ..............................................           188           (186)            --
  Intercompany eliminations ................................          (389)           165           (303)
                                                                 ---------      ---------      ---------
                                                                 $  25,341      $ (12,775)     $  19,714
                                                                 =========      =========      =========

Identifiable assets:
  Japan ....................................................     $  13,967      $   6,039
  Europe ...................................................        11,950          5,073
  U.S ......................................................       332,383        120,675
  South Korea ..............................................         1,393            610
  Intercompany eliminations ................................       (47,308)       (31,362)
                                                                 ---------      ---------
                                                                 $ 312,385      $ 101,035
                                                                 =========      =========

Intercompany sales among the Company's geographic areas are recorded on the basis of intercompany prices established by the Company.

(15) RELATED PARTY TRANSACTIONS

The Company leases office and production spaces from a limited liability partnership consisting of certain officers of the Company and other individuals. The leases relating to these spaces expire in 2009 and 2011 with monthly payments of approximately $52,000 and $58,000, respectively.

The Company also leases other office and production space from another limited liability partnership consisting of certain officers of the Company and other individuals. The lease relating to this space expires in 2002 with a monthly payment of approximately $28,000.

Approximately $1,693,000, $1,359,000 and $1,320,000 was charged to rent expense attributable to these leases for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company leases, for business purposes, a condominium owned by a partnership of certain stockholders. The Company paid the partnership approximately $36,000 for each of the years ended December 31, 1999, 1998 and 1997, relating to this lease.

In prior years, certain stockholders of the Company exercised options to purchase shares of the Company's common stock in exchange for notes receivable in the amount of the exercise price. These notes receivable and accrued interest have been paid in full.

(16) MAJOR CUSTOMERS

The Company's sales to major customers (purchases in excess of 10% of total sales) are to entities which are primarily manufacturers of semiconductor capital equipment and disk storage equipment and, for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                     DECEMBER 31,
                                 --------------------
                                 1999    1998    1997
                                 ----    ----    ----
Customer A ...................     32 %    23%     31%
Customer B ...................      7%      7%     11%
Customer C ...................      7%     10%      5%
                                 ----    ----    ----
                                   46%     40%     47%
                                 ====    ====    ====

(17) FORWARD CONTRACTS

AE-Japan enters into foreign currency forward contracts to buy U.S. dollars to hedge its payable position arising from trade purchases and intercompany transactions with its parent. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in other currencies will be adversely affected by changes in exchange rates. Foreign currency forward contracts are entered into with a major commercial Japanese bank that has a high credit rating and the Company does not expect the counterparty to fail to meet its obligations under outstanding contracts. Foreign currency gains and losses under the above arrangements are not deferred. The Company generally enters into foreign currency forward contracts with maturities ranging from 1 to 4 months, with contracts outstanding at December 31, 1999, maturing through April 2000. At December 31, 1999, the Company held foreign forward exchange contracts with nominal amounts of $4,500,000 and market settlement amounts of $4,498,000 for an unrealized gain position of $2,000.

(18) STOCK PLANS

EMPLOYEE STOCK OPTION PLAN -- During 1993 the Company adopted an Employee Stock Option Plan (the "Employee Option Plan") which was amended and restated in September 1995, February 1998 and February 1999. The Employee Option Plan allows issuance of incentive stock options, non-qualified options, and stock purchase rights. The exercise price of incentive stock options shall not be less than 100% of the stock's fair market value on the date of grant. The exercise price of non-qualified stock options shall not be less than 50% of the stock's fair market value on the date of grant. Options issued in 1999, 1998 and 1997 were issued at 100% of fair market value with typical vesting over three to five years. Under the Employee Option Plan, the Company has the discretion to accelerate the vesting period. The options are exercisable for ten years from the date of grant. The Company has reserved 5,625,000 shares of common stock for the issuance of stock under the Employee Option Plan, which terminates in June 2003.

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

EMPLOYEE STOCK PURCHASE PLAN -- In September 1995 stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") covering an aggregate of 200,000 shares of common stock. Employees are eligible to participate in the Stock Purchase Plan if employed by the Company for at least 20 hours per week during at least five months per calendar year. Participating employees may have up to 15% (subject to a 5% limitation set by the Company) of their earnings or a maximum of $1,250 per six month period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value on the commencement date of each offering period or the relevant purchase date. During 1999, 1998 and 1997, employees purchased an aggregate of

22,390, 20,264 and 8,186 shares under the Stock Purchase Plan, respectively.

NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN -- In September 1995 the Company adopted the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan") covering 50,000 shares of common stock. In February 1999 the plan was amended to increase the number of shares of common stock issuable under such plan to 100,000 shares of common stock. The Directors Plan provides for automatic grants of non-qualified stock options to directors of the Company who are not employees of the Company ("Outside Directors"). Pursuant to the Directors Plan, upon becoming a director of the Company, each Outside Director will be granted an option to purchase 7,500 shares of common stock. Such options will be immediately exercisable as to 2,500 shares of common stock, and will vest as to 2,500 shares of common stock on each of the second and third anniversaries of the grant date. On each anniversary of the date on which a person became an Outside Director, an option for an additional 2,500 shares is granted. Such additional options vest on the third anniversary of the date of grant. Options will expire ten years after the grant date, and the exercise price of the options will be equal to the fair market value of the common stock on the grant date. The Directors Plan terminates September 2005.

The following summarizes the activity relating to options for the years ended December 31, 1999, 1998 and 1997:

                                                            1999                      1998                    1997
                                                     --------------------------------------------------------------------------
                                                                        (IN THOUSANDS, EXCEPT SHARE PRICES)

                                                              Weighted-Average       Weighted-Average          Weighted-Average
                                                                 Exercise                 Exercise                  Exercise
                                                     Shares        Price       Shares      Price      Shares         Price
                                                     ------        -----       ------      -----      ------         -----
Stock options:
  Incentive stock options --
     Options outstanding at beginning
       of period ............................         1,987       $  9.01      1,475      $  7.02      1,017        $  3.57
     Granted ................................           377         31.69        937        10.23        731          11.60
     Exercised ..............................          (487)         8.44       (219)        3.35       (225)          3.25
     Terminated .............................           (67)        10.44       (206)        6.35        (48)          4.96
                                                     ------                   ------                  ------
     Options outstanding at end of period ...         1,810         13.82      1,987         9.01      1,475           7.02
                                                     ======                   ======                  ======
     Options exercisable at end of period ...           801          9.10        651         6.89        489           4.35
                                                     ======                   ======                  ======
Weighted-average fair value of
       options granted during the period ....     $   19.26                   $ 6.71                  $ 7.41
                                                  =========                   ======                  ======
     Price range of outstanding options .....     $0.67-$44.97            $0.67-$31.63            $0.67-$31.63
                                                  ============            ============            ============
     Price range of options terminated ......     $3.88-$28.16            $0.83-$12.75            $ 3.40-$9.00
                                                  ============            ============            ============
Non-employee directors stock options--
     Options outstanding at beginning
       of period ............................            45       $ 12.18         25      $ 14.67         20        $  9.82
    Granted .................................            18         32.94         20         7.55         17          16.64
    Exercised ...............................            (3)        11.05        --          --           (2)          7.13
    Terminated ..............................            --         --           --          --          (10)          9.82
                                                     ------                   ------                  ------
    Options outstanding at end of period ....            60         18.34         45        11.61         25          14.67
                                                     ======                   ======                  ======
    Options exercisable at end of period ....            22         17.27         15        11.40          8          14.62
                                                     ======                   ======                  ======
Weighted-average fair value of options
     granted during the period ..............     $   20.11                   $ 4.93                 $ 11.43
                                                  =========                   ======                 =======
    Price range of outstanding options ......   $6.13- $36.94              $8.63-$29.88            $8.63-$31.63
                                                =============              ============            ============
    Price range of options terminated .......     $   --                      $  --                $6.13-$11.05
                                                  ======                      =====                ============

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

For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                 1999           1998          1997
                                                                 ----           ----          ----
                  Risk-free interest rates                        5.92%        5.06%         6.17%
                  Expected dividend yield rates                    0.0%         0.0%          0.0%
                  Expected lives                                4 years      4 years       4 years
                  Expected volatility                            77.33%       87.48%       101.16%

The total fair value of options granted was computed to be approximately $7,605,000, $6,056,000 and $4,912,000 for the years ended December 31, 1999,
1998 and 1997, respectively. These amounts are amortized ratably over the vesting period of the options. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures and tax, was approximately $2,999,000, $2,033,000 and $906,000 for 1999, 1998 and 1997, respectively.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income would have been reduced to the following pro forma amounts:

                                                  1999           1998          1997
                                                ------------------------------------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
    Net Income (Loss):
       As reported                              $16,838      $  (9,517)    $ 12,056
       Pro forma                                 13,839        (11,550)      11,150
    Diluted Earnings (Loss) Per Share:
       As reported                              $  0.59      $   (0.36)    $   0.46
       Pro forma                                   0.49          (0.43)        0.42

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The following table summarizes information about the stock options outstanding at December 31, 1999:

                                                        Options Outstanding          Options Exercisable
                                                   --------------------------  -----------------------------
                                                    Weighted-
                                                     Average       Weighted-                    Weighted-
                                                    Remaining      Average                      Average
      Year           Range of         Number       Contractual     Exercise       Number        Exercise
    Granted      Exercise Prices    Outstanding       Life         Price       Exercisable      Price
-----------     -----------------   -----------    -----------     ---------   -----------    --------------
1993 - 1994     $ 0.67  to $ 8.76      43,000       4.0 years      $ 2.69        43,000       $  2.69
       1995     $ 2.57  to $11.05      40,000       5.0 years      $ 6.42        39,000       $  6.42
       1996     $ 3.88  to $11.05     176,000       6.6 years      $ 4.97       165,000       $  4.99
       1997     $ 7.13  to $31.63     468,000       6.9 years      $11.46       320,000       $ 11.16
       1998     $ 6.75  to $17.32     756,000       8.5 years      $10.03       241,000       $ 10.27
       1999     $26.63  to $44.97     387,000       9.3 years      $31.80        15,000       $ 33.06
                                    ---------       ---------      ------       -------       -------
                                    1,870,000       7.9 years      $14.15       823,000       $  9.39
                                    =========       =========      ======       =======       =======

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT
                                            BEGINNING OF  ADDITIONS CHARGED               BALANCE AT
                                               PERIOD        TO EXPENSE     DEDUCTIONS   END OF PERIOD
                                               ------        ----------     ----------   -------------
                                                                  (IN THOUSANDS)
   Year ended December 31, 1997:
     Inventory obsolescence reserve....      $ 2,077        $ 4,526          $ 3,322      $ 3,281
     Allowance for doubtful accounts...          382            263               58          587
                                             -------        -------          -------      -------
                                             $ 2,459        $ 4,789          $ 3,380      $ 3,868
                                             =======        =======          =======      =======
   Year ended December 31, 1998:
     Inventory obsolescence reserve....      $ 3,281        $ 6,712          $ 7,367      $ 2,626
     Allowance for doubtful accounts...          587             77               82          582
                                             -------        -------          -------      -------
                                             $ 3,868        $ 6,789          $ 7,449      $ 3,208
                                             =======        =======          =======      =======
   Year ended December 31, 1999:
     Inventory obsolescence reserve....      $ 2,626        $ 4,867          $ 5,576      $ 1,917
     Allowance for doubtful accounts...          582             39               84          537
                                             -------        -------          -------      -------
                                             $ 3,208        $ 4,906          $ 5,660      $ 2,454
                                             =======        =======          =======      =======

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

PART III

    In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to the Advanced Energy's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders (the "Proxy Statement"), as set forth below. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of 1999.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth in the Proxy Statement under the captions "Proposal 1/ Election of Directors--Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" and in Part I of this Form 10-K under the caption "Executive Officers of the Company" is incorporated herein by reference.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                 page
                                                                                                 ----
(a)  (i) Financial Statements:
           Reports of Independent Public Accountants                                             48
           Consolidated Financial Statements:
              Balance Sheets at December 31, 1999 and 1998                                       50
              Statement of Operations for each of the three years
                 in the period ended December 31, 1999                                           52
              Statement of Stockholders' Equity for each of the
                 three years in the period ended December 31, 1999                               53
              Statement of Cash Flows for each of the three years
                 in the period ended December 31, 1999                                           54
           Notes to Consolidated Financial Statements                                            55
     (ii) Financial Statement Schedules for each of the three years in the period ended December 31, 1999
         Schedule II--Valuation and Qualifying Accounts                                          68
    (iii)Exhibits:

        2.1 Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among the Company, Warpspeed, Inc., a wholly owned subsidiary of the Company, and RF Power Products, Inc.(1)

        3.1 The Company's Restated Certificate of Incorporation, as amended(2)

        3.2     The Company's By-laws(3)

        4.1     Form of Specimen Certificate for the Company's Common Stock(3)

        4.2 Indenture dated November 1, 1999 between State Street Bank and Trust Company of California, N.A., as trustee, and the Company (including form of 5 1/4% Convertible Subordinated Note due
                2006)

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

        10.1 Comprehensive Supplier Agreement, dated May 18, 1998, between Applied Materials Inc. and the Company(1)+

        10.2 Purchase Order and Sales Agreement, dated October 12, 1999, between Lam Research Corporation and the Company

        10.3 Purchase Agreement, dated November 1, 1995, between Eaton Corporation and the Company(4)+

        10.4 Loan and Security Agreement, dated August 15, 1997, among Silicon Valley Bank, Bank of Hawaii and the Company(5)

        10.5 Loan Agreement dated December 8, 1997, by and among Silicon Valley Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower(6)

        10.6 Lease, dated June 12, 1984, amended June 11, 1992, between Prospect Park East Partnership and the Company for property in Fort Collins, Colorado(3)

        10.7 Lease, dated March 14, 1994, as amended, between Sharp Point Properties, L.L.C., and the Company for property in Fort Collins, Colorado(3)

        10.8 Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C. and the Company for a building in Fort Collins, Colorado(3)

        10.9 Lease agreement, dated March 18, 1996, and amendments dated June 21, 1996 and August 30, 1996, between RF Power Products, Inc., and Laurel Oak Road, L.L.C. for property in Voorhees, New Jersey(7)

        10.10   Form of Indemnification Agreement(3)

        10.11 Employment Agreement, dated June 1, 1998, between RF Power Products, Inc., and Joseph Stach(8)

        10.12   1995 Stock Option Plan, as amended and restated(8)*

        10.13   1995 Non-Employee Directors' Stock Option Plan(8)*

        10.14 License Agreement, dated May 13, 1992 between RF Power Products and Plasma-Therm, Inc.(9)

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

        21.1    Subsidiaries of the Company

        23.1    Consent of Arthur Andersen LLP, Independent Accountants

        23.2    Consent of KPMG LLP, Independent Accountants

        24.1 Power of Attorney (included on the signature pages to this Annual Report on Form 10-K)

        27.1    Financial Data Schedule for the year ended December 31, 1999

 (b) The Company filed a report on Form 8-K on November 8, 1999. The report contains the Company's press release, dated October 11, 1999, announcing the Company's financial results for the third fiscal quarter of 1999 and nine-month period ended September 30, 1999.

---------------

        (1) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-26966), filed August 7, 1998.

        (2) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-26966), filed July 28, 1999.

        (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

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

        (9) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.



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


                                        ADVANCED ENERGY INDUSTRIES, INC.
                                        -------------------------------------
                                        (Registrant)


                                        /s/ Douglas S. Schatz
                                        -------------------------------------
                                        Douglas S. Schatz
                                        Chief Executive Officer and Chairman
                                        of the Board

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

    Signatures                                       Title                                   Date
    /s/ Douglas S. Schatz                            Chief Executive Officer and             March 20, 2000
    ---------------------------------                Chairman of the Board
    Douglas S. Schatz                                (Principal Executive Officer)

    /s/ Hollis L. Caswell                            President, Chief Operating Officer      March 20, 2000
    ---------------------------------                and Director
    Hollis L. Caswell

    /s/ Richard P. Beck                              Senior Vice President, Chief Financial  March 20, 2000
    ---------------------------------                Officer, Assistant Secretary and
    Richard P. Beck                                  Director (Principal Financial Officer
                                                     and Principal Accounting Officer)

    /s/ G. Brent Backman                             Director                                March 20, 2000
    ---------------------------------
    G. Brent Backman

    /s/ Elwood Spedden                               Director                                March 20, 2000
    ---------------------------------
    Elwood Spedden

    /s/ Arthur A. Noeth                              Director                                March 20, 2000
    ---------------------------------
    Arthur A. Noeth

    /s/ Gerald Starek                                Director                                March 20, 2000
    ---------------------------------
    Gerald Starek

    /s/ Arthur W. Zafiropoulo                        Director                                March 20, 2000
    ---------------------------------
    Arthur W. Zafiropoulo

                                  EXHIBIT INDEX


        2.1 Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among the Company, Warpspeed, Inc., a wholly owned subsidiary of the Company, and RF Power Products, Inc.(1)

        3.1 The Company's Restated Certificate of Incorporation, as amended(2)

        3.2     The Company's By-laws(3)

        4.1     Form of Specimen Certificate for the Company's Common Stock(3)

        4.2 Indenture dated November 1, 1999 between State Street Bank and Trust Company of California, N.A., as trustee, and the Company (including form of 5 1/4% Convertible Subordinated Note due
                2006)

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

        10.1 Comprehensive Supplier Agreement, dated May 18, 1998, between Applied Materials Inc. and the Company(1)+

        10.2 Purchase Order and Sales Agreement, dated October 12, 1999, between Lam Research Corporation and the Company

        10.3 Purchase Agreement, dated November 1, 1995, between Eaton Corporation and the Company(4)+

        10.4 Loan and Security Agreement, dated August 15, 1997, among Silicon Valley Bank, Bank of Hawaii and the Company(5)

        10.5 Loan Agreement dated December 8, 1997, by and among Silicon Valley Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower(6)

        10.6 Lease, dated June 12, 1984, amended June 11, 1992, between Prospect Park East Partnership and the Company for property in Fort Collins, Colorado(3)

        10.7 Lease, dated March 14, 1994, as amended, between Sharp Point Properties, L.L.C., and the Company for property in Fort Collins, Colorado(3)

        10.8 Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C. and the Company for a building in Fort Collins, Colorado(3)

        10.9 Lease agreement, dated March 18, 1996, and amendments dated June 21, 1996 and August 30, 1996, between RF Power Products, Inc., and Laurel Oak Road, L.L.C. for property in Voorhees, New Jersey(7)

        10.10   Form of Indemnification Agreement(3)

        10.11 Employment Agreement, dated June 1, 1998, between RF Power Products, Inc., and Joseph Stach(8)

        10.12   1995 Stock Option Plan, as amended and restated(8)*

        10.13   1995 Non-Employee Directors' Stock Option Plan(8)*

        10.14 License Agreement, dated May 13, 1992 between RF Power Products and Plasma-Therm, Inc.(9)

        10.15 Lease Agreement dated March, 1996 and amendments dated June 21, 1996 and August 30, 1996 between RF Power Products, Inc. and Laurel Oak Road, L.L.C. for office, manufacturing and warehouse space at 1007 Laurel Oak Road, Voorhees, New Jersey(7)

        10.16 Direct Loan Agreement dated December 20, 1996, between RF Power Products, Inc. and the New Jersey Economic Development Authority(7)

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

        27.1    Financial Data Schedule for the year ended December 31, 1999

 ---------------

        (1) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-26966), filed August 7, 1998.

        (2) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-26966), filed July 28, 1999.

        (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

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

        (9) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.


         *        Compensation Plan

         + Confidential treatment has been granted for portions of this agreement.