Form 10-Q
period 2000-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2000-04-18
CIK 927003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________  to __________.

                         Commission file number: 0-26966

                        ADVANCED ENERGY INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                               84-0846841
---------------------------------------------          -------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)

1625 SHARP POINT DRIVE, FORT COLLINS, CO               80525
----------------------------------------               -------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

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

As of April 14, 2000, there were 28,493,502 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                        ADVANCED ENERGY INDUSTRIES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION

    ITEM 1.       FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                  March 31, 2000 and December 31, 1999                                   3

                  Consolidated Statements of Operations -
                  Three months ended March 31, 2000 and 1999                             4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2000 and 1999                             5

                  Notes to consolidated financial statements                             6

    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                10

    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK                                                       15

PART II    OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS                                                     17

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                             17

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                       17

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   17

    ITEM 5.       OTHER INFORMATION                                                     17

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                      17

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             MARCH 31,   DECEMBER 31,
                                                                               2000          1999
                                                                            (UNAUDITED)
                                                                            -----------  ------------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................................................   $ 17,148   $ 19,352
  Marketable securities - trading ..........................................    198,718    186,440
  Accounts receivable, net .................................................     48,899     43,343
  Income tax receivable ....................................................          6      1,224
  Inventories ..............................................................     28,302     25,474
  Other current assets .....................................................      2,073      1,708
  Deferred income tax assets, net ..........................................      3,080      3,080
                                                                               --------   --------
      Total current assets .................................................    298,226    280,621
                                                                               --------   --------

PROPERTY AND EQUIPMENT, net ................................................     16,997     16,675

OTHER ASSETS:
  Deposits and other .......................................................        506        533
  Goodwill and intangibles, net ............................................      7,604      7,949
  Demonstration and customer service equipment, net ........................      2,075      2,197
  Deferred debt issuance costs, net ........................................      4,250      4,410
                                                                               --------   --------
      Total assets .........................................................   $329,658   $312,385
                                                                               ========   ========



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable trade ...................................................   $ 11,844   $ 14,481
  Accrued payroll and employee benefits ....................................      9,080      7,341
  Other accrued expenses ...................................................      2,223      2,207
  Customer deposits ........................................................        791        804
  Accrued income taxes payable .............................................      3,999        886
  Current portion of long-term debt ........................................      3,102      2,147
  Accrued interest payable on convertible subordinated notes ...............      2,658        886
                                                                               --------   --------
      Total current liabilities ............................................     33,697     28,752
                                                                               --------   --------

LONG-TERM LIABILITIES:
  Capital lease obligations and notes payable, net of current portion ......        111        158
  Convertible subordinated notes payable ...................................    135,000    135,000
                                                                               --------   --------
                                                                                135,111    135,158
                                                                               --------   --------
      Total liabilities ....................................................    168,808    163,910
                                                                               --------   --------

MINORITY INTEREST ..........................................................        111        128
                                                                               --------   --------

STOCKHOLDERS' EQUITY .......................................................    160,739    148,347
                                                                               --------   --------
      Total liabilities and stockholders' equity ...........................   $329,658   $312,385
                                                                               ========   ========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                    2000            1999
                                                                 (UNAUDITED)     (UNAUDITED)
                                                                 -----------     ------------

SALES ......................................................     $   67,171      $   32,728
COST OF SALES ..............................................         34,997          19,630
                                                                 ----------      ----------
   Gross profit ............................................         32,174          13,098
                                                                 ----------      ----------
OPERATING EXPENSES:
  Research and development .................................          7,792           5,852
  Sales and marketing ......................................          4,871           3,305
  General and administrative ...............................          4,642           2,870
                                                                 ----------      ----------
   Total operating expenses ................................         17,305          12,027
                                                                 ----------      ----------
INCOME FROM OPERATIONS .....................................         14,869           1,071
OTHER INCOME (EXPENSE) .....................................            251             (39)
                                                                 ----------      ----------
   Net income before income taxes and minority interest ....         15,120           1,032
PROVISION FOR INCOME TAXES .................................          5,141             498
MINORITY INTEREST IN NET LOSS ..............................            (17)             --
                                                                 ----------      ----------
NET INCOME .................................................     $    9,996      $      534
                                                                 ==========      ==========

BASIC EARNINGS PER SHARE ...................................     $     0.35      $     0.02
                                                                 ==========      ==========
DILUTED EARNINGS PER SHARE .................................     $     0.34      $     0.02
                                                                 ==========      ==========

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ...........         28,374          26,834
                                                                 ==========      ==========
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING .........         29,725          28,027
                                                                 ==========      ==========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                               ----------------------------
                                                                                                  2000              1999
                                                                                               (UNAUDITED)      (UNAUDITED)
                                                                                               -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................................     $     9,996      $       534
  Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization .......................................................           2,117            1,664
     Amortization of deferred debt issuance costs ........................................             160               --
     Minority interest ...................................................................             (17)              --
     Provision for deferred income taxes .................................................              --               58
     Gain on disposal of property and equipment ..........................................             (92)              --
     Earnings from marketable securities, net ............................................          (2,278)            (168)
     Writedown of LITMAS investment ......................................................              --              200
     Changes in operating assets and liabilities --
       Accounts receivable-trade, net ....................................................          (5,422)          (6,028)
       Related parties and other receivables .............................................            (134)            (117)
       Inventories .......................................................................          (2,828)            (886)
       Other current assets ..............................................................            (365)            (521)
       Deposits and other ................................................................              27               16
       Demonstration and customer service equipment ......................................             (76)             221
       Accounts payable, trade ...........................................................          (2,667)           1,742
       Accrued payroll and employee benefits .............................................           1,739              848
       Customer deposits and other accrued expenses ......................................           1,775               79
       Income taxes payable/receivable, net ..............................................           4,331              853
                                                                                               -----------      -----------
          Net cash provided by (used in) operating activities ............................           6,266           (1,505)
                                                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities ......................................................         (10,000)              --
  Sale of marketable securities ..........................................................              --            1,001
  Proceeds from sale of equipment ........................................................             150               --
  Purchase of property and equipment, net ................................................          (1,924)          (1,152)
                                                                                               -----------      -----------
          Net cash used in investing activities ..........................................         (11,774)            (151)
                                                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change from notes payable and capital lease obligations ............................             908              290
  Sale of common stock ...................................................................           2,541            1,167
                                                                                               -----------      -----------
          Net cash provided by financing activities ......................................           3,449            1,457
                                                                                               -----------      -----------

EFFECT OF CURRENCY TRANSLATION ON CASH ...................................................            (145)            (341)
                                                                                               -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS ....................................................          (2,204)            (540)
CASH AND CASH EQUIVALENTS, beginning of period ...........................................          19,352           12,295
                                                                                               -----------      -----------
CASH AND CASH EQUIVALENTS, end of period .................................................     $    17,148      $    11,755
                                                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .................................................................     $        15      $         8
                                                                                               ===========      ===========
  Cash paid (received) for income taxes, net .............................................     $     2,480      $      (452)
                                                                                               ===========      ===========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at March 31, 2000 and December 31, 1999, and the results of the Company's operations and cash flows for the three-month periods ended March 31, 2000 and 1999.

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


(2) ACQUISITIONS

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

    AEV -- On October 8, 1998, RF Power Products, Inc., since renamed Advanced Energy Voorhees, Inc. ("AEV"), a New Jersey-based designer and manufacturer of radio frequency power systems, matching networks and peripheral products primarily for original equipment providers in the semiconductor capital equipment, commercial coating, flat panel display and analytical instrumentation markets, was merged with a wholly owned subsidiary of the Company. The Company issued approximately 4 million shares of its common stock to the former shareholders of AEV. In addition, outstanding AEV stock options were converted into options to purchase approximately 148,000 shares of the Company's common stock.

    The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined balance sheet, statements of operations and cash flows of AEV as though it had always been part of the Company.

    FST -- Effective September 3, 1998, the Company acquired substantially all of the assets of Fourth State Technology, Inc. ("FST"), a privately held, Texas-based designer and manufacturer of process controls used to monitor and analyze data in the RF process. The purchase price consisted of $2.5 million in cash, assumption of a $113,000 liability, and an earn-out provision, which is based on profits over a twelve-quarter period beginning October 1, 1998. Approximately $2.6 million of the initial purchase price was allocated to intangible assets. During the fourth quarter of 1999, the Company accrued $240,000 to intangible assets as a result of the earn-out provision being met during the fifth quarter period. The results of operations of FST are included within the accompanying consolidated financial statements from the date of acquisition.

(3) MARKETABLE SECURITIES

    MARKETABLE SECURITIES consisted of the following:

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                         2000             1999
                                                                                     (UNAUDITED)
                                                                                     ------------     ------------
                                                                                            (IN THOUSANDS)
     Commercial paper ..........................................................     $    160,028     $    118,894
     Municipal bonds and notes .................................................           38,427           67,453
     Money market mutual funds .................................................              263               93
                                                                                     ------------     ------------
     Total marketable securities ...............................................     $    198,718     $    186,440
                                                                                     ============     ============


(4) ACCOUNTS RECEIVABLE

    ACCOUNTS RECEIVABLE consisted of the following:

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                         2000             1999
                                                                                     (UNAUDITED)
                                                                                     ------------     ------------
                                                                                            (IN THOUSANDS)
     Domestic ..................................................................     $     24,669     $     19,269
     Foreign ...................................................................           22,820           22,792
     Allowance for doubtful accounts ...........................................             (543)            (537)
                                                                                     ------------     ------------
     Trade accounts receivable .................................................           46,946           41,524
     Related parties ...........................................................               59               32
     Other .....................................................................            1,894            1,787
                                                                                     ------------     ------------
     Total accounts receivable .................................................     $     48,899     $     43,343
                                                                                     ============     ============


(5) INVENTORIES

    INVENTORIES consisted of the following:

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                         2000             1999
                                                                                     (UNAUDITED)
                                                                                     ------------     ------------
                                                                                            (IN THOUSANDS)
     Parts and raw materials ...................................................     $     18,300     $     17,029
     Work in process ...........................................................            3,944            2,523
     Finished goods ............................................................            6,058            5,922
                                                                                     ------------     ------------
     Total inventories .........................................................     $     28,302     $     25,474
                                                                                     ============     ============


(6) STOCKHOLDERS' EQUITY

    STOCKHOLDERS' EQUITY consisted of the following:

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                         2000             1999
                                                                                     (UNAUDITED)
                                                                                     ------------     ------------
                                                                                    (IN THOUSANDS, EXCEPT PAR VALUE)
     Common stock, $0.001 par value, 40,000 shares authorized;
         28,492 and 28,250 shares issued and outstanding at March 31, 2000
         and December 31, 1999, respectively ...................................     $         28     $         28
     Additional paid-in capital ................................................          105,773          103,232
     Retained earnings .........................................................           55,973           45,977
     Accumulated other comprehensive loss ......................................           (1,035)            (890)
                                                                                     ------------     ------------
     Total stockholders' equity ................................................     $    160,739     $    148,347
                                                                                     ============     ============

(7) ACCOUNTING STANDARDS

    COMPREHENSIVE INCOME -- In June 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. Comprehensive income for the Company consists of net income and foreign currency translation adjustments as presented below. The adoption of SFAS No. 130 in fiscal 1998 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

                                                                     THREE MONTHS       THREE MONTHS
                                                                         ENDED              ENDED
                                                                    MARCH 31, 2000     MARCH 31, 1999
                                                                      (UNAUDITED)        (UNAUDITED)
                                                                    --------------     --------------
                                                                             (IN THOUSANDS)
    Net income, as reported ....................................     $      9,996      $        534
    Adjustment to arrive at comprehensive net income:
      Cumulative translation adjustment ........................             (145)             (341)
                                                                     ------------      ------------
    Comprehensive net income ...................................     $      9,851      $        193
                                                                     ============      ============

    SEGMENT REPORTING -- In June 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 was effective for the Company beginning fiscal 1998. Management operates and manages its business of supplying power conversion and control systems as one operating segment, as their products have similar economic characteristics and production processes.

    DERIVATIVE HEDGING ACTIVITIES -- In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activity. SFAS No. 133, as amended by SFAS No. 137 in June 1999, is effective for the Company for all periods in fiscal year 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The Company has not yet evaluated the impact that the adoption of SFAS No. 133 will have on the financial statements.

    REVENUE RECOGNITION -- In December 1999 the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending June 30, 2000. Management does not believe that the adoption of SAB No. 101 will have a material effect on the Company's financial position or results of operations.

(8) CONVERTIBLE SUBORDINATED NOTES PAYABLE

    In November 1999 the Company issued $135 million of convertible subordinated notes payable at 5.25%. These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year beginning May 15, 2000. Net proceeds to the Company were approximately $130.5 million, after deducting $4.5 million of offering costs, which have been capitalized and are being amortized over a period of 7 years. Holders of the notes may convert the notes at any time, into shares of the Company's common stock, at $49.53 per share. The Company may convert the notes on or after November 19, 2002 at redemption prices ranging from 100.75 to 103.00 times the principal amount. At March 31, 2000, $2.7 million of interest expense was accrued as a current liability, and there had been no conversion of notes into the Company's common stock.

(9) SUBSEQUENT EVENT

    On April 6, 2000, the Company acquired Noah Holdings, Inc. ("Noah"). The Company issued approximately 686,000 shares of its common stock to the former shareholders of Noah. In addition, outstanding Noah stock options were converted into options to purchase approximately 29,000 shares of the Company's common stock. The acquisition will be accounted for as a pooling of interests, and will operate as a wholly owned subsidiary of the Company. Noah, a privately held, California-based company, designs, manufactures and markets solid state temperature control systems used to control process temperatures during semiconductor manufacturing.

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

For a discussion of these and other factors that may impact our realization of our forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 1999, Part I "Cautionary Statements - Risk Factors."


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

    Sales were $32.7 million in the first three months of 1999 and $67.2 million in the first three months of 2000, representing an increase of 105%. The first three months of 2000 achieved a record quarterly level of sales for us. Our sales in the first three months of 2000 continued to reflect the recovery in the semiconductor capital equipment industry from the severe downturn of 1998, and resulted from capacity expansion and increased investment in advanced technology by the semiconductor industry. This recovery resulted in increased demand for our systems from manufacturers of semiconductor capital equipment, including our largest customer. Our experience has shown that our sales to semiconductor capital equipment customers is dependent on the volatility of that industry, as a result of sudden changes in semiconductor supply and demand, and rapid technological advances in both semiconductor devices and wafer fabrication processes.

    Our sales in the first three months of 2000 were also higher because of increased sales to the data storage, flat panel display and emerging markets. Sales to the data storage industry were significantly higher due to increased sales to that industry's entertainment customer group, though sales were down slightly to its computer customer group. We also achieved significantly higher sales of customer service and technical support. These increases to all our industries also resulted in higher sales to all our major regions, including the United States, Asia Pacific and Europe.

    The following tables summarize net sales and percentages of net sales by customer type for us for the three-month periods ended March 31, 2000 and 1999:

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------
                                                                                         2000             1999
                                                                                     ------------     ------------
                                                                                            (IN THOUSANDS)
     Semiconductor capital equipment ...........................................     $     41,439     $     18,266
     Data storage ..............................................................            7,048            4,603
     Flat panel display ........................................................            4,725            1,217
     Emerging markets ..........................................................           10,102            7,041
     Customer service technical support ........................................            3,857            1,601
                                                                                     ------------     ------------
                                                                                     $     67,171     $     32,728
                                                                                     ============     ============

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------
                                                                                         2000             1999
                                                                                     ------------     ------------
     Semiconductor capital equipment ...........................................             61.7%            55.8%
     Data storage ..............................................................             10.5             14.1
     Flat panel display ........................................................              7.0              3.7
     Emerging markets ..........................................................             15.0             21.5
     Customer service technical support ........................................              5.8              4.9
                                                                                     ------------     ------------
                                                                                            100.0%           100.0%
                                                                                     ============     ============

    The following tables summarize net sales and percentages of net sales by geographic region for us for the three-month periods ended March 31, 2000 and 1999:

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------
                                                                                         2000             1999
                                                                                     ------------     ------------
                                                                                            (IN THOUSANDS)
     United States and Canada ..................................................     $     46,627     $     22,949
     Europe ....................................................................           10,519            5,672
     Asia Pacific ..............................................................            9,824            3,789
     Rest of world .............................................................              201              318
                                                                                     ------------     ------------
                                                                                     $     67,171     $     32,728
                                                                                     ============     ============

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------
                                                                                         2000             1999
                                                                                     ------------     ------------
     United States and Canada ..................................................             69.4%            70.1%
     Europe ....................................................................             15.7             17.3
     Asia Pacific ..............................................................             14.6             11.6
     Rest of world .............................................................              0.3              1.0
                                                                                     ------------     ------------
                                                                                            100.0%           100.0%
                                                                                     ============     ============

   GROSS MARGIN

    Our gross margin was 40.0% in the first three months of 1999 and 47.9% in the first three months of 2000. The improvement was due to more favorable absorption of manufacturing overhead from the higher sales base and from lower costs of customer service and technical support. However, when facilities are added, there could be an impact on absorption of overhead.

   RESEARCH AND DEVELOPMENT EXPENSES

    We invest in research and development to investigate new technologies, develop new products, and improve existing product designs. Our research and development expenses were $5.9 million in the first three months of 1999 and $7.8 million in the first three months of 2000, representing an increase of 33%. The increase is primarily due to increases in payroll, materials and supplies, and higher infrastructure costs for new product development. As a percentage of sales, research and development expenses decreased from 17.9% in the first three months of 1999 to 11.6% in the first three months of 2000 because of the higher sales base

    We believe continued research and development investment for development of new systems is critical to our ability to serve new and existing markets. Since our inception, the majority of our research and development costs have been internally funded and all have been expensed as incurred.

   SALES AND MARKETING EXPENSES

    Our sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses were $3.3 million in the first three months of 1999 and $4.9 million in the first three months of 2000, representing a 47% increase. The increase is primarily due to higher payroll, promotion and travel costs incurred as we continue to increase our sales management and product management capabilities. As a percentage of sales, sales and marketing expenses decreased from 10.1% in the first three months of 1999 to 7.3% in the first three months of 2000 because of the higher sales base.

   GENERAL AND ADMINISTRATIVE EXPENSES

    Our general and administrative expenses support our worldwide financial, administrative, information systems and human resources functions. General and administrative expenses were $2.9 million in the first three months of 1999 and $4.6 million in the first three months of 2000, representing a 67% increase. The increase is primarily due to higher spending for payroll and purchased services. As a percentage of sales, general and administrative expenses decreased from 8.7% in the first three months of 1999 to 6.9% in the first three months of 2000 because of the higher sales base.

    We continue to implement our management system software, including the replacement of existing systems in our domestic and foreign locations. We expect that charges related to training and implementation of the new software will continue through 2000.

   OTHER INCOME (EXPENSE)

    Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous income and expense items. Other expense was $39,000 in the first three months of 1999. Other income was $251,000 in the first three months of 2000, primarily due to net interest income from marketable securities we hold, partially offset by foreign currency losses.

   PROVISION FOR INCOME TAXES

    The income tax provision for the first three months of 1999 was $0.5 million and represented an effective tax rate of 48%. The income tax provision for the first three months of 2000 was $5.1 million and represented an effective tax rate of 34%. The higher effective consolidated tax rate for the first three months of 1999 was due to a greater share of our taxable income derived from countries with higher effective tax rates. In addition, we have implemented several strategic tax reduction initiatives to reduce our overall effective rate. We adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.


LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations, acquired equipment and met our working capital requirements through borrowings under our revolving line of credit, long-term loans secured by property and equipment, cash flow from operations, proceeds from underwritten public offerings of our common stock and proceeds from convertible subordinated debt.

    Operating activities used cash of $1.5 million in the first three months of 1999, primarily as a result of increases in accounts receivable and inventories, partially offset by net income, depreciation and amortization, increases in accounts payable and increased accruals for payroll, employee benefits and income taxes. Operating activities provided cash of $6.3 million in the first three months of 2000, primarily as a result of net income, depreciation and amortization, increased accruals for payroll, employee benefits and income taxes, partially offset by increases in accounts receivable and inventories and decreases in accounts payable. We expect future receivable and inventory balances to fluctuate with net sales. We provide just-in-time deliveries to certain of our customers and may be required to maintain higher levels of inventory to satisfy our customers' delivery requirements. Any increase in our inventory levels will require the use of cash to purchase the inventory.

    Investing activities used cash of $0.2 million in the first three months of 1999, and included the purchase of property and equipment for $1.2 million offset by a decrease of marketable securities of $1.0 million. Investing activities used cash of $11.8 million in the first three months of 2000, and included the purchase of marketable securities of $10.0 million and the purchase of property and equipment for $1.9 million, partially offset by proceeds from the sale of equipment of $150,000.

    Financing activities provided cash of $1.5 million in the first three months of 1999, and consisted primarily of $1.2 million from the exercise of employee stock options and sale of common stock through our employee stock purchase plan ("ESPP") and $0.3 million of net changes in notes payable and capital lease obligations. Financing activities provided cash of $3.4 million in the first three months of 2000, and included $2.5 million from the exercise of employee stock options and sale of common stock through our ESPP and $0.9 million of net changes in notes payable and capital lease obligations.

    We plan to spend approximately $9.1 million through the remainder of 2000 for the acquisition of equipment, leasehold improvements and furnishings, with depreciation expense projected to be $4.4 million.

    As of March 31, 2000, we had working capital of $264.5 million. Our principal sources of liquidity consisted of $17.1 million of cash and cash equivalents, $198.7 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit which replaced our prior line of credit, with options to convert up to $10.0 million to a three-year term loan. Advances under the revolving line of credit bear interest at either the prime rate (9.0% at April 10, 2000) minus 1.25% or the LIBOR 360-day rate (6.87% at April 10, 2000) plus 150 basis points, at our option. All advances under the revolving line of credit will be due and payable in December 2000. As of

March 31, 2000 there was an advance outstanding of $2.9 million on our line of credit by our Japanese subsidiary, Advanced Energy Japan K.K.

    We believe that our cash and cash equivalents, marketable securities, cash flow from operations and available borrowings, will be sufficient to meet our working capital needs through at least the end of 2001. After that time, we may require additional equity or debt financing to address our working capital, capital equipment or expansion needs. In addition, any significant acquisitions we make may require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK


INTEREST RATE RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2000, our investments consisted of commercial paper and municipal bonds and money market mutual funds.

    Our interest expense is sensitive to changes in the general level of U.S. interest rates with respect to our bank facility of which $2.9 million was outstanding as of March 31, 2000. Our other debt, including our convertible subordinated notes, is fixed rate in nature and mitigates the impact of fluctuations in interest rates. The fair value of our debt approximates the carrying amount at March 31, 2000. We believe the potential effects of near-term changes in interest rates on our debt is not material.


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

PART II  OTHER INFORMATION


    ITEM 1.  LEGAL PROCEEDINGS

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

          3.2  The Company's By-laws(3)

          4.1  Form of Specimen Certificate for the Company's Common Stock(3)

          4.2 Indenture dated November 1, 1999 between State Street Bank and Trust Company of California, N.A., as trustee, and the Company (including form of 5 1/4% Convertible Subordinated Note due
               2006)(4)

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

         10.1 Comprehensive Supplier Agreement, dated May 18, 1998, between Applied Materials Inc. and the Company(1)+

         10.2 Purchase Order and Sales Agreement, dated October 12, 1999, between Lam Research Corporation and the Company(4)

         10.3 Purchase Agreement, dated November 1, 1995, between Eaton Corporation and the Company(5)+

         10.4 Loan and Security Agreement, dated August 15, 1997, among Silicon Valley Bank, Bank of Hawaii and the Company(6)

         10.5 Loan Agreement dated December 8, 1997, by and among Silicon Valley Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower(7)

         10.6 Lease, dated June 12, 1984, amended June 11, 1992, between Prospect Park East Partnership and the Company for property in Fort Collins, Colorado(3)

         10.7 Lease, dated March 14, 1994, as amended, between Sharp Point Properties, L.L.C., and the Company for property in Fort Collins, Colorado(3)

         10.8 Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C. and the Company for a building in Fort Collins, Colorado(3)

         10.9 Lease agreement, dated March 18, 1996, and amendments dated June 21, 1996 and August 30, 1996, between RF Power Products, Inc., and Laurel Oak Road, L.L.C. for property in Voorhees, New Jersey(8)

         10.10 Form of Indemnification Agreement(3)

         10.11 Employment Agreement, dated June 1, 1998, between RF Power Products, Inc., and Joseph Stach(9)

         10.12 1995 Stock Option Plan, as amended and restated(9)*

         10.13 1995 Non-Employee Directors' Stock Option Plan(9)*

         10.14 License Agreement, dated May 13, 1992 between RF Power Products and Plasma-Therm, Inc.(10)

         10.15 Lease Agreement dated March 18, 1996 and amendments dated June 21, 1996 and August 30, 1996 between RF Power Products, Inc. and Laurel Oak Road, L.L.C. for office, manufacturing and warehouse space at 1007 Laurel Oak Road, Voorhees, New Jersey(8)

         10.16 Direct Loan Agreement dated December 20, 1996 between RF Power Products, Inc. and the New Jersey Economic Development Authority(8)

         10.17 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas(1)

         10.18 Lease, dated April 15, 1998, between Cameron Technology Investors, Ltd., and the Company for property in Austin, Texas(1)

         27.1 Financial Data Schedule for the three-month period ended March 31, 2000.


(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

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

         (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

         (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-26966), filed March 20, 2000.

         (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26966), filed March 28, 1996, as amended.

         (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

         (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26966), filed March 24, 1998.

         (8) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 0-20229), filed February 25, 1997.

         (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-26966), filed March 24, 1999.

         (10) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.


         *        Compensation Plan

         + Confidential treatment has been granted for portions of this agreement.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    ADVANCED ENERGY INDUSTRIES, INC.


                    /s/ Richard P. Beck
                    -------------------

                    Richard P. Beck
                    Senior Vice President, Chief Financial      April 18, 2000
                    Officer, Assistant Secretary and
                    Director (Principal Financial Officer
                    and Principal Accounting Officer)

                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER                        DESCRIPTION
     -------                       -----------

          2.1 Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among the Company, Warpspeed, Inc., a wholly owned subsidiary of the Company, and RF Power Products, Inc.(1)

          3.1 The Company's Restated Certificate of Incorporation, as amended(2)

          3.2  The Company's By-laws(3)

          4.1  Form of Specimen Certificate for the Company's Common Stock(3)

          4.2  Indenture dated November 1, 1999 between State Street Bank and
               Trust Company of California, N.A., as trustee, and the Company
               (including form of 5 1/4% Convertible Subordinated Note due
               2006)(4)

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

         10.1  Comprehensive Supplier Agreement, dated May 18, 1998, between
               Applied Materials Inc. and the Company(1)+

         10.2 Purchase Order and Sales Agreement, dated October 12, 1999, between Lam Research Corporation and the Company(4)

         10.3  Purchase Agreement, dated November 1, 1995, between Eaton
               Corporation and the Company(5)+

         10.4  Loan and Security Agreement, dated August 15, 1997, among Silicon
               Valley Bank, Bank of Hawaii and the Company(6)

         10.5  Loan Agreement dated December 8, 1997, by and among Silicon
               Valley Bank, as Servicing Agent and a Bank, and Bank of Hawaii, as a Bank, and the Company, as borrower(7)

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

         10.7  Lease, dated March 14, 1994, as amended, between Sharp Point
               Properties, L.L.C., and the Company for property in Fort Collins, Colorado(3)

         10.8  Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C.
               and the Company for a building in Fort Collins, Colorado(3)

         10.9  Lease agreement, dated March 18, 1996, and amendments dated June
               21, 1996 and August 30, 1996, between RF Power Products, Inc., and Laurel Oak Road, L.L.C. for property in Voorhees, New
               Jersey(8)

         10.10 Form of Indemnification Agreement(3)

         10.11 Employment Agreement, dated June 1, 1998, between RF Power
               Products, Inc., and Joseph Stach(9)

         10.12 1995 Stock Option Plan, as amended and restated(9)*

         10.13 1995 Non-Employee Directors' Stock Option Plan(9)*

         10.14 License Agreement, dated May 13, 1992 between RF Power Products and Plasma-Therm, Inc.(10)

     EXHIBIT
     NUMBER                        DESCRIPTION
     -------                       -----------

         10.15 Lease Agreement dated March 18, 1996 and amendments dated June
               21, 1996 and August 30, 1996 between RF Power Products, Inc. and
               Laurel Oak Road, L.L.C. for office, manufacturing and warehouse space at 1007 Laurel Oak Road, Voorhees, New Jersey(8)

         10.16 Direct Loan Agreement dated December 20, 1996 between RF Power
               Products, Inc. and the New Jersey Economic Development
               Authority(8)

         10.17 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas(1)

         10.18 Lease, dated April 15, 1998, between Cameron Technology
               Investors, Ltd., and the Company for property in Austin, Texas(1)

         27.1  Financial Data Schedule for the three-month period ended March
               31, 2000.

--------------------------------------------------------------------------------

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

         (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

         (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-26966), filed March 20, 2000.

         (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26966), filed March 28, 1996, as amended.

         (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

         (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26966), filed March 24, 1998.

         (8) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 0-20229), filed February 25, 1997.

         (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-26966), filed March 24, 1999.

         (10) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.


         *        Compensation Plan

         + Confidential treatment has been granted for portions of this agreement.