Form 10-Q
period 2000-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2000-08-04
CIK 927003

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of July 31, 2000, there were 29,243,096 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                        ADVANCED ENERGY INDUSTRIES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION

    ITEM 1.       FINANCIAL STATEMENTS

                  Consolidated Balance Sheets-
                  June 30, 2000 and December 31, 1999                                    3

                  Consolidated Statements of Operations -
                  Three months and six months ended June 30, 2000 and 1999               4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2000 and 1999                                5

                  Notes to consolidated financial statements                             6

    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                11

    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK                                                       18

PART II    OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS                                                     20

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                             20

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                       20

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   20

    ITEM 5.       OTHER INFORMATION                                                     21

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                      21

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            JUNE 30,
                                                                              2000       DECEMBER 31,
                                                                           (UNAUDITED)       1999
                                                                           ----------    ------------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..........................................     $   17,790     $   20,303
  Marketable securities - trading ....................................        201,221        186,440
  Accounts receivable, net ...........................................         53,528         44,759
  Income tax receivable ..............................................            149          1,353
  Inventories ........................................................         33,910         26,456
  Other current assets ...............................................          1,610          1,707
  Deferred income tax assets, net ....................................          3,668          3,668
                                                                           ----------     ----------
      Total current assets ...........................................        311,876        284,686
                                                                           ----------     ----------
PROPERTY AND EQUIPMENT, net ..........................................         18,938         17,295

OTHER ASSETS:
  Deposits and other .................................................            517            535
  Goodwill and intangibles, net ......................................          9,460          9,783
  Demonstration and customer service equipment, net ..................          2,598          2,352
  Deferred debt issuance costs, net ..................................          4,090          4,410
                                                                           ----------     ----------
      Total assets ...................................................     $  347,479     $  319,061
                                                                           ==========     ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable trade .............................................     $   15,826     $   15,020
  Accrued payroll and employee benefits ..............................          8,368          7,448
  Other accrued expenses .............................................          2,820          2,759
  Customer deposits ..................................................            441            804
  Accrued income taxes payable .......................................          1,843          1,266
  Current portion of capital lease obligations and long-term debt ....          2,292          2,535
  Accrued interest payable on convertible subordinated notes .........            886            886
                                                                           ----------     ----------
      Total current liabilities ......................................         32,476         30,718
                                                                           ----------     ----------
LONG-TERM LIABILITIES:
  Capital lease obligations and notes payable, net of current
    portion ..........................................................          1,143          1,263
  Convertible subordinated notes payable .............................        135,000        135,000
                                                                           ----------     ----------
                                                                              136,143        136,263
                                                                           ----------     ----------
      Total liabilities ..............................................        168,619        166,981
                                                                           ----------     ----------
MINORITY INTEREST ....................................................             44            128
                                                                           ----------     ----------
STOCKHOLDERS' EQUITY .................................................        178,816        151,952
                                                                           ----------     ----------
      Total liabilities and stockholders' equity .....................     $  347,479     $  319,061
                                                                           ==========     ==========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED JUNE 30,
                                                                 --------------------------
                                                                     2000           1999
                                                                 (UNAUDITED)     (UNAUDITED)
                                                                 ----------      ----------
SALES ......................................................     $   80,586      $   43,272
COST OF SALES ..............................................         41,247          24,326
                                                                 ----------      ----------
   Gross profit ............................................         39,339          18,946
                                                                 ----------      ----------
OPERATING EXPENSES:
  Research and development .................................          8,100           6,831
  Sales and marketing ......................................          5,049           4,062
  General and administrative ...............................          5,323           3,548
  Merger costs .............................................          2,333              --
                                                                 ----------      ----------
   Total operating expenses ................................         20,805          14,441
                                                                 ----------      ----------
INCOME FROM OPERATIONS .....................................         18,534           4,505
OTHER INCOME (EXPENSE) .....................................            734              31
                                                                 ----------      ----------
   Net income before income taxes and minority interest ....         19,268           4,536
PROVISION FOR INCOME TAXES .................................          7,305           1,759
MINORITY INTEREST IN NET LOSS ..............................            (67)             --
                                                                 ----------      ----------
NET INCOME .................................................     $   12,030      $    2,777
                                                                 ==========      ==========
BASIC EARNINGS PER SHARE ...................................     $     0.41      $     0.10
                                                                 ==========      ==========
DILUTED EARNINGS PER SHARE .................................     $     0.40      $     0.10
                                                                 ==========      ==========
BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ...........         29,214          27,275
                                                                 ==========      ==========
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING .........         30,443          28,504
                                                                 ==========      ==========

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------
                                                                    2000            1999
                                                                 (UNAUDITED)     (UNAUDITED)
                                                                 -----------     -----------
SALES ......................................................     $  150,837      $   77,205
COST OF SALES ..............................................         77,797          44,583
                                                                 ----------      ----------
   Gross profit ............................................         73,040          32,622
                                                                 ----------      ----------
OPERATING EXPENSES:
  Research and development .................................         15,906          12,696
  Sales and marketing ......................................         10,679           7,430
  General and administrative ...............................         10,547           6,848
  Merger costs .............................................          2,333              --
                                                                 ----------      ----------
   Total operating expenses ................................         39,465          26,974
                                                                 ----------      ----------
INCOME FROM OPERATIONS .....................................         33,575           5,648
OTHER INCOME (EXPENSE) .....................................            925             (42)
                                                                 ----------      ----------
   Net income before income taxes and minority interest ....         34,500           5,606
PROVISION FOR INCOME TAXES .................................         12,515           2,272
MINORITY INTEREST IN NET LOSS ..............................            (84)             --
                                                                 ----------      ----------
NET INCOME .................................................     $   22,069      $    3,334
                                                                 ==========      ==========
BASIC EARNINGS PER SHARE ...................................     $     0.76      $     0.12
                                                                 ==========      ==========
DILUTED EARNINGS PER SHARE .................................     $     0.73      $     0.12
                                                                 ==========      ==========
BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ...........         29,114          27,222
                                                                 ==========      ==========
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING .........         30,425          28,433
                                                                 ==========      ==========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                              --------------------------
                                                                                 2000            1999
                                                                              (UNAUDITED)     (UNAUDITED)
                                                                              ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................................     $   22,069      $    3,334
  Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization ......................................          4,565           3,625
     Amortization of deferred debt issuance costs .......................            320              --
     Minority interest ..................................................            (84)             --
     Stock issued for services rendered .................................          2,430              --
     Provision for deferred income taxes ................................             --             537
     (Gain) loss on disposal of property and equipment ..................            (90)              4
     Earnings from marketable securities, net ...........................         (4,781)           (299)
     Writedown of LITMAS investment .....................................             --             200
     Changes in operating assets and liabilities --
       Accounts receivable-trade, net ...................................         (8,287)        (15,312)
       Related parties and other receivables ............................           (482)            152
       Inventories ......................................................         (7,454)         (2,198)
       Other current assets .............................................             98            (803)
       Deposits and other ...............................................           (514)             (1)
       Demonstration and customer service equipment .....................           (614)           (103)
       Accounts payable, trade ..........................................            771           5,279
       Accrued payroll and employee benefits ............................            921           1,723
       Customer deposits and other accrued expenses .....................           (304)            (69)
       Income taxes payable/receivable, net .............................          1,781           1,602
                                                                              ----------      ----------
          Net cash provided by (used in) operating activities ...........         10,345          (2,329)
                                                                              ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities transactions ....................................        (10,000)          1,928
  Proceeds from sale of equipment .......................................            150              --
  Purchase of property and equipment, net ...............................         (5,011)         (3,093)
                                                                              ----------      ----------
          Net cash used in investing activities .........................        (14,861)         (1,165)
                                                                              ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change from notes payable and capital lease obligations ...........           (363)          1,616
  Proceeds from common stock transactions ...............................          3,032           1,812
                                                                              ----------      ----------
          Net cash provided by financing activities .....................          2,669           3,428
                                                                              ----------      ----------
EFFECT OF CURRENCY TRANSLATION ON CASH ..................................           (666)           (860)
                                                                              ----------      ----------
DECREASE IN CASH AND CASH EQUIVALENTS ...................................         (2,513)           (926)
CASH AND CASH EQUIVALENTS, beginning of period ..........................         20,303          12,324
                                                                              ----------      ----------
CASH AND CASH EQUIVALENTS, end of period ................................     $   17,790      $   11,398
                                                                              ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ................................................     $    3,780      $      201
                                                                              ==========      ==========
  Cash paid for income taxes, net .......................................     $   12,066      $      308
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

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

    In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at June 30, 2000 and December 31, 1999, and the results of the Company's operations for the three- and six-month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended June 30, 2000.

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

(2) ACQUISITIONS

    NOAH HOLDINGS, INC. - On April 6, 2000, Noah Holdings, Inc. ("Noah"), a privately held, California-based manufacturer of solid state temperature control systems used to control process temperatures during semiconductor manufacturing, was merged with a wholly owned subsidiary of the Company. The Company issued approximately 687,000 shares of its common stock to the former shareholders of Noah, including approximately 33,000 shares issued for a financial advisory fee for Noah, which was accounted for as merger costs of the acquisition. Each share of Noah common stock was exchanged for 0.0577 of one share of the Company's common stock. In addition, outstanding Noah stock options were converted into options to purchase approximately 29,000 shares of the Company's common stock.

    The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined balance sheet, statements of operations and cash flows of Noah as though it had always been part of the Company. There were no transactions between the Company and Noah prior to the combination, and immaterial adjustments were recorded to conform Noah's accounting policies. Certain reclassifications were made to conform the Noah financial statements to the Company's presentations. The results of operations for the separate companies and combined amounts presented in the consolidated financial statements follow:

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                              2000           1999
                                                                           ----------     ----------
                                                                                (IN THOUSANDS)
Sales:
  Pre-merger
    Advanced Energy ..................................................     $   67,171     $   74,243
    Noah .............................................................          3,080          2,962
  Post-merger ........................................................         80,586             --
                                                                           ----------     ----------
     Consolidated ....................................................     $  150,837     $   77,205
                                                                           ==========     ==========

Net income:
  Pre-merger
    Advanced Energy ..................................................     $    9,996     $    3,304
    Noah .............................................................             43             30
  Post-merger ........................................................         14,363             --
  Merger costs .......................................................         (2,333)            --
                                                                           ----------     ----------
     Consolidated ....................................................     $   22,069     $    3,334
                                                                           ==========     ==========

    LITMAS -- During 1998 the Company acquired a 29% ownership interest in LITMAS, a privately held, North Carolina-based start-up company that designs and manufactures plasma gas abatement systems and high-density plasma sources. The purchase price consisted of $1 million in cash. On October 1, 1999, the Company acquired an additional 27.5% interest in LITMAS for an additional $560,000. The purchase price consisted of $385,000 in the Company's common stock and $175,000 in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $523,000 allocated to intangible assets as goodwill. The results of operations of LITMAS have been consolidated in the accompanying consolidated financial statements from the date the controlling interest of 56.5% was acquired.

    AEV -- On October 8, 1998, RF Power Products, Inc., since renamed Advanced Energy Voorhees, Inc. ("AEV"), a New Jersey-based designer and manufacturer of radio frequency power systems, matching networks and peripheral products primarily for original equipment providers in the semiconductor capital equipment, commercial coating, flat panel display and analytical instrumentation markets, was merged with a wholly owned subsidiary of the Company. The Company issued approximately 4 million shares of its common stock to the former shareholders of AEV. In addition, outstanding AEV stock options were converted into options to purchase approximately 148,000 shares of the Company's common stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented were restated to include the combined balance sheet, statements of operations and cash flows of AEV as though it had always been part of the Company.

    FST -- On September 3, 1998, the Company acquired substantially all of the assets of Fourth State Technology, Inc. ("FST"), a privately held, Texas-based designer and manufacturer of process controls used to monitor and analyze data in the RF process. The purchase price consisted of $2.5 million in cash, assumption of a $113,000 liability, and an earn-out provision, which is based on profits over a twelve-quarter period beginning October 1, 1998. During the fourth quarter of 1999 and the first six months of 2000, the Company accrued $240,000 and $36,000, respectively, to intangible assets as a result of the earn-out provision being met during those periods. Approximately $2.6 million of the initial purchase price was allocated to intangible assets. The results of operations of FST are included within the accompanying consolidated financial statements from the date of acquisition.

(3) MARKETABLE SECURITIES - TRADING

    MARKETABLE SECURITIES - TRADING consisted of the following:

                                                                            JUNE 30,
                                                                              2000       DECEMBER 31,
                                                                           (UNAUDITED)       1999
                                                                           -----------   ------------
                                                                                 (IN THOUSANDS)
Commercial paper .....................................................     $  151,263     $  118,894
Municipal bonds and notes ............................................         39,989         67,453
Money market mutual funds ............................................          9,969             93
                                                                           ----------     ----------
Total marketable securities ..........................................     $  201,221     $  186,440
                                                                           ==========     ==========

(4) ACCOUNTS RECEIVABLE - TRADE

    ACCOUNTS RECEIVABLE - TRADE consisted of the following:

                                                                            JUNE 30,
                                                                              2000       DECEMBER 31,
                                                                           (UNAUDITED)       1999
                                                                           -----------   ------------
                                                                                 (IN THOUSANDS)
Domestic .............................................................     $   25,250     $   20,126
Foreign ..............................................................         26,559         23,391
Allowance for doubtful accounts ......................................           (582)          (577)
                                                                           ----------     ----------
Trade accounts receivable ............................................         51,227         42,940
Related parties ......................................................            139             32
Other ................................................................          2,162          1,787
                                                                           ----------     ----------
Total accounts receivable ............................................     $   53,528     $   44,759
                                                                           ==========     ==========

(5) INVENTORIES

    INVENTORIES consisted of the following:

                                                                            JUNE 30,
                                                                              2000       DECEMBER 31,
                                                                           (UNAUDITED)       1999
                                                                           -----------   ------------
                                                                                 (IN THOUSANDS)
Parts and raw materials ..............................................     $   22,375     $   17,512
Work in process ......................................................          4,532          2,526
Finished goods .......................................................          7,003          6,418
                                                                           ----------     ----------
Total inventories ....................................................     $   33,910     $   26,456
                                                                           ==========     ==========

(6) STOCKHOLDERS' EQUITY

    STOCKHOLDERS' EQUITY consisted of the following:

                                                                            JUNE 30,
                                                                              2000       DECEMBER 31,
                                                                           (UNAUDITED)       1999
                                                                           -----------   ------------
                                                                         (IN THOUSANDS, EXCEPT PAR VALUE)
Common stock, $0.001 par value, 40,000 shares authorized;
    29,237 and 28,881 shares issued and outstanding at
    June 30, 2000 and December 31, 1999, respectively ................     $       29     $       29
Additional paid-in capital ...........................................        112,155        106,694
Retained earnings ....................................................         68,188         46,119
Accumulated other comprehensive loss .................................         (1,556)          (890)
                                                                           ----------     ----------
Total stockholders' equity ...........................................     $  178,816     $  151,952
                                                                           ==========     ==========

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

                                                                        SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                          JUNE 30, 2000     JUNE 30, 1999
                                                                           (UNAUDITED)       (UNAUDITED)
                                                                        ----------------   ----------------
                                                                                 (IN THOUSANDS)
Net income, as reported ..............................................     $   22,069         $    3,334
Adjustment to arrive at comprehensive net income:
  Cumulative translation adjustment ..................................           (666)              (860)
                                                                           ----------         ----------
Comprehensive net income .............................................     $   21,403         $    2,474
                                                                           ==========         ==========

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

    REVENUE RECOGNITION -- In December 1999 the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending December 31, 2000. Management does not believe that the adoption of SAB No. 101 will have a material effect on the Company's financial position or results of operations.

(8) CONVERTIBLE SUBORDINATED NOTES PAYABLE

    In November 1999 the Company issued $135 million of convertible subordinated notes payable at 5.25%. These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year beginning May 15, 2000. Net proceeds to the Company were approximately $130.5 million, after deducting $4.5 million of offering costs, which have been capitalized and are being amortized over a period of 7 years. Holders of the notes may convert the notes at any time into shares of the Company's common stock, at $49.53 per share. The Company may convert the notes on or after November 19, 2002 at a redemption price of 103.00% times the principal amount, and may convert at successively lesser amounts thereafter until November 15, 2006, at which time the Company may convert at a redemption price equal to the principal amount. At June 30, 2000, $0.9 million of interest expense was accrued as a current liability, and there had been no conversion of notes into the Company's common stock.

(9) SUBSEQUENT EVENTS

    On July 6, 2000, the Company entered into a definitive agreement to acquire Engineering Measurements Company ("EMCO") in an exchange of stock. The shareholders and option holders of EMCO will receive approximately 900,000 shares of Advanced Energy common stock in the transaction, which is subject to approval by EMCO's stockholders and certain other conditions. The Company believes the acquisition will be accounted for as a pooling of interests, and will operate EMCO as a wholly owned subsidiary. EMCO, a Longmont, Colorado-based company, manufactures electronic and electromechanical precision instruments for measuring and controlling the flow of liquids, steam and gases.

    On July 24, 2000, the Company entered into a definitive agreement to acquire Sekidenko, Inc. ("Sekidenko") in an exchange of stock. The Company believes the acquisition will be accounted for as a pooling of interests, and will operate Sekidenko as a wholly owned subsidiary. Sekidenko, a Vancouver, Washington-based company, is a supplier of optical fiber thermometers to the semiconductor capital equipment industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

    The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will occur or continue. Forward-looking statements involve risks and uncertainties. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the following:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

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

    Sales were $43.3 million in the second quarter of 1999 and $80.6 million in the second quarter of 2000, representing an increase of 86%. The second quarter of 2000 achieved a record quarterly level of sales for us and was the sixth consecutive quarter of sales growth. Our sales in the second quarter of 2000 continued to reflect the recovery in the semiconductor capital equipment industry from the severe downturn of 1998. The recovery, which was attributable to capacity expansion and increased investment in advanced technology by the semiconductor industry, resulted in increased demand for our systems from manufacturers of semiconductor capital equipment, including our largest customer. Our experience has shown that our sales to semiconductor capital equipment customers is dependent on the volatility of that industry, as a result of sudden changes in semiconductor supply and demand, and rapid technological advances in both semiconductor devices and wafer fabrication processes.

    Our sales in the second quarter of 2000 when compared to the second quarter of 1999 were also higher because of increased sales to the data storage, flat panel display and emerging markets. Sales to the flat panel display industry were significantly higher due to increased demand by that industry in Japan. Sales to the data storage industry were significantly higher due to increased sales to that industry's entertainment customer group and to its computer customer group. We also achieved significantly higher sales of customer service and technical support. These increases to all our industries also resulted in higher sales to all our major geographic regions, including the United States, Asia Pacific and Europe.

    The following tables summarize net sales and percentages of net sales by customer type for us for the three-month periods ended June 30, 2000 and 1999:

                                                      THREE MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                         2000            1999
                                                      ----------      ----------
                                                            (IN THOUSANDS)
Semiconductor capital equipment ..................     $   56,413     $   27,345
Data storage .....................................          7,089          4,437
Flat panel display ...............................          6,138          2,342
Emerging markets .................................          7,302          6,704
Customer service technical support ...............          3,644          2,444
                                                       ----------     ----------
                                                       $   80,586     $   43,272
                                                       ==========     ==========

                                                       THREE MONTHS ENDED JUNE 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
Semiconductor capital equipment ..................             70%             63%
Data storage .....................................              9              10
Flat panel display ...............................              8               5
Emerging markets .................................              9              16
Customer service technical support ...............              4               6
                                                       ----------      ----------
                                                              100%            100%
                                                       ==========      ==========

    The following tables summarize net sales and percentages of net sales by geographic region for us for the three-month periods ended June 30, 2000 and 1999:

                                                       THREE MONTHS ENDED JUNE 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                            (IN THOUSANDS)
United States and Canada .........................     $   57,425     $   32,249
Europe ...........................................         12,420          6,311
Asia Pacific .....................................         10,655          4,668
Rest of world ....................................             86             44
                                                       ----------     ----------
                                                       $   80,586     $   43,272
                                                       ==========     ==========

                                                       THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                          2000            1999
                                                       ----------      ----------
    United States and Canada .....................             71%             74%
    Europe .......................................             16              15
    Asia Pacific .................................             13              11
    Rest of world ................................             --              --
                                                       ----------      ----------
                                                              100%            100%
                                                       ==========      ==========

  GROSS MARGIN

    Our gross margin was 43.8% in the second quarter of 1999 and 48.8% in the second quarter of 2000. The improvement was due to more favorable absorption of manufacturing overhead from the higher sales base, lower material costs, and lower costs of customer service and technical support. We intend to add new facilities in Fort Collins, Colorado in the fourth quarter of 2000, which could adversely impact absorption of overhead.

  RESEARCH AND DEVELOPMENT EXPENSES

    We invest in research and development to investigate new technologies, develop new products, and improve existing product designs. Our research and development expenses were $6.8 million in the second quarter of 1999 and $8.1 million in the second quarter of 2000, representing an increase of 19%. The increase is primarily due to increases in payroll, depreciation, and higher infrastructure costs for new product development. As a percentage of sales, research and development expenses decreased from 15.8% in the second quarter of 1999 to 10.1% in the second quarter of 2000 because of the higher sales base.

    We believe continued research and development investment for development of new systems is critical to our ability to serve new and existing markets. Since our inception, the majority of our research and development costs have been internally funded and all have been expensed as incurred.

  SALES AND MARKETING EXPENSES

    Our sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses were $4.1 million in the second quarter of 1999 and $5.0 million in the second quarter of 2000, representing a 24% increase. The increase is primarily due to higher payroll, promotion, distribution and depreciation costs incurred as we continue to increase our sales management and product management capabilities. As a percentage of sales, sales and marketing expenses decreased from 9.4% in the second quarter of 1999 to 6.3% in the second quarter of 2000 because of the higher sales base.

  GENERAL AND ADMINISTRATIVE EXPENSES

    Our general and administrative expenses support our worldwide financial, administrative, information systems and human resources functions. General and administrative expenses were $3.5 million in the second quarter of 1999 and $5.3 million in the second quarter of 2000, representing a 50% increase. The increase is primarily due to higher spending for payroll and purchased services. As a percentage of sales, general and administrative expenses decreased from 8.2% in the second quarter of 1999 to 6.6% in the second quarter of 2000 because of the higher sales base.

    We continue to implement our management system software, including the replacement of existing systems in our domestic and foreign locations. We expect that charges related to training and implementation of the new software will continue through 2000.

  ONE-TIME CHARGES

     On April 6, 2000, Advanced Energy acquired Noah Holdings, Inc. ("Noah") in a merger that was accounted for as a pooling of interests. This merger involved the exchange of approximately 687,000 shares of Advanced Energy common stock for the privately held common stock of Noah. In addition, outstanding Noah stock options were converted into options to purchase approximately 29,000 shares of our common stock. As part of the business combination, we took a one-time charge of $2.3 million in the second quarter of 2000 for merger costs, which cannot be capitalized and are generally nondeductible for income tax purposes. We expect to incur additional operating expenses during 2000 related to consolidating and integrating operations of this business combination.

  OTHER INCOME (EXPENSE)

    Other income consists primarily of interest income and expense, foreign exchange gains and other miscellaneous items. Other income was $31,000 in the second quarter of 1999. Other income was $734,000 in the second quarter of 2000, primarily due to net interest income from marketable securities we hold and foreign currency gains.

  PROVISION FOR INCOME TAXES

    The income tax provision for the second quarter of 1999 was $1.8 million and represented an effective tax rate of 39%. The income tax provision for the second quarter of 2000 was $7.3 million and represented an effective tax rate of 38%. We have implemented several strategic tax reduction initiatives to reduce our overall effective rate, and we adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

  SALES

    Sales were $77.2 million for the first six months of 1999 and $150.8 million for the first six months of 2000. The increase was attributable to increased sales to all the industries to which we sell, and also included increases to all of our geographic regions.

    The following tables summarize net sales and percentages of net sales by customer type for us for the six-month periods ended June 30, 2000 and 1999:

                                                       SIX MONTHS ENDED JUNE 30,
                                                          2000           1999
                                                       ----------     ----------
                                                             (IN THOUSANDS)
Semiconductor capital equipment ..................     $  102,193     $   46,816
Data storage .....................................         14,137          9,040
Flat panel display ...............................         10,863          3,559
Emerging markets .................................         16,143         13,745
Customer service technical support ...............          7,501          4,045
                                                       ----------     ----------
                                                       $  150,837     $   77,205
                                                       ==========     ==========

                                                       SIX MONTHS ENDED JUNE 30,
                                                          2000           1999
                                                       ----------     ----------
Semiconductor capital equipment ..................             68%             61%
Data storage .....................................              9              12
Flat panel display ...............................              7               4
Emerging markets .................................             11              18
Customer service technical support ...............              5               5
                                                       ----------      ----------
                                                              100%            100%
                                                       ==========      ==========

    The following tables summarize net sales and percentages of net sales by geographic region for us for the six-month periods ended June 30, 2000 and 1999:

                                                       SIX MONTHS ENDED JUNE 30,
                                                          2000           1999
                                                       ----------     ----------
                                                            (IN THOUSANDS)
United States and Canada .........................     $  106,434     $   56,193
Europe ...........................................         23,637         12,193
Asia Pacific .....................................         20,479          8,457
Rest of world ....................................            287            362
                                                       ----------     ----------
                                                       $  150,837     $   77,205
                                                       ==========     ==========

                                                       SIX MONTHS ENDED JUNE 30,
                                                          2000            1999
                                                       ----------      ----------
United States and Canada .........................             71%             73%
Europe ...........................................             16              16
Asia Pacific .....................................             13              11
Rest of world ....................................             --              --
                                                       ----------      ----------
                                                              100%            100%
                                                       ==========      ==========

  GROSS MARGIN

    Our gross margin was 42.3% in the first six months of 1999 and 48.4% in the first six months of 2000. The improvement was due to more favorable absorption of manufacturing overhead from the higher sales base, and from lower costs of customer service and technical support.

  RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $12.7 million in the first six months of 1999 and $15.9 million in the first six months of 2000, representing an increase of 25%. The increase is primarily due to increases in payroll, materials and supplies, depreciation and higher infrastructure costs for new product development. As a percentage of sales, research and development expenses decreased from 16.4% in the first six months of 1999 to 10.5% in the first six months of 2000 because of the higher sales base.

  SALES AND MARKETING EXPENSES

    Sales and marketing expenses were $7.4 million in the first six months of 1999 and $10.7 million in the first six months of 2000, representing a 44% increase. The increase is primarily due to higher payroll, promotion and distribution costs. As a percentage of sales, sales and marketing expenses decreased from 9.6% in the first six months of 1999 to 7.1% in the first six months of 2000 because of the higher sales base.

  GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $6.8 million in the first six months of 1999 and $10.5 million in the first six months of 2000, representing a 54% increase. The increase is primarily due to higher spending for payroll and purchased services. As a percentage of sales, general and administrative expenses decreased from 8.9% in the first six months of 1999 to 7.0% in the first six months of 2000 because of the higher sales base.

  OTHER INCOME (EXPENSE)

    Other income was $925,000 in the first six months of 2000, primarily due to net interest income from marketable securities we hold, partially offset by foreign currency losses.

  PROVISION FOR INCOME TAXES

    The income tax provision for the first six months of 1999 was $2.3 million and represented an effective tax rate of 41%. The income tax provision for the first six months of 2000 was $12.5 million and represented an effective tax rate of 36%. We have implemented several strategic tax reduction initiatives to reduce our overall effective rate, and we adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations, acquired equipment and met our working capital requirements through borrowings under our revolving line of credit, long-term loans secured by property and equipment, cash flow from operations and proceeds from underwritten public offerings of our common stock and convertible subordinated debt.

    Operating activities used cash of $2.3 million in the first six months of 1999, primarily as a result of increases in accounts receivable and inventories, partially offset by net income, depreciation and amortization, increases in accounts payable and increased accruals for payroll, employee benefits and income taxes. Operating activities provided cash of $10.3 million in the first six months of 2000, primarily as a result of net income, depreciation and amortization, partially offset by increases in accounts receivable and inventories. We expect future receivable and inventory balances to fluctuate with net sales. We provide just-in-time deliveries to certain of our customers and may be required to maintain higher levels of inventory to satisfy our customers' delivery requirements. Any increase in our inventory levels will require the use of cash to purchase the inventory.

    Investing activities used cash of $1.2 million in the first six months of 1999, and included the purchase of property and equipment for $3.1 million offset by a decrease of marketable securities of $1.9 million. Investing activities used cash of $14.9 million in the first six months of 2000, and included the purchase of marketable securities of $10.0 million and the purchase of property and equipment for $5.0 million, partially offset by proceeds from the sale of equipment of $150,000.

    Financing activities provided cash of $3.4 million in the first six months of 1999, and consisted primarily of $1.8 million from the exercise of employee stock options and sale of common stock through our employee stock purchase plan ("ESPP") and $1.6 million of net changes in notes payable and capital lease obligations. Financing activities provided cash of $2.7 million in the first six months of 2000, and included $3.0 million from the exercise of employee stock options and sale of common stock through our ESPP, partly offset by $363,000 of net changes in notes payable and capital lease obligations.

    We plan to spend approximately $11 million through the remainder of 2000 for the acquisition of equipment, leasehold improvements and furnishings, with depreciation expense projected to be $4.1 million.

    As of June 30, 2000, we had working capital of $279.4 million. Our principal sources of liquidity consisted of $17.8 million of cash and cash equivalents, $201.2 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit, with options to convert up to $10.0 million to a three-year term loan. Advances under the revolving line of credit bear interest at either the prime rate (9.5% at July 31, 2000) minus 1.25% or the LIBOR 360-day rate (7.08% at July 31, 2000) plus 150 basis points, at our option. All advances under the revolving line of credit will be due and payable in December 2000. As of June 30, 2000 there was an advance outstanding of $1.9 million on our line of credit by our Japanese subsidiary, Advanced Energy Japan K.K. We also have a line of credit of $1.9 million of which $94,000 was outstanding at June 30, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2000, our investments consisted of commercial paper and municipal bonds and money market mutual funds.

    Our interest expense is sensitive to changes in the general level of U.S. interest rates with respect to our bank facilities of which $2.0 million was outstanding as of June 30, 2000. Our other debt, including our convertible subordinated notes, is fixed rate in nature and mitigates the impact of fluctuations in interest rates. The fair value of our debt approximates the carrying amount at June 30, 2000. We believe the potential effects of near-term changes in interest rates on our debt is not material.

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

OTHER RISK

    We have invested in start-up companies and may in the future make additional investments in start-up companies that develop products which we believe may provide future benefits. The current and any future start-up investments will be subject to all of the risks inherent in investing in companies that are not established.

    PART II  OTHER INFORMATION


    ITEM 1.  LEGAL PROCEEDINGS

         We are not aware of any legal proceedings that are expected to have a material effect on our business, assets or property.

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our 2000 Annual Meeting of Stockholders on Wednesday, May 10, 2000, to vote on two proposals. Proxy statements were sent to all shareholders. The first proposal was for the election of the following eight people as directors:
Douglas S. Schatz, G. Brent Backman, Richard P. Beck, Hollis L. Caswell, Ph.D., Arthur A. Noeth, Elwood Spedden, Gerald Starek and Arthur Zafiropoulo. All eight directors were elected with the following votes tabulated:

                                  TOTAL VOTE FOR                         TOTAL VOTE WITHHELD
NAME OF DIRECTOR                  EACH DIRECTOR                          FROM EACH DIRECTOR
----------------                  --------------                         -------------------
    Mr. Schatz                      24,217,511                                  152,913

    Mr. Backman                     24,217,511                                  152,913

    Mr. Beck                        24,217,511                                  152,913

    Dr. Caswell                     24,217,285                                  153,139

    Mr. Noeth                       24,342,710                                   27,714

    Mr. Spedden                     24,342,829                                   27,595

    Mr. Starek                      24,342,929                                   27,495

    Mr. Zafiropoulo                 24,342,912                                   27,512

    The second proposal was for the ratification of the appointment of independent auditors for the year 2000. The appointment of the current auditors, Arthur Andersen LLP, was ratified, with the following votes tabulated:

    FOR                    AGAINST                   ABSTAIN
    ---                    -------                   -------
    24,363,003             4,802                     2,619

    ITEM 5. OTHER INFORMATION

         None.

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      3.1   The Company's Restated Certificate of Incorporation, as amended(1)

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

      10.1 Comprehensive Supplier Agreement, dated May 18, 1998, between Applied Materials Inc. and the Company(4)+

      10.2 Purchase Order and Sales Agreement, dated October 12, 1999, between Lam Research Corporation and the Company(3)

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

      10.17 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas(4)

      10.18 Lease, dated April 15, 1998, between Cameron Technology Investors, Ltd., and the Company for property in Austin, Texas(4)

      10.19 Agreement and Plan of Reorganization, dated April 5, 2000, between the Registrant, Noah Holdings, Inc. and AE Cal Merger Sub, Inc.(11)

      10.20 Escrow and Indemnity Agreement, dated April 5, 2000, between the Registrant, the former stockholders of Noah Holdings, Inc. and Commercial Escrow Services, Inc.(11)

      10.21 Agreement and Plan of Reorganization, dated July 21, 2000, by and among the Company, Mercury Merger Corporation, a wholly owned subsidiary of the Company, Sekidenko, Inc., and Dr. Ray R. Dils

      10.22 Agreement and Plan of Reorganization, dated July 6, 2000, by and among the Company, Flow Acquisition Corporation, a wholly owned subsidiary of the Company, and Engineering Measurements Company

      27.1  Financial Data Schedule for the six-month period ended June 30, 2000

      27.2 Financial Data Schedules as restated for the year ended December 31, 1998, the three-month period ended March 31, 1999, the six-month period ended June 30, 1999, the nine-month period ended September 30, 1999 and the year ended December 31, 1999

      27.3 Financial Data Schedule as restated for the three-month period ended March 31, 2000

----------
     (1) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-26966), filed July 28, 1999.

     (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-26966), filed March 20, 2000.

     (4) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-26966), filed August 7, 1998.

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

     (10) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.

     (11) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-37378), filed May 19, 2000.

     *    Compensation Plan

     + Confidential treatment has been granted for portions of this agreement.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ADVANCED ENERGY INDUSTRIES, INC.


                        /s/ Richard P. Beck
                        --------------------------------------
                        Richard P. Beck
                        Senior Vice President, Chief Financial    August 4, 2000
                        Officer, Assistant Secretary and
                        Director (Principal Financial Officer
                        and Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
  NO.    DESCRIPTION
-------  -----------
3.1      The Company's Restated Certificate of Incorporation, as amended(1)

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

10.1     Comprehensive Supplier Agreement, dated May 18, 1998, between Applied
         Materials Inc. and the Company(4)+

10.2     Purchase Order and Sales Agreement, dated October 12, 1999, between Lam
         Research Corporation and the Company(3)

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

10.16    Direct Loan Agreement dated December 20, 1996 between RF Power
         Products, Inc. and the New Jersey Economic Development Authority(8)

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
10.17    Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas(4)

10.18    Lease, dated April 15, 1998, between Cameron Technology Investors,
         Ltd., and the Company for property in Austin, Texas(4)

10.19    Agreement and Plan of Reorganization, dated April 5, 2000, between the
         Registrant, Noah Holdings, Inc. and AE Cal Merger Sub, Inc.(11)

10.20    Escrow and Indemnity Agreement, dated April 5, 2000, between the
         Registrant, the former stockholders of Noah Holdings, Inc. and Commercial Escrow Services, Inc.(11)

10.21 Agreement and Plan of Reorganization, dated July 21, 2000, by and among the Company, Mercury Merger Corporation, a wholly owned subsidiary of the Company, Sekidenko, Inc., and Dr. Ray R. Dils

10.22 Agreement and Plan of Reorganization, dated July 6, 2000, by and among the Company, Flow Acquisition Corporation, a wholly owned subsidiary of the Company, and Engineering Measurements Company

27.1     Financial Data Schedule for the six-month period ended June 30, 2000

27.2 Financial Data Schedules as restated for the year ended December 31, 1998, the three-month period ended March 31, 1999, the six-month period ended June 30, 1999, the nine-month period ended September 30, 1999 and the year ended December 31, 1999

27.3     Financial Data Schedule as restated for the three-month period ended
         March 31, 2000

----------
     (1) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-26966), filed July 28, 1999.

     (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-26966), filed March 20, 2000.

     (4) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-26966), filed August 7, 1998.

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

     (10) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.

     (11) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-37378), filed May 19, 2000.

     *    Compensation Plan

     + Confidential treatment has been granted for portions of this agreement.