Form 10-Q
period 2000-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2000-10-30
CIK 927003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to           .
                               ----------     ----------

                        Commission file number: 000-26966

                        ADVANCED ENERGY INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                               84-0846841
---------------------------------------------          -------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)

1625 SHARP POINT DRIVE, FORT COLLINS, CO               80525
---------------------------------------------          -------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

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

As of October 24, 2000, there were 31,515,676 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                        ADVANCED ENERGY INDUSTRIES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

    ITEM 1.       FINANCIAL STATEMENTS

                  Consolidated Balance Sheets-
                  September 30, 2000 and December 31, 1999                                         3

                  Consolidated Statements of Operations -
                  Three months and nine months ended September 30, 2000 and 1999                   4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2000 and 1999                                    5

                  Notes to consolidated financial statements                                       6

    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                          11

    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK                                                                 19

PART II      OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS                                                               21

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                       21

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                                 21

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             21

    ITEM 5.       OTHER INFORMATION                                                               21

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                21

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               2000           1999
                                                                            (UNAUDITED)
                                                                           -------------   ------------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ............................................   $      23,254   $     21,043
  Marketable securities - trading ......................................         198,562        186,440
  Accounts receivable, net .............................................          78,045         46,471
  Income tax receivable ................................................              73          1,453
  Inventories ..........................................................          39,732         28,410
  Other current assets .................................................           2,202          1,803
  Deferred income tax assets, net ......................................           5,773          3,753
                                                                           -------------   ------------
      Total current assets .............................................         347,641        289,373
                                                                           -------------   ------------

PROPERTY AND EQUIPMENT, net ............................................          21,055         17,699

OTHER ASSETS:
  Deposits and other ...................................................             532            559
  Goodwill and intangibles, net ........................................          10,490         11,040
  Investments ..........................................................           4,571             --
  Demonstration and customer service equipment, net ....................           2,821          2,352
  Deferred debt issuance costs, net ....................................           3,929          4,410
                                                                           -------------   ------------
      Total assets .....................................................   $     391,039   $    325,433
                                                                           =============   ============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable trade ...............................................   $      17,409   $     15,702
  Accrued payroll and employee benefits ................................          11,973          7,606
  Other accrued expenses ...............................................           4,616          3,040
  Customer deposits ....................................................             507            804
  Accrued income taxes payable .........................................           7,777          1,266
  Current portion of capital lease obligations and long-term debt ......           2,902          2,585
  Accrued interest payable on convertible subordinated notes ...........           2,658            886
                                                                           -------------   ------------
      Total current liabilities ........................................          47,842         31,889
                                                                           -------------   ------------

LONG-TERM LIABILITIES:
  Capital lease obligations and notes payable, net of current
    portion.............................................................           1,134          1,427
  Convertible subordinated notes payable ...............................         135,000        135,000
                                                                           -------------   ------------
                                                                                 136,134        136,427
                                                                           -------------   ------------
      Total liabilities ................................................         183,976        168,316
                                                                           -------------   ------------

MINORITY INTEREST ......................................................              42            128
                                                                           -------------   ------------

STOCKHOLDERS' EQUITY ...................................................         207,021        156,989
                                                                           -------------   ------------
      Total liabilities and stockholders' equity .......................   $     391,039   $    325,433
                                                                           =============   ============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                    2000                 1999
                                                                 (UNAUDITED)          (UNAUDITED)
                                                                 -----------          -----------
SALES ........................................................   $    96,317          $    55,626
COST OF SALES ................................................        49,492               30,675
                                                                 -----------          -----------
   Gross profit ..............................................        46,825               24,951
                                                                 -----------          -----------
OPERATING EXPENSES:
  Research and development ...................................         9,711                7,211
  Sales and marketing ........................................         6,232                4,589
  General and administrative .................................         6,748                4,437
  Merger costs ...............................................         2,250                   --
  Restructuring charge .......................................         1,000                   --
                                                                 -----------          -----------
   Total operating expenses ..................................        25,941               16,237
                                                                 -----------          -----------
INCOME FROM OPERATIONS .......................................        20,884                8,714
OTHER INCOME (EXPENSE) .......................................         5,598                1,063
                                                                 -----------          -----------
   Net income before income taxes and minority interest ......        26,482                9,777
PROVISION FOR INCOME TAXES ...................................        10,195                3,687
MINORITY INTEREST IN NET LOSS ................................            (2)                  --
                                                                 -----------          -----------
NET INCOME ...................................................   $    16,289          $     6,090
                                                                 ===========          ===========

BASIC EARNINGS PER SHARE .....................................   $      0.52          $      0.21
                                                                 ===========          ===========
DILUTED EARNINGS PER SHARE ...................................   $      0.50          $      0.20
                                                                 ===========          ===========

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING .............        31,339               29,662
                                                                 ===========          ===========
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ...........        32,417               30,932
                                                                 ===========          ===========



                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                          2000                1999
                                                                       (UNAUDITED)         (UNAUDITED)
                                                                       -----------         -----------
SALES...........................................................       $   257,046         $   137,408
COST OF SALES...................................................           131,191              76,955
                                                                       -----------         -----------
   Gross profit.................................................           125,855              60,453
                                                                       -----------         -----------
OPERATING EXPENSES:
  Research and development......................................            26,328              20,223
  Sales and marketing...........................................            17,472              12,208
  General and administrative....................................            18,197              11,692
  Merger costs..................................................             4,583                  --
  Restructuring charge..........................................             1,000                  --
                                                                       -----------         -----------
   Total operating expenses.....................................            67,580              44,123
                                                                       -----------         -----------
INCOME FROM OPERATIONS..........................................            58,275              16,330
OTHER INCOME (EXPENSE)..........................................             6,449               1,028
                                                                       -----------         -----------
   Net income before income taxes and minority interest.........            64,724              17,358
PROVISION FOR INCOME TAXES......................................            24,165               6,747
MINORITY INTEREST IN NET LOSS...................................               (86)                 --
                                                                       -----------         -----------
NET INCOME......................................................       $    40,645         $    10,611
                                                                       ===========         ===========

BASIC EARNINGS PER SHARE........................................       $      1.30         $      0.36
                                                                       ===========         ===========
DILUTED EARNINGS PER SHARE......................................       $      1.25         $      0.35
                                                                       ===========         ===========

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING................            31,276              29,435
                                                                       ===========         ===========
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING..............            32,473              30,666
                                                                       ===========         ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             -------------------------------
                                                                                                2000                1999
                                                                                             (UNAUDITED)         (UNAUDITED)
                                                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................................   $    40,645         $    10,611
  Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization .......................................................         7,436               5,964
     Amortization of deferred debt issuance costs ........................................           481                  --
     Minority interest ...................................................................           (86)                 --
     Stock issued for services rendered ..................................................         2,430                  --
     Provision for deferred income taxes .................................................        (2,020)               (535)
     Amortization of deferred compensation ...............................................           329                  17
     (Gain) loss on disposal of property and equipment ...................................           (55)                  1
     Gain on sale of investment ..........................................................        (4,841)                 --
     Earnings from marketable securities, net ............................................        (7,122)               (418)
     Writedown of LITMAS investment ......................................................            --                 200
     Changes in operating assets and liabilities --
       Accounts receivable-trade, net ....................................................       (27,204)            (23,246)
       Related parties and other receivables .............................................        (4,370)                235
       Inventories .......................................................................       (11,322)             (2,560)
       Other current assets ..............................................................          (399)             (1,595)
       Deposits and other ................................................................           (40)               (311)
       Demonstration and customer service equipment ......................................        (1,022)               (574)
       Accounts payable, trade ...........................................................         1,707               5,848
       Accrued payroll and employee benefits .............................................         4,367               2,982
       Customer deposits and other accrued expenses ......................................         3,051                (573)
       Income taxes payable/receivable, net ..............................................         7,891               4,987
                                                                                             -----------         -----------
          Net cash provided by operating activities ......................................         9,856               1,033
                                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities transactions .....................................................        (5,000)             (1,072)
  Proceeds from sale of investment .......................................................         4,464                  --
  Proceeds from sale of equipment ........................................................           150                  --
  Purchase of property and equipment, net ................................................        (8,687)             (4,483)
  Purchase of technology .................................................................        (1,031)                 --
                                                                                             -----------         -----------
          Net cash used in investing activities ..........................................       (10,104)             (5,555)
                                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change from notes payable and capital lease obligations ............................            24               1,528
  Proceeds from common stock transactions ................................................         4,013               3,045
                                                                                             -----------         -----------
          Net cash provided by financing activities ......................................         4,037               4,573
                                                                                             -----------         -----------

EFFECT OF CURRENCY TRANSLATION ON CASH FLOW ..............................................        (1,578)               (323)
                                                                                             -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................................         2,211                (272)
CASH AND CASH EQUIVALENTS, beginning of period ...........................................        21,043              12,875
                                                                                             -----------         -----------
CASH AND CASH EQUIVALENTS, end of period .................................................   $    23,254         $    12,603
                                                                                             ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .................................................................   $     3,830         $       346
                                                                                             ===========         ===========
  Cash paid for income taxes .............................................................   $    18,411         $     3,267
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

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at September 30, 2000 and December 31, 1999, and the results of the Company's operations for the three- and nine-month periods ended September 30, 2000 and 1999, and cash flows for the nine-month periods ended September 30, 2000 and 1999.

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 20, 2000, and the Company's Current Report on Form 8-K/A, dated August 18, 2000, filed September 19, 2000.


(2) ACQUISITIONS

    SEKIDENKO, INC. - On August 18, 2000, Sekidenko, Inc. ("Sekidenko"), a privately held, Vancouver, Washington-based supplier of optical fiber thermometers to the semiconductor capital equipment industry, was merged with a wholly owned subsidiary of the Company. The Company issued 2.1 million shares of its common stock to the former shareholders of Sekidenko.

    NOAH HOLDINGS, INC. - On April 6, 2000, Noah Holdings, Inc. ("Noah"), a privately held, California-based manufacturer of solid state temperature control systems used to control process temperatures during semiconductor manufacturing, was merged with a wholly owned subsidiary of the Company. The Company issued approximately 687,000 shares of its common stock in connection with the acquisition. In addition, outstanding Noah stock options were converted into options to purchase approximately 40,000 shares of the Company's common stock.

    The above mergers constituted tax-free reorganizations and have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined balance sheet, statements of operations and cash flows of Noah and Sekidenko as though each had always been part of the Company. There were no transactions between the Company, Noah and Sekidenko prior to the combinations, and immaterial adjustments were recorded at Noah and Sekidenko to conform their accounting policies. Certain reclassifications were made to conform the Noah and Sekidenko financial statements to the Company's presentations. The results of operations for the separate companies and combined amounts presented in the consolidated financial statements follow:

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                          2000                 1999
                                                       ----------           ----------
                                                               (IN THOUSANDS)
Sales:
  Pre-Noah and Sekidenko mergers
    Advanced Energy ................................   $   67,171           $  125,385
    Noah ...........................................        3,080                4,734
    Sekidenko ......................................        4,777                7,289
  Post-Noah merger
    Advanced Energy merged with Noah ...............      123,190                   --
    Sekidenko ......................................        7,034                   --
  Post-Noah and Sekidenko mergers ..................       51,794                   --
                                                       ----------           ----------
     Consolidated ..................................   $  257,046           $  137,408
                                                       ==========           ==========

Net income:
  Pre-Noah and Sekidenko mergers
    Advanced Energy ................................   $    9,996           $    8,839
    Noah ...........................................           43                   50
    Sekidenko ......................................        1,198                1,722
  Post-Noah merger
    Advanced Energy merged with Noah ...............       20,809                   --
    Sekidenko ......................................        1,367                   --
  Noah merger costs ................................       (2,333)                  --
  Post-Noah and Sekidenko mergers ..................       11,815                   --
  Sekidenko merger costs ...........................       (2,250)                  --
                                                       ----------           ----------
     Consolidated ..................................   $   40,645           $   10,611
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

    FST -- On September 3, 1998, the Company acquired substantially all of the assets of Fourth State Technology, Inc. ("FST"), a privately held, Texas-based designer and manufacturer of process controls used to monitor and analyze data in the RF process. The purchase price consisted of $2.5 million in cash, assumption of a $113,000 liability, and an earn-out provision, which is based on profits over a twelve-quarter period beginning October 1, 1998. During the fourth quarter of 1999 and the first nine months of 2000, the Company accrued $240,000 and $36,000, respectively, to intangible assets as a result of the earn-out provision being met during those periods. Approximately $2.6 million of the initial purchase price was allocated to intangible assets. The results of operations of FST are included within the accompanying consolidated financial statements from the date of acquisition.

(3) MARKETABLE SECURITIES - TRADING

    MARKETABLE SECURITIES - TRADING consisted of the following:

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    2000            1999
                                                 (UNAUDITED)
                                                -------------   ------------
                                                       (IN THOUSANDS)
Commercial paper ............................   $     156,775   $    118,894
Municipal bonds and notes ...................          41,674         67,453
Money market mutual funds ...................             113             93
                                                -------------   ------------
Total marketable securities .................   $     198,562   $    186,440
                                                =============   ============


(4) ACCOUNTS RECEIVABLE - TRADE

    ACCOUNTS RECEIVABLE - TRADE consisted of the following:

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    2000            1999
                                                 (UNAUDITED)
                                                -------------   ------------
                                                       (IN THOUSANDS)
Domestic ...................................   $      40,433    $     21,877
Foreign ....................................          32,066          23,414
Allowance for doubtful accounts ............            (643)           (639)
                                               -------------    ------------
Trade accounts receivable ..................          71,856          44,652
Related parties ............................             718              32
Other ......................................           5,471           1,787
                                               -------------    ------------
Total accounts receivable ..................   $      78,045    $     46,471
                                               =============    ============


(5) INVENTORIES

    INVENTORIES consisted of the following:


                                                SEPTEMBER 30,   DECEMBER 31,
                                                    2000            1999
                                                 (UNAUDITED)
                                                -------------   ------------
                                                       (IN THOUSANDS)
   Parts and raw materials................      $      30,655   $     19,381
   Work in process........................              3,692          2,526
   Finished goods.........................              5,385          6,503
                                                -------------   ------------
   Total inventories......................      $      39,732   $     28,410
                                                =============   ============


(6) INVESTMENTS

    In the third quarter of 2000 the Company exercised warrants of a supplier in a cashless transaction and received 458,000 shares of the supplier's common stock, which is publicly traded. Concurrent with the exercise, the Company sold 320,000 shares of the supplier's common stock and recognized a gain of approximately $4.8 million. The remaining 138,000 shares have been classified as available-for-sale securities and are reflected as an asset of approximately $4.6 million in the accompanying balance sheet.

(7) STOCKHOLDERS' EQUITY

    STOCKHOLDERS' EQUITY consisted of the following:


                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             2000            1999
                                                                          (UNAUDITED)
                                                                         -------------   ------------
                                                                       (IN THOUSANDS, EXCEPT PAR VALUE)

   Common stock, $0.001 par value, 40,000 shares authorized;
       31,474 and 30,981 shares issued and outstanding at September
       30, 2000 and December 31, 1999, respectively.................     $          31   $         31
   Additional paid-in capital.......................................           117,434        108,997
   Retained earnings................................................            89,582         48,937
   Deferred compensation............................................            (1,752)           (86)
   Accumulated other comprehensive income (loss)....................             1,726           (890)
                                                                         -------------   ------------
   Total stockholders' equity.......................................     $     207,021   $    156,989
                                                                         =============   ============



(8) ACCOUNTING STANDARDS

    COMPREHENSIVE INCOME -- In June 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. Comprehensive income for the Company consists of net income, foreign currency translation adjustments and an unrealized holding gain as presented below. The adoption of SFAS No. 130 in fiscal 1998 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

                                                                     NINE MONTHS ENDED         NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                                        (UNAUDITED)               (UNAUDITED)
                                                                     ------------------        ------------------
                                                                                   (IN THOUSANDS)
   Net income, as reported..........................................      $ 40,645                   $ 10,611
   Adjustment to arrive at comprehensive net income:
     Unrealized holding gain........................................         4,194                         --
     Cumulative translation adjustment..............................        (1,578)                      (323)
                                                                          --------                   --------
   Comprehensive net income.........................................      $ 43,261                   $ 10,288
                                                                          ========                   ========

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


(9) CONVERTIBLE SUBORDINATED NOTES PAYABLE

    In November 1999 the Company issued $135 million of convertible subordinated notes payable at 5.25%. These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year beginning May 15, 2000. Net proceeds to the Company were approximately $130.5 million, after deducting $4.5 million of offering costs and underwriters' discounts and commissions, which have been capitalized and are being amortized over a period of 7 years. Holders of the notes may convert the notes at any time into shares of the Company's common stock, at $49.53 per share. The Company may convert the notes on or after November 19, 2002 at a redemption price of 103.00% times the principal amount, and may convert at successively lesser amounts thereafter until November 15, 2006, at which time the Company may convert at a redemption price equal to the principal amount. At September 30, 2000, $2.7 million of interest expense was accrued as a current liability, and there had been no conversion of notes into the Company's common stock.

    Between October 16, 2000 and October 28, 2000, the Company purchased an aggregate of approximately $31.7 million principal amount of notes in the open market, for a cost of approximately $23.6 million. The note purchases were funded from the Company's available cash. The Company may purchase additional notes in the open market from time to time, if market conditions and the Company's financial position are deemed favorable for such purchases.


(10) SUBSEQUENT EVENTS

    On July 6, 2000, the Company entered into a definitive agreement to acquire Engineering Measurements Company ("EMCO"), a Longmont, Colorado-based company which manufactures electronic and electromechanical precision instruments for measuring and controlling the flow of liquids, steam and gases, for 900,000 shares of the Company's common stock. The Company and EMCO renegotiated the agreement as of October 20, 2000 to change the consideration from stock to cash. Completion of the merger is subject to approval by EMCO's shareholders and certain other conditions. If the merger is completed, the Company will pay the EMCO shareholders cash in an aggregate amount equal to $30 million plus the exercise prices paid in cash by EMCO option holders on exercise of any EMCO stock options after October 20, 2000 and before the completion of the merger. The Company will assume options that are not exercised before the completion of the merger and convert them into options to acquire the Company's common stock. The acquisition will be accounted for using the purchase method of accounting. The Company will operate EMCO as a wholly owned subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

    This Form 10-Q, including the following discussion, contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are other than historical information are forward looking statements. For example, statements relating to our beliefs, expectations and plans are forward looking statements, as are statements that certain actions, conditions or circumstances will occur or continue. Forward looking statements involve risks and uncertainties. As a result, actual results may differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences or prove any forward looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the following:

         o changes or slowdowns in economic conditions in the semiconductor and semiconductor capital equipment industries or other industries in which our customers operate;

         o        changes in customers' inventory management practices;

         o timing and challenges of integrating recent and potential future acquisitions;

         o component shortages or allocations or other factors that change our levels of inventory or substantially increase our spending on inventory;

         o        introduction of new products by our competitors; and

         o        our ability to attract and retain key personnel.

For a discussion of these and other factors that may impact our realization of our forward looking statements, see our Annual Report on Form 10-K for the year ended December 31, 1999, Part I "Cautionary Statements - Risk Factors."


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

    Sales were $55.6 million in the third quarter of 1999 and $96.3 million in the third quarter of 2000, representing an increase of 73%. The third quarter of 2000 achieved another record quarterly level of sales for us and was the seventh consecutive quarter of sales growth. Our sales levels in the third quarter of 2000 were primarily attributable to capacity expansion and increased investment in advanced technology by the semiconductor industry, which resulted in increased demand for our systems from manufacturers of semiconductor capital equipment, including our largest customer. Our experience has shown that our sales to semiconductor capital equipment customers is dependent on the volatility of that industry, which results from sudden changes in semiconductor supply and demand, and rapid technological advances in both semiconductor devices and wafer fabrication processes.

    Our sales in the third quarter of 2000 when compared to the third quarter of 1999 were also higher because of increased sales to all five industries to which we sell. Sales to the flat panel display industry were 166% higher due to increased demand by that industry in Japan. Additionally, increased demand by the entertainment customer group of the data storage industry led to significantly higher sales to that industry.

    By geographic region, our sales were higher in the third quarter of 2000 when compared to the third quarter of 1999 in all our major geographic markets including the United States, Asia Pacific and Europe while our sales in the rest of the world decreased.

    The following tables summarize net sales and percentages of net sales by customer type for us for the three-month periods ended September 30, 2000 and 1999:

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------
                                                            2000                  1999
                                                         ----------            ----------
                                                                 (IN THOUSANDS)
    Semiconductor capital equipment.................     $   67,142            $   36,867
    Data storage....................................          8,034                 5,733
    Flat panel display..............................          7,733                 2,904
    Emerging markets................................          9,641                 7,241
    Customer service technical support..............          3,767                 2,881
                                                         ----------            ----------
                                                         $   96,317            $   55,626
                                                         ==========            ==========

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------
                                                            2000                  1999
                                                         ----------            ----------
    Semiconductor capital equipment.................             70%                   66%
    Data storage....................................              8                    11
    Flat panel display..............................              8                     5
    Emerging markets................................             10                    13
    Customer service technical support..............              4                     5
                                                         ----------            ----------
                                                                100%                  100%
                                                         ==========            ==========



    The following tables summarize net sales and percentages of net sales by geographic region for us for the three-month periods ended September 30, 2000 and 1999:

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------
                                                            2000                  1999
                                                         ----------            ----------
                                                                 (IN THOUSANDS)
    United States and Canada........................     $   69,251            $   41,429
    Europe..........................................         14,480                 8,256
    Asia Pacific....................................         12,561                 5,863
    Rest of world...................................             25                    78
                                                         ----------            ----------
                                                         $   96,317            $   55,626
                                                         ==========            ==========


                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------
                                                            2000                  1999
                                                         ----------            ----------
    United States and Canada........................             72%                   74%
    Europe..........................................             15                    15
    Asia Pacific....................................             13                    11
    Rest of world...................................             --                    --
                                                         ----------            ----------
                                                                100%                  100%
                                                         ==========            ==========


   GROSS MARGIN

    Our gross margin was 48.6% in the third quarter of 2000 compared to 44.9% in the third quarter of 1999. The improvement was due to more favorable absorption of manufacturing overhead from the higher sales base, and lower costs of customer service and technical support. We will add new facilities in Fort Collins, Colorado in the first quarter of 2001 to increase our manufacturing capacity, which will involve substantial fixed costs. This could adversely impact absorption of overhead if the increased capacity is not fully utilized.

   RESEARCH AND DEVELOPMENT EXPENSES

    We invest in research and development to investigate new technologies, develop new products, and improve existing product designs. Our research and development expenses were $7.2 million in the third quarter of 1999 and $9.7 million in the third quarter of 2000, representing an increase of 35%. The increase is primarily due to increases in payroll, materials, supplies and higher infrastructure costs for new product development. As a percentage of sales, research and development expenses decreased from 13.0% in the third quarter of 1999 to 10.0% in the third quarter of 2000 because of the higher sales base.

    We believe continued research and development investment for development of new systems is critical to our ability to serve new and existing markets. Since our inception, the majority of our research and development costs have been internally funded and all have been expensed as incurred.

   SALES AND MARKETING EXPENSES

    Our sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses were $4.6 million in the third quarter of 1999 and $6.2 million in the third quarter of 2000, representing a 36% increase. The increase is primarily due to higher payroll, promotion and distribution costs incurred as we continue to increase our sales management and product management capabilities. As a percentage of sales, sales and marketing expenses decreased from 8.2% in the third quarter of 1999 to 6.5% in the third quarter of 2000 because of the higher sales base.

   GENERAL AND ADMINISTRATIVE EXPENSES

    Our general and administrative expenses support our worldwide financial, administrative, information systems and human resources functions. General and administrative expenses were $4.4 million in the third quarter of 1999 and $6.7 million in the third quarter of 2000, representing a 52% increase. The increase is primarily due to higher spending for payroll and purchased services. As a percentage of sales, general and administrative expenses decreased from 8.0% in the third quarter of 1999 to 7.0% in the third quarter of 2000 because of the higher sales base.

    We continue to implement our management system software, including the replacement of existing systems in our domestic and foreign locations. We expect that charges related to training and implementation of the new software will continue into 2001.

   RESTRUCTURING AND MERGER COSTS

    On July 17, 2000, we announced the consolidation of our Tower Electronics facility in Fridley, Minnesota into our existing facility in Voorhees, New Jersey. We recorded a restructuring charge of $1.0 million in the third quarter of 2000 related to the consolidation, which we expect to complete during the fourth quarter of 2000.

    On August 18, 2000, Advanced Energy acquired Sekidenko, Inc. ("Sekidenko") in a merger that was accounted for as a pooling of interests. This merger involved the exchange of 2.1 million shares of Advanced Energy common stock for the privately held common stock of Sekidenko. As part of the business combination, we took a charge of $2.3 million in the third quarter of 2000 for merger costs, which cannot be capitalized and which in certain cases are nondeductible for income tax purposes. We expect to incur additional operating expenses during 2000 related to consolidating and integrating operations of this and other business combinations made in 2000.

   OTHER INCOME (EXPENSE)

    Other income consists primarily of interest income and expense, foreign exchange gains and other gains and losses. Other income was $5.6 million in the third quarter of 2000, primarily due to a $4.8 million gain on a sale of an investment, compared to other income of $1.1 million in the third quarter of 1999, which was primarily due to a $1.0 million foreign currency gain.

   PROVISION FOR INCOME TAXES

    The income tax provision for the third quarter of 1999 was $3.7 million and represented an effective tax rate of 38%. The income tax provision for the third quarter of 2000 was $10.2 million, which also represented an effective tax rate of 38%. We have implemented several strategic tax reduction initiatives to reduce our overall effective rate, and we adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities. In the third quarter of 2000 we incurred certain merger costs which are nondeductible, and which adversely impacted the effective rate.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

   SALES

    Sales were $137.4 million for the first nine months of 1999 and $257.0 million for the first nine months of 2000. The increase was attributable to increased sales to all the industries to which we sell, and also included increases to all of our major geographic regions.

    The following tables summarize net sales and percentages of net sales by customer type for us for the nine-month periods ended September 30, 2000 and 1999:

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                            2000                 1999
                                                         ----------           ----------
                                                                 (IN THOUSANDS)
    Semiconductor capital equipment..............        $  179,227           $   88,260
    Data storage.................................            19,404               14,371
    Flat panel display...........................            21,363                6,865
    Emerging markets.............................            25,784               20,986
    Customer service technical support...........            11,268                6,926
                                                         ----------           ----------
                                                         $  257,046           $  137,408
                                                         ==========           ==========


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                            2000                 1999
                                                         ----------           ----------
    Semiconductor capital equipment..............                70%                  64%
    Data storage.................................                 8                   11
    Flat panel display...........................                 8                    5
    Emerging markets.............................                10                   15
    Customer service technical support...........                 4                    5
                                                         ----------           ----------
                                                                100%                 100%
                                                         ==========           ==========



    The following tables summarize net sales and percentages of net sales by geographic region for us for the nine-month periods ended September 30, 2000 and 1999:

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                            2000                 1999
                                                         ----------           ----------
                                                                 (IN THOUSANDS)

    United States and Canada.....................        $  185,470           $  102,150
    Europe.......................................            38,117               20,449
    Asia Pacific.................................            33,147               14,369
    Rest of world................................               312                  440
                                                         ----------           ----------
                                                         $  257,046           $  137,408
                                                         ==========           ==========

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                            2000                 1999
                                                         ----------           ----------
    United States and Canada.....................                72%                  74%
    Europe.......................................                15                   15
    Asia Pacific.................................                13                   11
    Rest of world................................                --                   --
                                                         ----------           ----------
                                                                100%                 100%
                                                         ==========           ==========


   GROSS MARGIN

    Our gross margin was 44.0% in the first nine months of 1999 and 49.0% in the first nine months of 2000. The improvement was due to more favorable absorption of manufacturing overhead from the higher sales base and lower costs of customer service and technical support.

   RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $20.2 million in the first nine months of 1999 and $26.3 million in the first nine months of 2000, representing an increase of 30%. The increase is primarily due to increases in payroll, materials and supplies, depreciation and higher infrastructure costs for new product development. As a percentage of sales, research and development expenses decreased from 14.7% in the first nine months of 1999 to 10.2% in the first nine months of 2000 because of the higher sales base.

   SALES AND MARKETING EXPENSES

    Sales and marketing expenses were $12.2 million in the first nine months of 1999 and $17.5 million in the first nine months of 2000, representing a 43% increase. The increase is primarily due to higher payroll, promotion, distribution and travel costs. As a percentage of sales, sales and marketing expenses decreased from 8.9% in the first nine months of 1999 to 6.8% in the first nine months of 2000 because of the higher sales base.

   GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $11.7 million in the first nine months of 1999 and $18.2 million in the first nine months of 2000, representing a 56% increase. The increase is primarily due to higher spending for payroll and purchased services. As a percentage of sales, general and administrative expenses decreased from 8.5% in the first nine months of 1999 to 7.1% in the first nine months of 2000 because of the higher sales base.

   RESTRUCTURING AND MERGER COSTS

     On April 6, 2000, Advanced Energy acquired Noah Holdings, Inc. ("Noah") in a pooling of interests that involved the exchange of 687,000 shares of Advanced Energy common stock for the privately held common stock of Noah. As part of the business combination, we took a one-time charge of $2.3 million in the second quarter of 2000 for merger costs, which cannot be capitalized and which in certain cases are nondeductible for income tax purposes. We expect to incur additional operating expenses during 2000 related to consolidating and integrating operations of this business combination.

     On July 17, 2000, we announced the consolidation of our Tower Electronics facility in Fridley Minnesota, into our existing facility in Voorhees, New Jersey. We recorded a restructuring charge of $1.0 million in the third quarter of 2000 related to the consolidation, which we expect to complete during the fourth quarter of 2000.

     On August 18, 2000, Advanced Energy acquired Sekidenko, Inc. ("Sekidenko") in a merger that was accounted for as a pooling of interests. This merger involved the exchange of 2.1 million shares of Advanced Energy common stock for the privately held common stock of Sekidenko. As part of the business combination, we took a charge of $2.3 million in the third quarter of 2000 for merger costs, which cannot be capitalized and which in certain cases are nondeductible for income tax purposes. We expect to incur additional operating expenses during 2000 related to consolidating and integrating operations of this business combination.

   OTHER INCOME (EXPENSE)

    Other income was $1.0 million in the first nine months of 1999, primarily due to $900,000 of foreign currency gain. Other income was $6.4 million in the first nine months of 2000, primarily due to a $4.8 million gain on a sale of an investment and net interest income from marketable securities we hold.

   PROVISION FOR INCOME TAXES

    The income tax provision for the first nine months of 1999 was $6.7 million and represented an effective tax rate of 39%. The income tax provision for the first nine months of 2000 was $24.2 million and represented an effective tax rate of 37%. We have implemented several strategic tax reduction initiatives to reduce our overall effective rate, and we adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations, acquired equipment and met our working capital requirements through borrowings under our revolving line of credit, long-term loans secured by property and equipment, cash flow from operations and proceeds from underwritten public offerings of our common stock and convertible subordinated debt.

    Operating activities provided cash of $1.0 million in the first nine months of 1999, primarily as a result of net income, depreciation and amortization, increases in accounts payable and increased accruals for payroll, employee benefits and income taxes, partially offset by increases in accounts receivable and inventories. Operating activities provided cash of $9.9 million in the first nine months of 2000, primarily as a result of net income, depreciation and amortization, increased accruals for payroll, employee benefits and income taxes, partially offset by increases in accounts receivable and inventories, earnings from marketable securities and a gain from a sale of an investment. We expect future receivable and inventory balances to fluctuate with net sales. We provide just-in-time deliveries to certain of our customers and may be required to maintain higher levels of inventory to satisfy our customers' delivery requirements. Any increase in our inventory levels will require the use of cash to purchase the inventory.

    Investing activities used cash of $5.6 million in the first nine months of 1999, and included the purchase of property and equipment for $4.5 million and an increase of marketable securities of $1.1 million. Investing activities used cash of $10.1 million in the first nine months of 2000, and included the net purchase of marketable securities of $5.0 million, the purchase of property and equipment for $8.7 million, and the purchase of technology for $1.0 million, partially offset by proceeds from the sale of an investment of $4.5 million and proceeds from the sale of equipment of $150,000.

    Financing activities provided cash of $4.6 million in the first nine months of 1999, and consisted of $3.0 million from the exercise of employee stock options and sale of common stock through our employee stock purchase plan ("ESPP") and $1.5 million of net changes in notes payable and capital lease obligations. Financing activities provided cash of $4.0 million in the first nine months of 2000, and consisted primarily of $4.0 million from the exercise of employee stock options and sale of common stock through our ESPP.

    Between October 16, 2000 and October 28, 2000, we purchased an aggregate of approximately $31.7 million principal amount of our convertible subordinated notes in the open market, for a cost of approximately $23.6 million. The note purchases were funded from our available cash. We may purchase additional notes in the open market from time to time, if market conditions and our financial position are deemed favorable for such purchases.

    We plan to spend approximately $8 million through the remainder of 2000 for the acquisition of equipment, leasehold improvements and furnishings, with depreciation expense projected to be approximately $2 million.

    As of September 30, 2000, we had working capital of $299.8 million. Our principal sources of liquidity consisted of $23.3 million of cash and cash equivalents, $198.6 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit, with options to convert up to $10.0 million to a three-year term loan. Advances under the revolving line of credit bear interest at either the prime rate

(9.5% at October 24, 2000) minus 1.25% or the LIBOR 360-day rate (6.68% at October 24, 2000) plus 150 basis points, at our option. All advances under the revolving line of credit will be due and payable in December 2000. We intend to renew and extend the terms of this line of credit. As of September 30, 2000 there was an advance outstanding of $2.3 million on this line of credit by our Japanese subsidiary, Advanced Energy Japan K.K. We also have a line of credit of $1.5 million of which $100,000 was outstanding at September 30, 2000.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

INTEREST RATE RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2000, our investments consisted of equity securities, commercial paper, municipal bonds and notes and money market mutual funds.

    Our interest expense is sensitive to changes in the general level of U.S. interest rates with respect to our bank facilities of which $2.3 million was outstanding as of September 30, 2000. Our other debt, including our convertible subordinated notes, is fixed rate in nature and mitigates the impact of fluctuations in interest rates. The fair value of our debt approximates the carrying amount at September 30, 2000. We believe the potential effects of near-term changes in interest rates on our debt is not material.

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

    Eleven European countries adopted a Single European Currency (the "euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. As of January 1, 1999, these eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies and the euro. For three years after the introduction of the euro, the participating countries can perform financial transactions in either the euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the euro (and the participating countries' currencies in tandem) will continue to float freely against the U.S. dollar and other currencies of non-participating countries. A twelfth European country is schedule to adopt the euro January 1, 2001. Although we do not expect the introduction of the euro currency to have a significant impact on our revenues or results of operations, we are unable to determine what effects, if any, the currency change in Europe will have on competition and competitive pricing in the affected regions.

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

         None.


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

        3.1   The Company's Restated Certificate of Incorporation, as amended(1)

        3.2   The Company's By-laws(2)

       10.21 Agreement and Plan of Reorganization, dated July 21, 2000, by and among the Company, Mercury Merger Corporation, a wholly owned subsidiary of the Company, Sekidenko, Inc., and Dr. Ray R. Dils(3)

       10.22 Agreement and Plan of Reorganization, dated July 6, 2000, amended and restated as of October 20, 2000, by and among the Company, Flow Acquisition Corporation, a wholly owned subsidiary of the Company, and Engineering Measurements Company

       27.1 Financial Data Schedule for the nine-month period ended September 30, 2000

----------

         (1) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-26966), filed July 28, 1999.

         (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

         (3) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26966), filed August 4, 2000.


(b) The Company filed a report on Form 8-K on August 14, 2000. The report contained a restatement of the Company's financial statements originally reported in its Form 10-K, filed March 20, 2000, which included the consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. The report on Form 8-K was filed to reflect the merger of Noah Holdings, Inc. ("Noah") with Advanced Energy that occurred on April 6, 2000, which was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. All prior period consolidated financial statements referred to above, were restated to include the comparable statements of Noah as though it had always been part of the Company.

     The Company filed a report on Form 8-K on September 15, 2000, and a related amended report on Form 8-K/A on September 19, 2000. The reports contained a restatement of the Company's financial statements originally reported in its Form 10-K, filed March 20, 2000, which included the consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. The reports on Form 8-K and Form 8-K/A were filed to reflect the merger of Noah with Advanced Energy that occurred on April 6, 2000 and the merger of Sekidenko, Inc. ("Sekidenko") with Advanced Energy that occurred on August 18, 2000. These mergers were accounted for as poolings of interests under Accounting Principles Board Opinion No. 16. All prior period consolidated financial statements referred to above, were restated to include the comparable statements of Noah and Sekidenko as though each had always been part of the Company.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ADVANCED ENERGY INDUSTRIES, INC.


                                /s/ Richard P. Beck
                                -------------------

                                Richard P. Beck
                                Senior Vice President,         October 30, 2000
                                Chief Financial Officer,
                                Assistant Secretary and
                                Director (Principal Financial
                                Officer and Principal
                                Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

   3.1        The Company's Restated Certificate of Incorporation, as amended(1)

   3.2        The Company's By-laws(2)

  10.21 Agreement and Plan of Reorganization, dated July 21, 2000, by and among the Company, Mercury Merger Corporation, a wholly owned subsidiary of the Company, Sekidenko, Inc., and Dr. Ray R. Dils(3)

  10.22 Agreement and Plan of Reorganization, dated July 6, 2000, amended and restated as of October 20, 2000, by and among the Company, Flow Acquisition Corporation, a wholly owned subsidiary of the Company, and Engineering Measurements Company

  27.1        Financial Data Schedule for the nine-month period ended September
              30, 2000

----------

         (1) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-26966), filed July 28, 1999.

         (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

         (3) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26966), filed August 4, 2000.