Form 10-K
period 2000-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2001-03-27
CIK 927003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended December 31, 2000.

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

As of March 12, 2001, there were 31,555,604 shares of the Registrant's Common Stock outstanding and the aggregate market value of such stock held by non-affiliates of the Registrant was $409,060,275.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 9, 2001 are incorporated by reference into Part III of this Form 10-K.

                        ADVANCED ENERGY INDUSTRIES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

PART I
    ITEM 1.          BUSINESS                                                 4
                     EXECUTIVE OFFICERS OF THE REGISTRANT                    30
    ITEM 2.          PROPERTIES                                              31
    ITEM 3.          LEGAL PROCEEDINGS                                       31
    ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                       HOLDERS                                               32

PART II
    ITEM 5.          MARKET PRICE FOR REGISTRANT'S COMMON STOCK AND
                        RELATED STOCKHOLDER MATTERS                          33
    ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA                    34
    ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS                  35
    ITEM 7.A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK                                         48
    ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             50
    ITEM 9.          DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                       DISCLOSURES                                           73


PART III
    ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      74
    ITEM 11.         EXECUTIVE COMPENSATION                                  74
    ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT                                       74
    ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          74


PART IV
    ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                        ON FORM 8-K                                          75

PART I

ITEM 1. BUSINESS

     GENERAL

     We design, manufacture and support products and systems critical to plasma-based manufacturing processes. These systems are important components in industrial manufacturing equipment that modifies surfaces or deposits or etches thin film layers on computer chips, CDs, flat panel displays such as computer screens, DVDs, windows, eyeglasses, solar panels and other products. Our systems refine, modify and control the raw electrical power from a utility and convert it into power that is uniform and predictable. This allows manufacturing equipment to produce and deposit very thin films at an even thickness on a mass scale.

     We market and sell our systems primarily to large, original equipment manufacturers of semiconductor, flat panel display, data storage and other industrial thin film manufacturing equipment. We have sold our systems worldwide to more than 100 OEMs and directly to more than 500 end-users. Our principal customers include Applied Materials, Axcelis, Lam Research, Novellus, Singulus, ULVAC and Unaxis.

     We seek to expand our product offerings and customer base. In September 1998 we acquired the assets of Fourth State Technology, Inc. This acquisition provided us with the capability to design and manufacture power-related process control systems used to monitor and analyze data in thin film processes.

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

    In April 2000 we acquired Noah Holdings, Inc. ("Noah"), a privately held manufacturer of solid state temperature control systems used to control process temperatures during semiconductor manufacturing.

    In August 2000 we acquired Sekidenko, Inc. ("Sekidenko"), a privately held manufacturer of optical fiber temperature measurement and control systems for the semiconductor and related industries.

    In January 2001 we acquired Engineering Measurements Company ("EMCO"), a publicly held manufacturer of flowmeters for use in semiconductor manufacturing and advanced product applications.

     Since inception we have sold over 200,000 power conversion and control systems. Sales to customers in the semiconductor capital equipment industry constituted 65% of our sales in 1999 and 70% in 2000. We sell our systems primarily through direct sales personnel to customers in the United States, Europe and Asia, and through distributors in Australia, China, France, India, Israel, Italy, Mexico, Singapore and Sweden. International sales represented 27% of our sales in 1999 and 28% in 2000.


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


PRODUCTS

     Our switchmode power conversion and control systems have advanced features, which have enabled our customers to develop new plasma-based processing applications. In 1982 we introduced our first low-frequency switchmode power conversion and control system specifically designed for use in plasma processes. In 1983 we introduced our first direct current (DC) system designed for use in physical vapor deposition (PVD) applications. This DC system is a compact, cost-effective power solution, which greatly reduces stored energy, a major limitation in PVD systems. In 1989 we introduced tuners used to match the characteristics of the plasma with the RF generators. We carried the state of the art further in 1995 when we introduced the Pinnacle series of DC systems, which we updated in 1997 with the Pinnacle-II. In 1990 we introduced the first switchmode RF power conversion and control systems for use in semiconductor etch applications. This product line achieved significant design wins because of its smaller size and its ability to provide more precise control. In 1998 we developed the APEX series of RF systems, which use new technology to further reduce size and extend the frequency and power range of our RF product line. We introduced a family of accessories for the DC product line in 1993. These pulsed DC products provided major improvements in arc prevention and suppression. We are currently extending the power range of our systems to much higher power levels to enable them to supply products for advanced product applications. The products in these product families range in price from $3,100 to $175,000, with an average price of approximately $9,500.

    The acquisition of RF Power Products in 1998 expanded our product line of RF generators and matching networks. Solid-state generators are presently available for power requirements of up to 10 kW and are sold primarily to capital equipment manufacturers in the semiconductor equipment, flat panel display, thin film and analytical equipment markets. RF matching networks are systems composed primarily of variable inductors and capacitors with application-specific circuits that can be designed to a customer's specific power requirements. Our RF generators and matching networks have average selling prices similar to our DC products.

    In 1998 we acquired an ion source technology which can produce a beam of ions for surface modification and other ion beam processes. In that same year we also sold our first products having this technology. We also developed and introduced products using inductively coupled sources of both the solenoidal and toroidal forms.

    In 1998 we also developed sophisticated pulsing power supply specifically for electroplating processes on semiconductor wafers, which led to the introduction of the E'Wave product in 1999.

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

    The acquisition of Noah in 2000 expanded our product offerings to include solid state temperature control systems for use in controlling temperatures during semiconductor manufacturing.

    The acquisition of Sekidenko in 2000 expanded our product offerings to include optical fiber temperature measurement and control systems. We market these products to semiconductor capital equipment manufacturers.

    The acquisition of EMCO in 2001 expanded our product offerings to include electronic and electromechanical precision instruments for measuring and controlling the flow of liquids, steam and gases.

    The following chart sets forth our principal product lines and related basic information:

------------------------------------------------------------------------------------------------------------------------------------
                               PRODUCT                                           POWER/CURRENT                 MAJOR PROCESS
                               PLATFORM               DESCRIPTION                    LEVEL                     APPLICATIONS
------------------------------------------------------------------------------------------------------------------------------------
                          MDX                  Power control and            500W-80kW                   PVD
         DIRECT                                conversion system                                        o Metal sputtering
                                                                                                        o Reactive sputtering
                          ----------------     ------------------------     ------------------          ----------------------------
        CURRENT           MDX II               Power control and            15kW-120kW                  PVD
                                               conversion system                                        o Metal sputtering
        PRODUCTS                                                                                        o Reactive sputtering

                          ----------------     ------------------------     ------------------          ----------------------------
                          Pinnacle(TM)         Power control and            6kW-120kW                   PVD
                          Pinnacle(TM)- II     conversion system                                        o Metal sputtering
                                                                                                        o Reactive sputtering


                          ----------------     ------------------------     ------------------          ----------------------------
                          Pinnacle(TM)Plus     Pulsed power control and     5kW - 10kW                  PVD
                                               conversion system                                        o Metal sputtering
                                                                                                        o Reactive sputtering

                          ----------------     ------------------------     ------------------          ----------------------------
                          Sparc-le(R)          Arc management               1kW-60kW                    For use with MDX
                                               accessory                                                systems - permits precise
                                                                                                        control of reactive
                                                                                                        sputtering of insulating
                                                                                                        films

                          ----------------     ------------------------     ------------------          ----------------------------
                          E-Chuck              Electrostatic chuck          <100W                       General wafer handling in
                                               power system                                             semiconductor PVD, CVD,
                                                                                                        and etch applications

------------------------------------------------------------------------------------------------------------------------------------
                          Astral(TM)           Pulsed DC power system       20kW, 120kW, 200kW          PVD
       HIGH-POWER                                                                                       o Reactive sputtering

                          ----------------     ------------------------     ------------------          ----------------------------
                          Crystal(TM)          Mid-frequency power          180kW                       PVD
        PRODUCTS                               control and conversion                                   CVD
                                               system                                                   Reactive sputtering
                                                                                                        Dual magnetron sputtering

------------------------------------------------------------------------------------------------------------------------------------
                          PE and PE-II         Low frequency                1.25kW-30kW                 CVD
      LOW AND MID-                             power control and                                        PVD
                                               conversion system                                        o Reactive sputtering
       FREQUENCY                                                                                        Surface modification

                          ----------------     ------------------------     ------------------          ----------------------------
       PRODUCTS           PD                   Mid-frequency                1.25kW-8kW                  CVD
                                               power control and                                        PVD
                                               conversion system                                        o Reactive sputtering
                                                                                                        Surface modification

                          ----------------     ------------------------     ------------------          ----------------------------
                          LF                   Low frequency                500W-1kW                    Etch
                                               power control and                                        PVD
                                               conversion system

------------------------------------------------------------------------------------------------------------------------------------
                          HFV                  Power control and            3kW-8kW                     PVD
                                               conversion system                                        Etch

                          ----------------     ------------------------     ------------------          ----------------------------
         RADIO            RFX                  Power control and            600W                        General R&D
                                               conversion system

                          ----------------     ------------------------     ------------------          ----------------------------
       FREQUENCY          RFG                  Power control and            600W-5.5kW                  Etch
                                               conversion system                                        CVD

                          ----------------     ------------------------     ------------------          ----------------------------
        PRODUCTS          RFXII                Power control and            600W-5.5kW                  Etch
                                               conversion system                                        CVD

                          ----------------     ------------------------     ------------------          ----------------------------
                          APEX(TM)             Power control and            1kW-10kW                    Etch
                                               conversion system                                        CVD

                          ----------------     ------------------------     ------------------          ----------------------------
                          AZX, VZX,            Tuner                        100W-5kW                    Impedance matching
                          SwitchMatch(TM)                                                               network

                          ----------------     ------------------------     ------------------          ----------------------------
                          RF                   Power control and            500W-5kW                    Etch
                                               conversion system                                        CVD

                          ----------------     ------------------------     ------------------          ----------------------------
                          Atlas(TM)            Power control and            1.5kW-5kW                   Etch
                                               conversion system

                          ----------------     ------------------------     ------------------          ----------------------------
                          Mercury(TM)          Tuner                        500W-10kW                   Impedance matching network

                          ----------------     ------------------------     ------------------          ----------------------------
                          FTMS(TM)             Tuner                        2kW-5kW                     Impedance matching network

------------------------------------------------------------------------------------------------------------------------------------
                          12cm multi-cell      Round ion beam source        1.5kW-2.0kW                 Magnetic media
    ION BEAM SOURCES      ion beam source                                                               DLC deposition
                                                                                                        Optical ion assist

                          ----------------     ------------------------     ------------------          ----------------------------
        PRODUCTS          Linear ion beam      38cm, 65cm, 94cm             1.0kW-3.0kW                 Architectural glass
                          sources                                                                       Flat panel displays -
                                                                                                        pre-cleaning
                                                                                                        Ion assist deposition

                          ----------------     ------------------------     ------------------          ----------------------------
                          Inductively          3kW linear ICP               3kW                         Enhanced reactive
                          coupled plasma                                                                deposition
                          source (ICP - 3)                                                              Low energy CVD
                                                                                                        Low energy cleaning

                          ----------------     ------------------------     ------------------          ----------------------------
                          RAPID-F              Toroidal fluorine ion        8 kW                        Chamber cleaning
                          RAPID-O              source                       8 kW                        Reactive gas sputtering
                                               Torodal oxygen ion source
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                               PRODUCT                                           POWER/CURRENT                 MAJOR PROCESS
                               PLATFORM               DESCRIPTION                    LEVEL                     APPLICATIONS
------------------------------------------------------------------------------------------------------------------------------------
                          Gen-Cal(TM)          RF power measurement         50W-3kW                     Generator diagnostic tool

                          ----------------     ------------------------     ------------------          ----------------------------
         OTHER            RF-EP                RF probe                     50W-5kW                     End-point detection system

                          ----------------     ------------------------     ------------------          ----------------------------
                          Z-Scan(TM)           RF probe                     50W-5kW                     Impedance measurement tool

                          ----------------     ------------------------     ------------------          ----------------------------
        PRODUCTS          RF-MS                RF metrology system          5W-5kW                      Plasma diagnostic tool

                          ----------------     ------------------------     ------------------          ----------------------------
                          ID                   Ion-beam conversion          500W-5kW                    Ion-beam deposition
                                               and control system                                       Ion implantation
                                                                                                        Ion-beam etching/milling

                          ----------------     ------------------------     ------------------          ----------------------------
                          E'Wave(TM)           Bipolar electroplating       400W-8kW                    Electroplating copper onto
                                                                                                        a wafer

                          ----------------     ------------------------     ------------------          ----------------------------
                          Virtual Front        Power system control         N/A                         Computer control of power
                          Panel                                                                         systems

                          ----------------     ------------------------     ------------------          ----------------------------
                          NPSA Products        Low voltage, high            <1 kW                       Powering of next
                                               current power regulators                                 generation microprocessors
                                                                                                        and ASICs
------------------------------------------------------------------------------------------------------------------------------------


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

     The Pinnacle(TM) Platform. The Pinnacle platform, which we introduced in 1995, including its updated version, the Pinnacle(TM) -II, which we introduced in 1997, is the most recent general purpose platform in the DC product line. We developed the Pinnacle primarily for use in DC PVD sputtering processes, and it provides substantial improvements in arc prevention, arc suppression capability, reduced size, higher precision and expanded control capability. The low stored energy of Pinnacle, a basic feature of our DC power conversion equipment, is the lowest ever achieved in a switchmode power supply, and is due to the patented basic circuit topology.

     The Pinnacle(TM) Plus Platform. This platform, introduced in 1999, is a pulsed DC power system designed principally for use in reactive sputtering to produce insulating films. It is capable of producing up to 10kW of power in short pulses at frequencies up to 350kHz, for virtual elimination of arcing in difficult processes.

     Sparc-le(R) Accessories. Our Sparc-le line of DC accessories, first introduced in 1993 and updated several times since, is designed both to reduce the number of arcs that occur in plasma-based processes and to reduce the energy delivered if arcs do occur. The Sparc-le accessories are especially effective in applications involving the deposition of insulating materials where the reaction between the plasma and target is likely to produce more severe arc conditions. The Sparc-le accessories are most commonly used with the MDX product lines.

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

     The RF-5, RF-10, RF-20, RF-30 and RF-50 units that we produce generate power between 500W and 5kW, and are selectively available with frequencies from 2 MHz to 40 MHz. They use simple AC transformer front ends and employ linear RF sections, permitting variable frequency and high-speed pulse operation.

     The Atlas(TM) Series. The Atlas power systems, introduced in 1998, combine the advantages of a modernized version of the linear RF sections of the RF series with a switchmode AC front end. These systems currently range in power from 1.5kW to 5kW at nominal center frequencies of 12.56, 13.56 and 27.12 MHz. These units complement our new APEX series. For several applications, the ability to sweep the frequency about the nominal center frequency provides significant advantages to the customer. Now the customer can choose to have either the compact package of the fixed-frequency APEX or, where required, the frequency agility of the Atlas systems.

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

    The AM and Mercury Matching Network Series. The mechanical matching networks are available in power handling capabilities up to 30kW. These matching networks are extremely compact, utilizing two ceramic envelope vacuum variable capacitors. The modular construction of the matching networks allows rapid customization without the delays usually encountered in custom design. Since most applications require custom refinements for optimum performance, this feature has benefited us greatly in achieving numerous design wins. In 1998, we introduced the FTMS (Frequency Transformation Matching System), which is a solid state matching network with no moving parts. We use this system in conjunction with our frequency agile Atlas generators. The FTMS is available in power levels up to 5kW.

   ION BEAM SOURCES

   Plasma Sources. We introduced our ion sources and inductively coupled plasma
(ICP) sources products in 1998. Several versions of the ion sources product include a 12cm round source for the magnetic media and optical markets as well as linear sources up to one meter long for applications in the flat panel display and architectural glass markets. The ICP product, also developed in 1998, allowed us access to reactive deposition and cleaning applications where low energy is critical to prevent substrate damage. This was followed by the development of a toroidal ICP for chamber cleaning with fluorine, called the RAPID-F, and a second toroidal source of activated oxygen for reactive gas processes. All these products feature high reliability, low maintenance designs, and are well suited for the demanding environments in today's production facilities.

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

    The E'Wave(TM). The E'Wave is designed for the semiconductor industry for electroplating copper onto a wafer. The power supply can produce up to four channels of multi-step, bipolar, square waveforms, which permit the copper to be alternatively plated and etched in precisely controlled ways, in order to fill very small cavities on the wafer surface. Each channel can produce 400W continuous and up to 2kW peak, for a total supply output of 1.6kW continuous and 8kW peak.

    The Virtual Front End. This product enables one to operate or control the power system from a laptop or desktop PC. It has a graphing capability, which permits real-time monitoring of the plasma characteristics and the power delivered to it.

    New Power Supply Architecture ("NPSA"). In 1998, we embarked on a program to adapt our high frequency technology to the powering of microprocessors, which now require higher currents at lower voltages, and which require the powering source to be extremely agile (able to handle rapidly changing power drains). We sold the first of such products in 1999. Our technology permits smaller, less expensive power regulators, which are stable under high rates of change of current draw, without the use of expensive electrolytic capacitors.


MARKETS AND CUSTOMERS

   MARKETS

     Most of our sales historically have been to customers in the semiconductor capital equipment industry. Sales to customers in this industry represented 65% of our sales 1999 and 70% in 2000. Our power conversion and control systems are also used in the flat panel display, data storage and advanced product applications markets. Following is a discussion of the major markets for our systems:

     SEMICONDUCTOR CAPITAL EQUIPMENT MANUFACTURING MARKET. We sell our products primarily to semiconductor capital equipment manufacturers for incorporation into equipment used to make integrated circuits. Our products are currently used in a variety of applications including dielectric and metal film deposition, etch, ion implantation, photo-resist strip and megasonic cleaning. The precise control over plasma-based processes that use our power conversion and control systems enables the production of integrated circuits with reduced feature sizes and increased speed and performance. We also sell plasma abatement systems and high-density plasma sources through LITMAS, solid state temperature control systems through Noah, and optical fiber thermometers through Sekidenko. We anticipate that the semiconductor capital equipment industry will continue to be a substantial part of our business for the foreseeable future.

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

     ADVANCED PRODUCT APPLICATIONS MARKETS. We also sell our products to OEMs and producers of end products in a variety of industrial markets. Thin film optical coatings are used in the manufacture of many industrial products including solar panels, architectural glass, eyeglasses, lenses, barcode readers and front surface mirrors. Thin films of diamond-like coatings and other materials are currently applied to products in plasma-based processes to strengthen and harden surfaces on such diverse products as tools, razor blades, automotive parts and hip joint replacements. Other thin film processes that use our products also enable a variety of industrial packaging applications, such as decorative wrapping and food packaging. The advanced thin film production processes allow precise control of various optical and physical properties, including color, transparency and electrical and thermal conductivity. The improved adhesion and high film quality resulting from plasma-based processing make it the preferred method of applying the thin films. Many of these thin film industrial applications require power levels substantially greater than those used in our other markets. We also sell low-wattage power supplies to OEMs in the telecommunications, non-impact printing and laser markets through Tower.

   APPLICATIONS

     We have sold our products for use in connection with the following processes and applications:

      SEMICONDUCTOR                   DATA STORAGE                FLAT PANEL DISPLAY          ADVANCED PRODUCT APPLICATIONS
      -------------                   ------------                ------------------          -----------------------------
Chemical vapor deposition        CD-ROMs                        Active matrix LCDs         Automobile coatings
  (CVD) (metal and dielectric)   CDs                            Digital micro-mirror       Chemical, physical and materials research
Plasma-enhanced CVD              Recordable CDs                 Field emission displays    Circuit board etch-back and de-smear
High-density plasma CVD          DVDs                           Large flat panel displays  Consumer product coatings
Etch                             Hard disk carbon wear coatings LCD projection             Diamond-like coatings
Ion implantation                 Hard disk magnetic media       Liquid crystal displays    Food package coatings
Magnet field controls            Magneto-optic CDs              Medical applications       Glass coatings
Megasonic cleaning               Thin film heads                Plasma displays            Non-impact printing
Photo-resist stripping                                                                     Optical coatings
Physical vapor deposition (PVD)                                                            Photovoltaics
                                                                                           Superconductors
                                                                                           Telecommunications

     CUSTOMERS

     We have sold our systems worldwide to more than 100 OEMs and directly to more than 500 end-users. Since inception we have sold more than 200,000 power conversion and control systems. Our ten largest customers accounted for 60% of our total sales in 1998, 67% in 1999 and 72% in 2000. We expect that sales of our products to these customers will continue to account for a high percentage of our sales in the foreseeable future. Representative customers include:


           Alcatel Comptech                    Novellus
           Applied Materials                   Optical Coating Laboratory
           Axcelis                             Singulus
           First Light Technology              Sony
           Fujitsu                             Texas Instruments
           Hewlett-Packard                     Tokyo Electron, Ltd.
           IBM                                 ULVAC
           Intevac                             Unaxis
           Lam Research                        Veeco
           Mattson Technologies                Verteq
           Micron Technology                   VideoJet International
           Motorola

MARKETING, SALES AND SERVICE

     We sell our systems primarily through direct sales personnel to customers in the United States, Europe and Asia. Our sales personnel are located at our headquarters in Fort Collins, Colorado, and in regional sales offices in Voorhees, New Jersey; Austin, Texas; Milpitas, California; and Concord, Massachusetts. To serve customers in Asia and Europe, we have offices in Tokyo, Japan; Filderstadt, Germany; Bicester, England; Bundang, South Korea; Taipei Hsien, Taiwan; and Shenzhen, China. These offices have primary responsibility for sales in their respective markets. We also have distributors in Australia, China, France, India, Israel, Italy, Mexico, Singapore and Sweden. Noah, located in San Jose, California, and Sekidenko, located in Vancouver, Washington, sell through direct sales personnel. Our United States operations also sell through manufacturers' representatives. EMCO, located in Longmont, Colorado, sells through direct sales personnel and manufacturers' representatives.

     Sales outside the United States represented approximately 27% of our total sales during 1998, 27% in 1999 and 28% in 2000. We expect sales outside the United States to continue to represent a significant portion of future sales. Although we have not experienced any significant difficulties involving international sales, such sales are subject to certain risks, including exposure to currency fluctuations, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and taxes and longer payment cycles typically associated with international sales. Our future performance will depend, in part, upon our ability to compete successfully in Japan, one of the largest markets for semiconductor fabrication equipment and flat panel display equipment, and a major market for data storage and other industrial equipment utilizing our systems. The Japanese market has historically been difficult for non-Japanese companies to penetrate. Although we and a number of our significant non-Japanese customers have established operations in Japan, there can be no assurance that we or our customers will be able to maintain or improve our competitive positions in Japan.

     We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers. We maintain customer service offices in Fort Collins, Colorado; Austin, Texas; Voorhees, New Jersey; Tokyo, Japan; Filderstadt, Germany; Bundang, South Korea; Taipei Hsien, Taiwan; and Shenzhen, China. Noah maintains a customer service office in San Jose, California. Sekidenko maintains a customer service office in Vancouver, Washington. EMCO has a repair facility in Longmont, Colorado.

     We offer warranty coverage for our systems for periods ranging from 12 to 30 months after shipment against defects in design, materials and workmanship.

MANUFACTURING

     We conduct the majority of our manufacturing at facilities in Fort Collins, Colorado, and Voorhees, New Jersey. We also conduct manufacturing for one customer in Austin, Texas. Noah conducts manufacturing at its facility in San Jose, California, Sekidenko conducts manufacturing at its facility in Vancouver, Washington, and EMCO conducts manufacturing at its facility in Longmont, Colorado. We generally manufacture different systems at each facility. Our manufacturing activities consist of the assembly and testing of components and subassemblies, which are then integrated into our final products. Once final testing of all electrical and electro-mechanical subassemblies is completed, the final product is subjected to a series of reliability enhancing operations prior to shipment to customers. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We outsource some of our subassembly work.

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


INTELLECTUAL PROPERTY

     We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. We currently hold twenty-seven United States patents and four foreign patents covering various aspects of our products, and have over fifty patent applications pending in the United States, Europe and Japan. Our intellectual property is not protected by patents in several countries in which we do business, and we have limited patent protection in certain other countries. The costs of applying for patents in foreign countries and translating the applications into foreign languages require us to select carefully the inventions for which we apply for patent protection and the countries in which we seek such protection. Generally, we have concentrated our efforts to obtain international patents in the United Kingdom, Germany, France, Italy and Japan because there are other manufacturers and developers of power conversion and control systems in those countries, as well as customers for those systems.

     Litigation from time to time may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. See "Cautionary Statements - Risk Factors - We are highly dependent on our intellectual property but may not be able to protect it adequately" and "--Intellectual property litigation could be costly."


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

     The markets in which we compete have seen an increase in global competition, especially from Japanese- and European-based equipment vendors. We have several foreign and domestic competitors for each of our product lines. Some of these competitors are larger and have greater resources than we have. Our ability to continue to compete successfully in these markets depends on our ability to make timely introductions of system enhancements and new products. Our primary competitors are ENI, a subsidiary of Astec America, Inc.; Applied Science and Technology (ASTeX), a subsidiary of MKS Instruments, Inc.; Huettinger; Shindingen; Kyosan; Comdel; and Daihen. Our competitors are expected to continue to improve the design and performance of their systems and to introduce new systems with competitive performance characteristics. We believe we will be required to maintain a high level of investment in research and development and sales and marketing in order to remain competitive.


OPERATING SEGMENT

    We operate and manage our business of supplying products and systems for plasma-based manufacturing processes as one segment.


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

     Research and development expenses were $24.4 million in 1998, $28.3 million in

1999 and $37.0 million in 2000. Such expenses represented 18.2% of our total sales in 1998, 14.0% in 1999 and 10.2% in 2000. We believe that continued research and development investment and ongoing development of new products are essential to the expansion of our markets, and expect to continue to make significant investments in research and development activities.


NUMBER OF EMPLOYEES

     As of December 31, 2000, we had a total of 1,498 employees, of whom 1,343 are full-time continuous employees. There is no union representation of our employees, and we have never experienced a work stoppage. We utilize temporary employees as a means to provide additional staff while reviewing the performance of the temporary employee. We consider our employee relations to be good.


EFFECTS OF ENVIRONMENTAL LAWS

     We are subject to federal, state and local environmental laws and regulations. We believe we are in material compliance with all such laws and regulations.


CAUTIONARY STATEMENTS - RISK FACTORS

     This Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include without limitation the risks described in this section. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH COULD NEGATIVELY IMPACT OUR STOCK PRICE.

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

          o    changes in customers' inventory management practices;

          o customer cancellations of previously placed orders and shipment delays;

          o    pricing competition from our competitors;

          o    component shortages resulting in manufacturing delays;

          o    the introduction of new products by us or our competitors;

          o costs incurred by responding to specific feature requests by customers; and

          o    declines in macroeconomic conditions.

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

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE, WHICH COULD LEAD TO LOSSES FOR INDIVIDUAL INVESTORS AND COSTLY SECURITIES CLASS ACTION LITIGATION.

     The market for technology stocks, including our common stock, has experienced significant price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of the companies. From our IPO in November 1995 through February 28, 2001, the closing prices of our common stock on the Nasdaq National Market have ranged from $3.50 to $73.25. The market for our common stock likely will continue to be subject to fluctuations. Many factors could cause the trading price of our common stock to fluctuate substantially, including the following:

          o future announcements concerning our business, our technology, our customers or competitors;

          o    variations in our operating results;

          o introduction of new products or changes in product pricing policies by us, our competitors or our customers;

          o changes in earnings estimates by securities analysts or announcements of operating results that are not aligned with the expectations of analysts and investors;

          o the economic and competitive conditions in the industries in which our customers operate; and

          o    general stock market trends.

     In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many technology companies have been subject to this type of litigation. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources, which could significantly harm our business, financial condition and results of operations.

THE SEMICONDUCTOR AND SEMICONDUCTOR CAPITAL EQUIPMENT INDUSTRIES ARE HIGHLY VOLATILE AND OUR OPERATING RESULTS ARE AFFECTED TO A LARGE EXTENT BY EVENTS IN THOSE INDUSTRIES.

     The semiconductor industry historically has been highly volatile and has experienced periods of oversupply resulting in significantly reduced demand for semiconductor capital equipment. These reductions, in turn, have significantly reduced demand for our systems. During downturns, some of our customers have drastically reduced their orders to us and have implemented substantial cost reduction programs. Sales to customers in the semiconductor capital equipment industry accounted for 52% of our total sales in 1998, 65% in 1999 and 70% in 2000. We expect that we will continue to depend significantly on the semiconductor and semiconductor capital equipment industries for the foreseeable future.

     A rapid decrease in demand for our products can occur with limited advance notice because we supply subsystems to equipment manufacturers and make a portion of our shipments on a just-in-time basis. This decrease in demand can adversely impact our business and financial results disproportionately because of its unanticipated nature.

A SIGNIFICANT PORTION OF OUR SALES ARE CONCENTRATED AMONG A FEW CUSTOMERS.

     Our ten largest customers accounted for 60% of our total sales in 1998, 67% in 1999 and 72% in 2000. Our largest customer accounted for 24% of our total sales in 1998, 34% in 1999 and 39% in 2000. The loss of any of these customers or a material reduction in any of their purchase orders would significantly harm our business, financial condition and results of operations.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE.

     We face substantial competition, primarily from established companies, some of which have greater financial, marketing and technical resources than we do. Our primary competitors are ENI, a subsidiary of Astec America, Inc.; Applied Science and Technology (ASTeX), a subsidiary of MKS Instruments, Inc.; Huettinger; Shindingen; Kyosan; Comdel; and Daihen. We expect that our competitors will continue to develop new products in direct competition with ours, improve the design and performance of their systems and introduce new systems with enhanced performance characteristics.

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

WE MAY NOT BE ABLE TO INTEGRATE OUR ACQUISITIONS.

     We have experienced significant growth through acquisitions and continue to actively pursue acquisition opportunities. Prior to 1997, we did not make any significant acquisitions. In the three years from 1997 through 1999, we acquired five companies. From January 2000 through February 2001, we acquired three companies and entered into a strategic partnership arrangement with one other company. Many of our acquisitions to date have been in markets in which we have limited experience. We might not be able to compete successfully in these markets or operate the acquired businesses efficiently.

     Our business and results of operations could be adversely affected if integrating our acquisitions results in substantial costs, delays or other operational or financial problems. Further, the increased pace of our acquisitions has required us to try to integrate multiple acquisitions simultaneously. This has exponentially increased the demands placed on our management team and has decreased the time and effort that management can give to integrating each acquisition, while continuing to manage our existing business.

     Future acquisitions could place additional strain on our operations and management. Our ability to manage future acquisitions will depend on our success in:

          o    evaluating new markets and investments;

          o    monitoring operations of acquired companies;

          o controlling costs and unanticipated expenses of acquired companies;

          o    integrating acquired operations and personnel;

          o retaining existing customers and strategic partners of acquired companies;

          o    maintaining effective quality controls of acquired companies; and

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

WE ARE GROWING AND MAY BE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

     We have been experiencing a period of growth and expansion. This growth and expansion is placing significant demands on our management and our operating systems. We need to continue to improve and expand our management, operational and financial systems, procedures and controls, including accounting and other internal management systems, quality control, delivery and service capabilities.

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

INTELLECTUAL PROPERTY LITIGATION COULD BE COSTLY.

     We do not believe that any of our products are infringing any patents or proprietary rights of others, although infringements may exist or might occur in the future. Litigation may be necessary to enforce patents issued to us, to protect our trade secrets or know-how, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation has resulted, and in the future may result, in substantial costs and diversion of our efforts. Moreover, an adverse determination in any current or future litigation could cause us to lose proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses or alternative technologies from others or prevent us from manufacturing or selling our products. Any of these events could have a material adverse effect on our business, financial condition and results of operations. See Item 3 -- Legal Proceedings.

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

WE CONDUCT MANUFACTURING AT ONLY A FEW SITES AND OUR SITES ARE NOT GENERALLY INTERCHANGEABLE.

     We conduct the majority of our manufacturing at our facilities in Fort Collins, Colorado and in Voorhees, New Jersey. We also conduct manufacturing in Austin, Texas; San Jose, California; Vancouver, Washington; and Longmont, Colorado. Each facility generally manufactures different systems and, therefore, are not readily interchangeable. In July 1997 a severe rainstorm in Fort Collins caused substantial damage to our Fort Collins facilities and to some equipment and inventory. The damage caused us to stop manufacturing at that facility temporarily and prevented us from resuming full production there until mid-September 1997. Our insurance policies did not cover all of the costs that we incurred in connection with the rainstorm. Future natural or other uncontrollable occurrences at any of our primary manufacturing facilities that negatively impact our manufacturing processes may not be fully covered by insurance and could cause significant harm to our operations and results of operations.

WE MIGHT NOT BE ABLE TO COMPETE SUCCESSFULLY IN INTERNATIONAL MARKETS OR TO MEET THE SERVICE AND SUPPORT NEEDS OF OUR INTERNATIONAL CUSTOMERS.

     Our customers increasingly require service and support on a worldwide basis as the markets in which we compete become increasingly globalized. We maintain sales and service offices in Germany, Japan, South Korea, the United Kingdom, Taiwan and China.

     Sales to customers outside the United States accounted for 27% of our total sales in 1998, 27% in 1999 and 28% in 2000, and we expect international sales to continue to represent a significant portion of our future sales. International sales are subject to various risks, including:

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

WE MUST MAINTAIN MINIMUM LEVELS OF CUSTOMIZED INVENTORY TO SUPPORT CERTAIN CUSTOMER DELIVERY REQUIREMENTS.

     We must keep a relatively large number and variety of customized systems in our inventory to meet client delivery requirements because a portion of our business involves the just-in-time shipment of systems. Our inventory may become obsolete as we develop new systems and as our customers develop new systems. Inventory obsolescence could have a material adverse effect on our financial condition and results of operations.

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

WE MAY INVEST IN START-UP COMPANIES AND COULD LOSE OUR ENTIRE INVESTMENT.

     We have a majority interest in a start-up company and have invested in other start-up companies that develop products and technologies that we believe may provide us with future benefits. These investments may not provide us with any benefit, and we may not achieve any economic return on any of these investments. Our investments in these start-up companies are subject to all of the risks inherent in investing in companies that are not established. We could lose all or any part of our investments in these companies.

WE LEASE OUR FORT COLLINS, COLORADO FACILITIES AND A CONDOMINIUM FROM ENTITIES IN WHICH TWO INDIVIDUALS WHO ARE INSIDERS AND MAJOR STOCKHOLDERS HAVE FINANCIAL INTERESTS.

     We lease our executive offices and manufacturing facilities in Fort Collins, Colorado from Prospect Park East Partnership and from Sharp Point Properties, LLC. Douglas S. Schatz, our Chairman, President and Chief Executive Officer, holds a 26.7% interest in each of the leasing entities. G. Brent Backman, a member of our board of directors, holds a 6.6% interest in each of the leasing entities. Aggregate rental payments under such leases for 2000 totaled approximately $1.6 million. We also lease a condominium in Breckenridge,

Colorado to provide rewards and incentives to our customers, suppliers and employees. We lease the condominium from AEI Properties, a partnership in which Mr. Schatz holds a 60% interest and Mr. Backman holds a 40% interest. Aggregate rental payments under the condominium lease for 2000 totaled approximately $36,000. As of March 12, 2001, Mr. Schatz owned approximately 35.9% of our common stock, and Mr. Backman owned approximately 3.8% of our common stock.

OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK, WHICH COULD ENABLE THEM TO CONTROL OUR BUSINESS AND AFFAIRS.

     Our executive officers and directors owned approximately 41.1% of our common stock outstanding as of March 12, 2001. Douglas S. Schatz, our Chairman, President and Chief Executive Officer, owned approximately 35.9% of our common stock outstanding as of March 12, 2001. These stockholdings give our executive officers and directors collectively, and Mr. Schatz individually, significant voting power. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, our executive officers collectively may be able to elect all of the members of our board of directors and to control our business affairs for the foreseeable future.

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

EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers and their ages as of March 20, 2001 are as follows:

                  NAME         AGE                        POSITION
                  ----         ---                        --------
Douglas S. Schatz               55     Chief Executive Officer, President and Chairman of the Board
Richard P. Beck                 67     Senior Vice President, Chief Financial Officer and Director
James F. Gentilcore             48     Executive Vice President
Joseph R. Monkowski, Ph.D.      47     Senior Vice President, Business Development
William A. Ruff                 50     President, Advanced Energy Voorhees, Inc.
Richard A. Scholl               62     Senior Vice President and Chief Technology Officer

----------

     DOUGLAS S. SCHATZ is a co-founder and has been our Chief Executive Officer and Chairman of the Board since our incorporation in 1981. From our incorporation to July 1999, Mr. Schatz also served as our President. In March 2001 he began serving again as our President. Mr. Schatz also co-founded Energy Research Associates, Inc., a designer of custom power supplies, and served as its Vice President of Engineering from 1977 through 1980. Prior to co-founding Energy Research Associates, Mr. Schatz held various engineering and management positions at Applied Materials. He is also a director of Advanced Power Technology, Inc., a publicly held company.

     RICHARD P. BECK joined us in March 1992 as Vice President and Chief Financial Officer and became Senior Vice President in February 1998. He joined our board of directors in September 1995. From 1987 to 1992 Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck is a director of Applied Films Corporation, TTM Technologies and Photon Dynamics, Inc., all publicly held companies.

     JAMES F. GENTILCORE joined us in March 1996 as Vice President of Sales and Marketing. He became Senior Vice President of Sales and Marketing in April 1998 and President of Advanced Energy Voorhees, Inc. in October 1999. In January 2001 he became President of EMCO, one of our wholly owned subsidiaries. In February 2001 he became Executive Vice President. From 1990 to 1996 he served with MKS Instruments and held the position of Vice President, Marketing.

     JOSEPH R. MONKOWSKI, PH.D. joined RF Power Products, Inc. in February 1998 as Senior Vice President and General Manager of the Electronics Technology Business Group. In October 1998, upon the merger of Advanced Energy and RF Power Products,

Dr. Monkowski became our Senior Vice President of Sales and Marketing. In August 2000 he became Senior Vice President, Business Development. Prior to joining RF Power Products, Dr. Monkowski held various executive positions with technology companies, including President of the instruments group of Pacific Scientific Company from 1994 to 1997.

     WILLIAM A. RUFF joined us in 1990 as the Product Manager - RF Power Systems. From 1995 to 1997 he was the Business Unit Engineering Manager - Applied Materials Business Unit, and from 1997 to 1999 he was an Engineering Director of Advanced Energy. In 1999 Mr. Ruff became Vice President Engineering, Advanced Energy Voorhees, Inc. and in March 2001 became President, Advanced Energy Voorhees, Inc. Prior to joining us, Mr. Ruff held various engineering positions in other technology companies.

     RICHARD A. SCHOLL joined us in 1988 as Vice President, Engineering. Mr. Scholl became our Chief Technology Officer in September 1995. Prior to joining us, Mr. Scholl was General Manager, Vacuum Products Division at Varian Associates, Inc., a manufacturer of high-technology systems and components.


ITEM 2. PROPERTIES

     Our headquarters and main manufacturing facility are located in Fort Collins, Colorado, in approximately 297,000 square feet of leased space. Additional manufacturing and office facilities are located in Voorhees, New Jersey, in approximately 78,000 square feet of leased space; Longmont, Colorado, in approximately 45,000 square feet of owned space; Austin, Texas, in approximately 20,000 square feet of leased space; San Jose, California, in approximately 20,000 square feet of leased space; Vancouver, Washington, in approximately 20,000 square feet of leased space; and Matthews, North Carolina, in approximately 4,000 square feet of leased space. To serve the needs of our customers, we also maintain regional offices in Milpitas, California; Concord, Massachusetts; Tokyo, Japan; Filderstadt, Germany; Bicester, England; Bundang, South Korea; Taipei Hsien, Taiwan; and Shenzhen, China. We consider the above facilities suitable and adequate to meet our needs for the foreseeable future. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are party to various legal proceedings relating to our business. We are not currently party to any material legal proceedings, except as described below:

     We are the defendant in an action filed by Applied Science and Technology, Inc., a Delaware corporation. The civil action was filed in the U.S. District Court for the District of Delaware on November 30, 2000. Applied Science and Technology, which is a subsidiary of MKS Instruments, Inc., alleges that, by manufacturing and selling reactive gas generators, we are infringing upon its patent. Applied Science and Technology seeks injunctive relief and damages in an unspecified amount. The action is in the discovery stage. We have reviewed the allegations with our patent counsel and believe we have meritorious defenses to the claim. We have denied the allegation of infringement and will defend against the claim vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Advanced Energy's common stock is traded on the Nasdaq National Market under the symbol AEIS. At March 12, 2001, the number of common stockholders of record was 962, and the last sale price on that day was $24 7/16.

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
       Fourth Quarter      49 7/8        30 3/8

    2000 Fiscal Year
       First Quarter       77 7/16       42 15/16
       Second Quarter      72 7/8        35 1/4
       Third Quarter       63            32 1/8
       Fourth Quarter      35 1/2        15


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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to, and should be read with, our 2000 Consolidated Financial Statements, related notes and management's discussion included in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998, and the related consolidated balance sheet data as of and for the years ended December 31, 2000 and 1999, were derived from consolidated financial statements audited by Arthur Andersen LLP, independent accountants, whose related audit report is included in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 1997 and 1996, and the related consolidated balance sheet data as of December 31, 1998, 1997 and 1996, were derived from audited consolidated financial statements not included in this Form 10-K.

                                                                 YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------------------
                                                 2000         1999         1998          1997         1996
                                              ----------   ----------   ----------    ----------   ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales .....................................   $  359,782   $  202,849   $  134,019    $  188,339   $  138,074
Gross profit ..............................      176,453       92,202       40,019        71,656       49,706
Total operating expenses ..................       91,253       62,876       54,767        49,889       39,448
Income (loss) from operations .............       85,200       29,326      (14,748)       21,767       10,258
Net income (loss) .........................   $   68,034   $   19,066   $  (11,025)   $   12,931   $    6,128
                                              ==========   ==========   ==========    ==========   ==========
Diluted earnings (loss) per share .........   $     2.10   $     0.62   $    (0.38)   $     0.48   $     0.23
Diluted weighted-average common shares
   outstanding ............................       32,425       30,934       29,007        27,057       26,493

                                                                       DECEMBER 31,
                                              ------------------------------------------------------------
                                                2000         1999         1998          1997        1996
                                              --------     --------     --------      --------     -------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
     securities............................   $189,527     $207,483     $ 28,714      $ 32,551     $12,455
Working capital............................    279,626      257,484       63,225        77,188      43,365
Total assets...............................    365,835      325,433      107,736       136,545      72,517
Total debt.................................     83,980      139,012        1,603         8,784       5,037
Stockholders' equity.......................    238,798      156,989       92,163        99,969      56,495

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


OVERVIEW

     We design, manufacture and support products and systems critical to plasma-based manufacturing processes. These systems are important components of industrial manufacturing equipment that modifies surfaces or deposits or etches thin film layers on computer chips, CDs, flat panel displays such as computer screens, DVDs, windows, eyeglasses and other products. We market and sell our systems primarily to large global OEMs of semiconductor, data storage and flat panel display manufacturing equipment and for manufacturers of other products in advanced product applications markets. We recognize revenues upon shipment of our systems.

     The semiconductor capital equipment industry accounted for approximately 52% of our sales in 1998, 65% in 1999 and 70% in 2000. We have been successful in achieving a number of design wins each year, which have resulted in our obtaining new customers and solidifying relationships with our existing customers. We believe our ability to continue to achieve design wins with existing and potential customers will be critical to our future success.

     We continue to seek to expand our product offerings and customer base through internal development and acquisitions. We took a step towards achieving further market penetration in September 1998 when we acquired the assets of Fourth State Technology, Inc. This acquisition enhanced our capability to design and manufacture RF power-related process control systems used to monitor and analyze data in thin film etch processes.

     In October 1998 we acquired RF Power Products, Inc. ("RFPP"), which designs, manufactures and supports RF power conversion and control systems, consisting of generators and matching networks. We believe our ability to offer an expanded line of RF systems to our existing customer base has strengthened our relationships. We sell these products principally to semiconductor capital equipment manufacturers. We also sell similar systems to capital equipment manufacturers in the flat panel display and thin film data storage industries. In April 1999 we changed the name of RFPP to Advanced Energy Voorhees, Inc. and conduct business under that name.

     In October 1999 we acquired a majority interest in LITMAS, a company that designs and manufactures plasma gas abatement systems and high-density plasma sources.

     In November 1999 we completed two underwritten public offerings, one for $135 million of convertible subordinated notes, and one for 1,000,000 shares of our common stock, at a price of $39 per share. These offerings provided aggregate net proceeds of approximately $167.1 million.

     In December 1999 we completed formation of our wholly owned sales and service subsidiary in Taiwan.

     In March 2000 we formed a strategic partnership with Symphony Systems, a supplier of network-based applications and open-architecture software solutions to the semiconductor and semiconductor capital equipment industries, to deliver an advanced network-based infrastructure to our customers.

     In April 2000 we acquired Noah Holdings, Inc. ("Noah"), which manufactures solid state temperature control systems to control process temperatures during semiconductor manufacturing.

     In June 2000 we signed an exclusive distribution agreement with Berkeley Process Control, Inc., a manufacturer of integrated motion and machine control technologies.

     In July 2000 we entered into an agreement to acquire EMCO, which manufactures electronic and electromechanical precision instruments for measuring and controlling the flow of liquids, steam and gases. EMCO became a wholly owned subsidiary of Advanced Energy in January 2001.

     In August 2000 we acquired Sekidenko, Inc. ("Sekidenko"), which supplies optical fiber thermometers to the semiconductor capital equipment industry.

     In October 2000 we opened a representative office in Shenzhen, China, to be responsible for market development, sales and technical support in China.

     In October and November 2000 we repurchased $53.4 million principal amount of our convertible subordinated notes on the open market, leaving us with $81.6 million of such long-term debt outstanding. These purchases resulted in an after-tax net extraordinary gain of $7.6 million.

     In November 2000 we entered into a strategic investment agreement with Dressler HF Technik GmbH, a privately held supplier of RF power solutions for plasma-based applications located in Germany.


RESULTS OF OPERATIONS

     The following table summarizes certain data as a percentage of sales extracted from our statement of operations:

                                                          YEARS ENDED DECEMBER 31,
                                                         2000      1999       1998
                                                        ------    ------     ------
Sales ...............................................    100.0%    100.0%     100.0%
Cost of sales .......................................     51.0      54.5       70.1
                                                        ------    ------     ------
Gross margin ........................................     49.0      45.5       29.9
                                                        ------    ------     ------
Operating expenses:
  Research and development ..........................     10.2      14.0       18.2
  Sales and marketing ...............................      6.7       9.0       10.9
  General and administrative ........................      6.8       8.0        9.8
  Restructuring charges .............................      0.3        --        0.7
  Merger costs ......................................      1.3        --        2.1
  Storm recoveries ..................................       --        --       (0.8)
                                                        ------    ------     ------
Total operating expenses ............................     25.3      31.0       40.9
                                                        ------    ------     ------
Income (loss) from operations .......................     23.7      14.5      (11.0)
Other income (expense) ..............................      2.1       0.7        0.1
                                                        ------    ------     ------
Net income (loss) before income taxes, minority
 interest and extraordinary item ....................     25.8      15.2      (10.9)
Provision (benefit) for income taxes ................      9.0       5.8
                                                                               (2.7)
Minority interest in net income .....................      0.0       0.0         --
                                                        ------    ------     ------
Net income (loss) before extraordinary item .........     16.8       9.4       (8.2)
Extraordinary item (net of applicable taxes) ........      2.1        --         --
                                                        ------    ------     ------
Net income (loss) ...................................     18.9%      9.4%      (8.2)%
                                                        ======    ======     ======

   SALES

     We sell power conversion and control systems and related equipment primarily to the semiconductor capital equipment, data storage and advanced product applications markets in the United States, to the flat panel display and data storage markets in Japan, and to data storage and advanced product applications and industrial markets in Europe. We also sell spare parts and repair services worldwide through our customer service and technical support organization.

     Sales were $134.0 million, $202.8 million and $359.8 million in 1998, 1999 and 2000, respectively, representing an increase of 51% from 1998 to 1999 and an increase of 77% from 1999 to 2000. Our sales increases were due to increased unit sales.

     A substantial portion of our sales growth from 1998 to 2000 was due to higher system sales to our four largest customers, two of whom are primarily semiconductor capital equipment OEMs, one of whom is a data storage OEM, and one of whom is a flat panel display OEM. Our sales in 1999 reflected the recovery in the semiconductor capital equipment industry from the severe downturn of 1998, and resulted from capacity expansion and increased investment in advanced technology by the semiconductor industry. This recovery and expansion resulted in record sales for us in 1999. It also resulted in record sales for us in 1999 to the semiconductor capital equipment industry specifically. This recovery continued into 2000, and resulted in another record year of sales for us in total and to the semiconductor capital equipment industry. Our experience has shown that our sales to semiconductor capital equipment customers is dependent on the volatility of that industry, as a result of sudden changes in semiconductor supply and demand, and rapid technological advances in both semiconductor devices and wafer fabrication processes.

     Our sales to the semiconductor capital equipment industry in 1999 increased 88% over sales to that industry in 1998. Sales to the data storage industry increased 26% from 1998 to 1999. Sales to the flat panel display industry increased 92% from 1998 to 1999. Sales to advanced product applications industries decreased 15% from 1998 to 1999.

     Our sales to the semiconductor capital equipment industry in 2000 increased 92% over sales to that industry in 1999. Sales to the data storage industry increased 13% from 1999 to 2000. Sales to the flat panel display industry increased 162% from 1999 to 2000. Sales to advanced product applications industries increased 32% from 1999 to 2000.

     The following tables summarize annual net sales, and percentages of net sales, by customer type for us for each of the three years in the period ended December 31, 2000:

                                                 YEARS ENDED DECEMBER 31,
                                              ------------------------------
                                                2000       1999       1998
                                              --------   --------   --------
                                                      (IN THOUSANDS)

Semiconductor capital equipment ...........   $252,889   $131,395   $ 69,894
Data storage ..............................     24,751     21,823     17,300
Flat panel display ........................     29,273     11,171      5,832
Advanced product applications .............     37,726     28,563     33,593
Customer service technical support ........     15,143      9,897      7,400
                                              --------   --------   --------
                                              $359,782   $202,849   $134,019
                                              ========   ========   ========

                                            YEARS ENDED DECEMBER 31,
                                           --------------------------
                                            2000      1999      1998
                                           ------    ------    ------

Semiconductor capital equipment ........       70%       65%       52%
Data storage ...........................        7        11        13
Flat panel display .....................        8         5         4
Advanced product applications ..........       11        14        25
Customer service technical support .....        4         5         6
                                           ------    ------    ------
                                              100%      100%      100%
                                           ======    ======    ======

     The following tables summarize annual net sales, and percentages of net sales, by geographic region for us for each of the three years in the period ended December 31, 2000:

                                   YEARS ENDED DECEMBER 31,
                                ------------------------------
                                  2000       1999       1998
                                --------   --------   --------
                                       (IN THOUSANDS)
United States and Canada ....   $260,596   $148,424   $ 98,042
Europe ......................     52,893     32,344     25,986
Asia Pacific ................     45,874     21,583      9,580
Rest of world ...............        419        498        411
                                --------   --------   --------
                                $359,782   $202,849   $134,019
                                ========   ========   ========

                                   YEARS ENDED DECEMBER 31,
                                 --------------------------
                                  2000      1999      1998
                                 ------    ------    ------
United States and Canada .....       72%       73%       73%
Europe .......................       15        16        20
Asia Pacific .................       13        11         7
Rest of world ................        0         0         0
                                 ------    ------    ------
                                    100%      100%      100%
                                 ======    ======    ======

   GROSS MARGIN

     Our gross margins were 29.9%, 45.5% and 49.0% for 1998, 1999 and 2000, respectively. The improvement in gross margin from 1998 to 1999 was primarily a result of our efforts to reduce material costs, improve overhead cost controls and a more favorable absorption of manufacturing costs which resulted from the higher sales base. The improvement in gross margin from 1999 to 2000 was primarily a result of a more favorable absorption of manufacturing costs, which resulted from the higher sale base. We added new facilities in Fort Collins, Colorado in the first quarter of 2001 to increase our manufacturing capacity. Due to substantial fixed costs involved in this expansion, there could be an adverse impact on overhead absorption in 2001 if the increased capacity is not fully utilized.

     In the fourth quarter of 1997 the semiconductor capital equipment industry entered a sudden and severe downturn which continued through the end of 1998. The downturn in this industry, with the resulting underutilization of capacity, significantly impacted our financial results for 1998. The combination of the expansion and lower sales resulted in an over-capacity situation for us, leading to unfavorable absorption of manufacturing overhead and a substantially reduced margin. This underutilization of manufacturing capacity continued to negatively impact gross margins, until sales to the semiconductor capital equipment market recovered in 1999 and 2000.

     Historically, price competition has not had a material effect on margins. However, competitive pressures may produce a decline in average selling prices for certain products. Any decline in average selling prices not offset by reduced costs could result in a decline in our gross margins.

     We provide warranty coverage for our systems ranging from 12 to 30 months, and estimate the anticipated costs of repairing our systems under such warranties based on the historical average costs of the repairs. To date, we have not experienced significant warranty costs in excess of our recorded reserves.

   RESEARCH AND DEVELOPMENT

     We invest in research and development to identify new technologies, develop new products and improve existing product designs. Our research and development expenses were $24.4 million, $28.3 million and $37.0 million for 1998, 1999 and 2000, respectively, representing an increase of 16% from 1998 to 1999 and 31% from 1999 to 2000. As a percentage of sales, research and development expenses decreased from 18.2% in 1998 to 14.0% in 1999 and decreased again to 10.2% in 2000 because of the increasingly higher sales base. The increase in expenses from 1998 to 2000 is primarily due to increases in payroll, materials and supplies and depreciation of equipment used for new product development.

     We believe continued investment in the research and development of new systems is critical to our ability to serve new and existing markets, and we continue to invest in new product development during industry downturns. Since our inception, the majority of our research and development costs generally have been internally funded and all have been expensed as incurred.

   SALES AND MARKETING EXPENSES

     Our sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses were $14.6 million, $18.3 million and $24.1 million for 1998, 1999 and 2000, respectively. This represents a 25% increase from 1998 to 1999 and a 32% increase from 1999 to 2000. The increase in expenses from 1998 to 2000 is primarily due to higher payroll, commissions, promotion, distribution and travel costs. We incurred these expenses to continue to increase our sales management and product management capabilities. As a percentage of sales, sales and marketing expenses decreased from 10.9% in 1998 to 9.0% in 1999 and decreased again to 6.7% in 2000 because of the increasingly higher sales base, while dollars spent increased.

   GENERAL AND ADMINISTRATIVE EXPENSES

     Our general and administrative expenses support our worldwide financial, administrative, information systems and human resources functions. General and administrative expenses were $13.1 million, $16.2 million and $24.6 million for 1998, 1999 and 2000, respectively. This represents a 24% increase from 1998 to 1999 and a 51% increase from 1999 to 2000. The increases from 1998 to 2000 are primarily due to higher spending for payroll and purchased services. As a percentage of sales, general and administrative expenses decreased from 9.8% in 1998 to 8.0% in 1999 and decreased again to 6.8% in 2000 because of the increasingly higher sales base.

     We continue to implement our management system software, including the replacement of existing systems in our domestic and foreign locations. We expect that charges related to personnel training and implementation of the new software will continue into 2001.

   RESTRUCTURING AND MERGER COSTS AND ONE-TIME CREDIT

     In 1998 we recorded a $1.1 million recovery, which represented a settlement with our insurance carrier related to storm damage to our headquarters and main manufacturing facilities in the Fort Collins area in 1997. We had previously recorded $2.7 million of storm damages in 1997.

     In August 1998 we announced a restructuring plan to respond to the downturn in the semiconductor capital equipment market. The plan included a reduction of workforce of 128 people, the closure of one facility in our Fort Collins, Colorado campus, and the abandonment of plans to construct a new manufacturing facility in Fort Collins. We achieved other reductions in workforce at the Voorhees facility throughout 1998. We took a charge of $1.0 million for the restructuring in the third quarter of 1998.

     On October 8, 1998, Advanced Energy acquired RF Power Products, Inc., accounted for as a pooling of interests transaction that involved the exchange of four million shares of Advanced Energy common stock for the publicly-held common stock of RFPP. As part of the business combination, we incurred $2.7 million of expense recorded in the fourth quarter of 1998 for merger costs. We incurred additional operating expenses during 1999 relating to consolidating and integrating operations of this business combination.

     On April 6, 2000, Advanced Energy acquired Noah Holdings, Inc. in a pooling of interests transaction that involved the exchange of approximately 687,000 shares of Advanced Energy common stock for the privately held common stock of Noah. As part of the business combination, we incurred $2.3 million of expense in the second quarter of 2000 for merger costs. We incurred additional operating expenses during 2000 and expect to incur further operating expenses in 2001 relating to consolidating and integrating operations of this business combination.

     On July 17, 2000, we announced the consolidation of our Tower, Inc., facility in Fridley, Minnesota, into our existing facility in Voorhees, New Jersey. We recorded a restructuring charge of $1.0 million in the third quarter of 2000 related to the consolidation, which was completed during the fourth quarter of 2000.

     On August 18, 2000, Advanced Energy acquired Sekidenko, Inc., in a merger that was accounted for as a pooling of interests. This merger involved the exchange of 2.1 million shares of Advanced Energy common stock for the privately held common stock of Sekidenko. As part of the business combination, we took a charge of $2.3 million in the third quarter of 2000 for merger costs. We incurred additional operating expenses during 2000 and expect to incur further operating expenses in 2001 relating to consolidating and integrating operations of this business combination.

     The $2.7 million of merger costs incurred in 1998 and $4.6 million of merger costs incurred in 2000 cannot be capitalized, and in certain cases are nondeductible for income tax purposes.

   OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items. Interest income was approximately $1.1 million, $2.2 million and $10.7 million for the years 1998, 1999 and 2000, respectively. In 1998 interest income was earned primarily from earnings on investments made from the proceeds of our initial public offering in 1995 and our underwritten public offering in 1997. In 1999 and 2000 interest income was earned primarily from the proceeds of our offering of convertible subordinated notes and common stock offering of November 1999.

     Interest expense consists principally of accruals of interest on our convertible subordinated notes, on borrowings under our bank credit and capital lease facilities and a state government loan. Interest expense was approximately $340,000, $1.4 million and $7.7 million for the years 1998, 1999 and 2000, respectively. The increase of interest expense from 1998 to 2000 was primarily due to interest on the convertible subordinated notes.

     Our foreign subsidiaries' sales are primarily denominated in currencies other than the U.S. dollar. We recorded net foreign currency gains of $369,000 and $1.5 million for 1998 and 1999, respectively, and a net foreign currency loss of $196,000 in 2000. The increase from 1998 to 1999 was primarily due to strengthening of the exchange rate of the Japanese yen to the U.S. dollar. The loss in 2000 was due to a weakening of the exchange rate of the Japanese yen to the U.S. dollar offset by the effect of our use of forward foreign exchange contracts to hedge our exposure to fluctuations in foreign exchange rates. Since 1997 we have entered into various forward foreign exchange contracts as a hedge against currency fluctuations in the Japanese yen. We will continue to evaluate various policies to minimize the effect of foreign currency fluctuations.

     Eleven European countries adopted a Single European Currency (the "euro") as of January 1, 1999 with a transition period continuing through at least January 1, 2002. As of January 1, 1999, these eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies and the euro. For three years after the introduction of the euro, the participating countries can perform financial transactions in either the euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the euro (and the participating countries' currencies in tandem) will continue to float freely against the U.S. dollar and other currencies of non-participating countries. A twelfth European country adopted the euro on January 1, 2001. Although we do not expect the introduction of the euro currency to have a significant impact on our revenues or results of operations, we are unable to determine what effects, if any, the currency change in Europe will have on competition and competitive pricing in the affected regions.

     Miscellaneous expense items were $939,000 and $698,000 in 1998 and 1999, respectively. Miscellaneous income of $4.7 million in 2000 was primarily due to a $4.8 million gain on a sale of an investment.

   PROVISION (BENEFIT) FOR INCOME TAXES

     The income tax benefit for 1998 was $3.5 million and represented an effective tax rate of 24%. The income tax provision of $11.7 million for 1999 represented an effective rate of 38%. The income tax provision of $36.8 million in 2000, which included $4.6 million of provision for an extraordinary item, represented an effective rate of 35%. Changes in our relative earnings and the earnings of our foreign subsidiaries affect our consolidated effective tax rate. We adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.

   EXTRAORDINARY GAIN

     In the fourth quarter of 2000 we repurchased an aggregate of approximately $53.4 million principal amount of our convertible subordinated notes in the open market, for a cost of approximately $40.8 million. These purchases resulted in a pretax extraordinary gain of $12.2 million, or $7.6 million after tax.


QUARTERLY RESULTS OF OPERATIONS

     The following tables present unaudited quarterly results in dollars and as a percentage of sales for each of the eight quarters in the period ended December 31, 2000. We believe that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                                                                                  QUARTERS ENDED
                                               ----------------------------------------------------------------------------------
                                               MAR. 31,   JUNE 30,  SEPT. 30, DEC. 31,  MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                                 1999       1999      1999      1999      2000       2000       2000       2000
                                               --------   --------  --------  --------  --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales .......................................  $ 36,419   $ 45,363  $ 55,626  $ 65,441  $ 75,028   $ 85,701   $ 96,317   $102,736
Cost of sales ...............................    21,187     25,093    30,675    33,692    38,361     43,338     49,492     52,138
                                               --------   --------  --------  --------  --------   --------   --------   --------
Gross profit ................................    15,232     20,270    24,951    31,749    36,667     42,363     46,825     50,598
                                               --------   --------  --------  --------  --------   --------   --------   --------
Operating expenses:
  Research and development ..................     6,029      6,983     7,211     8,103     8,113      8,504      9,711     10,668
  Sales and marketing .......................     3,432      4,187     4,589     6,117     5,867      5,373      6,232      6,629
  General and administrative ................     3,509      3,746     4,437     4,533     5,639      5,810      6,748      6,376
  Restructuring charge ......................        --         --        --        --        --         --      1,000         --
  Merger costs ..............................        --         --        --        --        --      2,333      2,250         --
                                               --------   --------  --------  --------  --------   --------   --------   --------
Total operating expenses ....................    12,970     14,916    16,237    18,753    19,619     22,020     25,941     23,673
                                               --------   --------  --------  --------  --------   --------   --------   --------
Income from operations ......................     2,262      5,354     8,714    12,996    17,048     20,343     20,884     26,925
Other (expense) income ......................       (80)        45     1,063       522       120        731      5,598      1.036
                                               --------   --------  --------  --------  --------   --------   --------   --------
Net income before income taxes, minority
  interest and extraordinary item ...........     2,182      5,399     9,777    13,518    17,168     21,074     26,482     27,961
Provision for income taxes ..................       951      2,109     3,687     4,994     5,947      8,023     10,195      8,076
Minority interest in net income .............        --         --        --        69       (17)       (67)        (2)       106
                                               --------   --------  --------  --------  --------   --------   --------   --------
Net income before extraordinary item ........     1,231      3,290     6,090     8,455    11,238     13,118     16,289     19,779
Extraordinary item (net of income taxes) ....        --         --        --        --        --         --         --      7,610
                                               --------   --------  --------  --------  --------   --------   --------   --------
Net income ..................................  $  1,231   $  3,290  $  6,090  $  8,455  $ 11,238   $ 13,118   $ 16,289   $ 27,389
                                               ========   ========  ========  ========  ========   ========   ========   ========
Diluted earnings per share before
  extraordinary item ........................  $   0.04   $   0.11  $   0.20  $   0.27  $   0.35   $   0.40   $   0.50   $   0.61
                                               ========   ========  ========  ========  ========   ========   ========   ========
Diluted earnings per share from
  extraordinary item ........................  $     --   $     --  $     --  $     --  $     --   $     --   $     --   $   0.22
                                               ========   ========  ========  ========  ========   ========   ========   ========
Diluted earnings per share ..................  $   0.04   $   0.11  $   0.20  $   0.27  $   0.35   $   0.40   $   0.50   $   0.83
                                               ========   ========  ========  ========  ========   ========   ========   ========
Diluted weighted-average common
  shares outstanding ........................    30,814     30,604    30,932    31,816    32,512     32,543     32,417   34,078 *
                                               ========   ========  ========  ========  ========   ========   ========   ========

* Includes dilution from subordinated notes


                                                                           QUARTERS ENDED
                                             --------------------------------------------------------------------------------
                                             MAR. 31,   JUNE 30,  SEPT. 30, DEC. 31,  MAR. 31,  JUNE 30,   SEPT. 30, DEC. 31,
                                               1999       1999      1999      1999      2000      2000       2000      2000
                                             --------   --------  --------- --------  --------  --------   --------- --------
PERCENTAGE OF SALES:
Sales .....................................    100.0%     100.0%    100.0%    100.0%    100.0%    100.0%     100.0%    100.0%
Cost of sales .............................     58.2       55.3      55.1      51.5      51.1      50.7       51.4      50.7
                                             -------    -------   -------   -------   -------   -------    -------   -------

Gross margin ..............................     41.8       44.7      44.9      48.5      48.9      49.3       48.6      49.3
                                             -------    -------   -------   -------   -------   -------    -------   -------
Operating expenses:
  Research and development ................     16.6       15.4      13.0      12.4      10.8       9.9       10.0      10.4
  Sales and marketing .....................      9.4        9.2       8.2       9.3       7.9       6.2        6.5       6.5
  General and administrative ..............      9.6        8.3       8.0       6.9       7.5       6.8        7.0       6.2
  Restructuring charge ....................       --         --        --        --        --        --        1.0        --
  Merger costs ............................       --         --        --        --        --       2.7        2.4        --
                                             -------    -------   -------   -------   -------   -------    -------   -------
Total operating expenses ..................     35.6       32.9      29.2      28.6      26.2      25.6       26.9      23.1
                                             -------    -------   -------   -------   -------   -------    -------   -------
Income from operations ....................      6.2       11.8      15.7      19.9      22.7      23.7       21.7      26.2
Other (expense) income ....................     (0.2)       0.1       1.9       0.8       0.2       0.9        5.8       1.0
                                             -------    -------   -------   -------   -------   -------    -------   -------

Net income before income taxes, minority
  interest and extraordinary item .........      6.0       11.9      17.6      20.7      22.9      24.6       27.5      27.2
Provision for income taxes ................      2.6        4.6       6.7       7.7       7.9       9.4       10.6       7.8
Minority interest in net income ...........       --         --        --       0.1       0.0      (0.1)       0.0       0.1
                                             -------    -------   -------   -------   -------   -------    -------   -------

Net income before extraordinary item ......      3.4        7.3      10.9      12.9      15.0      15.3       16.9      19.3
Extraordinary item (net of income taxes) ..       --         --        --        --        --        --         --       7.4
                                             -------    -------   -------   -------   -------   -------    -------   -------
Net income ................................      3.4%       7.3%     10.9%     12.9%     15.0%     15.3%      16.9%     26.7%
                                             =======    =======   =======   =======   =======   =======    =======   =======


     We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results may be adversely affected. A variety of factors have an influence on the level of our revenues in a particular quarter. These factors include:

          o    general economic conditions;

          o specific economic conditions in the semiconductor and semiconductor capital equipment industries and other industries in which our customers operate;

          o    timing and nature of orders from major customers;

          o    changes in customers' inventory management practices;

          o customer cancellations of previously placed orders and shipment delays;

          o    pricing competition from our competitors;

          o costs incurred by responding to specific feature requests by customers;

          o    component shortages resulting in manufacturing delays;

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

     We are dependent on obtaining orders for shipment in a particular quarter to achieve our revenue objectives for that quarter. Accordingly, it is difficult for us to predict accurately the timing and level of sales in a particular quarter. We anticipate quarterly fluctuations in sales to continue.

     Our quarterly operating results in 1999 and 2000 reflect the changing demand for our products during this period, principally from manufacturers of semiconductor capital equipment, data storage equipment and flat panel displays, and our ability to adjust our manufacturing capacity to meet this demand. Sales to the semiconductor capital equipment industry increased each quarter throughout 1999 and 2000. Data storage sales were flat from the first quarter of 1999 to the second quarter of 1999, then increased in the third and fourth quarters of 1999. Data storage sales then decreased in the first and second quarters of 2000, increased in the third quarter of 2000 and decreased in the fourth quarter of 2000. Sales to the flat panel display industry increased each quarter of 1999 and 2000. Sales to advanced product applications markets, though fluctuating on a quarterly basis throughout 1999 and 2000, were higher in the second half of 1999 than in the first half of 1999, were higher again in the first half of 2000 and again in the second half of 2000. Our revenue from all sectors is heavily influenced by general economic conditions in each of the industries we serve.

     Our gross margin improved on a quarterly basis in 1999 and reached a relatively consistent level in each of the quarters in 2000. Gross margin improved from 41.8% in the first quarter of 1999 to 44.7% in the second quarter of 1999, then improved to 44.9% in the third quarter of 1999 and to 48.5% in the fourth quarter of 1999. These increases were due to increased utilization of capacity from the recovery in the semiconductor capital equipment industry and from our increased efforts to lower material costs. Gross margin improved slightly to 48.9% in the first quarter of 2000 and again to 49.3% in the second and fourth quarters of 2000, with a slight decrease to 48.6% in the third quarter of 2000.

     Operating expenses were $13.0 million, $14.9 million, $16.2 million and $18.8 million during the first, second, third and fourth quarters of 1999, respectively, but declined as a percentage of sales throughout 1999 as the sales base increased each quarter. Operating expenses excluding restructuring and merger costs were $19.6 million, $19.7 million, $22.7 million and $23.7 million during the first, second, third and fourth quarters of 2000, respectively. Operating expenses, excluding restructuring and merger costs, declined as a percentage of sales in the first and second quarters of 2000, and increased slightly as a percentage of sales in the third and fourth quarters of 2000. As a percentage of sales, operating expenses have generally declined during periods of rapid sales growth, when sales increased at a rate faster than our ability to add personnel and facilities to support the growth. Operating expenses as a percentage of sales have generally increased during periods of flat or decreased sales, when our infrastructure is retained to support anticipated future growth.

     Other income (expense) consists primarily of interest income and expense, foreign currency gain and loss, and miscellaneous gains, losses, income and expense items. Interest income and expense increased significantly in the fourth quarter of 1999, when the interest income and expense from the proceeds of the convertible subordinated notes and the interest from the proceeds of the common stock sale began. Interest income and expense stayed at higher levels throughout 2000. During 1999 we recorded a net foreign exchange gain of $1.5 million, which occurred mostly in the second half of the year, and in 2000 we recorded a $196,000 foreign currency loss. We continue to utilize forward foreign exchange contracts in Japan to mitigate the effects of foreign currency fluctuations. The third quarter of 2000 included a $4.8 million gain on a sale of an investment.

     Our effective rate for income tax provision fluctuated throughout 1999 and 2000, varying from 31% to 44%. The fluctuations were due to certain nondeductible expenses including merger costs, and due to initiatives we implemented in 2000 to reduce our overall rate.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations, acquired equipment and met our working capital requirements through borrowings under our revolving lines of credit, long-term loans secured by property and equipment, cash flow from operations and proceeds from underwritten public offerings of our common stock and convertible subordinated debt.

     Operating activities provided cash of $10.4 million in 1999, primarily as a result of net income, depreciation, amortization, increases in accounts payable and increased accruals for payroll, employee benefits and income taxes, offset by increases in accounts receivable and inventories. Operating activities provided cash of $22.8 million in 2000, primarily as a result of net income, depreciation, amortization and increases in accounts payable and increased accruals for payroll, employee benefits and income taxes, partially offset by increases in receivables and inventories, gains on retirement of convertible subordinated notes and a sale of an investment, and earnings from marketable securities. We expect future receivable and inventory balances to fluctuate with net sales. We are required to maintain higher levels of buffer stock inventory to satisfy our customers' delivery requirements. Any increase in our inventory levels will require the use of cash to finance the inventory.

     Investing activities used cash of $176.2 million in 1999, and consisted of a net increase in marketable securities of $168.9 million, the purchase of property and equipment of $7.2 million and an addition to an investment of $175,000. Investing activities provided cash of $27.4 million in 2000, and consisted of a net decrease in marketable securities of $38.1 million, proceeds from a sale of an investment of $4.5 million and proceeds from a sale of equipment of $150,000, offset by purchases of property and equipment of $14.1 million, a purchase of technology of $1.0 million and an addition to an investment of $250,000.

     Financing activities provided cash of $174.5 million in 1999, and consisted of net proceeds from convertible subordinated debt of $130.5 million, net proceeds from the sale of common stock of $37.8 million, proceeds from the exercise of employee stock options and sale of common stock through our employee stock purchase plan ("ESPP") of $4.5 million, and other proceeds of $1.7 million. Financing activities used cash of $37.5 million in 2000, and consisted of open market repurchases of our convertible notes of $40.8 million and other uses of $1.6 million, offset by proceeds from the exercise of employee stock options and sale of common stock through our ESPP of $4.9 million.

     In the fourth quarter of 2000 we repurchased an aggregate of approximately $53.4 million principal amount of our convertible subordinated notes in the open market, for a cost of approximately $40.8 million. The note purchases were funded from our available cash. We may repurchase additional notes in the open market from time to time, if market conditions and our financial position are deemed favorable for such purchases.

     We plan to spend approximately $12.5 million in 2001 for the acquisition of equipment, leasehold improvements and furnishings, with depreciation expense for 2001 projected to be $9.5 million. In January 2001 we used cash to purchase the outstanding common stock of EMCO for approximately $30 million.

     As of December 31, 2000, we had working capital of $279.6 million. Our principal sources of liquidity consisted of $31.7 million of cash and cash equivalents, $157.8 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit, with options to convert up to $10.0 million to a three-year term loan. Advances under the revolving line of credit bear interest at either the prime rate (8.5% at February 28, 2001) minus 1.25% or the LIBOR 360-day rate (4.88375% at February 28, 2001) plus 150 basis points, at our option. All advances under this revolving line of credit will be due and payable April 7, 2001. As of December 31, 2000 there was an advance outstanding of $875,000 to our Japanese subsidiary, Advanced Energy Japan K.K. We also had another line of credit of $1.9 million of which there was no balance outstanding at December 31, 2000. This credit line expired in January 2001.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2000, our investments consisted primarily of commercial paper, municipal bonds and notes and mutual funds.


FOREIGN CURRENCY EXCHANGE RATE RISK

     We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. We have entered into various forward foreign exchange contracts to hedge against currency fluctuations in the Japanese yen. We will continue to evaluate various methods to minimize the effects of currency fluctuations. At December 31, 2000, we held foreign forward exchange contracts with nominal amounts of $11.5 million and market settlement amounts of $10.7 million for an unrealized gain position of $826,000.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ----
Report of Arthur Andersen LLP, Independent Public Accountants............................................   51
Consolidated Balance Sheets as of December 31, 2000 and 1999.............................................   52
Consolidated Statement of Operations for the Years Ended December 31, 2000, 1999 and 1998................   54
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998......   55
Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998................   56
Notes to Consolidated Financial Statements...............................................................   57
Schedule II - Valuation and Qualifying Accounts..........................................................   73

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Advanced Energy Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule attached to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.




Denver, Colorado                                  ARTHUR ANDERSEN LLP
February 12, 2001.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                 DECEMBER 31,
                                                                           -----------------------
                                                                              2000         1999
                                                                           ----------   ----------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ............................................   $   31,716   $   21,043
  Marketable securities - trading ......................................      157,811      186,440
  Accounts receivable --
     Trade (less allowances for doubtful accounts of approximately
       $784 and $639 at December 31, 2000 and 1999, respectively) ......       72,732       44,652
     Related parties ...................................................           38           32
     Other .............................................................        3,775        1,787
  Notes receivable .....................................................        2,472           --
  Income tax receivable ................................................           74        1,453
  Inventories ..........................................................       45,266       28,410
  Other current assets .................................................        2,508        1,803
  Deferred income tax assets, net ......................................        7,483        3,753
                                                                           ----------   ----------
          Total current assets .........................................      323,875      289,373
                                                                           ----------   ----------



PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $24,427 and $18,629 at December 31,
  2000 and 1999, respectively ..........................................       24,101       17,699
                                                                           ----------   ----------



OTHER ASSETS:
  Deposits and other ...................................................          995          559
  Goodwill and intangibles, net of accumulated amortization of
     $6,061 and $3,860 at December 31, 2000 and 1999, respectively .....        9,890       11,040
  Investments - available for sale .....................................        1,824           --
  Demonstration and customer service equipment, net of
     accumulated depreciation of $2,302 and $2,235 at December 31,
     2000 and 1999, respectively .......................................        2,889        2,352
  Deferred debt issuance costs, net ....................................        2,261        4,410
                                                                           ----------   ----------
                                                                               17,859       18,361
                                                                           ----------   ----------
          Total assets .................................................   $  365,835   $  325,433
                                                                           ==========   ==========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                       2000          1999
                                                                    ----------    ----------
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable trade ........................................   $   18,250    $   15,702
  Accrued payroll and employee benefits .........................       11,723         7,606
  Other accrued expenses ........................................        4,383         3,040
  Customer deposits .............................................          104           804
  Accrued income taxes payable ..................................        7,923         1,266
  Capital lease obligations, current portion ....................           53           100
  Notes payable, current portion ................................        1,284         2,485
  Accrued interest payable on convertible subordinated notes ....          529           886
                                                                    ----------    ----------
          Total current liabilities .............................       44,249        31,889
                                                                    ----------    ----------

LONG-TERM LIABILITIES:
  Capital lease obligations, net of current portion .............           --            46
  Notes payable, net of current portion .........................        1,043         1,381
  Convertible subordinated notes payable ........................       81,600       135,000
                                                                    ----------    ----------
                                                                        82,643       136,427
                                                                    ----------    ----------
          Total liabilities .....................................      126,892       168,316
                                                                    ----------    ----------

COMMITMENTS AND CONTINGENCIES (Note 14)

MINORITY INTEREST ...............................................          145           128
                                                                    ----------    ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 1,000 shares
     authorized, none issued and outstanding ....................           --            --
  Common stock, $0.001 par value, 40,000 shares authorized;
     31,537 and 30,981 shares issued and outstanding at
     December 31, 2000 and 1999, respectively ...................           32            31
  Additional paid-in capital ....................................      124,930       108,997
  Retained earnings .............................................      116,971        48,937
  Deferred compensation .........................................       (1,620)          (86)
  Accumulated other comprehensive loss ..........................       (1,515)         (890)
                                                                    ----------    ----------
          Total stockholders' equity ............................      238,798       156,989
                                                                    ----------    ----------
          Total liabilities and stockholders' equity ............   $  365,835    $  325,433
                                                                    ==========    ==========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                           YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------------
                                                                                       2000          1999          1998
                                                                                    ----------    ----------    ----------

SALES ...........................................................................   $  359,782    $  202,849    $  134,019
COST OF SALES ...................................................................      183,329       110,647        94,000
                                                                                    ----------    ----------    ----------
  Gross profit ..................................................................      176,453        92,202        40,019
                                                                                    ----------    ----------    ----------
OPERATING EXPENSES:
  Research and development ......................................................       36,996        28,326        24,405
  Sales and marketing ...........................................................       24,101        18,325        14,616
  General and administrative ....................................................       24,573        16,225        13,121
  Restructuring charges .........................................................        1,000            --         1,000
  Merger costs ..................................................................        4,583            --         2,742
  Storm recoveries ..............................................................           --            --        (1,117)
                                                                                    ----------    ----------    ----------
    Total operating expenses ....................................................       91,253        62,876        54,767
                                                                                    ----------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS ...................................................       85,200        29,326       (14,748)
                                                                                    ----------    ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income ...............................................................       10,727         2,174         1,111
  Interest expense ..............................................................       (7,698)       (1,430)         (340)
  Foreign currency (loss) gain ..................................................         (196)        1,504           369
  Other income (expense), net ...................................................        4,652          (698)         (939)
                                                                                    ----------    ----------    ----------
                                                                                         7,485         1,550           201
                                                                                    ----------    ----------    ----------
    Net income (loss) before income taxes, minority interest and extraordinary
         item ...................................................................       92,685        30,876       (14,547)
PROVISION (BENEFIT) FOR INCOME TAXES ............................................       32,241        11,741        (3,522)
MINORITY INTEREST IN NET INCOME .................................................           20            69            --
                                                                                    ----------    ----------    ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .....................................       60,424        19,066       (11,025)
EXTRAORDINARY ITEM (LESS APPLICABLE INCOME TAXES OF
  $4,566) (Note 11) .............................................................        7,610            --            --
                                                                                    ----------    ----------    ----------
NET INCOME (LOSS) ...............................................................   $   68,034    $   19,066    $  (11,025)
                                                                                    ==========    ==========    ==========
NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM:
  BASIC .........................................................................   $     1.93    $     0.64    $    (0.38)
                                                                                    ==========    ==========    ==========
  DILUTED .......................................................................   $     1.86    $     0.62    $    (0.38)
                                                                                    ==========    ==========    ==========
EARNINGS PER SHARE FROM EXTRAORDINARY ITEM:
  BASIC .........................................................................   $     0.24    $       --    $       --
                                                                                    ==========    ==========    ==========
  DILUTED .......................................................................   $     0.24    $       --    $       --
                                                                                    ==========    ==========    ==========
NET EARNINGS (LOSS) PER SHARE:
  BASIC .........................................................................   $     2.17    $     0.64    $    (0.38)
                                                                                    ==========    ==========    ==========
  DILUTED .......................................................................   $     2.10    $     0.62    $    (0.38)
                                                                                    ==========    ==========    ==========
BASIC WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING ...................................................................       31,336        29,706        29,007
                                                                                    ==========    ==========    ==========
DILUTED WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING ............................................................       32,425        30,934        29,007
                                                                                    ==========    ==========    ==========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                                        ACCUMULATED
                               COMMON STOCK        ADDITIONAL             STOCKHOLDERS'                    OTHER         TOTAL
                          ----------------------    PAID-IN    RETAINED      NOTES         DEFERRED    COMPREHENSIVE  STOCKHOLDERS'
                            SHARES      AMOUNT      CAPITAL    EARNINGS    RECEIVABLE    COMPENSATION  (LOSS) INCOME     EQUITY
                          ----------  ----------  ----------  ----------  -------------  ------------  -------------  ------------
BALANCES, December 31,
 1997 ....................    27,241  $       27  $   59,357  $   41,378   $      (67)   $      (34)   $     (692)    $   99,969
   Exercise of stock
    options for cash .....       219          --         728          --           --            --            --            728
   Proceeds from
    stockholders'
    notes receivable......        --          --          --          --           67            --            --             67
   Sale of common
    stock through
    employee stock
    purchase plan ........        20          --         133          --           --            --            --            133
   Amortization of
    deferred
    compensation .........        --          --          --          --           --            34            --             34
   Issuance of common
    stock for
    intangibles ..........     1,680           2       2,094          --           --            --            --          2,096

   Tax benefit related
    to shares acquired
    by employees under
    stock compensation
    plans ................        --          --         365          --           --            --            --            365
   Adjustment to
    conform year-end
    of merged entity .....        --          --          --        (482)          --            --            --           (482)
   Comprehensive loss:
   Equity adjustment
    from foreign
    currency
    translation ..........        --          --          --          --           --            --           278             --
   Net loss ..............        --          --          --     (11,025)          --            --            --             --
    Total comprehensive
     loss ................        --          --          --          --           --            --            --        (10,747)
                          ----------  ----------  ----------  ----------   ----------    ----------    ----------     ----------
BALANCES, December 31,
 1998 ....................    29,160          29      62,677      29,871           --            --          (414)        92,163
   Exercise of stock
    options for cash .....       490           1       4,147          --           --            --            --          4,148
   Sale of common stock
    through employee
    stock purchase plan ..        22          --         345          --           --            --            --            345
   Issuance of common
    stock for
    intangibles ..........       227          --       2,335          --           --            --            --          2,335

   Tax benefit related
    to shares acquired
    by employees under
    stock compensation
    plans ................        --          --       1,422          --           --            --            --          1,422
   Sale of common stock
    through private and
    public offerings,
    net of approximately
    $2,448 of expenses ...     1,070           1      37,826          --           --            --            --         37,827
   Issuance of common
    stock for services
    rendered .............        12          --         136          --           --            --            --            136
   Deferred compensation
    on stock options
    issued ...............        --          --         109          --           --          (109)           --             --
   Amortization of
    deferred compensation         --          --          --          --           --            23            --             23
   Comprehensive income:
   Equity adjustment from
    foreign currency
    translation ..........        --          --          --          --           --            --          (476)            --
   Net income ............        --          --          --      19,066           --            --            --             --
    Total comprehensive
     income ..............        --          --          --          --           --            --            --         18,590
                          ----------  ----------  ----------  ----------   ----------    ----------    ----------     ----------
BALANCES, December 31,
 1999 ....................    30,981          31     108,997      48,937           --           (86)         (890)       156,989
   Exercise of stock
    options for cash .....       488           1       4,393          --           --            --            --          4,394
   Issuance of common
     stock for services
     provided and merger
     costs ...............        55          --       2,430          --           --            --            --          2,430
   Sale of common stock
    through employee
    stock purchase plan ..        13          --         520          --           --            --            --            520
   Tax benefit related
    to shares acquired by
    employees under stock
    compensation plans ...        --          --       6,595          --           --            --            --          6,595
   Deferred compensation
    on stock options
    issued ...............        --          --       1,995          --           --        (1,995)           --             --
   Amortization of
    deferred compensation         --          --          --          --           --           461            --            461
   Comprehensive income:
   Equity adjustment from
    foreign currency
    translation ..........        --          --          --          --           --            --        (1,990)            --
   Unrealized holding
    gains ................        --          --          --          --           --            --         1,365             --
   Net income ............        --          --          --      68,034           --            --            --             --
    Total comprehensive
     income ..............        --          --          --          --           --            --            --         67,409
                          ----------  ----------  ----------  ----------   ----------    ----------    ----------     ----------
BALANCES, December 31,
 2000 ....................    31,537  $       32  $  124,930  $  116,971   $       --    $   (1,620)   $   (1,515)    $  238,798
                          ==========  ==========  ==========  ==========   ==========    ==========    ==========     ==========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                         --------------------------------------
                                                                                            2000          1999          1998
                                                                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................................................   $   68,034    $   19,066    $  (11,025)
  Adjustment for conforming year-end of merged entity ................................           --            --          (482)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities -
     Depreciation and amortization ...................................................       10,506         8,356         7,113
     Amortization of deferred debt issuance costs ....................................          616            81            --
     Provision for restructuring .....................................................        1,000            --         1,000
     Minority interest ...............................................................           17            69            --
     Stock issued for services rendered and merger costs .............................        2,430           136            --
     Provision for deferred income taxes .............................................       (3,730)          851        (1,620)
     Amortization of deferred compensation ...........................................          461            23            34
     (Gain) loss on disposal of property and equipment ...............................          (54)          (15)          120
     Gain on sale of investment ......................................................       (4,841)           --            --
     Gain on retirement of convertible subordinated notes ............................      (12,176)           --            --
     Earnings from marketable securities, net ........................................       (9,471)       (1,724)         (765)
     Writedown of LITMAS investment ..................................................           --           322           600
     Changes in operating assets and liabilities -
        Accounts receivable-trade, net ...............................................      (28,080)      (28,822)       20,648
        Related parties and other receivables ........................................       (1,994)       (1,306)        1,473
        Notes receivable .............................................................       (2,472)           --            --
        Inventories ..................................................................      (16,856)       (4,882)       10,305
        Other current assets .........................................................         (705)         (252)        2,109
        Deposits and other ...........................................................         (502)          280          (991)
        Demonstration and customer service equipment .................................       (1,282)         (563)       (1,034)
        Accounts payable trade .......................................................        2,548         9,171        (9,603)
        Accrued payroll and employee benefits ........................................        4,117         4,467        (2,585)
        Customer deposits and other accrued expenses .................................          558         1,022           916
        Income taxes payable/receivable, net .........................................       14,631         4,088        (5,929)
                                                                                         ----------    ----------    ----------
          Net cash provided by operating activities ..................................       22,755        10,368        10,284
                                                                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities ..................................................      (10,000)     (170,805)       (1,000)
  Sale of marketable securities ......................................................       48,100         1,928         6,100
  Proceeds from sale of investment ...................................................        4,464            --            --
  Proceeds from sale of equipment ....................................................          150            --            --
  Purchase of property and equipment, net ............................................      (14,062)       (7,168)       (5,410)
  Purchase of technology .............................................................         (981)           --            --
  Purchase of LITMAS, net of cash acquired ...........................................         (250)         (175)       (1,000)
  Acquisition of assets of Fourth State Technology, Inc. .............................           --            --        (2,500)
                                                                                         ----------    ----------    ----------
          Net cash provided by (used in) investing activities ........................       27,421      (176,220)       (3,810)
                                                                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable ........................................................        1,491         3,304         2,201
  Repayment of notes payable and capital lease obligations ...........................       (3,123)       (1,637)       (9,382)
  Proceeds from convertible debt, net ................................................           --       130,509            --
  Repurchase of convertible debt, net ................................................      (40,795)           --            --
  Sale of common stock, net of expenses ..............................................           --        37,827            --
  Sale of common stock through employee stock purchase plan ..........................          520           345           133
  Proceeds from exercise of stock options and warrants ...............................        4,394         4,148           728
  Proceeds from stockholders' notes receivable .......................................           --            --            67
                                                                                         ----------    ----------    ----------
     Net cash (used in) provided by financing activities .............................      (37,513)      174,496        (6,253)
                                                                                         ----------    ----------    ----------
EFFECT OF CURRENCY TRANSLATION ON CASH ...............................................       (1,990)         (476)          278
                                                                                         ----------    ----------    ----------
INCREASE IN CASH AND CASH EQUIVALENTS ................................................       10,673         8,168           499
CASH AND CASH EQUIVALENTS, beginning of period .......................................       21,043        12,875        12,376
                                                                                         ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, end of period .............................................   $   31,716    $   21,043    $   12,875
                                                                                         ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
     Tax benefit related to shares acquired by employees under stock option plans ....   $    6,595    $    1,422    $      365
                                                                                         ==========    ==========    ==========
     Conversion of royalty payable to note payable ...................................   $       --    $      742    $       --
                                                                                         ==========    ==========    ==========
     Deferred compensation on stock options issued ...................................   $    1,995    $      109    $       --
                                                                                         ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .............................................................   $    7,385    $      459    $      423
                                                                                         ==========    ==========    ==========
  Cash paid for income taxes, net ....................................................   $   25,791    $    6,221    $    2,395
                                                                                         ==========    ==========    ==========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) COMPANY OPERATIONS

Advanced Energy Industries, Inc. (the "Company") was incorporated in Colorado in 1981 and reincorporated in Delaware in 1995. The Company is primarily engaged in the development and production of products and systems critical to plasma-based manufacturing processes, which are used by manufacturers of semiconductors and in industrial thin film manufacturing processes. The Company owns 100% of each of the following subsidiaries: Advanced Energy Japan K.K. ("AE-Japan"), Advanced Energy Industries GmbH ("AE-Germany"), Advanced Energy Industries U.K. Limited ("AE-UK"), Advanced Energy Industries Korea, Inc. ("AE-Korea") and Advanced Energy Taiwan, Ltd. ("AE-Taiwan"). The Company also owns 100% of Advanced Energy Voorhees, Inc. ("AEV"), formerly RF Power Products, Inc. ("RFPP"), Tower Electronics, Inc. ("Tower"), Noah Holdings, Inc. ("Noah") and Sekidenko, Inc. ("Sekidenko") and 59.5% of LITMAS. As discussed in Note 3, Noah was merged into the Company on April 6, 2000, and Sekidenko was merged into the Company on August 18, 2000. The acquisitions of Noah and Sekidenko have been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements have been restated to include Noah and Sekidenko as though they had always been part of the Company. AEV is a New Jersey-based designer and manufacturer of radio frequency power systems, matching networks and peripheral products primarily used by original equipment providers in the semiconductor capital equipment, commercial coating, flat panel display and analytical instrumentation markets. Tower is a Minnesota-based designer and manufacturer of custom, high-performance switchmode power supplies used principally in the telecommunications, medical and non-impact printing industries. Noah is a California-based manufacturer of solid state temperature control systems used to control process temperatures during semiconductor manufacturing. Sekidenko is a Washington-based manufacturer and supplier of optical fiber thermometers to the semiconductor capital equipment industry. LITMAS is a start-up company that designs and manufactures plasma gas abatement systems and high-density plasma sources.

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

The Company depreciates the equipment based on its estimated useful life in the sales and customer service functions. The depreciation is computed based on a three-year life.

PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred.

Depreciation is provided using straight-line and accelerated methods over three to ten years for machinery and equipment and furniture and fixtures, with computers and communication equipment depreciated over a three-year life. Amortization of leasehold improvements and leased equipment is provided using the straight-line method over the life of the lease term or the life of the assets, whichever is shorter.

GOODWILL AND INTANGIBLES -- Goodwill and intangibles are recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives ranging from five to seven years for both the goodwill and the intangible assets.

CONCENTRATIONS OF CREDIT RISK -- The Company's revenues generally are concentrated among a small number of customers, the majority of which are in the semiconductor capital equipment industry. The Company's foreign subsidiaries sales are primarily denominated in currencies other than the U.S. dollar (see
Note 15). The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

WARRANTY POLICY -- The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The Company offers warranty coverage for its systems for periods ranging from 12 to 30 months after shipment.

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

The Company recognizes gain or loss on foreign currency transactions, which are not considered to be of a long-term investment nature. The Company recognized a loss on foreign currency transactions of $196,000 for the year ended December 31, 2000, and gains on foreign currency transactions of $1,504,000 and $369,000 for the years ended December 31, 1999 and 1998, respectively.

REVENUE RECOGNITION -- The Company recognizes revenue upon shipment of its systems and spare parts, at which time title passes to the customer. For most of its customers, the Company has established a warranty policy as part of its contract with the customer, to provide for repairs and replacement of defective systems. The Company records an estimate for such repairs based upon its experience, and does not record an offset against revenue for such temporary returns.

The Company has an arrangement with one of its major customers, a semiconductor capital equipment manufacturer, in which completed systems are shipped to the customer and held by them on a consignment basis. The customer draws systems from this inventory as needed, at which time title passes to the customer and the Company recognizes revenue. The customer is subject to the Company's normal warranty policy for repair of defective systems.

In some instances the Company delivers systems to customers for evaluation purposes. In these arrangements, the customer retains the systems for specified periods of time without commitment to purchase. On or before the expiration of the evaluation period, the customer either rejects the system and returns it to the Company, or accepts the system. Upon acceptance, title passes to the customer, the Company invoices the customer for the system, and revenue is recognized. Pending acceptance by the customer, such systems are reported on the Company's balance sheet at an estimated value based on the lower of cost or market, and are included in the amount for demonstration and customer service equipment, net of accumulated depreciation.

INCOME TAXES -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates. Also, the Company's deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets which it believes it will more likely than not fail to realize.

EARNINGS PER SHARE -- Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to include certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock and if-converted methods) if potentially dilutive common shares had been issued. For the periods presented, certain stock options outstanding and conversion of the convertible subordinated notes payable were not included in this calculation because to do so would be anti-dilutive. Basic and diluted EPS were the same for fiscal 1998 as the Company incurred losses from operations, therefore, making the effect of all potentially dilutive common shares anti-dilutive.

COMPREHENSIVE INCOME (LOSS) -- SFAS No. 130, "Reporting Comprehensive Income," established rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) for the Company consists of net income
(loss), foreign currency translation adjustments and unrealized holding gains and is presented in the Consolidated Statement of Stockholders' Equity.

SEGMENT REPORTING -- SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Management operates and manages the Company's business as one operating segment because all of its products and systems have similar economic characteristics and production processes.

RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133, as amended by SFAS No. 137, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activity by requiring all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The Company will not seek specific hedge accounting treatment for its foreign currency forward contracts (Note 18). The Company has assessed its position with regard to its derivative and hedging activities and does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial condition or results of operations.

In December 1999 the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending December 31, 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial position or results of operations.

In March 2000 the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). FIN No. 44 provides clarification and guidance on applying APB No. 25. Generally, FIN No. 44 provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. The adoption of FIN No. 44 in 2000 did not have a material effect on the Company's financial condition or results of operations.

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

RECLASSIFICATIONS -- Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation.


(3) ACQUISITIONS

SEKIDENKO, INC. -- On August 18, 2000, Sekidenko, Inc. ("Sekidenko"), a privately held, Vancouver, Washington-based supplier of optical fiber thermometers to the semiconductor capital equipment industry, was merged with a wholly owned subsidiary of the Company. The Company issued 2.1 million shares of its common stock to the former shareholders of Sekidenko. In connection with the merger, the Company recorded in the third quarter of 2000 a charge to operating expenses of $2.3 million for direct merger-related costs.

NOAH HOLDINGS, INC. -- On April 6, 2000, Noah Holdings, Inc. ("Noah"), a privately held, California-based manufacturer of solid state temperature control systems used to control process temperatures during semiconductor manufacturing, was merged with a wholly owned subsidiary of the Company. The Company issued approximately 687,000 shares of its common stock in connection with the acquisition. In addition, outstanding Noah stock options were converted into options to purchase approximately 40,000 shares of the Company's common stock. In connection with the merger, the Company recorded in the second quarter of 2000 a charge to operating expenses of $2.3 million for direct merger-related costs.

AEV -- On October 8, 1998, RF Power Products, Inc., since renamed Advanced Energy Voorhees, Inc. ("AEV"), a New Jersey-based designer and manufacturer of radio frequency power systems, matching networks and peripheral products primarily for original equipment providers in the semiconductor capital equipment, commercial coating, flat panel display and analytical instrumentation markets, was merged with a wholly owned subsidiary of the Company. The Company issued approximately four million shares of its common stock to the former shareholders of AEV. In addition, outstanding AEV stock options were converted into options to purchase approximately 148,000 shares of the Company's common stock.


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

Each of the above mergers constituted a tax-free reorganization and have been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined balance sheet, statements of operations and cash flows of AEV, Noah and Sekidenko as though each had always been part of the Company. There were no transactions between the Company, AEV, Noah and Sekidenko prior to the combinations, and immaterial adjustments were recorded at AEV, Noah and Sekidenko to conform their accounting policies. Certain reclassifications were made to conform the AEV, Noah and Sekidenko financial statements to the Company's presentations. The results of operations for the separate companies and combined amounts presented in the consolidated financial statements follow:

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2000          1999         1998
                                                         ----------    ----------   ----------
                                                                    (IN THOUSANDS)
Sales:
  Pre-AEV merger
    Advanced Energy ..................................   $       --    $       --   $   86,289
    AEV ..............................................           --            --       18,436
  Advanced Energy and AEV combined before Noah and
     Sekidenko mergers ...............................       67,171       183,958       19,973
  Noah before Noah and Sekidenko mergers .............        3,080         7,617        5,639
  Sekidenko before Noah and Sekidenko mergers ........        4,777        11,274        3,682
  Post-Noah merger
    Advanced Energy combined with AEV and Noah .......      123,190            --           --
    Sekidenko ........................................        7,034            --           --
  Post-Sekidenko merger ..............................      154,530            --           --
                                                         ----------    ----------   ----------
     Consolidated ....................................   $  359,782    $  202,849   $  134,019
                                                         ==========    ==========   ==========

Net income (loss):
  Pre-AEV merger
    Advanced Energy ..................................   $       --    $       --   $   (2,748)
    AEV ..............................................           --            --       (3,859)
  Advanced Energy and AEV combined before Noah and
     Sekidenko mergers ...............................        9,996        16,838         (168)
  AEV merger costs ...................................           --            --       (2,742)
  Noah before Noah and Sekidenko mergers .............           43           184       (1,620)
  Sekidenko before Noah and Sekidenko mergers ........        1,199         2,044          112
  Post-Noah merger
    Advanced Energy combined with AEV and Noah .......       20,809            --           --
    Sekidenko ........................................        1,367            --           --
  Noah merger costs ..................................       (2,333)           --           --
  Post-Sekidenko merger ..............................       39,203            --           --
  Sekidenko merger costs .............................       (2,250)           --           --
                                                         ----------    ----------   ----------
     Consolidated ....................................   $   68,034    $   19,066   $  (11,025)
                                                         ==========    ==========   ==========

OTHER INTANGIBLES -- During 1999 Noah acquired various intangible assets, primarily a license agreement and patents, by issuing approximately 214,000 shares of common stock valued at $1,950,000. The entire purchase price was allocated to other intangibles and is being amortized over a seven-year useful life.

During 1998 Sekidenko acquired various intangible assets, primarily a license agreement, by issuing approximately 1,680,000 shares of common stock valued at $2,096,000. The entire purchase price was allocated to other intangibles and is being amortized over a five-year useful life.

LITMAS -- During 1998 the Company acquired a 29% ownership interest in LITMAS, a privately held, North Carolina-based start-up company that designs and manufactures plasma gas abatement systems and high-density plasma sources. The purchase price consisted of $1 million in cash. On October 1, 1999, the Company acquired an additional 27.5% interest in LITMAS for an additional $560,000. The purchase price consisted of $385,000 in the Company's common stock and $175,000 in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $523,000 allocated to intangible assets as goodwill. The results of operations of LITMAS are included within the accompanying consolidated financial statements from the date the controlling interest of 56.5% was acquired. On October 1, 2000, the Company acquired an additional 3.0% interest in LITMAS for an additional $250,000, bringing the Company's ownership interest in LITMAS to 59.5%.

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


(5) MARKETABLE SECURITIES - TRADING

MARKETABLE SECURITIES - TRADING are reported at their fair value and consisted of the following:

                                            DECEMBER 31,
                                      ----------   ----------
                                         2000         1999
                                      ----------   ----------
                                         (IN THOUSANDS)

Commercial paper ..................   $   85,827   $  118,894
Municipal bonds and notes .........       54,022       67,453
Mutual funds ......................       17,962           93
                                      ----------   ----------
                                      $  157,811   $  186,440
                                      ==========   ==========

These marketable securities have original costs of $157,112,000 and $185,069,000 as of December 31, 2000 and 1999, respectively.

(6) ACCOUNTS RECEIVABLE - TRADE

ACCOUNTS RECEIVABLE - TRADE consisted of the following:

                                                       DECEMBER 31,
                                                ----------    ----------
                                                   2000          1999
                                                ----------    ----------
                                                       (IN THOUSANDS)
Domestic ....................................   $   41,545    $   21,877
Foreign .....................................       31,971        23,414
Allowance for doubtful accounts .............         (784)         (639)
                                                ----------    ----------
                                                $   72,732    $   44,652
                                                ==========    ==========


(7) INVENTORIES

INVENTORIES consisted of the following:

                                              DECEMBER 31,
                                           -----------------
                                            2000      1999
                                           -------   -------
                                             (IN THOUSANDS)
Parts and raw materials ................   $34,462   $19,381
Work in process ........................     3,777     2,526
Finished goods .........................     7,027     6,503
                                           -------   -------
                                           $45,266   $28,410
                                           =======   =======


(8) PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT consisted of the following:

                                                                   DECEMBER 31,
                                                             ----------------------
                                                               2000          1999
                                                             -------       --------
                                                                (IN THOUSANDS)
Machinery and equipment................................     $ 25,075       $ 18,121
Computers and communication equipment..................       12,484          8,967
Furniture and fixtures.................................        4,026          3,781
Vehicles...............................................          197            161
Leasehold improvements.................................        6,746          5,298
                                                            --------       --------
                                                              48,528         36,328
Less - accumulated depreciation........................      (24,427)       (18,629)
                                                            --------       --------
                                                            $ 24,101       $ 17,699
                                                            ========       ========


(9) INVESTMENTS IN MARKETABLE SECURITIES, AVAILABLE FOR SALE

In the third quarter of 2000 the Company exercised warrants of a supplier in a cashless transaction and received 458,000 shares of the supplier's common stock, which is publicly traded. Concurrent with the exercise, the Company sold 320,000 shares of the supplier's common stock and recognized a gain of approximately $4.8 million. The remaining 138,000 shares have been classified as available-for-sale securities and are reflected as an investment of approximately $1.7 million in the accompanying balance sheet.

(10) NOTES PAYABLE

                                                                                                DECEMBER 31,
                                                                                         ------------------------
                                                                                            2000          1999
                                                                                         ----------    ----------
                                                                                              (IN THOUSANDS)

Revolving line of credit of $30,000,000, expiring April 7, 2001, interest at bank's prime rate minus 1.25% or the LIBOR 360-day rate plus 150 basis points, (average 1.98718% during 2000, 2.39857% at December 31, 2000)
  This line includes $20,000,000 available for general use, with an option to convert up to $10,000,000 to a three-year term loan; additional advances up to $5,000,000 each for Optional Currency Rate Advances and
  Foreign Exchange Contracts. Borrowing base consists of the sum of 80% of eligible accounts receivable plus the lesser of 20% of eligible inventory or $5,000,000. Loan covenants provide certain financial restrictions related to working capital, leverage, net worth, payment
  and declaration of dividends and profitability .....................................   $      875    $    1,958
Revolving line of credit of $1,875,000, expired January 2001, interest at bank's prime rate plus 3.5% (minimum 12% plus 1% discount rate). Loan is secured by a
  Certificate of Deposit, certain accounts receivable, inventory, equipment and intangibles, and is guaranteed by a stockholder. Agreement provides for an early
  termination fee of $30,000 if the line is terminated prior to maturity .............           --           241
Note payable, shareholder (see Note 16) ..............................................          356           447
Note payable, royalties, with interest at 7%, with monthly payments ranging from
  $5,000 to $15,000, including interest, due July 2002. The note is unsecured ........          704           738
Note payable, other ..................................................................          120            --
Note payable to the New Jersey Economic Development Authority, with interest at
  5%, principal and interest due monthly, matures January 2002 and secured by
  machinery and equipment ............................................................          109           216
Note payable, shareholder (see Note 16) ..............................................          163           266
                                                                                         ----------    ----------
                                                                                              2,327         3,866
Less -- current portion ..............................................................       (1,284)       (2,485)
                                                                                         ----------    ----------
                                                                                         $    1,043    $    1,381
                                                                                         ==========    ==========


(11) CONVERTIBLE SUBORDINATED NOTES PAYABLE

In November 1999 the Company issued $135 million of convertible subordinated notes payable at 5.25%. These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year beginning May 15, 2000. Net proceeds to the Company were approximately $130.5 million, after deducting $4.5 million of offering costs, which have been capitalized and are being amortized over a period of seven years. Holders of the notes may convert the notes at any time into shares of the Company's common stock, at $49.53 per share. The Company may convert the notes on or after November 19, 2002 at a redemption price of 103.00% times the principal amount, and may convert at successively lesser amounts thereafter until November 15, 2006, at which time the Company may convert at a redemption price equal to the principal amount. At December 31, 2000, $529,000 of interest expense was accrued as a current liability.

In October and November 2000, the Company repurchased an aggregate of approximately $53.4 million principal amount of its convertible subordinated notes in the open market, for a cost of approximately $40.8 million. These purchases resulted in an after-tax extraordinary gain of $7.6 million. The purchased notes have been cancelled. Approximately $81.6 million principal amount of the notes remains outstanding, which had a fair market value of approximately $66.7 million as of December 31, 2000. The Company may continue to purchase additional notes in the open market from time to time, if market conditions and its financial position are deemed favorable for such purposes.


(12) INCOME TAXES

For the years ended December 31, 2000, 1999 and 1998, the provision for income taxes consisted of an amount for taxes currently payable and a provision for tax effects deferred to future periods. In 1997 the

\Company's statutory U.S. tax rate increased from 34% to 35%.

The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 was as follows:

                                          DECEMBER 31,
                            --------------------------------------
                               2000          1999           1998
                            ----------    ----------    ----------
                                        (IN THOUSANDS)
Federal .................   $   28,869    $    8,087    $   (3,843)
State and local .........        3,592         1,376          (561)
Foreign taxes ...........        4,346         2,278           882
                            ----------    ----------    ----------
                            $   36,807    $   11,741    $   (3,522)
                            ==========    ==========    ==========

Current .................   $   40,537    $   10,890    $   (1,902)
Deferred ................       (3,730)          851        (1,620)
                            ----------    ----------    ----------
                            $   36,807    $   11,741    $   (3,522)
                            ==========    ==========    ==========

The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31, 2000, 1999 and 1998:

                                                                              DECEMBER 31,
                                                                 --------------------------------------
                                                                     2000         1999          1998
                                                                 ----------    ----------    ----------
                                                                             (IN THOUSANDS)
Income tax expense (benefit) per federal statutory rate ......   $   36,703    $   10,807    $   (5,091)
State income taxes, net of federal deduction .................        2,232           894          (365)
Foreign sales corporation ....................................       (2,516)         (331)           --
Nondeductible merger costs ...................................        1,604          (228)          960
Nondeductible intangible and goodwill amortization ...........          618           553           500
Other permanent items, net ...................................       (2,262)         (137)         (159)
Effect of foreign taxes ......................................          578         1,000            80
Foreign operating loss with no benefit provided ..............           --            --           610
Change in valuation allowance ................................           --          (717)          107
Tax credits ..................................................         (150)         (100)         (164)
                                                                 ----------    ----------    ----------
                                                                 $   36,807    $   11,741    $   (3,522)
                                                                 ==========    ==========    ==========

The Company's deferred income tax assets are summarized as follows:

                                     DECEMBER 31, 2000      CHANGE         DECEMBER 31, 1999
                                     -----------------    ----------       -----------------
                                                       (IN THOUSANDS)
Employee bonuses and commissions ...   $    1,851         $    1,821          $       30
Warranty reserve ...................        1,046                437                 609
Bad debt reserve ...................          229                 (4)                233
Vacation accrual ...................        1,076                551                 525
Royalties ..........................           --               (280)                280
Obsolete and excess inventory ......        2,433              1,546                 887
Investment in LITMAS ...............          395                 52                 343
Depreciation and amortization ......          312               (161)                473
Other ..............................          141               (232)                373
                                       ----------         ----------          ----------
                                       $    7,483         $    3,730          $    3,753
                                       ==========         ==========          ==========

The domestic versus foreign component of the Company's net income (loss) before income taxes at December 31, 2000, 1999 and 1998, was as follows:

                                   DECEMBER 31,
                       -------------------------------------
                          2000          1999         1998
                       ----------   ----------    ----------
                                  (IN THOUSANDS)
Domestic ...........   $   94,094   $   25,177    $  (15,021)
Foreign ............       10,767        5,699           474
                       ----------   ----------    ----------
                       $  104,861   $   30,876    $  (14,547)
                       ==========   ==========    ==========

(13) RETIREMENT PLAN

The Company has 401(k) Profit Sharing Plans which cover most full-time employees who have completed six months of full-time continuous service and are age eighteen or older. Depending on the plan in which a participant is enrolled, participants may defer up to either 10% or 15% of their gross pay up to a maximum limit determined by law. Participants are immediately vested in their contributions.

The Company may make discretionary contributions based on corporate financial results for the fiscal year. Effective January 1, 1998, the Company increased its matching contribution for participants in the 401(k) Plans up to a 50% matching on contributions by employees up to 6% of the employee's compensation. The Company's total contributions to the plans were approximately $1,291,000, $848,000 and $754,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Vesting in the profit sharing contribution account is based on years of service, with most participants fully vested after five years of credited service.

The Company also has a Money Purchase Pension Plan, which covers certain employees. This plan was frozen, effective July 1, 1998, and the Company is not required to make contributions to the plan for future years. The Company's contributions to this plan were $63,000 for 1998 and $62,000 for 2000. The Company made no contributions in 1999.


(14) COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

The Company finances a portion of its property and equipment under capital lease obligations at interest rates ranging from 7.63% to 24.7%. The future minimum lease payments under capitalized lease obligations as of December 31, 2000 are as follows:

                                              (IN THOUSANDS)
Total minimum lease payments, all 2001 ......   $     56
Less - amount representing interest .........         (3)
Less - current portion ......................        (53)
                                                --------
                                                $      0
                                                ========

OPERATING LEASES

The Company has various operating leases for automobiles, equipment, and office and production space (Note 16). Lease expense under operating leases was approximately $5,155,000, $4,926,000 and $4,822,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The future minimum rental payments required under noncancelable operating leases as of December 31, 2000 are as follows:

                          (IN THOUSANDS)
2001 ....................   $    5,556
2002 ....................        4,980
2003 ....................        4,017
2004 ....................        3,525
2005 ....................        3,200
Thereafter ..............       18,156
                            ----------
                            $   39,434
                            ==========

GUARANTEE

On April 12, 2000, the Company committed to a lease guarantee of approximately $1,000,000 through April 12, 2005, to a private company. The Company received 25,000 shares of the private company's common stock, which is valued at approximately $4,000 and is reflected on the Company's balance sheet in investments.


(15) FOREIGN OPERATIONS

The Company operates in a single operating segment with operations in the U.S., Asia and Europe. The following is a summary of the Company's foreign operations:

                                                                       YEARS ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                  2000          1999          1998
                                                               ----------    ----------    ----------
                                                                          (IN THOUSANDS)
Sales:
  Originating in Japan to unaffiliated customers ...........   $   32,404    $   16,270    $    6,300
  Originating in Europe to unaffiliated customers ..........       24,375        12,724         8,489
  Originating in U.S. and sold to foreign customers ........       35,504        23,996        21,188
  Originating in U.S. and sold to domestic customers .......      260,596       148,424        98,042
  Originating in South Korea to unaffiliated customers .....        2,989         1,435            --
  Originating in Taiwan to unaffiliated customers ..........        3,914            --            --
  Transfers between geographic areas .......................       48,963        24,053        10,304
  Intercompany eliminations ................................      (48,963)      (24,053)      (10,304)
                                                               ----------    ----------    ----------
                                                               $  359,782    $  202,849    $  134,019
                                                               ==========    ==========    ==========
Income (loss) from operations:
  Japan ....................................................   $    6,533    $    1,758    $   (1,505)
  Europe ...................................................        3,805         2,379         1,722
  U.S ......................................................       73,508        25,390       (14,944)
  South Korea ..............................................          751           188          (186)
  Taiwan ...................................................          594            --            --
  Intercompany eliminations ................................            9          (389)          165
                                                               ----------    ----------    ----------
                                                               $   85,200    $   29,326    $  (14,748)
                                                               ==========    ==========    ==========
Identifiable assets:
  Japan ....................................................   $   21,567    $   13,967
  Europe ...................................................       19,263        11,950
  U.S ......................................................      387,953       345,431
  South Korea ..............................................        2,609         1,393
  Taiwan ...................................................        5,105            --
  Intercompany eliminations ................................      (70,662)      (47,308)
                                                               ----------    ----------
                                                               $  365,835    $  325,433
                                                               ==========    ==========

Intercompany sales among the Company's geographic areas are recorded on the basis of intercompany prices established by the Company.


(16) RELATED PARTY TRANSACTIONS

The Company leases office and production spaces from a limited liability partnership consisting of certain officers of the Company and other individuals. The leases relating to these spaces expire in 2009 and 2011 with monthly payments of approximately $52,000 and $60,000, respectively. The Company also leases other office and production space from another limited liability partnership consisting of certain officers of the Company and other individuals. The lease relating to this space expires in 2002 with a monthly payment of approximately $28,000.

Approximately $1,637,000, $1,693,000 and $1,359,000 were charged to rent expense attributable to these leases for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company also leases office and production space from a shareholder. Approximately $228,000, $197,000 and $199,000 were charged to rent expense attributable to this lease for the years ended

December 31, 2000, 1999 and 1998, respectively.

The Company leases, for business purposes, a condominium owned by a partnership of certain stockholders. The Company paid the partnership approximately $36,000 for each of the years ended December 31, 2000, 1999 and 1998, relating to this lease.

During 1999 a shareholder of Sekidenko granted employees options under a preexisting arrangement to purchase shares of his common stock already outstanding at exercise prices below fair market value. Under this agreement, 29,700 and 34,250 of such options were exercised in 1999 and 2000, respectively. These options will result in the Company recognizing $109,000 as compensation expense over the four-year vesting period related to the 1999 purchases, and $1,995,000 as compensation expense over the four-year vesting period related to the 2000 purchases. Compensation expense of $23,000 and $461,000 was recognized in 1999 and 2000, respectively.

In prior years, certain stockholders of the Company exercised options to purchase shares of the Company's common stock in exchange for notes receivable in the amount of the exercise price. These notes receivable and accrued interest have been paid in full.

The Company has an unsecured note payable to a stockholder of $356,000, less current portion of $45,000, with interest at 7%, due November 1, 2002. The note is payable in installments of principal and interest of $135,000 in 2001 and $306,000 in 2002.

The Company has a note payable to a stockholder of $163,000, less current portion of $107,000, with interest at 5%, due January 2002. The note is payable in installments of principal and interest due semi-annually on January 13th and July 13th.


(17) MAJOR CUSTOMERS

The Company has a major customer (sales in excess of 10% of total sales) that is a manufacturer of semiconductor capital equipment. Sales to this customer accounted for the following percentages of sales for the years ended December 31, 2000, 1999 and 1998:

                                 DECEMBER 31,
                            --------------------
                            2000    1999    1998
                            ----    ----    ----
Customer A ..............     39%     34%     24%
                            ====    ====    ====


(18) FORWARD CONTRACTS

AE-Japan enters into foreign currency forward contracts to buy U.S. dollars to offset foreign currency risk for trade purchases payable and intercompany transactions with its parent. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in other currencies will be adversely affected by changes in exchange rates. Foreign currency forward contracts are entered into with a major commercial Japanese bank that has a high credit rating and the Company does not expect the counterparty to fail to meet its obligations under outstanding contracts. Foreign currency gains and losses under the above arrangements are not deferred. The Company generally enters into foreign currency forward contracts with maturities ranging from one to eight months, with contracts outstanding at December 31, 2000, maturing through August 2001. All forward contracts are held until maturity. At December 31, 2000, the Company held foreign forward exchange contracts with nominal amounts of $11,500,000 and market settlement amounts of $10,674,000 for an unrealized gain position of $826,000 that has been included in other income and expense in the accompanying statement of operations.

(19) STOCK PLANS

EMPLOYEE STOCK OPTION PLAN -- During 1993 the Company adopted an Employee Stock Option Plan (the "Employee Option Plan") which was amended and restated in September 1995, February 1998, February 1999 and December 2000. The Employee Option Plan allows issuance of incentive stock options, non-qualified options, and stock purchase rights. The exercise price of incentive stock options shall not be less than 100% of the stock's fair market value on the date of grant. The exercise price of non-qualified stock options shall not be less than 85% of the stock's fair market value on the date of grant. Options issued in 2000, 1999 and 1998 were issued at 100% of fair market value with typical vesting over three to four years. Under the Employee Option Plan, the Company has the discretion to accelerate the vesting period. The options are exercisable for ten years from the date of grant. The Company has reserved 5,625,000 shares of common stock for the issuance of stock under the Employee Option Plan, which terminates in June 2003.

In connection with the grant of certain stock options in the second quarter of 1995, the Company recorded $142,000 of deferred compensation for the difference between the deemed fair value for accounting purposes and the option price as determined by the Company at the date of grant. This amount was presented as a reduction of stockholders' equity and was amortized over the three-year vesting period of the related stock options.

In connection with the grant of certain stock options in the third quarter of 1999, the Company recorded $109,000 of deferred compensation for the difference between the deemed fair value for accounting purposes and the option price as determined by the Company at the date of grant. In connection with the grant of certain stock options in 2000, the Company recorded $950,000 and $1,045,000 of deferred compensation in the first and second quarters of 2000, respectively. These amounts also reflected the difference between the deemed fair value for accounting purposes and the option price as determined by the Company at the dates of grant. These amounts are presented as a reduction of stockholders' equity, and are being amortized over the four-year vesting period of the related stock options.

EMPLOYEE STOCK PURCHASE PLAN -- In September 1995 stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") covering an aggregate of 200,000 shares of common stock. Employees are eligible to participate in the Stock Purchase Plan if employed by the Company for at least 20 hours per week during at least five months per calendar year. Participating employees may have up to 15% (subject to a 5% limitation set by the Company) of their earnings or a maximum of $1,250 per six month period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value on the commencement date of each offering period or the relevant purchase date. During 2000, 1999 and 1998, employees purchased an aggregate of 13,025, 22,390 and 20,264 shares under the Stock Purchase Plan, respectively.

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

The following summarizes the activity relating to options for the years ended December 31, 2000, 1999 and 1998:

                                                 2000                            1999                              1998
                                   -------------------------------  -------------------------------  ------------------------------
                                                                  (in thousands, except shares prices)

                                                      Weighted-                         Weighted-                      Weighted-
                                                       Average                           Average                        Average
                                                       Exercise                          Exercise                       Exercise
                                       Shares           Price           Shares            Price          Shares          Price
                                   --------------   --------------  --------------   --------------  --------------  --------------
Stock options:
 Incentive stock
  options --
    Options outstanding at
     beginning of period .........          1,850   $        13.90           1,987   $   9.01                 1,475  $          7.02
    Granted ......................            461            44.45             417      30.31                   937            10.23
    Exercised ....................           (488)            9.12            (487)      8.44                  (219)            3.35
    Terminated ...................           (104)           19.26             (67)     10.44                  (206)            6.35
                                   --------------                   --------------                   --------------
    Options outstanding at
     end of period ...............          1,719            23.29           1,850      13.90                 1,987             9.01
                                   ==============                   ==============                   ==============
    Options exercisable at
     end of period ...............            689            14.09             801       9.10                   651             6.89
                                   ==============                   ==============                   ==============
Weighted-average fair value
 of options granted during
 the period ...................... $        32.75                   $        18.78                   $         6.71
                                   ==============                   ==============                   ==============
    Price range of
     outstanding options ......... $0.67 - $60.75                   $ 0.67 -$44.97                   $0.67 - $31.63
                                   ==============                   ==============                   ==============
    Price range of options
     terminated .................. $0.83 - $43.69                    $3.88- $28.16                   $0.83 - $12.75
                                   ==============                   ==============                   ==============
Non-employee directors stock
 options--
    Options outstanding at
     beginning of period                       55   $        18.34              40   $  12.18                    20  $         14.67
    Granted ......................             20            46.48              18      32.94                    20             7.55
    Exercised ....................             --               --              (3)     11.05                    --               --
    Terminated ...................             --               --              --         --                    --               --
                                   --------------                   --------------
    Options outstanding at
     end of period ...............             75            26.31              55      18.34                    40            12.18
                                   ==============                   ==============                   ==============
    Options exercisable at
     end of period ...............             32            18.65              22      17.27                    15            11.40
                                   ==============                   ==============                   ==============
Weighted-average fair value
 of options granted during
 the period ...................... $        30.83                   $        20.11                   $         4.93
                                   ==============                   ==============                   ==============
    Price range of
     outstanding options ......... $6.13 - $64.94                   $6.13 - $36.94                   $8.63 - $29.88
                                   ==============                   ==============                   ==============
    Price range of options
     terminated .................. $           --                   $           --                   $           --
                                   ==============                   ==============                   ==============


Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for stock-based compensation plans under APB No. 25, under which compensation expense, if any, is recognized based on the intrinsic value of stock options and other stock awards, generally measured at the date of grant.

For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           2000             1999          1998
                                          -------        -------       -------
Risk-free interest rates                    6.06%          5.92%         5.06%
Expected dividend yield rates                0.0%           0.0%          0.0%
Expected lives                            4 years        4 years       4 years
Expected volatility                       103.69%         77.33%        87.48%

The total fair value of options granted was computed to be approximately $15,719,000, $8,192,000 and $6,056,000 for the years ended December 31, 2000,
1999 and 1998, respectively. These amounts are amortized ratably over the vesting period of the options. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures and tax, was approximately $4,554,000, $2,999,000 and $2,033,000 for 2000, 1999
and 1998, respectively.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to the following pro forma amounts:

                                               2000           1999           1998
                                           ------------   ------------   ------------
                                                      (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)
Net Income (Loss):
    As reported ........................   $     68,034   $     19,066   $    (11,025)
    Pro forma ..........................         63,480         16,067        (13,058)
Diluted Earnings (Loss) Per Share:
    As reported ........................   $       2.10   $       0.62   $      (0.38)
    Pro forma ..........................           1.96           0.52          (0.45)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The following table summarizes information about the stock options outstanding at December 31, 2000:

                                                                Options Outstanding           Options Exercisable
                                                             ---------------------------   --------------------------
                                                              Weighted-
                                                               Average         Weighted-                   Weighted-
                                                              Remaining         Average                     Average
                        Range of             Number          Contractual        Exercise      Number       Exercise
                     Exercise Prices       Outstanding           Life            Price     Exercisable       Price
                   ------------------      -----------       -----------       ---------   -----------    -----------
                   $ 0.67  to $  2.57          17,000         2.8 years         $  1.19        17,000       $  1.19
                   $ 3.11  to $  6.75         200,000         6.9 years         $  5.68       106,000       $  4.91
                   $ 7.13  to $  9.00         308,000         6.6 years         $  8.19       154,000       $  8.37
                   $11.05  to $ 16.52         391,000         6.8 years         $ 13.18       279,000       $ 12.94
                   $17.32  to $ 26.63          90,000         8.7 years         $ 20.47        42,000       $ 19.86
                   $28.16  to $ 40.00         326,000         8.4 years         $ 29.94        98,000       $ 29.25
                   $43.69  to $ 64.94         462,000         9.1 years         $ 47.08        25,000       $ 47.17
                                           ----------       -----------         -------      --------       -------
                                            1,794,000         7.7 years         $ 23.51       721,000       $ 14.29
                                           ==========       ===========         =======      ========       =======

(20) SUBSEQUENT EVENTS

ENGINEERING MEASUREMENTS CO.-- On July 6, 2000, the Company entered into a definitive agreement to acquire Engineering Measurements Company ("EMCO"), a Longmont, Colorado-based company which manufactures electronic and electromechanical precision instruments for measuring and controlling the flow of liquids, steam and gases, for 900,000 shares of the Company's common stock. The Company and EMCO renegotiated the agreement as of October 20, 2000 to change the consideration from stock to cash. Completion of the merger was subject to approval by EMCO's shareholders and certain other conditions. On January 2, 2001, the merger was completed, and the Company paid the EMCO shareholders cash in an aggregate amount of approximately $30 million, which included the exercise prices paid in cash by EMCO option holders on exercise of any EMCO stock options after October 20, 2000 and before the completion of the merger. Options not exercised before the completion of the merger were converted into options to acquire the Company's common stock. The acquisition will be accounted for using the purchase method of accounting.

(21) QUARTERLY FINANCIAL DATA

The following table presents unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2000. The quarters ended March 31, 1999 through June 30, 2000 have been restated to include the combined selected financial data of Noah and Sekidenko as though each had always been part of the Company. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                                                                                 QUARTERS ENDED
                                              -------------------------------------------------------------------------------------
                                              MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                                1999       1999       1999       1999       2000       2000       2000       2000
                                              --------   --------   --------   --------   --------   --------   --------   --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales ......................................  $ 36,419   $ 45,363   $ 55,626   $ 65,441   $ 75,028   $ 85,701   $ 96,317   $102,736
Gross profit ...............................    15,232     20,270     24,951     31,749     36,667     42,363     46,825     50,598
Income from operations .....................     2,262      5,354      8,714     12,996     17,048     20,343     20,884     26,925
Net income before extraordinary item .......     1,231      3,290      6,090      8,455     11,238     13,118     16,289     19,779
Extraordinary item (net of income taxes) ...        --         --         --         --         --         --         --      7,610
Net income .................................  $  1,231   $  3,290   $  6,090   $  8,455   $ 11,238   $ 13,118   $ 16,289   $ 27,389
                                              ========   ========   ========   ========   ========   ========   ========   ========
Diluted earnings per share before
  extraordinary item .......................  $   0.04   $   0.11   $   0.20   $   0.27   $   0.35   $   0.40   $   0.50   $   0.61
                                              ========   ========   ========   ========   ========   ========   ========   ========
Diluted earnings per share from
  extraordinary item .......................  $     --   $     --   $     --   $     --   $     --   $     --   $     --   $   0.22
                                              ========   ========   ========   ========   ========   ========   ========   ========
Diluted earnings per share .................  $   0.04   $   0.11   $   0.20   $   0.27   $   0.35   $   0.40   $   0.50   $   0.83
                                              ========   ========   ========   ========   ========   ========   ========   ========

The following table presents unaudited quarterly financial data for the quarters ended March 31, 1999 through June 30, 2000, retroactively combining the selected financial data of Noah and Sekidenko for the periods prior to the periods in which each was merged with the Company.

                                                                                QUARTERS ENDED
                                              --------------------------------------------------------------------------------
                                              MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,  MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,
                                                 1999     1999      1999       1999      2000      2000      2000      2000
                                              --------  --------  --------   --------  -------   --------  ---------  --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales ......................................   $ 3,691   $ 3,848   $ 4,484   $ 6,868    $ 7,857   $ 5,115   $   --    $  --
Gross profit ...............................     2,134     1,977     2,407     3,827      4,493     3,024       --       --
Income from operations .....................     1,191       886     1,007       901      2,179     1,809       --       --
Net income before extraordinary item .......       697       520       555       456      1,242     1,088       --       --
Extraordinary item (net of income taxes) ...        --        --        --        --         --        --       --       --
Net income .................................   $   697   $   520   $   555   $   456    $ 1,242   $ 1,088   $   --    $  --
                                               =======   =======   =======   =======    =======   =======   ======    =====

Diluted earnings per share before
  extraordinary item .......................   $  0.02   $  0.01   $    --   $ (0.01)   $  0.01   $    --   $   --    $  --
                                               =======   =======   =======   =======    =======   =======   ======    =====
Diluted earnings per share from
  extraordinary item .......................   $    --   $    --   $    --   $    --    $    --   $    --   $   --    $  --
                                               =======   =======   =======   =======    =======   =======   ======    =====
Diluted earnings per share .................   $  0.02   $  0.01   $    --   $ (0.01)   $  0.01   $    --   $   --    $  --
                                               =======   =======   =======   =======    =======   =======   ======    =====

The following table presents unaudited quarterly financial data for the Company for each of the eight quarters in the period ended December 31, 2000, as each period had been originally presented in quarterly financial statements as reported on Forms 10-Q for the quarterly periods ended March 31, 1999, June 30, 1999, September 30, 1999, March 31, 2000 and June 30, 2000, and on Form 10-K for the quarterly period ended December 31, 1999. The quarterly period ended September 30, 2000 reflects the same financial data as previously reported on the Company's Form 10-Q for that period, and the quarterly period ended December 31, 2000 reflects the same financial data as reported in the Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this document.

                                                                                    QUARTERS ENDED
                                              -------------------------------------------------------------------------------------
                                              MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                                1999       1999       1999       1999       2000       2000       2000       2000
                                              --------   --------   ---------  --------   --------   --------   ---------  --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales .....................................   $ 32,728   $ 41,515   $ 51,142   $ 58,573   $ 67,171   $ 80,586   $ 96,317   $102,736
Gross profit ..............................     13,098     18,293     22,544     27,922     32,174     39,339     46,825     50,598
Income from operations ....................      1,071      4,468      7,707     12,095     14,869     18,534     20,884     26,925
Net income before extraordinary item ......        534      2,770      5,535      7,999      9,996     12,030     16,289     19,779
Extraordinary item (net of income taxes) ..         --         --         --         --         --         --         --      7,610
Net income ................................   $    534   $  2,770   $  5,535   $  7,999   $  9,996   $ 12,030   $ 16,289   $ 27,389
                                              ========   ========   ========   ========   ========   ========   ========   ========
Diluted earnings per share before
  extraordinary item ......................   $   0.02   $   0.10   $   0.20   $   0.28   $   0.34   $   0.40   $   0.50   $   0.61
                                              ========   ========   ========   ========   ========   ========   ========   ========
Diluted earnings per share from
  extraordinary item ......................   $     --   $     --   $     --   $     --   $     --   $     --   $     --   $   0.22
                                              ========   ========   ========   ========   ========   ========   ========   ========
Diluted earnings per share ................   $   0.02   $   0.10   $   0.20   $   0.28   $   0.34   $   0.40   $   0.50   $   0.83
                                              ========   ========   ========   ========   ========   ========   ========   ========



                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT
                                                BEGINNING OF   ADDITIONS CHARGED                   BALANCE AT
                                                   PERIOD        TO EXPENSE        DEDUCTIONS     END OF PERIOD
                                               --------------  ----------------- --------------   --------------
                                                                        (IN THOUSANDS)
Year ended December 31, 1998:
  Inventory obsolescence reserve ...........   $        3,281   $        6,712   $        7,367   $        2,626
  Allowance for doubtful accounts ..........              587              229              194              622
                                               --------------   --------------   --------------   --------------
                                               $        3,868   $        6,941   $        7,561   $        3,248
                                               ==============   ==============   ==============   ==============
Year ended December 31, 1999:
  Inventory obsolescence reserve ...........   $        2,626   $        5,254   $        5,576   $        2,304
  Allowance for doubtful accounts ..........              622              101               84              639
                                               --------------   --------------   --------------   --------------
                                               $        3,248   $        5,355   $        5,660   $        2,943
                                               ==============   ==============   ==============   ==============
Year ended December 31, 2000:
  Inventory obsolescence reserve ...........   $        2,304   $        1,437   $        1,488   $        2,253
  Allowance for doubtful accounts ..........              639              145               --              784
                                               --------------   --------------   --------------   --------------
                                               $        2,943   $        1,582   $        1,488   $        3,037
                                               ==============   ==============   ==============   ==============

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

PART III

     In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to the Advanced Energy's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), as set forth below. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of 2000.


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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                      page
                                                                                                      ----
(a)(i)     Financial Statements:
             Report of Independent Public Accountants                                                  51
             Consolidated Financial Statements:
                Balance Sheets at December 31, 2000 and 1999                                           52
                Statement of Operations for each of the three years
                   in the period ended December 31, 2000                                               54
                Statement of Stockholders' Equity for each of the
                   three years in the period ended December 31, 2000                                   55
                Statement of Cash Flows for each of the three years
                   in the period ended December 31, 2000                                               56
             Notes to Consolidated Financial Statements                                                57
     (ii)  Financial Statement Schedules for each of the three years in the period ended December 31, 2000
           Schedule II--Valuation and Qualifying Accounts                                              73
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

         10.11 Employment Agreement, dated June 1, 1998, between RF Power Products, Inc., and Joseph Stach(9)

         10.12      1995 Stock Option Plan, as amended and restated*

         10.13 1995 Non-Employee Directors' Stock Option Plan, as amended and restated(9)*

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

         10.17 Lease, dated April 15, 1998, between Cross Park Investors, Ltd., and the Company for property in Austin, Texas(1)

         10.18 Lease, dated April 15, 1998, between Cameron Technology Investors, Ltd., and the Company for property in Austin, Texas(1)

         10.19 Lease dated March 20, 2000, between Sharp Point Properties, L.L.C. and the Company for a building in Fort Collins, Colorado

         10.20 Agreement and Plan of Reorganization, dated April 5, 2000, between the Registrant, Noah Holdings, Inc. and AE Cal Merger Sub, Inc.(11)

         10.21 Escrow and Indemnity Agreement, dated April 5, 2000, between the Registrant, the former stockholders of Noah Holdings, Inc. and Commercial Escrow Services, Inc.(11)

         10.22 Agreement and Plan of Reorganization, dated July 21, 2000, by and among the Company, Mercury Merger Corporation, a wholly owned subsidiary of the Company, Sekidenko, Inc. and Dr. Ray R. Dils.(12)

         10.23 Agreement and Plan of Reorganization, dated July 6, 2000, amended and restated as of October 20, 2000, by and among the Company, Flow Acquisition Corporation, a wholly owned subsidiary of the Company, and Engineering Measurements Company(13)

         21.1       Subsidiaries of the Company

         23.1       Consent of Arthur Andersen LLP, Independent Accountants

         24.1 Power of Attorney (included on the signature pages to this Annual Report on Form 10-K)

  (b) The Company filed a report on Form 8-K on December 1, 2000. The report contains a summary description of the Company's repurchase in the open market of a portion of its convertible subordinated notes and that such purchased notes have been cancelled.

----------

         (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-26966), filed August 7, 1998.

         (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-26966), filed July 28, 1999.

         (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

         (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-26966).

         (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-26966), filed March 28, 1996, as amended.

         (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

         (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-26966), filed March 24, 1998.

         (8) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 0-20229), filed February 25, 1997.

         (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-26966), filed March 24, 1999.

         (10) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.

         (11) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-37378), filed May 19, 2000.

         (12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26966), filed August 4, 2000.

         (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26966), filed October 30, 2000.

         *          Compensation Plan

         + Confidential treatment has been granted for portions of this agreement.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ADVANCED ENERGY INDUSTRIES, INC.
                             -------------------------------------------------
                             (Registrant)


                              /s/ Douglas S. Schatz
                             -------------------------------------------------
                             Douglas S. Schatz
                             Chief Executive Officer, President and Chairman of the Board

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

     Signatures                   Title                                    Date

/s/ Douglas S. Schatz        Chief Executive Officer, President and   March 27, 2001
--------------------------   Chairman of the Board
Douglas S. Schatz            (Principal Executive Officer)


/s/ Richard P. Beck          Senior Vice President, Chief Financial   March 27, 2001
--------------------------   Officer, Assistant Secretary and
Richard P. Beck              Director (Principal Financial Officer
                             and Principal Accounting Officer)

/s/ G. Brent Backman         Director                                 March 27, 2001
--------------------------
G. Brent Backman

/s/ Trung Doan               Director                                 March 27, 2001
--------------------------
Trung Doan

/s/ Arthur A. Noeth          Director                                 March 27, 2001
--------------------------
Arthur A. Noeth

/s/ Elwood Spedden           Director                                 March 27, 2001
--------------------------
Elwood Spedden

/s/ Gerald Starek            Director                                 March 27, 2001
--------------------------
Gerald Starek

/s/ Arthur W. Zafiropoulo    Director                                 March 27, 2001
--------------------------
Arthur W. Zafiropoulo

                                INDEX TO EXHIBITS

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

         10.10      Form of Indemnification Agreement(3)

         10.11      Employment Agreement, dated June 1, 1998, between RF Power
                    Products, Inc., and Joseph Stach(9)

         10.12      1995 Stock Option Plan, as amended and restated*

         10.13 1995 Non-Employee Directors' Stock Option Plan, as amended and restated(9)*

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

         10.16      Direct Loan Agreement dated December 20, 1996 between RF
                    Power Products, Inc. and the New Jersey Economic Development
                    Authority(8)

         10.17      Lease, dated April 15, 1998, between Cross Park Investors,
                    Ltd., and the Company for property in Austin, Texas(1)

         10.18      Lease, dated April 15, 1998, between Cameron Technology
                    Investors, Ltd., and the Company for property in Austin, Texas(1)

         10.19      Lease dated March 20, 2000, between Sharp Point Properties,
                    L.L.C. and the Company for a building in Fort Collins, Colorado

         10.20 Agreement and Plan of Reorganization, dated April 5, 2000, between the Registrant, Noah Holdings, Inc. and AE Cal
                    Merger Sub, Inc.(11)

         10.21 Escrow and Indemnity Agreement, dated April 5, 2000, between the Registrant, the former stockholders of Noah Holdings, Inc. and Commercial Escrow Services, Inc.(11)

         10.22 Agreement and Plan of Reorganization, dated July 21, 2000, by and among the Company, Mercury Merger Corporation, a wholly owned subsidiary of the Company, Sekidenko, Inc. and Dr. Ray R. Dils.(12)

         10.23 Agreement and Plan of Reorganization, dated July 6, 2000, amended and restated as of October 20, 2000, by and among the Company, Flow Acquisition Corporation, a wholly owned subsidiary of the Company, and Engineering Measurements
                    Company(13)

         21.1       Subsidiaries of the Company

         23.1       Consent of Arthur Andersen LLP, Independent Accountants

         24.1 Power of Attorney (included on the signature pages to this Annual Report on Form 10-K)

----------

         (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-26966), filed August 7, 1998.

         (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-26966), filed July 28, 1999.

         (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

         (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-26966).

         (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-26966), filed March 28, 1996, as amended.

         (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-34039), filed August 21, 1997, as amended.

         (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-26966), filed March 24, 1998.

         (8) Incorporated by reference to RF Power Products' Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 0-20229), filed February 25, 1997.

         (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-26966), filed March 24, 1999.

         (10) Incorporated by reference to RF Power Products' Registration Statement on Form 10 (File No. 0-020229), filed May 19, 1992 as amended.

         (11) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-37378), filed May 19, 2000.

         (12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26966), filed August 4, 2000.

         (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26966), filed October 30, 2000.

         *          Compensation Plan

         + Confidential treatment has been granted for portions of this agreement.