Form 10-Q
period 2001-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2001-05-09
CIK 927003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________  to __________.

                        Commission file number: 000-26966

                        ADVANCED ENERGY INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                             84-0846841
---------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
or organization)

1625 SHARP POINT DRIVE, FORT COLLINS, CO             80525
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

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

As of May 7, 2001, there were 31,724,632 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                        ADVANCED ENERGY INDUSTRIES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

    ITEM 1.       UNAUDITED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets-
                  March 31, 2001 and December 31, 2000                                   3

                  Consolidated Statement of Operations -
                  Three months ended March 31, 2001 and 2000                             4

                  Consolidated Statement of Cash Flows -
                  Three months ended March 31, 2001 and 2000                             5

                  Notes to consolidated financial statements                             6

    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                11

    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK                                                       16

PART II    OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS                                                     18

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                             18

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                       18

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   18

    ITEM 5.       OTHER INFORMATION                                                     18

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                      19

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        MARCH 31,    DECEMBER 31,
                                                                           2001         2000
                                                                       (UNAUDITED)   (UNAUDITED)
                                                                       -----------   -----------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .......................................      $ 26,773      $ 31,716
  Marketable securities - trading .................................       130,050       157,811
  Accounts receivable, net ........................................        62,206        76,545
  Notes receivable ................................................         2,472         2,472
  Income tax receivable ...........................................            88            74
  Inventories .....................................................        53,018        45,266
  Other current assets ............................................         3,465         2,508
  Deferred income tax assets, net .................................         8,050         7,483
                                                                         --------      --------
      Total current assets ........................................       286,122       323,875
                                                                         --------      --------

PROPERTY AND EQUIPMENT, net .......................................        32,813        24,101

OTHER ASSETS:
  Deposits and other ..............................................           874           995
  Goodwill and intangibles, net ...................................        31,770         9,890
  Investments - available for sale ................................         2,209         1,824
  Demonstration and customer service equipment, net ...............         3,494         2,889
  Deferred debt issuance costs, net ...............................         2,138         2,261
                                                                         --------      --------
      Total assets ................................................      $359,420      $365,835
                                                                         ========      ========



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ........................................      $ 16,078      $ 18,250
  Accrued payroll and employee benefits ...........................         9,134        11,723
  Other accrued expenses ..........................................         4,412         4,383
  Customer deposits ...............................................           124           104
  Accrued income taxes payable ....................................         1,248         7,923
  Current portion of capital lease obligations and long-term debt .         1,104         1,337
  Accrued interest payable on convertible subordinated notes ......         1,600           529
                                                                         --------      --------
      Total current liabilities ...................................        33,700        44,249
                                                                         --------      --------

LONG-TERM LIABILITIES:
  Notes payable, net of current portion ...........................           892         1,043
  Deferred income tax liabilities, net ............................           912            --
  Convertible subordinated notes payable ..........................        81,600        81,600
                                                                         --------      --------
                                                                           83,404        82,643
                                                                         --------      --------
      Total liabilities ...........................................       117,104       126,892
                                                                         --------      --------

MINORITY INTEREST .................................................            80           145
                                                                         --------      --------

STOCKHOLDERS' EQUITY ..............................................       242,236       238,798
                                                                         --------      --------
      Total liabilities and stockholders' equity ..................      $359,420      $365,835
                                                                         ========      ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                               2001           2000
                                                            (UNAUDITED)   (UNAUDITED)
                                                            -----------   -----------
SALES .................................................      $ 74,714       $ 75,028
COST OF SALES .........................................        43,491         38,361
                                                             --------       --------
   Gross profit .......................................        31,223         36,667
                                                             --------       --------
OPERATING EXPENSES:
  Research and development ............................        12,389          8,113
  Sales and marketing .................................         6,629          5,867
  General and administrative ..........................         6,174          5,639
  Litigation recovery .................................        (1,500)            --
                                                             --------       --------
   Total operating expenses ...........................        23,692         19,619
                                                             --------       --------
INCOME FROM OPERATIONS ................................         7,531         17,048
OTHER INCOME (EXPENSE) ................................           187            120
                                                             --------       --------
   Net income before income taxes and minority interest         7,718         17,168
PROVISION FOR INCOME TAXES ............................         2,689          5,947
MINORITY INTEREST IN NET LOSS .........................           (65)           (17)
                                                             --------       --------
NET INCOME ............................................      $  5,094       $ 11,238
                                                             ========       ========

BASIC EARNINGS PER SHARE ..............................      $   0.16       $   0.36
                                                             ========       ========
DILUTED EARNINGS PER SHARE ............................      $   0.16       $   0.35
                                                             ========       ========

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ......        31,547         31,161
                                                             ========       ========
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ....        32,187         32,512
                                                             ========       ========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                                2001           2000
                                                                             (UNAUDITED)    (UNAUDITED)
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................................      $  5,094       $ 11,238
  Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization ......................................         3,982          2,330
     Amortization of deferred debt issuance costs .......................           123            160
     Minority interest ..................................................           (65)           (17)
     Provision for deferred income taxes ................................            73           (103)
     Amortization of deferred compensation ..............................           131             64
     Earnings from marketable securities, net ...........................        (1,565)        (2,278)
     Changes in operating assets and liabilities --
       Accounts receivable-trade, net ...................................        15,449         (6,622)
       Related parties and other receivables ............................            57           (188)
       Inventories ......................................................        (6,074)        (3,058)
       Other current assets .............................................          (868)          (362)
       Deposits and other ...............................................           120            (44)
       Demonstration and customer service equipment .....................          (846)          (247)
       Accounts payable, trade ..........................................        (2,527)        (2,526)
       Accrued payroll and employee benefits ............................        (2,994)         1,944
       Customer deposits and other accrued expenses .....................           696          1,502
       Income taxes payable/receivable, net .............................        (6,770)         5,389
                                                                               --------       --------
          Net cash provided by operating activities .....................         4,016          7,182
                                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities transactions ....................................        30,000        (10,000)
  Proceeds from sale of equipment .......................................            --            150
  Purchase of property and equipment, net ...............................        (6,471)        (2,016)
  Purchase of investments ...............................................          (592)            --
  Acquisition of Engineering Measurements Company, net of cash acquired .       (29,932)            --
                                                                               --------       --------
          Net cash used in investing activities .........................        (6,995)       (11,866)
                                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change from notes payable and capital lease obligations ...........          (384)           627
  Proceeds from common stock transactions ...............................           199          2,996
                                                                               --------       --------
          Net cash (used in) provided by financing activities ...........          (185)         3,623
                                                                               --------       --------

EFFECT OF CURRENCY TRANSLATION ON CASH ..................................        (1,779)          (145)
                                                                               --------       --------

DECREASE IN CASH AND CASH EQUIVALENTS ...................................        (4,943)        (1,206)
CASH AND CASH EQUIVALENTS, beginning of period ..........................        31,716         21,043
                                                                               --------       --------
CASH AND CASH EQUIVALENTS, end of period ................................      $ 26,773       $ 19,837
                                                                               ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ................................................      $     95       $     94
                                                                               ========       ========
  Cash paid for income taxes ............................................      $  9,236       $  2,727
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

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at March 31, 2001, and the results of the Company's operations and cash flows for the three-month periods ended March 31, 2001 and 2000.

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001.


(2) ACQUISITIONS

    EMCO - On January 2, 2001, Engineering Measurements Company ("EMCO"), a publicly-held, Longmont, Colorado-based manufacturer of electronic and electromechanical precision instruments for measuring and controlling the flow of liquids, steam and gases, was merged with a wholly owned subsidiary of the Company. The Company paid the EMCO shareholders cash in an aggregate amount of approximately $30 million. The acquisition was accounted for using the purchase method of accounting, and the operating results of EMCO are reflected in the accompanying financial statements prospectively from the date of acquisition. The purchase price was allocated to the net assets of EMCO as summarized below:

                                                       (In thousands)
                                                         (UNAUDITED)
          Cash and cash equivalents                       $   459
          Marketable securities                               674
          Accounts receivable                               1,167
          Inventories                                       1,678
          Deferred income tax assets, current                 584
          Other current assets                                 88
          Fixed assets                                      4,596
          Goodwill and intangibles                         23,152
          Accounts payable                                   (355)
          Accrued payroll                                    (405)
          Other accrued expenses                             (391)
          Deferred income tax liability                      (856)
                                                          -------
                                                          $30,391
                                                          =======

    SEKIDENKO, INC. - On August 18, 2000, Sekidenko, Inc. ("Sekidenko"), a privately-held, Vancouver, Washington state-based supplier of optical fiber thermometers to the semiconductor capital equipment industry, was merged with a wholly owned subsidiary of the Company. The Company issued 2.1 million shares of its common stock to the former shareholders of Sekidenko.

    NOAH HOLDINGS, INC. - On April 6, 2000, Noah Holdings, Inc. ("Noah"), a privately-held, California-based manufacturer of solid state temperature control systems used to control process temperatures during semiconductor manufacturing, was merged with a wholly owned subsidiary of the

Company. The Company issued approximately 687,000 shares of its common stock in connection with the acquisition. In addition, outstanding Noah stock options were converted into options to purchase approximately 40,000 shares of the Company's common stock.

    The Sekidenko and Noah mergers constituted tax-free reorganizations and have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined balance sheet, statements of operations and cash flows of Noah and Sekidenko as though each had always been part of the Company. There were no transactions between the Company, Noah and Sekidenko prior to the combinations, and immaterial adjustments were recorded at Noah and Sekidenko to conform their accounting policies. Certain reclassifications were made to conform the Noah and Sekidenko financial statements to the Company's presentations. The results of operations for the separate companies and combined amounts presented in the consolidated financial statements follow:

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                            2001         2000
                                         (UNAUDITED)  (UNAUDITED)
                                         -----------  -----------
                                             (IN THOUSANDS)
    Sales:
      Pre-Noah and Sekidenko mergers
        Advanced Energy .............      $    --      $67,171
        Noah ........................           --        3,080
        Sekidenko ...................           --        4,777
      Post-Noah and Sekidenko mergers       74,714           --
                                           -------      -------
         Consolidated ...............      $74,714      $75,028
                                           =======      =======

    Net income:
      Pre-Noah and Sekidenko mergers
        Advanced Energy .............      $    --      $ 9,996
        Noah ........................           --           43
        Sekidenko ...................           --        1,199
      Post-Noah and Sekidenko mergers        5,094           --
                                           -------      -------
         Consolidated ...............      $ 5,094      $11,238
                                           =======      =======


    LITMAS -- During 1998 the Company acquired a 29% ownership interest in LITMAS, a privately-held, North Carolina-based start-up company that designs and manufactures plasma gas abatement systems and high-density plasma sources. The purchase price consisted of $1 million in cash. On October 1, 1999, the Company acquired an additional 27.5% interest in LITMAS for an additional $560,000. The purchase price consisted of $385,000 in the Company's common stock and $175,000 in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $523,000 allocated to intangible assets as goodwill. The results of operations of LITMAS have been consolidated in the accompanying consolidated financial statements from the date the controlling interest of 56.5% was acquired. On October 1, 2000, the Company acquired an additional 3.0% interest in LITMAS for an additional $250,000, bringing the Company's ownership interest in LITMAS to 59.5%.


(3) MARKETABLE SECURITIES - TRADING

    MARKETABLE SECURITIES - TRADING consisted of the following:

                                     MARCH 31,    DECEMBER 31,
                                       2001          2000
                                    (UNAUDITED)   (UNAUDITED)
                                    -----------   -----------
                                         (IN THOUSANDS)
    Commercial paper ..........      $ 76,849      $ 85,827
    Municipal bonds and notes .        35,571        54,022
    Mutual funds ..............        17,630        17,962
                                     --------      --------
    Total marketable securities      $130,050      $157,811
                                     ========      ========

    These marketable securities are stated at period end market value, and have original costs of

$129,523,000 and $157,112,000 as of March 31, 2001 and December 31, 2000,
respectively. Included in these balances is unrealized interest income of $442,000 and $699,000 as of March 31, 2001 and December 31, 2000, respectively.


 (4) ACCOUNTS RECEIVABLE - TRADE

     ACCOUNTS RECEIVABLE - TRADE consisted of the following:

                                        MARCH 31,     DECEMBER 31,
                                          2001           2000
                                       (UNAUDITED)    (UNAUDITED)
                                       -----------    -----------
                                             (IN THOUSANDS)
    Domestic ......................      $ 26,071       $ 41,545
    Foreign .......................        30,876         31,971
    Allowance for doubtful accounts          (969)          (784)
                                         --------       --------
    Trade accounts receivable .....        55,978         72,732
    Related parties ...............            63             38
    Other .........................         6,165          3,775
                                         --------       --------
    Total accounts receivable .....      $ 62,206       $ 76,545
                                         ========       ========


(5) INVENTORIES

    INVENTORIES consisted of the following:

                                MARCH 31,   DECEMBER 31,
                                  2001         2000
                               (UNAUDITED)  (UNAUDITED)
                               -----------  -----------
                                    (IN THOUSANDS)
    Parts and raw materials      $37,534      $34,462
    Work in process .......        3,266        3,777
    Finished goods ........       12,218        7,027
                                 -------      -------
    Total inventories .....      $53,018      $45,266
                                 =======      =======


(6) INVESTMENTS - AVAILABLE FOR SALE AND OTHER

    In the third quarter of 2000 the Company exercised warrants of a supplier in a cashless transaction and received 458,000 shares of the supplier's common stock, which is publicly traded. Concurrent with the exercise, the Company sold 320,000 shares of the supplier's common stock and recognized a gain of approximately $4.8 million. The remaining 138,000 shares have been classified as available-for-sale securities and are reflected as an investment of approximately $1.5 million in the accompanying balance sheet. Also included in investments is $700,000 of private company placements accounted for under the cost method.


(7) STOCKHOLDERS' EQUITY

    STOCKHOLDERS' EQUITY consisted of the following:

                                                                          MARCH 31,      DECEMBER 31,
                                                                            2001            2000
                                                                         (UNAUDITED)     (UNAUDITED)
                                                                         -----------     -----------
                                                                      (IN THOUSANDS, EXCEPT PAR VALUE)
    Common stock, $0.001 par value, 40,000 shares authorized;
        31,557 and 31,537 shares issued and outstanding at March 31,
        2001 and December 31, 2000, respectively ...................      $      32       $      32
    Additional paid-in capital .....................................        125,129         124,930
    Retained earnings ..............................................        122,065         116,971
    Deferred compensation ..........................................         (1,489)         (1,620)
    Accumulated other comprehensive loss ...........................         (3,501)         (1,515)
                                                                          ---------       ---------
    Total stockholders' equity .....................................      $ 242,236       $ 238,798
                                                                          =========       =========

(8) ACCOUNTING STANDARDS

    COMPREHENSIVE INCOME -- Comprehensive income for the Company consists of net income, foreign currency translation adjustments and an unrealized holding gain as presented below

                                                                     THREE MONTHS    THREE MONTHS
                                                                         ENDED          ENDED
                                                                    MARCH 31, 2001  MARCH 31, 2000
                                                                      (UNAUDITED)    (UNAUDITED)
                                                                    --------------  ---------------
                                                                           (IN THOUSANDS)
       Net income, as reported ..................................      $  5,094       $ 11,238
       Adjustment to arrive at comprehensive net income:
         Unrealized holding loss on available-for-sale marketable
           securities ...........................................          (207)            --
         Cumulative translation adjustment ......................        (1,779)          (145)
                                                                       --------       --------
       Comprehensive net income .................................      $  3,108       $ 11,093
                                                                       ========       ========

    SEGMENT REPORTING -- SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Management operates and manages the Company's business as one operating segment, because all of its products and systems have similar economic characteristics and production processes. Since the Company operates in one segment, all financial segment information required by SFAS No. 131 is found in the consolidated financial statements.

    DERIVATIVE HEDGING ACTIVITIES -- In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company, as required, adopted SFAS No. 133, as amended by SFAS No. 137, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activity by requiring all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The Company will not seek specific hedge accounting treatment for its foreign currency forward contracts. The adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations.

    REVENUE RECOGNITION -- In December 1999 the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 were required to be adopted by recording the cumulative effect of the change in the fiscal quarter ending December 31, 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial condition or results of operations.


(9) CONVERTIBLE SUBORDINATED NOTES PAYABLE

    In November 1999 the Company issued $135 million of convertible subordinated notes payable at 5.25%. These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year beginning May 15, 2000. Net proceeds to the Company were approximately $130.5 million, after deducting $4.5 million of offering costs, which have been capitalized and are being amortized over a period of seven years. Holders of the notes may convert the notes at any time into shares of the Company's common stock, at $49.53 per share. The Company may convert the notes on or after November 19, 2002 at a conversion price of 103.00% times the principal amount, and may convert at successively lesser amounts thereafter until November 15, 2006, at which time the Company may convert at a redemption price equal to the principal amount. At March 31, 2001, $1.6 million of interest expense related to these notes was accrued as a current liability.

    In October and November 2000, the Company repurchased an aggregate of approximately $53.4 million principal amount of its convertible subordinated notes in the open market, for a cost of approximately $40.8 million. These purchases resulted in an after-tax extraordinary gain of $7.6 million. The purchased notes have been cancelled. Approximately $81.6 million principal amount of the notes remains outstanding. The Company may continue to purchase additional notes in the open market from time to time, if market conditions and its financial position are deemed favorable for such purposes.


(10) LITIGATION RECOVERY

    In March 2001, the Company received a $1.5 million settlement for recovery of legal expenses pertaining to a patent-infringement suit in which the Company was the plaintiff.

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

For a discussion of these and other factors that may impact our realization of our forward looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2000, Part I "Cautionary Statements - Risk Factors."


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

   SALES

    We sell power conversion and control systems and related equipment primarily to the semiconductor capital equipment, data storage and advanced product applications markets in the United States, to the flat panel display and advanced product applications markets in the Asia Pacific region, and to data storage and advanced product applications markets in Europe. We also sell spare parts and repair services worldwide through our customer service and technical support organization.

    Sales were $74.7 million in the first quarter of 2001, down less than one percent from sales of $75.0 million in the first quarter of 2000, and down 27% from sales of $102.7 million in the fourth quarter of 2000. The first quarter of 2001 included sales by EMCO, a wholly owned subsidiary we acquired on January 2, 2001, which was accounted for by the purchase method of accounting. The fourth quarter of 2000 was the eighth consecutive quarter of sales growth, which was primarily attributable to capacity expansion and increased investment in advanced technology by the semiconductor industry, which resulted in increased demand for our systems from manufacturers of semiconductor capital equipment. During the first quarter of 2001, a worldwide slowdown in demand for semiconductors resulted in a sudden and rapid decline in demand for semiconductor manufacturing equipment, as inventory buildups and slower global economic growth resulted in slower capital investment by semiconductor manufacturers and their suppliers. Our experience has shown that our sales to semiconductor capital equipment customers is dependent on the volatility of that industry, which results from sudden changes in semiconductor supply and demand, and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry in the first quarter of 2001 increased one percent over sales to that industry from the first quarter of 2000, but declined 31% from sales to that industry from the fourth quarter of 2000. We expect sales to the semiconductor capital equipment industry in 2001 to be lower than in 2000.

    Our sales to the data storage industry decreased 62% from the first quarter of 2000 to the first quarter of 2001, primarily due to slowdown in growth of demand for CVD and DVD replication equipment, overcapacity of such manufacturing equipment, and slower than expected personal computer sales. Sales to the flat panel display industry increased 12% from the first quarter of 2000 to the first quarter of 2001. Sales to advanced product applications industries increased 24% from the first quarter of 2000 to the first quarter of 2001.

    The following tables summarize net sales and percentages of net sales by customer type for us for the three-month periods ended March 31, 2001 and 2000:

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                             2001         2000
                                            -------      -------
                                              (IN THOUSANDS)
    Semiconductor capital equipment ..      $51,047      $50,557
    Data storage .....................        2,199        5,806
    Flat panel display ...............        6,710        5,967
    Advanced product applications ....       10,974        8,841
    Customer service technical support        3,784        3,857
                                            -------      -------
                                            $74,714      $75,028
                                            =======      =======

                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                            2001        2000
                                            ----        ----
    Semiconductor capital equipment ..       68%         67%
    Data storage .....................        3           8
    Flat panel display ...............        9           8
    Advanced product applications ....       15          12
    Customer service technical support        5           5
                                            ---         ---
                                            100%        100%
                                            ===         ===

    The following tables summarize net sales and percentages of net sales by geographic region for us for the three-month periods ended March 31, 2001 and 2000:

                               THREE MONTHS ENDED MARCH 31,
                               ----------------------------
                                   2001         2000
                                  -------      -------
                                    (IN THOUSANDS)
    United States and Canada      $52,798      $53,713
    Europe .................        8,613       11,217
    Asia Pacific ...........       13,092        9,897
    Rest of world ..........          211          201
                                  -------      -------
                                  $74,714      $75,028
                                  =======      =======

                            THREE MONTHS ENDED MARCH 31,
                            ----------------------------
                                  2001      2000
                                  ---       ---
    United States and Canada       71%       72%
    Europe .................       12        15
    Asia Pacific ...........       17        13
    Rest of world ..........       --        --
                                  ---       ---
                                  100%      100%
                                  ===       ===

   GROSS MARGIN

    Our gross margin was 41.8% in the first quarter of 2001 compared to 48.9% in the first quarter of 2000. The decrease was due to lower absorption of manufacturing overhead and fixed costs. We added new facilities in Fort Collins, Colorado in the first quarter of 2001 to increase our manufacturing capacity, which will increase our lease and depreciation costs. This adversely impacted absorption of overhead because the increased capacity was not fully utilized due to decreased demand. Any further decreases in our level of sales in the future could have an additional negative impact on our gross margin.

   RESEARCH AND DEVELOPMENT EXPENSES

    We invest in research and development to identify new technologies, develop new products and improve existing product designs. Our research and development expenses were $8.1 million in the first quarter of 2000 and $12.4 million in the first quarter of 2001, representing an increase of 53%. The increase is primarily due to increases in payroll, materials and supplies, purchased services and higher infrastructure costs for new product development, and partly due to the inclusion of EMCO research and development expenses in the first quarter of 2001. As a percentage of sales, research and development expenses increased from 10.8% in the first quarter of 2000 to 16.6% in the first quarter of 2001 because of the higher spending.

    We believe continued investment in the research and development of new systems is critical to our ability to serve new and existing markets, and we continue to invest in new product development during industry downturns. Since our inception, the majority of our research and development costs generally have been internally funded and all have been expensed as incurred.

   SALES AND MARKETING EXPENSES

    Our sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses were $5.9 million in the first quarter of 2000 and $6.6 million in the first quarter of 2001, representing a 13% increase. The increase is primarily due to the inclusion of EMCO sales and marketing expenses in the first quarter of 2001, and due to higher payroll, promotion, distribution and travel costs. We incurred these expenses to continue to increase our sales management and product management capabilities. As a percentage of sales, sales and marketing expenses increased from 7.8% in the first quarter of 2000 to 8.9% in the first quarter of 2001.

   GENERAL AND ADMINISTRATIVE EXPENSES

    Our general and administrative expenses support our worldwide financial, administrative, information systems and human resources functions. General and administrative expenses were $5.6 million in the first quarter of 2000 and $6.2 million in the first quarter of 2001, representing a 9% increase. The increase is primarily due to the inclusion of goodwill amortization resulting from the acquisition of EMCO, partially offset by lower spending for payroll. As a percentage of sales, general and administrative expenses increased from 7.5% in the first quarter of 2000 to 8.3% in the first quarter of 2001.

    We continue to implement our management system software, including the replacement of existing systems in our domestic and foreign locations. We expect that charges related to personnel training and implementation of the software will continue through 2001.

   LITIGATION RECOVERY

    In March 2001, we received a $1.5 million settlement for recovery of legal expenses pertaining to a patent-infringement suit in which we were the plaintiff.

   OTHER INCOME (EXPENSE)

    Other income consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gain, loss, income and expense items. Other income was $120,000 in the first quarter of 2000, and included $2.5 million of interest income offset by $2.0 million of interest expense, $319,000 of foreign currency loss and $56,000 of other expenses. Other income was $187,000 in the first quarter of 2001, and included $1.8 million of interest income offset by $1.3 million of interest expense and $293,000 of other expenses.

   PROVISION FOR INCOME TAXES

    The income tax provision for the first quarter of 2000 was $5.9 million and represented an effective tax rate of 35%. The income tax provision for the first quarter of 2001 was $2.7 million, which also represented an effective tax rate of 35%. Changes in our relative earnings and the earnings of our foreign subsidiaries affect our consolidated effective tax rate. We adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities.


LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations, acquired equipment and met our working capital requirements through borrowings under our revolving lines of credit, long-term loans secured by property and equipment, cash flow from operations and proceeds from underwritten public offerings of our common stock and convertible subordinated debt.

    Operating activities provided cash of $7.2 million in the first three months of 2000, primarily as a result of net income, depreciation and amortization, and increased accruals for income taxes, partially offset by increases in accounts receivable and inventories and decreases in accounts payable. Operating activities provided cash of $4.0 million in the first three months of 2001, primarily as a result of net income, depreciation and amortization, and decreases in accounts receivable, partially offset by increases in inventories, decreases in accounts payable and decreased accruals for payroll, employee benefits and income taxes. We expect future receivable and inventory balances to fluctuate with net sales. We are required to maintain higher levels of buffer stock inventory to satisfy our customers' delivery requirements. Any increase in our inventory levels will require the use of cash to finance the inventory.

    Investing activities used cash of $11.9 million in the first three months of 2000, and included the purchase of marketable securities of $10.0 million and the purchase of property and equipment for $2.0 million, partially offset by proceeds from the sale of equipment of $150,000. Investing activities used cash of $7.0 million in the first three months of 2001, and included the acquisition of EMCO for $29.9 million, the purchase of property and equipment for $6.5 million and the purchase of investments for $592,000, partially offset by the sale of marketable securities of $30.0 million.

    Financing activities provided cash of $3.6 million in the first three months of 2000, and included of $3.0 million from the exercise of employee stock options and sale of common stock through our employee stock purchase plan ("ESPP"), and $627,000 of net changes in notes payable and capital lease obligations. Financing activities used cash of $185,000 in the first three months of 2001, and included $384,000 of net decreases in notes payable and capital lease obligations, offset by proceeds of $199,000 from the exercise of employee stock options and sale of common stock through our ESPP.

    We plan to spend approximately $6.0 million through the remainder of 2001 for the acquisition of equipment, leasehold improvements and furnishings, with depreciation expense projected to be approximately $7.1 million.

    As of March 31, 2001, we had working capital of $252.4 million. Our principal sources of liquidity consisted of $26.8 million of cash and cash equivalents, $130.1 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit. Advances under the revolving line of credit bear interest at either the prime rate (7.50% at April 30, 2001) minus 1.00% or the LIBOR 360-day rate (4.44125% at April 30, 2001)
plus 175 basis points, at our option. All advances under the revolving line of credit will be due and payable May 2003. As of March 31, 2001 there was an advance outstanding of $792,000 on this line of credit by our Japanese subsidiary, Advanced Energy Japan K.K. ("AE-Japan").

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

    As of March 31, 2001, our investments consisted of equity securities, commercial paper, municipal bonds and notes and money market mutual funds which had an original cost of $129.5 million, and earned $1.6 million for the quarter then ended, at an average interest rate of approximately 4.8%. The impact on interest income of a ten percent decrease in the average interest rate would have resulted in approximately $157,000 less interest income for the quarter ended March 31, 2001.

    As of March 31, 2001, all of our debt was at fixed interest rates except for an amount outstanding of $792,000 on our line of credit. The impact on interest expense of a ten percent increase in the average interest rate would have been immaterial to our financial position and results of operations.


FOREIGN CURRENCY EXCHANGE RATE RISK

    We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. We have entered into various forward foreign exchange contracts to mitigate against currency fluctuations in the Japanese yen. These currency swaps offset changes in the exchange rate in the yen, when intercompany transactions we conduct with AE-Japan are settled. Changes in the exchange rates of the U.S. dollar with other currencies in which we operate are immaterial. We will continue to evaluate various methods to minimize the effects of currency fluctuations.

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


OTHER RISK

    We have invested in start-up companies and may in the future make additional investments in start-up companies that develop products which we believe may provide future benefits. The current start-up investments and any future start-up investments will be subject to all of the risks inherent in investing in companies that are not established.

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

    In March 2001, we received a $1.5 million settlement for recovery of legal expenses pertaining to a patent-infringement suit in which we were the plaintiff.


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

       10.1   1995 Stock Option Plan, as amended and restated through February 7, 2001*

       10.2   1995 Non-Employee Directors' Stock Option Plan, as amended and restated through
              February 7, 2001*

---------------


         (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File
                  No. 000-26966), filed July 28, 1999.

         (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

         (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File
                  No. 000-26966), filed March 20, 2000.

         *        Compensation Plan


(b) The Company filed a report on Form 8-K on February 20, 2001 announcing the resignation and retirement of Dr. Hollis Caswell, then the Company's President, Chief Operating Officer and a director, and the appointment of James F. Gentilcore as Executive Vice President in charge of operations.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ADVANCED ENERGY INDUSTRIES, INC.

                         /s/ Richard P. Beck
                         ------------------------
                         Richard P. Beck
                         Senior Vice President, Chief Financial      May 9, 2001
                         Officer, Assistant Secretary and
                         Director (Principal Financial Officer
                         and Principal Accounting Officer)

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

       10.1   1995 Stock Option Plan, as amended and restated through February 7, 2001*

       10.2   1995 Non-Employee Directors' Stock Option Plan, as amended and restated through
              February 7, 2001*

---------------


         (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File
                  No. 000-26966), filed July 28, 1999.

         (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

         (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File
                  No. 000-26966), filed March 20, 2000.

         *        Compensation Plan