Form 10-Q
period 2001-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2001-08-13
CIK 927003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to           .
                               ----------    ----------

                        Commission file number: 000-26966

                        ADVANCED ENERGY INDUSTRIES, INC.

-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                   84-0846841
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1625 SHARP POINT DRIVE, FORT COLLINS, CO   80525
----------------------------------------   ------------------------------------
(Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of August 8, 2001, there were 31,791,568 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                        ADVANCED ENERGY INDUSTRIES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

    ITEM 1.   UNAUDITED CONDENSED FINANCIAL STATEMENTS

              Consolidated Condensed Balance Sheets-
              June 30, 2001 and December 31, 2000                             3

              Consolidated Condensed Statement of Operations -
              Three months and six months ended June 30, 2001 and 2000        4

              Consolidated Condensed Statement of Cash Flows -
              Six months ended June 30, 2001 and 2000                         5

              Notes to Consolidated Condensed Financial Statements            6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           12

    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                  20

PART II   OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS                                              22

    ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                      22

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                22

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            22

    ITEM 5.   OTHER INFORMATION                                              24

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               24

PART I   FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            JUNE 30,     DECEMBER 31,
                                                                              2001          2000
                                                                          (UNAUDITED)    (UNAUDITED)
                                                                          -----------    ------------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..........................................      $ 32,448      $ 31,716
  Marketable securities - trading ....................................       129,180       157,811
  Accounts receivable, net ...........................................        43,099        76,545
  Notes receivable ...................................................         2,472         2,472
  Income tax receivable ..............................................         9,865            74
  Inventories, net ...................................................        47,462        45,266
  Other current assets ...............................................         2,658         2,508
  Deferred income tax assets, net ....................................         9,040         7,483
                                                                            --------      --------
      Total current assets ...........................................       276,224       323,875
                                                                            --------      --------

PROPERTY AND EQUIPMENT, net ..........................................        33,245        24,101

OTHER ASSETS:
  Deposits and other .................................................           687           995
  Goodwill and intangibles, net ......................................        24,936         9,890
  Investments - available for sale ...................................         2,452         1,824
  Demonstration and customer service equipment, net ..................         4,155         2,889
  Deferred debt issuance costs, net ..................................         2,015         2,261
                                                                            --------      --------
      Total assets ...................................................      $343,714      $365,835
                                                                            ========      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ...........................................      $  8,673      $ 18,250
  Accrued payroll and employee benefits ..............................         8,285        11,723
  Other accrued expenses .............................................         6,376         4,383
  Customer deposits ..................................................           537           104
  Accrued income taxes payable .......................................         1,313         7,923
  Current portion of capital lease obligations and long-term debt ....           216         1,337
  Accrued interest payable on convertible subordinated notes .........           529           529
                                                                            --------      --------
      Total current liabilities ......................................        25,929        44,249
                                                                            --------      --------

LONG-TERM LIABILITIES:
  Notes payable, net of current portion ..............................           230         1,043
  Deferred income tax liabilities, net ...............................         1,116            --
  Convertible subordinated notes payable .............................        81,600        81,600
                                                                            --------      --------
                                                                              82,946        82,643
                                                                            --------      --------
      Total liabilities ..............................................       108,875       126,892
                                                                            --------      --------

MINORITY INTEREST ....................................................           185           145
                                                                            --------      --------

STOCKHOLDERS' EQUITY .................................................       234,654       238,798
                                                                            --------      --------
      Total liabilities and stockholders' equity .....................      $343,714      $365,835
                                                                            ========      ========


      The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                             2001           2000
                                                                          (UNAUDITED)    (UNAUDITED)
                                                                          -----------    -----------
SALES ...............................................................      $ 46,171       $ 85,701
COST OF SALES .......................................................        38,390         43,338
                                                                           --------       --------
   Gross profit .....................................................         7,781         42,363
                                                                           --------       --------
OPERATING EXPENSES:
  Research and development ..........................................        11,040          8,504
  Sales and marketing ...............................................         5,963          5,373
  General and administrative ........................................         5,645          5,810
  Goodwill impairment ...............................................         5,446             --
  Restructuring charge ..............................................           614             --
  Merger costs ......................................................            --          2,333
                                                                           --------       --------
   Total operating expenses .........................................        28,708         22,020
                                                                           --------       --------
(LOSS) INCOME FROM OPERATIONS .......................................       (20,927)        20,343
OTHER (EXPENSE) INCOME ..............................................           (70)           731
                                                                           --------       --------
   Net (loss) income before income taxes and minority interest ......       (20,997)        21,074
(BENEFIT) PROVISION FOR INCOME TAXES ................................        (6,553)         8,023
MINORITY INTEREST IN NET INCOME (LOSS) ..............................           105            (67)
                                                                           --------       --------
NET (LOSS) INCOME ...................................................      $(14,549)      $ 13,118
                                                                           ========       ========

BASIC (LOSS) EARNINGS PER SHARE .....................................      $  (0.46)      $   0.42
                                                                           ========       ========
DILUTED (LOSS) EARNINGS PER SHARE ...................................      $  (0.46)      $   0.40
                                                                           ========       ========

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ....................        31,698         31,314
                                                                           ========       ========
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ..................        31,698         32,543
                                                                           ========       ========

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                             2001            2000
                                                                          (UNAUDITED)     (UNAUDITED)
                                                                          ----------      ----------
SALES ...............................................................      $ 120,885       $ 160,729
COST OF SALES .......................................................         81,881          81,699
                                                                           ---------       ---------
   Gross profit .....................................................         39,004          79,030
                                                                           ---------       ---------
OPERATING EXPENSES:
  Research and development ..........................................         23,429          16,617
  Sales and marketing ...............................................         12,592          11,240
  General and administrative ........................................         11,819          11,449
  Goodwill impairment ...............................................          5,446              --
  Restructuring charge ..............................................            614              --
  Litigation recovery ...............................................         (1,500)             --
  Merger costs ......................................................             --           2,333
                                                                           ---------       ---------
   Total operating expenses .........................................         52,400          41,639
                                                                           ---------       ---------
(LOSS) INCOME FROM OPERATIONS .......................................        (13,396)         37,391
OTHER INCOME (EXPENSE) ..............................................            117             851
                                                                           ---------       ---------
   Net (loss) income before income taxes and minority interest ......        (13,279)         38,242
(BENEFIT) PROVISION FOR INCOME TAXES ................................         (3,864)         13,970
MINORITY INTEREST IN NET INCOME (LOSS) ..............................             40             (84)
                                                                           ---------       ---------
NET (LOSS) INCOME ...................................................      $  (9,455)      $  24,356
                                                                           =========       =========

BASIC (LOSS) EARNINGS PER SHARE .....................................      $   (0.30)      $    0.78
                                                                           =========       =========
DILUTED (LOSS) EARNINGS PER SHARE ...................................      $   (0.30)      $    0.75
                                                                           =========       =========

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ....................         31,623          31,238
                                                                           =========       =========
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ..................         31,623          32,528
                                                                           =========       =========

      The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                      2001           2000
                                                                                   (UNAUDITED)    (UNAUDITED)
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ..........................................................      $ (9,455)      $ 24,356
  Adjustments to reconcile net (loss) income to net cash provided by operating activities --
     Depreciation and amortization ...........................................         8,151          4,843
     Amortization of deferred debt issuance costs ............................           246            320
     Amortization of deferred compensation ...................................           262            197
     Minority interest .......................................................            40            (84)
     Stock issued for services rendered and merger costs .....................            --          2,430
     Provision for deferred income taxes .....................................          (713)           (41)
     Provision for inventory and product-related liabilities .................         7,116             --
     Provision for restructuring .............................................           614             --
     Provision for bad debt ..................................................           200             --
     Impairment of goodwill ..................................................         5,446             --
     Earnings from marketable securities, net ................................        (2,695)        (4,781)
     Changes in operating assets and liabilities --
       Accounts receivable-trade, net ........................................        34,129         (8,527)
       Related parties and other receivables .................................           284           (732)
       Inventories ...........................................................        (5,134)        (8,021)
       Other current assets ..................................................           (61)           101
       Deposits and other ....................................................           307              6
       Demonstration and customer service equipment ..........................        (1,752)          (614)
       Accounts payable, trade ...............................................        (9,932)           683
       Accrued payroll and employee benefits .................................        (3,843)         1,026
       Customer deposits and other accrued expenses ..........................        (1,101)          (400)
       Income taxes payable/receivable, net ..................................       (14,810)         1,976
                                                                                    --------       --------
          Net cash provided by operating activities ..........................         7,299         12,738
                                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities transactions .........................................        32,000        (10,000)
  Proceeds from sale of equipment ............................................            --            150
  Purchase of property and equipment, net ....................................        (9,442)        (5,279)
  Purchase of investments ....................................................          (639)          (531)
  Acquisition of Engineering Measurements Company, net of cash acquired ......       (29,932)            --
                                                                                    --------       --------
          Net cash used in investing activities ..............................        (8,013)       (15,660)
                                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change from notes payable and capital lease obligations ................        (1,934)          (363)
  Proceeds from common stock transactions ....................................         2,735          3,032
                                                                                    --------       --------
          Net cash provided by financing activities ..........................           801          2,669
                                                                                    --------       --------

EFFECT OF CURRENCY TRANSLATION ON CASH .......................................           645           (666)
                                                                                    --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................           732           (919)
CASH AND CASH EQUIVALENTS, beginning of period ...............................        31,716         21,043
                                                                                    --------       --------
CASH AND CASH EQUIVALENTS, end of period .....................................      $ 32,448       $ 20,124
                                                                                    ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .....................................................      $  2,282       $  3,787
                                                                                    ========       ========
  Cash paid for income taxes .................................................      $ 11,524       $ 13,568
                                                                                    ========       ========


      The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited consolidated condensed balance sheets and statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at June 30, 2001 and December 31, 2000, and the results of the Company's operations and cash flows for the three- and six-month periods ended June 30, 2001 and 2000.

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

     The preparation of the Company's consolidated condensed financial statements requires the Company's management to make certain estimates and assumptions that affect the amounts reported and disclosed in the consolidated condensed financial statements and accompanying notes. Actual results could differ from those estimates.


(2) ACQUISITIONS

     EMCO -- On January 2, 2001, Engineering Measurements Company ("EMCO"), a publicly-held, Longmont, Colorado-based manufacturer of electronic and electromechanical precision instruments for measuring and controlling the flow of liquids, steam and gases, was merged with a wholly owned subsidiary of the Company. The Company paid the EMCO shareholders cash in an aggregate amount of approximately $30 million. The acquisition was accounted for using the purchase method of accounting, and the operating results of EMCO are reflected in the accompanying financial statements prospectively from the date of acquisition. The purchase price was allocated to the net assets of EMCO as summarized below:

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
                                          -------
                                          $30,391
                                          =======

     SEKIDENKO, INC. -- On August 18, 2000, Sekidenko, Inc. ("Sekidenko"), a privately-held, Vancouver, Washington state-based supplier of optical fiber thermometers to the semiconductor capital equipment industry, was merged with a wholly owned subsidiary of the Company. The Company issued 2.1 million shares of its common stock to the former shareholders of Sekidenko.

     NOAH HOLDINGS, INC. --- On April 6, 2000, Noah Holdings, Inc. ("Noah"), a privately-held, California-based manufacturer of solid state temperature control systems used to control process temperatures during semiconductor manufacturing, was merged with a wholly owned subsidiary of the Company. The Company issued approximately 687,000 shares of its common stock in connection with the acquisition. In addition, outstanding Noah stock options were converted into options to purchase approximately 40,000 shares of the Company's common stock. In April 2001 Noah was merged with its wholly owned subsidiary and the name of Noah Holdings, Inc. was changed to Noah Precision, Inc.

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

                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                                       2000
                                                                    (UNAUDITED)
                                                                    -----------
                                                                   (IN THOUSANDS)
Sales:
  Pre-Noah and Sekidenko mergers
    Advanced Energy ............................................      $ 67,171
    Noah .......................................................         3,080
    Sekidenko ..................................................         4,777
  Advanced Energy and Noah combined before Sekidenko merger ....        80,586
  Sekidenko before Sekidenko merger ............................         5,115
  Post-Noah and Sekidenko mergers ..............................            --
                                                                      --------
     Consolidated ..............................................      $160,729
                                                                      ========
Net income:
  Pre-Noah and Sekidenko mergers
    Advanced Energy ............................................      $  9,996
    Noah .......................................................            43
    Sekidenko ..................................................         1,199
  Advanced Energy and Noah combined before Sekidenko merger ....        12,030
  Sekidenko before Sekidenko merger ............................         1,088
  Post-Noah and Sekidenko mergers ..............................            --
                                                                      --------
     Consolidated ..............................................      $ 24,356
                                                                      ========


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

(3) MARKETABLE SECURITIES -- TRADING

    MARKETABLE SECURITIES -- TRADING consisted of the following:

                                          JUNE 30,    DECEMBER 31,
                                            2001          2000
                                        (UNAUDITED)   (UNAUDITED)
                                        -----------   ------------
                                              (IN THOUSANDS)
Commercial paper ...................      $103,634      $ 85,827
Municipal bonds and notes ..........        24,107        54,022
Mutual funds .......................         1,119        17,962
Treasury bills and other ...........           320            --
                                          --------      --------
Total marketable securities ........      $129,180      $157,811
                                          ========      ========


     These marketable securities are stated at period end market value, and have original costs of $128,827,000 and $157,112,000 as of June 30, 2001 and December 31, 2000, respectively. Included in these balances is accrued interest income of $353,000 and $699,000 as of June 30, 2001 and December 31, 2000, respectively.


(4) ACCOUNTS RECEIVABLE -- TRADE

    ACCOUNTS RECEIVABLE -- TRADE consisted of the following:


                                          JUNE 30,    DECEMBER 31,
                                            2001          2000
                                        (UNAUDITED)   (UNAUDITED)
                                        -----------   ------------
                                              (IN THOUSANDS)
Domestic ...........................      $ 14,656       $ 41,545
Foreign ............................        23,394         31,971
Allowance for doubtful accounts ....          (952)          (784)
                                          --------       --------
Trade accounts receivable ..........        37,098         72,732
Related parties ....................            96             38
Other ..............................         5,905          3,775
                                          --------       --------
Total accounts receivable ..........      $ 43,099       $ 76,545
                                          ========       ========


(5) INVENTORIES

    INVENTORIES consisted of the following:

                                          JUNE 30,    DECEMBER 31,
                                            2001          2000
                                        (UNAUDITED)   (UNAUDITED)
                                        -----------   ------------
                                              (IN THOUSANDS)
Parts and raw materials ............      $32,050      $34,462
Work in process ....................        2,776        3,777
Finished goods .....................       12,636        7,027
                                          -------      -------
Total inventories ..................      $47,462      $45,266
                                          =======      =======


(6) INVESTMENTS -- AVAILABLE FOR SALE AND OTHER

     In the third quarter of 2000 the Company exercised warrants of a supplier in a cashless transaction and received 458,000 shares of the supplier's common stock, which is publicly traded. Concurrent with the exercise, the Company sold 320,000 shares of the supplier's common stock and recognized a gain of approximately $4.8 million. The remaining 138,000 shares have been classified as available-for-sale securities and are reflected as an investment of approximately $1.8 million in the accompanying balance sheet. Also included in investments is $700,000 of private company equity securities accounted for under the cost method.

(7) STOCKHOLDERS' EQUITY

    STOCKHOLDERS' EQUITY consisted of the following:

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2001             2000
                                                                  (UNAUDITED)     (UNAUDITED)
                                                                   ---------      -----------
                                                               (IN THOUSANDS, EXCEPT PAR VALUE)
Common stock, $0.001 par value, 55,000 and 40,000 shares
  authorized, respectively; 31,775 and 31,537 shares
  issued and outstanding, respectively ......................      $      32       $      32
Additional paid-in capital ..................................        129,337         124,930
Retained earnings ...........................................        107,516         116,971
Deferred compensation .......................................         (1,358)         (1,620)
Accumulated other comprehensive loss ........................           (873)         (1,515)
                                                                   ---------       ---------
Total stockholders' equity ..................................      $ 234,654       $ 238,798
                                                                   =========       =========


(8) ACCOUNTING POLICIES

     COMPERHENSIVE INCOME -- Comprehensive income for the Company consists of net income, foreign currency translation adjustments and an unrealized holding loss as presented below

                                                                            SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                             JUNE 30, 2001     JUNE 30, 2000
                                                                              (UNAUDITED)        (UNAUDITED)
                                                                            ----------------  ----------------
                                                                                       (IN THOUSANDS)
Net (loss) income, as reported ...........................................      $ (9,455)          $ 24,356
Adjustment to arrive at comprehensive net (loss) income:
  Unrealized holding loss on available-for-sale marketable securities ....            (3)                --
  Cumulative translation adjustment ......................................           645               (666)
                                                                                --------           --------
Comprehensive net (loss) income ..........................................      $ (8,813)          $ 23,690
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

     DERIVATIVE INSTRUMENTS -- In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company, as required, adopted SFAS No. 133, as amended by SFAS No. 137, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activity by requiring all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The Company will not seek specific hedge accounting treatment for its foreign currency forward contracts. The adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations.

     The Company's subsidiary Advanced Energy Japan K.K. enters into foreign currency forward contracts to buy U.S. dollars to mitigate currency exposure from its payable position arising from trade purchases and intercompany transactions with its parent. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in other currencies will be adversely affected by changes in exchange rates. Foreign currency forward contracts are entered into with a major commercial Japanese bank that has a high credit rating, and the Company does not expect the counterparty to fail to meet its obligations under outstanding contracts.

Foreign currency gains and losses under the above arrangements are not deferred. The Company generally enters into foreign currency forward contracts with maturities ranging from one to seven months, with contracts outstanding at June 30, 2001, maturing through January 2002. All forward contracts are held until maturity. At June 30, 2001, the Company held foreign forward exchange contracts with nominal amounts of $13.5 million and market settlement amounts of $12.6 million for an unrealized gain position of $900,000 that has been included in other income and expense in the accompanying condensed statement of operations.

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

     BUSINESS COMBINATIONS, INTANGIBLE ASSETS AND GOODWILL -- In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17, "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company's prospective financial statements may be significantly affected by the results of future periodic tests for impairment. In addition, the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

     During the second quarter of 2001, the Company terminated the operations of its Tower Electronics, Inc. subsidiary ("Tower") and its Fourth State Technology ("FST") product line, due to declining sales of their respective products, loss of key customers, terminations of key employees and some customers' newly developed in-house capabilities. It was during the second quarter of 2001 that the Company determined that the long-term outlook for these businesses to generate cash flow was impaired, and as part of its strategic restructuring, determined that these businesses were no longer part of its main focus. The Company recorded a charge of $3.6 million of goodwill impairment related to the dissolution of Tower and a charge of $1.8 million of goodwill impairment related to the termination of FST. These amounts represented the carrying values of these assets on June 30, 2001, before the writedown. These charges are disclosed as "Goodwill Impairment" in the Operating Expenses section of the accompanying unaudited consolidated condensed statement of operations.

     During the second quarter of 2001, the Company implemented a restructuring program that resulted in the reduction of approximately 135 regular employees. The reduction in force began and was completed during the second quarter of 2001. The Company recorded a restructuring charge of approximately $614,000 related primarily to severance and fringe benefits. In addition, the number of temporary and contract workers employed by the Company was also reduced.

(9) CONVERTIBLE SUBORDINATED NOTES PAYABLE

     In November 1999 the Company issued $135 million of 5.25% convertible subordinated notes. These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year beginning May 15, 2000. Net proceeds to the Company were approximately $130.5 million, after deducting $4.5 million of offering costs, which have been capitalized and are being amortized over a period of seven years. Holders of the notes may convert the notes at any time into shares of the Company's common stock, at $49.53 per share. The Company may convert the notes on or after November 19, 2002 at a conversion price of 103.00% times the principal amount, and may convert at successively lesser amounts thereafter until November 15, 2006, at which time the Company may convert at a redemption price equal to the principal amount. At June 30, 2001, $529,000 of interest expense related to these notes was accrued as a current liability.

     In October and November 2000, the Company repurchased an aggregate of approximately $53.4 million principal amount of its 5.25% convertible subordinated notes in the open market, for a cost of approximately $40.8 million. These purchases resulted in an after-tax extraordinary gain of $7.6 million. The purchased notes have been cancelled. Approximately $81.6 million principal amount of the notes remains outstanding. The Company may continue to purchase additional notes in the open market from time to time, if market conditions and the Company's financial position are deemed favorable for such purposes.


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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     SALES

     We sell power conversion and control systems and related equipment primarily to the semiconductor capital equipment, data storage, flat panel display and advanced product applications markets in the United States, to the flat panel display and advanced product applications markets in the Asia Pacific region, and to data storage, semiconductor capital equipment and advanced product applications markets in Europe. We also sell spare parts and repair services worldwide through our customer service and technical support organization.

     Sales were $46.2 million in the second quarter of 2001, down 46% from sales of $85.7 million in the second quarter of 2000, and down 38% from sales of $74.7 million in the first quarter of 2001. The second quarter of 2001 included sales by EMCO, a wholly owned subsidiary we acquired on January 2, 2001, which was accounted for by the purchase method of accounting. The fourth quarter of 2000 was the eighth consecutive quarter of sales growth, which was primarily attributable to capacity expansion and increased investment in advanced technology by the semiconductor industry, which resulted in increased demand for our systems from manufacturers of semiconductor capital equipment. During the first quarter of 2001 and continuing through the second quarter of 2001, a worldwide slowdown in demand for semiconductors resulted in a sudden and rapid decline in demand for semiconductor manufacturing equipment, as inventory buildups and slower global economic growth resulted in slower capital investment by semiconductor manufacturers and their suppliers. Our experience has shown that our sales to semiconductor capital equipment customers is highly correlated to the volatile activity in this industry, which results from sudden changes in semiconductor supply and demand, as well as rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry in the second quarter of 2001 decreased 55% from sales to that industry from the second quarter of 2000, and decreased 46% from sales to that industry from the first quarter of 2001. We expect sales to the semiconductor capital equipment industry for the remainder of 2001 to be lower than the comparable periods in 2000.

     Our sales to the data storage industry decreased 59% from the second quarter of 2000 to the second quarter of 2001, primarily due to slowdown in growth of demand for CVD and DVD replication equipment and personal computers, and overcapacity of such manufacturing equipment. Sales to the flat panel display industry decreased 51% from the second quarter of 2000 to the second quarter of 2001. Sales to advanced product applications industries increased 14% from the second quarter of 2000 to the second quarter of 2001.

     The following tables summarize net sales and percentages of net sales by customer type for us for the three-month periods ended June 30, 2001 and 2000:

                                           THREE MONTHS ENDED JUNE 30,
                                           ---------------------------
                                               2001          2000
                                             -------       -------
                                                 (IN THOUSANDS)
Semiconductor capital equipment .......      $27,756       $61,528
Data storage ..........................        2,284         5,564
Flat panel display ....................        3,735         7,663
Advanced product applications .........        8,319         7,302
Customer service technical support ....        4,077         3,644
                                             -------       -------
                                             $46,171       $85,701
                                             =======       =======

                                           THREE MONTHS ENDED JUNE 30,
                                           ---------------------------
                                               2001          2000
                                             -------       -------
Semiconductor capital equipment .......           60%           72%
Data storage ..........................            5             7
Flat panel display ....................            8             9
Advanced product applications .........           18             8
Customer service technical support ....            9             4
                                             -------       -------
                                                 100%          100%
                                             =======       =======

     The following tables summarize net sales and percentages of net sales by geographic region for us for the three-month periods ended June 30, 2001 and 2000:


                                           THREE MONTHS ENDED JUNE 30,
                                           ---------------------------
                                               2001          2000
                                             -------       -------
                                                 (IN THOUSANDS)
United States and Canada ..............      $28,563       $62,506
Europe ................................        7,007        12,420
Asia Pacific ..........................       10,351        10,689
Rest of world .........................          250            86
                                             -------       -------
                                             $46,171       $85,701
                                             =======       =======


                                           THREE MONTHS ENDED JUNE 30,
                                           ---------------------------
                                               2001          2000
                                             -------       -------
United States and Canada ..............           62%           73%
Europe ................................           15            15
Asia Pacific ..........................           22            12
Rest of world .........................            1            --
                                             -------       -------
                                                 100%          100%
                                             =======       =======


     GROSS MARGIN

     Our gross margin was 49.4% in the second quarter of 2000 and 16.9% in the second quarter of 2001. The decrease was due to lower absorption of manufacturing overhead and fixed costs, and a $7.1 million writedown related to the identification and future disposal of excess and obsolete inventory and additional warranty provision recorded to reflect our current experience and anticipated incremental repairs and retrofits. We added new facilities in Fort Collins, Colorado in the first quarter of 2001 to increase our manufacturing capacity, which increased our lease and depreciation costs. This adversely impacted absorption of overhead because the increased capacity was not fully utilized due to decreased demand. In addition, the sudden and pronounced decline in demand caused a significant increase in inventories deemed to be excessive or obsolete. Any further decreases in our level of sales in the future could have an additional negative impact on our gross margin.

     RESEARCH AND DEVELOPMENT EXPENSES

     We invest in research and development to identify new technologies, develop new products and improve existing product designs. Our research and development expenses were $8.5 million in the second quarter of 2000 and $11.0 million in the second quarter of 2001, representing an increase of 30%. The increase is primarily due to increases in payroll, purchased services and higher infrastructure costs for new product development, and partly due to the inclusion of EMCO research and development expenses in the second quarter of 2001. As a percentage of sales, research and development expenses increased from 9.9% in the second quarter of 2000 to 23.9% in the second quarter of 2001 because of the higher spending and lower sales levels.

     We believe continued investment in the research and development of new systems is critical to our long-term strategy and our ability to serve new and existing markets, and we continue to invest in new product development during industry downturns. Since our inception, the majority of our research and development costs generally have been internally funded and all have been expensed as incurred.

     SALES AND MARKETING EXPENSES

     Our sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses were $5.4 million in the second quarter of 2000 and $6.0 million in the second quarter of 2001, representing an 11% increase. The increase is primarily due to the inclusion of EMCO sales and marketing expenses in the second quarter of 2001 and higher payroll, promotion and distribution costs. We incurred these expenses to continue to increase our sales management and product management capabilities. As a percentage of sales, sales and marketing expenses increased from 6.2% in the second quarter of 2000 to 12.9% in the second quarter of 2001 because of the higher spending and lower sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Our general and administrative expenses support our worldwide financial, administrative, information systems and human resources functions. General and administrative expenses were $5.8 million in the second quarter of 2000 and $5.6 million in the second quarter of 2001, representing a 3% decrease. General and administrative expenses for the second quarter of 2001 include goodwill amortization resulting from the acquisition of EMCO. As a percentage of sales, general and administrative expenses increased from 6.8% in the second quarter of 2000 to 12.2% in the second quarter of 2001 because of the lower sales levels.

     We continue to implement our management system software, including the replacement of existing systems in our domestic and foreign locations. We expect that charges related to personnel training and implementation of our management system software will continue through 2001.

     GOODWILL IMPAIRMENT

     During the second quarter of 2001 we terminated operations of our Tower Electronics, Inc. subsidiary and our Fourth State Technology product line due to declining sales of their respective products, loss of related key customers, terminations of key employees and some customers' newly developed in-house capabilities. We determined that the long-term outlook for these businesses to generate cash flow was impaired and, as part of our strategic restructuring we determined that these businesses were no longer part of our main focus. We recorded a charge of $3.6 million of goodwill impairment related to the dissolution of our Tower Electronics, Inc. subsidiary and a charge of $1.8 million of goodwill impairment related to the termination of our Fourth State Technology product line. These amounts represented the entire amount of the net carrying values of these assets on the date they were written down.

     RESTRUCTURING CHARGE

     During the second quarter of 2001, in response to the downturn in the semiconductor capital equipment industry, we implemented two reductions in force and recorded a charge of $614,000 for restructuring and severance costs.

     MERGER COSTS

     Merger costs of $2.3 million for the second quarter of 2000 were incurred for the acquisition of Noah Holdings, Inc., which was accounted for as a pooling of interests.

     OTHER (EXPENSE) INCOME

     Other expense (income) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gain, loss, income and expense items. Other income was $731,000 in the second quarter of 2000, and included $2.8 million of interest income offset by $2.1 million of interest expense, $118,000 of foreign currency gain and $58,000 of other expenses. Other expense was $70,000 in the second quarter of 2001, and included $1.3 million of interest income offset by $1.2 million of interest expense, $68,000 of foreign currency loss and $115,000 of other expenses.

     (BENEFIT) PROVISION FOR INCOME TAXES

     The income tax provision for the second quarter of 2000 was $8.0 million and represented an effective tax rate of 38%. The income tax benefit for the second quarter of 2001 was $6.6 million. Changes in our earnings relative to the earnings of our foreign subsidiaries and the writedown of certain intangible assets affected our consolidated effective tax rate. We adjust our provision for income taxes periodically based upon the anticipated tax status of our foreign and domestic entities.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     SALES

     Sales were $160.7 million for the first six months of 2000 and $120.9 million for the first six months of 2001. The decrease was attributable to decreased sales to semiconductor capital equipment, data storage and flat panel display customers. Sales to the United States, Canada and Europe were lower while sales to Asia Pacific were higher in the first six months of 2001 when compared to the first six months of 2000.

     The following tables summarize net sales and percentages of net sales by customer type for us for the six-month periods ended June 30, 2001 and 2000:


                                             SIX MONTHS ENDED JUNE 30,
                                             -------------------------
                                               2001          2000
                                             --------       --------
                                                 (IN THOUSANDS)
Semiconductor capital equipment .......      $ 78,803       $112,085
Data storage ..........................         4,483         11,370
Flat panel display ....................        10,445         13,630
Advanced product applications .........        19,293         16,143
Customer service technical support ....         7,861          7,501
                                             --------       --------
                                             $120,885       $160,729
                                             ========       ========


                                             SIX MONTHS ENDED JUNE 30,
                                             -------------------------
                                               2001          2000
                                             --------       --------
Semiconductor capital equipment .......            65%            70%
Data storage ..........................             4              7
Flat panel display ....................             9              8
Advanced product applications .........            16             10
Customer service technical support ....             6              5
                                             --------       --------
                                                  100%           100%
                                             ========       ========

     The following tables summarize net sales and percentages of net sales by geographic region for us for the six-month periods ended June 30, 2001 and 2000:


                                             SIX MONTHS ENDED JUNE 30,
                                             -------------------------
                                               2001          2000
                                             --------       --------
                                                 (IN THOUSANDS)
United States and Canada ..............      $ 81,361       $116,219
Europe ................................        15,620         23,637
Asia Pacific ..........................        23,443         20,586
Rest of world .........................           461            287
                                             --------       --------
                                             $120,885       $160,729
                                             ========       ========

                                             SIX MONTHS ENDED JUNE 30,
                                             -------------------------
                                               2001          2000
                                             --------       --------
United States and Canada ..............            67%            72%
Europe ................................            13             15
Asia Pacific ..........................            20             13
Rest of world .........................            --             --
                                             --------       --------
                                                  100%           100%
                                             ========       ========


     GROSS MARGIN

     Our gross margin was 49.2% in the first six months of 2000 and 32.3% in the first six months of 2001. The decrease was due to lower absorption of manufacturing overhead and fixed costs and a $7.1 million writedown related to the identification and future disposal of excess and obsolete inventory and additional warranty provision recorded to reflect our current experience and anticipated incremental repairs and retrofits. We added new facilities in Fort Collins, Colorado in the first quarter of 2001 to increase our manufacturing capacity, which increased our lease and depreciation costs. This adversely impacted absorption of overhead because the increased capacity was not fully utilized due to decreased demand. In addition, the sudden and pronounced decline in demand caused a significant increase in inventories deemed to be excessive or obsolete. Any further decreases in our level of sales in the future could have an additional negative impact on our gross margin.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $16.6 million in the first six months of 2000 and $23.4 million in the first six months of 2001, representing an increase of 41%. The increase is primarily due to increases in payroll, materials and supplies, purchased services and higher infrastructure costs for new product development, and partly due to the inclusion of EMCO research and development expenses in the first six months of 2001. As a percentage of sales, research and development expenses increased from 10.3% in the first six months of 2000 to 19.4 % in the first six months of 2001 because of the higher spending and lower sales levels.

     SALES AND MARKETING EXPENSES

     Sales and marketing expenses were $11.2 million in the first six months of 2000 and $12.6 million in the first six months of 2001, representing a 12% increase. The increase is primarily due to the inclusion of EMCO sales and marketing expenses in the first six months of 2001 and higher payroll, promotion and distribution costs. We incurred these expenses to continue to increase our sales management and product management capabilities. As a percentage of sales, sales and marketing expenses increased from 7.0% in the first six months of 2000 to 10.4% in the first six months of 2001 because of the higher spending and lower sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $11.4 million in the first six months of 2000 and $11.9 million in the first six months of 2001, representing a 3% increase. The increase is primarily due to the inclusion of goodwill amortization resulting from the acquisition of EMCO, partially offset by lower spending for payroll. As a percentage of sales, general and administrative expenses increased from 7.1% in the first six months of 2000 to 9.8% in the first six months of 2001.

     MERGER COSTS AND OTHER INFREQUENT EXPENSES (INCOME)

     The first six months of 2000 included $2.3 million of merger costs incurred for the acquisition of Noah Holdings, Inc., which was accounted for as a pooling of interests. Additionally, the first six months of 2001 included $5.4 million of goodwill impairment and $614,000 for a restructuring charge. Income for the first six months of 2001 included a $1.5 million settlement for recovery of legal expenses pertaining to a patent-infringement suit in which we were the plaintiff.

     OTHER INCOME (EXPENSE)

     Other income consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gain, loss, income and expense items. Other income was $851,000 in the first six months of 2000, and included $5.3 million of interest income offset by $4.1 million of interest expense, $201,000 of foreign currency loss and $114,000 of other expenses. Other income was $117,000 in the first six months of 2001, and included $3.1 million of interest income offset by $2.5 million of interest expense, $51,000 of foreign currency loss and $426,000 of other expenses.

     (BENEFIT) PROVISION FOR INCOME TAXES

     The income tax provision for the first six months of 2000 was $14.0 million and represented an effective tax rate of 36%. The income tax benefit for the first six months of 2001 was $3.9 million. Changes in our earnings relative to the earnings of our foreign subsidiaries and the writedown of certain intangible assets affected our consolidated effective tax rate. We adjust our provision for income taxes periodically based upon the anticipated tax status of our foreign and domestic entities.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations, acquired equipment and met our working capital requirements through borrowings under our revolving lines of credit, long-term loans secured by property and equipment, cash flow from operations and proceeds from underwritten public offerings of our common stock and convertible subordinated debt.

     Operating activities provided cash of $12.7 million in the first six months of 2000, primarily as a result of net income, depreciation and amortization, partially offset by increases in accounts receivable and inventories. Operating activities provided cash of $7.3 million in the first six months of 2001, primarily as a result of depreciation and amortization, a decrease in accounts receivable, a provision for inventory and warranty and a loss on goodwill impairment, partially offset by net loss, accrued earnings from marketable securities, decreased accruals for income taxes, payroll and employee benefits, decreased accounts payable and increased inventories.

     Investing activities used cash of $15.7 million in the first six months of 2000, and included the purchase of marketable securities of $10.0 million, property and equipment for $5.3 million and investments of $531,000, partially offset by proceeds from the sale of equipment of $150,000. Investing activities used cash of $8.0 million in the first six months of 2001, and included the acquisition of EMCO for $29.9 million, the purchase of property and equipment for $9.4 million and investments for $639,000, partially offset by the sale of marketable securities of $32.0 million.

     Financing activities provided cash of $2.7 million in the first six months of 2000, and included of $3.0 million from the exercise of employee stock options and sale of common stock through our employee stock purchase plan ("ESPP"), offset by $363,000 of net changes in notes payable and capital lease obligations. Financing activities provided cash of $801,000 in the first six months of 2001, and included proceeds of $2.7 million from the exercise of employee stock options and sale of common stock through our ESPP, offset by $1.9 million of net decreases in notes payable and capital lease obligations.

     We plan to limit capital spending to items crucial to our operations through the remainder of 2001. Depreciation expense is projected to be approximately $5.4 million through the remainder of 2001.

     As of June 30, 2001, we had working capital of $250.3 million. Our principal sources of liquidity consisted of $32.4 million of cash and cash equivalents, $129.2 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit. Advances under the revolving line of credit bear interest at either the prime rate (6.75% at July 31, 2001) minus 1.00% or the LIBOR 360-day rate (3.8200% at July 31, 2001) plus
175 basis points, at our option. All advances under the revolving line of credit will be due and payable May 2003. As of June 30, 2001 there were no advances outstanding on this line of credit.

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

     As of June 30, 2001, our investments consisted primarily of equity securities, commercial paper, municipal bonds and notes and money market mutual funds which had an original cost of $128.8 million, and earned $1.3 million for the quarter then ended, at an average interest rate of approximately 3.8%. The impact on interest income of a decrease of ten percent in the average interest rate would have resulted in approximately $125,000 less interest income for the quarter ended June 30, 2001.

     As of June 30, 2001, all of our debt was at fixed interest rate. The impact on interest expense of a ten percent increase in the average interest rate would have been immaterial to our financial position and results of operations.


FOREIGN CURRENCY EXCHANGE RATE RISK

     We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. We have entered into various forward foreign exchange contracts to mitigate against currency fluctuations in the Japanese yen. These currency swaps offset changes in the exchange rate in the yen, when intercompany transactions we conduct with our subsidiary in Japan are settled. Changes in the exchange rates of the U.S. dollar with other currencies in which we operate are immaterial. We will continue to evaluate various methods to minimize the effects of currency fluctuations.

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

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     From time to time, we are party to various legal proceedings relating to our business. We are not currently party to any material legal proceedings, except the civil action described in our quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed May 9, 2001.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2001 Annual Meeting of Stockholders on Wednesday, May 9, 2001, to vote on five proposals. Proxy statements were sent to all shareholders. The first proposal was for the election of the following eight people as directors:
Douglas S. Schatz, G. Brent Backman, Richard P. Beck, Trung T. Doan, Arthur A. Noeth, Elwood Spedden, Gerald M. Starek and Arthur W. Zafiropoulo. All eight directors were elected with the following votes tabulated:

                           TOTAL VOTE FOR     TOTAL VOTE WITHHELD
NAME OF DIRECTOR           EACH DIRECTOR      FROM EACH DIRECTOR
----------------           -------------      ------------------
Mr. Schatz                  25,301,546            2,899,639

Mr. Backman                 27,150,588            1,050,597

Mr. Beck                    25,421,670            2,779,515

Mr. Doan                    27,149,010            1,052,175

Mr. Noeth                   27,148,645            1,052,540

Mr. Spedden                 27,148,795            1,052,390

Mr. Starek                  27,149,712            1,051,473

Mr. Zafiropoulo             27,147,710            1,053,475


     The second proposal was to increase the number of authorized shares of our common stock from 40,000,000 shares to 55,000,000 shares. The increase was ratified, with the following votes tabulated:

       FOR                 AGAINST             ABSTAIN
       ---                 -------             -------
    27,690,424             496,793              13,968

     The third proposal was to amend our 1995 Stock Option Plan to increase the total number of shares of our common stock issuable under the plan from 5,625,000 shares to 8,125,000 shares. The increase was ratified, with the following votes tabulated:

       FOR                 AGAINST             ABSTAIN            NON VOTE
       ---                 -------             -------            --------
    17,490,834            6,077,905            23,957             4,608,489

     The fourth proposal was to amend our 1995 Non-Employee Directors' Stock Option Plan to increase the total number of shares of our common stock issuable under the plan from 100,000 shares to 200,000 shares. The increase was ratified, with the following votes tabulated:

       FOR                 AGAINST             ABSTAIN            NON VOTE
       ---                 -------             -------            --------
    21,672,939            1,898,617             21,140            4,608,489

     The fifth proposal was for the ratification of the appointment of independent auditors for the year 2001. The appointment of the current auditors, Arthur Andersen LLP, was ratified, with the following votes tabulated:

       FOR                 AGAINST             ABSTAIN
       ---                 -------             -------
    27,810,836             371,365             18,984


ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      3.1  The Company's Restated Certificate of Incorporation, as amended

      3.2  The Company's By-laws(1)

--------

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.


(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       ADVANCED ENERGY INDUSTRIES, INC.


                       /s/ Richard P. Beck
                       ------------------

                       Richard P. Beck
                       Senior Vice President, Chief Financial August 13, 2001 Officer, Assistant Secretary and
                       Director (Principal Financial Officer
                       and Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
--------                          -----------
  3.1          The Company's Restated Certificate of Incorporation, as amended

  3.2          The Company's By-laws(1)

---------

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.