Form 10-Q
period 2001-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2001-11-13
CIK 927003

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________  to __________.

                        Commission file number: 000-26966

                        ADVANCED ENERGY INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                84-0846841
---------------------------------           -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1625 SHARP POINT DRIVE, FORT COLLINS, CO    80525
------------------------------------        -----------------------------------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code:  (970) 221-4670

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

As of November 8, 2001, there were 31,821,175 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                        ADVANCED ENERGY INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION

    ITEM 1.       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets-
                  September 30, 2001 and December 31, 2000                                         3

                  Condensed Consolidated Statement of Operations -
                  Three months and nine months ended September 30, 2001 and 2000                   4

                  Condensed Consolidated Statement of Cash Flows -
                  Nine months ended September 30, 2001 and 2000                                    5

                  Notes to Condensed Consolidated Financial Statements                             6

    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                          13

    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK                                                                 22

PART II      OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS                                                               24

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                       24

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                                 24

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             24

    ITEM 5.       OTHER INFORMATION                                                               24

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                24

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                          2001              2000
                                                                       (UNAUDITED)       (UNAUDITED)
                                                                       -----------       -----------

                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .......................................        $147,683        $ 31,716
  Marketable securities - trading .................................         128,609         157,811
  Accounts receivable, net ........................................          41,573          76,545
  Income tax receivable ...........................................          13,233              74
  Inventories, net ................................................          46,808          45,266
  Other current assets ............................................           3,298           2,508
  Deferred income tax assets, net .................................          10,044           7,483
                                                                           --------        --------
      Total current assets ........................................         391,248         321,403
                                                                           --------        --------

PROPERTY AND EQUIPMENT, net .......................................          32,078          24,101

OTHER ASSETS:
  Deposits and other ..............................................             656             995
  Notes receivable ................................................           3,924           2,472
  Goodwill and intangibles, net ...................................          23,915           9,890
  Investments - available for sale ................................           2,114           1,824
  Demonstration and customer service equipment, net ...............           4,509           2,889
  Deferred debt issuance costs, net ...............................           6,084           2,261
                                                                           --------        --------
      Total assets ................................................        $464,528        $365,835
                                                                           ========        ========



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ........................................        $ 12,629        $ 18,250
  Accrued payroll and employee benefits ...........................           7,620          11,723
  Other accrued expenses ..........................................           5,920           4,383
  Customer deposits ...............................................             461             104
  Accrued income taxes payable ....................................              --           7,923
  Current portion of capital lease obligations and long-term
   debt ...........................................................              66           1,337
  Accrued interest payable on convertible subordinated notes ......           2,205             529
                                                                           --------        --------
      Total current liabilities ...................................          28,901          44,249
                                                                           --------        --------

LONG-TERM LIABILITIES:
  Notes payable, net of current portion ...........................             230           1,043
  Deferred income tax liabilities, net ............................           1,093              --
  Convertible subordinated notes payable ..........................         206,600          81,600
                                                                           --------        --------
                                                                            207,923          82,643
                                                                           --------        --------
      Total liabilities ...........................................         236,824         126,892
                                                                           --------        --------

MINORITY INTEREST .................................................              --             145
                                                                           --------        --------

STOCKHOLDERS' EQUITY ..............................................         227,704         238,798
                                                                           --------        --------
      Total liabilities and stockholders' equity ..................        $464,528        $365,835
                                                                           ========        ========



  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------
                                                                         2001               2000
                                                                      (UNAUDITED)        (UNAUDITED)
                                                                      -----------        -----------
SALES ..........................................................        $ 38,722         $ 96,317
COST OF SALES ..................................................          27,686           49,492
                                                                        --------         --------
   Gross profit ................................................          11,036           46,825
                                                                        --------         --------
OPERATING EXPENSES:
  Research and development .....................................          10,967            9,711
  Sales and marketing ..........................................           5,694            6,232
  General and administrative ...................................           4,817            6,748
  Other operating expenses .....................................           1,221               --
  Restructuring charge .........................................              --            1,000
  Merger costs .................................................              --            2,250
                                                                        --------         --------
   Total operating expenses ....................................          22,699           25,941
                                                                        --------         --------
(LOSS) INCOME FROM OPERATIONS ..................................         (11,663)          20,884
OTHER (EXPENSE) INCOME .........................................            (711)           5,598
                                                                        --------         --------
   Net (loss) income before income taxes and minority
      interest .................................................         (12,374)          26,482
(BENEFIT) PROVISION FOR INCOME TAXES ...........................          (4,704)          10,195
MINORITY INTEREST IN NET LOSS ..................................            (188)              (2)
                                                                        --------         --------
NET (LOSS) INCOME ..............................................        $ (7,482)        $ 16,289
                                                                        ========         ========

BASIC (LOSS) EARNINGS PER SHARE ................................        $  (0.24)        $   0.52
                                                                        ========         ========
DILUTED (LOSS) EARNINGS PER SHARE ..............................        $  (0.24)        $   0.50
                                                                        ========         ========

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ...............          31,784           31,339
                                                                        ========         ========
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING .............          31,784           32,417
                                                                        ========         ========


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                         2001               2000
                                                                      (UNAUDITED)        (UNAUDITED)
                                                                      -----------        -----------
SALES ..........................................................        $ 159,607         $ 257,046
COST OF SALES ..................................................          109,567           131,191
                                                                        ---------         ---------
   Gross profit ................................................           50,040           125,855
                                                                        ---------         ---------
OPERATING EXPENSES:
  Research and development .....................................           34,396            26,328
  Sales and marketing ..........................................           18,286            17,472
  General and administrative ...................................           16,636            18,197
  Other operating expenses .....................................            1,221                --
  Goodwill impairment ..........................................            5,446                --
  Restructuring charge .........................................              614             1,000
  Litigation recovery ..........................................           (1,500)               --
  Merger costs .................................................               --             4,583
                                                                        ---------         ---------
   Total operating expenses ....................................           75,099            67,580
                                                                        ---------         ---------
(LOSS) INCOME FROM OPERATIONS ..................................          (25,059)           58,275
OTHER (EXPENSE) INCOME .........................................             (594)            6,449
                                                                        ---------         ---------
   Net (loss) income before income taxes and minority
      interest .................................................          (25,653)           64,724
(BENEFIT) PROVISION FOR INCOME TAXES ...........................           (8,568)           24,165
MINORITY INTEREST IN NET LOSS ..................................             (148)              (86)
                                                                        ---------         ---------
NET (LOSS) INCOME ..............................................        $ (16,937)        $  40,645
                                                                        =========         =========

BASIC (LOSS) EARNINGS PER SHARE ................................        $   (0.53)        $    1.30
                                                                        =========         =========
DILUTED (LOSS) EARNINGS PER SHARE ..............................        $   (0.53)        $    1.25
                                                                        =========         =========

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING ...............           31,673            31,276
                                                                        =========         =========
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING .............           31,673            32,473
                                                                        =========         =========


  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                   2001                2000
                                                                                (UNAUDITED)         (UNAUDITED)
                                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income .....................................................        $ (16,937)        $  40,645
  Adjustments to reconcile net (loss) income to net cash provided by operating activities --
     Depreciation and amortization ......................................           11,877             7,436
     Amortization of deferred debt issuance costs .......................              427               481
     Amortization of deferred compensation ..............................              394               329
     Minority interest ..................................................             (148)              (86)
     Stock issued for services rendered and merger costs ................               --             2,430
     Provision for deferred income taxes ................................           (1,740)           (2,020)
     Provision for inventory and product-related liabilities ............            7,116                --
     Provision for restructuring ........................................              614                --
     Provision for bad debts ............................................              200                --
     Impairment of goodwill .............................................            5,446                --
     Loss (gain) on disposal of property and equipment ..................               15               (55)
     Gain on sale of investment .........................................               --            (4,841)
     Earnings from marketable securities, net ...........................           (3,436)           (7,122)
     Changes in operating assets and liabilities --
       Accounts receivable-trade, net ...................................           35,756           (27,204)
       Related parties and other receivables ............................              183            (1,898)
       Inventories ......................................................           (4,480)          (11,322)
       Other current assets .............................................             (701)             (399)
       Deposits and other ...............................................              338               (40)
       Demonstration and customer service equipment .....................           (2,316)           (1,022)
       Accounts payable - trade .........................................           (6,476)            1,707
       Accrued payroll and employee benefits ............................           (4,508)            4,367
       Customer deposits and other accrued expenses .....................               46             3,051
       Income taxes payable/receivable, net .............................          (19,353)            7,891
                                                                                 ---------         ---------
          Net cash provided by operating activities .....................            2,317            12,328
                                                                                 ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities transactions ....................................           33,312            (5,000)
  Advances under notes receivable, net ..................................           (1,452)           (2,472)
  Proceeds from sale of investment ......................................               --             4,464
  Proceeds from sale of equipment .......................................               --               150
  Purchase of property and equipment, net ...............................          (10,785)           (8,687)
  Purchase of investments ...............................................             (639)           (1,031)
  Acquisition of Engineering Measurements Company, net of cash
     acquired ...........................................................          (29,932)               --
                                                                                 ---------         ---------
          Net cash used in investing activities .........................           (9,496)          (12,576)
                                                                                 ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debt, net ...................................          121,250                --
  Net change from notes payable and capital lease obligations ...........           (2,084)               24
  Proceeds from common stock transactions ...............................            2,999             4,013
                                                                                 ---------         ---------
          Net cash provided by financing activities .....................          122,165             4,037
                                                                                 ---------         ---------

EFFECT OF CURRENCY TRANSLATION ON CASH ..................................              981            (1,578)
                                                                                 ---------         ---------

INCREASE IN CASH AND CASH EQUIVALENTS ...................................          115,967             2,211
CASH AND CASH EQUIVALENTS, beginning of period ..........................           31,716            21,043
                                                                                 ---------         ---------
CASH AND CASH EQUIVALENTS, end of period ................................        $ 147,683         $  23,254
                                                                                 =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ................................................        $   2,308         $   3,830
                                                                                 =========         =========
  Cash paid for income taxes ............................................        $  13,203         $  18,411
                                                                                 =========         =========



  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") at September 30, 2001 and December 31, 2000, and the results of the Company's operations for the three- and nine-month periods ended September 30, 2001 and 2000, and cash flows for the nine-month periods ended September 30, 2001 and 2000.

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

    The preparation of the Company's condensed consolidated financial statements requires the Company's management to make certain estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(2) ACQUISITIONS

    EMCO -- On January 2, 2001, Engineering Measurements Company ("EMCO"), a publicly held, Longmont, Colorado-based manufacturer of electronic and electromechanical precision instruments for measuring and controlling the flow of liquids, steam and gases, was merged with a wholly owned subsidiary of the Company. The Company paid the EMCO shareholders cash in an aggregate amount of approximately $30 million. The acquisition was accounted for using the purchase method of accounting, and the operating results of EMCO are reflected in the accompanying condensed consolidated financial statements prospectively from the date of acquisition. The purchase price was allocated to the net assets of EMCO as summarized below:

                                            (In thousands)
                                            (UNAUDITED)
Cash and cash equivalents                  $    459
Marketable securities                           674
Accounts receivable                           1,167
Inventories                                   1,678
Deferred income tax assets, current             584
Other current assets                             88
Fixed assets                                  4,596
Goodwill and intangibles                     23,152
Accounts payable                               (355)
Accrued payroll                                (405)
Other accrued expenses                         (391)
Deferred income tax liability                  (856)
                                           --------
                                           $ 30,391
                                           ========

    SEKIDENKO, INC. -- On August 18, 2000, Sekidenko, Inc. ("Sekidenko"), a privately held, Vancouver, Washington state-based supplier of optical fiber thermometers to the semiconductor capital equipment industry, was merged with a wholly owned subsidiary of the Company. The Company issued 2.1 million shares of its common stock to the former shareholders of Sekidenko.

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

                                                          NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2000
                                                            (UNAUDITED)
                                                           (IN THOUSANDS)
Sales:
  Pre-Noah and Sekidenko mergers
    Advanced Energy ................................        $  67,171
    Noah ...........................................            3,080
    Sekidenko ......................................            4,777
  Advanced Energy and Noah combined before Sekidenko
     merger ........................................          123,190
  Sekidenko before Sekidenko merger ................            7,034
  Post-Sekidenko merger ............................           51,794
                                                            ---------
     Consolidated ..................................        $ 257,046
                                                            =========

Net income:
  Pre-Noah and Sekidenko mergers
    Advanced Energy ................................        $   9,996
    Noah ...........................................               43
    Sekidenko ......................................            1,198
  Advanced Energy and Noah combined before Sekidenko
     merger ........................................           20,809
  Sekidenko before Sekidenko merger ................            1,367
  Noah merger costs ................................           (2,333)
  Post-Sekidenko merger ............................           11,815
  Sekidenko merger costs ...........................           (2,250)
                                                            ---------
     Consolidated ..................................        $  40,645
                                                            =========


    LITMAS -- During 1998 the Company acquired a 29% ownership interest in LITMAS, a privately held, North Carolina-based start-up company that designs and manufactures plasma gas abatement systems and high-density plasma sources. The purchase price consisted of $1 million in cash. On October 1, 1999, the Company acquired an additional 27.5% interest in LITMAS for an additional $560,000. The purchase price consisted of $385,000 in the Company's common stock and $175,000 in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $523,000 allocated to intangible assets as goodwill. The results of operations of LITMAS have been consolidated in the accompanying condensed consolidated financial statements from the date the controlling interest of 56.5% was acquired. On October 1, 2000, the Company acquired an additional 3.0% interest in LITMAS for an additional $250,000, bringing the Company's ownership interest in LITMAS to 59.5%.

(3) MARKETABLE SECURITIES - TRADING

    MARKETABLE SECURITIES - TRADING consisted of the following:


                                   SEPTEMBER 30,     DECEMBER 31,
                                       2001            2000
                                   (UNAUDITED)      (UNAUDITED)
                                   -----------      -----------
                                           (IN THOUSANDS)
Commercial paper ...........        $121,231        $ 85,827
Municipal bonds and notes ..           6,413          54,022
Mutual funds ...............             924          17,962
Treasury bills and other ...              41              --
                                    --------        --------
Total marketable securities         $128,609        $157,811
                                    ========        ========


    These marketable securities are stated at period end market value, and have original costs of $128,580,000 and $157,112,000 as of September 30, 2001 and December 31, 2000, respectively. Included in the above balances is accrued interest income of $29,000 and $699,000 as of September 30, 2001 and December 31, 2000, respectively.

 (4) ACCOUNTS RECEIVABLE - TRADE

    ACCOUNTS RECEIVABLE - TRADE consisted of the following:

                                       SEPTEMBER 30,     DECEMBER 31,
                                          2001             2000
                                       (UNAUDITED)       (UNAUDITED)
                                       -----------       -----------
                                              (IN THOUSANDS)
Domestic ......................        $ 14,436         $ 41,545
Foreign .......................          24,541           31,971
Allowance for doubtful accounts          (1,034)            (784)
                                       --------         --------
Trade accounts receivable .....          37,943           72,732
Related parties ...............              84               38
Other .........................           3,546            3,775
                                       --------         --------
Total accounts receivable .....        $ 41,573         $ 76,545
                                       ========         ========



(5) INVENTORIES

    INVENTORIES consisted of the following:

                               SEPTEMBER 30,   DECEMBER 31,
                                  2001           2000
                               (UNAUDITED)    (UNAUDITED)
                               -----------    -----------
                                    (IN THOUSANDS)
Parts and raw materials        $31,524        $34,462
Work in process .......          2,674          3,777
Finished goods ........         12,610          7,027
                               -------        -------
Total inventories .....        $46,808        $45,266
                               =======        =======



(6) INVESTMENTS - AVAILABLE FOR SALE AND OTHER

    In the third quarter of 2000 the Company exercised warrants of a supplier in a cashless transaction and received 458,000 shares of the supplier's common stock, which is publicly traded. Concurrent with the exercise, the Company sold 320,000 shares of the supplier's common stock and recognized a gain of approximately $4.8 million. The remaining 138,000 shares have been classified as available-for-sale securities and are reflected as an investment of approximately $1.4 million in the accompanying balance sheet. Also included in investments is $700,000 of private company equity securities accounted for under the cost method.

    In April 2000 the Company agreed to pay a total of $1.5 million to a privately held, early-stage developer of equipment productivity management software ("Private Company") for certain rights to use technology in connection with products sold or to be developed by the Company. As part of the $1.5 million payments, the Company also received warrants to purchase 900,000 shares (as adjusted for subsequent splits) of Private Company common stock for $0.056 per share. The payments have been allocated $1,450,000 to the licensed technology rights and $50,000 to the warrants. Subsequently, the Company was also issued 75,000 shares of Private Company common stock as consideration for guaranteeing an office lease through April 2005.

    In July 2000 the Company and other investors purchased unsecured bridge notes and common stock of Private Company. The Company invested $2.5 million and received notes valued at $2,472,000 and 166,667 shares of Private Company common stock valued at $28,000. The notes are convertible into shares of preferred stock of Private Company, if and when Private Company completes a subsequent placement of preferred stock. The common shares and warrants of Private Company currently held by the Company, if exercised, would represent not more than 8% ownership, assuming no other dilutive securities of Private Company were exercised.

    During the third quarter of 2001 the Company advanced an additional $2.7 million to Private Company in the form of non-convertible loans collateralized by all of Private Company's intellectual and proprietary property. The 2001 advances by the Company funded losses incurred by Private Company during the quarter ended September 30, 2001, and therefore, the Company has reflected those losses as Other Operating Expenses in the amount of $1.2 million. The Company will record additional losses in future quarters to the extent that Private Company incurs losses that are funded solely by the Company. The Company advanced an additional $850,000 to Private Company through November 2001. The Company has no formal commitment to make additional advances to Private Company, but future advances may be made at the Company's discretion until Private Company has developed or arranged other means of funding.

(7) STOCKHOLDERS' EQUITY

    STOCKHOLDERS' EQUITY consisted of the following:

                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                             2001               2000
                                                                         (UNAUDITED)         (UNAUDITED)
                                                                         -----------         -----------
                                                                          (IN THOUSANDS, EXCEPT PAR VALUE)
Common stock, $0.001 par value, 55,000 and 40,000 shares
  authorized, respectively; 31,795 and 31,537 shares issued and
  outstanding, respectively ......................................        $      32         $      32
Additional paid-in capital .......................................          129,873           124,930
Retained earnings ................................................          100,034           116,971
Deferred compensation ............................................           (1,360)           (1,620)
Unrealized holding gains on available-for-sale securities ........            1,024             1,365
Cumulative translations adjustments ..............................           (1,899)           (2,880)
                                                                          ---------         ---------
Total stockholders' equity .......................................        $ 227,704         $ 238,798
                                                                          =========         =========

(8) ACCOUNTING POLICIES

    COMPREHENSIVE INCOME -- Comprehensive income for the Company consists of net
(loss) income, unrealized holding (loss) gain on available-for-sale securities and foreign currency translation adjustments as presented below:

                                                              NINE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                                (UNAUDITED)           (UNAUDITED)
                                                                -----------           -----------

                                                                         (IN THOUSANDS)
Net (loss) income, as reported .........................           $(16,937)           $ 40,645
Adjustment to arrive at comprehensive net (loss) income:
  Unrealized holding (loss) gain on available-for-sale
    marketable securities...............................               (341)              4,194
  Cumulative translation adjustment ....................                981              (1,578)
                                                                   --------            --------
Comprehensive net (loss) income ........................           $(16,297)           $ 43,261
                                                                   ========            ========


    SEGMENT REPORTING -- SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Management operates and manages the Company's business as one operating segment, because all of its products and systems have similar economic characteristics and production processes. Since the Company operates in one segment, all financial segment information required by SFAS No. 131 is found in the accompanying condensed consolidated financial statements.

    DERIVATIVE INSTRUMENTS -- In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company, as required, adopted SFAS No. 133, as amended by SFAS No. 137, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific, hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The Company will not seek specific hedge accounting treatment for its foreign currency forward contracts. The adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations.

    The Company's subsidiary Advanced Energy Japan K.K. enters into foreign currency forward contracts to buy U.S. dollars to mitigate currency exposure from its payable position arising from trade purchases and intercompany transactions with its parent. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in other currencies will be adversely affected by changes in exchange rates. Foreign currency forward contracts are entered into with a major commercial Japanese bank that has a high credit rating, and the Company does not expect the counterparty to fail to meet its obligations under outstanding contracts. Foreign currency gains and losses under the above arrangements are not deferred. The Company generally enters into foreign currency forward contracts with maturities ranging from one to four months, with contracts outstanding at September 30, 2001 maturing through January 2002. All forward contracts are held until maturity. At September 30, 2001, the Company held foreign forward exchange contracts with nominal amounts of $8,000,000 and market settlement amounts of $8,038,000 for an unrealized loss position of $38,000 that has been included in other income and expense in the accompanying condensed consolidated statement of operations.

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

    BUSINESS COMBINATIONS, INTANGIBLE ASSETS AND GOODWILL -- In June 2001 the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17, "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company's prospective financial statements may be significantly affected by the results of future periodic tests for impairment. In addition, the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

    During the second quarter of 2001, the Company terminated the operations of its Tower Electronics, Inc. subsidiary ("Tower") and its Fourth State Technology ("FST") product line, due to declining sales of their respective products, loss of key customers, terminations of key employees and some customers' newly developed in-house capabilities. The Company reached this decision during the second quarter of 2001 after its determination that the long-term outlook for these businesses to generate cash flow was impaired, and as part of its strategic restructuring, determined that these businesses were no longer part of the Company's main focus. The Company recorded a charge of $3.6 million of goodwill impairment related to the termination of operations of Tower and a charge of $1.8 million of goodwill impairment related to the termination of the FST product line. These amounts represented the carrying values of these assets prior to these writedowns. These charges are disclosed as "Goodwill Impairment" in the Operating Expenses section of the accompanying unaudited condensed consolidated statement of operations.

    During the second quarter of 2001, the Company implemented a restructuring program that resulted in the reduction of approximately 135 regular employees. The reduction in force began and was completed during the second quarter of 2001. The Company recorded a restructuring charge of approximately $614,000 related primarily to severance and fringe benefits. In addition, the number of temporary and contract workers employed by the Company was also reduced. The Company paid cash to the affected employees in this amount during the second quarter of 2001, and the remaining liability is not significant.

    RECLASSIFICATIONS -- Certain prior period amounts have been reclassified to conform to the current period presentation.

(9) CONVERTIBLE SUBORDINATED NOTES PAYABLE

    In November 1999 the Company issued $135 million of 5.25% convertible subordinated notes. These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year beginning May 15, 2000. Net proceeds to the Company were approximately $130.5 million, after deducting $4.5 million of offering costs, which have been capitalized and are being amortized over a period of seven years. Holders of the notes may convert the notes at any time into shares of the Company's common stock, at $49.53 per share. The Company may redeem the notes on or after November 19, 2002 at a redemption price of 103.00% times the principal amount, and may redeem at successively lesser amounts thereafter until November 15, 2006, at which time the Company may redeem at a redemption price equal to the principal amount. At September 30, 2001, approximately $1.6 million of interest expense related to these notes was accrued as a current liability.

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

    In August 2001 the Company issued $125 million of 5.00% convertible subordinated notes. These notes mature September 1, 2006, with interest payable on March 1st and September 1st of each year beginning March 1, 2002. Net proceeds to the Company were $121.25 million, after deducting $3.75 million of offering costs, which have been capitalized and are being amortized over a period of five years. Holders of the notes may convert the notes at any time before maturity into shares of the Company's common stock, at $29.83 per share, and the conversion rate is subject to adjustment in certain circumstances. The Company may convert the notes, in whole or in part, at any time before September 4, 2004, at certain redemption prices plus accrued and unpaid interest, if any, to the date of redemption if the closing price of the Company's common stock exceeds certain prices and meets other conditions. Upon provisional redemption, if the discretionary redemption right is exercised, the Company will make an additional payment in cash with respect to the notes called for redemption in an amount equal to $150.56 per $1,000 principal amount of notes, less the amount of any interest paid on the note. The Company may also make this additional payment in shares of its common stock, and any such payment will be valued at 95% of the average of certain closing prices of the Company's common stock. The Company will be obligated to make an additional payment on all notes called for provisional redemption. The Company may also redeem the notes with accrued interest through, but excluding, the redemption date, from September 4, 2004 through August 31, 2005 at 102% times the principal amount, from September 1, 2005 through August 31, 2006 at 101% times the principal amount, and thereafter at 100% of the principal amount. The notes are subordinated to the Company's present and potential future senior debt, and are effectively subordinated in right of payment to all indebtedness and other liabilities of the Company's subsidiaries. At September 30, 2001, approximately $600,000 of interest expense related to these notes was accrued as a current liability.

(10) LITIGATION RECOVERY

    In March 2001 the Company received a $1.5 million settlement for recovery of legal expenses pertaining to a patent-infringement suit in which the Company was the plaintiff.

(11) SUBSEQUENT EVENTS

    On October 15, 2001, in response to the continuing downturn in the semiconductor capital equipment industry, the Company announced a reduction in force totaling approximately 107 regular employees. The reduction in force is expected to be completed in the fourth quarter of 2001, and will result in a charge of approximately $2.5 million related to severance, fringe benefits and facilities consolidation costs.

    On November 2, 2001, the Company filed a registration statement on Form S-3, related to the registration of its 5.00% convertible subordinated notes. This registration will enable the holders of the notes to trade the notes in the open market.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

    This Form 10-Q, including the following discussion, contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are other than historical information are forward looking statements. For example, statements relating to our beliefs, expectations and plans are forward looking statements, as are statements that certain actions, conditions or circumstances will occur or continue. Forward looking statements involve risks and uncertainties. As a result, actual results may differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences or prove any forward looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the following:

         - changes or slowdowns in economic conditions in the semiconductor and semiconductor capital equipment industries or other industries in which our customers operate;

         -        changes in customers' inventory management practices;

         - timing and challenges of integrating recent and potential future acquisitions;

         - component shortages or allocations or other factors that change our levels of inventory or substantially increase our spending on inventory;

         -        introduction of new products by our competitors; and

         -        our ability to attract and retain key personnel.

For a discussion of these and other factors that may impact our realization of our forward looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2000, Part I "Cautionary Statements - Risk Factors."

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

    Sales were $96.3 million in the third quarter of 2000 and $38.7 million in the third quarter of 2001, representing a decrease of 60%. Sales in the third quarter of 2001 decreased 16% from sales of $46.2 million in the second quarter of 2001. The third quarter of 2001 included sales by EMCO, a wholly owned subsidiary we acquired on January 2, 2001, which was accounted for by the purchase method of accounting.

    The fourth quarter of 2000 was the eighth consecutive quarter of sales growth, which was primarily attributable to capacity expansion and increased investment in advanced technology by the semiconductor industry, which began transitioning to smaller device sizes, new materials such as copper, and 300mm wafer processing. This resulted in increased demand for our systems from manufacturers of semiconductor capital equipment.

    During the first quarter of 2001 and continuing through the third quarter of 2001, a worldwide slowdown in demand for semiconductors resulted in a sudden and rapid decline in demand for semiconductor manufacturing equipment. Inventory buildups, slower than expected personal computer sales and slower global economic growth resulted in reduced capital investment by semiconductor manufacturers and their suppliers. Our experience has shown that our sales to semiconductor capital equipment customers is highly correlated to the volatile and cyclical activity in this industry, which results from changes in the macroeconomic environment, changes in semiconductor supply and demand, and rapid technological advances in both semiconductor devices and wafer fabrication processes.

     Our sales to the semiconductor capital equipment industry in the third quarter of 2001 decreased 73% from sales to that industry from the third quarter of 2000, and decreased 35% from sales to that industry from the second quarter of 2001. We expect sales to the semiconductor capital equipment industry for the fourth quarter of 2001 to be significantly lower than the comparable quarter in 2000.

    Our sales to the data storage industry decreased 49% from the third quarter of 2000 to the third quarter of 2001, but increased 79% from the second quarter of 2001 to the third quarter of 2001. The increase was due primarily to sales to the digital video disk and compact disk markets. Sales to the flat panel display industry decreased 52% from the third quarter of 2000 to the third quarter of 2001, and were flat from the second quarter of 2001 to the third quarter of 2001. Sales to advanced product applications industries decreased 6% from the third quarter of 2000 to the third quarter of 2001.

    The following tables summarize net sales and percentages of net sales by customer type for the three-month periods ended September 30, 2001 and 2000:

                                     THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------
                                            2001            2000
                                            ----            ----
                                              (IN THOUSANDS)
Semiconductor capital equipment ..        $18,073        $67,142
Data storage .....................          4,093          8,034
Flat panel display ...............          3,722          7,733
Advanced product applications ....          9,064          9,641
Customer service technical support          3,770          3,767
                                          -------        -------
                                          $38,722        $96,317
                                          =======        =======

                                      THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------
                                          2001         2000
                                          ----         ----
Semiconductor capital equipment ..         47%         70%
Data storage .....................         10           8
Flat panel display ...............         10           8
Advanced product applications ....         23          10
Customer service technical support         10           4
                                          ---         ---
                                          100%        100%
                                          ===         ===

    The following tables summarize net sales and percentages of net sales by geographic region for the three-month periods ended September 30, 2001 and 2000:

                               THREE MONTHS ENDED SEPTEMBER 30,
                               --------------------------------
                                  2001          2000
                                  ----          ----
                                    (IN THOUSANDS)
United States and Canada        $21,524        $69,251
Europe .................          8,703         14,480
Asia Pacific ...........          8,390         12,561
Rest of world ..........            105             25
                                -------        -------
                                $38,722        $96,317
                                =======        =======

                           THREE MONTHS ENDED SEPTEMBER 30,
                           --------------------------------
                                2001         2000
                                ----         ----
United States and Canada         56%         72%
Europe .................         22          15
Asia Pacific ...........         22          13
Rest of world ..........         --          --
                                ---         ---
                                100%        100%
                                ===         ===


   GROSS MARGIN

    Our gross margin was 48.6% in the third quarter of 2000 and 28.5% in the third quarter of 2001. The decrease was due to lower absorption of manufacturing overhead and fixed costs. The new facilities we added in Fort Collins, Colorado in the first quarter of 2001 to increase our manufacturing capacity increased our fixed lease and depreciation costs. This, in addition to the decline in units manufactured, adversely impacted absorption of overhead. Any further decreases in our level of sales in the future could have an additional negative impact on our gross margin.

   RESEARCH AND DEVELOPMENT EXPENSES

    We invest in research and development to identify new technologies, develop new products and improve existing product designs. Our research and development expenses were $9.7 million in the third quarter of 2000 and $11.0 million in the third quarter of 2001, representing an increase of 13%. The increase is primarily due to increases in payroll and materials and supplies for new product development, and partly due to the inclusion of EMCO research and development expenses in the third quarter of 2001. As a percentage of sales, research and development expenses increased from 10.0% in the third quarter of 2000 to 28.3% in the third quarter of 2001 because of the higher spending and lower sales levels.

    We believe continued investment in the research and development of new systems is critical to our long-term strategy and our ongoing commitment to product development to serve new and existing markets, and we continue to invest in new product development during industry downturns. Since our inception, the majority of our research and development costs generally have been internally funded and all have been expensed as incurred.

   SALES AND MARKETING EXPENSES

    Our sales and marketing expenses support domestic and international sales and marketing activities which include personnel, trade shows, advertising, and other marketing activities. Sales and marketing expenses were $6.2 million in the third quarter of 2000 and $5.7 million in the third quarter of 2001, representing a 9% decrease. The decrease is primarily due to lower payroll, travel and distribution costs partially offset by the inclusion of EMCO selling and marketing expenses in the third quarter of 2001. As a percentage of sales, sales and marketing expenses increased from 6.5% in the third quarter of 2000 to 14.7% in the third quarter of 2001 because of the lower sales levels.

   GENERAL AND ADMINISTRATIVE EXPENSES

    Our general and administrative expenses support our worldwide financial, administrative, information systems and human resources functions. General and administrative expenses were $6.7 million in the third quarter of 2000 and $4.8 million in the third quarter of 2001, representing a 29% decrease. The decrease is primarily due to lower payroll and purchased services, partially offset by higher goodwill amortization resulting from the acquisition of EMCO. Goodwill amortization related to our other businesses was lower due to a charge of $5.4 million of goodwill impairment separately reported in the second quarter of 2001. As a percentage of sales, general and administrative expenses increased from 7.0% in the third quarter of 2000 to 12.4% in the third quarter of 2001 because of the lower sales levels.

    We continue to implement our management system software, including the replacement of existing systems in our domestic and foreign locations. We expect that charges related to personnel training and implementation of our management system software will continue through 2002.

   OTHER OPERATING EXPENSES

    In September 2001 we recognized a $1.2 million charge related to the funding of losses incurred by a private company technology investment, which is detailed in Note 6.

   OTHER (EXPENSE) INCOME

    Other expense (income) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gain, loss, income and expense items. Other income was $5.6 million in the third quarter of 2000, primarily due to a $4.8 million gain on a sale of an investment. Other expense was $711,000 in the third quarter of 2001, and included $1.3 million of interest income offset by $1.9 million of interest expense, $107,000 of foreign currency gain and $226,000 of other expenses.

   (BENEFIT) PROVISION FOR INCOME TAXES

    The income tax provision for the third quarter of 2000 was $10.2 million and represented an effective tax rate of 38%. The income tax benefit for the third quarter of 2001 was $4.7 million. Changes in our earnings relative to the earnings of our foreign subsidiaries affected our consolidated effective tax rate. We adjust our provision for income taxes periodically based upon the anticipated tax status of our foreign and domestic entities.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

   SALES

    Sales were $257.0 million for the first nine months of 2000 and $159.6 million for the first nine months of 2001. The decrease was attributable to decreased sales to semiconductor capital equipment, data storage and flat panel display customers. Sales to the United States, Canada, Europe and Asia Pacific were lower in the first nine months of 2001 when compared to the first nine months of 2000. Sales in the first nine months of 2001 included sales by EMCO, a wholly owned subsidiary we acquired in January 2001.

     The following tables summarize net sales and percentages of net sales by customer type for the nine-month periods ended September 30, 2001 and 2000:

                                       NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------
                                            2001             2000
                                            ----             ----
                                                (IN THOUSANDS)
Semiconductor capital equipment ..        $ 96,876        $179,227
Data storage .....................           8,576          19,404
Flat panel display ...............          14,167          21,363
Advanced product applications ....          28,357          25,784
Customer service technical support          11,631          11,268
                                          --------        --------
                                          $159,607        $257,046
                                          ========        ========

                                      NINE MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------
                                          2001         2000
                                          ----         ----
Semiconductor capital equipment ..         61%         70%
Data storage .....................          5           8
Flat panel display ...............          9           8
Advanced product applications ....         18          10
Customer service technical support          7           4
                                          ---         ---
                                          100%        100%
                                          ===         ===

     The following tables summarize net sales and percentages of net sales by geographic region for the nine-month periods ended September 30, 2001 and 2000:

                              NINE MONTHS ENDED SEPTEMBER 30,
                              -------------------------------
                                  2001            2000
                                  ----            ----
                                     (IN THOUSANDS)
United States and Canada        $102,885        $185,470
Europe .................          24,323          38,117
Asia Pacific ...........          31,833          33,147
Rest of world ..........             566             312
                                --------        --------
                                $159,607        $257,046
                                ========        ========

                           NINE MONTHS ENDED SEPTEMBER 30,
                           -------------------------------
                                 2001        2000
                                 ----        ----
United States and Canada         64%         72%
Europe .................         15          15
Asia Pacific ...........         21          13
Rest of world ..........         --          --
                                ---         ---
                                100%        100%
                                ===         ===

   GROSS MARGIN

    Our gross margin was 49.0% in the first nine months of 2000 and 31.4% in the first nine months of 2001. The decrease was due to lower absorption of manufacturing overhead and fixed costs and a $7.1 million writedown related to the identification and future disposal of excess and obsolete inventory and additional warranty provision recorded to reflect our current experience and anticipated incremental repairs and retrofits. The new facilities we added in Fort Collins, Colorado in the first quarter of 2001 to increase our manufacturing capacity increased our fixed lease and depreciation costs. This, in addition to the decline in units manufactured, adversely impacted absorption of overhead. Also, the sudden and pronounced decline in demand caused a significant increase in inventories deemed to be excessive or obsolete. Any further decreases in our level of sales in the future could have an additional negative impact on our gross margin.

   RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $26.3 million in the first nine months of 2000 and $34.4 million in the first nine months of 2001, representing an increase of 31%. The increase is primarily due to increases in payroll, materials and supplies, purchased services and higher infrastructure costs for new product development, and partly due to the inclusion of EMCO research and development expenses in the first nine months of 2001. As a percentage of sales, research and development expenses increased from 10.2% in the first nine months of 2000 to 21.6 % in the first nine months of 2001 because of the higher spending and lower sales levels.

   SALES AND MARKETING EXPENSES

    Sales and marketing expenses were $17.5 million in the first nine months of 2000 and $18.3 million in the first nine months of 2001, representing a 5% increase. The increase is primarily due to the inclusion of EMCO sales and marketing expenses in the first nine months of 2001. We incurred these expenses to continue to increase our sales management and product management capabilities. As a percentage of sales, sales and marketing expenses increased from 6.8% in the first nine months of 2000 to 11.5% in the first nine months of 2001 because of the higher spending and lower sales levels.

   GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $18.2 million in the first nine months of 2000 and $16.6 million in the first nine months of 2001, representing a 9% decrease. The decrease is primarily due to lower spending for payroll and purchased services, partially offset by higher goodwill amortization resulting from the acquisition of EMCO. Goodwill amortization related to our other businesses was lower due to a charge of $5.4 million of goodwill impairment separately reported in the second quarter of 2001. As a percentage of sales, general and administrative expenses increased from 7.1% in the first nine months of 2000 to 10.4% in the first nine months of 2001.

   RESTRUCTURING AND MERGER COSTS AND OTHER OPERATING EXPENSES

     In April 2000 the Company acquired Noah Holdings, Inc. ("Noah") in a pooling of interests under the previous rules of Accounting Principles Board
(APB) Opinion No. 16. The merger involved the exchange of 687,000 shares of Advanced Energy common stock for the privately held common stock of Noah. As part of the business combination, we took a charge of $2.3 million in the second quarter of 2000 for merger costs, which cannot be capitalized and which in certain cases were nondeductible for income tax purposes. In July 2001 the Financial Accounting Standards Board issued SFAS No. 141, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

     In July 2000 we announced the consolidation of our Tower Electronics facility in Fridley Minnesota, into our existing facility in Voorhees, New Jersey. We recorded a restructuring charge of $1.0 million in the third quarter of 2000 related to the consolidation, which was completed during the fourth quarter of 2000.

     In August 2000 the Company acquired Sekidenko, Inc. ("Sekidenko") in a merger that was accounted for as a pooling of interests. This merger involved the exchange of 2.1 million shares of Advanced Energy common stock for the privately held common stock of Sekidenko. As part of the business combination, we took a charge of $2.3 million in the third quarter of 2000 for merger costs, which cannot be capitalized and which in certain cases were nondeductible for income tax purposes.

     During the second quarter of 2001, in response to the downturn in the semiconductor capital equipment industry, we implemented two reductions in force totaling approximately 135 regular employees and recorded a charge of $614,000 for restructuring and severance costs, including fringe benefits. In addition, we also reduced the number of temporary and contract workers. We paid cash to the affected employees in this amount during the second quarter of 2001, and at September 30, 2001 the remaining liability was not significant.

    In September 2001 we recognized a $1.2 million charge related to the funding of losses incurred by a private company technology investment, which is detailed in Note 6.

   OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gain, loss, income and expense items. Other income was $6.4 million in the first nine months of 2000, primarily due to a $4.8 million gain on a sale of an investment and net interest income from marketable securities we hold. Other expense was $594,000 in the first nine months of 2001, due primarily to other non-operating corporate expenses. Net interest income and expense for the first nine months of 2001 netted to approximately $2,000 of income.

   (BENEFIT) PROVISION FOR INCOME TAXES

    The income tax provision for the first nine months of 2000 was $24.2 million and represented an effective tax rate of 37%. The income tax benefit for the first nine months of 2001 was $8.6 million. Changes in our earnings relative to the earnings of our foreign subsidiaries and the writedown of certain intangible assets affected our consolidated effective tax rate. We adjust our provision for income taxes periodically based upon the anticipated tax status of our foreign and domestic entities.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations, acquired equipment and met our working capital requirements through borrowings under our revolving lines of credit, long-term loans secured by property and equipment, cash flow from operations and proceeds from underwritten public offerings of our common stock and convertible subordinated debt.

    Operating activities provided cash of $12.3 million in the first nine months of 2000, primarily as a result of net income, exclusive of non-cash charges, reduced by a net increase in non-cash working capital, primarily accounts receivable and inventories of approximately $40.4 million. Operating activities provided cash of $2.3 million in the first nine months of 2001, primarily as a result of non-cash charges and a decrease in non-cash working capital, principally accounts receivable and inventories, of approximately $31.5 million.

    Investing activities used cash of $12.6 million in the first nine months of 2000, and included the purchase of marketable securities of $5.0 million, property and equipment for $8.7 million, investments of $1.0 million and advances under notes receivable of $2.5 million, partially offset by proceeds from the sale of an investment of $4.5 million and proceeds from the sale of equipment of $150,000. Investing activities used cash of $9.5 million in the first nine months of 2001, and included the acquisition of EMCO for $29.9 million, the purchase of property and equipment for $10.8 million, investments for $639,000 and net advances under notes receivable of $1.5 million, partially offset by the sale of marketable securities of $33.3 million.

    Financing activities provided cash of $4.0 million in the first nine months of 2000, and consisted primarily of $4.0 million from the exercise of employee stock options and sale of common stock through our employee stock purchase plan ("ESPP"). Financing activities provided cash of $122.2 million in the first nine months of 2001, and included proceeds of $121.25 million from convertible subordinated debt and $3.0 million from the exercise of employee stock options and sale of common stock through our ESPP, offset by $2.1 million of net decreases in notes payable and capital lease obligations.

    We plan to limit capital spending to items crucial to our operations through the remainder of 2001. Depreciation expense is projected to be approximately $2.7 million for the fourth quarter of 2001.

    As of September 30, 2001, we had working capital of $362.3 million. Our principal sources of liquidity consisted of $147.7 million of cash and cash equivalents, $128.6 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit. Advances under the revolving line of credit bear interest at either the prime rate (5.50% at October 31, 2001) minus 1.00% or the LIBOR 360-day rate 2.7188% at October 31,
2001) plus 175 basis points, at our option. All advances under the revolving line of credit will be due and payable May 2003. As of September 30, 2001 there were no advances outstanding on this line of credit.

    We believe that our cash and cash equivalents, marketable securities, cash flow from operations and available borrowings, will be sufficient to meet our working capital needs through at least the end of 2002. After that time, we may require additional equity or debt financing to address our working capital, capital equipment or expansion needs. In addition, any significant acquisitions we make may require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us.

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

    As of September 30, 2001, our investments consisted primarily of equity securities, commercial paper, municipal bonds and notes and money market mutual funds which had an original cost of $248.2 million, and earned approximately $1.2 million for the quarter then ended, at an average interest rate of approximately 2.9%. The impact on interest income of a decrease of ten percent in the average interest rate would have resulted in approximately $120,000 less interest income for the quarter ended September 30, 2001.

    As of September 30, 2001, all of our debt was at fixed interest rates. The impact on interest expense of a ten percent increase in the average interest rate would have been immaterial to our financial position and results of operations.

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

OTHER RISK

    We have invested in start-up companies and may in the future make additional investments in start-up companies that develop products which we believe may provide future benefits. The current start-up investments and any future start-up investments will be subject to all of the risks inherent in investing in companies that are not established, and may result in charges being recorded in our periodic statements of operations.

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

    None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         3.1  The Company's Restated Certificate of Incorporation, as amended(1)

         3.2  The Company's By-laws(2)

         4.1 Indenture dated August 27, 2001 between State Street Bank and Trust Company of California, N.A., as trustee, and the Company (including form of 5.00% Convertible Subordinated Note due September 1, 2006)(3)

         4.2 Registration Rights Agreement, dated as of August 22, 2001, between the Company and Goldman, Sachs and Co.(3)

---------------

         (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-26966), filed August 13, 2001.

         (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

         (3) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-26966), filed September 10, 2001.


(b) The Company filed a report on Form 8-K on July 11, 2001. The report contained the Company's press release, dated July 11, 2001, announcing the Company's financial results for the second fiscal quarter of 2001 and six-month period ended June 30, 2001.

         The Company filed a report on Form 8-K on September 10, 2001. The report described the Company's sale and issuance of $125 million of convertible subordinated notes payable due 2006 to qualified institutional buyers in a private placement. The closing of the offering took place on August 27, 2001, and resulted in net proceeds of approximately $121.25 million to the Company. The report also included a summary of the material provisions of the notes, the indenture and the registration rights agreement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 ADVANCED ENERGY INDUSTRIES, INC.


                 /s/ Michael El-Hillow
                 --------------------------------------
                 Michael El-Hillow

                 Senior Vice President, Chief Financial        November 13, 2001
                 Officer (Principal Financial Officer
                 and Principal Accounting Officer)

                                INDEX TO EXHIBITS

         3.1 The Company's Restated Certificate of Incorporation, as amended(1)

         3.2      The Company's By-laws(2)

         4.1 Indenture dated August 27, 2001 between State Street Bank and Trust Company of California, N.A., as trustee, and the Company (including form of 5.00% Convertible Subordinated Note due September 1, 2006)(3)

         4.2 Registration Rights Agreement, dated as of August 22, 2001, between the Company and Goldman, Sachs and Co.(3)

---------------

         (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-26966), filed August 13, 2001.

         (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

         (3) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-26966), filed September 10, 2001.