Form 10-K
period 2001-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2002-03-25
CIK 927003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended December 31, 2001.

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

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

                         COMMON STOCK, $0.001 PAR VALUE

                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |.

As of March 18, 2002, there were 31,892,670 shares of the Registrant's Common Stock outstanding and the aggregate market value of such stock held by non-affiliates of the Registrant was $644,805,530.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2002 are incorporated by reference into Part III of this Form 10-K.

                        ADVANCED ENERGY INDUSTRIES, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

PART I
    ITEM 1.   BUSINESS                                                         4
              EXECUTIVE OFFICERS OF THE REGISTRANT                            31
    ITEM 2.   PROPERTIES                                                      33
    ITEM 3.   LEGAL PROCEEDINGS                                               33
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS                                                       34

PART II
    ITEM 5.   MARKET PRICE FOR REGISTRANT'S COMMON STOCK AND
                RELATED STOCKHOLDER MATTERS                                   35
    ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA                            36
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                           37
    ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                   54
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     56
    ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURES                                                   84

PART III
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              85
    ITEM 11.  EXECUTIVE COMPENSATION                                          85
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                                85
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  85

PART IV
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K                                                   86

PART I

ITEM 1. BUSINESS

      GENERAL

      We design, manufacture and support a group of key subsystems for vacuum process systems. Our customers use our products in plasma-based thin-film processing equipment that is essential to the manufacture of semiconductors; compact disks, DVDs and other digital storage media; flat-panel computer and television screens; coatings for architectural glass and optics; and a power supply for advanced technology computer workstations.

      Our direct current (DC) and radio frequency (RF) power systems refine, modify and control the raw electrical power from a utility and convert it into power that is uniform and predictable. This allows manufacturing equipment to produce and deposit very thin films at an even thickness on a mass scale. Moreover, through our acquisitions of Engineering Measurements Company in January 2001 and Aera Japan Ltd. in January 2002, which provide gas flow products, and Noah Holdings, Inc. in April 2000 and Sekidenko, Inc. in August 2000, which provide thermal control and measurement products, we are a company that can provide best of breed components and systems that bring together technologies that provide our customers increased precision and productivity.

      We market and sell our systems primarily to large, original equipment manufacturers (OEMs) of semiconductor, flat panel display, data storage and other industrial thin film manufacturing equipment. We have sold our systems worldwide to more than 100 OEMs and directly to more than 500 end-users. Our principal customers include Applied Materials, Inc., Axcelis Technologies, Inc., Lam Research Corporation, Novellus Systems, Inc., ULVAC Technologies, Inc. and The Unaxis Corporation. Sales to customers in the semiconductor capital equipment industry comprised 59% of our sales in 2001, 70% in 2000 and 65% in 1999. We sell our systems primarily through direct sales personnel to customers in the United States, Europe and Asia, and through distributors in various regions outside the United States. International sales represented 36% of our sales in 2001, 28% in 2000 and 27% in 1999.

DEVELOPMENT OF COMPANY BUSINESS

      We incorporated in Colorado in 1981 and reincorporated in Delaware in 1995. In 1995 we effected the initial public offering of our Common Stock. Unless the context otherwise requires, as used in this Form 10-K, references to "Advanced Energy" refer to Advanced Energy Industries, Inc. and references to "we", "us", or "our" refer to Advanced Energy and its consolidated subsidiaries. Our executive offices are located at 1625 Sharp Point Drive, Fort Collins, Colorado 80525, and our telephone number is 970-221-4670.

PRODUCTS

      Our switchmode power conversion and control systems have advanced features, which have enabled our customers to develop new plasma-based processing applications. In 1982 we introduced our first low-frequency switchmode power conversion and control system specifically designed for use in plasma processes. In 1983, we introduced our first direct current (DC) system designed for use in physical vapor deposition (PVD) applications. This DC system is a compact, cost-effective power solution, which greatly reduces stored energy, a major limitation in PVD systems. We introduced a family of accessories for the DC product line in 1993. These pulsed DC products provided major improvements in arc prevention and suppression. We are currently extending the power range of our systems to much higher power levels to enable them to supply products for advanced product applications. We carried this technology further in 1995 when we introduced the Pinnacle series of DC systems, which we updated in 1997 with the Pinnacle-II.

      In 1989, we introduced our radio frequency (RF) power delivery systems, including power generators and automatic matching networks that are used to match the impedance of the plasma to the RF generators. In 1991, we introduced the first switchmode RF power conversion and control systems, the RFG / RFX II series, for use in semiconductor etch applications. This product line achieved significant design wins because of its smaller size and its ability to provide more precise control. In 1998, we developed the APEX series of RF generators and Navigator digital match networks, using new technology to further reduce size, more precisely control power delivery and extend the power range of our RF product line.

      The acquisition of RF Power Products in 1998 expanded our product line of RF generators and matching networks, so that we now offer solid state generators and matching networks for power requirements up to 10kW and frequencies into the high VHF range. We sell these primarily to capital equipment manufacturers in the semiconductor equipment, flat panel display, thin film and analytical equipment markets. Our RF generators and matching networks have average selling prices similar to our DC products.

      The acquisition of Noah Holdings, Inc. in 2000 expanded our product offerings to include solid-state temperature control systems for use in controlling temperatures during semiconductor manufacturing. The acquisition of Sekidenko, Inc. in 2000 expanded our product offerings to include optical fiber temperature measurement and control systems. The acquisition of EMCO in 2001 expanded our product offerings to include electronic and electromechanical precision instruments for measuring and controlling the flow of liquids, steam and gases. Subsequently, the acquisition of Aera in January 2002 expanded our product offerings to include mass flow gas controllers.

      We use ion source technology for products that produce a beam of ions for surface modification and other ion beam processes. We have developed a sophisticated pulsing power supply specifically for electroplating processes on semiconductor wafers.

      In collaboration with a major microprocessor manufacturer we have developed the Ikor product group of DC-DC converters specifically designed to power the new low voltage, high current microprocessors, application-specific integrated circuits (ASICs), logic and memory chips.

      The following chart sets forth our principal products and related information:

-----------------------------------------------------------------------------------------------
                                 PRODUCT           POWER/CURRENT          MAJOR PROCESS
                               DESCRIPTION             LEVEL               APPLICATIONS
-----------------------------------------------------------------------------------------------
                         Power control and        500W - 200kW      CVD
DIRECT CURRENT           conversion system                          PVD
      AND                                                               -Reactive sputtering
 LOW FREQUENCY                                                          -Metal sputtering
   PRODUCTS                                                             -Dual magnetron
                                                                    Electroplating
                                                                    Wafer handling

-----------------------------------------------------------------------------------------------
                         Power control and        500W - 10kW       Etch
     RADIO               conversion system                          CVD
   FREQUENCY
   PRODUCTS              ----------------------------------------------------------------------
                         Metrology                50W - 10kW        Diagnostic/control

-----------------------------------------------------------------------------------------------
                         Hydro and ultrasonic     N/A               Flow measurement
     FLOW                flow meters                                Non-invasive measurement
   PRODUCTS
                         ----------------------------------------------------------------------
                         Mass flow controllers    N/A               Semiconductor processes
                                                                    Fiber optics
                                                                    CVD
                                                                    CMP

-----------------------------------------------------------------------------------------------
                         Dynamic point-of-use     1.5kW - 4.25kW    Etch
  TEMPERATURE            and static                                 Strip
    CONTROL              thermoelectric chillers                    Track
   PRODUCTS
                         ----------------------------------------------------------------------
                         Non-contact optical      N/A               RTP
                         fiber thermometry                          CVD
                                                                    Strip

-----------------------------------------------------------------------------------------------
                         Closed drift             1kW - 10kW        PVD
    SOURCES                                                         Cleaning
   PRODUCTS                                                         Surface modification

                         ----------------------------------------------------------------------
                         Inductively coupled      1kW - 10kW        Chamber cleaning
                         plasma source                              Abatement

-----------------------------------------------------------------------------------------------
                         Low voltage/high         <1kW              Powering of next generation
  IKOR (NPSA)            current                                    microprocessors and ASICs
   PRODUCTS              power conversion
-----------------------------------------------------------------------------------------------

DIRECT CURRENT PRODUCTS

      The MDX Series. We introduced our MDX series of products in 1983. These products are most commonly used as DC power supplies for PVD sputtering where precise control, superior arc prevention and suppression and low stored energy characteristics are required. They are also used as bias supplies for RF sputtering, tool coating and some etching systems. The MDX series consists of six different product lines that provide a range of power levels from 500W to 120kW. Our second-generation product, the MDX II, was introduced in 1991 to support higher power levels, to provide wider output range, and to meet strict European regulatory requirements. A model in the MDX series, the MDX-L, was designed for especially high reliability and was introduced in 1992.

      The Pinnacle(TM) Platform. The Pinnacle platform, which we introduced in 1995, and updated with Pinnacle(TM) -II, in 1997, is the most recent general-purpose platform in the DC product line. We developed the Pinnacle primarily for use in DC PVD sputtering processes, and it provides substantial improvements in arc prevention, arc suppression capability, reduced size, higher precision and expanded control capability. The low stored energy of Pinnacle, a basic feature of our DC power conversion equipment, is due to the patented basic circuit topology.

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

      The PE Series. We introduced the PE low frequency power systems in 1982. The PE series systems are air cooled and primarily intended for use in certain PVD, chemical vapor deposition (CVD) and industrial surface modification applications, including dual cathode sputtering and printed circuit board de-smearing. The PE series systems range in frequency from 25kHz to 100kHz. The PE-II systems are water cooled and produce 10kW at 40kHz.

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

RADIO FREQUENCY PRODUCTS

      RF POWER GENERATORS

      LF (low frequency) Generators. The LF-5 is a 500W unit and the LF-10 is a 1kW unit. Both of these units are variable-frequency, microprocessor-controlled systems. With a frequency range extending from 50kHz to 460kHz, these generators are a good complement to the PD and PE series.

      PDX Series. The PDX series of mid-frequency power conversion and control systems, introduced in 1990, represented significant technological advancements by applying cost effective, single conversion, switchmode techniques to higher frequencies. Depending upon power levels and application, they are available as air or water cooled generators and are used primarily in semiconductor etch and CVD applications. Unlike the LF series, which is frequency agile, the PDX platform products are supplied at discrete frequencies from 275kHz to 400kHz. Some versions provide pulsed operation.

      HFV Series. Three versions of the HFV generator produce 3, 5, or 8kW of power at a variable frequency centered at about 2MHz for powering inductively coupled plasma (ICP) systems through a fixed element matching network. This platform is water cooled and ultra compact, providing up to 8kW of power in a 5-1/4 inch rack mount enclosure 20-1/4 inches deep.

      The RFG Series. The RFG and RFXII, introduced in the early 1990s, are water-cooled, full switchmode RF power conversion generators making extensive use of custom hybrid technologies. Versions of the RFG, targeted at OEM installations, and the full-featured microprocessor controlled RFXII, are currently available at frequencies of 4MHz and 13.56MHz, and in power levels up to 5 kW. They are extensively used in semiconductor processes, including CVD, RF sputtering, plasma etching/deposition and reactive ion etching.

      Apex Series. During 1998, we developed the Apex series of power control and conversion systems. Featuring extremely high power densities and sophisticated microprocessor control, this product line addresses the latest semiconductor industry trends, associated with 300mm wafer processing, for higher power levels and tighter control. The Apex series is highly configurable for OEM applications and includes models from 1.5kW to 10kW as well as many custom versions, intended for direct tool mounting, which include selectable fixed matches and post-match network RF instrumentation. The instrumentation can be used for plasma, chamber and/or process diagnostics or closed-loop control in conjunction with some of our other integrated system control products.

      The RF Series. The RF series products generate power between 500W and 5kW, and are selectively available with frequencies from 2MHz to 40MHz. They use simple, reliable AC transformer front ends and employ linear RF sections, permitting variable frequency and high-speed pulse operation.

      The Atlas(TM) Series. The Atlas power systems, introduced in 1998, combine the advantages of a modernized version of the linear RF sections of the RF series with a switchmode AC front end. These systems currently range in power up to 4kW and are targeted at applications requiring agile frequency control in the HF range or fixed frequency VHF operation up to 200MHz. These units complement the Apex series of fixed frequency, high efficiency HF range generators. Our customers can choose to have either the compact package of the fixed frequency Apex or, where required, the frequency agility or VHF capability of the Atlas systems.

      RF MATCHING NETWORKS

      Analog Control Matching Networks. The AZX, AM and Mercury series, impedance matching networks represent several generations of auto match networks. These match networks are designed as accessories to match the complex electrical impedance of the plasma to the 50-Ohm-output impedance of the generators, to permit maximum power transfer. These networks, utilizing servo motor driven, ceramic envelope, variable vacuum capacitors, are designed for specific impedance ranges, and some models handle input powers up to 30kW. Different mechanical packages and various servo control schemes are employed in the different series, supporting a wide variety of applications.

      Fixed and no-moving-part Variable Match Networks. We pioneered the use of fixed element and/or electronically variable element matches for use in load power regulated and frequency agile RF power delivery systems. In the early 1990s, we introduced the RFG 2K2V and Multi-function Adapter with fixed-element matching networks for use in a chamber-mount dielectric CVD system. This system provides significant cost savings and performance enhancements. In 1998, we introduced FTMS (Frequency Transformation Matching System), which is a solid state variable matching network with no moving parts. Used with the Atlas series of generators in a frequency-agile, tuned poly-etch system, this delivery system provides a wide impedance matching range, yet requires no servo controls or moving parts. We use this system in conjunction with our frequency-agile Atlas generators. The extension of this technology continues and is reflected in the incorporation of selectable fixed matches within custom Apex generator packages.

      Microprocessor Controlled Matching Networks. The most recent matching network platform we introduced is the Navigator series. This platform is highly modular and employs direct-coupled, microprocessor-controlled stepper motors to drive variable vacuum capacitors. This platform makes provisions for pre- and post-match RF parameter measurements. The microprocessor control enables sophisticated control algorithms to handle tough plasma matching applications that would be impossible with analog control schemes. The provision for post-match RF instrumentation (Navigator Z variations), within the controlled environment at the input to the chamber, has significant potential for improved processes through closed-loop control. Navigator series matching networks are being well received by OEMs for use in their next generation tools.

      RF INSTRUMENTATION

      Z-Scan(TM) Voltage-Current (V-I) Probe. This unit, first delivered in 1998, replaces the RFZ impedance probe we introduced in 1993. Z-Scan measures the RF properties of a plasma process and provides condensed information through its Z-Ware software. The sensing technology incorporated in the Z-Scan probe allows accurate, real-time measurement of power, voltage, current and impedance levels at both fundamental and harmonic frequencies, under actual powered process conditions. Such measurements not only help our customers design their process systems, but are also used as sensitive detectors of process conditions, including etch endpoint.

      FLOW PRODUCTS

      Our acquisition of Engineering Measurements Company in 2001 expanded our product offerings to flow meters, providing applications to measure de-ionized
(DI), ultra-pure and waste water steams and gases, among other materials. Our acquisition of Aera Japan Limited in January 2002 expanded our offerings to thermal-based, pressure-based and liquid-based mass flow controllers for applications in semiconductor processes, fiber optics, CVD and chemical mechanical planarization (CMP).

      TEMPERATURE CONTROL PRODUCTS

      Our acquisition of Noah Holdings, Inc. in 2000 expanded our product offerings to temperature control products, including dynamic point-of-use thermoelectric chillers and static thermoelectric chillers with power levels from 500W to 4.25kW for etch, strip and track applications. Our acquisition of Sekidenko, Inc., also in 2000, expanded our offerings to non-contact optical fiber thermometry for rapid thermal processing (RTP), CVD and strip applications.

      SOURCES PRODUCTS

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

      IKOR (NEW POWER SUPPLY ARCHITECTURE) PRODUCTS

      Ikor - formerly New Power Supply Architecture ("NPSA"). In 1998, we embarked on a program to adapt our high frequency technology to the powering of microprocessors, which now require higher currents at lower voltages, and which require the powering source to be extremely agile (able to handle rapidly changing power drains). Our technology permits smaller, less expensive power regulators, which are stable under high rates of change of current draw, without the use of expensive and unreliable electrolytic capacitors.

MARKETS AND CUSTOMERS

      MARKETS

      Most of our sales historically have been to customers in the semiconductor capital equipment industry. Sales to customers in this industry represented 59% of our sales in 2001, 70% in 2000 and 65% in 1999. Our power conversion and control systems are also used in the flat panel display, data storage and advanced product applications markets. Following is a discussion of the major markets for our systems:

      SEMICONDUCTOR CAPITAL EQUIPMENT MANUFACTURING MARKET. We sell our products primarily to semiconductor capital equipment manufacturers for incorporation into equipment used to make integrated circuits. Our products are currently used in a variety of applications including dielectric and metal film deposition, etch, ion implantation, photo-resist strip and megasonic cleaning. The precise control over plasma-based processes enables the production of integrated circuits with reduced feature sizes and increased speed and performance. We anticipate that the semiconductor capital equipment industry will continue to be a substantial part of our business for the foreseeable future.

      DATA STORAGE MANUFACTURING EQUIPMENT MARKETS. We also sell systems to data storage equipment manufacturers and to data storage device manufacturers for use in producing a variety of products, including CDs, CD-ROMs and DVDs and computer hard disks, including both media and thin film heads. These products use a PVD process to produce optical and magnetic thin film layers, as well as a protective wear layer. In this market the trend towards higher recording densities is driving the demand for increasingly dense, thinner and more precise films. The use of equipment incorporating magnetic media to store analog and digital data continues to expand with the growth of the laptop, desktop and workstation computer markets and the consumer electronics audio and video markets.

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

      APPLICATIONS

      We have sold our products for use in connection with the following processes and applications:

       SEMICONDUCTOR                       DATA STORAGE              FLAT PANEL DISPLAY           ADVANCED PRODUCT APPLICATIONS
Chemical vapor deposition         CD-ROMs                         Active matrix LCDs          Automobile coatings
  (CVD) (metal and dielectric)    CDs                             Digital micro-mirror        Chemical, physical and materials
                                                                                              research
Plasma-enhanced CVD               Recordable CDs                  Field emission displays     Circuit board etch-back and de-smear
High-density plasma CVD           DVDs                            Large flat panel displays   Consumer product coatings
Etch                              Hard disk carbon wear coatings  LCD projection              Diamond-like coatings
Ion implantation                  Hard disk magnetic media        Liquid crystal displays     Food package coatings
Magnet field controls             Magneto-optic CDs               Medical applications        Glass coatings
Megasonic cleaning                Thin film heads                 Plasma displays             Optical coatings
Photo-resist stripping                                                                        Photovoltaics
Physical vapor deposition (PVD)                                                               Superconductors
Solid state temperature controls
Optical fiber thermometers
Mass flow controllers

      CUSTOMERS

      We have sold our systems worldwide to more than 100 OEMs and directly to more than 500 end users. Our ten largest customers accounted for 53% of our total sales in 2001, 72% in 2000 and 67% in 1999. We expect that sales of our products to these customers will continue to account for a high percentage of our sales in the foreseeable future. Representative customers include:

           Advanced Micro Devices               Mitsubishi
           Applied Films                        Motorola
           Applied Materials                    National Semiconductor
           Axcelis                              Novellus
           Guardian Glass                       Samsung
           Hewlett-Packard                      Singulus
           IBM                                  Texas Instruments
           Intel                                Tokyo Electron
           Intevac                              Trikon
           Lam Research                         ULVAC
           LSI Logic                            Unaxis
           Mattson Technologies                 Veeco


      Applied Materials, our largest customer, accounted for 24% of our sales in 2001, 39% in 2000 and 34% in 1999. No other customer exceeded 10%. See Note 16 to our financial statements.

      Our backlog was $16.3 million at December 31, 2001, $69.7 million at December 31, 2000 and $34.0 million at December 31, 1999.

MARKETING, SALES AND SERVICE

      We sell our systems primarily through direct sales personnel to customers in the United States, Europe and Asia. Our sales personnel are located at our headquarters in Fort Collins, Colorado, and in sales offices in San Jose, California; and Concord, Massachusetts. To serve customers in Asia and Europe, we have offices in Tokyo, Japan; Filderstadt, Germany; Bicester, England; Bundang, South Korea; Taipei Hsien, Taiwan;

and Shenzhen, China. In connection with the acquisition of Aera in 2002, we now have sales offices in Hachioji, Japan; Austin, Texas; Bundang, South Korea; Hsinchu, Taiwan; Dresden and Kirchheim, Germany; and Edinburgh, Scotland. These offices have primary responsibility for sales in their respective markets. We also have distributors outside the United States.

      Sales outside the United States represented approximately 36% of our total sales during in 2001, 28% in 2000 and 27% in 1999. We expect sales outside the United States to continue to represent a significant portion of future sales. Although we have not experienced any significant difficulties involving international sales, such sales are subject to certain risks, including exposure to currency fluctuations, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and taxes and longer payment cycles typically associated with international sales. Our future performance will depend, in part, upon our ability to compete successfully in Japan, one of the largest markets for semiconductor fabrication equipment and flat panel display equipment, and a major market for data storage and other industrial equipment utilizing our systems. The Japanese market has historically been difficult for non-Japanese companies to penetrate. Although a number of our significant non-Japanese customers have established operations in Japan, and we have operations there ourselves that are recently expanded with our acquisition of Aera, there can be no assurance that we or our customers will be able to maintain or improve our competitive positions in Japan.

      We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers. We maintain customer service offices in Fort Collins, Colorado; Voorhees, New Jersey; Vancouver, Washington; Tokyo, Japan; Filderstadt, Germany; Bundang, South Korea; Taipei Hsien, Taiwan; and Shenzhen, China. Noah and Sekidenko maintain customer service offices in Vancouver, Washington. EMCO has a repair facility in Longmont, Colorado. Aera has customer service offices in most of its principal locations.

      We offer warranty coverage for our systems after shipment against defects in design, materials and workmanship, for periods ranging from 12 to 36 months, with the majority of our products having terms ranging from 18 to 24 months.

MANUFACTURING

      We have manufacturing locations in Fort Collins and Longmont, Colorado; Voorhees, New Jersey; and Vancouver, Washington. In connection with the acquisition of Aera, we now have manufacturing facilities in Hachioji, Japan; Austin, Texas; Bundang, South Korea; Dresden, Germany; and Edinburgh, Scotland. We generally manufacture different systems at each facility. Our manufacturing activities consist of the assembly and testing of components and subassemblies, which are then integrated into our final products. Once final testing of all electrical and electro-mechanical subassemblies is completed, the final product is subjected to a series of reliability enhancing operations prior to shipment to customers. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We outsource some of our subassembly work.

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

INTELLECTUAL PROPERTY

      We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. We currently hold 45 United States patents and 14 foreign patents covering various aspects of our products, and have over 30 patent applications pending in the United States, Europe and Japan. We do not have patent protection for our intellectual property in several countries in which we do business, and we have limited patent protection in certain other countries. The costs of applying for patents in foreign countries and translating the applications into foreign languages require us to select carefully the inventions for which we apply for patent protection and the countries in which we seek such protection. Generally, we have concentrated our efforts to obtain international patents in the United Kingdom, Germany, France, Italy and Japan because there are other manufacturers and developers of power conversion and control systems in those countries, as well as customers for those systems.

      Litigation may from time to time be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. See "Cautionary Statements - Risk Factors - We are highly dependent on our intellectual property but may not be able to protect it adequately" and "--Intellectual property litigation is costly."

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

      The markets in which we compete have seen an increase in global competition, especially from Japanese- and European-based equipment vendors. We have several foreign and domestic competitors for each of our product lines. Some of these competitors are larger and have greater resources than we have. Our ability to continue to compete successfully in these markets depends on our ability to make timely introductions of system enhancements and new products. Our primary competitors are ENI, a subsidiary of MKS Instruments; Applied Science and Technology (ASTeX), another subsidiary of MKS Instruments; Huettinger Elektronik; Shindingen; Kyosan Electric; Comdel; STEC; Kinetics; Mykrolis Corp.; and Daihen Corp. Our competitors are expected to continue to improve the design and performance of their systems and to introduce new systems with competitive performance characteristics. We believe we will be required to maintain a high level of investment in research and development and sales and marketing in order to remain competitive.

OPERATING SEGMENT

      We operate and manage our business of supplying products and systems for plasma-based manufacturing processes as one segment.

RESEARCH AND DEVELOPMENT

      The market for our subsystems for vacuum process systems and related accessories is characterized by ongoing technological changes. We believe that continued and timely development of new products and enhancements to existing systems to support OEM requirements is necessary for us to maintain a competitive position in the markets we serve. Accordingly, we devote a significant portion of our personnel and financial resources to research and development projects and seek to maintain close relationships with our customers and other industry leaders to remain responsive to their product requirements. Research and development expenses were $45.2 million in 2001, $37.0 million in 2000 and $28.3 million in 1999, representing 23.3% of total sales in 2001, 10.2% in 2000 and 14.0% in 1999. We believe that continued research and development investment and ongoing development of new products are essential to the expansion of our markets, and expect to continue to make significant investments in research and development activities.

NUMBER OF EMPLOYEES

      As of December 31, 2001, we had a total of 1,185 employees, of whom 1,164 are full-time continuous employees. There is no union representation of our employees, and we have never experienced a work stoppage. We utilize temporary employees as a means to provide additional staff while reviewing the performance of the temporary employee. We consider our employee relations to be good. The acquisition of Aera has added approximately 220 people to our workforce.

EFFECTS OF ENVIRONMENTAL LAWS

      We are subject to federal, state and local environmental laws and regulations, as well as the environmental laws and regulations of the foreign federal and local jurisdictions in which we have manufacturing facilities. We believe we are in material compliance with all such laws and regulations.

CAUTIONARY STATEMENTS - RISK FACTORS

      This Form 10-K includes "forward-looking statements" within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained or incorporated by reference in this Form 10-K, other than statements of historical fact, are "forward-looking statements." For example, statements relating to our beliefs, expectations, plans and projections are forward-looking statements, as are statements that specified actions or circumstances will continue or change. In some cases, forward-looking statements can be identified by the inclusion of words such as "believe," "expect," "plan," "anticipate," "estimate" and similar words.

      Some of the forward-looking statements in this Form 10-K are expectations or projections relating to:

            -     customer inventory levels, needs and order levels;

            -     our future revenues;

            -     our future gross profit;

            -     market acceptance of our products;

            -     research and development expenses;

            -     selling, marketing, general and administrative expenditures;

            -     capital resources sufficiency and availability;

            -     potential acquisitions;

            -     capital expenditures;

            -     restructuring activities and expenses; and

            -     general economic conditions in the U.S. and worldwide.

      Our actual results could differ materially from those projected or assumed in our forward-looking statements, because forward-looking statements by their nature are subject to risks and uncertainties. Factors that could contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable, include the factors described in this section. Other factors, including factors which we do not now consider material, also might contribute to the differences between our forward-looking statements and our actual results. We assume no obligation to update any forward-looking statement or the reasons why our actual results might differ.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH COULD NEGATIVELY IMPACT THE MARKET PRICES OF OUR SECURITIES.

      Our quarterly operating results have fluctuated significantly and we expect them to continue to experience significant fluctuations. Downward fluctuations in our quarterly results historically have resulted in decreases in the price of our common stock. Quarterly operating results are affected by a variety of factors, many of which are beyond our control. These factors include:

            - changes or slowdowns in economic conditions in the semiconductor and semiconductor capital equipment industries and other industries in which our customers operate;

            -     the timing and nature of orders placed by major customers;

            -     changes in customers' inventory management practices;

            - customer cancellations of previously placed orders and shipment delays;

            -     pricing competition from our competitors;

            -     component shortages resulting in manufacturing delays;

            -     the introduction of new products by us or our competitors;

            - costs incurred by responding to specific feature requests by customers; and

            -     declines in macroeconomic conditions.

      In addition, companies in the semiconductor capital equipment industry and other electronics companies experience pressure to reduce costs. Our customers exert pressure on us to reduce prices, shorten delivery times and extend payment terms. These pressures could lead to significant changes in our operating results from quarter to quarter. These changes often occur quickly and make it difficult for us to predict our revenues or operating results. For example, our ability to predict future operating results is quite low given the current uncertainty in virtually all forms of technology spending.

      In the past, we have incurred charges and costs related to events such as acquisitions, restructuring and storm damages. In addition, we have from time to time incurred charges and costs related to new technologies that are being developed by others. The occurrence of similar events in the future could adversely affect our operating results in the applicable quarter.

      Our operating results in one or more future quarters may fall below the expectations of analysts and investors. In those circumstances, the trading price of our common stock would likely decrease and, as a result, any trading price of our convertible notes may decrease.

THE SEMICONDUCTOR AND SEMICONDUCTOR CAPITAL EQUIPMENT INDUSTRIES ARE HIGHLY VOLATILE, AND OUR OPERATING RESULTS ARE AFFECTED TO A LARGE EXTENT BY EVENTS IN THOSE INDUSTRIES.

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

      During downturns, some of our customers have drastically reduced their orders to us and have implemented substantial cost reduction programs. The semiconductor industry is currently involved in one of the most significant downturns in its history and there is no reason to believe that this situation will significantly improve in the near term. Sales to customers in the semiconductor capital equipment industry accounted for 59% of our total sales in 2001, 70% in 2000 and 65% in 1999. We expect that our business will continue to depend significantly on the semiconductor and semiconductor capital equipment industries for the foreseeable future.

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE, WHICH COULD LEAD TO FLUCTUATING PRICES FOR OUR CONVERTIBLE NOTES, LOSSES FOR INDIVIDUAL INVESTORS AND COSTLY SECURITIES CLASS ACTION LITIGATION.

      The market for technology stocks, including our common stock, has experienced significant price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of the companies. From our IPO in November 1995 through March 18, 2002, the closing prices of our common stock on the Nasdaq National Market have ranged from $3.50 to $73.25. The market for our common stock, and any market for our convertible notes, likely will continue to be subject to fluctuations. Many factors could cause the trading price of our common stock and notes to fluctuate substantially, including the following:

            - future announcements concerning our business, technology, customers or competitors;

            -     variations in our operating results;

            - introduction of new products or changes in product pricing policies by us, our competitors or our customers;

            - changes in earnings estimates by securities analysts or announcements of operating results that are not aligned with the expectations of analysts and investors;

            -     reduced spending for consumer electronic items;

            - the economic and competitive conditions in the industries in which our customers operate; and

            -     general stock market trends.

      In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation often has been brought against that company. Many technology companies have been subject to this type of litigation. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources, which could significantly harm our business, financial condition and results of operations.

A SIGNIFICANT PORTION OF OUR SALES IS CONCENTRATED AMONG A FEW CUSTOMERS.

      Our ten largest customers accounted for 53% of our total sales in 2001, 72% in 2000 and 67% in 1999. Our largest customer, Applied Materials, accounted for 24% of our total sales in 2001, 39% in 2000 and 34% in 1999. The loss of any of these customers or a material reduction in any of their purchase orders would significantly harm our business, financial condition and results of operations.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE.

      We face substantial competition, primarily from established companies, some of which have greater financial, marketing and technical resources than we do. Our primary competitors are ENI, a subsidiary of MKS Instruments; Applied Science and Technology (ASTeX), another subsidiary of MKS Instruments; Huettinger Elektronik; Shindingen; Kyosan Electric; Comdel; STEC; Kinetics; Mykrolis; and Daihen. We expect that our competitors will continue to develop new products in direct competition with ours, improve the design and performance of their systems and introduce new systems with enhanced performance characteristics.

      To remain competitive, we need to continue to improve and expand our systems and system offerings. In addition, we need to maintain a high level of investment in research and development and expand our sales and marketing efforts, particularly outside of the United States. We may not be able to make the technological advances and investments necessary to remain competitive.

      New products developed by competitors or more efficient production of their products could increase pressure on the pricing of our systems. In addition, electronics companies, including companies in the semiconductor capital equipment industry, have been facing pressure to reduce costs. Either of these factors may require us to make significant price reductions to avoid losing orders. Further, our current and prospective customers consistently exert pressure on us to lower prices, shorten delivery times and improve the capability of our systems. Failure to respond adequately to these pressures could result in a loss of customers and orders.

WE RECENTLY ACQUIRED A NUMBER OF COMPANIES AND TECHNOLOGIES, AND PLAN TO CONTINUE SEEKING ACQUISITIONS, BUT MIGHT NOT BE ABLE TO INTEGRATE OUR ACQUISITIONS SUCCESSFULLY OR EFFICIENTLY.

      We have significantly expanded our product offerings through acquisitions and continue to seek acquisition opportunities actively. Prior to 1997, we did not make any significant acquisitions. In the three years from 1997 through 1999, we acquired five companies. In 2000 and 2001, we acquired three companies and entered into a strategic partnership arrangement with one other company. In January 2002, we acquired Aera Japan Limited, a Japanese corporation with approximately $110 million in revenues in its fiscal year ended June 2001 and approximately 220 employees in six locations worldwide.

      Integrating the companies and technologies that we have acquired has placed substantial demands on our management team. Further, the increased pace of our acquisitions has required us to try to integrate multiple acquisitions simultaneously. This has decreased the time and effort that management can give to integrating each acquisition, while continuing to manage our existing business.

      Some of our acquisitions have been in technology and geographic markets in which we have limited experience. We might not be able to compete successfully in these markets or operate the acquired businesses efficiently. While we may be able to reduce some costs through consolidation, such as the elimination of redundant locations and personnel, other unanticipated costs of operating acquired companies or integrating them into our operations may emerge after acquisition. Our business and results of operations could be adversely affected if integrating our acquisitions results in substantial costs, delays or other operational or financial problems.

      Future acquisitions could place additional strain on our operations and management. Our ability to manage future acquisitions will depend on our success in:

            -     evaluating new markets and investments;

            -     monitoring operations of acquired companies;

            - controlling costs and unanticipated expenses of acquired companies;

            -     integrating acquired operations and personnel;

            - retaining existing customers and strategic partners of acquired companies;

            -     maintaining effective quality controls of acquired companies;
                  and

            - expanding our internal management, technical and accounting systems.

FUTURE ACQUISITIONS MAY RESULT IN DILUTION TO EXISTING STOCKHOLDERS, ADVERSELY AFFECT OUR FINANCIAL RESULTS OR THE MARKET PRICE OF OUR SECURITIES OR LIMIT OUR FINANCIAL FLEXIBILITY.

      In connection with future acquisitions we may issue equity securities, incur or assume debt, recognize substantial one-time expenses or create goodwill or other intangible assets that could result in significant amortization expense or future charges for impairment. Parties to whom we issue equity securities in acquisitions may seek to liquidate their ownership following an acquisition, which may lead to increased pressure on the market price of our stock and convertible notes. The market price of our securities may also decline upon announcement of an acquisition, if investors do not view it favorably. Also, many acquisition opportunities are for foreign companies or for divisions of larger companies, for whom cash is generally a more attractive consideration than securities. The use of cash for these acquisitions may reduce our future financial flexibility.

WE MIGHT NOT BE SUCCESSFUL IN ACQUIRING THE COMPANIES OR DEVELOPING THE TECHNOLOGIES NECESSARY TO IMPLEMENT OUR BUSINESS STRATEGY.

      We continue to look for ways to expand our product offerings to existing customers, to new customers and into new markets through acquisitions, internal development and refinement of technologies, and sales and marketing efforts. However, whether or not we are successful in implementing our goal of becoming a single-source provider of integrated solutions will depend on many factors, several of which are out of our control. For example, we may not be able to identify or acquire companies or develop internally products which complement our present product offerings. If we identify appropriate target companies or technologies, we may not be able to afford to acquire them or may be otherwise unsuccessful in doing so due to market conditions, competition, failure to agree on terms and other circumstances. Implementation of our growth, acquisition and product integration strategy may be delayed or altered as these factors affect management's acquisition and development decisions.

OUR NEWLY ACQUIRED FOREIGN OPERATIONS, AS WELL AS OUR FOREIGN SALES AND SERVICE OFFICES, PRESENT DIFFICULTIES THAT WE HAVE LIMITED EXPERIENCE ADDRESSING.

      Our acquisition of Aera Japan Limited significantly increased our operations outside of the United States. In addition to our operations in Japan, we maintain sales and service offices in Germany, South Korea, the United Kingdom, Taiwan and China. In implementing our business strategy, we may acquire other companies or relocate some of our current domestic operations outside of the United States.

      Our foreign operations subject us to risks and uncertainties that we have limited experience addressing. For example, we face greater difficulty outside the United States:

            -     managing and staffing our offices;
            -     safeguarding our intellectual property;
            - understanding and complying with local business customs and laws; and
            - competing for customers and supplies with companies based in the foreign country.

            In addition, our foreign operations are subject to risks in each country, including:

            -     currency controls and exchange rate fluctuations;
            -     government regulations and controls; and
            -     political and economic instability.

      Our ability to integrate the operations of Aera Japan Limited and our overall financial results might be adversely affected, if we are unable to address these difficulties and risks successfully.

WE MIGHT NOT BE ABLE TO COMPETE SUCCESSFULLY IN INTERNATIONAL MARKETS OR MEET THE SERVICE AND SUPPORT NEEDS OF OUR INTERNATIONAL CUSTOMERS.

      Our customers increasingly require service and support on a worldwide basis as the markets in which we compete become increasingly globalized. Our success in competing in international markets is subject to our ability to manage various risks and difficulties, including:

            - compliance with product safety requirements and standards that are different from those of the United States;
            -     barriers to entry;
            -     import and export requirements and controls;
            -     trade restrictions;
            - collecting past due accounts receivable from foreign customers; and
            -     changes in tariffs and taxes.

      Sales to customers outside the United States accounted for 36% of our total sales in 2001, 28% in 2000 and 27% in 1999. As a result of our acquisition of Aera Japan Limited, we expect international sales to represent a larger portion of our future sales. Providing support services for our systems on a worldwide basis also is subject to various risks, including:

            -     our ability to hire qualified support personnel;
            -     maintenance of our standard level of support;
            - difficulties managing overseas distributors and representatives; and
            -     differences in local customs and practices.

      Our ability to implement our business strategies and maintain market share will be jeopardized, if we are unable to manage these risks successfully.

FLUCTUATIONS IN THE CURRENCY EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND FOREIGN CURRENCIES COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

      A portion of our sales is subject to currency exchange risk as a result of our international operations. Approximately 25% of our revenues in 2001 were subject to this risk. As a result of our expanded international operations and sales, including through the acquisition of Aera Japan Limited, we expect a greater portion of our future revenues to be subject to this risk.

      We have experienced fluctuations in foreign currency exchange rates, particularly against the Japanese yen, which have negatively affected our operating results from time to time. We have in the past entered into various forward foreign exchange contracts to mitigate currency fluctuations in the yen and intend to continue to do so. We have not employed derivative techniques with respect to any other currencies. Our current or any future derivative techniques might not protect us adequately against substantial currency fluctuations.

SHORTAGES OF COMPONENTS NECESSARY FOR OUR PRODUCT ASSEMBLY CAN DELAY OUR SHIPMENTS.

      Manufacturing our products and control systems for the semiconductor capital equipment industry requires numerous electronic components. Dramatic growth in the electronics industry has significantly increased demand for these components. This demand has resulted in periodic shortages and allocations of needed components, and we expect to experience additional shortages and allocations from time to time. Shortages and allocations could cause shipping delays for our systems, adversely affecting our results of operations. Shipping delays also could damage our relationships with current and prospective customers.

OUR DEPENDENCE ON SOLE AND LIMITED SUPPLIERS COULD AFFECT OUR ABILITY TO MANUFACTURE PRODUCTS AND SYSTEMS.

      We rely on sole and limited source suppliers for some of our components and subassemblies that are critical to the manufacturing of our systems. This reliance involves several risks, including the following:

            - the potential inability to obtain an adequate supply of required components;

            - reduced control over pricing and timing of delivery of components; and

            - the potential inability of our suppliers to develop technologically advanced products to support our growth and development of new systems.

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

OUR CURRENT AND FUTURE INVESTMENTS IN START-UP COMPANIES MIGHT NOT BE ECONOMICALLY OR OTHERWISE REWARDING AND MIGHT CAUSE US TO REALIZE LOSSES.

      We have invested in start-up companies that develop products and technologies that we believe may provide us with future benefits. These investments may not provide us with any benefit, and we may not achieve any economic return on any of these investments. Our investments in these start-up companies are subject to all of the risks inherent in investing in companies that are not established. We could lose all or any part of our investments in these companies. Over the last twelve months the implied value of a number of start-up companies has decreased dramatically and a number of technology companies have been forced to write off all or a portion of their investments in these companies. In 2001, we recorded a writedown related to an investment in a start-up company totaling $6.8 million.

      As we make additional investments, we may be required to reflect all or a portion of such investments as a charge against earnings or record our share of the start-up company's income or losses. As of December 31, 2001, the aggregate book value of our investments in start-up companies was $1.1 million.

WE ARE HIGHLY DEPENDENT ON OUR INTELLECTUAL PROPERTY BUT MAY NOT BE ABLE TO PROTECT IT ADEQUATELY.

      Our success depends in part on our proprietary technology. We attempt to protect our intellectual property rights through patents and non-disclosure agreements. However, we might not be able to protect our technology, and competitors might be able to develop similar technology independently. In addition, the laws of some foreign countries might not afford our intellectual property the same protections as do the laws of the United

States. Our intellectual property is not protected by patents in several countries in which we do business, and we have limited patent protection in some other countries. The costs of applying for patents in foreign countries and translating the applications into foreign languages require us to select carefully the inventions for which we apply for patent protection and the countries in which we seek protection. Generally, we have concentrated our efforts to obtain international patents in the United Kingdom, Germany, France, Italy and Japan because there are other manufacturers and developers of similar products and control systems in those countries, as well as customers for those systems. Our inability or failure to obtain adequate patent protection in a particular country could threaten our ability to compete effectively in that country.

      Our patents also might not be sufficiently broad to protect our technology, and any existing or future patents might be challenged, invalidated or circumvented. Additionally, our rights under our patents may not provide meaningful competitive advantages.

INTELLECTUAL PROPERTY LITIGATION IS COSTLY.

      We do not believe that any of our products are infringing any patents or proprietary rights of others, although infringements may exist or might occur in the future and are currently alleged in a litigation in which we are a defendant. Litigation may be necessary to enforce patents issued to us, to protect our trade secrets or know-how, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. This type of litigation often requires substantial management time and attention, as well as financial and other resources. We currently are in litigation with a subsidiary of MKS Instruments. The litigation involves our inductively coupled plasma source product line, which has represented less than 5% of our total revenues since January 1, 2000. This and other litigation in the future may result in substantial costs and diversion of our efforts.

      An adverse determination in any current or future litigation could cause us to lose proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses or alternative technologies from others or prevent us from manufacturing or selling our products and impact future revenue. Any of these events could threaten our business, financial condition and results of operations.

WE MUST CONSTANTLY DEVELOP AND SELL NEW SYSTEMS IN ORDER TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE.

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

WE CONDUCT MANUFACTURING AT ONLY A FEW SITES AND OUR SITES ARE NOT GENERALLY INTERCHANGEABLE.

      We conduct the majority of our manufacturing at our facilities in Fort Collins and Longmont, Colorado; Voorhees, New Jersey; and Vancouver, Washington. In connection with the acquisition of Aera, we now have major manufacturing facilities in Hachioji, Japan and Austin, Texas and smaller sites in Bundang, South Korea; Dresden, Germany; and Edinburgh, Scotland. Each facility generally manufactures different systems and, therefore, is not readily interchangeable. In July 1997, a severe rainstorm in Fort Collins caused substantial damage to our Fort Collins facilities and to some equipment and inventory. The damage caused us to stop manufacturing at that facility temporarily and prevented us from resuming full production there until mid-September 1997. Our insurance policies did not cover all of the costs that we incurred in connection with the rainstorm. Future natural or other uncontrollable occurrences at any of our primary manufacturing facilities that negatively impact our manufacturing processes may not be fully covered by insurance and could cause significant harm to our operations and results of operations.

WE MUST MAINTAIN MINIMUM LEVELS OF CUSTOMIZED INVENTORY TO SUPPORT SOME CUSTOMER DELIVERY REQUIREMENTS.

      We must keep a relatively large number and variety of customized systems in our inventory to meet client delivery requirements. Our inventory may become obsolete as we develop new systems and as our customers develop new systems. Inventory obsolescence could have a material adverse effect on our financial condition and results of operations.

WARRANTY COSTS ON CERTAIN PRODUCTS MAY BE EXCESSIVE.

      In recent years we have experienced higher than expected levels of warranty costs on certain products. We have been required to repair, rework, and in some cases, replace, the products. Warranty costs in 2001 were higher than expected by more than $3 million. If such problems persist in the future, our results of operations may be materially adversely affected.

WE ARE SUBJECT TO NUMEROUS GOVERNMENTAL REGULATIONS.

      We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products and control systems. We must ensure that our systems meet safety and emissions standards, many of which vary across the states and countries in which our systems are used. For example, the European Union has published directives specifically relating to power supplies. We must comply with these directives in order to ship our systems into countries that are members of the European Union. In the past, we have invested significant resources to redesign our systems to comply with these directives. We believe we are in compliance with current applicable regulations, directives and standards and have obtained all necessary permits, approvals and authorizations to conduct our business. However, compliance with future regulations, directives and standards could require us to modify or redesign some systems, make capital expenditures or incur substantial costs. If we do not comply with current or future regulations, directives and standards:

            -     we could be subject to fines;
            -     our production could be suspended; or
            - we could be prohibited from offering particular systems in specified markets.

WE LEASE OUR FORT COLLINS, COLORADO FACILITIES AND A CONDOMINIUM FROM ENTITIES IN WHICH TWO INDIVIDUALS WHO ARE INSIDERS AND MAJOR STOCKHOLDERS HAVE FINANCIAL INTERESTS.

      We lease our executive offices and manufacturing facilities in Fort Collins, Colorado from Prospect Park East Partnership and from Sharp Point Properties, LLC. Douglas S. Schatz, our Chairman, President and Chief Executive Officer, holds a 26.7% interest in each of the leasing entities. G. Brent Backman, a member of our board of directors, holds a 6.6% interest in each of the leasing entities. Aggregate rental payments under these leases for 2001 totaled approximately $2.23 million. We also lease a condominium in Breckenridge, Colorado to provide rewards and incentives to our customers, suppliers and employees. We lease the condominium from AEI Properties, a partnership in which Mr. Schatz holds a 60% interest and Mr. Backman holds a 40% interest. Aggregate payments under the condominium lease for 2001 totaled approximately $47,000. As of December 31, 2001, Mr. Schatz owned approximately 34.7% of our common stock, and Mr. Backman owned approximately 3.8% of our common stock. It is possible that the interests of these individuals may not coincide with our interests with respect to these properties.

OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK, WHICH COULD ENABLE THEM TO CONTROL OUR BUSINESS AND AFFAIRS.

      Our executive officers and directors owned approximately 39.8% of our common stock outstanding as of December 31, 2001. Douglas S. Schatz, our Chairman, President and Chief Executive Officer, owned approximately 34.7% of our common stock outstanding as of December 31, 2001. These stockholdings give our executive officers and directors collectively, and Mr. Schatz individually, significant voting power. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, our executive officers collectively may be able to elect all of the members of our board of directors and to control our business affairs for the foreseeable future.

WE RECENTLY HAVE INCREASED OUR LEVERAGE SIGNIFICANTLY.

      In August 2001, we issued $125 million of convertible notes. As a result of this indebtedness, our principal and interest payment obligations increased and such debt increased from $81.6 million to $206.6 million at that time. This debt is due in 2006. The degree to which we will be leveraged could adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control. Our note holders and other creditors might require us to sell some of our assets, terminate some of our operations or take other actions, including completely liquidating the company, if we are unable to meet our debt service obligations.

ANTI-TAKEOVER PROVISIONS LIMIT THE ABILITY OF A PERSON OR ENTITY TO ACQUIRE CONTROL OF US AND MAY ADVERSELY AFFECT THE VALUE OF OUR COMMON STOCK AND OUR CONVERTIBLE NOTES.

            Our certificate of incorporation and bylaws include provisions which:

            - allow the board of directors to issue preferred stock with rights senior to those of the common stock without any vote or other action by the holders of the common stock;

            - limit the right of our stockholders to call a special meeting of stockholders; and

            - impose procedural and other requirements that could make it difficult for stockholders to effect particular corporate actions.

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

EXECUTIVE OFFICERS OF THE COMPANY

      Our executive officers and their ages as of February 28, 2002 are as follows:

          NAME                AGE                                        POSITION
          ----                ---                                        --------
Douglas S. Schatz             56     Chief Executive Officer and Chairman of the Board
James F. Gentilcore           49     Executive Vice President and Chief Operating Officer
Michael El-Hillow             50     Senior Vice President of Finance and Administration and Chief Financial Officer
Richard P. Beck               68     Senior Vice President and Director (former Chief Financial Officer)
James R.  Gordley             50     Vice President and General Manager, Flow Products
Joseph R. Monkowski, Ph.D.    48     Senior Vice President, Business Development
William A. Ruff               51     Vice President and General Manager, RF Products
Brenda M. Scholl              45     Vice President and General Manager, DC Products
Richard A. Scholl             63     Senior Vice President and Chief Technology Officer

----------

      DOUGLAS S. SCHATZ is a co-founder and has been our Chief Executive Officer and Chairman of the Board since our incorporation in 1981. From our incorporation to July 1999, Mr. Schatz also served as our President. In March 2001 he began serving again as our President. Since December 1995, Mr. Schatz has also served as a director of Advanced Power Technology, Inc., a publicly held company which provides high power, high voltage and high performance semiconductors and power modules.

      JAMES F. GENTILCORE became Executive Vice President and Chief Operating Officer in February 2001. He joined us in March 1996 as Vice President of Sales and Marketing. He became Senior Vice President of Sales and Marketing in April 1998 and President of Advanced Energy Voorhees, Inc. in October 1999. In January 2001 he became President of EMCO. From 1990 to 1996 he served with MKS Instruments Inc. and held the position of Vice President, Marketing.

      MICHAEL EL-HILLOW joined us in October 2001 as Senior Vice President of Finance and Administration and Chief Financial Officer, replacing Mr. Beck. From April 1997 to July 2001, Mr. El-Hillow was Senior Vice President and Chief Financial Officer at Helix Technology Corporation. He was Senior Vice President and Chief Financial Officer of Spike Broadband Systems, Inc. from July 2001 to October 2001. Prior to Helix he was Vice President, Finance, Treasurer and Chief Financial Officer at A.T. Cross Company and an audit partner at Ernst & Young.

      RICHARD P. BECK joined us in March 1992 as Vice President and Chief Financial Officer and became Senior Vice President in February 1998. He joined our board of directors in September 1995. In October 2001, Mr. Beck announced that he will retire in mid-2002 and will work with Mr. El-Hillow through a transition period. In addition to Advanced Energy, Mr. Beck is also Chairman of the Board of Applied Films Corporation, a director of TTM

Technologies, Inc. and a director of Photon Dynamics, Inc., all publicly held companies.

      JAMES R. GORDLEY joined us in February 1998 as Vice President of Sales, and became Vice President of Mergers and Acquisitions in August 2000. In January 2002 he became Vice President and General Manager, Flow Products. Prior to joining us, he was Vice President of Sales at Semitool's Thermal Products Division from 1989 to 1998. Prior to Semitool he had various marketing positions with 3M.

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

      WILLIAM A. RUFF joined us in 1990 as the Product Manager - RF Power Systems. From 1995 to 1997 he was the Business Unit Engineering Manager - Applied Materials Business Unit, and from 1997 to 1999 he was an Engineering Director of Advanced Energy. In 1999 Mr. Ruff became Vice President Engineering, Advanced Energy Voorhees, Inc. In March 2001 he became President, Advanced Energy Voorhees, Inc., and in May 2001 became Vice President and General Manager, RF Products. Prior to joining us, Mr. Ruff held various engineering positions in other technology companies.

      BRENDA M. SCHOLL joined us in 1988 as Product Manager for DC products and held several positions in marketing thereafter, until becoming Vice President and General Manager, DC Products in May 2001. Prior to joining us, she held positions in marketing and sales for Varian Associates and LFE Corporation.

      RICHARD A. SCHOLL joined us in 1988 as Vice President, Engineering. Mr. Scholl became our Chief Technology Officer in September 1995. Prior to joining us, Mr. Scholl was General Manager, Vacuum Products Division at Varian Associates, Inc., a manufacturer of high-technology systems and components.

ITEM 2. PROPERTIES

      Information concerning our principal properties is set forth below:

LOCATION                TYPE             PRINCIPAL USE                  SQ. FOOTAGE   OWNERSHIP
--------                ----             -------------                  -----------   ---------
Tempe, AZ               Office           Distribution                         2,000      Leased
Milpitas, CA            Office           Distribution                         9,000      Leased
San Jose, CA            Office           Distribution                        20,000      Leased
Fort Collins, CO        Office, plant    Headquarters,                      297,000      Leased
                                         Research and development,
                                         Manufacturing, Distribution
Longmont, CO            Office, plant    Research and development,           45,000      Owned
                                         Manufacturing, Distribution
Matthews, NC            Office, plant    Research and development,           10,000      Leased
                                         Manufacturing, Distribution
Voorhees, NJ            Office, plant    Research and development,           78,000      Leased
                                         Manufacturing, Distribution
Beaverton, OR           Office           Distribution                         2,000      Leased
Austin, TX              Office, plant    Manufacturing, Distribution         26,000      Leased
Dallas, TX              Office           Distribution                         2,000      Leased
Vancouver, WA           Office, plant    Research and development,           32,000      Leased
                                         Manufacturing, Distribution
Shenzhen, China         Office           Distribution                         3,000      Leased
Bicester, England       Office           Distribution                         1,000      Leased
Dresden, Germany        Office, plant    Manufacturing, Distribution          2,000      Leased
Filderstadt, Germany    Office           Research and development,            9,000      Leased
                                         Distribution
Kirchheim, Germany      Office           Distribution                         2,000      Leased
Hachioji, Japan         Office, plant    Research and development,           50,000      Owned
                                         Manufacturing, Distribution
Tokyo, Japan            Office           Distribution                         8,000      Leased
Edinburgh, Scotland     Office, plant    Manufacturing, Distribution          2,000      Leased
Bundang, South Korea    Office           Distribution                         6,000      Leased
Bundang, South Korea    Office, plant    Manufacturing, Distribution          6,000      Owned
Hsinchu, Taiwan         Office           Distribution                         3,000      Leased
Taipei Hsien, Taiwan    Office           Distribution                        12,000      Leased

      We consider all of the above facilities suitable and adequate to meet our production and office space needs for the foreseeable future. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

      In 2001, we phased out our Austin, Texas manufacturing facility, to outsource assembly of certain DC power products, and we began to transition our Voorhees, New Jersey facility from a manufacturing site to a design center. We also closed our manufacturing facility in San Jose, California, to transfer the manufacturing of our solid-state temperature control systems to Vancouver, Washington, to be co-located with the manufacturing of our optical fiber temperature measurement and control systems.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, we are party to various legal proceedings relating to our business. We are not currently party to any material legal proceedings, except as described below:

      We are the defendant in an action filed by Applied Science and Technology, Inc., a Delaware corporation. The civil action was filed in the U.S. District Court for the District of Delaware on November 30, 2000. Applied Science and Technology, which is a subsidiary of MKS Instruments, Inc., alleges that we are infringing upon its patent by manufacturing and selling reactive gas generators. Applied Science and Technology seeks injunctive relief and damages in an unspecified amount. A trial date has been set for May 13, 2002. We have retained counsel to defend us and we believe we have meritorious defenses to the claim. We have denied the allegation of infringement, claimed the existence of prior art which would invalidate the MKS patent, and believe that we have a reasonable chance of prevailing at trial.

      We are also a defendant in an action filed by Sierra Applied Sciences, Inc., a Colorado corporation. The civil action was filed in the U.S. District Court for the District of Colorado on September 17, 2001. The action is a Complaint for Declaratory Judgment. An answer was filed on November 9, 2001. Discovery and Settlement Discussions are in progress. Plaintiffs seek a declaratory judgment from the court that our patent is invalid or that the plaintiffs' products do not infringe on the patent. We are confident that the validity of this patent will be upheld. Based on the information available, we believe there is no potential liability in this action.

      An interference action has been filed in the United States Patent Office by Unaxis, wherein Unaxis claims prior invention of one of our concepts, for which we filed a patent application in 1992 and which ultimately resulted in U.S. Patent No. 6,001,224 being issued to us. Should Unaxis prevail, the effective result would be transference of the patent rights over the concept to Unaxis. Unaxis could then choose to license those rights to us, or could block use of this idea, forcing us to drop certain of our products or to limit their sale to noninfringing uses. We have reason to believe that we will prevail in the interference proceeding, and are vigorously defending ourselves before the Board of Interferences in the United States Patent Office."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

      Advanced Energy's common stock is traded on the Nasdaq National Market under the symbol AEIS. At March 18, 2002, the number of common stockholders of record was 783, and the last sale price on that day was $33.560.

      Below is a table showing the range of high and low trades for the common stock as quoted (without retail markup or markdown and without commissions) on the Nasdaq National Market; quotations do not necessarily represent actual transactions:

                                             High Trade Price    Low Trade Price
                                             ----------------    ---------------
2000 Fiscal Year
  First Quarter                                   77.438              42.938
  Second Quarter                                  72.875              35.250
  Third Quarter                                   63.000              32.125
  Fourth Quarter                                  35.500              15.000

2001 Fiscal Year
  First Quarter                                   35.750              19.813
  Second Quarter                                  45.060              22.250
  Third Quarter                                   43.400              16.350
  Fourth Quarter                                  29.250              15.400

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data is qualified by reference to, and should be read with, our 2001 Consolidated Financial Statements, related notes and management's discussion included in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999, and the related consolidated balance sheet data as of and for the years ended December 31, 2001 and 2000, were derived from consolidated financial statements audited by Arthur Andersen LLP, independent accountants, whose related audit report is included in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 1998 and 1997, and the related consolidated balance sheet data as of December 31, 1999, 1998 and 1997, were derived from audited consolidated financial statements not included in this Form 10-K.

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                 2001         2000        1999         1998         1997
                                              ---------     --------    --------    ---------     --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales ....................................    $ 193,600     $359,782    $202,849    $ 134,019     $188,339
Gross profit .............................       57,432      176,453      92,202       40,019       71,656
Total operating expenses .................      104,319       91,253      62,876       54,767       49,889
(Loss) income from operations ............      (46,887)      85,200      29,326      (14,748)      21,767
Net (loss) income ........................    $ (31,379)    $ 68,034    $ 19,066    $ (11,025)    $ 12,931
                                              =========     ========    ========    =========     ========
Diluted (loss) earnings per share ........    $   (0.99)    $   2.10    $   0.62    $   (0.38)    $   0.48
Diluted weighted-average common shares
  outstanding ............................       31,712       32,425      30,934       29,007       27,057

                                                                      DECEMBER 31,
                                                                      ------------
                                                 2001         2000        1999         1998         1997
                                              ---------     --------    --------    ---------     --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
   securities ............................    $ 271,978     $189,527    $207,483    $  28,714     $ 32,551
Working capital ..........................      350,443      277,154     257,484       63,225       77,188
Total assets .............................      450,195      365,835     325,433      107,736      136,545
Total debt ...............................      207,730       83,980     139,012        1,603        8,784
Stockholders' equity .....................      214,345      238,798     156,989       92,163       99,969

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the following:

            - changes or slowdowns in general economic conditions or conditions in the semiconductor and semiconductor capital equipment industries and other industries in which our customers operate;

            -     the timing and nature of orders placed by major customers;

            -     changes in customers' inventory management practices;

            - customer cancellations of previously placed orders and shipment delays;

            -     pricing competition from our competitors;

            - component shortages or allocations or other factors that change our levels of inventory or substantially increase our spending on inventory;

            -     the introduction of new products by us or our competitors;

            - costs incurred by responding to specific feature requests by customers;

            -     declines in macroeconomic conditions;

            - timing and challenges of integrating recent and potential future acquisitions and strategic alliances; and

            -     our ability to attract and retain key personnel.

For a discussion of these and other factors that may impact our realization of our forward-looking statements, see Part I "Cautionary Statements - Risk Factors."

OVERVIEW

      We design, manufacture and support a group of key subsystems for vacuum process systems. Our primary subsystems include complex power conversion and control systems. Our products also control the flow of gases into the process chambers and provide thermal control and sensing within the chamber. Our customers use our products in plasma-based thin-film processing equipment that is essential to the manufacture of semiconductors; compact disks, DVDs and other digital storage media; flat-panel computer and television screens; coatings for architectural glass and optics; and a power supply for advanced technology computer workstations. We also sell spare parts and repair services worldwide through our customer service and technical support organization.

      We provide solutions to a diversity of markets and geographic regions. However, we are focused on the semiconductor capital equipment industry, which accounted for approximately 59% of our sales in 2001, 70% in 2000 and 65% in 1999. In 1999 and 2000, the semiconductor capital equipment industry was at its historical peak for sales. Conversely, the year 2001 saw the steepest cutback in capital equipment purchases in industry history. These cyclical changes accounted for the 55% reduction in our sales to the semiconductor capital equipment industry between 2000 and 2001. However, during this period, we continued to achieve significant design wins on new equipment at manufacturers, which have resulted in solidifying relationships with our existing customers. We expect future sales to the semiconductor capital equipment industry to represent approximately 55% to 70% of our total revenue, depending upon the strength or weakness of the industry cycles.

      In order to provide higher-value products, the semiconductor capital equipment industry is in the midst of significant consolidation. To help insure our continued growth and maintain our competitive advantage, we have done the following:

            - In April 2000, we acquired Noah Holdings, Inc., which manufactures solid-state temperature control systems to control process temperatures during semiconductor manufacturing.

            - In August 2000, we acquired Sekidenko, Inc., which supplies optical fiber thermometers to the semiconductor capital equipment industry.

            - In January 2001, we acquired Engineering Measurements Company, or EMCO, which manufactures electronic and electromechanical precision instruments for measuring and controlling the flow of liquids, steam and gases for the semiconductor and other industries.

            - In January 2002, we acquired Aera Japan Limited. Aera primarily supplies the semiconductor capital equipment industry with product lines that include digitial mass flow controllers, pressure-based mass flow controllers, liquid mass flow controllers, ultrasonic liquid flow meters and liquid vapor delivery systems.

      These product offerings complement our position as a global leader for complex power conversion and control systems, and process instruments, allowing us to provide best of breed components and develop systems to increase the precision and productivity of our customers' products. It is also possible that we will acquire other companies or form strategic alliances as the industry consolidation continues.

      We have taken strategic financing actions to enable us to pursue these investments. In November 1999, we completed two public offerings, one for $135 million of convertible subordinated notes with a conversion price of $49.53, due in 2006, and one for 1,000,000 shares of our common stock, at a price of $39 per share. These offerings provided aggregate net proceeds of approximately $167.1 million. In the fourth quarter of 2000, we repurchased $53.4 million of these notes on the open market, leaving us with $81.6 million outstanding. These purchases resulted in an after-tax net extraordinary gain of $7.6 million. In August 2001, we completed an additional offering of convertible subordinated notes, providing aggregate net proceeds of approximately $121.25 million with a conversion price of $29.83, also due in 2006. These financings are discussed in more detail in the "Liquidity and Capital Resources" section.

      We have also taken strategic marketing actions to provide for improved distribution channels. In December 1999, we completed formation of our wholly owned sales and service subsidiary in Taiwan. In October 2000, we opened a representative office in Shenzhen, China, to be responsible for market development, sales and technical support in China. We have also begun developing a sales force focused on selling to end users of our products.

      Historically, our sales have primarily been to OEM manufacturers of semiconductor manufacturing equipment, but many of our newer products can be marketed directly to the end user for new or previously installed equipment. In some cases, the end user can direct the OEM to utilize our subsystems rather than our competitors.

RESULTS OF OPERATIONS

      SALES

      Sales were $193.6 million in 2001, $359.8 million in 2000 and $202.8 million in 1999, representing a decrease of 46% from 2000 to 2001 and an increase of 77% from 1999 to 2000. The changes in the level of our sales were primarily due to changes in demand for our systems from semiconductor capital equipment manufacturers, including many of our largest customers. The volatility in the semiconductor industry impacted overall investment activities, which led to semiconductor manufacturers purchasing less capital equipment.

      While sales of semiconductor capital equipment have grown at a compounded annual growth rate of approximately 19% since 1960, the industry is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand, and rapid technological advances in both semiconductor devices and wafer fabrication processes. Rapid growth and expansion during 1999 and part of 2000 was followed by the most sudden and pronounced slump in industry history, with year-to-year revenues falling approximately 40% throughout the industry from 2000 to 2001. Our sales over the last three years illustrate this cyclicality.

      Sales in 1999 and 2000 reflected the recovery in the semiconductor capital equipment industry from the severe downturn of 1998, and resulted from capacity expansion and increased investment in advanced technology by the semiconductor industry. This two-year recovery resulted in record sales for us, driven by sales to the semiconductor capital equipment industry. The decrease in sales in 2001 was due to a worldwide slowdown in demand for semiconductors, which resulted in a sudden and rapid decline in demand for semiconductor manufacturing equipment. Inventory buildups, slower than expected personal computer sales and slower global economic growth resulted in reduced capital investment by semiconductor manufacturers and their suppliers.

      The following tables summarize annual net sales, and percentages of net sales, by customer type for each of the three years in the period ended December 31, 2001:

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                            2001         2000         1999
                                          --------     --------     --------
                                                    (IN THOUSANDS)
Semiconductor capital equipment ......    $114,273     $252,889     $131,395
Data storage .........................      10,043       24,751       21,823
Flat panel display ...................      18,145       29,273       11,171
Advanced product applications ........      35,698       37,726       28,563
Customer service technical support ...      15,441       15,143        9,897
                                          --------     --------     --------
                                          $193,600     $359,782     $202,849
                                          ========     ========     ========

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                            2001         2000         1999
                                          --------     --------     --------
Semiconductor capital equipment ......          59%          70%          65%
Data storage .........................           5            7           11
Flat panel display ...................          10            8            5
Advanced product applications ........          18           11           14
Customer service technical support ...           8            4            5
                                               ---          ---          ---
                                               100%         100%         100%
                                               ===          ===          ===

      The following table summarizes annual percentage changes in net sales by customer type for us from 2000 to 2001 and from 1999 to 2000:

                                                     2001 CHANGE     2000 CHANGE
                                                      FROM 2000       FROM 1999
Semiconductor capital equipment .................       (55)%            92%
Data storage ....................................       (59)%            13%
Flat panel display ..............................       (38)%           162%
Advanced product applications ...................        (5)%            32%
Customer service technical support ..............         2%             53%
Total sales .....................................       (46)%            77%

      The following tables summarize annual net sales, and percentages of net sales, by geographic region for each of the three years in the period ended December 31, 2001:

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                         2001            2000            1999
                                       --------        --------        --------
                                                    (IN THOUSANDS)
United States and Canada .......       $124,746        $260,596        $148,424
Europe .........................         28,957          52,893          32,344
Asia Pacific ...................         39,038          45,874          21,583
Rest of world ..................            859             419             498
                                       --------        --------        --------
                                       $193,600        $359,782        $202,849
                                       ========        ========        ========

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                         2001            2000            1999
                                       --------        --------        --------
United States and Canada .......             64%             72%             73%
Europe .........................             15              15              16
Asia Pacific ...................             21              13              11
Rest of world ..................             --              --              --
                                            ---             ---             ---
                                            100%            100%            100%
                                            ===             ===             ===

GROSS MARGIN

      Our gross margin was 29.7% in 2001, 49.0% in 2000 and 45.5% in 1999.

      The major items affecting the reduction in our margin in 2001 were:

            - The adverse impact of much lower sales on the absorption of higher year-over-year fixed overhead. Historically, the rapid changes in industry demand have resulted in significant increases in manufacturing capacity during upturns followed by severe underutilization of these facilities in subsequent downturns. As the semiconductor capital equipment market's expansion of 1999 and 2000 was forecasted to continue into 2001, we increased our manufacturing capacity in Fort Collins, Colorado to meet this continued expected growth. This facility was completed in the first quarter of 2001 when the industry downturn was just beginning. While we understood that there was a risk of opening up a new facility after eight quarters of industry growth, the new facility was necessary to ensure our continued ability to meet demand and maintain our reputation as a leading supplier to the semiconductor capital equipment industry. This new facility also positions us to take advantage of the next up cycle in a much more efficient manner, which should have a positive impact on future operating results.

            - The industry is moving to 300mm equipment and smaller line widths. These technology changes require new products that we have developed or are developing. Typical of products early in their life cycle and at low production levels, these products have lower margins than our established products. Margins on these products should improve over the next 12 months.

            - We reduced our fixed overhead through headcount reductions in force of some of our manufacturing staff, when we saw our level of sales decline in 2001, though we do retain certain knowledgeable employees with specific skill sets, to be ready for unexpected industry ramp-ups.

            - Our cost of sales has also been adversely affected by periodic writedowns of excess and obsolete inventory, often exacerbated by industry cycles, and recent warranty expenses in excess of historical rates related to certain products, which required substantial rework, repair, and in some cases, replacement.

      Given the rapid change in technology, we monitor and forecast expected inventory needs based on our constantly changing sales forecast. Inventory is written down or written off when it becomes obsolete, generally because of engineering changes to a product or discontinuance of a product line, or when it is deemed excess. Charges for obsolete and excess inventory were $6.4 million in 2001, $654,000 in 2000 and $1.5 million in 1999, which affected gross margins by 3.3%, 0.2% and 0.8% in these years. The amount of inventory written down in 2001 is primarily attributable to the severe decrease in product sales, which caused a larger than normal amount of inventory to become excess based on recent sales forecasts.

      We provide warranty coverage for our systems ranging from 12 to 36 months, with the majority of our products ranging from 18 to 24 months, and estimate the anticipated costs of repairing our systems under such warranties based on the historical average costs of the repairs. We recognized charges for warranty expense of $7.6 million in 2001, $4.6 million in 2000 and $3.1 million in 1999. The assumptions we use to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is subjective, and based on estimates, and actual experience can be different than our expectations.

      The improvement in gross margin from 1999 to 2000 was primarily a result of a more favorable absorption of manufacturing costs, which resulted from the higher sales base.

      Historically, price competition has not had a material effect on margins. However, competitive pressures may produce a decline in average selling prices for certain products. Any decline in average selling prices not offset by reduced costs could result in declines in our gross margins.

      RESEARCH AND DEVELOPMENT

      We believe continued investment in the research and development of new systems is critical to our ability to serve new and existing markets, develop new products and improve existing product designs to achieve our vision of convergent technologies. We continue to invest heavily in new product development even during industry downturns, to be advantageously positioned for turnaround in demand for old and new products, which often occurs during sudden and unpredictable industry upturns. Since our inception, all of our research and development costs have been expensed as incurred.

      Our research and development expenses were $45.2 million in 2001, $37.0 million in 2000 and $28.3 million in 1999, representing an increase of 22% from 2000 to 2001 and 31% from 1999 to 2000. As a percentage of sales, research and development expenses increased from 10.2% in 2000 to 23.3 % in 2001 because of the lower sales base, but decreased from 14.0% in 1999 to 10.2% in 2000 because of increased levels of revenue in 2000. The annual increases in expenditures from 1999 to 2001 are primarily due to increases in payroll, materials and supplies and depreciation of equipment used for new product development and partially due to the acquisition of EMCO in 2001.

      SALES AND MARKETING EXPENSES

      As we continue our worldwide expansion, and expand our product offerings through acquisitions, our sales and marketing efforts have become increasingly complex. We continue to refine our sales and marketing functions as we acquire and integrate new companies. We have begun an effort to market directly to end users of our systems, in addition to our traditional marketing to manufacturers of semiconductor capital equipment and other industries. Our sales and marketing expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, and other selling and marketing activities.

      Sales and marketing expenses were $23.8 million in 2001, $24.1 million in 2000 and $18.3 million in 1999. This represents a 32% increase from 1999 to 2000, and essentially no change from 2000 to 2001. The increase in expenses from 1999 to 2000 was to support the sales growth during the 2000 upturn in the semiconductor capital equipment industry. As a percentage of sales, sales and marketing expenses increased from 6.7% to 12.3% in 2001 due to the lower sales base in 2001, but decreased from 9.0% in 1999 to 6.7% in 2000 because of the higher sales base in 2000, even while dollars spent increased.

      GENERAL AND ADMINISTRATIVE EXPENSES

      Our general and administrative expenses support our worldwide corporate legal, patent, tax, financial, administrative, information systems and human resources functions in addition to our general management. General and administrative expenses were $21.5 million in 2001, $24.6 million in 2000 and $16.2 million in 1999. The 12% decrease from 2000 to 2001 is primarily due to lower spending for payroll, primarily employee bonuses, which were eliminated in 2001 due to the decline in operating profitability. The 51% increase from 1999 to 2000 is primarily due to higher spending for payroll, including employee bonuses, and purchased services. As a percentage of sales, general and administrative expenses increased from 6.8% in 2000 to 11.1% in 2001 because of the lower sales base in 2001, and decreased from 8.0% in 1999 to 6.8% in 2000 because of the higher sales base in 2000. General and administrative expenses in 2001 also included approximately $500,000 of legal costs in connection with patent infringement litigation.

      GOODWILL IMPAIRMENT

      During the second quarter of 2001, we terminated the operations of our Tower Electronics, Inc. subsidiary and our Fourth State Technology, or FST, product line, due to significant softening in the projected demand for these products. Revenue contributed by Tower and FST operations for 2001, 2000 and 1999 represented less than five percent of our total revenue in each of these years. As a result of these actions, estimated related future cash flows no longer supported the carrying amounts of related goodwill, and we recorded goodwill impairment charges of $5.4 million in 2001 related to Tower and FST.

      OTHER OPERATING EXPENSES

      Beginning in April 2000, we made periodic advances to or investments in Symphony Systems, Inc., a privately held, early-stage developer of equipment productivity management software. In addition to the approximately $8 million received from us as investments, advances and license payments, Symphony received investments of $7 million from other parties. In 2000, we obtained an exclusive license, for which we paid $1.5 million, to use Symphony's products in the semiconductor industry. In connection with certain of our 2001 advances, we obtained a security interest in all of Symphony's intellectual and proprietary property.

      Beginning in the third quarter of 2001, and continuing through the end of the year, Symphony's financial situation began to deteriorate significantly, and we determined that due to its need for immediate liquidity, its declining business prospects (including the indefinite postponement of a significant order for its products from a major semiconductor equipment manufacturer) and other factors, the value of our investment in and advances to Symphony had substantially declined. Given the precarious financial condition of Symphony, we valued our investments in and advances to Symphony at December 31, 2001, at approximately $1 million, which reflects our assessment of the value of the Symphony technology license, which has continuing value to us. The amount of the writedown related to Symphony was $6.8 million, all of which was recorded in 2001 as an operating expense.

      Since Symphony effectively ceased operations in February 2002, we have hired its key employees and we intend to purchase Symphony's remaining assets in a foreclosure, liquidation or bankruptcy sale in the near future. At no time did our percentage ownership in the voting stock of Symphony exceed approximately 1.7%, and we have never had the ability to exercise significant influence over Symphony.

      RESTRUCTURING AND MERGER COSTS AND ONE-TIME CREDIT

      In April 2000, we acquired Noah in a pooling of interests under the previous rules of Accounting Principles Board (APB) Opinion No. 16. The merger involved the exchange of 687,000 shares of Advanced Energy common stock for the privately held common stock of Noah. As part of the business combination, we took a charge of $2.3 million in the second quarter of 2000 for merger costs, which cannot be capitalized and which in certain cases were nondeductible for income tax purposes.

      In July 2000, we announced the consolidation of our Tower facility in Fridley Minnesota, into our existing facility in Voorhees, New Jersey. We recorded a restructuring charge of $1.0 million in the third quarter of 2000 related to the consolidation, which was completed during the fourth quarter of 2000.

      In August 2000, we acquired Sekidenko in a merger that was accounted for as a pooling of interests. This merger involved the exchange of 2.1 million shares of Advanced Energy common stock for the privately held common stock of Sekidenko. As part of the business combination, we took a charge of $2.3 million in the third quarter of 2000 for merger costs, which cannot be capitalized and which in certain cases were nondeductible for income tax purposes.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

      In the first quarter of 2001, we received a $1.5 million settlement for recovery of legal expenses pertaining to a patent infringement suit in which we were the plaintiff.

      During the second quarter of 2001, in response to the downturn in the semiconductor capital equipment industry, we implemented two reductions in force totaling approximately 135 regular employees and 90 temporary employees and recorded a charge of $614,000 for restructuring and severance costs, including fringe benefits. We paid cash to the affected employees in this amount during the second quarter of 2001, and at December 31, 2001 the remaining liability was not significant.

      During the fourth quarter of 2001, in response to the sustained downturn in the semiconductor capital equipment industry and global economy, we announced and implemented additional cost-reduction measures, and recorded a charge of $2.5 million. Such measures included a reduction in force of 107 employees; phasing out our Austin, Texas manufacturing facility to begin outsourcing the assembly of certain DC power products; the transition of our Voorhees, New Jersey facility from a manufacturing site to a design center; and the closure of Noah's manufacturing and office facilities in San Jose, California, due to the transfer of Noah's manufacturing to Vancouver, Washington, to be co-located with Sekidenko. These costs included payments required under operating lease contracts and costs for writing down related leasehold improvements for facilities. At December 31, 2001, approximately $1.3 million related to the fourth quarter of 2001 restructuring and severance actions was accrued as a current liability.

      OTHER (EXPENSE) INCOME

      Other (expense) income consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.

      Interest income was approximately $6.6 million in 2001, $10.7 million in 2000 and $2.2 million in 1999. Our interest income in 2001 was lower than in 2000 due to our use of cash and marketable securities to repurchase a portion of our 5.25% convertible subordinated notes in the fourth quarter of 2000 and because of our purchase of EMCO in January 2001. The lower interest income in 2001 was also due to the decline in interest rates throughout 2001 resulting from the Federal Reserve's lowering of interest rates. In 1999, interest income was earned primarily from earnings on investments made from the proceeds of our initial public offering in 1995 and our underwritten public offering in 1997. In November 1999, our cash and marketable securities increased substantially from the proceeds of additional offerings of convertible subordinated notes and common stock, resulting in higher interest income in 2000.

      Interest expense consists principally of accruals of interest on our convertible subordinated notes, on borrowings under our bank credit and capital lease facilities and a state government loan, the latter of which has been repaid. Interest expense was approximately $7.4 million in 2001, $7.7 million in 2000 and $1.4 million in 1999. The increase of interest expense from 1999 to 2000 was primarily due to interest on the convertible subordinated notes.

      Our foreign subsidiaries' sales are primarily denominated in currencies other than the U.S. dollar. We recorded net foreign currency losses of $235,000 in 2001 and $196,000 in 2000, and a net foreign currency gain of $1.5 million in 1999. The losses in 2000 and 2001 were due to a weakening of the exchange rate of the Japanese yen to the U.S. dollar, partially offset by the effect of our use of forward foreign exchange contracts. The gain in 1999 was primarily due to strengthening of the exchange rate of the Japanese yen to the U.S. dollar. Since 1997, we have entered into various forward foreign exchange contracts to mitigate currency fluctuations in the Japanese yen. We continue to evaluate various policies to minimize the effect of foreign currency fluctuations. At December 31, 2001, we had $6.5 million of foreign currency forward contracts outstanding.

      Miscellaneous expense items were $1.0 million in 2001 and $698,000 in 1999. Miscellaneous income of $4.7 million in 2000 was primarily due to a $4.8 million gain on a sale of an investment.

      (BENEFIT) PROVISION FOR INCOME TAXES

      The income tax benefit of $17.4 million for 2001 represented an effective rate of 36%. The income tax provision of $36.8 million in 2000, which included $4.6 million of provision for an extraordinary item, represented an effective rate of 35%. The income tax provision of $11.7 million for 1999 represented an effective rate of 38%. Changes in our relative earnings and the earnings of our foreign subsidiaries affect our consolidated effective tax rate. We adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities, and have adopted income tax planning strategies to reduce our worldwide income tax expense.

      EXTRAORDINARY GAIN

      In the fourth quarter of 2000, we repurchased an aggregate of approximately $53.4 million principal amount of our convertible subordinated notes in the open market, for a cost of approximately $40.8 million. These purchases resulted in a pretax extraordinary gain of $12.2 million, or $7.6 million after tax, and reduced the level of our fixed cost interest expense until we acquired additional subordinated debt in the third quarter of 2001.

SUMMARY RESULTS OF OPERATIONS

      The following table summarizes certain data as a percentage of sales extracted from our statement of operations:

                                                                             YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                        2001           2000        1999
                                                                        -----         -----        -----
Sales .........................................................         100.0%        100.0%       100.0%
Cost of sales .................................................          70.3          51.0         54.5
                                                                        -----         -----        -----
Gross margin ..................................................          29.7          49.0         45.5
                                                                        -----         -----        -----
Operating expenses:
  Research and development ....................................          23.3          10.2         14.0
  Sales and marketing .........................................          12.3           6.7          9.0
  General and administrative ..................................          11.1           6.8          8.0
  Goodwill impairment .........................................           2.8            --           --
  Other impairments ...........................................           3.6            --           --
  Restructuring charges .......................................           1.6           0.3           --
  Merger costs ................................................            --           1.3           --
  Litigation recovery .........................................          (0.8)           --           --
                                                                        -----         -----        -----
Total operating expenses ......................................          53.9          25.3         31.0
                                                                        -----         -----        -----
(Loss) income from operations .................................         (24.2)         23.7         14.5
Other (expense) income ........................................          (1.1)          2.1          0.7
                                                                        -----         -----        -----
Net (loss) income before income taxes, minority
 interest and extraordinary item ..............................         (25.3)         25.8         15.2
(Benefit) provision for income taxes ..........................          (9.0)          9.0          5.8
Minority interest in net (loss) income ........................          (0.1)           --           --
                                                                        -----         -----        -----
Net (loss) income before extraordinary item ...................         (16.2)         16.8          9.4
Extraordinary item (net of applicable taxes) ..................            --           2.1           --
                                                                        -----         -----        -----
Net (loss) income .............................................         (16.2)%        18.9%         9.4%
                                                                        =====         =====        =====

QUARTERLY RESULTS OF OPERATIONS

      The following tables present unaudited quarterly results in dollars and as a percentage of sales for each of the eight quarters in the period ended December 31, 2001. We believe that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                                                                                QUARTERS ENDED
                                           ----------------------------------------------------------------------------------------
                                           MAR. 31,    JUNE 30,   SEPT. 30,    DEC. 31,   MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,
                                             2000        2000       2000         2000       2001       2001       2001       2001
                                           --------    --------   ---------    --------   --------   --------  ---------   --------
                                                                      (In thousands, except per share data)
Sales .................................    $ 75,028    $ 85,701   $ 96,317     $102,736   $ 74,714   $ 46,171   $ 38,722   $ 33,993
Cost of sales .........................      38,361      43,338     49,492       52,138     43,491     38,390     27,686     26,601
                                           --------    --------   --------     --------   --------   --------   --------   --------
Gross profit ..........................      36,667      42,363     46,825       50,598     31,223      7,781     11,036      7,392
                                           --------    --------   --------     --------   --------   --------   --------   --------
Operating expenses:
  Research and development ............       8,113       8,504      9,711       10,668     12,389     11,040     10,967     10,755
  Sales and marketing .................       5,867       5,373      6,232        6,629      6,629      5,963      5,694      5,498
  General and administrative ..........       5,639       5,810      6,748        6,376      6,174      5,645      4,817      4,886
  Goodwill impairment .................          --          --         --           --         --      5,446         --
  Other impairments ...................          --          --         --           --         --         --      1,221      5,625
  Restructuring charges ...............          --          --      1,000           --         --        614         --      2,456
  Merger costs ........................          --       2,333      2,250           --         --         --         --         --
  Litigation recovery .................          --          --         --           --     (1,500)        --         --         --
                                           --------    --------   --------     --------   --------   --------   --------   --------
Total operating expenses ..............      19,619      22,020     25,941       23,673     23,692     28,708     22,699     29,220
                                           --------    --------   --------     --------   --------   --------   --------   --------
Income (loss) from operations .........      17,048      20,343     20,884       26,925      7,531    (20,927)   (11,663)   (21,828)
Other income (expense) ................         120         731      5,598        1,036        187        (70)      (711)    (1,484)
                                           --------    --------   --------     --------   --------   --------   --------   --------
Net income (loss) before income
  taxes, minority interest and
  extraordinary item ..................      17,168      21,074     26,482       27,961      7,718    (20,997)   (12,374)   (23,312)
Provision (benefit) for income taxes ..       5,947       8,023     10,195        8,076      2,689     (6,553)    (4,704)    (8,873)
Minority interest in net (loss) income          (17)        (67)        (2)         106        (65)       105       (188)         3
                                           --------    --------   --------     --------   --------   --------   --------   --------
Net income (loss) before
  extraordinary item ..................      11,238      13,118     16,289       19,779      5,094    (14,549)    (7,482)   (14,442)
Extraordinary item (net of income
  taxes) ..............................          --          --         --        7,610         --         --         --         --
                                           --------    --------   --------     --------   --------   --------   --------   --------
Net income (loss) .....................    $ 11,238    $ 13,118   $ 16,289     $ 27,389   $  5,094   $(14,549)  $ (7,482)  $(14,442)
                                           ========    ========   ========     ========   ========   ========   ========   ========
Basic earnings (loss) per share
  before extraordinary item ...........    $   0.36    $   0.42   $   0.52     $   0.63   $   0.16   $  (0.46)  $  (0.24)  $  (0.45)
                                           ========    ========   ========     ========   ========   ========   ========   ========
Diluted earnings (loss) per share
  before extraordinary item ...........    $   0.35    $   0.40   $   0.50     $   0.61   $   0.16   $  (0.46)  $  (0.24)  $  (0.45)
                                           ========    ========   ========     ========   ========   ========   ========   ========
Basic earnings per share
  from extraordinary item .............    $     --    $     --   $     --     $   0.24   $     --   $     --   $     --   $     --
                                           ========    ========   ========     ========   ========   ========   ========   ========
Diluted earnings per share
  from extraordinary item .............    $     --    $     --   $     --     $   0.22   $     --   $     --   $     --   $     --
                                           ========    ========   ========     ========   ========   ========   ========   ========
Basic earnings (loss) per share .......    $   0.36    $   0.42   $   0.52     $   0.87   $   0.16   $  (0.46)  $  (0.24)  $  (0.45)
                                           ========    ========   ========     ========   ========   ========   ========   ========
Diluted earnings (loss) per share .....    $   0.35    $   0.40   $   0.50     $   0.83   $   0.16   $  (0.46)  $  (0.24)  $  (0.45)
                                           ========    ========   ========     ========   ========   ========   ========   ========
Basic weighted-average common
  shares outstanding ..................      31,161      31,314     31,339       31,517     31,547     31,698     31,784     31,821
                                           ========    ========   ========     ========   ========   ========   ========   ========
Diluted weighted-average common
  shares outstanding ..................      32,512      32,543     32,417     34,078 *     32,187     31,698     31,784     31,821
                                           ========    ========   ========     ========   ========   ========   ========   ========

*     Includes dilution from subordinated notes

                                                                                    QUARTERS ENDED
                                                  ----------------------------------------------------------------------------------
                                                  MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,  MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,
                                                    2000      2000       2000      2000      2001       2001       2001       2001
                                                  --------  --------  ---------  --------  --------   --------  ---------   --------
Percentage of Sales:
Sales .........................................    100.0%    100.0%     100.0%    100.0%    100.0%     100.0%     100.0%     100.0%
Cost of sales .................................     51.1      50.7       51.4      50.7      58.2       83.1       71.5       78.3
                                                   -----     -----      -----     -----     -----      -----      -----      -----
Gross margin ..................................     48.9      49.3       48.6      49.3      41.8       16.9       28.5       21.7
                                                   -----     -----      -----     -----     -----      -----      -----      -----
Operating expenses:
  Research and development ....................     10.8       9.9       10.0      10.4      16.6       23.9       28.3       31.6
  Sales and marketing .........................      7.9       6.2        6.5       6.5       8.9       12.9       14.7       16.2
  General and administrative ..................      7.5       6.8        7.0       6.2       8.3       12.2       12.4       14.4
  Goodwill impairment .........................       --        --         --        --        --       11.8         --         --
  Other impairments ...........................       --        --         --        --        --         --        3.2       16.5
  Restructuring charges .......................       --        --        1.0        --        --        1.4         --        7.2
  Merger costs ................................       --       2.7        2.4        --        --         --         --         --
  Litigation recovery .........................       --        --         --        --      (2.1)        --         --         --
                                                   -----     -----      -----     -----     -----      -----      -----      -----
Total operating expenses ......................     26.2      25.6       26.9      23.1      31.7       62.2       58.6       85.9
                                                   -----     -----      -----     -----     -----      -----      -----      -----
Income (loss) from operations .................     22.7      23.7       21.7      26.2      10.1      (45.3)     (30.1)     (64.2)
Other income (expense) ........................      0.2       0.9        5.8       1.0       0.2       (0.2)      (1.9)      (4.4)
                                                   -----     -----      -----     -----     -----      -----      -----      -----
Net income (loss) before income taxes,
  minority interest and extraordinary
  item ........................................     22.9      24.6       27.5      27.2      10.3      (45.5)     (32.0)     (68.6)
Provision (benefit) for income taxes ..........      7.9       9.4       10.6       7.8       3.6      (14.2)     (12.2)     (26.1)
Minority interest in net (loss) income ........       --      (0.1)        --       0.1      (0.1)       0.2       (0.5)        --
                                                   -----     -----      -----     -----     -----      -----      -----      -----
Net income (loss) before extraordinary
  item ........................................     15.0      15.3       16.9      19.3       6.8      (31.5)     (19.3)     (42.5)
Extraordinary item (net of income taxes) ......       --        --         --       7.4        --         --         --         --
                                                   -----     -----      -----     -----     -----      -----      -----      -----
Net income (loss) .............................     15.0%     15.3%      16.9%     26.7%      6.8%     (31.5)%    (19.3)%    (42.5)%
                                                   =====     =====      =====     =====     =====      =====      =====      =====

      Due to the cyclical nature of the semiconductor capital equipment industry, and the sudden changes resulting in severe downturns and upturns, we have experienced and expect to continue to experience significant fluctuations in our quarterly operating results. Our levels of operating expenditures are based, in part, on expectations of future revenues that such expenses support. If revenue levels in a particular quarter do not meet expectations, operating results may be adversely affected. A variety of factors have an influence on the level of our revenues in a particular quarter, which include the risk factors listed above in the opening section of this management discussion and analysis.

      Our quarterly operating results in 2000 and 2001 reflect the fluctuating demand for our products during this period, principally from manufacturers of semiconductor capital equipment, data storage equipment and flat panel displays, and our ability to adjust our manufacturing capacity to meet this demand. Sales to the semiconductor capital equipment industry increased each quarter throughout 2000 then decreased each quarter throughout 2001 when that industry shifted into a sudden and severe downturn. Data storage sales fluctuated significantly throughout both years. Our revenue from all sectors is heavily influenced by general economic conditions in each of the industries we serve.

      Our gross margin maintained a relatively consistent level in each of the quarters in 2000, at approximately 49%. We added new facilities in Fort Collins, Colorado in the first quarter of 2001 to increase our manufacturing capacity to continue meeting this expected growth, which substantially increased our fixed costs. Then, as we entered the sudden and steep decline in volume from the semiconductor capital equipment industry in that quarter, the combination of declining sales and higher fixed costs resulted in lower absorption of fixed overhead and greatly reduced our gross margins throughout 2001. In addition, the industry slowdown caused more inventory to be deemed excess or obsolete, and warranty costs associated with certain products in excess of historical experience also adversely affected margins, particularly in the second and fourth quarters of 2001.

      Research and development, selling and marketing, and general and administrative expenses remained relatively stable throughout the eight quarters of 2000 and 2001, though they generally increased in the second half of 2000. As a percentage of sales, operating expenses have generally declined during periods of rapid sales growth, when sales increased at a rate faster than our need or ability to add personnel and facilities to support the growth. These operating expenses as a percentage of sales have generally increased during periods of flat or decreased sales, when our infrastructure is retained to support strong customer relationships and anticipated future growth.

      Other (expense) income consists primarily of interest income and expense, foreign currency gains and losses, and miscellaneous gains, losses, income and expense items. Changes in interest rates and changes in our level of investments in marketable securities drive the quarterly fluctuations in our interest income. Because the interest rates we pay on our long-term debt are fixed, our levels of such debt determine our quarterly interest expense, which decrease when we repurchase such debt and which increase when we make new offerings. Changes in exchange rates and our ability to manage foreign currency exposure determine the quarterly fluctuations in our foreign currency gains and losses. Miscellaneous expense items vary according to the frequency of non-operating events. The largest single item in this category was in the third quarter of 2000 when we recorded a $4.8 million gain on a sale of an investment.

      Our effective rate for income tax provision fluctuated on a quarterly basis throughout 2000 and 2001, varying from 29% to 39%. The fluctuations were due to the timing of certain nondeductible expenses including merger costs, and due to initiatives we implemented in 2000 to reduce our overall rate.

LIQUIDITY AND CAPITAL RESOURCES

      Our financing strategy has been to raise capital from debt and equity markets to provide liquidity to enable our investments in acquisitions and alliances, which support our strategic vision of being a single source provider of integrated solutions. We maintain substantial levels of cash and marketable securities to have funding readily available for such investment opportunities when they arise. Since 1995, to better enable such strategic investments, we have attained this liquidity with proceeds from underwritten public offerings of our common stock and, since 1999, offerings of convertible subordinated debt.

      Operating activities generated cash of $7.9 million in 2001, primarily reflecting the impact on net loss of non-cash items and impairments. As part of this net cash provided of $7.9 million, decreases in accounts receivable and accounts payable provided cash of

$39.6 million. Operating activities provided cash of $34.7 million in 2000, primarily as a result of net income exclusive of non-cash charges and credits, reduced by a net increase in working capital other than cash. As part of this net cash provided of $34.7 million, the net increase in accounts receivable, inventories and accounts payable used cash of $45.5 million. Operating activities provided cash of $12.1 million in 1999, reflecting net income adjusted for non-cash charges, offset by approximately $27.4 million of net increases in receivables, inventories and payables. We expect future receivable and inventory balances to fluctuate with net sales. Any increase in our inventory levels may require the use of cash to finance the inventory. Additionally, we may experience changes in our ability to collect payments from our customers because most of our customers experience the same volatility of the semiconductor capital equipment industry as we.

      Investing activities used cash of $81.2 million in 2001, and consisted of the acquisition of EMCO for $29.9 million, the net purchase of investments of $38.8 million and the purchase of property and equipment of $12.4 million. Investing activities provided cash of $15.5 million in 2000, and consisted primarily of the purchase of property and equipment of $14.1 million and the purchase of investments of $3.5 million, offset by proceeds from the sale of investments and marketable securities of $33.1 million. Investing activities used cash of $177.9 million in 1999, and consisted of a net increase in marketable securities of $170.6 million and the purchase of property and equipment of $7.2 million. Investing cash flows experience significant fluctuations from year to year as we buy and sell marketable securities, which we convert to cash to fund strategic investments, and as we transfer cash into marketable securities when we attain levels of cash that are greater than needed for current operations.

      Financing activities provided cash of $124.1 million in 2001, and consisted primarily of proceeds from convertible debt of $121.25 million and proceeds from the exercise of employee stock options and sale of common stock through our employee stock purchase plan, or ESPP, of $4.0 million. Financing activities used cash of $37.5 million in 2000, and consisted primarily of open market repurchases of our convertible notes of $40.8 million, offset by proceeds from the exercise of employee stock options and sale of common stock through our ESPP of $4.9 million. Financing activities provided cash of $174.5 million in 1999, and consisted of net proceeds from convertible subordinated debt of $130.5 million, net proceeds from the sale of common stock of $37.8 million, proceeds from the exercise of employee stock options and sale of common stock through our ESPP of $4.5 million, and other proceeds of $1.7 million.

      We plan to spend approximately $10 million in 2002 for the acquisition of equipment, leasehold improvements and furnishings, with depreciation expense for 2002 projected to be $12 million. Our planned level of capital expenditures is subject to frequent revisions because our business experiences sudden changes as we move into industry upturns and downturns and expected sales levels change. In January 2002, we used cash of approximately $44 million, in addition to assuming approximately $34 million of debt, to purchase the outstanding common stock of Aera. In February 2002, we agreed to purchase a privately owned, Germany-based provider of power supplies and matching networks, for approximately $13.5 million to $20 million. We have also agreed in principle to acquire the remaining 40.5% of LITMAS for approximately 130,000 shares of our common stock. The expected annual capital needs of these acquired companies for 2002 are less than $3 million.

      As of December 31, 2001, we had working capital of $350.4 million. Our principal sources of liquidity consisted of $82.0 million of cash and cash equivalents, $190.0 million of marketable securities, and a credit facility consisting of a $30.0 million revolving line of credit. Advances under the revolving line of credit bear interest at either the prime rate (4.75% at February 28, 2002) minus 1% or the LIBOR 360-day rate (3.61288% at February 28,
2002) plus 175 basis points, at our option. All advances under this revolving line of credit will be due and payable June 18, 2003. As of December 31, 2001, there was an advance outstanding under this line of credit of $760,000 to our Japanese subsidiary, Advanced Energy Japan K.K. We are subject to covenants on our line of credit that provide certain restrictions related to working capital, leverage, net worth, and payment and declaration of dividends. We were out of compliance with the maximum loss covenant as of December 31, 2001. We received a written waiver of the covenant and expect to be in compliance with all covenants during 2002. Currently we are restricted from further use of our credit line because the low interest debt of approximately $34 million that we assumed as part of the Aera acquisition is not subordinated to our line of credit. We are in the process of negotiating a new line of credit. Due to our very liquid balance sheet, we do not expect this restriction, which we believe to be temporary, to impact our operating or financing strategy.

      To finance the facilities for our headquarters and main manufacturing, we lease our executive offices and manufacturing facilities in Fort Collins, Colorado from a limited liability partnership consisting of two of our directors, one of whom is an officer, and other individuals. The leases relating to these spaces expire in 2011, 2013 and 2016. We also lease other office and production space from another limited liability partnership consisting of certain of our directors and other individuals.

      We believe that our cash and cash equivalents, marketable securities, cash flow from operations and available borrowings, will be sufficient to meet our working capital needs through at least the end of 2002. After that time, we may require additional equity or debt financing to address our working capital, capital equipment or expansion needs. In addition, any significant acquisitions we make may require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us. In 2006, when our convertible subordinated notes become due, it is possible we may need substantial funds to repay such debt, which was $206.6 million at December 31, 2001. Our 5.00% convertible subordinated notes of $125.0 million are due September 1, 2006, and our 5.25% convertible subordinated notes of $81.6 million are due November 15, 2006. This could occur if our stock price remains at low levels throughout this period, the prices at which we can effect conversion are not met in the market in which our stock is traded, and the holders of our notes choose not to otherwise convert. In such a situation there can be no assurance that we will be able to refinance the debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2001, our investments in marketable securities consisted primarily of commercial paper, municipal bonds and notes and mutual funds. These securities are highly liquid and of short maturities. Earnings on our marketable securities are typically invested into similar securities. In 2001, the rates we earned on our marketable securities ranged from as high as 8.7% to 2.0% before tax. As the Federal Reserve repeatedly lowered interest rates throughout 2001, the interest rates we earn on our investments likewise decreased substantially. This, in conjunction with using our available cash and cash reserves for acquisitions, including the EMCO acquisition in early 2001 and the Aera acquisition in early 2002, has greatly reduced our recent and anticipated interest income. The impact on interest income of a 10 percent decrease in the average interest rate would have resulted in approximately $700,000 less interest income in 2001, $1.1 million in 2000 and $200,000 in 1999.

      The interest rates on our subordinated debt are at fixed rates, specifically, at 5.25% for the $81.6 million of our debt due November 2006, and at 5.00% for the $125.0 million of our debt that is due September 2006. Our offerings of subordinated debt in 1999 and 2001 increased our fixed interest expense upon each issuance, though interest expense was partially reduced temporarily by the repurchase of a portion of the first offering in 2000. Because these rates are fixed, we believe there is no risk of increased interest expense.

FOREIGN CURRENCY EXCHANGE RATE RISK

      We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. We have entered into various forward foreign exchange contracts to hedge against currency fluctuations in the Japanese yen. We will continue to evaluate various methods to minimize the effects of currency fluctuations for when we translate the financial statements of our foreign subsidiaries into US dollars. At December 31, 2001, we held foreign forward exchange contracts in Japan with notional amounts of $6.5 million and market settlement amounts of $6.1 million for an unrealized gain position of $367,000.

OTHER RISK

      We have invested in start-up companies and strategic alliances and may in the future make additional investments in such companies that develop products which we believe may provide future benefits. We have written down the majority of the cost of one such investment in 2001, related to a strategic alliance we started in 2000. Such current investments and any future investments will be subject to all of the risks inherent in investing in companies that are not established, or in which, due to our level of investment, we do not exercise significant management control.

      We are subject to covenants on our line of credit that provide certain restrictions related to working capital, leverage, net worth, and payment and declaration of dividends. We were out of compliance with the maximum loss covenant as of December 31, 2001. We received a written waiver of the covenant and expect to be in compliance with all covenants during 2002. Currently we are restricted from further use of our credit line because the low interest debt of approximately $34 million that we assumed as part of the Aera acquisition is not subordinated to our line of credit. We are in the process of negotiating a new line of credit. Due to our very liquid balance sheet, we do not expect this restriction, which we believe to be temporary, to impact our operating or financing strategy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----
Report of Arthur Andersen LLP, Independent Public Accountants..........................................      57
Consolidated Balance Sheets as of December 31, 2001 and 2000...........................................      58
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.............      60
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999....      61
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.............      62
Notes to Consolidated Financial Statements.............................................................      63
Schedule II - Valuation and Qualifying Accounts........................................................      84

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Advanced Energy Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Denver, Colorado,                                       ARTHUR ANDERSEN LLP
  February 28, 2002.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                                                       -----------------------
                                                                                         2001           2000
                                                                                       --------       --------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................            $ 81,955       $ 31,716
  Marketable securities - available-for-sale ..............................             190,023        157,811
  Accounts receivable --
     Trade (less allowances for doubtful accounts of approximately
       $1,049 and $784 at December 31, 2001 and 2000, respectively) .......              26,871         72,732
     Related parties ......................................................                  23             38
     Other ................................................................               3,918          3,775
  Income tax receivable ...................................................              15,862             74
  Inventories .............................................................              45,248         45,266
  Other current assets ....................................................               4,178          2,508
  Deferred income tax assets, net .........................................              11,200          7,483
                                                                                       --------       --------
          Total current assets ............................................             379,278        321,403
                                                                                       --------       --------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $31,946 and $24,427 at December 31,
  2001 and 2000, respectively .............................................              31,095         24,101
                                                                                       --------       --------

OTHER ASSETS:
  Deposits and other ......................................................               6,482          2,819
  Notes receivable ........................................................                  --          2,472
  Goodwill and intangibles, net of accumulated amortization of
     $6,007 and $6,061 at December 31, 2001 and 2000, respectively ........              23,072          9,890
  Demonstration and customer service equipment, net of
     accumulated depreciation of $3,115 and $2,302 at December 31,
     2001 and 2000, respectively ..........................................               4,532          2,889
  Deferred debt issuance costs, net .......................................               5,736          2,261
                                                                                       --------       --------
                                                                                         39,822         20,331
                                                                                       --------       --------
          Total assets ....................................................            $450,195       $365,835
                                                                                       ========       ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE DATA[PAR VALUE])

                                                                                                 DECEMBER 31,
                                                                                          --------------------------
                                                                                             2001             2000
                                                                                          ---------        ---------
                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable .......................................................          $  10,231        $  17,775
  Accrued payroll and employee benefits ........................................              6,978           11,723
  Accrued warranty expense .....................................................              4,471            3,975
  Accrued restructuring charges ................................................              1,427              475
  Other accrued expenses .......................................................              1,387              408
  Customer deposits ............................................................                515              104
  Accrued income taxes payable .................................................                 --            7,923
  Capital lease obligations, current portion ...................................                  6               53
  Notes payable, current portion ...............................................              1,124            1,284
  Accrued interest payable on convertible subordinated notes ...................              2,696              529
                                                                                          ---------        ---------
          Total current liabilities ............................................             28,835           44,249
                                                                                          ---------        ---------

LONG-TERM LIABILITIES:
  Notes payable, net of current portion ........................................                 --            1,043
  Convertible subordinated notes payable .......................................            206,600           81,600
  Deferred income tax liabilities, net .........................................                415               --
                                                                                          ---------        ---------
                                                                                            207,015           82,643
                                                                                          ---------        ---------
          Total liabilities ....................................................            235,850          126,892
                                                                                          ---------        ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST ..............................................................                 --              145
                                                                                          ---------        ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 1,000 shares authorized, none
     issued and outstanding ....................................................                 --               --
  Common stock, $0.001 par value, 55,000 and 40,000 shares authorized;
     31,848 and 31,537 shares issued and outstanding at
     December 31, 2001 and 2000, respectively ..................................                 32               32
  Additional paid-in capital ...................................................            131,698          124,930
  Retained earnings ............................................................             85,592          116,971
  Deferred compensation ........................................................             (1,094)          (1,620)
  Unrealized holding gains on available-for-sale securities ....................              1,257            1,365
  Cumulative translation adjustments ...........................................             (3,140)          (2,880)
                                                                                          ---------        ---------
          Total stockholders' equity ...........................................            214,345          238,798
                                                                                          ---------        ---------
          Total liabilities and stockholders' equity ...........................          $ 450,195        $ 365,835
                                                                                          =========        =========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                                   ------------------------
                                                                                              2001          2000             1999
                                                                                              ----          ----             ----
SALES ..............................................................................      $ 193,600       $ 359,782       $ 202,849
COST OF SALES ......................................................................        136,168         183,329         110,647
                                                                                          ---------       ---------       ---------
  Gross profit .....................................................................         57,432         176,453          92,202
                                                                                          ---------       ---------       ---------
OPERATING EXPENSES:
  Research and development .........................................................         45,151          36,996          28,326
  Sales and marketing ..............................................................         23,784          24,101          18,325
  General and administrative .......................................................         21,522          24,573          16,225
  Goodwill impairment ..............................................................          5,446              --              --
  Impairment of investments and advances ...........................................          6,846              --              --
  Restructuring charges ............................................................          3,070           1,000              --
  Merger costs .....................................................................             --           4,583              --
  Litigation recovery ..............................................................         (1,500)             --              --
                                                                                          ---------       ---------       ---------
    Total operating expenses .......................................................        104,319          91,253          62,876
                                                                                          ---------       ---------       ---------
(LOSS) INCOME FROM OPERATIONS ......................................................        (46,887)         85,200          29,326
                                                                                          ---------       ---------       ---------
OTHER (EXPENSE) INCOME:
  Interest income ..................................................................          6,581          10,727           2,174
  Interest expense .................................................................         (7,399)         (7,698)         (1,430)
  Foreign currency (loss) gain .....................................................           (235)           (196)          1,504
  Other (expense) income, net ......................................................         (1,025)          4,652            (698)
                                                                                          ---------       ---------       ---------
                                                                                             (2,078)          7,485           1,550
                                                                                          ---------       ---------       ---------
  Net (loss) income before income taxes, minority interest and extraordinary
         item ......................................................................        (48,965)         92,685          30,876
(BENEFIT) PROVISION FOR INCOME TAXES ...............................................        (17,441)         32,241          11,741
MINORITY INTEREST IN NET (LOSS) INCOME .............................................           (145)             20              69
                                                                                          ---------       ---------       ---------
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM ........................................        (31,379)         60,424          19,066

EXTRAORDINARY ITEM (LESS APPLICABLE INCOME TAXES OF
  $4,566) (Note 10) ................................................................             --           7,610              --
                                                                                          ---------       ---------       ---------
NET (LOSS) INCOME ..................................................................      $ (31,379)      $  68,034       $  19,066
                                                                                          =========       =========       =========
NET (LOSS) EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM:
  BASIC ............................................................................      $   (0.99)      $    1.93       $    0.64
                                                                                          =========       =========       =========
  DILUTED ..........................................................................      $   (0.99)      $    1.86       $    0.62
                                                                                          =========       =========       =========
EARNINGS PER SHARE FROM EXTRAORDINARY ITEM:
  BASIC ............................................................................      $      --       $    0.24       $      --
                                                                                          =========       =========       =========
  DILUTED ..........................................................................      $      --       $    0.24       $      --
                                                                                          =========       =========       =========
NET (LOSS) EARNINGS PER SHARE:
  BASIC ............................................................................      $   (0.99)      $    2.17       $    0.64
                                                                                          =========       =========       =========
  DILUTED ..........................................................................      $   (0.99)      $    2.10       $    0.62
                                                                                          =========       =========       =========
BASIC WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING ......................................................................         31,712          31,336          29,706
                                                                                          =========       =========       =========
DILUTED WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING ...............................................................         31,712          32,425          30,934
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

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                         ACCUMULATED
                                                    COMMON STOCK   ADDITIONAL                               OTHER          TOTAL
                                                   --------------    PAID-IN   RETAINED     DEFERRED    COMPREHENSIVE  STOCKHOLDERS'
                                                   SHARES  AMOUNT   CAPITAL    EARNINGS   COMPENSATION  (LOSS) INCOME     EQUITY
                                                   ------  ------  ----------  --------   ------------  -------------  -------------
BALANCES, December 31, 1998 ...................... 29,160   $ 29    $ 62,677   $ 29,871     $    --       $   (414)     $ 92,163
 Exercise of stock options for cash ..............    490      1       4,147         --          --             --         4,148
 Sale of common stock through employee
   stock purchase plan ...........................     22     --         345         --          --             --           345
 Issuance of common stock for intangibles ........    227     --       2,335         --          --             --         2,335
 Tax benefit related to shares acquired by
   employees under stock compensation plans ......     --     --       1,422         --          --             --         1,422
 Sale of common stock through private and public
   offerings, net of approximately $2,448 of
   expenses ......................................  1,070      1      37,826         --          --             --        37,827
 Issuance of common stock for services rendered ..     12     --         136         --          --             --           136
 Deferred compensation on stock options issued ...     --     --         109         --        (109)            --            --
 Amortization of deferred compensation ...........     --     --          --         --          23             --            23
 Comprehensive income:
 Equity adjustment from foreign
   currency translation ..........................     --     --          --         --          --           (476)           --
 Net income ......................................     --     --          --     19,066          --             --            --
 Total comprehensive income ......................     --     --          --         --          --             --        18,590
                                                   ------   ----    --------   --------     -------       --------      --------
BALANCES, December 31, 1999 ...................... 30,981     31     108,997     48,937         (86)          (890)      156,989
 Exercise of stock options for cash ..............    488      1       4,393         --          --             --         4,394
 Issuance of common stock for services provided
   and merger costs ..............................     55     --       2,430         --          --             --         2,430
 Sale of common stock through employee
   stock purchase plan ...........................     13     --         520         --          --             --           520
 Tax benefit related to shares acquired by
   employees under stock compensation plans ......     --     --       6,595         --          --             --         6,595
 Deferred compensation on stock options issued ...     --     --       1,995         --      (1,995)            --            --
 Amortization of deferred compensation ...........     --     --          --         --         461             --           461
 Comprehensive income:
 Equity adjustment from foreign
   currency translation ..........................     --     --          --         --          --         (1,990)           --
 Unrealized holding gains ........................     --     --          --         --          --          1,365            --
 Net income ......................................     --     --          --     68,034          --             --            --
 Total comprehensive income ......................     --     --          --         --          --             --        67,409
                                                   ------   ----    --------   --------     -------       --------      --------
BALANCES, December 31, 2000 ...................... 31,537     32     124,930    116,971      (1,620)        (1,515)      238,798
 Exercise of stock options for cash ..............    273     --       3,342         --          --             --         3,342
 Sale of common stock through employee
   stock purchase plan ...........................     38     --         628         --          --             --           628
 Tax benefit related to shares acquired by
   employees under stock compensation plans ......     --     --       1,588         --          --             --         1,588
 Fair value of stock options assumed in EMCO
   acquisition ...................................     --     --       1,126         --          --             --         1,126
 Deferred compensation on stock options issued ...     --     --          84         --         (84)            --            --
 Amortization of deferred compensation ...........     --     --          --         --         610             --           610
 Comprehensive income:
 Equity adjustment from foreign
   currency translation ..........................     --     --          --         --          --           (260)           --
 Unrealized holding losses .......................     --     --          --         --          --           (108)           --
 Net loss ........................................     --     --          --    (31,379)         --             --            --
 Total comprehensive loss.........................     --     --          --         --          --             --       (31,747)
                                                   ------   ----    --------   --------     -------       --------      --------
BALANCES, December 31, 2001 ...................... 31,848   $ 32    $131,698   $ 85,592     $(1,094)      $ (1,883)     $214,345
                                                   ======   ====    ========   ========     =======       ========      ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      YEARS ENDED DECEMBER 31,
                                                                                                      ------------------------
                                                                                                 2001         2000           1999
                                                                                                 ----         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ....................................................................     $ (31,379)     $ 68,034      $  19,066
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities -
     Depreciation of property and equipment ............................................         9,973         7,564          6,240
     Amortization of intangibles and demonstration and customer service equipment ......         5,930         2,942          2,116
     Amortization of deferred debt issuance costs ......................................           775           616             81
     Amortization of deferred compensation .............................................           610           461             23
     Minority interest .................................................................          (145)           17             69
     Stock issued for services rendered and merger costs ...............................            --         2,430            136
     Provision for deferred income taxes ...............................................        (3,579)       (3,730)           851
     Provision for excess and obsolete inventory .......................................         6,412           654          1,520
     Impairment of goodwill ............................................................         5,446            --             --
     Impairment of investment ..........................................................         6,846            --            322
     Loss (gain) on disposal of property and equipment .................................            13           (54)           (15)
     Gain on sale of investment ........................................................            --        (4,841)            --
     Gain on retirement of convertible subordinated notes ..............................            --       (12,176)            --
     Changes in operating assets and liabilities -
        Accounts receivable-trade, net .................................................        45,254       (28,080)       (28,822)
        Related parties and other receivables ..........................................          (128)       (1,994)        (1,306)
        Inventories ....................................................................        (5,484)      (17,510)        (6,402)
        Other current assets ...........................................................        (1,752)         (705)          (252)
        Deposits and other .............................................................          (180)         (502)           280
        Demonstration and customer service equipment ...................................        (2,754)       (1,282)          (563)
        Trade accounts payable .........................................................        (5,528)        2,073          9,171
        Accrued payroll and employee benefits ..........................................        (5,099)        4,117          4,467
        Accrued warranty expense .......................................................           496         2,528          1,447
        Accrued restructuring charges ..................................................           952           475             --
        Customer deposits and other accrued expenses ...................................         3,134          (970)          (425)
        Income taxes payable/receivable, net ...........................................       (21,949)       14,631          4,088
                                                                                             ---------      --------      ---------
          Net cash provided by operating activities ....................................         7,864        34,698         12,092
                                                                                             ---------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities ....................................................       (64,925)      (19,471)      (172,529)
  Sale of marketable securities ........................................................        33,312        48,100          1,928
  Proceeds from sale of investment .....................................................            --         4,464             --
  Proceeds from sale of equipment ......................................................            --           150             --
  Purchase of property and equipment, net ..............................................       (12,435)      (14,062)        (7,168)
  Purchase of investments and advances .................................................        (7,186)       (3,453)            --
  Purchase of LITMAS, net of cash acquired .............................................            --          (250)          (175)
  Acquisition of Engineering Measurements Company, net of cash acquired ................       (29,932)           --             --
                                                                                             ---------      --------      ---------
          Net cash (used) in provided by investing activities ..........................       (81,166)       15,478       (177,944)
                                                                                             ---------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable ..........................................................           837         1,491          3,304
  Repayment of notes payable and capital lease obligations .............................        (1,973)       (3,123)        (1,637)
  Proceeds from convertible debt, net ..................................................       121,250            --        130,509
  Repurchase of convertible debt, net ..................................................            --       (40,795)            --
  Sale of common stock, net of expenses ................................................            --            --         37,827
  Sale of common stock through employee stock purchase plan ............................           628           520            345
  Proceeds from exercise of stock options and warrants .................................         3,342         4,394          4,148
                                                                                             ---------      --------      ---------
     Net cash provided by (used in) financing activities ...............................       124,084       (37,513)       174,496
                                                                                             ---------      --------      ---------

EFFECT OF CURRENCY TRANSLATION ON CASH .................................................          (543)       (1,990)          (476)
                                                                                             ---------      --------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS ..................................................        50,239        10,673          8,168
CASH AND CASH EQUIVALENTS, beginning of period .........................................        31,716        21,043         12,875
                                                                                             ---------      --------      ---------
CASH AND CASH EQUIVALENTS, end of period ...............................................     $  81,955      $ 31,716      $  21,043
                                                                                             =========      ========      =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
     Tax benefit related to shares acquired by employees under stock option plans ......     $   1,588      $  6,595      $   1,422
                                                                                             =========      ========      =========
     Conversion of royalty payable to note payable .....................................     $      --      $     --      $     742
                                                                                             =========      ========      =========
     Deferred compensation on stock options issued .....................................     $      84      $  1,995      $     109
                                                                                             =========      ========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ...............................................................     $   4,457      $  7,385      $     459
                                                                                             =========      ========      =========
  Cash paid for income taxes, net ......................................................     $   9,572      $ 25,791      $   6,221
                                                                                             =========      ========      =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) COMPANY OPERATIONS

      Advanced Energy Industries, Inc. (the "Company"), a Delaware corporation, is primarily engaged in the development and production of products and systems critical to plasma-based manufacturing processes, which are used by manufacturers of semiconductors and in industrial thin film manufacturing processes. The Company owns 100% of each of the following subsidiaries: Advanced Energy Japan K.K. ("AE-Japan"), Advanced Energy Industries GmbH ("AE-Germany"), Advanced Energy Industries U.K. Limited ("AE-UK"), Advanced Energy Industries Korea, Inc. ("AE-Korea"), Advanced Energy Taiwan, Ltd. ("AE-Taiwan"), Advanced Energy Industries (ShenZhen) Co., Ltd. ("AE-China"), Advanced Energy Voorhees, Inc. ("AEV"), Tower Electronics, Inc. ("Tower"), Noah Holdings, Inc. ("Noah"), Sekidenko, Inc. ("Sekidenko"), and Engineering Measurements Company ("EMCO"). The Company owns 59.5% of LITMAS. As discussed in Note 3, Noah was merged into the Company on April 6, 2000, Sekidenko was merged into the Company on August 18, 2000, and EMCO was merged into the Company on January 2, 2001. The acquisitions of Noah and Sekidenko were accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements have been restated to include Noah and Sekidenko as though they had always been part of the Company. The acquisition of EMCO was accounted for under the purchase method of accounting, and EMCO's results of operations are included since the acquisition date.

      On January 18, 2002, the Company completed the acquisition of Aera Japan Ltd. ("Aera"), a supplier of digital, pressure-based and liquid mass flow controllers, ultrasonic liquid flow meters and liquid vapor delivery systems to the semiconductor capital equipment industry. The aggregate purchase price for Aera was 5.73 billion Japanese yen (approximately $44 million, based upon the approximate exchange rate at closing of 130:1), which was funded from the Company's available cash. In addition, the Company assumed approximately $34 million of Aera's senior debt, most of which is with Japanese banks at rates ranging from 1.4% to 3.3%. For its fiscal year ended June 30, 2001, Aera had sales of approximately $110 million and operating income of approximately $17 million, compared with sales of $84.5 million and operating income of $7.0 million in the previous fiscal year. As of June 30, 2001, Aera had assets of approximately $94 million. Aera owns 100% of each of the following subsidiaries:
Aera Corporation, Aera U.K. Ltd., Aera GmbH and Aera Korea Ltd.

      The Company is subject to many risks, some of which are similar to other companies in its industry. These risks include significant fluctuations of quarterly operating results, the volatility of the semiconductor and semiconductor capital equipment industries, customer concentration within the markets the Company serves, manufacturing and facilities risks, recent and potential future acquisitions, management of growth, supply constraints and dependencies, dependence on design wins, barriers to obtaining new customers, the high level of customized designs, rapid technological changes, competition, international operating risks, intellectual property rights, governmental regulations, dependence on key personnel and the volatility of the market price of the Company's common stock. A significant change in any of these risk factors could have a material impact on the Company's business.

(2) SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of the Company and its wholly owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      CASH AND CASH EQUIVALENTS -- For purposes of reporting cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

      INVENTORIES -- Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of market or cost, computed on a first-in, first-out basis.

      MARKETABLE SECURITIES -- The Company has investments in marketable equity securities and municipal bonds, which have original maturities of 90 days or more. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investments are classified as available-for-sale securities and reported at fair value with unrealized gains and losses included in other comprehensive income. Due to the short-term, highly liquid nature of the marketable securities held by the Company, the cost, including accrued interest of such investments, is typically the same as their fair value.

      DEMONSTRATION AND CUSTOMER SERVICE EQUIPMENT -- Demonstration and customer service equipment are manufactured products that are utilized for sales demonstration and evaluation purposes. The Company also utilizes this equipment in its customer service function as replacement and loaner equipment to existing customers.

      The Company depreciates the equipment based on its estimated useful life in the sales and customer service functions. The depreciation is computed based on a three-year life.

      PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost or estimated fair value upon acquisition. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred.

      Depreciation is provided using straight-line and accelerated methods over three to ten years for machinery and equipment and furniture and fixtures, with computers and communication equipment depreciated over a three-year life. Amortization of leasehold improvements and leased equipment is provided, using the straight-line method over the life of the lease term or the life of the assets, whichever is shorter.

      GOODWILL AND INTANGIBLES -- Goodwill and intangibles are recorded at the date of acquisition at their allocated cost. Goodwill represents the excess of the cost of businesses acquired over the aggregate fair value of identifiable tangible and intangible net assets at the dates of acquisition. Amortization is provided over the estimated useful lives ranging from five to seven years for both goodwill and the intangible assets.

      CONCENTRATIONS OF CREDIT RISK -- The Company's revenues generally are concentrated among a small number of customers, the majority of which are in the semiconductor capital equipment industry. The Company's foreign subsidiaries sales are primarily denominated in currencies other than the U.S. dollar (see
Note 18). The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

      WARRANTY POLICY -- The Company offers warranty coverage for its products for periods ranging from 12 to 36 months after shipment, with the majority of its products ranging from 18 to 24 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale.

      FOREIGN CURRENCY TRANSLATION -- The functional currency of the Company's foreign subsidiaries is their local currency. Assets and liabilities of international subsidiaries are translated to U.S.

dollars at year-end exchange rates, and income statement items are translated at average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of equity. Gains and losses resulting from foreign currency transactions are included in income.

      Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in foreign currency transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transactions). Unrealized transaction gains and losses applicable to permanent investments by the Company in its foreign subsidiaries are included as cumulative translation adjustments, and unrealized translation gains or losses applicable to short-term intercompany receivables from or payables to the Company and its foreign subsidiaries are included in income. The Company recognized losses on foreign currency transactions of approximately $235,000 and $196,000 for the years ended December 31, 2001 and 2000, respectively, and a gain on foreign currency transactions of $1,504,000 for the year ended December 31, 1999.

      Financial statement activity for AE-China was immaterial in 2001, 2000 and 1999.

      REVENUE RECOGNITION -- The Company recognizes revenue upon shipment of its systems and spare parts, at which time title passes to the customer, as its shipping terms are FOB shipping point.

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

      In some instances the Company delivers systems to customers for evaluation purposes. In these arrangements, the customer retains the systems for specified periods of time without commitment to purchase. On or before the expiration of the evaluation period, the customer either rejects the system, and returns it to the Company, or accepts the system. Upon acceptance, title passes to the customer, the Company invoices the customer for the system, and revenue is recognized. Pending acceptance by the customer, such systems are reported on the Company's balance sheet at an estimated value based on the lower of cost or market, and are included in the amount for demonstration and customer service equipment, net of accumulated depreciation.

      INCOME TAXES -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

      RESTRUCTURING COSTS -- Restructuring charges include the costs associated with actions taken by the Company in response to the continuing downturn in the semiconductor capital equipment industry and in responses to changes in the Company's strategy. Restructuring charges totaling $3,070,000 and $1,000,000 were recorded for 2001 and 2000, respectively. These charges consisted of costs that were incremental to the Company's ongoing operations, and were incurred to exit an activity or cancel an existing contractual obligation, closure of facilities and employee termination related charges. Other related costs, consisting primarily of employee relocation, were expensed as incurred.

      STOCK-BASED COMPENSATION -- The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Reference is made to Note 19, for a summary of the pro forma effect of SFAS No. 123 "Accounting for Stock Based Compensation," on the

Company's results of operations for the years ended December 31, 2001, 2000 and 1999.

      EARNINGS PER SHARE -- Basic Earnings Per Share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to include certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock and if-converted methods), if securities containing potentially dilutive common shares (convertible notes payable, options and warrants) had been converted to such common shares, and if such assumed conversion is dilutive. For the years ended December 31, 2000 and 1999, certain stock options outstanding and conversion of the convertible subordinated notes payable were not included in this calculation because to do so would be anti-dilutive. The anti-dilutive stock options would have increased the weighted-average number of diluted shares by 239,000 and 131,000 in 2000 and 1999, respectively, and the anti-dilutive convertible subordinated notes, if converted, would have increased the number of diluted shares by 2,546,000 and 341,000 in 2000 and 1999, respectively. Due to the Company's net loss for the year ended December 31, 2001, basic and diluted EPS are the same, as the assumed conversion of all potentially dilutive securities would be anti-dilutive. Potential shares of common stock issuable under these securities at December 31, 2001 were approximately 2,200,000 shares of common stock issuable under options and warrants for common stock and 5,838,000 shares of common stock issuable upon conversion of subordinated notes payable.

      The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the years ended December 31, 2001, 2000 and 1999:

                                                       2001                            2000                         1999
                                          -----------------------------   ----------------------------   ---------------------------
                                             NET              PER SHARE     NET              PER SHARE     NET             PER SHARE
                                           (LOSS)     SHARES    AMOUNT    INCOME    SHARES     AMOUNT    INCOME    SHARES    AMOUNT
                                          --------    ------  ---------   -------   -------  ---------   -------   ------  ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic EPS:
  Net (loss) income attributable to
    common stock and share amounts ....   $(31,379)   31,712    $(0.99)   $68,034    31,336     $2.17    $19,066   29,706    $0.64
Dilutive securities:
  Stock options .......................         --        --       --          --     1,089        --         --    1,228       --
  Convertible subordinated debt .......         --        --       --          --        --        --         --       --       --
                                          --------    ------    ------    -------    ------     -----    -------   ------    -----
Diluted EPS:
  Net (loss) income attributable to
    common stock and assumed
    share amounts .....................   $(31,379)   31,712    $(0.99)   $68,034    32,425     $2.10    $19,066   30,934    $0.62
                                          ========    ======    ======    =======    ======     =====    =======   ======    =====

      COMPREHENSIVE INCOME (LOSS) -- Comprehensive income (loss) for the Company consists of net income (loss), foreign currency translation adjustments and net unrealized holding gains on available-for-sale marketable investment securities and is presented in the Consolidated Statement of Stockholders' Equity.

      SEGMENT REPORTING -- The Company operates in one segment for the manufacture, marketing and servicing of key subsystems for vacuum process systems. In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company's chief operating decision maker has been identified as the Office of the Chief Executive Officer, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company. All material operating units qualify for aggregation under SFAS No. 131 due to their identical customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the consolidated financial statements.

      RECENT ACCOUNTING PRONOUNCEMENTS -- In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17, "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new fair value-based methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company's prospective financial statements may be significantly affected by the results of future periodic tests for impairment.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company is in the process of assessing the effect of adopting SFAS No. 144, which will be effective for the Company's fiscal year ending December 31, 2002.

      DERIVATIVE INSTRUMENTS -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 133, as amended by SFAS No. 137, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activity by requiring all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The Company did not seek specific hedge accounting treatment for its foreign currency forward contracts (Note 18). The adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations.

      ESTIMATES AND ASSUMPTIONS -- The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used when accounting for allowances for doubtful accounts, depreciation and amortization, impairment charges, restructuring accruals, warranty reserves, purchase price allocations, income taxes, excess and obsolete inventory and various others items.

      ASSET IMPAIRMENTS -- Long-lived assets are comprised of intangible assets and property, plant and equipment. Long-lived assets, including certain identifiable intangibles and the goodwill related to those assets to be held and used, are reviewed by the Company for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, the Company estimates the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Long-lived assets and certain identifiable intangibles to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

      During 2001, the Company reviewed certain amounts recorded as goodwill for impairment. Due to declines in the related businesses and changes in the Company's strategy, it was determined that the related expected future cash flows no longer supported the recorded amounts of goodwill, and the Company recorded an impairment in the amount of approximately $5.4 million. Approximately $3.6 million of this was related to impairment of goodwill associated with Tower and approximately $1.8 million was related to impairment of goodwill associated with the Company's Fourth State Technology ("FST") product line.

      RECLASSIFICATIONS -- Certain prior period amounts have been reclassified to conform to the current period presentation.

(3) ACQUISITIONS

      EMCO -- On January 2, 2001, Engineering Measurements Company ("EMCO"), a publicly held, Longmont, Colorado-based manufacturer of electronic and electromechanical precision instruments for measuring and controlling the flow of liquids, steam and gases, was merged with a wholly owned subsidiary of the Company. The Company paid the EMCO shareholders cash in an aggregate amount of approximately $30 million. In connection with the acquisition, the Company issued stock options to purchase approximately 71,000 shares of its common stock for the assumption of outstanding, fully vested options for EMCO common stock. The fair value of the options granted was estimated by the Company (using the Black-Scholes option pricing model) to be approximately $1.1 million. The acquisition was accounted for using the purchase method of accounting, and the operating results of EMCO are reflected in the accompanying consolidated financial statements prospectively from the date of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company has obtained preliminary independent appraisals of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives. Goodwill and intangibles includes $20.9 million allocated to goodwill and $3.4 million allocated to other intangibles.

                                                         (In thousands)
            Cash and cash equivalents                      $    459
            Marketable securities                               674
            Accounts receivable                               1,167
            Inventories                                       1,678
            Deferred income tax assets, current                 584
            Other current assets                                 88
            Fixed assets                                      4,596
            Goodwill                                         20,878
            Other intangibles                                 3,400
            Accounts payable                                   (355)
            Accrued payroll                                    (405)
            Other accrued expenses                             (391)
            Deferred income tax liability                      (856)
                                                           --------
                                                           $ 31,517
                                                           ========

      There were no transactions between the Company and EMCO prior to the combination. The excess purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill and other intangibles, which was amortized in 2001 over an average of a seven-year life. In accordance with SFAS No. 141 and 142, the Company ceased amortization of goodwill on January 1, 2002, and will continue to review these assets in the future for impairment. The amount of annual goodwill amortization which will no longer be recorded is approximately $3.3 million.

      Had this combination occurred on January 1, 2000, the pro forma, unaudited, combined results of operations for the Company and EMCO would have generated revenue of approximately $369.8 million, net income before extraordinary items of approximately $55.9 million, net income of approximately $63.5 million, basic earnings per share of $2.03 and diluted earnings per share of $1.96.

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

      The Sekidenko and Noah mergers have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined balance sheet, statements of operations and cash flows of Noah and Sekidenko as though each had always been part of the Company. There were no transactions between the Company, Noah and Sekidenko prior to the combinations. Certain reclassifications were made to conform the Noah and Sekidenko financial statements to the Company's presentations. The results of operations for the separate companies and combined amounts presented in the consolidated financial statements follow:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       ----------------------------
                                                                                          2000               1999
                                                                                       ---------           --------
                                                                                              (IN THOUSANDS)
      Sales:
        Pre-Noah and Sekidenko mergers (prior to April 6, 2000)
           Advanced Energy ......................................................      $  67,171           $183,958
           Noah .................................................................          3,080              7,617
           Sekidenko ............................................................          4,777             11,274
        Advanced Energy and Noah combined before Sekidenko merger ...............        123,190                 --
        Sekidenko before Sekidenko merger (April 6 to August 18, 2000) ..........          7,034                 --
        Post-Sekidenko merger (August 18 to December 31, 2000) ..................        154,530                 --
                                                                                       ---------           --------
           Consolidated .........................................................      $ 359,782           $202,849
                                                                                       =========           ========

      Net income (loss):
        Pre-Noah and Sekidenko mergers (prior to April 6, 2000)
          Advanced Energy .......................................................      $   9,996           $ 16,838
          Noah ..................................................................             43                184
          Sekidenko .............................................................          1,199              2,044
        Advanced Energy and Noah combined before Sekidenko merger ...............         20,809                 --
        Sekidenko before Sekidenko merger (April 6 to August 18, 2000) ..........          1,367                 --
        Noah merger costs .......................................................         (2,333)                --
        Post-Sekidenko merger (August 18 to December 31, 2000) ..................         39,203                 --
        Sekidenko merger costs ..................................................         (2,250)                --
                                                                                       ---------           --------
           Consolidated .........................................................      $  68,034           $ 19,066
                                                                                       =========           ========

      OTHER INTANGIBLES -- During 1999, prior to its acquisition by the Company, Noah acquired various intangible assets, primarily a license agreement and patents, by issuing approximately 214,000 shares of common stock valued at $1,950,000. Noah management estimated the value of the common stock, since, as a privately held company, there was no public market for Noah's common stock. The entire purchase price was allocated to other intangibles and is being amortized over a seven-year useful life.

      During 1998, prior to the acquisition of Sekidenko by the Company, Sekidenko acquired various intangible assets, primarily a license agreement, by issuing approximately 1,680,000 shares of common stock valued at $2,096,000. Sekidenko's management estimated the value of the common stock, since, as a privately held company, there was no public market for Sekidenko's common stock. The entire purchase price was allocated to other intangibles and is being amortized over a five-year useful life.

      LITMAS -- During 1998, the Company acquired a 29% ownership interest in LITMAS, a privately held, North Carolina-based early-stage company that designs and manufactures plasma gas abatement systems and high-density plasma sources. The purchase price consisted of $1 million in cash. On October 1, 1999, the Company acquired an additional 27.5% interest in LITMAS for an additional $560,000. The purchase price consisted of $385,000 in the Company's common stock and $175,000 in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $523,000 allocated to intangible assets as goodwill. The results of operations of LITMAS are included within the accompanying consolidated financial statements from the date the controlling interest of 56.5% was acquired. On October 1, 2000, the Company acquired an additional 3.0% interest in LITMAS for an additional $250,000, bringing the Company's ownership interest in LITMAS to 59.5%. Subsequent to year-end, the Company agreed in principle to acquire the remaining 40.5% of LITMAS for approximately 130,000 shares of the Company's common stock. Based on the Nasdaq closing price of the Company's common stock on February 28, 2002 of $25.100 per share, the purchase price would have been valued at approximately $3.3 million.

(4) PUBLIC OFFERING OF COMMON STOCK

      In November 1999, the Company closed on an additional offering of its common stock. In connection with the offering, 1,000,000 shares of common shares were sold at a price of $39 per share, providing gross proceeds of $39,000,000, less $2,448,000 in offering costs.

(5) MARKETABLE SECURITIES

      MARKETABLE SECURITIES consisted of the following:

                                                                                            DECEMBER 31,
                                                                                    --------------------------
                                                                                      2001               2000
                                                                                    --------          --------
                                                                                           (IN THOUSANDS)
      Commercial paper ...................................................          $172,506          $ 85,827
      Municipal bonds and notes ..........................................            12,622            54,022
      Mutual funds .......................................................             4,895            17,962
                                                                                    --------          --------
                                                                                    $190,023          $157,811
                                                                                    ========          ========

      These marketable securities are stated at period end market value, which are equal to their original costs plus accrued interest income.

(6) ACCOUNTS RECEIVABLE - TRADE

      ACCOUNTS RECEIVABLE - TRADE consisted of the following:

                                                                                            DECEMBER 31,
                                                                                    --------------------------
                                                                                      2001               2000
                                                                                    --------          --------
                                                                                           (IN THOUSANDS)
         Domestic ........................................................          $ 13,463          $ 41,545
         Foreign .........................................................            14,457            31,971
         Allowance for doubtful accounts .................................            (1,049)             (784)
                                                                                    --------          --------
         Total accounts receivable .......................................          $ 26,871          $ 72,732
                                                                                    ========          ========

(7) INVENTORIES

      INVENTORIES consisted of the following:

                                                                                                    DECEMBER 31,
                                                                                               ----------------------
                                                                                                2001            2000
                                                                                               -------        -------
                                                                                                    (IN THOUSANDS)
      Parts and raw materials ............................................................     $31,273        $34,462
      Work in process ....................................................................       2,521          3,777
      Finished goods .....................................................................      11,454          7,027
                                                                                               -------        -------
      Total inventories ..................................................................     $45,248        $45,266
                                                                                               =======        =======

      Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of market or cost, computed on a first-in, first-out basis. Inventory is expensed as cost of sales upon shipment of product.

(8) PROPERTY AND EQUIPMENT

      PROPERTY AND EQUIPMENT consisted of the following:

                                                                                                    DECEMBER 31,
                                                                                               ----------------------
                                                                                                2001            2000
                                                                                               -------        -------
                                                                                                    (IN THOUSANDS)
      Land ...............................................................................     $ 1,127        $    --
      Building ...........................................................................       1,673             --
      Building equipment .................................................................          64             --
      Machinery and equipment ............................................................      29,410         25,075
      Computers and communication equipment ..............................................      15,619         12,484
      Furniture and fixtures .............................................................       4,694          4,026
      Vehicles ...........................................................................         222            197
      Leasehold improvements .............................................................      10,232          6,746
                                                                                               -------        -------
                                                                                                63,041         48,528
      Less - accumulated depreciation ....................................................     (31,946)       (24,427)
                                                                                               -------        -------
      Total property and equipment .......................................................     $31,095        $24,101
                                                                                               =======        =======

(9) NOTES PAYABLE

                                                                                                    DECEMBER 31,
                                                                                               ----------------------
                                                                                                2001            2000
                                                                                               -------        -------
                                                                                                    (IN THOUSANDS)
      Revolving line of credit of $30,000,000, expiring June 2003, interest at bank's prime rate minus 1% or the LIBOR 360-day rate plus 175 basis points, (3.75% at December 31, 2001). Borrowing base consists of the sum of 80% of eligible accounts receivable plus the lesser of 20% of eligible inventory or $5,000,000. Loan covenants provide certain financial restrictions related to working capital, leverage, net worth, payment and
        declaration of dividends and profitability .......................................     $   760        $   875
      Note payable, shareholder, paid in full in 2001 ....................................          --            356
      Note payable, royalties, with interest at 7%, with monthly payments ranging from
        $5,000 to $15,000, including interest, due July 2002. The note is unsecured ......         244            704
      Note payable, other ................................................................         120            120
      Note payable to the New Jersey Economic Development Authority, with interest at
        5%, principal and interest due monthly, matures January 2002 and secured by
        machinery and equipment ..........................................................          --            109
      Note payable, shareholder, paid in full in 2001 ....................................          --            163
                                                                                               -------        -------
                                                                                                 1,124          2,327
      Less - current portion .............................................................      (1,124)        (1,284)
                                                                                               -------        -------
                                                                                               $    --        $ 1,043
                                                                                               =======        =======

      The Company is subject to covenants on its line of credit that provide certain restrictions related to working capital, leverage, net worth, and payment and declaration of dividends. The Company was out of compliance with the maximum loss covenant as of December 31, 2001, and received a written waiver of the covenant and expects to be in compliance with all covenants during 2002. As of December 31, 2001, the Company had an advance of approximately $760,000 related to AE-Japan and approximately $350,000 of letters of credit against the line of credit, for total available credit at that time of approximately $28.9 million.

      Currently the Company is restricted from further use of its credit line because the low interest debt of approximately $34 million that it assumed as part of the Aera acquisition is not subordinated to its line of credit. The Company is in the process of negotiating a new line of credit.

(10) CONVERTIBLE SUBORDINATED NOTES PAYABLE

      In November 1999, the Company issued $135 million of 5.25% convertible subordinated notes. These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year beginning May 15, 2000. Net proceeds to the Company were approximately $130.5 million, after deducting $4.5 million of offering costs, which have been capitalized and are being amortized as additional interest expense over a period of seven years. Holders of the notes may convert the notes at any time into shares of the Company's common stock, at $49.53 per share. The Company may redeem the notes on or after November 19, 2002 at a redemption price of 103.00% times the principal amount, and may redeem at successively lesser amounts thereafter until November 15, 2006, at which time the Company may redeem at a redemption price equal to the principal amount. At December 31, 2001, approximately $500,000 of interest expense related to these notes was accrued as a current liability.

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

      In August 2001, the Company issued $125 million of 5.00% convertible subordinated notes. These notes mature September 1, 2006, with interest payable on March 1st and September 1st of each year beginning March 1, 2002. Net proceeds to the Company were $121.25 million, after deducting $3.75 million of offering costs, which have been capitalized and are being amortized as additional interest expense over a period of five years. Holders of the notes may convert the notes at any time before maturity into shares of the Company's common stock at a conversion rate of 33.5289 shares per each $1,000 principal amount of notes, equivalent to a conversion price of approximately $29.83 per share. The conversion rate is subject to adjustment in certain circumstances. The Company may redeem the notes, in whole or in part, at any time before September 4, 2004, at specified redemption prices plus accrued and unpaid interest, if any, to the date of redemption if the closing price of the Company's common stock exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. Upon any provisional redemption, the Company will make an additional payment in cash with respect to the notes called for redemption in an amount equal to $150.56 per $1,000 principal amount of notes, less the amount of any interest paid on the note. The Company may also make this additional payment in shares of its common stock, and any such payment will be valued at 95% of the average of the closing prices of the Company's common stock for the five consecutive trading days ending on the day prior to the redemption date. The Company will be obligated to make an additional payment on all notes called for provisional redemption. The Company may also redeem the notes from September 4, 2004 through August 31, 2005 at 102% times the principal amount, from September 1, 2005 through August 31, 2006 at 101% times the principal amount, and thereafter at 100% of the principal amount. The notes are subordinated to the Company's present and potential future senior debt, and are effectively subordinated in right of payment to all indebtedness and other liabilities of the Company's subsidiaries. At December 31, 2001, approximately $2.2 million of interest expense related to these notes was accrued as a current liability.

(11) INCOME TAXES

      The income tax benefit of $17.4 million for 2001 represents an effective rate of 36%. The income tax provision of $36.8 million in 2000, which included a $4.6 million provision for an extraordinary item, represented an effective rate of 35%. The income tax provision of $11.7 million for 1999 represented an effective rate of 38%.

      The (benefit) provision for income taxes for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                                                                                  DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                     2001             2000              1999
                                                                                   --------         --------         --------
                                                                                                 (IN THOUSANDS)
      Federal .............................................................        $(17,468)        $ 28,869         $  8,087
      State and local .....................................................            (469)           3,592            1,376
      Foreign taxes .......................................................             496            4,346            2,278
                                                                                   --------         --------         --------
                                                                                   $(17,441)        $ 36,807         $ 11,741
                                                                                   ========         ========         ========

      Current .............................................................        $(13,462)        $ 40,537         $ 10,890
      Deferred ............................................................          (3,979)          (3,730)             851
                                                                                   --------         --------         --------
                                                                                   $(17,441)        $ 36,807         $ 11,741
                                                                                   ========         ========         ========

      The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31, 2001, 2000 and 1999:

                                                                                                  DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                     2001             2000              1999
                                                                                   --------         --------         --------
                                                                                                 (IN THOUSANDS)
      Income tax (benefit) expense per federal statutory rate .............        $(17,138)        $ 36,703         $ 10,807
      State income taxes, net of federal deduction ........................          (1,259)           2,232              894
      Foreign sales corporation ...........................................            (688)          (2,516)            (331)
      Nondeductible merger costs ..........................................              --            1,604             (228)
      Nondeductible intangible and goodwill amortization ..................           2,818              618              553
      Other permanent items, net ..........................................          (1,716)          (2,262)            (137)
      Effect of foreign taxes .............................................               2              578            1,000
      Change in valuation allowance .......................................             790               --             (717)
      Tax credits .........................................................            (250)            (150)            (100)
                                                                                   --------         --------         --------
                                                                                   $(17,441)        $ 36,807         $ 11,741
                                                                                   ========         ========         ========

      The Company's deferred income tax assets are summarized as follows:

                                                                              DECEMBER 31, 2001      CHANGE    DECEMBER 31, 2000
                                                                              -----------------      ------    -----------------
                                                                                                 (IN THOUSANDS)
      Employee bonuses and commissions ....................................        $    386         $ (1,465)        $  1,851
      State net operating loss carryforward ...............................             790              790               --
      Warranty reserve ....................................................           1,423              377            1,046
      Bad debt reserve ....................................................             301               72              229
      Vacation accrual ....................................................             948             (128)           1,076
      Obsolete and excess inventory .......................................           4,011            1,578            2,433
      Investments .........................................................           2,476            2,081              395
      Depreciation and amortization .......................................            (415)            (727)             312
      Other ...............................................................           1,655            1,514              141
      Valuation allowance .................................................            (790)            (790)              --
                                                                                   --------         --------         --------
                                                                                   $ 10,785         $  3,302         $  7,483
                                                                                   --------         --------         --------
      Depreciation and amortization acquired in EMCO acquisition ..........              --              677               --
                                                                                   $ 10,785         $  3,979         $  7,483
                                                                                   ========         ========         ========

      The domestic versus foreign component of the Company's net (loss) income before income taxes at December 31, 2001, 2000 and 1999, was as follows:

                                                                                                  DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                     2001             2000              1999
                                                                                   --------         --------         --------
                                                                                                 (IN THOUSANDS)
      Domestic ............................................................        $(50,377)        $ 94,094         $ 25,177
      Foreign .............................................................           1,412           10,767            5,699
                                                                                   --------         --------         --------
                                                                                   $(48,965)        $104,861         $ 30,876
                                                                                   ========         ========         ========

(12) OTHER INCOME AND EXPENSE ITEMS

      GAIN ON SALE OF INVESTMENT -- In the third quarter of 2000, the Company exercised warrants of a supplier in a cashless transaction and received 458,000 shares of the supplier's common stock, which is publicly traded. The Company had received the warrants in a series of transactions with the supplier since 1995. Concurrent with the exercise, the Company sold 320,000 shares of the supplier's common stock and recognized a gain of approximately $4.8 million. The remaining 138,000 shares are valued at approximately $1.6 million and are included in other long-term assets.

      OTHER OPERATING EXPENSES - SYMPHONY -- Beginning in April 2000, the Company made periodic advances to and investments in Symphony Systems, Inc., a privately held, early-stage developer of equipment productivity management software. In addition to the approximately $8 million from the Company as investments, advances and license payments, Symphony received investments of $7 million from other parties. In 2000, the Company obtained an exclusive license, for which the Company paid $1.5 million, to use Symphony's products in the semiconductor industry. In connection with certain of the Company's advances in 2001, it obtained a security interest in all of Symphony's intellectual and proprietary property.

      Beginning in the third quarter of 2001, and continuing through the end of the year, Symphony's financial situation began to deteriorate significantly, and the Company determined that due to Symphony's need for immediate liquidity, its declining business prospects (including the indefinite postponement of a significant order for its products from a major semiconductor equipment manufacturer) and other factors, the value of the Company's investment in and advances to Symphony had substantially declined. Given the precarious financial condition of Symphony, the Company valued its investments in and advances to Symphony at December 31, 2001, at approximately $1 million, which reflects its assessment of the value of the Symphony technology license, which has continuing value to the Company. The amount of the impairment related to Symphony was $6.8 million, all of which was recorded in 2001 as an operating expense.

      Since Symphony effectively ceased operations in February 2002, the Company hired its key employees and intends to purchase Symphony's remaining assets in a foreclosure, liquidation or bankruptcy sale in the near future. At no time did the Company's percentage ownership in the voting stock of Symphony exceed approximately 1.7%, and the Company has never had the ability to exercise significant influence over Symphony.

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

      The Company may make discretionary contributions based on corporate financial results for the fiscal year. Effective January 1, 1998, the Company increased its matching contribution for participants in the 401(k) Plans up to a 50% matching on contributions by employees up to 6% of the employee's compensation. The Company's total contributions to the plans were approximately $1,433,000, $1,291,000 and $848,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Vesting in the profit sharing contribution account is based on years of service, with most participants fully vested after five years of credited service.

      The Company also has a Money Purchase Pension Plan, which covers certain employees. This plan was frozen, effective July 1, 1998, and the Company is not required to make contributions to the plan for future years. The Company's contributions to this plan were $62,000 for 2000. The Company made no contributions in 2001 and 1999.

(14) COMMITMENTS AND CONTINGENCIES

DISPUTES AND LEGAL ACTIONS

      The Company is involved in disputes and legal actions arising in the normal course of its business. The Company does not believe that the ultimate resolution of such litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

CAPITAL LEASES

      The Company finances a portion of its property and equipment under capital lease obligations. The future minimum lease payments under capitalized lease obligations as of December 31, 2001 were approximately $6,000, all a current liability.

OPERATING LEASES

      The Company has various operating leases for automobiles, equipment, and office and production facilities (Note 17). Lease expense under operating leases was approximately $5,770,000, $5,155,000 and $4,926,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      The future minimum rental payments required under noncancelable operating leases as of December 31, 2001 are as follows:

                                                                            (IN THOUSANDS)
      2002..............................................................        $  5,211
      2003..............................................................           4,194
      2004..............................................................           3,610
      2005..............................................................           3,189
      2006..............................................................           3,018
      Thereafter........................................................          17,117
                                                                                 -------
                                                                                 $36,339
                                                                                 =======

(15) RESTRUCTURING

      The Company recorded $3,070,000 of restructuring charges in 2001, primarily associated with reductions in force to respond to the downturn in the semiconductor capital equipment industry and the global economy. The Company's restructuring plans and associated costs consisted of $2,124,000 to terminate 330 employees and $946,000 to close three facilities. These costs were recorded in the accompanying consolidated statements of operations as "Restructuring Charges" as a component of operating expenses.

      The employee termination costs of $2,124,000 included severance benefits and notice pay. All terminations and termination benefits were communicated to the affected employees prior to year-end, and severance benefits are expected to be paid in full in 2002. The affected employees were all part of the Company's U.S. operations and included full-time permanent and temporary employees, and consisted primarily of manufacturing and administrative personnel.

      The facility related costs of $946,000 resulted from the phase out the Company's Austin, Texas manufacturing facility to begin outsourcing the assembly of certain DC power products; the transition of its Voorhees, New Jersey facility from a manufacturing site to a design center; and the closure of Noah's manufacturing and office facilities in San Jose, California, due to the transfer of Noah's manufacturing to Vancouver, Washington, to be co-located with Sekidenko. These costs accrued reflect payments required under operating lease contracts and costs for writing down related leasehold improvements of facilities.

      At December 31, 2001, outstanding liabilities related to the 2001 restructuring charges were approximately $1.3 million, and were reported on the consolidated balance sheet.

      The Company also recorded a $1,000,000 restructuring charge in 2000 related to the termination of employees associated with Tower in Fridley, Minnesota, and charges related to closing that facility, resulting from the relocation of Tower's operations to the Company's facility in Voorhees, New Jersey. This restructuring was completed in the fourth quarter of 2000. As of December 31, 2000, approximately $475,000 related to this restructuring was reported on the Company's consolidated balance sheet as an accrued liability. Approximately $80,000 of this restructuring charge related to the lease of the facility was still outstanding as of December 31, 2001.

      The following table summarizes the components of the restructuring charges, the payments and non-cash charges, and the remaining accrual as of December 31, 2001:

                                                                                   EMPLOYEE
                                                                                   SEVERANCE AND    FACILITY         TOTAL
                                                                                   TERMINATION      CLOSURE          RESTRUCTURING
                                                                                   COSTS            COSTS            CHARGES
                                                                                   --------------   --------         -------------
                                                                                                 (IN THOUSANDS)
      2000 restructuring charges ..........................................        $    681         $    319         $  1,000
      Payments in 2000 ....................................................            (380)            (145)            (525)
                                                                                   --------         --------         --------
      Accrual balance December 31, 2000 ...................................        $    301         $    174         $    475
                                                                                   ========         ========         ========
      Second quarter 2001 restructuring charge ............................             614               --              614
      Fourth quarter 2001 restructuring charge ............................           1,510              946            2,456
                                                                                   --------         --------         --------
      Total restructuring charges 2001 ....................................           2,124              946            3,070
      Payments in 2001 ....................................................          (1,460)            (658)          (2,118)
                                                                                   --------         --------         --------
      Accrual balance December 31, 2001 ...................................        $    965         $    462         $  1,427
                                                                                   ========         ========         ========

(16) INDUSTRY SEGMENT, FOREIGN OPERATIONS AND MAJOR CUSTOMERS

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires a public business enterprise to report financial and descriptive information about its reportable operating segments. SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assess performance. Management operates and manages the

Company's business for the manufacture, marketing and servicing of its products and related systems as one operating segment. All material operating units qualify for aggregation under SFAS No. 131 because all the Company's products and systems have similar economic characteristics, and procurement, production and distribution processes. To report revenues from external customers for each product and service or each group of similar products and services would be impracticable. Since the Company operates in one segment, all financial segment information required by SFAS No. 131 is found in the accompanying consolidated financial statements.

      The Company has operations in the U.S., Europe and Asia Pacific. The following is a summary of the Company's operations by region:

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                     2001             2000            1999
                                                                                  ---------        ---------        ---------
                                                                                                (IN THOUSANDS)
      Sales:
        Originating in U.S. and sold to domestic customers ................       $ 124,746        $ 260,596        $ 148,424
        Originating in U.S. and sold to foreign customers .................          19,687           35,504           23,996
        Originating in Europe to unaffiliated customers ...................          18,239           24,375           12,724
        Originating in Asia Pacific to unaffiliated customers .............          30,928           39,307           17,705
        Transfers between geographic areas ................................          40,774           48,963           24,053
        Intercompany eliminations .........................................         (40,774)         (48,963)         (24,053)
                                                                                  ---------        ---------        ---------
                                                                                  $ 193,600        $ 359,782        $ 202,849
                                                                                  =========        =========        =========
      (Loss) income from operations:
        U.S ...............................................................       $ (47,532)       $  73,508        $  25,390
        Europe ............................................................           1,517            3,805            2,379
        Asia Pacific ......................................................           1,157            7,878            1,946
        Intercompany eliminations .........................................          (2,029)               9             (389)
                                                                                  ---------        ---------        ---------
                                                                                  $ (46,887)       $  85,200        $  29,326
                                                                                  =========        =========        =========
      Identifiable assets:
        U.S ...............................................................       $ 529,465        $ 387,953
        Europe ............................................................          21,357           19,263
        Asia Pacific ......................................................          23,633           29,281
        Intercompany eliminations .........................................        (124,260)         (70,662)
                                                                                  ---------        ---------
                                                                                  $ 450,195        $ 365,835
                                                                                  =========        =========

      Intercompany sales among the Company's geographic areas are recorded on the basis of intercompany prices established by the Company.

      The Company has a major customer (sales in excess of 10% of total sales) that is a manufacturer of semiconductor capital equipment. Sales to this customer accounted for the following percentages of sales for the years ended December 31, 2001, 2000 and 1999:

                                                                                             DECEMBER 31,
                                                                                 --------------------------------
                                                                                    2001        2000        1999
                                                                                 ----------  ----------   -------
     Applied Materials, Inc................................................          24%         39%          34%
                                                                                    ===         ===          ===

      The Company had trade accounts receivable from this customer of approximately $8.0 million as of December 31, 2000, which was approximately 11.0% of the Company's total trade accounts receivable. The Company had no other trade accounts receivable from any customers in excess of 10% of its total trade accounts receivable as of December 31, 2001 and 2000.

(17) RELATED PARTY TRANSACTIONS

      The Company leases its executive offices and manufacturing facilities in Fort Collins, Colorado from a limited liability partnership consisting of certain directors of the Company and other individuals. The leases relating to these spaces expire in 2011, 2013 and 2016, and contain monthly payments of approximately $52,000, $52,000 and $62,000, respectively. The Company also leases other office and production space from another limited liability partnership consisting of certain directors of the Company and other individuals. The lease relating to this space expires in 2002 with a monthly payment of approximately $28,000.

      Approximately $2,229,000, $1,637,000 and $1,693,000 were paid and charged to rent expense attributable to these leases for the years ended December 31, 2001, 2000 and 1999, respectively. In 2000, the Company also paid an additional $637,000 to one of the partnerships for leasehold improvements made in the normal course of the Company's operations, which are capitalized and reported as leasehold improvements on the balance sheet as part of property and equipment.

      The Company leases, for business purposes, a condominium owned by a partnership of certain stockholders. The Company paid the partnership $47,000, $36,000 and $36,000 in 2001, 2000 and 1999, respectively.

      The Company charters aircraft from time to time from companies owned by a certain shareholder. Aggregate payments for the use of such aircraft were $0, $57,000 and $238,000 in 2001, 2000 and 1999, respectively.

(18) CONCENTRATIONS OF CREDIT RISK

      FORWARD CONTRACTS -- The Company's subsidiary AE-Japan enters into foreign currency forward contracts to buy U.S. dollars to mitigate currency exposure from its payable position arising from trade purchases and intercompany transactions with its parent. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in other currencies will be adversely affected by changes in exchange rates. Foreign currency forward contracts are entered into with a major commercial Japanese bank that has a high credit rating, and the Company does not expect the counterparty to fail to meet its obligations under outstanding contracts. Foreign currency gains and losses under the above arrangements are not deferred. The Company generally enters into foreign currency forward contracts with maturities ranging from four to eight months, with contracts outstanding at December 31, 2001 maturing through July 2002. All forward contracts are held until maturity. At December 31, 2001, the Company held foreign forward exchange contracts with notional amounts of $6,500,000 and market settlement amounts of $6,133,000 for an unrealized gain position of $367,000 that has been included in foreign currency (loss) gain in the accompanying consolidated statement of operations.

      OTHER CONCENTRATIONS OF CREDIT RISK -- The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, short-term investments, accounts receivable, and foreign currency forward contracts. The Company invests its cash in cash deposits, money market funds, commercial paper, certificates of deposit and readily marketable debt securities. The Company places its investments with high credit quality financial institutions and limits the credit exposure from any one financial institution or instrument. To date, the Company has not experienced significant losses on these investments. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. Because the Company's receivables are primarily related to companies in the semiconductor capital equipment industry, the Company is exposed to credit risk generally related to this industry.

(19) STOCK PLANS

      1995 EMPLOYEE STOCK OPTION PLAN -- During 1993, the Company adopted an Employee Stock Option Plan (the "Employee Option Plan") that has been amended and restated various times through December 2001. The Employee Option Plan allows issuance of incentive stock options, non-qualified options, and stock purchase rights. The exercise price of incentive stock options shall not be less than 100% of the stock's fair market value on the date of grant. The exercise price of non-qualified stock options shall not be less than 85% of the stock's fair market value on the date of grant. Options the Company (exclusive of acquired subsidiaries) issued under this plan in 2001, 2000 and 1999 were at 100%
of fair market value with typical vesting over three to four years. Under the Employee Option Plan, the Company has the discretion to accelerate the vesting period. The options are exercisable for ten years from the date of grant. The Company has reserved 8,125,000 shares of common stock for the issuance of stock under the Employee Option Plan, which terminates in June 2003.

      During 1999, prior to its acquisition by the Company, a shareholder of Sekidenko granted employees options under a preexisting arrangement to purchase shares of his common stock already outstanding at exercise prices below fair market value. Under this agreement, 29,700 and 34,250 of such options were exercised in 1999 and 2000, respectively. These options result in the Company recognizing $109,000 as compensation expense over the four-year vesting period related to the 1999 purchases, and $1,995,000 as compensation expense over the four-year vesting period related to the 2000 purchases. Compensation expense of $526,000, $461,000 and $23,000 was recognized in 2001, 2000 and 1999, respectively. These amounts are presented as a reduction of stockholders' equity, and the remaining amount of deferred compensation of $1,094,000 is being amortized over the four-year vesting period of the related stock options.

      EMPLOYEE STOCK PURCHASE PLAN -- In September 1995, stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") covering an aggregate of 200,000 shares of common stock. Employees are eligible to participate in the Stock Purchase Plan if employed by the Company for at least 20 hours per week during at least five months per calendar year. Participating employees may have up to 15% (subject to a 5% limitation set by the Company) of their earnings or a maximum of $1,250 per six month period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value on the commencement date of each offering period or the relevant purchase date. During 2001, 2000 and 1999, employees purchased an aggregate of 37,376, 13,025 and 22,390 shares under the Stock Purchase Plan, respectively.

      NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN -- In September 1995, the Company adopted the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan") covering 50,000 shares of common stock. In May 2001, the plan was amended to increase the number of shares of common stock issuable under such plan to 200,000 shares of common stock. The Directors Plan provides for automatic grants of non-qualified stock options to directors of the Company who are not employees of the Company ("Outside Directors"). Pursuant to the Directors Plan, upon becoming a director of the Company, each Outside Director will be granted an option to purchase 7,500 shares of common stock. Such options will be immediately exercisable as to 2,500 shares of common stock, and will vest as to 2,500 shares of common stock on each of the second and third anniversaries of the grant date. On each anniversary of the date on which a person became an Outside Director, an option for an additional 2,500 shares is granted. Such additional options vest on the third anniversary of the date of grant. Options will expire ten years after the grant date, and the exercise price of the options will be equal to the fair market value of the common stock on the grant date. The Directors Plan terminates September 2005.

      2001 EMPLOYEE STOCK OPTION PLAN -- In 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Option Plan"), which was not required to be approved by the Company's stockholders. The 2001 Option Plan is a broad-based plan for employees and consultants in which executive officers and directors of the Company are not allowed to participate. The board of directors currently administers the plan, and makes all decisions concerning which employees and consultants are granted options, how many to grant to each optionee, when options are granted, how the plan should be properly interpreted, whether to amend or terminate the plan, and whether to delegate administration of the plan to a committee. The 2001 Option Plan allows issuance of only non-qualified options. The exercise price of the options shall not be less than 100% of the stock's fair market value on the date of grant, and the options vest over four years. The options are exercisable for ten years from the date of grant. The Company has reserved up to 600,000 shares of common stock under the plan. The 2001 Option Plan will expire in January 2011, unless the administrator of the plan terminates it earlier.

      The following summarizes the activity relating to options for the years ended December 31, 2001, 2000 and 1999:

                                                                2001                          2000                   1999
                                                       -------------------------    -----------------------   ----------------------
                                                                               (IN THOUSANDS, EXCEPT SHARE PRICES)

                                                                       Weighted-                  Weighted-                Weighted-
                                                                       Average                    Average                  Average
                                                                       Exercise                   Exercise                 Exercise
                                                           Shares       Price         Shares       Price        Shares      Price
                                                       ------------   ----------    ---------    ----------   ---------   ----------
      Stock options:
       Employee stock options --
          Options outstanding at beginning of
            period ................................         1,719       $23.39        1,850       $13.90         1,987      $ 9.01
          Granted .................................           845        25.64          461        45.45           417       30.31
          Exercised ...............................          (273)       12.13         (488)        9.12          (487)       8.44
          Terminated ..............................          (183)       31.22         (104)       19.26           (67)      10.44
                                                          -------                   -------                    -------
          Options outstanding at end of period ....         2,108        25.07        1,719        23.39         1,850       13.90
                                                          =======                   =======                    =======
          Options exercisable at end of period ....           938        20.45          689        14.09           801        9.10
                                                          =======                   =======                    =======
      Weighted-average fair value of
            options granted during the period .....       $ 25.61                   $ 32.75                    $ 18.78
                                                          =======                   =======                    =======
          Price range of outstanding options ......    $0.67 - $64.94            $0.67 - $60.75            $0.67 - $44.97
                                                       ===============           ==============            ==============
          Price range of options terminated .......    $7.50 - $60.75            $0.83 - $43.69            $3.88 - $28.16
                                                       ===============           ==============            ==============
      Non-employee directors stock options--
          Options outstanding at beginning of period           75       $27.25           55       $19.04            40      $12.18
          Granted ..................................           15        24.44           20        49.81            18       32.94
          Exercised ................................           --           --           --           --            (3)      11.05
          Terminated ...............................           --           --           --           --            --          --
                                                          -------                   -------                    -------
          Options outstanding at end of period .....           90        26.92           75        27.25            55       19.04
                                                          =======                   =======                    =======
          Options exercisable at end of period .....           45        16.97           32        18.65            22       17.27
                                                          =======                   =======                    =======
      Weighted-average fair value of options
           granted during the period ...............      $ 24.85                   $ 30.83                    $ 20.11
                                                          =======                   =======                    =======
          Price range of outstanding options .......   $6.13 - $60.75            $6.13 - $64.94            $6.13 - $36.94
                                                       ===============            ==============           ==============
          Price range of options terminated ........      $    --                   $    --                    $    --
                                                          =======                   =======                    =======

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for employee stock-based compensation plans under APB No. 25, under which compensation expense, if any, is recognized based on the intrinsic value of stock options and other stock awards, generally measured at the date of grant.

      For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               2001            2000             1999
                                                              -------        -------          -------
                     Risk-free interest rates                   4.51%          6.06%            5.92%
                     Expected dividend yield rates               0.0%           0.0%             0.0%
                     Expected lives                           7 years        7 years          7 years
                     Expected volatility                       87.94%        103.69%           77.33%

      The total fair value of options granted was computed to be approximately $17,675,000, $15,719,000 and $8,192,000 for the years ended December 31, 2001,
2000 and 1999, respectively. These amounts are amortized ratably over the vesting period of the options. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures and tax, was approximately $5,413,000, $4,554,000 and $2,999,000 for 2001, 2000 and 1999, respectively.

      Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to the following pro forma amounts:

                                                                      2001           2000          1999
                                                                   ----------     ----------    ----------
                                                                            (IN THOUSANDS, EXCEPT
                                                                               PER SHARE DATA)
                   Net (loss) income:
                       As reported                                 $  (31,379)    $   68,034    $   19,066
                       Pro forma                                      (36,792)        63,480        16,067
                   Diluted (loss) earnings per share:
                       As reported                                 $    (0.99)    $     2.10    $     0.62
                       Pro forma                                        (1.16)          1.96          0.52

      The following table summarizes information about the stock options outstanding at December 31, 2001:

                                                                 Options Outstanding               Options Exercisable
                                                             ---------------------------       -------------------------
                                                              Weighted-
                                                               Average         Weighted-                       Weighted-
                                                              Remaining         Average                        Average
                        Range of              Number         Contractual        Exercise         Number        Exercise
                    Exercise Prices        Outstanding           Life            Price         Exercisable      Price
                    ---------------        -----------       ------------      ---------       -----------     ---------
                   $ 0.67  to $  2.57          16,000         1.8 years         $  1.23           16,000        $  1.20
                   $ 3.11  to $  6.75         190,000         6.0 years         $  5.78          149,000        $  5.58
                   $ 7.50  to $  9.00         239,000         5.1 years         $  8.25          184,000        $  8.44
                   $ 9.53  to $ 16.51         244,000         6.0 years         $ 13.69          227,000        $ 13.69
                   $17.32  to $26.63          438,000         9.1 years         $ 21.07           66,000        $ 20.05
                   $27.57 to $40.00           665,000         8.6 years         $ 30.86          159,000        $ 29.60
                   $43.69 to $64.94           406,000         8.1 years         $ 47.05          182,000        $ 46.28
                                            ---------         ---------         -------          -------        -------
                                            2,198,000         7.7 years         $ 25.15          983,000        $ 20.29
                                            =========         =========         =======          =======        =======

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments include cash, trade receivables, trade payables, marketable securities, short-term and long-term debt, and foreign currency forward exchange contracts (see Note 18). The fair values of cash, trade receivables, trade payables and short-term debt approximate the carrying values due to the short term nature of these instruments. Marketable securities are stated at fair value (see Note 5). At December 31, 2001 and 2000, the carrying value of long-term debt was $206.6 million and $82.6 million, respectively. At December 31, 2001, the estimated fair value of the Company's 5.25% convertible subordinated notes that are due November 15, 2006, was approximately $72 million, compared to a book value of $81.6 million. The estimated fair value of the Company's 5.00% convertible subordinated notes that are due September 1, 2006, was approximately $141 million, compared to a book value of $125 million.

(21) GOODWILL IMPAIRMENT

      During the second quarter of 2001, the Company terminated the operations of Tower and FST, due to significant softening in the projected demand for these products. Revenue contributed by Tower and FST operations for 2001, 2000 and 1999 represented less than five percent of total revenue for each period. Because the expected future cash flows for these products were insignificant after the second quarter of 2001, the Company recognized an impairment charge of $3.6 million related to the termination of Tower and a charge of $1.8 million related to the termination of FST. These amounts represented the carrying values of these assets on June 30, 2001, before the writedown. These charges are disclosed as "Goodwill Impairment" in the Operating Expenses section of the accompanying consolidated statement of operations.

(22) SUBSEQUENT EVENTS

      AERA -- On January 18, 2002, the Company completed its acquisition of Aera Japan Limited, a Japanese corporation ("Aera"). The acquisition was effected through AE-Japan, which purchased all of the outstanding stock of Aera. The aggregate purchase price paid by AE-Japan was 5.73 billion Japanese yen (approximately $44 million, based upon an exchange rate of 130:1), which was funded from the Company's available cash. In connection with the acquisition, AE-Japan assumed approximately $34 million of Aera's debt. Aera, which is headquartered in Hachioji, Japan, has manufacturing facilities there and manufacturing, sales and service offices in Austin, Texas; Dresden, Germany; Edinburgh, Scotland; and Bundang, South Korea; and sales and service offices in Kirchheim, Germany; and Hshinchu, Taiwan. Aera supplies the semiconductor capital equipment industry with product lines that include digital mass flow controllers, pressure-based mass flow controllers, liquid mass flow controllers, ultrasonic liquid flow meters and liquid vapor delivery systems.

      PRIVATE COMPANY -- On February 28, 2002, the Company agreed to purchase a privately owned Germany-based provider of power supplies and matching networks, for a purchase price ranging from $13.5 million to $20 million, depending on the outcome of contingencies. The Company is performing due diligence and expects to complete the transaction by April 30, 2002.

      LITMAS -- The Company has an agreement in principle to acquire the 40.5% that it currently does not own for approximately 130,000 shares of the Company's common stock. Based on the Nasdaq closing price of the Company's common stock on February 28, 2002 of $25.100 per share, the purchase price would have been valued at approximately $3.3 million.

(23) QUARTERLY FINANCIAL DATA

      The following table presents unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2001. The quarters ended March 31, 2000 and June 30, 2000 have been restated to include the combined selected financial data of Noah and Sekidenko as though each had always been part of the Company. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                                                                               QUARTERS ENDED
                                         ------------------------------------------------------------------------------------------
                                         MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,   MAR. 31,    JUNE 30,    SEPT. 30,     DEC. 31,
                                           2000      2000       2000        2000       2001        2001         2001         2001
                                         -------    -------   --------    --------   --------    --------    ---------     --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales ...............................    $75,028    $85,701    $96,317    $102,736    $74,714    $ 46,171     $ 38,722     $ 33,993
Gross profit ........................     36,667     42,363     46,825      50,598     31,223       7,781       11,036        7,392
Income (loss) from operations .......     17,048     20,343     20,884      26,925      7,531     (20,927)     (11,663)     (21,828)
Net income (loss) before
  extraordinary item ................     11,238     13,118     16,289      19,779      5,094     (14,549)      (7,482)     (14,442)
Extraordinary item (net of income
  taxes) ............................         --         --         --       7,610         --          --           --           --
Net income (loss) ...................    $11,238    $13,118     16,289    $ 27,389    $ 5,094    $(14,549)    $ (7,482)    $(14,442)
                                         =======    =======    =======    ========    =======    ========     ========     ========
Diluted earnings (loss) per share
  before extraordinary item .........    $  0.35    $  0.40    $  0.50    $   0.61    $  0.16    $  (0.46)    $  (0.24)    $  (0.45)
                                         =======    =======    =======    ========    =======    ========     ========     ========
Diluted earnings per share from
  extraordinary item ................    $    --    $    --    $    --    $   0.22    $    --    $     --     $     --     $     --
                                         =======    =======    =======    ========    =======    ========     ========     ========
Diluted earnings (loss) per share ...    $  0.35    $  0.40    $  0.50    $   0.83    $  0.16    $  (0.46)    $  (0.24)    $  (0.45)
                                         =======    =======    =======    ========    =======    ========     ========     ========

      The following table presents unaudited quarterly financial data for the two quarters ended June 30, 2000, retroactively combining the selected financial data of Noah and Sekidenko for the periods prior to the periods in which each was merged with the Company.

                                                             QUARTERS ENDED
                                                        ------------------------
                                                        MAR. 31,        JUNE 30,
                                                          2000            2000
                                                        -------         --------
                                                             (IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
Sales ........................................          $ 7,857          $ 5,115
Gross profit .................................            4,493            3,024
Income from operations .......................            2,179            1,809
Net income ...................................          $ 1,242          $ 1,088
                                                        =======          =======
Diluted earnings per share ...................          $  0.01          $    --
                                                        =======          =======

      The following table presents unaudited quarterly financial data for the Company for the two quarters ended March 31, 2000 and June 30, 2000, as previously reported on the Company's Forms 10-Q for those periods.

                                                             QUARTERS ENDED
                                                        ------------------------
                                                        MAR. 31,        JUNE 30,
                                                          2000            2000
                                                        -------         --------
                                                             (IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
Sales ........................................          $67,171          $80,586
Gross profit .................................           32,174           39,339
Income from operations .......................           14,869           18,534
Net income ...................................          $ 9,996          $12,030
                                                        =======          =======
Diluted earnings per share ...................          $  0.34          $  0.40
                                                        =======          =======

                ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                             BALANCE AT      ADDITIONS      ADDITIONS                     BALANCE AT
                                                             BEGINNING OF    DUE TO         CHARGED                       END OF
                                                             PERIOD          ACQUISITION    TO EXPENSE     DEDUCTIONS     PERIOD
                                                             ------          -----------    ----------     ----------     ------
                                                                                      (IN THOUSANDS)
    Year ended December 31, 1999:
      Inventory obsolescence reserve ................         $2,626         $   --         $1,520         $1,842         $2,304
      Allowance for doubtful accounts ...............            622             --            101             84            639
                                                              ------         ------         ------         ------         ------
                                                              $3,248         $   --         $1,621         $1,926         $2,943
                                                              ======         ======         ======         ======         ======
    Year ended December 31, 2000:
      Inventory obsolescence reserve ................         $2,304         $   --         $  654         $  705         $2,253
      Allowance for doubtful accounts ...............            639             --            145             --            784
                                                              ------         ------         ------         ------         ------
                                                              $2,943         $   --         $  799         $  705         $3,037
                                                              ======         ======         ======         ======         ======
    Year ended December 31, 2001:
      Inventory obsolescence reserve ................         $2,253         $  180         $6,412         $3,214         $5,631
      Allowance for doubtful accounts ...............            784            100            282            117          1,049
                                                              ------         ------         ------         ------         ------
                                                              $3,037         $  280         $6,694         $3,331         $6,680
                                                              ======         ======         ======         ======         ======

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

PART III

      In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Advanced Energy's definitive proxy statement relating to its 2002 Annual Meeting of Stockholders (the "Proxy Statement"), as set forth below. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of 2001.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                   page
                                                                                   ----
(a) (i)    Financial Statements:
             Report of Independent Public Accountants                               57
             Consolidated Financial Statements:
                Balance Sheets at December 31, 2001 and 2000                        58
                Statements of Operations for each of the three years
                   in the period ended December 31, 2001                            60
                Statement of Stockholders' Equity for each of the
                   three years in the period ended December 31, 2001                61
                Statements of Cash Flows for each of the three years
                   in the period ended December 31, 2001                            62
             Notes to Consolidated Financial Statements                             63
   (ii)    Financial Statement Schedules for each of the three years
              in the period ended December 31, 2001
           Schedule II--Valuation and Qualifying Accounts                           84
  (iii)    Exhibits:

           2.1    Agreement and Plan of Reorganization, dated as of June 1,
                  1998, by and among the Company, Warpspeed, Inc., a wholly owned subsidiary of the Company, and RF Power Products, Inc.(1)

           2.2 Stock Purchase Agreement dated November 16, 2001, by and among the Company, Advanced Energy Japan K.K., a wholly owned subsidiary of the Company, Aera Japan Limited and Certain
                  Stockholders of Aera Japan Limited(2)

           2.3    Amendment No. 1 to Stock Purchase Agreement, dated December
                  25, 2001, by and among the Company, Advanced Energy Japan
                  K.K., a wholly owned subsidiary of the Company, Aera Japan
                  Limited and Certain Stockholders of Aera Japan Limited(3)

           2.4    Forms of Minority Stock Purchase Agreement(3)

           3.1 The Company's Restated Certificate of Incorporation, as amended(4)

           3.2    The Company's By-laws(5)

           4.1    Form of Specimen Certificate for the Company's Common Stock(5)

           4.2    Indenture dated November 1, 1999 between State Street Bank and
                  Trust Company of California, N.A., as trustee, and the Company
                  (including form of 5 1/4% Convertible Subordinated Note due
                  2006)(6)

           4.3    Indenture dated August 27, 2001 between State Street Bank and
                  Trust Company of California, N.A., as trustee, and the Company
                  (including form of 5.00% Convertible Subordinated Note due
                  September 1, 2006)(7)

           4.4 Registration Rights Agreement dated as of August 22, 2001, between the Company and Goldman, Sachs and Co.(7)

           4.5 The Company hereby agrees to furnish to the SEC, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Company. None of such instruments not included as exhibits herein represents long-term debt in excess of 10% of the consolidated total assets of the Company.

           10.1   Comprehensive Supplier Agreement, dated May 18, 1998, between
                  Applied Materials Inc.

                   and the Company(1)+

           10.2 Purchase Order and Sales Agreement, dated October 12, 1999, between Lam Research Corporation and the Company(6)

           10.3   Loan Agreement dated June 18, 2001, by and among Silicon
                  Valley Bank, as Servicing Agent and a Bank, and United
                  Overseas Bank, as a Bank, and the Company, as borrower

           10.4   Lease, dated June 12, 1984, amended June 11, 1992, between
                  Prospect Park East Partnership and the Company for property in Fort Collins, Colorado(5)

           10.5   Lease, dated March 14, 1994, as amended, between Sharp Point
                  Properties, L.L.C., and the Company for property in Fort
                  Collins, Colorado(5)

           10.6   Lease, dated May 19, 1995, between Sharp Point Properties,
                  L.L.C. and the Company for a building in Fort Collins, Colorado(5)

           10.7   Form of Indemnification Agreement(5)

           10.8   Employment Agreement, dated June 1, 1998, between RF Power
                  Products, Inc., and Joseph Stach(8)

           10.9 1995 Stock Option Plan, as amended and restated through February 7, 2001(9)*

           10.10 1995 Non-Employee Directors' Stock Option Plan, as amended and restated through February 7, 2001(9)*

           10.11  Lease dated March 20, 2000, between Sharp Point Properties,
                  L.L.C. and the Company for a building in Fort Collins, Colorado(10)

           10.12 Agreement and Plan of Reorganization, dated April 5, 2000, between the Company, Noah Holdings, Inc. and AE Cal Merger
                  Sub, Inc.(11)

           10.13 Escrow and Indemnity Agreement, dated April 5, 2000, between the Company, the former stockholders of Noah Holdings, Inc.
                  and Commercial Escrow Services, Inc.(11)

           10.14 Agreement and Plan of Reorganization, dated July 21, 2000, by and among the Company, Mercury Merger Corporation, a wholly owned subsidiary of the Company, Sekidenko, Inc. and Dr. Ray
                  R. Dils.(12)

           10.15 Agreement and Plan of Reorganization, dated July 6, 2000, amended and restated as of October 20, 2000, by and among the Company, Flow Acquisition Corporation, a wholly owned subsidiary of the Company, and Engineering Measurements
                  Company(13)

           21.1   Subsidiaries of the Company

           23.1   Consent of Arthur Andersen LLP, Independent Accountants

           24.1 Power of Attorney (included on the signature pages to this Annual Report on Form 10-K)

           99.1   Assurance Letter pursuant to SEC Release Nos. 33-8070;
                  34-45590; 35-27503; 39-2395; IA-2018; IC-25464; FR-62; File
                  No. S7-03-02 (filed herewith).

  (b) No reports on Form 8-K were required to be filed by the Company during the fourth quarter of the year ended December 31, 2001.

----------

           (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-26966), filed August 7, 1998.

           (2) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-72748), filed February 8, 2002, as amended.

           (3) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-26966), filed February 1, 2002.

           (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-26966), filed August 13, 2001.

           (5) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

           (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-26966), filed March 20, 2000.

           (7) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-26966), filed September 10, 2001.

           (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-26966), filed March 24, 1999.

           (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26966), filed May 9, 2001.

           (10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26966), filed March 27, 2001.

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

                    ADVANCED ENERGY INDUSTRIES, INC.

                    -------------------------------------
                    (Registrant)


                    /s/ Douglas S. Schatz
                    ---------------------
                    Douglas S. Schatz
                    Chief Executive Officer, President and Chairman of the Board

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

      Signatures                            Title                                    Date

      /s/ Douglas S. Schatz                 Chief Executive Officer, President       March 25, 2002
      -------------------------             and Chairman of the Board
      Douglas S. Schatz                     (Principal Executive Officer)


      /s/ Michael El-Hillow                 Senior Vice President and Chief          March 25, 2002
      -------------------------             Financial Officer (Principal Financial
      Michael El-Hillow                     Officer and Principal Accounting
                                            Officer)


      /s/ G. Brent Backman                  Director                                 March 25, 2002
      -------------------------
      G. Brent Backman


      /s/ Richard P. Beck                   Director                                 March 25, 2002
      -------------------------
      Richard P. Beck


      /s/ Trung Doan                        Director                                 March 25, 2002
      -------------------------
      Trung Doan

      /s/ Arthur A. Noeth                   Director                                 March 25, 2002
      -------------------------
      Arthur A. Noeth

      /s/ Elwood Spedden                    Director                                 March 25, 2002
      -------------------------
      Elwood Spedden

      /s/ Gerald Starek                     Director                                 March 25, 2002
      -------------------------
      Gerald Starek

      /s/ Arthur W. Zafiropoulo             Director                                 March 25, 2002
      -------------------------
      Arthur W. Zafiropoulo

                                INDEX TO EXHIBITS
           2.1 Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among the Company, Warpspeed, Inc., a wholly owned subsidiary of the Company, and RF Power Products, Inc.(1)

           2.2 Stock Purchase Agreement dated November 16, 2001, by and among the Company, Advanced Energy Japan K.K., a wholly owned subsidiary of the Company, Aera Japan Limited and Certain Stockholders of Aera Japan Limited(2)

           2.3 Amendment No. 1 to Stock Purchase Agreement, dated December 25, 2001, by and among the Company, Advanced Energy Japan K.K., a wholly owned subsidiary of the Company, Aera Japan Limited and Certain Stockholders of Aera Japan Limited(3)

           2.4    Forms of Minority Stock Purchase Agreement(3)

           3.1 The Company's Restated Certificate of Incorporation, as amended(4)

           3.2    The Company's By-laws(5)

           4.1    Form of Specimen Certificate for the Company's Common Stock(5)

           4.2 Indenture dated November 1, 1999 between State Street Bank and Trust Company of California, N.A., as trustee, and the Company (including form of 5 1/4% Convertible Subordinated Note due
                  2006)(6)

           4.3 Indenture dated August 27, 2001 between State Street Bank and Trust Company of California, N.A., as trustee, and the Company (including form of 5.00% Convertible Subordinated Note due September 1, 2006)(7)

           4.4 Registration Rights Agreement dated as of August 22, 2001, between the Company and Goldman, Sachs and Co.(7)

           4.5 The Company hereby agrees to furnish to the SEC, upon request, a copy of the instruments which define the rights of holders of long-term debt of the Company. None of such instruments not included as exhibits herein represents long-term debt in excess of 10% of the consolidated total assets of the Company.

           10.1 Comprehensive Supplier Agreement, dated May 18, 1998, between Applied Materials Inc. and the Company(1)+

           10.2 Purchase Order and Sales Agreement, dated October 12, 1999, between Lam Research Corporation and the Company(6)

           10.3 Loan Agreement dated June 18, 2001, by and among Silicon Valley Bank, as Servicing Agent and a Bank, and United Overseas Bank, as a Bank, and the Company, as borrower

           10.4 Lease, dated June 12, 1984, amended June 11, 1992, between Prospect Park East Partnership and the Company for property in Fort Collins, Colorado(5)

           10.5 Lease, dated March 14, 1994, as amended, between Sharp Point Properties, L.L.C., and the Company for property in Fort Collins, Colorado(5)

           10.6 Lease, dated May 19, 1995, between Sharp Point Properties, L.L.C. and the Company for a building in Fort Collins, Colorado(5)

           10.7   Form of Indemnification Agreement(5)

           10.8 Employment Agreement, dated June 1, 1998, between RF Power Products, Inc., and Joseph Stach(8)

           10.9 1995 Stock Option Plan, as amended and restated through February 7, 2001(9)*

           10.10 1995 Non-Employee Directors' Stock Option Plan, as amended and restated through February 7, 2001(9)*

           10.11 Lease dated March 20, 2000, between Sharp Point Properties, L.L.C. and the Company for a building in Fort Collins, Colorado(10)

           10.12 Agreement and Plan of Reorganization, dated April 5, 2000, between the Company, Noah Holdings, Inc. and AE Cal Merger Sub, Inc.(11)

           10.13 Escrow and Indemnity Agreement, dated April 5, 2000, between the Company, the former stockholders of Noah Holdings, Inc. and Commercial Escrow Services, Inc.(11)

           10.14 Agreement and Plan of Reorganization, dated July 21, 2000, by and among the Company, Mercury Merger Corporation, a wholly owned subsidiary of the Company, Sekidenko, Inc. and Dr. Ray
                  R. Dils.(12)

           10.15 Agreement and Plan of Reorganization, dated July 6, 2000, amended and restated as of October 20, 2000, by and among the Company, Flow Acquisition Corporation, a wholly owned subsidiary of the Company, and Engineering Measurements Company(13)

           21.1   Subsidiaries of the Company

           23.1   Consent of Arthur Andersen LLP, Independent Accountants

           24.1 Power of Attorney (included on the signature pages to this Annual Report on Form 10-K)

           99.1 Assurance Letter pursuant to SEC Release Nos. 33-8070; 34-45590; 35-27503; 39-2395; IA-2018; IC-25464; FR-62; File
                  No. S7-03-02 (filed herewith).

-------------------

            (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-26966), filed August 7, 1998.

            (2) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-72748), filed February 8, 2002, as amended.

            (3) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-26966), filed February 1, 2002.

            (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-26966), filed August 13, 2001.

            (5) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

            (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-26966), filed March 20, 2000.

            (7) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-26966), filed September 10, 2001.

            (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-26966), filed March 24, 1999.

            (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26966), filed May 9, 2001.

            (10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26966), filed March 27, 2001.

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