Form 10-Q
period 2002-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2002-05-15
CIK 927003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to           .

Commission file number: 000-26966

ADVANCED ENERGY INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0846841

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1625 Sharp Point Drive, Fort Collins, CO	80525

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (970) 221-4670

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

As of May 8, 2002, there were 32,048,731 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,801	$81,955
Marketable securities	160,996	190,023
Accounts receivable, net	44,858	30,812
Income tax receivable	15,910	15,862
Inventories	67,016	45,248
Other current assets	3,651	4,178
Deferred income tax assets, net	11,290	11,200

Total current assets	347,522	379,278

PROPERTY AND EQUIPMENT, net	44,179	31,095

OTHER ASSETS:
Deposits and other	8,357	6,482
Goodwill and intangibles, net	69,447	23,072
Demonstration and customer service equipment, net	4,481	4,532
Deferred debt issuance costs, net	5,401	5,736

Total assets	$479,387	$450,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$16,213	$10,231
Accrued payroll and employee benefits	9,778	6,978
Other accrued expenses	8,792	7,285
Customer deposits	62	515
Current portion of capital lease obligations and long-term debt	9,977	1,130
Accrued interest payable on convertible subordinated notes	2,167	2,696

Total current liabilities	46,989	28,835

LONG-TERM LIABILITIES:
Senior borrowings	18,544	—
Capital leases, net of current portion	1,055	—
Deferred income tax liabilities, net	434	415
Convertible subordinated notes payable	206,600	206,600

	226,633	207,015

Total liabilities	273,622	235,850

STOCKHOLDERS’ EQUITY	205,765	214,345

Total liabilities and stockholders’ equity	$479,387	$450,195

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,

	2002	2001
	(Unaudited)	(Unaudited)

SALES	$42,887	$74,714
COST OF SALES	29,513	43,491

Gross profit	13,374	31,223

OPERATING EXPENSES:
Research and development	11,248	12,389
Sales and marketing	6,751	6,629
General and administrative	6,798	6,174
Litigation recovery	—	(1,500)

Total operating expenses	24,797	23,692

(LOSS) INCOME FROM OPERATIONS	(11,423)	7,531
OTHER (EXPENSE) INCOME	(1,997)	187

Net (loss) income before income taxes and minority interest	(13,420)	7,718
(BENEFIT) PROVISION FOR INCOME TAXES	(4,697)	2,689
MINORITY INTEREST IN NET LOSS	—	(65)

NET (LOSS) INCOME	$(8,723)	$5,094

BASIC (LOSS) EARNINGS PER SHARE	$(0.27)	$0.16

DILUTED (LOSS) EARNINGS PER SHARE	$(0.27)	$0.16

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	31,874	31,547

DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	31,874	32,187

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2002	2001
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,723)	$5,094
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities —
Depreciation of property and equipment	2,855	2,391
Amortization of intangibles and demonstration and customer service equipment	1,037	1,591
Amortization of deferred debt issuance costs	335	123
Amortization of deferred compensation	131	131
Minority interest	—	(65)
(Benefit) provision for deferred income taxes	(72)	73
Changes in operating assets and liabilities (net of assets and liabilities acquired) —
Accounts receivable, net	(4,720)	15,506
Inventories	(1,550)	(6,074)
Other current assets	1,095	(868)
Deposits and other	164	120
Demonstration and customer service equipment	(234)	(846)
Trade accounts payable	3,670	(2,527)
Accrued payroll and employee benefits	(156)	(2,994)
Customer deposits and other accrued expenses	(1,635)	696
Income taxes payable/receivable, net	(1,086)	(6,770)

Net cash (used in) provided by operating activities	(8,889)	5,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities transactions	29,142	28,435
Purchase of property and equipment, net	(2,305)	(6,471)
Investments and advances	(1,583)	(592)
Acquisition of Aera Japan Limited, net of cash acquired	(35,689)	—
Acquisition of Dressler HF Technik GmbH, net of cash acquired	(16,070)	—
Acquisition of Engineering Measurements Company, net of cash acquired	—	(29,932)

Net cash used in investing activities	(26,505)	(8,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change from notes payable and capital lease obligations	(3,150)	(384)
Proceeds from common stock transactions	509	199

Net cash used in financing activities	(2,641)	(185)

EFFECT OF CURRENCY TRANSLATION ON CASH	(119)	(1,779)

DECREASE IN CASH AND CASH EQUIVALENTS	(38,154)	(4,943)
CASH AND CASH EQUIVALENTS, beginning of period	81,955	31,716

CASH AND CASH EQUIVALENTS, end of period	$43,801	$26,773

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,492	$95

Cash (received) paid for income taxes, net	$(2,079)	$9,236

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned and controlled subsidiaries (the “Company”) at March 31, 2002 and December 31, 2001, and the results of the Company’s operations and cash flows for the three-month periods ended March 31, 2002 and 2001.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 25, 2002.

     The preparation of the Company’s condensed consolidated financial statements requires the Company’s management to make certain estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(2) ACQUISITIONS

     DRESSLER — On March 28, 2002, the Company completed its acquisition of Dressler HF Technik GmbH (“Dressler”), a privately owned Stolberg, Germany-based provider of power supplies and matching networks, for a purchase price of approximately $17 million. The Company may pay an additional $3 million if Dressler achieves certain key business objectives by March 30, 2003.

     The Company believes that Dressler will expand the Company’s product offerings to customers in the semiconductor, data storage, and flat panel equipment markets due to its strong power product portfolio that includes a wide range of power levels and RF frequencies. In addition, with inroads already made into the laser and medical markets, Dressler will be used to explore new market opportunities for the Company. Dressler will also strengthen the Company’s presence in the European marketplace. Dressler has strong relationships with many European customers, who look to Dressler for strong technical capability, quality products, and highly responsive customer service. The Company also expects to achieve synergies in product technology, production efficiency, logistics and worldwide service.

     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Because the acquisition was transacted on the last business day of the first quarter of 2002, there are no operating results of Dressler reflected in the accompanying condensed consolidated financial statements. The assets acquired and liabilities assumed were recorded at initial estimated fair values as determined by the Company’s management, based on information currently available. The purchase price was tentatively allocated to the net assets of Dressler as summarized below:

(In thousands)
(Unaudited)
Cash and cash equivalents	$680
Accounts receivable	1,715
Inventories	1,055
Other current assets	83
Fixed assets	260
Goodwill and intangibles	14,490
Other assets	19
Accounts payable	(314)
Accrued payroll	(39)
Other accrued expenses	(474)
Income taxes payable	(725)

$16,750

     This allocation is subject to adjustment as the Company completes its evaluation of the fair value of the assets acquired and liabilities assumed. The excess purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill and intangibles. The further allocation to each of these two categories has not yet been determined. Due to the acquisition occurring on the last day of the first quarter of 2002, there would have been no impact on the results of operations from any associated amortization had any amortizable assets been identified. The Company will review these assets in the future for impairment.

     Prior to the combination, there were material transactions between the Company and Dressler in 2001 and the first three months of 2002. In 2001, the Company purchased approximately $2 million of inventory from Dressler, and Dressler purchased approximately $200,000 of inventory from the Company. In the first three months of 2002, the Company purchased approximately $500,000 of inventory from Dressler.

     AERA — On January 18, 2002, the Company completed its acquisition of Aera Japan Limited (“Aera”), a privately held Japanese corporation. The acquisition was effected through the Company’s wholly owned subsidiary, Advanced Energy Japan K.K. (“AE-Japan”), which purchased all of the outstanding stock of Aera. The aggregate purchase price paid by AE-Japan was 5.73 billion Japanese yen (approximately $44 million, based upon an exchange rate of 130:1), which was funded from the Company’s available cash. In connection with the acquisition, AE-Japan assumed approximately $34 million of Aera’s debt. Aera, which is headquartered in Hachioji, Japan, has manufacturing facilities there and manufacturing, sales and service offices in Austin, Texas; Dresden, Germany; Edinburgh, Scotland; and Bundang, South Korea; and sales and service offices in Kirchheim, Germany; and Hshinchu, Taiwan. Aera supplies the semiconductor capital equipment industry with product lines that include digital mass flow controllers, pressure-based mass flow controllers, liquid mass flow controllers, ultrasonic liquid flow meters and liquid vapor delivery systems.

     The Company believes that Aera provides it with a key leadership position in the gas delivery market, since Aera’s products are recognized by semiconductor equipment manufacturers and device makers around the world for their consistent high performance and dependability. In addition, Aera provides a solid platform for the Company in Asia, centered in Japan, that will help support the Company’s combined products more efficiently, while providing the critical mass for co-development with the Company’s customers in Asia. Aera’s products expand the Company’s offering of critical sub-system solutions that enable the plasma-based manufacturing process used in the manufacture of semiconductors. The Company’s current product offering includes components for power delivery and control, remote plasma clean, temperature sensing, temperature management, process instrumentation, and an emerging technology in mass flow control acquired through the purchase of Engineering Measurements Company in January 2001.

     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and the operating results of Aera are reflected in the accompanying condensed consolidated financial statements prospectively from the date of acquisition. The assets acquired and liabilities assumed were recorded at initial estimated fair values as determined by the Company’s management based on information currently available. The purchase price was tentatively allocated to the net assets of Aera as summarized below:

(In thousands)
(Unaudited)
Cash and cash equivalents	$8,276
Marketable securities	115
Accounts receivable	8,405
Inventories	19,243
Other current assets	530
Fixed assets	13,388
Goodwill and intangibles	32,660
Other assets	427
Accounts payable	(2,385)
Accrued payroll	(2,924)
Other liabilities	(33,770)

$43,965

     There were no transactions between the Company and Aera prior to the combination. The excess purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill and intangibles. The Company anticipates that approximately 60% of the total amount of acquired intangibles will be allocated to amortizable intangibles, with a weighted-average estimated useful life of seven years. The Company will review these assets in the future for impairment.

     Had this combination occurred on January 1, 2001, the pro forma, unaudited, combined results of operations for the Company and Aera for the first three months of 2001 would have generated revenue of approximately $104 million, net income of approximately $8 million and basic and diluted earnings per share of $0.25.

     EMCO — On January 2, 2001, Engineering Measurements Company (“EMCO”), a publicly held, Longmont, Colorado-based manufacturer of electronic and electromechanical precision instruments for measuring and controlling the flow of liquids, steam and gases, was merged with a wholly owned subsidiary of the Company. The Company paid the EMCO shareholders cash in an aggregate amount of approximately $30 million. In connection with the acquisition, the Company issued stock options to purchase approximately 71,000 shares of its common stock for the assumption of outstanding, fully vested options for EMCO common stock. The fair value of the options granted was estimated by the Company (using the Black-Scholes option pricing model) to be approximately $1.1 million.

     The acquisition was accounted for using the purchase method of accounting, and the operating results of EMCO are reflected in the accompanying condensed consolidated financial statements prospectively from the date of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on information available and on assumptions as to future operations. The Company obtained independent appraisals of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives. The purchase price was allocated to the net assets of EMCO as summarized below:

(In thousands)
(Unaudited)
Cash and cash equivalents	$459
Marketable securities	674
Accounts receivable	1,167
Inventories	1,678
Deferred income tax assets, current	584
Other current assets	88
Fixed assets	4,596
Goodwill	20,878
Other intangibles	3,400
Accounts payable	(355)
Accrued payroll	(405)
Other accrued expenses	(391)
Deferred income tax liability	(856)

$31,517

     There were no transactions between the Company and EMCO prior to the combination. The excess purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill and intangibles, which was amortized in 2001 over an average of a seven-year life. In accordance with SFAS Nos. 141 and 142, the Company ceased amortization of goodwill on January 1, 2002, and will continue to review these assets in the future for impairment. The amount of annual goodwill amortization, which will no longer be recorded, is approximately $3.3 million.

     LITMAS — During 1998 the Company acquired a 29% ownership interest in LITMAS, a privately held, North Carolina-based start-up company that designs and manufactures plasma gas abatement systems and high-density plasma sources. The purchase price consisted of $1 million in cash. On October 1, 1999, the Company acquired an additional 27.5% interest in LITMAS for an additional $560,000. The purchase price consisted of $385,000 in the Company’s common stock and $175,000 in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $523,000 allocated to intangible assets as goodwill. The results of operations of LITMAS have been consolidated in the accompanying condensed consolidated financial statements from the date the controlling interest of 56.5% was acquired. On October 1, 2000, the Company acquired an additional 3.0% interest in LITMAS for an additional $250,000, bringing the Company’s ownership interest in LITMAS to 59.5%.

     On April 2, 2002, the Company completed its acquisition of the 40.5% of LITMAS that it did not previously own, by issuing approximately 120,000 shares of the Company’s common stock valued at approximately $3.8 million, and approximately $400,000 of cash. The acquisition of all the minority interest in LITMAS will result in approximately $4 million of additional identifiable intangible assets and goodwill.

(3) MARKETABLE SECURITIES

     MARKETABLE SECURITIES consisted of the following:

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

	(In thousands)
Commercial paper	$136,316	$172,506
Municipal bonds and notes	18,676	12,622
Institutional money markets	6,004	4,895

Total marketable securities	$160,996	$190,023

     These marketable securities are stated at period end market value, which are equal to their original costs plus accrued interest income.

(4) ACCOUNTS RECEIVABLE

     ACCOUNTS RECEIVABLE consisted of the following:

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

	(In thousands)
Domestic	$16,328	$13,463
Foreign	25,057	14,457
Allowance for doubtful accounts	(1,357)	(1,049)

Trade accounts receivable	40,028	26,871
Related parties	156	23
Other	4,674	3,918

Total accounts receivable	$44,858	$30,812

(5) INVENTORIES

     INVENTORIES consisted of the following:

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

	(In thousands)
Parts and raw materials	$43,304	$31,273
Work in process	4,666	2,521
Finished goods	19,046	11,454

Total inventories	$67,016	$45,248

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of market or cost, computed on a first-in, first-out basis. Inventory is expensed as cost of sales upon shipment of product.

(6) STOCKHOLDERS’ EQUITY

     STOCKHOLDERS’ EQUITY consisted of the following:

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

	(In thousands, except par value)
Common stock, $0.001 par value, 55,000 shares authorized; 32,013 and 31,848 shares issued and outstanding, respectively	$32	$32
Additional paid-in capital	132,207	131,698
Retained earnings	76,869	85,592
Deferred compensation	(963)	(1,094)
Unrealized holding gains on available-for-sale securities	1,408	1,257
Cumulative translation adjustments	(3,788)	(3,140)

Total stockholders’ equity	$205,765	$214,345

(7) DEFERRED COMPENSATION

     During 1999, prior to its acquisition by the Company, a shareholder of the Company’s wholly owned subsidiary, Sekidenko, Inc. (“Sekidenko”), granted employees options under a preexisting arrangement to purchase shares of his common stock already outstanding at exercise prices below fair market value. Under this agreement, 29,700 and 34,250 of such options were exercised in 1999 and 2000, respectively. These options result in the Company recognizing $109,000 as compensation expense over the four-year vesting period related to the 1999 purchases, and $1,995,000 as compensation expense over the four-year vesting period related to the 2000 purchases. Compensation expense of approximately $131,000 related to these purchases was recognized in the first three months of 2002 and the first three months of 2001. These amounts are presented as a reduction of stockholders’ equity, and the remaining amount of deferred compensation of $963,000 as of March 31, 2002 is being amortized over the four-year vesting period of the related stock options.

(8) ACCOUNTING POLICIES

     COMPREHENSIVE INCOME — Comprehensive income for the Company consists of net (loss) income, unrealized holding gain (loss) on available-for-sale securities and foreign currency translation adjustments as presented below:

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001
	(Unaudited)	(Unaudited)

	(In thousands)
Net (loss) income, as reported	$(8,723)	$5,094
Adjustment to arrive at comprehensive net (loss) income:
Unrealized holding gain (loss) on available-for-sale marketable securities	151	(207)
Cumulative translation adjustments	(648)	(1,779)

Comprehensive net (loss) income	$(9,220)	$3,108

     SEGMENT REPORTING — The Company operates in one segment for the manufacture, marketing and servicing of key subsystems for vacuum process systems. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s chief operating decision maker has been identified as the Office of the Chief Executive Officer, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company. SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under SFAS No. 131 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. To report revenues from external customers for each product and service or group of similar products and services would be impracticable. Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the accompanying condensed consolidated financial statements.

     DERIVATIVE INSTRUMENTS — In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted SFAS No. 133, as amended by SFAS No. 137, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activity by requiring all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative’s fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The Company did not seek specific hedge accounting treatment for its foreign currency forward contracts (see below). The adoption of SFAS No. 133 did not have a material impact on the Company’s financial condition or results of operations.

     The Company’s subsidiary AE-Japan enters into foreign currency forward contracts to buy U.S. dollars to mitigate currency exposure from its payable position arising from trade purchases and intercompany transactions with its parent. Foreign currency forward contracts reduce the Company’s exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in other currencies will be adversely affected by changes in exchange rates. Foreign currency forward contracts are entered into with a major commercial Japanese bank that has a high credit rating, and the Company does not expect the counterparty to fail to meet its obligations under outstanding contracts. Foreign currency gains and losses under the above arrangements are not deferred. The Company generally enters into foreign currency forward contracts with maturities ranging from four to eight months, with contracts outstanding at March 31, 2002 maturing through July 2002. All forward contracts are held until maturity. At March 31, 2002, the Company held foreign forward exchange contracts with notional amounts of $3.5 million and market settlement amounts of $3.3 million for an unrealized gain position of $200,000 that has been included in foreign currency (loss) gain in the accompanying consolidated statements of operations.

     REVENUE RECOGNITION — The Company recognizes revenue upon shipment of its systems and spare parts, at which time title passes to the customer, as its shipping terms are FOB shipping point.

     The Company has an arrangement with one of its major customers, a semiconductor capital equipment manufacturer, in which completed systems are shipped to the customer and held by them on a consignment basis. The customer draws systems from this inventory as needed, at which time title passes to the customer and the Company recognizes revenue. The customer is subject to the Company’s normal warranty policy for repair of defective systems.

     In some instances the Company delivers systems to customers for evaluation purposes. In these arrangements, the customer retains the systems for specified periods of time without commitment to purchase. On or before the expiration of the evaluation period, the customer either rejects the system, and returns it to the Company, or accepts the system. Upon acceptance, title passes to the customer, the Company invoices the customer for the system, and revenue is recognized. Pending acceptance by the customer, such systems are reported on the Company’s balance sheets at an estimated value based on the lower of cost or market, and are included in the amounts for demonstration and customer service equipment, net of accumulated depreciation.

     BUSINESS COMBINATIONS, INTANGIBLE ASSETS AND GOODWILL — In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17, “Intangible Assets.” Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and certain intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new fair value-based methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company’s prospective financial statements may be significantly affected by the results of future periodic tests for impairment. The accompanying condensed consolidated financial statements for the quarter ended March 31, 2002 reflect the cessation of amortizing EMCO goodwill, which was approximately $800,000 per quarter, as well as the application of the new guidelines to the Aera and Dressler transactions.

     LONG-LIVED ASSETS — In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company is in the process of assessing the effect of adopting SFAS No. 144, which will be effective for the Company’s fiscal year ending December 31, 2002.

     EARNINGS PER SHARE — Basic Earnings Per Share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to include certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock and if-converted methods), if securities containing potentially dilutive common shares (convertible notes payable, options and warrants) had been converted to such common shares, and if such assumed conversion is dilutive. Due to the Company’s net loss for the three months ended March 31, 2002, basic and diluted EPS are the same, as the assumed conversion of all potentially dilutive securities would be anti-dilutive. Potential shares of common stock issuable under these securities at March 31, 2002 were approximately 2,400,000 shares of common stock issuable under options and warrants for common stock and 5,838,000 shares of common stock issuable upon conversion of subordinated notes payable.

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three months ended March 31, 2002 and 2001:

	Three Months Ended			Three Months Ended
	March 31, 2002			March 31, 2001

	Net		Per share	Net		Per share
	(Loss)	Shares	Amount	Income	Shares	Amount

	(In thousands, except per share data)
Basic EPS:
Net (loss) income attributable to common stock and share amounts	$(8,723)	31,874	$(0.27)	$5,094	31,547	$0.16
Dilutive securities:
Stock options	—	—	—	—	640	—
Convertible subordinated debt	—	—	—	—	—	—

Diluted EPS:
Net (loss) income attributable to common stock and assumed share amounts	$(8,723)	31,874	$(0.27)	$5,094	32,187	$0.16

     RECLASSIFICATIONS — Certain prior period amounts have been reclassified to conform to the current period presentation.

(9) SYMPHONY SYSTEMS, INC.

     Beginning in April 2000, the Company made periodic advances to and investments in Symphony Systems, Inc. (“Symphony”), a privately held, early-stage developer of equipment productivity management software. In addition to the approximately $8 million from the Company as investments, advances and license payments, Symphony received investments of $7 million from other parties. In 2000, the Company obtained an exclusive license, for which the Company paid $1.5 million, to use Symphony’s products in the semiconductor industry. In connection with certain of the Company’s advances in 2001, it obtained a security interest in all of Symphony’s intellectual and proprietary property.

     Beginning in the third quarter of 2001, and continuing through the end of the year, Symphony’s financial situation began to deteriorate significantly, and the Company determined that due to Symphony’s need for immediate liquidity, its declining business prospects (including the indefinite postponement of a significant order for its products from a major semiconductor equipment manufacturer) and other factors, the value of the Company’s investment in and advances to Symphony had substantially declined. Given the precarious financial condition of Symphony, the Company valued its investments in and advances to Symphony at December 31, 2001, at approximately $1 million, which reflects its assessment of the estimated value of the Symphony technology license, which has continuing value to the Company. The amount of the impairment related to Symphony was $6.8 million, all of which was recorded in 2001 as an operating expense.

     Symphony effectively ceased operations in February 2002. The Company has hired its key employees, and acquired Symphony’s remaining assets in a foreclosure and liquidation sale of such assets on April 2, 2002. During the first three months of 2002, the Company advanced approximately $700,000 to Symphony in order to protect the value of the assets that secured the Company’s notes receivable. At no time prior to the foreclosure and liquidation sale did the Company’s percentage ownership in the voting stock of Symphony exceed approximately 1.7%, and the Company did not have the ability to exercise significant influence over Symphony.

(10) RESTRUCTURING

     The Company recorded $3,070,000 of restructuring charges in 2001, primarily associated with reductions in force to respond to the downturn in the semiconductor capital equipment industry and the global economy. The Company’s restructuring plans and associated costs consisted of $2,124,000 to terminate 330 employees and $946,000 to close three facilities. These costs were recorded in the Company’s consolidated statements of operations as “Restructuring Charges” as a component of operating expenses.

     The employee termination costs of $2,124,000 included severance benefits and notice pay. All terminations and termination benefits were communicated to the affected employees prior to December 31, 2001, and severance benefits are expected to be paid in full in 2002. The affected employees were all part of the Company’s U.S. operations and included full-time permanent and temporary employees, and consisted primarily of manufacturing and administrative personnel.

     At March 31, 2002, outstanding liabilities related to the 2001 restructuring charges were approximately $441,000, and were reported as part of “Other Accrued Expenses” on the accompanying condensed consolidated balance sheets.

     The facility related costs of $946,000 resulted from the phase out the Company’s Austin, Texas manufacturing facility to begin outsourcing the assembly of certain DC power products; the transition of its Voorhees, New Jersey facility from a manufacturing site to a design center; and the closure of the manufacturing and office facilities of the Company’s wholly owned subsidiary, Noah Holdings, Inc. (“Noah”), in San Jose, California, due to the transfer of the manufacturing operations of Noah to

Vancouver, Washington, to be co-located with Sekidenko. These costs accrued reflect payments required under operating lease contracts and costs for writing down related leasehold improvements of facilities.

     The Company also recorded a $1,000,000 restructuring charge in 2000 related to the termination of employees associated with its wholly owned subsidiary Tower Electronics, Inc. (“Tower”) in Fridley, Minnesota, and charges related to closing that facility. This restructuring was completed in the fourth quarter of 2000. As of December 31, 2001, approximately $80,000 related to this restructuring had not been utilized. Approximately $43,000 of this restructuring charge related to the lease of the facility was still outstanding as of March 31, 2002.

     The following table summarizes the components of the restructuring charges, the payments and non-cash charges, and the remaining accrual as of March 31, 2002 and 2001:

	Employee Severance	Facility	Total
	and Termination	Closure	Restructuring
	Costs	Costs	Charges

	(In thousands)
Accrual balance December 31, 2000	$301	$174	$475

Payments in the first quarter of 2001	(253)	(24)	(277)

Accrual balance March 31, 2001	$48	$150	$198

Second quarter 2001 restructuring charge	614	—	614
Fourth quarter 2001 restructuring charge	1,510	946	2,456
Payments in the last three quarters of 2001	(1,207)	(634)	(1,841)

Accrual balance December 31, 2001	$965	$462	$1,427

Payments in the first quarter of 2002	(842)	(101)	(943)

Accrual balance March 31, 2002	$123	$361	$484

(11) CONVERTIBLE SUBORDINATED NOTES PAYABLE

     In November 1999, the Company issued $135 million of 5.25% convertible subordinated notes. These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year beginning May 15, 2000. Net proceeds to the Company were approximately $130.5 million, after deducting $4.5 million of offering costs, which have been capitalized and are being amortized as additional interest expense over a period of seven years. Holders of the notes may convert the notes at any time into shares of the Company’s common stock, at $49.53 per share. The Company may redeem the notes on or after November 19, 2002 at a redemption price of 103.00% times the principal amount, and may redeem at successively lesser amounts thereafter until November 15, 2006, at which time the Company may redeem at a redemption price equal to the principal amount. At March 31, 2002, approximately $1.6 million of interest expense related to these notes was accrued as a current liability, and is reported as “Accrued Interest Payable on Convertible Subordinated Notes” on the accompanying condensed consolidated balance sheets.

     In October and November 2000, the Company repurchased an aggregate of approximately $53.4 million principal amount of its 5.25% convertible subordinated notes in the open market, for a cost of approximately $40.8 million. These purchases resulted in an after-tax extraordinary gain of $7.6 million. The purchased notes have been cancelled. Approximately $81.6 million principal amount of the notes remains outstanding. The Company may continue to purchase additional notes in the open market from time to time, if market conditions and the Company’s financial position are deemed favorable for such purposes.

     In August 2001, the Company issued $125 million of 5.00% convertible subordinated notes. These notes mature September 1, 2006, with interest payable on March 1st and September 1st of each year beginning March 1, 2002. Net proceeds to the Company were $121.25 million, after deducting $3.75 million of offering costs, which have been capitalized and are being amortized as additional interest expense over a period of five years. Holders of the notes may convert the notes at any time before maturity into shares of the Company’s common stock at a conversion rate of 33.5289 shares per each $1,000 principal amount of notes, equivalent to a conversion price of approximately $29.83 per share. The conversion rate is subject to adjustment in certain circumstances. The Company may redeem the notes, in whole or in part, at any time before September 4, 2004, at specified redemption prices plus accrued and unpaid interest, if any, to the date of redemption if the closing price of the Company’s common stock exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. Upon any provisional redemption, the Company will make an additional payment in cash with respect to the notes called for redemption in an amount equal to $150.56 per $1,000 principal amount of notes, less the amount of any interest paid on the note. The Company may also make this additional payment in shares of its common stock, and any such payment will be valued at 95% of the average of the closing prices of the Company’s common stock for the five consecutive trading days ending on the day prior to the redemption date. The Company will be obligated to make an additional payment on all notes called for provisional redemption. The Company may also redeem the notes from September 4, 2004 through August 31, 2005 at 102% times the principal amount, from September 1, 2005 through August 31, 2006 at 101% times the principal amount, and thereafter at 100% of the principal amount. The notes are subordinated to the Company’s present and potential future senior debt, and are effectively subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries. At March 31, 2002, approximately $560,000 of interest expense related to these notes was accrued as a current liability, and is reported as “Accrued Interest Payable on Convertible Subordinated Notes” on the accompanying condensed consolidated balance sheets. This liability includes approximately $31,000 of liquidated damages due to the Registration Statement on Form S-3 that is associated with these notes not being effective. This Registration Statement became effective on May 6, 2002, and the Company accrued liquidated damages through that date, for total liquidated damages of approximately $63,000.

(12) LITIGATION RECOVERY

     In March 2001, the Company received a $1.5 million settlement for recovery of legal expenses pertaining to a patent-infringement suit in which the Company was the plaintiff.

(13) COMMITMENTS AND CONTINGENCIES

     The Company is involved in disputes and legal actions arising in the normal course of its business. The Company does not believe that the ultimate resolution of such litigation will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements

     The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the following:

•	changes or slowdowns in general economic conditions or conditions in the semiconductor and semiconductor capital equipment industries and other industries in which our customers operate;

•	the timing and nature of orders placed by major customers;

•	changes in customers’ inventory management practices;

•	customer cancellations of previously placed orders and shipment delays;

•	pricing competition from our competitors;

•	component shortages or allocations or other factors that change our levels of inventory or substantially increase our spending on inventory;

•	the introduction of new products by us or our competitors;

•	costs incurred by responding to specific feature requests by customers;

•	declines in macroeconomic conditions;

•	timing and challenges of integrating recent and potential future acquisitions and strategic alliances; and

•	our ability to attract and retain key personnel.

For a discussion of these and other factors that may impact our realization of our forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2001, filed March 25, 2002, Part I “Cautionary Statements — Risk Factors.”

     New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis. However, we make no assurance that such expectations, beliefs or projections will be achieved.

     Because of the risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

     SALES

     We design, manufacture and support a group of key subsystems for vacuum process systems. Our primary subsystems include complex power conversion and control systems. Our products also control the flow of gases into the process chambers and provide thermal control and sensing within the chamber. Our customers use our products in plasma-based thin-film processing equipment that is essential to the manufacture of semiconductors; compact disks, DVDs and other digital storage media; flat-panel computer and television screens; coatings for architectural glass and optics; and power supplies for advanced technology computer workstations. We also sell spare parts and repair services worldwide through our customer service and technical support organization.

     We provide solutions to a diversity of markets and geographic regions. However, we are focused on the semiconductor capital equipment industry, which accounted for approximately 64% of our sales in the first three months of 2002 and 68% in the first three months of 2001. We expect future sales to the semiconductor capital equipment industry to represent approximately 55% to 70% of our total revenue, depending upon the strength or weakness of industry cycles.

     Sales were $42.9 million in the first three months of 2002 and $74.4 million in the first three months of 2001, representing a decrease of 43% from the first three months of 2001 to the first three months of 2002. Sales in the first three months of 2002 included $6.7 million from Aera Japan Limited, which we acquired on January 18, 2002. Excluding the

Aera sales, the decrease was 52%. The revenue decrease came primarily from the semiconductor capital equipment industry, which is presently experiencing the longest and most pronounced downturn in industry history.

     The decrease in year over year sales was due to the significant worldwide downturn in demand throughout the semiconductor and semiconductor capital equipment markets. This volatility in the semiconductor industry impacted overall investment activities, which led to semiconductor manufacturers purchasing less capital equipment in the first three months of 2002 when compared to the first three months of 2001. The semiconductor industry is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand, and rapid technological advances in both semiconductor devices and wafer fabrication processes. Inventory buildups, slower than expected personal computer sales and slower global economic growth resulted in reduced capital investment by semiconductor manufacturers and their suppliers. We also had significantly lower sales to the flat panel display and advanced product applications markets in the first three months of 2002 when compared to the first three months of 2001 due to macroeconomic conditions.

     The following tables summarize net sales and percentages of net sales by customer type for the three-month periods ended March 31, 2002 and 2001:

	Three Months Ended March 31,

	2002	2001

	(In thousands)
Semiconductor capital equipment	$27,560	$51,047
Data storage	2,183	2,199
Flat panel display	2,047	6,710
Advanced product applications	7,038	10,974
Customer service technical support	4,059	3,784

	$42,887	$74,714

	Three Months Ended March 31,

	2002	2001

Semiconductor capital equipment	64%	68%
Data storage	5	3
Flat panel display	5	9
Advanced product applications	16	15
Customer service technical support	10	5

	100%	100%

     The following table summarizes annual percentage changes in net sales by customer type for us from the three-month period ended March 31, 2001 to the three-month period ended March 31, 2002:

First three months of
2002 change from first
three months of 2001

Semiconductor capital equipment	(46)%
Data storage	(1)%
Flat panel display	(69)%
Advanced product applications	(36)%
Customer service technical support	7%
Total sales	(43)%

     The following tables summarize net sales and percentages of net sales by geographic region for the three-month periods ended March 31, 2002 and 2001:

	Three Months Ended March 31,

	2002	2001

	(In thousands)
United States and Canada	$26,751	$52,798
Europe	5,592	8,613
Asia Pacific	10,473	13,092
Rest of world	71	211

	$42,887	$74,714

	Three Months Ended March 31,

	2002	2001

United States and Canada	62%	71%
Europe	13	12
Asia Pacific	25	17
Rest of world	—	—

	100%	100%

     GROSS MARGIN

     Our gross margin was 31.2% in the first three months of 2002 and 41.8% in the first three months of 2001.

     The major items affecting the reduction in our margin in the first three months of 2002 were:

•	The adverse impact of much lower sales on the absorption of higher year over year fixed overhead. Historically, the rapid changes in industry demand have resulted in significant increases in manufacturing capacity during upturns followed by severe underutilization of these facilities in subsequent downturns.

•	The industry is moving to 300mm equipment and smaller line widths. These technology changes require new products that we have developed or are developing. Typical of products early in their life cycle and at low production levels, these products have lower margins than our established products. Margins on these products should improve throughout 2002.

•	Writedowns of excess and obsolete inventory, often exacerbated by industry cycles, and warranty expenses in excess of historical rates related to certain products, which required substantial rework, repair, and in some cases, replacement.

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

     We recognized charges for warranty expense of $2.2 million in the first three months of 2002 and $1.1 million in the first three months of 2001. Over the last year, we have experienced higher than expected levels of warranty costs on certain new products that had been extensively redesigned. These products had technical problems that we were able to correct, and we took action to repair, rework, and in some cases, replace the products.

     Historically, price competition has not had a material effect on margins. However, competitive pressures may produce a decline in average selling prices for certain products. Any decline in average selling prices not offset by reduced costs could result in declines in our gross margins.

     RESEARCH AND DEVELOPMENT EXPENSES

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

     Our research and development expenses were $11.2 million in the first three months of 2002 and $12.4 million in the first three months of 2001. This represents a decrease of 9% from the first three months of 2001 to the first three months of 2002. As a percentage of sales, research and development expenses increased from 16.6% in the first three months of 2001 to 26.2 % in the first three months of 2002 because of the lower sales base. Research and development expenses in the first three months of 2002 included approximately $458,000 due to the acquisition of Aera on January 18, 2002. We intend to maintain our quarterly spending on research and development at approximately $12 million during each of the last three quarters of 2002.

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

     Sales and marketing expenses were $6.8 million in the first three months of 2002, including $1.5 million attributable to Aera, and $6.6 million in the first three months of 2001. This represents a 2% increase from the first three months of 2001 to the first three months of 2002. As a percentage of sales, sales and marketing expenses increased from 8.9% in the first three months of 2001 to 15.7% in the first three months of 2002 due to the lower sales base. The lower year over year spending excluding Aera is due to lower sales volumes and expense reductions we implemented in 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Our general and administrative expenses support our worldwide corporate legal, patent, tax, financial, administrative, information systems and human resources functions in addition to our general management. General and administrative expenses were $6.8 million in the first three months of 2002, including $2.1 million attributable to Aera, and $6.2 million in the first three months of 2001. As a percentage of sales, general and administrative expenses increased from 8.3% in the first three months of 2001 to 15.9% in the first three months of 2002 primarily because of the lower sales base. The lower year over year spending excluding Aera is due to expense reductions we implemented in 2001.

     LITIGATION RECOVERY

     In the first quarter of 2001, we received a $1.5 million settlement for recovery of legal expenses pertaining to a patent infringement suit in which we were the plaintiff.

     OTHER (EXPENSE) INCOME

     Other (expense) income consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.

     Interest income was $940,000 in the first three months of 2002 and $1.8 million in the first three months of 2001. The decrease was due to lower interest rates in 2002 resulting from the Federal Reserve’s lowering of interest rates throughout 2001, and due to a lower level of investment in marketable securities resulting from our use of a portion of our cash reserves to acquire Aera in January 2002.

     Interest expense consists principally of accruals of interest on our convertible subordinated notes, on borrowings under our bank credit and capital lease facilities and a state government loan, the latter of which was repaid in 2001. Interest expense was approximately $3.3 million in the first three months of 2002 and $1.3 million in the first three months of 2001. The increase of interest expense was primarily due to the higher level of debt resulting from our issuance of $125 million of convertible subordinated notes in August 2001.

     Our foreign subsidiaries’ sales are primarily denominated in currencies other than the U.S. dollar. We recorded net foreign currency gains of $115,000 in the first three months of 2002 and $17,000 in the first three months of 2001. Since 1997, we have entered into various forward foreign exchange contracts to mitigate currency fluctuations in the Japanese yen. We continue to evaluate various policies to minimize the effect of foreign currency fluctuations. At March 31, 2002, we had $3.5 million of foreign currency forward contracts outstanding.

     Miscellaneous income was $245,000 in the first three months of 2002. Miscellaneous expense was $310,000 in the first three months of 2001.

     (BENEFIT) PROVISION FOR INCOME TAXES

     The income tax benefit for the first three months of 2002 was $4.7 million and represented an effective rate of 35%. The income tax provision for the first three months of 2001 was $2.7 million and also represented an effective rate of 35%. Changes in our relative earnings and the earnings of our foreign subsidiaries affect our consolidated effective tax rate. We adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities, and have adopted income tax planning strategies to reduce our worldwide income tax expense.

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

     Operating activities used cash of $8.9 million in the first three months of 2002, primarily reflecting the impact of net loss. As part of this net cash used of $8.9 million, increases in accounts receivable, inventories and accounts payable used cash of $2.6 million. Operating activities provided cash of $5.6 million in the first three months of 2001, primarily reflecting net income. As part of this net cash provided of $5.6 million, decreases in accounts receivable and accounts payable provided cash of $13.0 million, and increases in inventories used cash of $6.1 million. We expect future receivable and inventory balances to fluctuate with net sales. Any increase in our inventory levels may require the use of cash to finance the inventory. Additionally, we may experience changes in our ability to timely collect payments from our customers because most of our customers experience the same volatility of the semiconductor capital equipment industry as we.

     Investing activities used cash of $26.5 million in the first three months of 2002, and consisted of the acquisition of Aera Japan Limited for $35.6 million net of $8.3 million of cash acquired, the acquisition of Dressler HF Technik GmbH for $16.1 million net of $700,000 of cash acquired, the purchase of property and equipment of $2.3 million and the purchase of other investments of $1.6 million, offset by the net sale of marketable securities of $29.1 million. Investing activities used cash of $8.6 million in the first three months of 2001, and consisted of the acquisition of EMCO for $29.9 million, the purchase of property and equipment of $6.5 million and the purchase of other investments of $592,000, offset by the net sale of marketable securities of $28.4 million. Investing cash flows experience significant fluctuations from year to year as we buy and sell marketable securities, which we convert to cash to fund strategic investments, and as we transfer cash into marketable securities when we attain levels of cash that are greater than needed for current operations.

     Financing activities used cash of $2.6 million in the first three months of 2002, and consisted primarily of net repayment of notes payable and capital lease obligations of $3.2 million, partially offset by proceeds from the exercise of employee stock options and sale of common stock through our employee stock purchase plan, or ESPP, of $509,000. Financing activities used cash of $185,000 in the first three months of 2001, and consisted primarily of net repayment of notes payable and capital lease obligations of $384,000, partially offset by proceeds from the exercise of employee stock options and sale of common stock through our ESPP of $199,000.

     We plan to spend approximately $10 million to $12 million in 2002 for the acquisition of equipment, leasehold improvements and furnishings, with depreciation expense for 2002 projected to be $12 million. Our planned level of capital expenditures is subject to frequent revisions because our business experiences sudden changes as we move into industry upturns and downturns and expected sales levels change.

     As of March 31, 2002, we had working capital of $300.5 million. Our principal sources of liquidity consisted of $43.8 million of cash and cash equivalents and $161.0 million of marketable securities. We also had a $30.0 million revolving line of credit, which we were restricted from using because the low interest debt of approximately $34 million that we assumed as part of the Aera acquisition was not subordinated to this line of credit. As of May 10, 2002, we put in place a new revolving secured credit facility consisting of a $25.0 million revolving line of credit. Advances under the line of credit bear interest at the prime rate (4.75% at May 3, 2002) minus 1%. All advances under this revolving line of credit will be due and payable May 2003. As of May 15, 2002, there were no advances outstanding under this line of credit. We are subject to covenants on our line of credit that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends and we are in compliance with all such covenants. As a result of our acquisition of Aera, we now have additional credit lines from several Japanese banks amounting to total availability of approximately $34 million. At March 31, 2002, we had approximately $27 million outstanding under these borrowings, with interest rates ranging from 1.23% to 3.2%, and repayment dates ranging from April 2002 through May 2007.

     We lease our executive offices and manufacturing facilities in Fort Collins, Colorado from two limited liability partnerships, which include two of our directors, one of whom is an officer. The leases relating to these spaces expire in 2011, 2013 and 2016.

     We believe that our cash and cash equivalents, marketable securities, cash flow from operations and available borrowings, will be sufficient to meet our working capital needs through at least the end of 2002. After that time, we may require additional equity or debt financing to address our working capital, capital equipment or expansion needs. In addition, any significant acquisitions we make may require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us. In 2006, when our convertible subordinated notes become due, it is possible we may need substantial funds to repay such debt, which was $206.6 million at March 31, 2002. Our 5.00% convertible subordinated notes of $125 million are due September 1, 2006, and our 5.25% convertible subordinated notes of $81.6 million are due November 15, 2006. Payment could occur if our stock price remains at low levels throughout this period, the prices at which we can effect conversion are not met in the market in which our stock is traded, and the holders of our notes choose not to otherwise convert. In such a situation there can be no assurance that we will be able to refinance the debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2002, our investments in marketable securities consisted primarily of commercial paper, municipal bonds and notes and institutional money markets. These securities are highly liquid and of short maturities. Earnings on our marketable securities are typically invested into similar securities. In the first three months of 2002, the rates we earned on our marketable securities earned approximately 2.5% on a before tax equivalent basis. Because the Federal Reserve repeatedly lowered interest rates throughout 2001, the interest rates we earned on our investments during the first three months of 2002 were substantially lower when compared to the first three months of 2001. This, in conjunction with using our available cash and cash reserves for acquisitions, including the Aera and Dressler acquisitions in early 2002, has greatly reduced our recent and anticipated interest income.

     The interest rates on our subordinated debt are at fixed rates, specifically, at 5.25% for the $81.6 million of our debt due November 2006, and at 5.00% for the $125 million of our debt that is due September 2006. Our offerings of subordinated debt in 1999 and 2001 increased our fixed interest expense upon each issuance, though interest expense was partially reduced temporarily by the repurchase of a portion of the first offering in 2000. Because these rates are fixed, we believe there is no risk of increased interest expense.

Foreign Currency Exchange Rate Risk

     We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. We have entered into various forward foreign-exchange contracts to hedge against currency fluctuations in the Japanese yen. We will continue to evaluate various methods to minimize the effects of currency fluctuations for when we translate the financial statements of our foreign subsidiaries into U.S. dollars. At March 31, 2002, we held foreign forward exchange contracts in Japan with notional amounts of $3.5 million and market settlement amounts of $3.3 million for an unrealized gain position of $200,000.

Other Risk

     We have invested in start-up and early-stage companies and strategic alliances and may in the future make additional investments in such companies that develop products which we believe may provide future benefits. We have written down the majority of the cost of one such investment in 2001, related to a strategic alliance we started in 2000. Such current investments and any future investments will be subject to all of the risks inherent in investing in companies that are not established, or in which, due to our level of investment, we do not exercise significant management control.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are party to various legal proceedings relating to our business. There were no material activities in the three months ended March 31, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	The Company’s Restated Certificate of Incorporation, as amended(1)

3.2	The Company’s By-laws(2)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-26966), filed August 13, 2001.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(b)	The Company filed a report on Form 8-K on February 1, 2002. The report contained the announcement of the Company’s January 18, 2002 acquisition of Aera Japan Limited. The report also stated that pro forma financial statements related to the acquisition, if required, would be filed by an amendment to the report on or before April 2, 2002. Also included were exhibits of stock purchase agreements, and the press release dated January 22, 2002 announcing the completion of the acquisition.

The Company filed a report on Form 8-K/A on April 2, 2002. The report contained audited consolidated financial statements of Aera Japan Limited as of June 30, 2001, unaudited condensed consolidated financial statements of Aera Japan Limited as of December 31, 2002 and 2001, and pro forma financial information pursuant the Company’s acquisition of Aera Japan Limited.

The Company filed a report on Form 8-K on May 2, 2002 and a report on Form 8-K/A on May 3, 2002. Both reports contained the portions of the Company’s press release announcing the Company’s results of operations for the first quarter of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC

/s/ Michael El-Hillow Michael El-Hillow Senior Vice President, Chief Financial May 15, 2002 Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

3.1	The Company’s Restated Certificate of Incorporation, as amended(1)

3.2	The Company’s By-laws(2)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-26966), filed August 13, 2001.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.