Form 10-Q
period 2002-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2002-08-14
CIK 927003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002.

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

As of August 7, 2002, there were 32,079,248 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,143	$81,955
Marketable securities	161,732	190,023
Accounts receivable, net	55,135	30,812
Income tax receivable	18,107	15,862
Inventories	65,001	45,248
Other current assets	3,906	4,178
Deferred income tax assets, net	10,013	11,200

Total current assets	350,037	379,278

PROPERTY AND EQUIPMENT, net	44,740	31,095
OTHER ASSETS:
Deposits and other	7,203	6,482
Goodwill and intangibles, net	92,373	23,072
Demonstration and customer service equipment, net	5,197	4,532
Deferred debt issuance costs, net	5,066	5,736

Total assets	$504,616	$450,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$19,971	$10,231
Accrued payroll and employee benefits	10,423	6,978
Other accrued expenses	13,373	7,285
Customer deposits	101	515
Current portion of capital lease obligations and long-term debt	15,406	1,130
Accrued interest payable on convertible subordinated notes	2,710	2,696

Total current liabilities	61,984	28,835

LONG-TERM LIABILITIES:
Senior borrowings	15,646	—
Capital leases, net of current portion	1,197	—
Deferred income tax liabilities, net	9,811	415
Convertible subordinated notes payable	206,600	206,600

	233,254	207,015

Total liabilities	295,238	235,850

STOCKHOLDERS’ EQUITY	209,378	214,345

Total liabilities and stockholders’ equity	$504,616	$450,195

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,

	2002	2001
	(Unaudited)	(Unaudited)

SALES	$67,893	$46,171
COST OF SALES	43,581	38,390

Gross profit	24,312	7,781

OPERATING EXPENSES:
Research and development	12,587	11,040
Sales and marketing	8,712	5,963
General and administrative	7,030	5,645
Litigation damages and expenses	5,313	—
Goodwill impairment	—	5,446
Restructuring charges	—	614

Total operating expenses	33,642	28,708

LOSS FROM OPERATIONS	(9,330)	(20,927)

OTHER INCOME (EXPENSE):
Interest income	776	1,347
Interest expense	(3,191)	(1,234)
Foreign currency gain (loss)	4,492	(68)
Other expense, net	(653)	(115)

	1,424	(70)

Net loss before income taxes and minority interest	(7,906)	(20,997)
BENEFIT FOR INCOME TAXES	(2,767)	(6,553)
MINORITY INTEREST IN NET INCOME	—	105

NET LOSS	$(5,139)	$(14,549)

BASIC AND DILUTED LOSS PER SHARE	$(0.16)	$(0.46)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,045	31,698

	Six Months Ended June 30,

	2002	2001
	(Unaudited)	(Unaudited)

SALES	$110,780	$120,885
COST OF SALES	73,094	81,881

Gross profit	37,686	39,004

OPERATING EXPENSES:
Research and development	23,835	23,429
Sales and marketing	15,463	12,592
General and administrative	13,828	11,819
Litigation damages and expenses (recovery)	5,313	(1,500)
Goodwill impairment	—	5,446
Restructuring charges	—	614

Total operating expenses	58,439	52,400

LOSS FROM OPERATIONS	(20,753)	(13,396)

OTHER (EXPENSE) INCOME:
Interest income	1,716	3,115
Interest expense	(6,488)	(2,522)
Foreign currency gain (loss)	4,607	(51)
Other expense, net	(408)	(425)

	(573)	117

Net loss before income taxes and minority interest	(21,326)	(13,279)
BENEFIT FOR INCOME TAXES	(7,464)	(3,864)
MINORITY INTEREST IN NET INCOME	—	40

NET LOSS	$(13,862)	$(9,455)

BASIC AND DILUTED LOSS PER SHARE	$(0.43)	$(0.30)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	31,959	31,623

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2002	2001
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,862)	$(9,455)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Depreciation of property and equipment	5,942	4,927
Amortization of intangibles and demonstration and customer service equipment	2,499	3,224
Amortization of deferred debt issuance costs	670	246
Amortization of deferred compensation	262	262
Minority interest	—	40
Provision (benefit) for deferred income taxes	602	(713)
Provision for inventory and product-related liabilities	—	7,116
Provision for restructuring	—	614
Impairment of goodwill	—	5,446
Loss on disposal of property and equipment	358	—
Changes in operating assets and liabilities (net of assets and liabilities acquired) —
Accounts receivable, net	(11,492)	34,613
Inventories	2,450	(5,134)
Other current assets	967	(61)
Deposits and other	395	307
Demonstration and customer service equipment	(1,120)	(1,752)
Accounts payable	(1,036)	(9,932)
Accrued payroll and employee benefits	143	(3,843)
Customer deposits and other accrued expenses	3,026	(1,101)
Income taxes payable/receivable, net	(3,420)	(14,810)

Net cash (used in) provided by operating activities	(13,616)	9,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities transactions	28,420	29,305
Purchase of property and equipment, net	(4,965)	(9,442)
Investments and advances	(1,997)	(639)
Acquisition of Aera Japan Limited, net of cash acquired	(35,689)	—
Acquisition of Dressler HF Technik GmbH, net of cash acquired	(16,070)	—
Acquisition of minority interest of LITMAS, net of cash acquired	(400)	—
Acquisition of Engineering Measurements Company, net of cash acquired	—	(29,932)

Net cash used in investing activities	(30,701)	(10,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change from notes payable and capital lease obligations	(3,704)	(1,934)
Proceeds from common stock transactions	509	2,735

Net cash (used in) provided by financing activities	(3,195)	801

EFFECT OF CURRENCY TRANSLATION ON CASH	1,700	645

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,812)	732
CASH AND CASH EQUIVALENTS, beginning of period	81,955	31,716

CASH AND CASH EQUIVALENTS, end of period	$36,143	$32,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,804	$2,282

Cash (received) paid for income taxes, net	$(2,838)	$11,524

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned and controlled subsidiaries (the “Company”) at June 30, 2002 and December 31, 2001, and the results of the Company’s operations for the three- and six-month periods ended June 30, 2002 and 2001, and cash flows for the six-month periods ended June 30, 2002 and 2001.

     The unaudited financial statements presented herein have been prepared by management in accordance with the instructions to Form 10-Q and do not include all the information and disclosures required by accounting principles generally accepted in the United States. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 25, 2002.

     The preparation of the Company’s condensed consolidated financial statements requires the Company’s management to make certain estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(2) ACQUISITIONS

     LITMAS — Prior to April 2, 2002, the Company owned 59.5% of LITMAS, a privately held, North Carolina-based company that designs and manufactures plasma gas abatement systems and high-density plasma sources. On April 2, 2002, the Company completed its acquisition of the 40.5% of LITMAS that it did not previously own, by issuing approximately 120,000 shares of the Company’s common stock valued at approximately $4.2 million, and approximately $400,000 of cash. The acquisition of all the minority interest in LITMAS resulted in a preliminary allocation of approximately $5 million of additional goodwill.

     SYMPHONY — Symphony Systems, Inc. (“Symphony”), a privately held, early-stage developer of equipment productivity management software, effectively ceased operations in February 2002. The Company had previously obtained a security interest in all of Symphony’s intellectual and proprietary property in connection with certain advances the Company made to Symphony in 2001. The Company has hired Symphony’s key employees, and acquired Symphony’s remaining assets in a foreclosure and liquidation sale of such assets on April 2, 2002. At no time prior to the foreclosure and liquidation sale did the Company’s percentage ownership in the voting stock of Symphony exceed 1.8%, and the Company did not have the ability to exercise significant influence over Symphony.

     DRESSLER — On March 28, 2002, the Company completed its acquisition of Dressler HF Technik GmbH (“Dressler”), a privately owned Stolberg, Germany-based provider of power supplies and matching networks, for a purchase price of approximately $17 million in cash. The Company may pay an additional $3 million if Dressler achieves certain key business objectives by March 30, 2003. In the second quarter of 2002, the Company recognized approximately $1.4 million of goodwill associated with Dressler, offset by a long-term deferred income tax liability.

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

     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and the operating results of Dressler are reflected in the accompanying condensed consolidated financial statements prospectively from the date of acquisition. The assets acquired and liabilities assumed were recorded at initial estimated fair values as determined by the Company’s management, based on information currently available. The purchase price was tentatively allocated to the net assets of Dressler as summarized below:

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

     Prior to the combination, there were material transactions between the Company and Dressler in 2001 and the first three months of 2002. In 2001, the Company purchased approximately $2 million of inventory from Dressler, and Dressler purchased approximately $200,000 of inventory from the Company. In the first three months of 2002, the Company purchased approximately $500,000 of inventory from Dressler. These purchases were made in the normal course of the Company’s business.

     AERA — On January 18, 2002, the Company completed its acquisition of Aera Japan Limited (“Aera”), a privately held Japanese corporation. The acquisition was effected through the Company’s wholly owned subsidiary, Advanced Energy Japan K.K. (“AE-Japan”), which purchased all of the outstanding stock of Aera. The aggregate purchase price paid by AE-Japan was 5.73 billion Japanese yen (approximately $44 million, based upon an exchange rate of 130:1), which was funded from the Company’s available cash. In connection with the acquisition, AE-Japan assumed approximately $34 million of Aera’s debt. In the second quarter of 2002, the Company recognized approximately $8.5 million of additional goodwill associated with Aera, offset by a long-term deferred income tax liability. Aera, which is headquartered in Hachioji, Japan, has manufacturing facilities there and manufacturing, sales and service offices in Austin, Texas; Dresden, Germany; Edinburgh, Scotland; and Bundang, South Korea; and sales and service offices in Kirchheim, Germany; and Hshinchu, Taiwan. Aera supplies the semiconductor capital equipment industry with product lines that include digital mass flow controllers, pressure-based mass flow controllers, liquid mass flow controllers, ultrasonic liquid flow meters and liquid vapor delivery systems.

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

     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and the operating results of Aera are reflected in the accompanying condensed consolidated financial statements prospectively from the date of acquisition. The assets acquired and liabilities assumed were recorded at initial estimated fair values as determined by the Company’s management based on information currently available. The purchase price was tentatively allocated to the net assets of Aera as summarized below, with the final allocation subject to adjustment:

(In thousands)
(Unaudited)

Cash and cash equivalents	$8,276
Marketable securities	115
Accounts receivable	8,405
Inventories	19,243
Other current assets	530
Fixed assets	13,388
Goodwill and intangibles	32,660
Other assets	427
Accounts payable	(2,385)
Accrued payroll	(2,924)
Other liabilities	(2,164)
Current portions of long-term debt	(12,008)
Long-term debt	(19,598)

$43,965

     There were no transactions between the Company and Aera prior to the combination. The excess purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill and intangibles. The Company anticipates that approximately 50% of the total amount of acquired intangibles will be allocated to amortizable intangibles, with a weighted-average estimated useful life of seven years. The Company will review these assets in the future for impairment. The Company recognized approximately $1.3 million of amortization expense related to these amortizable intangibles acquired from Aera through June 2002.

     Had this combination occurred on January 1, 2001, the pro forma, unaudited, combined results of operations for the Company and Aera for the three months ended June 30, 2001 would have generated revenue of approximately $65 million, net loss of approximately $19 million and basic and diluted loss per share of $0.61. The pro forma, unaudited, combined results of operations for the Company and Aera for the six months ended June 30, 2001 would have generated revenue of approximately $169 million, net loss of approximately $11 million and basic and diluted loss per share of $0.35.

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

     The acquisition was accounted for using the purchase method of accounting, and the operating results of EMCO are reflected in the accompanying condensed consolidated financial statements prospectively from the date of acquisition. The assets acquired and liabilities assumed were recorded, based upon independent appraisals of the fair values of the acquired property, plant and equipment, and identified intangible assets, and the remaining useful lives and goodwill. The purchase price was allocated to the net assets of EMCO as summarized below:

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

(3) MARKETABLE SECURITIES

     MARKETABLE SECURITIES consisted of the following:

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

	(In thousands)
Commercial paper	$131,229	$172,506
Municipal bonds and notes	28,879	12,622
Institutional money markets	1,624	4,895

Total marketable securities	$161,732	$190,023

     These marketable securities are stated at period end market value. The commercial paper consists of high credit quality, short-term money market preferreds, short-term bonds and tax-free auction rate securities with maturities or reset dates of 120 days or less.

(4) ACCOUNTS RECEIVABLE

     ACCOUNTS RECEIVABLE consisted of the following:

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

	(In thousands)
Domestic	$22,306	$13,463
Foreign	28,049	14,457
Allowance for doubtful accounts	(1,432)	(1,049)

Trade accounts receivable	48,923	26,871
Related parties	108	23
Other	6,104	3,918

Total accounts receivable	$55,135	$30,812

(5) INVENTORIES

     INVENTORIES consisted of the following:

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

	(In thousands)
Parts and raw materials	$42,779	$31,273
Work in process	4,553	2,521
Finished goods	17,669	11,454

Total inventories	$65,001	$45,248

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of market or cost, computed on a first-in, first-out basis. Inventory is expensed as cost of sales upon shipment of product.

(6) STOCKHOLDERS’ EQUITY

     STOCKHOLDERS’ EQUITY consisted of the following:

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

	(In thousands, except par value)
Common stock, $0.001 par value, 70,000 and 55,000 shares authorized, respectively; 32,072 and 31,848 shares issued and outstanding, respectively	$32	$32
Additional paid-in capital	137,424	131,698
Retained earnings	71,730	85,592
Deferred compensation	(832)	(1,094)
Unrealized holding gains on available-for-sale securities	1,885	1,257
Cumulative translation adjustments	(861)	(3,140)

Total stockholders’ equity	$209,378	$214,345

(7) DEFERRED COMPENSATION

     During 1999, prior to the Company’s acquisition of Sekidenko, Inc. (“Sekidenko”), a shareholder of Sekidenko granted employees options to purchase shares of his common stock already outstanding at exercise prices below fair market value. Under this agreement, 29,700 and 34,250 of such options were exercised in 1999 and 2000, respectively. These options result in the Company recognizing $109,000 as compensation expense over the four-year vesting period related to the 1999 purchases, and $1,995,000 as compensation expense over the four-year vesting period related to the 2000 purchases. Compensation expense of approximately $262,000 related to these purchases was recognized in the first six months of 2002 and the first six months of 2001. These amounts are presented as a reduction of stockholders’ equity, and the remaining amount of deferred compensation of $832,000 as of June 30, 2002 is being amortized over the four-year vesting period of the related stock options.

(8) ACCOUNTING POLICIES

     COMPREHENSIVE INCOME — Comprehensive income for the Company consists of net loss, unrealized holding gain (loss) on available-for-sale securities and foreign currency translation adjustments as presented below:

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001
	(Unaudited)	(Unaudited)

	(In thousands)
Net loss, as reported	$(13,862)	$(9,455)
Adjustment to arrive at comprehensive net loss:
Unrealized holding gain (loss) on available-for-sale marketable securities	628	(3)
Cumulative translation adjustments	2,279	645

Comprehensive net loss	$(10,955)	$(8,813)

     SEGMENT REPORTING — The Company operates in one segment for the manufacture, marketing and servicing of key subsystems, primarily to the semiconductor capital equipment industry. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s chief operating decision maker has been identified as the Office of the Chief Executive Officer, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company. SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under SFAS No. 131 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. To report revenues from external customers for each product and service or group of similar products and services would not be practicable. Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the accompanying condensed consolidated financial statements.

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

     The Company’s subsidiary AE-Japan enters into foreign currency forward contracts to buy U.S. dollars to mitigate currency exposure from its payable position arising from trade purchases and intercompany transactions with its parent. Foreign currency forward contracts reduce the Company’s exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in other currencies will be adversely affected by changes in exchange rates. Foreign currency forward contracts are entered into with a major commercial Japanese bank that has a high credit rating, and the Company does not expect the counterparty to fail to meet its obligations under outstanding contracts. Foreign currency gains and losses under the above arrangements are not deferred. The Company generally enters into foreign currency forward contracts with maturities ranging from four to eight months, with contracts outstanding at June 30, 2002 maturing through August 2002. All forward contracts are held until maturity. At June 30, 2002, the Company held foreign forward exchange contracts with notional amounts of $2.0 million and market settlement amounts of $2.15 million for an unrealized loss position of $150,000 that has been included in foreign currency gain (loss) in the accompanying consolidated statements of operations.

     As discussed in Note 11, in July 2002 the Company entered into a hedging transaction with its primary bank to address an exposure related to an intercompany Japanese yen–denominated receivable held by the parent company. The Company may enter into other hedging transactions in the future to address other exposures.

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

     GOODWILL AND INTANGIBLES — In accordance with SFAS No. 142, the Company ceased amortizing goodwill on January 1, 2002, and reassessed its goodwill and other intangible assets. The Company determined that the classifications it made and the useful lives it assigned were appropriate for the goodwill and amortizable intangibles it held as of December 31, 2001. The Company is still evaluating the goodwill and intangible assets it acquired as part of the acquisitions of Aera, which it acquired January 18, 2002, and Dressler, which it acquired March 28, 2002. The Company expects to complete its evaluation of these assets during the fourth quarter of 2002. The Company has determined that the classification and useful life it assigned are appropriate for the intangible asset it acquired as part of the acquisition of the assets of Symphony, which it completed April 2, 2002. The Company assigned to goodwill the intangible asset it acquired as part of its acquisition of the minority interest of LITMAS, which it completed April 2, 2002.

     The following is the pro forma effect on net loss and net loss per share had SFAS No. 142 been in effect for the three months and six months ended June 30, 2001:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2001	2001
	(Unaudited)	(Unaudited)

	(In thousands)
Net loss	$(14,549)	$(9,455)
Add back: Impact of goodwill amortization, net of taxes	1,172	2,306

Pro forma net loss	$(13,377)	$(7,149)

Basic and diluted net loss per share	$(0.46)	$(0.30)
Add back: Impact of goodwill amortization, net of taxes	$0.04	$0.07

Pro forma basic and diluted net loss per share	$(0.42)	$(0.23)

     GOODWILL AND INTANGIBLES consisted of the following as of December 31, 2001:

	Gross		Effect of		Weighted-
	Carrying	Accumulated	Changes in	Net Carrying	average
	Amount	Amortization	Exchange Rates	Amount	Useful Life

	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$2,100	$(271)	$—	$1,829	7
Contract-based	3,860	(2,164)	—	1,696	6
Other	1,500	(375)	—	1,125	4

Total amortizable intangibles	$7,460	$(2,810)	—	$4,650	6

Goodwill	21,401	(2,979)	—	18,422

Total goodwill and intangibles	$28,861	$(5,789)	$—	$23,072

     GOODWILL AND INTANGIBLES consisted of the following as of June 30, 2002:

	Gross		Effect of		Weighted-
	Carrying	Accumulated	Changes in	Net Carrying	average
	Amount	Amortization	Exchange Rates	Amount	Useful Life

	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$4,102	$(535)	$—	$3,567	6
Contract-based	3,860	(2,512)	—	1,348	6
Other	25,342	(1,723)	3,803	27,422	7

Total amortizable intangibles	$33,304	$(4,770)	3,803	$32,337	6

Goodwill	59,440	(2,979)	3,575	60,036

Total goodwill and intangibles	$92,744	$(7,749)	$7,378	$92,373

     Aggregate amortization expense related to acquired intangibles for the three months ended June 30, 2002 was approximately $1.2 million, and for the six months ended June 30, 2002 was approximately $1.9 million. Estimated expense related to acquired intangibles for each of the five years 2002 through 2006 is as follows:

(In thousands)
2002	$4,874
2003	4,977
2004	4,977
2005	4,602
2006	4,486

     LONG-LIVED ASSETS — In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation, which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002, which did not impact its financial position or results of operations.

     EARNINGS PER SHARE — Basic Earnings Per Share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to include certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock and if-converted methods), if securities containing potentially dilutive common shares (convertible notes payable, options and warrants) had been converted to such common shares, and if such assumed conversion is dilutive. Due to the Company’s net loss for the three months and six months ended June 30, 2002 and 2001, basic and diluted EPS are the same, as the assumed conversion of all potentially dilutive securities would be anti-dilutive. Potential shares of common stock issuable under these securities at June 30, 2002 were approximately 2,600,000 shares of common stock issuable under options and warrants for common stock and 5,838,000 shares of common stock issuable upon conversion of subordinated notes payable.

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001

	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount

(In thousands, except per share data)
Basic EPS:
Net loss attributable to common stock and share amounts	$(5,139)	32,045	$(0.16)	$(14,549)	31,698	$(0.46)
Dilutive securities:
Stock options	—	—	—	—	—	—
Convertible subordinated debt	—	—	—	—	—	—

Diluted EPS:
Net loss attributable to common stock and assumed share amounts	$(5,139)	32,045	$(0.16)	$(14,549)	31,698	$(0.46)

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001

	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount

(In thousands, except per share data)
Basic EPS:
Net loss attributable to common stock and share amounts	$(13,862)	31,959	$(0.43)	$(9,455)	31,623	$(0.30)
Dilutive securities:
Stock options	—	—	—	—	—	—
Convertible subordinated debt	—	—	—	—	—	—

Diluted EPS:
Net loss attributable to common stock and assumed share amounts	$(13,862)	31,959	$(0.43)	$(9,455)	31,623	$(0.30)

     RECLASSIFICATIONS — Certain prior period amounts have been reclassified to conform to the current period presentation.

(9) RESTRUCTURING

     The Company recorded $614,000 of restructuring charges in the second quarter of 2001, primarily associated with two reductions in force to respond to the downturn in the semiconductor capital equipment industry and the global economy. The Company’s restructuring plans consisted of costs to terminate 135 regular employees and 90 temporary employees. These costs were recorded in the Company’s consolidated statements of operations as “Restructuring Charges” as a component of operating expenses, and included severance benefits and notice pay. All terminations and termination benefits were communicated to the affected employees prior to June 30, 2001, and severance benefits were paid during the second quarter of 2001. The affected employees were all part of the Company’s U.S. operations.

     During 2000 and 2001, the Company recorded certain restructuring charges and established related accruals. The following indicates the status of each accrual at June 30, 2001 and 2002 and activity therein:

	Employee
	Severance and	Facility	Total
	Termination	Closure	Restructuring
	Costs	Costs	Charges

	(In thousands)
Accrual balance December 31, 2000	$301	$174	$475

Payments in the first six months of 2001	(256)	(71)	(327)
Second quarter 2001 restructuring charge	614	—	614

Accrual balance June 30, 2001	$659	$103	$762

Fourth quarter 2001 restructuring charge	1,510	946	2,456
Payments in the last six months of 2001	(1,204)	(587)	(1,791)

Accrual balance December 31, 2001	$965	$462	$1,427

Payments in the first six months of 2002	(965)	(212)	(1,177)

Accrual balance June 30, 2002	$—	$250	$250

(10) LITIGATION DAMAGES AND EXPENSES (RECOVERY)

     In May 2002, the Company recognized approximately $5.3 million of litigation damages and related legal expenses pertaining to a judgment entered by a jury against the Company and in favor of MKS Instruments, Inc. ("MKS") in a patent-infringement suit in which the Company was the defendant. The Company currently has an interim royalty agreement with MKS allowing it to sell the infringing product subsequent to the date of the jury award. Under the current interim agreement, royalties payable to MKS from the sales of the related product were not material in the quarter ended June 30, 2002. The Company does not expect the Court’s decision to have a material impact on its future operations.

     In March 2001, the Company received a $1.5 million settlement for recovery of legal expenses pertaining to a patent-infringement suit in which the Company was the plaintiff.

(11) FOREIGN CURRENCY EXCHANGE GAIN

     In the second quarter of 2002, the Company recorded a net foreign currency gain of approximately $4.6 million, the majority of which was related to an intercompany loan of Japanese yen, expected to be repaid, that Advanced Energy made to its subsidiary AE-Japan (which has a functional currency of yen) for the purpose of effecting the acquisition of Aera. The loan was transacted in the first quarter of 2002, for approximately 5.7 billion yen (approximately $44 million based upon an exchange rate of approximately 130:1). During the first quarter of 2002, the exchange rate between the U.S. dollar and the yen remained relatively stable, and an immaterial loss was recorded related to this intercompany loan. During the second quarter of 2002, the U.S. dollar weakened significantly against the yen to 119.57, resulting in a gain. In July 2002, the Company entered into a forward contract to sell yen with its primary bank as a hedging strategy related to this loan to mitigate the effect of potential future currency fluctuations between the dollar and the yen until the loan is repaid.

(12) COMMITMENTS AND CONTINGENCIES

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

(13) SUBSEQUENT EVENT

     On August 14, 2002, the Company announced changes in operations designed to reduce redundancies and better align the Company’s recently acquired Aera mass flow controller business within its operating framework. The plan included manufacturing and facilities consolidations, related headcount reductions of approximately 100 employees, or approximately 7% of the Company’s workforce, and stringent discretionary spending restrictions. Included would be the closure within 90 days of the Company’s Austin, Texas manufacturing facility for the Aera-brand mass flow controller products, due to the transfer of the manufacturing of these products to Hachioji, Japan, to be co-located with Aera Japan Limited. The Company expects the cost of these changes to be approximately $3 million, primarily related to severance and lease termination costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements

     The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the following:

•	changes or slowdowns in general economic conditions or conditions in the semiconductor and semiconductor capital equipment industries and other industries in which our customers operate;

•	the timing and nature of orders placed by major customers;

•	changes in customers’ inventory management practices;

•	customer cancellations of previously placed orders and shipment delays;

•	pricing competition from our competitors;

•	component shortages or allocations or other factors that change our levels of inventory or substantially increase our spending on inventory;

•	the introduction of new products by us or our competitors;

•	costs incurred by responding to specific feature requests by customers;

•	declines in macroeconomic conditions;

•	timing and challenges of integrating recent and potential future acquisitions and strategic alliances;

•	our ability to attract and retain key personnel; and

•	our exposure to currency exchange rate fluctuations between the several functional currencies in foreign locations in which we have operations.

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

Results of Operations for the Three Months Ended June 30, 2002 and 2001

     SALES

     We design, manufacture and support a group of key subsystems used in plasma-based thin-film processing equipment for the manufacture of semiconductors; compact disks, DVDs and other digital storage media; flat-panel computer and television screens; coatings for architectural glass and optics; and power supplies for advanced technology computer workstations. We also sell spare parts and repair services worldwide through our customer service and technical support organization. Our primary subsystems include complex power conversion and control systems, and products that control the flow of gases into the process chambers and thermal control and sensing within the chamber.

     We provide solutions to a diversity of markets and geographic regions. However, we are focused on the semiconductor capital equipment industry, which accounted for approximately 69% of our sales in the second quarter of 2002 and 60% in the second quarter of 2001. We expect future sales to the semiconductor capital equipment industry to represent approximately 55% to 70% of our total revenue, depending upon the strength or weakness of industry cycles.

     Sales were $67.9 million in the second quarter of 2002 and $46.2 million in the second quarter of 2001, representing an increase of 47% from the second quarter of 2001 to the second quarter of 2002. Sales in the second quarter of 2002 included a combined $14.1 million from Aera Japan Limited, which we acquired on January 18, 2002, and Dressler HF Technik GmbH, which we acquired on March 28, 2002. The second quarter of 2002 was the second consecutive quarter of increased sales, up from

$34.0 million in the fourth quarter of 2001 and $42.9 million in the first quarter of 2002. The revenue increases, excluding Aera and Dressler, came primarily from the semiconductor capital equipment industry, which experienced a recovery in the first six months of 2002 from the most pronounced downturn in industry history. The semiconductor industry is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand, and rapid technological advances in both semiconductor devices and wafer fabrication processes. As a result of the significance of this industry to our business, our revenues are impacted most directly by the state of the semiconductor industry.

     The following tables summarize net sales and percentages of net sales by customer type for the three-month periods ended June 30, 2002 and 2001:

	Three Months Ended June 30,

	2002	2001

	(In thousands)
Semiconductor capital equipment	$47,029	$27,756
Data storage	3,750	2,284
Flat panel display	2,485	3,735
Advanced product applications	9,829	8,319
Customer service technical support	4,800	4,077

	$67,893	$46,171

	Three Months Ended June 30,

	2002	2001

Semiconductor capital equipment	69%	60%
Data storage	6	5
Flat panel display	4	8
Advanced product applications	14	18
Customer service technical support	7	9

	100%	100%

     The following table summarizes annual percentage changes in net sales by customer type for us from the three-month period ended June 30, 2001 to the three-month period ended June 30, 2002:

Second quarter 2002
change from second
quarter 2001

Semiconductor capital equipment	69%
Data storage	64%
Flat panel display	(33)%
Advanced product applications	18%
Customer service technical support	18%
Total sales	47%

     Excluding Aera and Dressler, the increase in total sales from the second quarter of 2001 to the second quarter of 2002 would have been 16%. The increase in sales specifically to the semiconductor capital equipment industry from the second quarter of 2001 to the second quarter of 2002 would have been 18%.

     Applied Materials, Inc. is our largest customer and accounted for 34% of our sales for the three months ended June 30, 2002, and 20% of our sales for the three months ended June 30, 2001. No other customer accounted for more than 10% of our sales during these periods.

     The following tables summarize net sales and percentages of net sales by geographic region for the three-month periods ended June 30, 2002 and 2001:

	Three Months Ended June 30,

	2002	2001

	(In thousands)
United States and Canada	$45,986	$28,563
Europe	8,584	7,007
Asia Pacific	13,163	10,351
Rest of world	160	250

	$67,893	$46,171

	Three Months Ended June 30,

	2002	2001

United States and Canada	68%	62%
Europe	13	15
Asia Pacific	19	22
Rest of world	—	1

	100%	100%

     GROSS MARGIN

     Our gross margin was 35.8% in the second quarter of 2002 and 16.9% in the second quarter of 2001. The second quarter of 2001 included a $7.1 million writedown related to the identification of and related reserve for excess and obsolete inventory as well as a warranty provision recorded to reflect current experience and anticipated incremental repairs and retrofits. Excluding this writedown, gross margin in the second quarter of 2001 would have been 32.3%. The increase in gross margin from the second quarter of 2001, excluding the writedown, to the second quarter of 2002, was due to higher absorption of manufacturing overhead and fixed costs resulting from the impact of higher sales.

     We provide warranty coverage for our systems ranging from 12 to 36 months, with the majority of our products ranging from 18 to 24 months, and estimate the anticipated costs of repairing our systems under such warranties based on the historical average costs of the repairs. The assumptions we use to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is subjective, and based on estimates, and actual experience can be different than our expectations. We recognized charges for warranty expense of $1.6 million in the second quarter of 2002 and $4.3 million in the second quarter of 2001. In 2001, we experienced higher than expected levels of warranty costs on certain new products that had been extensively redesigned. These products had technical problems that we were able to correct, and we took action to repair, rework, and in some cases, replace the products.

     Historically, price competition has not had a material effect on margins. However, competitive pressures may produce a decline in average selling prices for certain products. Any decline in average selling prices not offset by reduced costs could result in declines in our gross margins.

     As the semiconductor capital equipment industry moves to 300mm equipment and smaller line widths, these technology changes require new products that we have developed or are developing. Typical of products early in their life cycle and at low production levels, these products have lower margins than our established products. Margins on these products should improve over time.

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

     Our research and development expenses were $12.6 million in the second quarter of 2002 and $11.0 million in the second quarter of 2001. This represents an increase of 14% from the second quarter of 2001 to the second quarter of 2002, and an 8% increase when excluding Aera and Dressler. As a percentage of sales, research and development expenses decreased from 23.9% in the second quarter of 2001 to 18.5 % in the second quarter of 2002 because of the higher sales base. Research and development expenses in the second quarter of 2002 included approximately $700,000 due to the acquisitions of Aera on January 18, 2002, and Dressler on March 28, 2002. We intend to maintain our quarterly spending on research and development at approximately $12 million during each of the last two quarters of 2002.

     SALES AND MARKETING EXPENSES

     As we continue our worldwide expansion, and expand our product offerings through acquisitions, our sales and marketing efforts have become increasingly complex. We continue to refine our sales and marketing functions as we acquire and integrate new companies. We have begun an effort to market some of our products directly to end users, in addition to our traditional marketing to manufacturers of semiconductor capital equipment and other industries. Our sales and marketing expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, and other selling and marketing activities.

     Our sales and marketing expenses were $8.7 million in the second quarter of 2002, including $2.6 million attributable to Aera and Dressler, and $6.0 million in the second quarter of 2001. This represents a 46% increase from the second quarter of 2001 to the second quarter of 2002, and a 3% increase without the inclusion of Aera and Dressler. As a percentage of sales, sales and marketing expenses were 12.9% in the second quarter of 2001 and 12.8% in the second quarter of 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Our general and administrative expenses support our worldwide corporate legal, patent, tax, financial, administrative, information systems and human resources functions in addition to our general management and integration costs related to acquisitions. General and administrative expenses were $7.0 million in the second quarter of 2002, including $2.1 million attributable to Aera and Dressler, and $5.6 million in the second quarter of 2001. As a percentage of sales, general and administrative expenses decreased from 12.2% in the second quarter of 2001 to 10.4% in the second quarter of 2002 primarily because of the higher sales base. The lower year-over-year spending excluding Aera and Dressler is due to expense reductions we implemented in 2001.

     LITIGATION DAMAGES AND EXPENSES

     During the second quarter of 2002, we recorded a charge of $5.3 million pertaining to damages awarded by a jury in a patent infringement case in which we were the defendant, and legal expenses related to the judgment. The Applied Science and Technology, or ASTeX, division of MKS Instruments, Inc., or MKS, was the plaintiff in the case, which was tried in a Delaware court. Sales of the product in question have accounted for less than five percent of total sales since the product’s introduction. We currently have an interim royalty agreement with MKS allowing us to sell the infringing product to our customer subsequent to the date of the jury award. Under the current interim agreement, royalties payable to MKS from the sales of the related product were not material in the quarter ended June 30, 2002. We are also pursuing several possibilities to minimize the future impact of this decision, including negotiation of a definitive settlement with MKS, appealing the Court’s decision and the development of a new product. We do not expect the Court’s decision to have a material impact on our future operations.

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

     RESTRUCTURING CHARGES

     During the second quarter of 2001, in response to the downturn in the semiconductor capital equipment industry, we implemented two reductions in force totaling approximately 135 regular employees and 90 temporary employees and recorded a charge of $614,000 for restructuring and severance costs, including fringe benefits. We paid cash to the affected employees in this amount during the second quarter of 2001.

     OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.

     Interest income was approximately $800,000 in the second quarter of 2002 and $1.3 million in the second quarter of 2001. The decrease was due to lower interest rates in 2002 resulting from the Federal Reserve’s lowering of interest rates throughout 2001, and due to a lower level of investment in marketable securities resulting from our use of a portion of our cash reserves to acquire Aera in January 2002 and Dressler in March 2002.

     Interest expense consists principally of interest on our convertible subordinated notes, on borrowings under our bank credit and capital lease facilities and debt assumed with our acquisition of Aera. We also had a state government loan, which we repaid in December 2001. Interest expense was approximately $3.2 million in the second quarter of 2002 and $1.2 million in the second quarter of 2001. The increase of interest expense was primarily due to the higher level of debt resulting from our issuance of $125 million of convertible subordinated notes in August 2001, as well as debt assumed in the acquisition of Aera.

     In January 2002, Advanced Energy purchased 5.7 billion Japanese yen, which it loaned to its subsidiary, Advanced Energy Japan K.K., or AE-Japan, which has the functional currency of the yen, to transact the latter’s acquisition of Aera. This created a yen-denominated intercompany receivable on the books of Advanced Energy, which has the functional currency of the U.S. dollar. From the time of these transactions, which occurred in January 2002, until March 31, 2002, there was very little change in the exchange rate of the U.S. dollar to the Japanese yen. During the three months ended June 30, 2002, there was significant movement in the exchange rate as the dollar weakened relative to the yen. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” we recorded a gain on this yen-denominated intercompany receivable of $4.6 million in the quarter ended June 30, 2002. In July 2002, we entered into a forward sale of 5.7 billion yen with our primary bank to address this exposure. From time to time, we may enter into other hedging transactions to address other exposures as they arise. We expect that this intercompany balance will be repaid in the foreseeable future.

     Our foreign subsidiaries’ sales are primarily denominated in currencies other than the U.S. dollar. Other than the transaction described above, we recorded net foreign currency losses of $98,000 in the second quarter of 2002 and losses of $68,000 in the second quarter of 2001. Since 1997, we have entered into various forward foreign exchange contracts to mitigate currency fluctuations in the Japanese yen. We continue to evaluate various policies to minimize the effect of foreign currency fluctuations. At June 30, 2002, we had $2.0 million of foreign currency forward contracts outstanding.

     Miscellaneous expense was $653,000 in the second quarter of 2002, and $115,000 in the second quarter of 2001.

     BENEFIT FOR INCOME TAXES

     The income tax benefit for the second quarter of 2002 was $2.8 million and represented an effective rate of 35%. The income tax benefit for the second quarter of 2001 was $6.6 million and represented an effective rate of 31%. Changes in our relative earnings and the earnings of our foreign subsidiaries affect our consolidated effective tax rate. We adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities, and have adopted income tax planning strategies to reduce our worldwide income tax expense.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

     SALES

     Sales were $110.8 million in the first six months of 2002 and $120.9 million in the first six months of 2001, representing a decrease of 8% from the first six months of 2001 to the first six months of 2002. Sales in the first six months of 2002 included $20.9 million from Aera and Dressler. The revenue decrease came primarily from the semiconductor capital equipment industry. The flat panel display industry also showed a 57% decrease from the first six months of 2001 to the first six months of 2002, due to macroeconomic conditions.

     The following tables summarize net sales and percentages of net sales by customer type for the six-month periods ended June 30, 2002 and 2001:

	Six Months Ended June 30,

	2002	2001

	(In thousands)
Semiconductor capital equipment	$74,589	$78,803
Data storage	5,933	4,483
Flat panel display	4,532	10,445
Advanced product applications	16,867	19,293
Customer service technical support	8,859	7,861

	$110,780	$120,885

	Six Months Ended June 30,

	2002	2001

Semiconductor capital equipment	67%	65%
Data storage	5	4
Flat panel display	5	9
Advanced product applications	15	16
Customer service technical support	8	6

	100%	100%

     Excluding Aera and Dressler, the decrease in total sales from the first six months of 2001 to the first six months of 2002 would have been 26%. The decrease in sales specifically to the semiconductor capital equipment industry from the first six months of 2001 to the first six months of 2002 would have been 32%.

     Applied Materials, Inc. is our largest customer and accounted for 30% of our sales for the six months ended June 30, 2002, and 25% of our sales for the six months ended June 30, 2001. No other customer accounted for more than 10% during these periods.

     The following tables summarize net sales and percentages of net sales by geographic region for the six-month periods ended June 30, 2002 and 2001:

	Six Months Ended June 30,

	2002	2001

	(In thousands)
United States and Canada	$72,737	$81,361
Europe	14,176	15,620
Asia Pacific	23,636	23,443
Rest of world	231	461

	$110,780	$120,885

	Six Months Ended June 30,

	2002	2001

United States and Canada	66%	67%
Europe	13	13
Asia Pacific	21	20
Rest of world	—	—

	100%	100%

     GROSS MARGIN

     Our gross margin was 34.0% in the first six months of 2002 and 32.3% in the first six months of 2001. The year-over-year increase in gross margin was due to the inclusion in the 2001 period of a $7.1 million writedown related to the identification and future disposal of excess and obsolete inventory and additional warranty provision recorded to reflect experience and anticipated incremental repairs and retrofits. Excluding the writedown, gross margin in the first six months of 2001 would have been 38.2%. The decrease from 38.2% in the first six months of 2001, excluding the writedown, to 34.0% in the first six months of 2002, was due to lower absorption of higher manufacturing overhead and fixed costs due to the impact of lower sales.

     We recognized charges for warranty expense of $3.9 million in the first six months of 2002 and $5.4 million in the first six months of 2001. In 2001, we experienced higher than expected levels of warranty costs on certain new products that had been extensively redesigned. These products had technical problems that we were able to correct, and we took action to repair, rework, and in some cases, replace the products.

     RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development expenses were $23.8 million in the first six months of 2002 and $23.4 million in the first six months of 2001. As a percentage of sales, research and development expenses increased from 19.4% in the first six months of 2001 to 21.5% in the first six months of 2002. Research and development expenses in the first six months of 2002 included approximately $1.2 million due to the acquisitions of Aera on

January 18, 2002, and Dressler on March 28, 2002. The lower year-over-year spending excluding Aera and Dressler is due to expense reductions we implemented in 2001.

     SALES AND MARKETING EXPENSES

     Our sales and marketing expenses were $15.5 million in the first six months of 2002 and $12.6 million in the first six months of 2001. As a percentage of sales, sales and marketing expenses increased from 10.4% in the first six months of 2001 to 14.0% in the first six months of 2002. Sales and marketing expenses in the first six months of 2002 included approximately $4.1 million from Aera and Dressler. The lower year-over-year spending excluding Aera and Dressler is due to expense reductions we implemented in 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Our general and administrative expenses were $13.8 million in the first six months of 2002 and $11.8 million in the first six months of 2001. As a percentage of sales, general and administrative expenses increased from 9.8% in the first six months of 2001 to 12.5% in the first six months of 2002. General and administrative expenses in the first six months of 2002 included approximately $4.3 million from Aera and Dressler. The lower year-over-year spending excluding Aera and Dressler is due to expense reductions we implemented in 2001.

     LITIGATION DAMAGES AND EXPENSES (RECOVERY)

     During the second quarter of 2002, we recorded a charge of $5.3 million pertaining to damages awarded by a jury in a patent infringement case in which we were the defendant, and legal expenses related to the judgment. The Applied Science and Technology, or ASTeX, division of MKS Instruments, Inc., or MKS, was the plaintiff in the case, which was tried in a Delaware court. Sales of the product in question have accounted for less than five percent of total sales since the product’s introduction. We currently have an interim royalty agreement with MKS allowing us to sell the infringing product to our customer subsequent to the date of the jury award. Under the current interim agreement, royalties payable to MKS from the sales of the related product were not material in the quarter ended June 30, 2002. We are also pursuing several possibilities to minimize the future impact of this decision, including negotiation of a definitive settlement with MKS, appealing the Court’s decision and the development of a new product. We do not expect the Court’s decision to have a material impact on our future operations. In the first quarter of 2001, we received a $1.5 million settlement for recovery of legal expenses pertaining to a patent infringement suit in which we were the plaintiff.

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

     RESTRUCTURING CHARGES

     During the second quarter of 2001, in response to the downturn in the semiconductor capital equipment industry, we implemented two reductions in force totaling approximately 135 regular employees and 90 temporary employees and recorded a charge of $614,000 for restructuring and severance costs, including fringe benefits. We paid cash to the affected employees in this amount during the second quarter of 2001.

     OTHER (EXPENSE) INCOME

     Interest income was $1.7 million in the first six months of 2002 and $3.1 million in the first six months of 2001. The decrease was due to lower interest rates in 2002 resulting from the Federal Reserve’s lowering of interest rates throughout 2001, and due to a lower level of investment in marketable securities resulting from our use of a portion of our cash reserves to acquire Aera in January 2002.

     Interest expense was $6.5 million in the first six months of 2002 and $2.5 million in the first six months of 2001. The increase of interest expense was primarily due to the higher level of debt resulting from our issuance of $125 million of convertible subordinated notes in August 2001, as well as debt assumed in the acquisition of Aera.

     We recorded net foreign currency gains of $4.6 million in the first six months of 2002, essentially all of which was related to a gain we recorded on the Japanese-yen denominated intercompany receivable discussed above. We recorded net foreign currency losses of $51,000 in the first six months of 2001.

     Miscellaneous expense was approximately $400,000 in the first six months of 2002 and in the first six months of 2001.

     BENEFIT FOR INCOME TAXES

     The income tax benefit for the first six months of 2002 was $7.5 million and represented an effective rate of 35%. The income tax benefit for the first six months of 2001 was $3.9 million and represented an effective rate of 29%.

Liquidity and Capital Resources

     Our financing strategy has been to raise capital from debt and equity markets to provide liquidity to enable our investments in acquisitions and alliances, which support our strategic vision of being a single source provider of higher valued subsystems and integrated solutions. We maintain substantial levels of cash and marketable securities to have funding readily available for such investment opportunities when they arise. Since 1995, to better enable such strategic investments, we have attained this liquidity with proceeds from underwritten public offerings of our common stock and, since 1999, two offerings of convertible subordinated debt.

     Operating activities used cash of $13.6 million in the first six months of 2002, primarily reflecting the impact of net loss and increases in working capital as our level of revenue and operations have increased. As part of this net cash used of $13.6 million, increases in accounts receivable and decreases in accounts payable used cash of $12.5 million, and decreases in inventories and other current assets provided cash of $3.4 million. Operating activities provided cash of $10.0 million in the first six months of 2001, primarily reflecting the impact on net loss of non-cash items and impairments and decreases in accounts receivable and accounts payable and increases in inventories of $19.5 million. We expect future receivable and inventory balances to fluctuate with net sales. Any increase in our inventory levels may require the use of cash to finance the inventory. Additionally, we may experience changes in our ability to timely collect payments from our customers because most of our customers experience the same volatility of the semiconductor capital equipment industry as we.

     Investing activities used cash of $30.7 million in the first six months of 2002, and consisted of the acquisition of Aera for $35.7 million net of $8.3 million of cash acquired, the acquisition of Dressler for $16.1 million net of $680,000 of cash acquired, the acquisition of the minority interest of LITMAS of $400,000 in addition to stock of Advanced Energy valued at approximately $4.2 million, the purchase of property and equipment of $5.0 million and the purchase of other investments of $1.7 million, offset by the net sale of marketable securities of $28.4 million. Investing activities used cash of $10.7 million in the first six months of 2001, and consisted of the acquisition of EMCO for $29.9 million net of $459,000 of cash acquired, the purchase of property and equipment of $9.4 million and the purchase of other investments of $639,000, offset by the net sale of marketable securities of $29.3 million. Investing cash flows experience significant fluctuations from year to year as we buy and sell marketable securities, which we convert to cash to fund strategic investments, and as we transfer cash into marketable securities when we attain levels of cash that are greater than needed for current operations.

     Financing activities used cash of $3.2 million in the first six months of 2002, and consisted primarily of net repayment of notes payable and capital lease obligations of $3.7 million, partially offset by proceeds from the exercise of employee stock options and sale of common stock through our employee stock purchase plan, or ESPP, of $509,000. Financing activities provided cash of $801,000 in the first six months of 2001, and consisted primarily of proceeds from the exercise of employee stock options and sale of common stock through our ESPP of $2.7 million, partially offset by net repayment of notes payable and capital lease obligations of $1.9 million.

     We plan to spend approximately $10 million to $11 million in 2002 for the acquisition of equipment, leasehold improvements and furnishings, with depreciation expense for 2002 projected to be $12 million. Our planned level of capital expenditures is subject to frequent revisions because our business experiences sudden changes as we move into industry upturns and downturns and expected sales levels change.

     As of June 30, 2002, we had working capital of $288 million, a decrease of $62 million from December 31, 2001. Our principal sources of liquidity consisted of $36 million of cash and cash equivalents and $162 million of marketable securities. We also have a $25 million revolving line of credit. Advances under the line of credit bear interest at the prime rate (4.75% at August 2, 2002) minus 1%. Any advances under this revolving line of credit will be due and payable May 2003. In July 2002, we reduced our borrowing base by $4.9 million in connection with a foreign exchange forward contract entered into by Advanced Energy, providing us with net borrowing availability of approximately $20 million. We are subject to covenants on our line of credit that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends, and we are in compliance with all such covenants at June 30, 2002. As a result of our acquisition of Aera, we now have additional credit lines from several Japanese banks amounting to total availability of approximately $34 million. At June 30, 2002, we had approximately $30 million outstanding under these borrowings, up from approximately $27 million at March 31, 2002, of which the increase was due to changes in the exchange rate of the U.S. dollar and the Japanese yen, offset by approximately $400,000 of repayments. These senior borrowings have interest rates ranging from 1.23% to 3.2%, and repayment dates ranging from the present through May 2007.

     We lease our executive offices and manufacturing facilities in Fort Collins, Colorado from two limited liability partnerships, which include two of our directors, one of whom is an officer. The leases relating to these spaces expire in 2011, 2013 and 2016. Annual lease payments under these leases are approximately $2.2 million.

     We believe that our cash and cash equivalents, marketable securities, cash flow from operations and available borrowings, will be sufficient to meet our working capital needs for at least the next twelve months. After that time, we may require additional equity or debt financing to address our working capital, capital equipment or expansion needs. In addition, any significant acquisitions we make may require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us. In 2006, when our convertible subordinated notes become due, it is possible we may need substantial funds to repay such debt, which was $206.6 million at June 30, 2002. Our 5.00% convertible subordinated notes of $125 million are due September 1, 2006, and our 5.25% convertible subordinated notes of $81.6 million are due November 15, 2006. Payment could occur if our stock price remains at low levels throughout this period, the prices at which we can effect conversion are not met in the market in which our stock is traded, and the holders of our notes choose not to otherwise convert. In such a situation there can be no assurance that we will be able to refinance the debt.

     On August 14, 2002, we announced changes in operations designed to reduce redundancies and better align our recently acquired Aera mass flow controller business within our operating framework. The plan included manufacturing and facilities consolidations, related headcount reductions of approximately 100 employees, or approximately 7% of our workforce, and stringent discretionary spending restrictions. Included would be the closure within 90 days of our Austin, Texas manufacturing facility for the Aera-brand mass flow controller products, due to the transfer of the manufacturing of these products to Hachioji, Japan, to be co-located with Aera Japan Limited. We expect the cost of these changes to be approximately $3 million, primarily related to severance and lease termination costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2002, our investments in marketable securities consisted primarily of commercial paper, municipal bonds and notes and institutional money markets. Our commercial paper consists of high credit quality, short-term money market preferreds, short-term bonds and tax-free auction rate securities with maturities or reset dates of 120 days or less. These securities are highly liquid and have short maturities. Earnings on our marketable securities are typically invested into similar securities. In the second quarter of 2002, the rates we earned on our marketable securities earned approximately two percent on a before tax equivalent basis. Because the Federal Reserve repeatedly lowered interest rates throughout 2001, the interest rates we earned on our investments during the second quarter of 2002 were substantially lower when compared to the second quarter of 2001. This, in conjunction with using our available cash and cash reserves for acquisitions, including the Aera and Dressler acquisitions in early 2002, has greatly reduced our recent and anticipated interest income.

     The interest rates on our subordinated debt are at fixed rates, specifically, at 5.25% for the $81.6 million of our debt due November 2006, and at 5.00% for the $125 million of our debt that is due September 2006. Our offerings of subordinated debt in 1999 and 2001 increased our fixed interest expense upon each issuance, though interest expense was partially reduced by the repurchase of a portion of the first offering in 2000. Because these rates are fixed, we believe there is no risk of increased interest expense.

Foreign Currency Exchange Rate Risk

     We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. During the second quarter of 2002, the U.S. dollar weakened 10% against the Japanese yen and 12% against the euro. It is highly uncertain how currency exchange rates will fluctuate in the future. We have entered into various forward foreign-exchange contracts to mitigate against currency fluctuations in the Japanese yen. We will continue to evaluate various methods to minimize the effects of currency fluctuations for when we translate the financial statements of our foreign subsidiaries into U.S. dollars. At June 30, 2002, we held foreign forward exchange contracts in Japan with notional amounts of $2.0 million and market settlement amounts of approximately $2.15 million for an unrealized loss position of approximately $150,000. In July 2002, we entered into a foreign exchange forward contract to mitigate the impact of future foreign currency fluctuations to our 5.7 billion yen intercompany receivable due from our subsidiary, AE-Japan.

Other Risk

     We have invested in start-up and early-stage companies and strategic alliances and may in the future make additional investments in such companies that develop products that we believe may provide future benefits. We have written down the majority of the cost of one such investment in 2001, related to a strategic alliance we started in 2000. Such current investments and any future investments will be subject to all of the risks inherent in investing in companies that are not established, or in which, due to our level of investment, we do not exercise significant management control.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are party to various legal proceedings relating to our business. We are not currently party to any material litigation, other than the litigation disclosed in our 2001 Annual Report on Form 10-K, filed March 25, 2002. There have not been any material developments in such litigation, except as follows:

     The patent infringement case against us, in which the Applied Science and Technology, or ASTeX, division of MKS Instruments, Inc., or MKS, was the plaintiff, was tried in May 2002. The Federal court jury found that we had infringed MKS’s patent by manufacturing and selling our RAPID product. The jury awarded MKS damages of $4.2 million and affirmed the validity of the MKS patent, which is related to devices that disassociate gases for use in semiconductor processing applications. The RAPID product has represented less than five percent of our consolidated sales since the product’s introduction in late 2000 and approximately two percent of our consolidated sales for the six months ended June 30, 2002. We currently have an interim royalty agreement with MKS allowing us to sell the infringing product to our customer subsequent to the date of the jury award. Under the current interim agreement, royalties payable to MKS from the sales of the related product were not material in the quarter ended June 30, 2002. We are also pursuing several possibilities to minimize the future impact of this decision, including negotiation of a definitive settlement with MKS, appealing the Court’s decision and the development of a new product. We do not expect the Court’s decision to have a material impact on our future operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2002 Annual Meeting of Stockholders on Wednesday, May 8, 2002, to vote on two proposals. Proxy statements were sent to all shareholders. The first proposal was for the election of the following eight people as directors: Douglas S. Schatz, G. Brent Backman, Richard P. Beck, Trung T. Doan, Arthur A. Noeth, Elwood Spedden,

Gerald M. Starek and Arthur W. Zafiropoulo. All eight directors were elected with the following votes tabulated:

	Total Vote for	Total Vote Withheld
Name of Director	Each Director	From Each Director

Mr. Schatz	27,788,648	132,429
Mr. Backman	27,804,775	116,312
Mr. Beck	27,804,775	116,312
Mr. Doan	27,788,648	132,439
Mr. Noeth	27,807,745	113,342
Mr. Spedden	27,868,216	52,871
Mr. Starek	27,804,775	116,312
Mr. Zafiropoulo	27,804,775	116,312

     The second proposal was to increase the number of authorized shares of our common stock from 55,000,000 shares to 70,000,000 shares. The increase was ratified, with the following votes tabulated:

For	Against	Abstain

26,494,148	570,971	855,968

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	Restated Certificate of Incorporation, as amended(1)

3.2	By-laws(2)

10.1	Loan and Security Agreement dated May 10, 2002, by and among Silicon Valley Bank, as a bank, and Advanced Energy Industries, Inc., as borrower

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-26966), filed August 13, 2001.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(b)	Reports on Form 8-K

          We filed the following reports on Form 8-K during the second quarter of 2002:

(i)	Report on Form 8-K/A filed on April 2, 2002, amending our report on Form 8-K filed on February 1, 2002 relating to our acquisition of Aera Japan Ltd. The amendment sets forth under Item 7 audited consolidated financial statements of Aera Japan Ltd. as of June 30, 2001, unaudited condensed consolidated financial statements of Aera Japan Ltd. as of December 31, 2001 and 2000, and pro forma financial information.

(ii)	Report on Form 8-K filed on May 2, 2002, as amended on Form 8-K/A filed on May 3, 2002. The report summarizes in Item 5 our financial results for the first quarter of 2002. The press release relating to such results is attached under Item 7.

(iii)	Report on Form 8-K filed on May 21, 2002. The report provides under Item 5 information relating to the Federal court jury verdict finding that we had infringed a U.S. patent held by MKS Instruments, Inc. and awarding damages to MKS of $4.2 million. The press release relating to the verdict is attached under Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

/s/ Michael El-Hillow

Michael El-Hillow Senior Vice President, Chief Financial August 14, 2002 Officer (Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation, as amended(1)
3.2	By-laws(2)
10.1	Loan and Security Agreement dated May 10, 2002, by and among Silicon Valley Bank, as a bank, and Advanced Energy Industries, Inc., as borrower

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-26966), filed August 13, 2001.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.