Form 10-Q
period 2002-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2002-11-13
CIK 927003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

As of November 8, 2002, there were 32,097,051 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,253	$81,955
Marketable securities	101,715	190,023
Accounts receivable, net	50,625	30,812
Income tax receivable	19,651	15,862
Inventories	67,379	45,248
Other current assets	6,712	4,178
Deferred income tax assets, net	12,712	11,200

Total current assets	346,047	379,278

PROPERTY AND EQUIPMENT, net	43,543	31,095

OTHER ASSETS:
Deposits and other	4,139	6,482
Goodwill and intangibles, net	89,851	23,072
Demonstration and customer service equipment, net	5,635	4,532
Deferred debt issuance costs, net	4,731	5,736

Total assets	$493,946	$450,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$21,279	$10,231
Accrued payroll and employee benefits	10,510	6,978
Other accrued expenses	11,784	7,285
Customer deposits	603	515
Current portion of capital lease obligations and long-term debt	16,670	1,130
Accrued interest payable on convertible subordinated notes	2,219	2,696

Total current liabilities	63,065	28,835

LONG-TERM LIABILITIES:
Senior borrowings	11,184	—
Capital leases, net of current portion	1,173	—
Deferred income tax liabilities, net	10,382	415
Convertible subordinated notes payable	206,600	206,600

	229,339	207,015

Total liabilities	292,404	235,850

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY	201,542	214,345

Total liabilities and stockholders’ equity	$493,946	$450,195

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,

	2002	2001

	(Unaudited)	(Unaudited)

SALES	$70,674	$38,722
COST OF SALES	44,074	27,686

Gross profit	26,600	11,036

OPERATING EXPENSES:
Research and development	12,185	10,967
Sales and marketing	9,738	5,694
General and administrative	7,245	4,817
Restructuring charges	3,220	—
Impairment of investments and advances	—	1,221

Total operating expenses	32,388	22,699

LOSS FROM OPERATIONS	(5,788)	(11,663)

OTHER INCOME (EXPENSE):
Interest income	749	1,302
Interest expense	(3,164)	(1,893)
Foreign currency (loss) gain	(220)	107
Other (expense) income, net	(162)	(227)

	(2,797)	(711)

Net loss before income taxes and minority interest	(8,585)	(12,374)
BENEFIT FOR INCOME TAXES	(3,005)	(4,704)
MINORITY INTEREST IN NET LOSS	—	(188)

NET LOSS	$(5,580)	$(7,482)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.24)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,073	31,784

	Nine Months Ended September 30,

	2002	2001

	(Unaudited)	(Unaudited)

SALES	$181,454	$159,607
COST OF SALES	117,168	109,567

Gross profit	64,286	50,040

OPERATING EXPENSES:
Research and development	36,020	34,396
Sales and marketing	25,201	18,286
General and administrative	21,073	16,636
Restructuring charges	3,220	614
Impairment of investments and advances	—	1,221
Litigation damages and expenses (recovery)	5,313	(1,500)
Goodwill impairment	—	5,446

Total operating expenses	90,827	75,099

LOSS FROM OPERATIONS	(26,541)	(25,059)

OTHER INCOME (EXPENSE):
Interest income	2,465	4,417
Interest expense	(9,652)	(4,415)
Foreign currency gain	4,387	56
Other (expense) income, net	(570)	(652)

	(3,370)	(594)

Net loss before income taxes and minority interest	(29,911)	(25,653)
BENEFIT FOR INCOME TAXES	(10,469)	(8,568)
MINORITY INTEREST IN NET LOSS	—	(148)

NET LOSS	$(19,442)	$(16,937)

BASIC AND DILUTED LOSS PER SHARE	$(0.61)	$(0.53)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	31,994	31,673

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2002	2001
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,442)	$(16,937)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities —
Depreciation of property and equipment	9,329	7,422
Amortization of intangibles and demonstration and customer service equipment	4,595	4,455
Amortization of deferred debt issuance costs	1,005	427
Amortization of deferred compensation	393	394
Minority interest	—	(148)
Benefit for deferred income taxes	(1,352)	(1,740)
Provision for inventory and product-related liabilities	—	7,116
Impairment of goodwill	—	5,446
Loss on disposal of property and equipment	329	15
Unrealized (gain) loss on foreign currency forward contracts	(1,394)	38
Changes in operating assets and liabilities (net of assets and liabilities acquired) —
Accounts receivable and other, net	(5,727)	36,139
Inventories	828	(4,480)
Other current assets	(462)	(739)
Deposits and other	272	338
Demonstration and customer service equipment	(2,028)	(2,316)
Trade accounts payable	(191)	(5,862)
Accrued payroll and employee benefits	269	(4,508)
Customer deposits and other accrued expenses	1,539	46
Income taxes payable/receivable, net	(4,911)	(19,353)

Net cash (used in) provided by operating activities	(16,948)	5,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities transactions	88,430	29,876
Purchase of property and equipment, net	(7,358)	(10,785)
Investments and advances	(2,088)	(2,091)
Acquisition of Aera Japan Limited, net of cash acquired	(35,689)	—
Acquisition of Dressler HF Technik GmbH, net of cash acquired	(16,070)	—
Acquisition of minority interest of LITMAS	(400)	—
Acquisition of Engineering Measurements Company, net of cash acquired	—	(29,932)

Net cash provided by (used in) investing activities	26,825	(12,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, net	—	121,250
Net change from notes payable and capital lease obligations	(6,382)	(2,084)
Proceeds from common stock transactions	1,623	2,999

Net cash (used in) provided by financing activities	(4,759)	122,165

EFFECT OF CURRENCY TRANSLATION ON CASH	180	981

INCREASE IN CASH AND CASH EQUIVALENTS	5,298	115,967
CASH AND CASH EQUIVALENTS, beginning of period	81,955	31,716

CASH AND CASH EQUIVALENTS, end of period	$87,253	$147,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,123	$2,308

Cash (received) paid for income taxes, net	$(2,398)	$13,203

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) BASIS OF PRESENTATION AND MANAGEMENT OPINION

     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned and controlled subsidiaries (the “Company”) at September 30, 2002 and December 31, 2001, and the results of the Company’s operations for the three- and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001.

     The unaudited financial statements presented herein have been prepared by management in accordance with the instructions to Form 10-Q and do not include all the information and disclosures required by accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 25, 2002.

     The preparation of the Company’s condensed consolidated financial statements requires the Company’s management to make certain estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. While management believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are reasonable, actual results could differ from those estimates.

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

     SYMPHONY — Symphony Systems, Inc. (“Symphony”), a privately held, early-stage developer of equipment productivity management software, effectively ceased operations in February 2002. The Company had previously obtained a security interest in all of Symphony’s intellectual and proprietary property in connection with certain advances the Company made to Symphony in 2001. The Company has hired Symphony’s key employees, and acquired Symphony’s remaining assets in a foreclosure and liquidation sale of such assets on April 2, 2002. At no time prior to the foreclosure and liquidation sale did the Company’s percentage ownership in the voting stock of Symphony exceed 1.8%, and the Company did not have the ability to exercise significant influence over Symphony. The assets acquired were recorded at estimated fair values as determined by the Company’s management, based on information currently available. The excess purchase price over the estimated fair value of tangible assets acquired of approximately $2.2 million was allocated to amortizable intangibles, with a weighted-average estimated useful life of approximately 5 years.

     DRESSLER — On March 28, 2002, the Company completed its acquisition of Dressler HF Technik GmbH (“Dressler”), a privately owned Stolberg, Germany-based provider of power supplies and matching networks, for a purchase price of approximately $17 million in cash. The Company may pay an additional

$3 million if Dressler achieves certain key business objectives by March 30, 2003. In the second quarter of 2002, the Company recognized approximately $1.4 million of goodwill associated with Dressler, offset by a long-term deferred income tax liability. In the third quarter of 2002, based upon additional information regarding the assets at the time of purchase, the Company allocated an additional $280,000 of its initial purchase price to accounts receivable and inventory, offset by a reduction of goodwill.

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

     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and the operating results of Dressler are reflected in the accompanying condensed consolidated financial statements prospectively from the date of acquisition. The assets acquired and liabilities assumed were recorded at initial estimated fair values as determined by the Company’s management, based on information currently available. Through September 30, 2002, the purchase price was tentatively allocated to the net assets of Dressler as summarized below:

(In thousands)
(Unaudited)

Cash and cash equivalents	$680
Accounts receivable	1,939
Inventories	1,111
Other current assets	83
Fixed assets	260
Goodwill and intangibles	15,598
Other assets	19
Accounts payable	(314)
Accrued payroll	(39)
Other accrued expenses	(474)
Deferred tax liability	(1,388)
Income taxes payable	(725)

$16,750

     This allocation is subject to adjustment as the Company completes its evaluation of the fair value of the assets acquired and liabilities assumed. The excess purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill and intangibles. The Company anticipates that approximately 30% of the total amount of acquired intangibles will be allocated to amortizable intangibles; further allocation to each of these two categories has not yet been determined. The Company will review these assets in the future for impairment. The Company recognized approximately $400,000 of amortization expense related to these amortizable intangibles acquired from Dressler through September 30, 2002.

     Prior to the combination, there were material transactions between the Company and Dressler in 2001 and the first three months of 2002. In 2001, the Company purchased approximately $2 million of inventory from Dressler, and Dressler purchased approximately $200,000 of inventory from the Company. In the first three months of 2002, the Company purchased approximately $500,000 of inventory from Dressler. These purchases were made in the normal course of the Company’s business. The Company believes that if the combination had occurred on January 1, 2001, the effect of the combined results of operations of the Company and Dressler for the three- and nine-month periods ended September 30, 2001, would have been immaterial when compared to the results of operations of the Company without Dressler.

     AERA — On January 18, 2002, the Company completed its acquisition of Aera Japan Limited (“Aera”), a privately held Japanese corporation. The Company effected the acquisition through its wholly owned subsidiary, Advanced Energy Japan K.K. (“AE-Japan”), which purchased all of the outstanding stock of Aera. The aggregate purchase price AE-Japan paid was 5.73 billion Japanese yen (approximately $44 million, based upon an exchange rate of 130:1), which the Company funded from its available cash. In connection with the acquisition, AE-Japan assumed approximately $34 million of Aera’s debt. In the second quarter of 2002, the Company recognized approximately $8.5 million of additional goodwill associated with Aera, offset by a long-term deferred income tax liability. Aera, which is headquartered in Hachioji, Japan, has manufacturing facilities there and manufacturing, sales and service offices in Austin, Texas (see Note 9); Dresden, Germany; Edinburgh, Scotland; and Bundang, South Korea; and a sales and service office in Kirchheim, Germany. Aera supplies the semiconductor capital equipment industry with product lines that include digital mass flow controllers, pressure-based mass flow controllers, liquid mass flow controllers, ultrasonic liquid flow meters and liquid vapor delivery systems.

     Aera’s products expand the Company’s offering of critical sub-system solutions that enable the plasma-based manufacturing process used in the manufacture of semiconductors. The Company’s other product offering includes components for power delivery and control, remote plasma clean, temperature sensing, temperature management, process instrumentation, and an emerging technology in mass flow control acquired through the purchase of Engineering Measurements Company in January 2001.

     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and the operating results of Aera are reflected in the accompanying condensed consolidated financial statements prospectively from the date of acquisition. The assets acquired and liabilities assumed were recorded at initial estimated fair values as determined by the Company’s management based on information currently available. Through September 30, 2002, the purchase price was tentatively allocated to the net assets of Aera as summarized below, with the final allocation subject to adjustment:

(In thousands)
(Unaudited)

Cash and cash equivalents	$8,276
Marketable securities	115
Accounts receivable	8,405
Inventories	19,243
Other current assets	530
Fixed assets	13,388
Goodwill and intangibles	41,154
Other assets	427
Accounts payable	(2,385)
Accrued payroll	(2,924)
Other liabilities	(2,164)
Deferred tax liability	(8,494)
Current portion of long-term debt	(12,008)
Long-term debt	(19,598)

$43,965

     There were no transactions between the Company and Aera prior to the combination. The excess purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill and intangibles. The Company anticipates that approximately 50% of the total amount of acquired intangibles will be allocated to amortizable intangibles, with a weighted-average estimated useful life of seven years. The Company will review these assets in the future for impairment. The Company recognized approximately $2.2 million of amortization expense related to these amortizable intangibles acquired from Aera from January 18, 2002, the date of acquisition, through September 30, 2002.

     Had this combination occurred on January 1, 2001, the pro forma, unaudited, combined results of operations for the Company and Aera for the three months ended September 30, 2001 would have generated revenue of approximately $51 million, net loss of approximately $10 million and basic and diluted loss per share of $0.32. The pro forma, unaudited, combined results of operations for the Company and Aera for the nine months ended September 30, 2001 would have generated revenue of approximately $220 million, net loss of approximately $21 million and basic and diluted loss per share of $0.67.

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

     The acquisition was accounted for using the purchase method of accounting, and the operating results of EMCO are reflected in the accompanying condensed consolidated financial statements prospectively from the date of acquisition. The assets acquired and liabilities assumed were recorded based upon independent appraisals of the fair values of the acquired property, plant and equipment, identified intangible assets and goodwill. The purchase price was allocated to the net assets of EMCO as summarized below:

(In thousands)
(Unaudited)

Cash and cash equivalents	$459
Marketable securities	674
Accounts receivable	1,167
Inventories	1,678
Deferred income tax assets, current	584
Other current assets	88
Fixed assets	4,596
Goodwill	20,878
Other intangibles	3,400
Accounts payable	(355)
Accrued payroll	(405)
Other accrued expenses	(391)
Deferred tax liability	(856)

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

(3) MARKETABLE SECURITIES

     MARKETABLE SECURITIES consisted of the following:

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

	(In thousands)
Commercial paper	$21,684	$172,506
Municipal and state bonds and notes	76,926	12,622
Institutional money markets	3,105	4,895

Total marketable securities	$101,715	$190,023

     These marketable securities are stated at period end market value. The commercial paper consists of high credit quality, short-term money market preferreds, short-term bonds and tax-free auction rate securities with maturities or reset dates of 120 days or less.

(4) ACCOUNTS RECEIVABLE

     ACCOUNTS RECEIVABLE consisted of the following:

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

	(In thousands)
Domestic	$19,004	$13,463
Foreign	27,226	14,457
Allowance for doubtful accounts	(1,631)	(1,049)

Trade accounts receivable	44,599	26,871
Related parties	127	23
Other	5,899	3,918

Total accounts receivable	$50,625	$30,812

(5) INVENTORIES

     INVENTORIES consisted of the following:

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

	(In thousands)
Parts and raw materials	$42,833	$31,273
Work in process	4,860	2,521
Finished goods	19,686	11,454

Total inventories	$67,379	$45,248

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of market or cost, computed on a first-in, first-out basis. Inventory is expensed as cost of sales upon shipment of product.

(6) STOCKHOLDERS’ EQUITY

     STOCKHOLDERS’ EQUITY consisted of the following:

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Unaudited)

	(In thousands, except par value)
Common stock, $0.001 par value, 70,000 and 55,000 shares authorized, respectively; 32,088 and 31,848 shares issued and outstanding, respectively	$32	$32
Additional paid-in capital	137,568	131,698
Retained earnings	66,150	85,592
Deferred compensation	(700)	(1,094)
Unrealized holding (losses) gains on available-for-sale securities	(1,223)	1,257
Cumulative translation adjustments	(285)	(3,140)

Total stockholders’ equity	$201,542	$214,345

     The Company maintains investments in several available-for-sale marketable equity securities, which experienced a decline in fair value during the quarter ended September 30, 2002. The Company will monitor the value of these securities during the fourth quarter and may record an impairment in the quarter ended December 31, 2002.

(7) DEFERRED COMPENSATION

     During 1999, prior to the Company’s acquisition of Sekidenko, Inc. (“Sekidenko”), a shareholder of Sekidenko granted employees options to purchase shares of his common stock already outstanding at exercise prices below fair market value. Under this agreement, 29,700 and 34,250 of such options were granted in 1999 and 2000, respectively. These options result in the Company recognizing $109,000 as compensation expense over the four-year vesting period related to the 1999 grants, and $1,995,000 as compensation expense over the four-year vesting period related to the 2000 grants. Compensation expense of approximately $394,000 related to these grants was recognized in the first nine months of 2002 and 2001. These amounts are presented as a reduction of stockholders’ equity, and the remaining unamortized amount of deferred compensation of $700,000 as of September 30, 2002 is being amortized through March 2004, over the four-year vesting period of the related stock options.

(8) ACCOUNTING POLICIES

     COMPREHENSIVE (LOSS) INCOME — Comprehensive (loss) income for the Company consists of net loss, unrealized holding loss on available-for-sale securities and foreign currency translation adjustments as presented below:

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001
	(Unaudited)	(Unaudited)

	(In thousands)
Net loss, as reported	$(19,442)	$(16,937)
Adjustment to arrive at comprehensive net loss:
Unrealized holding (loss) on available-for-sale marketable Securities	(2,480)	(341)
Cumulative translation adjustments	2,855	981

Comprehensive net loss	$(19,067)	$(16,297)

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

     DERIVATIVE INSTRUMENTS — In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted SFAS No. 133, as amended by SFAS No. 137, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activity by requiring all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative’s fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. Upon adoption, the Company did not seek specific hedge accounting treatment for its foreign currency forward contracts (see below). The adoption of SFAS No. 133 did not have a material impact on the Company’s financial condition or results of operations.

     The Company, including its subsidiaries enters into foreign currency forward contracts with counterparties to mitigate its exposure to foreign currency denominated intercompany receivables and payables. These derivative instruments are not held for trading or speculative purposes. To the extent that changes occur in currency exchange rates, the Company is exposed to market risk on its open derivative instruments. This market risk exposure is generally offset by the gain or loss recognized upon the translation of its intercompany payables and receivables. Foreign currency forward contracts are entered into with major commercial U.S. and Japanese banks that have high credit ratings, and the Company does not expect the counterparties to fail to meet their obligations under outstanding contracts. Foreign currency gains and losses under these arrangements are not deferred. The Company generally enters into foreign currency forward contracts with maturities ranging from four to eight months, with contracts outstanding at September 30, 2002 maturing through January 2003.

     In July 2002, one of the Company’s U.S. entities entered into a foreign currency forward contract to sell approximately 5.7 billion Japanese yen to mitigate the currency exposure on its yen denominated intercompany receivable from AE-Japan (see Note 11). At September 30, 2002, the Company held this foreign currency forward contract with (dollar equivalent) notional amounts of approximately $48.4 million and market settlement amounts of approximately $47.1 for an unrealized gain position of approximately $1.3 million that has been included in foreign currency (loss) gain and other current assets in the accompanying consolidated financial statements.

     In September 2002, the Company’s Aera Japan subsidiary entered into two foreign currency forward contracts to sell U.S. dollars to mitigate the currency exposure from its dollar denominated intercompany receivable from its subsidiary Aera Corporation. At September 30, 2002, Aera held foreign currency forward contracts with notional amounts of $15.0 million. As these contracts were entered into at the end of the quarter the market settlement amounts approximate the notional amounts.

     The Company’s subsidiary AE-Japan enters into foreign currency forward contracts to buy U.S. dollars to mitigate currency exposure from its payable position arising from trade purchases and intercompany transactions with its parent. At September 30, 2002, AE-Japan held foreign currency forward contracts with notional amounts of $3.5 million and market settlement amounts of $3.4 million for an unrealized gain position of approximately $86,000 that has been included in foreign currency (loss) gain in the accompanying consolidated statements of operations.

     REVENUE RECOGNITION — The Company recognizes revenue upon shipment of its systems and spare parts, at which time title passes to the customer, as its shipping terms are FOB shipping point, the price is fixed and collectibility is reasonably assured.

     The Company has an arrangement with one of its major customers, a semiconductor capital equipment manufacturer, in which completed systems are shipped to the customer and held by them in their warehouse. The customer draws systems from this inventory as needed, at which time title passes to the customer and the Company recognizes revenue. The customer is subject to the Company’s normal warranty policy for repair of defective systems.

     In certain instances the Company delivers systems to customers for evaluation purposes. In these arrangements, the customer retains the systems for specified periods of time without commitment to purchase. On or before the expiration of the evaluation period, the customer either rejects the system, and returns it to the Company, or accepts the system. Upon acceptance, title passes to the customer, the Company invoices the customer for the system, and revenue is recognized. Pending acceptance by the customer, such systems are reported on the Company’s balance sheet at an estimated value based on the lower of cost or market, and are included in the amounts for demonstration and customer service equipment, net of accumulated depreciation.

     GOODWILL AND INTANGIBLES — In accordance with SFAS No. 142, the Company ceased amortizing goodwill on January 1, 2002, and reassessed its goodwill and other intangible assets. The Company determined that the classifications it made and the useful lives it assigned were appropriate for the goodwill and amortizable intangibles it held as of December 31, 2001. The Company is still evaluating the goodwill and intangible assets it acquired as part of the acquisitions of Aera, which it acquired January 18, 2002, and Dressler, which it acquired March 28, 2002. The Company expects to complete its evaluation of these assets during the fourth quarter of 2002. The Company has determined that the classification and useful life it assigned are appropriate for the intangible asset it acquired as part of the acquisition of the assets of Symphony, which it completed April 2, 2002. The Company tentatively assigned to goodwill the intangible asset it acquired as part of its acquisition of the minority interest of LITMAS, which it completed April 2, 2002.

     The following is the pro forma effect on net loss and net loss per share had SFAS No. 142 been in effect for the three months and nine months ended September 30, 2001:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2001	2001
	(Unaudited)	(Unaudited)

	(In thousands)
Net loss	$(7,482)	$(16,937)
Add back: Impact of goodwill amortization, net of taxes	846	3,152

Pro forma net loss	$(6,636)	$(13,785)

Basic and diluted net loss per share	$(0.24)	$(0.53)
Add back: Impact of goodwill amortization, net of taxes	0.03	0.09

Pro forma basic and diluted net loss per share	$(0.21)	$(0.44)

     GOODWILL AND INTANGIBLES consisted of the following as of December 31, 2001:

		Accumulated	Effect of Changes		Weighted-average
	Gross Carrying Amount	Amortization	in Exchange Rates	Net Carrying Amount	Useful Life

	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$2,100	$(271)	$—	$1,829	7
Contract-based	3,860	(2,164)	—	1,696	6
Other	1,500	(375)	—	1,125	4

Total amortizable intangibles	7,460	(2,810)	—	4,650	6

Goodwill	21,401	(2,979)	—	18,422

Total goodwill and intangibles	$28,861	$(5,789)	$—	$23,072

     GOODWILL AND INTANGIBLES consisted of the following as of September 30, 2002:

		Accumulated	Effect of Changes		Weighted-average
	Gross Carrying Amount	Amortization	in Exchange Rates	Net Carrying Amount	Useful Life

	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$4,272	$(648)	$—	$3,624	6
Contract-based	3,860	(2,686)	—	1,174	6
Other	25,342	(3,016)	3,414	25,740	7

Total amortizable intangibles	33,474	(6,350)	3,414	30,538	6

Goodwill	59,160	(2,979)	3,132	59,313

Total goodwill and intangibles	$92,634	$(9,329)	$6,546	$89,851

     Aggregate amortization expense related to acquired intangibles for the three months ended September 30, 2002 was approximately $1.6 million, and for the nine months ended September 30, 2002 was approximately $3.5 million. Estimated expense related to acquired intangibles for each of the five years 2002 through 2006 is as follows:

(In thousands)
2002	$4,900
2003	5,011
2004	5,011
2005	4,636
2006	4,520

     EARNINGS PER SHARE — Basic Earnings Per Share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to include certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock and if-converted methods), if securities containing potentially dilutive common shares (convertible notes payable, options and warrants) had been converted to such common shares, and if such assumed conversion is dilutive. Due to the Company’s net loss for the three months and nine months ended September 30, 2002 and 2001, basic and diluted EPS are the same, as the assumed conversion of all potentially dilutive securities would be anti-dilutive. Potential shares of common stock issuable under these securities at September 30, 2002 were approximately 3,331,000 shares of common stock issuable under options and warrants for common stock and 5,838,000 shares of common stock issuable upon conversion of subordinated notes payable.

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

     GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT — In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board Opinion (APB) 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company is currently evaluating the effects of this pronouncement.

     ACCOUNTING FOR DISPOSAL AND EXIT ACTIVITIES — In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” This statement addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt SFAS No. 146 on January 1, 2003, which will significantly change how the Company recognizes liabilities associated with employee termination benefits and exit activities.

     RECLASSIFICATIONS — Certain prior period amounts have been reclassified to conform to the current period presentation.

(9) RESTRUCTURING

     The Company recorded approximately $3.2 million of restructuring charges in the third quarter of 2002, primarily associated with changes in operations designed to reduce redundancies and better align the Company’s Aera mass flow controller business within its operating framework. The plan included manufacturing and facilities consolidations and shutdowns, related headcount reductions of approximately 100 employees, or approximately 7% of the Company’s workforce, and stringent discretionary spending restrictions. Included is the closure by December 2002, of the Company’s San Jose sales and service location; and the Company’s Austin, Texas manufacturing facility for the Aera-brand mass flow controller products, due to the transfer of the manufacturing of these products to Hachioji, Japan, to be co-located with Aera Japan Limited. These charges relate primarily to severance and lease termination costs, and were recorded in the Company’s consolidated statements of operations as “Restructuring Charges” as a component of operating expenses. All terminations and termination benefits were communicated to the affected employees prior to September 30, 2002, and severance benefits will be paid by December 31, 2003. All affected employees were part of the Company’s U.S. operations.

     In response to the downturn in the semiconductor capital equipment industry and the global economy, the Company recorded approximately $2.5 million and $614,000 of restructuring charges in the fourth and second quarters of 2001, respectively. These charges were primarily associated with reductions in force and the closure of three facilities. These costs were recorded in the Company’s consolidated statement of operations as “Restructuring Charges” as a component of operating expenses, and included severance benefits and notice pay. All terminations and termination benefits were communicated to the affected employees prior to December 31, 2001. The affected employees were all part of the Company’s U.S. operations and included full-time permanent and temporary employees and consisted primarily of manufacturing and administrative personnel.

     During 2002 and 2001, the Company recorded certain restructuring charges and established related accruals. The following indicates the status of these accruals at September 30, 2001 and 2002 and activity therein:

	Employee Severance	Facility	Total
	and Termination	Closure	Restructuring
	Costs	Costs	Charges

	(In thousands)
Accrual balance December 31, 2000	$301	$174	$475

Second quarter 2001 restructuring charge	614	—	614
Payments in the first nine months of 2001	(581)	(107)	(688)

Accrual balance September 30, 2001	$334	$67	$401

Fourth quarter 2001 restructuring charge	1,510	946	2,456
Payments in the last three months of 2001	(879)	(551)	(1,430)

Accrual balance December 31, 2001	$965	$462	$1,427

Third quarter 2002 restructuring charge	1,033	2,187	3,220
Payments in the first nine months of 2002	(1,424)	(408)	(1,832)

Accrual balance September 30, 2002	$574	$2,241	$2,815

(10) LITIGATION DAMAGES AND EXPENSES (RECOVERY)

     In May 2002, the Company recognized approximately $5.3 million of litigation damages and related legal expenses pertaining to a judgment entered by a jury against the Company and in favor of MKS Instruments, Inc. (“MKS”) in a patent-infringement suit in which the Company was the defendant. The Company has entered into a settlement agreement with MKS allowing it to sell the infringing product subsequent to the date of the jury award. Under the settlement agreement, royalties payable to MKS from sales of the related product were approximately $230,000 and $420,000 for the three- and nine-month periods ended September 30, 2002, respectively.

     In March 2001, the Company received a $1.5 million settlement for recovery of legal expenses pertaining to a patent-infringement suit in which the Company was the plaintiff.

(11) FOREIGN CURRENCY EXCHANGE GAIN

     In the second quarter of 2002, the Company recorded a net foreign currency gain of approximately $4.6 million, the majority of which was related to an intercompany loan of Japanese yen, which is expected to be repaid, that Advanced Energy U.S. made to its subsidiary AE-Japan (which has a functional currency of yen) for the purpose of effecting the acquisition of Aera. The loan was transacted in the first quarter of 2002, for approximately 5.7 billion yen (approximately $44 million based upon an exchange rate of approximately 130:1). During the first quarter of 2002, the exchange rate between the U.S. dollar and the yen remained relatively stable, and an immaterial loss was recorded related to this intercompany loan. During the second quarter of 2002, the U.S. dollar weakened significantly against the yen to 119.57, resulting in a gain of $4.5 million. During the third quarter of 2002, the exchange rate between the U.S. dollar and the yen remained relatively stable and a loss of approximately $220,000, net of foreign currency forward contract gains, was recorded. In July and September 2002, the Company entered into foreign currency forward contracts with its primary bank to mitigate the effects of potential future currency fluctuations between the dollar and the yen until the associated intercompany obligations have been settled (see Note 8).

(12) COMMITMENTS AND CONTINGENCIES

     The Company is involved in disputes and legal actions arising in the normal course of its business. While the Company currently believes that the amount of any ultimate potential loss would not be material to the Company’s financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company’s inability to ship products or components found to have violated third-party patent rights. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

(13) SUBSEQUENT EVENT

     In October 2002, the Company began repurchasing its 5.00% and 5.25% convertible subordinated notes in the open market. These purchases are expected to result in an after-tax extraordinary gain, which will be recorded in the fourth quarter of 2002. The Company may continue to purchase additional notes in the open market from time to time, if market conditions and the Company’s financial position are deemed favorable for such purposes.

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

Critical Accounting Policies

     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

     VALUATION OF INTANGIBLE ASSETS AND GOODWILL — We have approximately $89.9 million of intangible assets and goodwill as of September 30, 2002, including approximately $30.5 million related to amortizable intangibles and $59.4 million in goodwill. In addition to the original cost of these assets, their recorded value is impacted by a number of our policy elections, including estimated useful lives, foreign currency fluctuations and impairment charges, if any. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, we will perform periodic impairment analyses of the intangible assets and goodwill related to our acquisitions. As a result of the periodic (at least annual) impairment analyses we may realize a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of our intangible assets and goodwill, which could result in significant impairment charges.

     RESERVE FOR INVENTORY OBSOLESCENCE — Inventory is valued at the lower of cost or market. Given the rapid change in technology, we monitor and forecast expected inventory needs based on our constantly changing sales forecast. Inventory is written down or written off when it becomes obsolete, generally because of engineering changes to a product or discontinuance of a product line, or when it is deemed excess. These determinations involve the exercise of significant judgment by management. If actual market conditions are significantly different than those projected by management the recorded reserve may be adjusted, and such adjustments may have a significant impact on our results of operations. As demonstrated in recent periods, demand for our products can fluctuate significantly, and in the past we have recorded substantial charges for inventory obsolescence.

     RESERVE FOR WARRANTY — We provide warranty coverage for our systems, ranging from 12 to 36 months, with the majority of our products ranging from 18 to 24 months, and estimate the anticipated costs of repairing our systems under such warranties based on the historical average costs of the repairs and expected product failure rates. The assumptions we use to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is subjective, and based on estimates. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations.

     FAIR VALUE OF DERIVATIVE INSTRUMENTS — We have entered into various foreign currency forward contracts to mitigate our exposure to intercompany receivables and payables. These derivative instruments are not held for trading or speculative purposes. The valuation of derivative instruments under SFAS No. 133 requires us to make estimates and judgments that affect the fair value of the instruments. Fair value for our derivatives is determined relative to changes in the forward yield curves and discounts rates. Such amounts are subject to significant estimates which may change in the future.

     COMMITMENTS AND CONTINGENCIES — We are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate potential loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. We accrue loss contingencies in connection with our litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

     REVENUE RECOGNITION — We recognize revenue upon shipment of our systems and spare parts, at which time title passes to the customer, as our shipping terms are FOB shipping point, the price is fixed and collectibility is reasonably assured.

     We have an arrangement with one of our major customers, a semiconductor capital equipment manufacturer, in which completed systems are shipped to the customer and held by them in their warehouse. The customer draws systems from this inventory as needed, at which time title passes to the customer and we recognize revenue. The customer is subject to our normal warranty policy for repair of defective systems.

     In certain instances we deliver systems to customers for evaluation purposes. In these arrangements, the customer retains the systems for specified periods of time without commitment to purchase. On or before the expiration of the evaluation period, the customer either rejects the system, and returns it to us, or accepts the system. Upon acceptance, title passes to the customer, we invoice the customer for the system, and revenue is recognized. Pending acceptance by the customer, such systems are reported on our balance sheet at an estimated value based on the lower of cost or market, and are included in the amounts for demonstration and customer service equipment, net of accumulated depreciation.

     While we maintain a stringent credit approval process, significant judgments are made by management in connection with establishing our customers’ ability to pay at the time of shipment. Despite this assessment, from time to time, our customers are unable to meet their payment obligations. We continue to monitor our customers’ credit worthiness, and use our judgment in establishing the estimated amounts of customer receivables which will ultimately not be collected. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Results of Operations for the Three Months Ended September 30, 2002 and 2001

     SALES

     We design, manufacture and support a group of key subsystems used in plasma-based thin-film processing equipment for the manufacture of semiconductors; compact disks, DVDs and other digital storage media; flat-panel computer and television screens; coatings for architectural glass and optics; and power supplies for advanced technology computer workstations. We also sell spare parts and repair services worldwide through our customer service and technical support organization. Our primary subsystems include complex power conversion and control systems, products that control the flow of gases into the process chambers, and thermal control and sensing within the chamber.

     We provide solutions to a diversity of markets and geographic regions. However, we are focused on the semiconductor capital equipment industry, which accounted for approximately 62% of our sales in the third quarter of 2002 and 47% in the third quarter of 2001. We expect future sales to the semiconductor capital equipment industry to represent approximately 55% to 70% of our total revenue, depending upon the strength or weakness of industry cycles.

     Sales were $70.7 million in the third quarter of 2002 and $38.7 million in the third quarter of 2001, representing an increase of 83%. Sales in the third quarter of 2002 included a combined $15.6 million from Aera Japan Limited, which we acquired on January 18, 2002, and Dressler HF Technik GmbH, which we acquired on March 28, 2002. The third quarter of 2002 was the third consecutive quarter of increased sales. The year-to-year revenue increases, excluding Aera and Dressler, came primarily from the semiconductor capital equipment industry. The semiconductor industry is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand, and rapid technological advances in both semiconductor devices and wafer fabrication processes. As a result of the significance of this industry to our business, our revenues are impacted most directly by the state of the semiconductor industry.

     The following tables summarize net sales and percentages of net sales by customer type for the three-month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,

	2002	2001

	(In thousands)
Semiconductor capital equipment	$43,896	$18,073
Data storage	4,978	4,093
Flat panel display	5,353	3,722
Advanced product applications	10,400	9,064
Customer service technical support	6,047	3,770

	$70,674	$38,722

	Three Months Ended September 30,

	2002	2001

Semiconductor capital equipment	62%	47%
Data storage	7	10
Flat panel display	8	10
Advanced product applications	15	23
Customer service technical support	8	10

	100%	100%

     The following table summarizes annual percentage changes in net sales by customer type from the three-month period ended September 30, 2001 to the three-month period ended September 30, 2002:

Third Quarter 2002
Change from Third
Quarter 2001

Semiconductor capital equipment	143%
Data storage	22%
Flat panel display	44%
Advanced product applications	15%
Customer service technical support	60%
Total sales	83%

     Excluding Aera and Dressler, the increase in total sales from the third quarter of 2001 to the third quarter of 2002 would have been 42%. Excluding Aera and Dressler, the increase in sales specifically to the semiconductor capital equipment industry from the third quarter of 2001 to the third quarter of 2002 would have been 68%.

     Sales to the semiconductor capital equipment industry have softened and are expected to decrease in the fourth quarter of 2002.

     Applied Materials, Inc. is our largest customer and accounted for 28% of our sales for the three months ended September 30, 2002, and 18% of our sales for the three months ended September 30, 2001. No other customer accounted for more than 10% of our sales during these periods.

     The following tables summarize net sales and percentages of net sales by geographic region for the three-month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,

	2002	2001

	(In thousands)
United States and Canada	$40,758	$21,524
Europe	10,824	8,703
Asia Pacific	18,893	8,390
Rest of world	199	105

	$70,674	$38,722

	Three Months Ended September 30,

	2002	2001

United States and Canada	58%	56%
Europe	15	22
Asia Pacific	27	22
Rest of world	—	—

	100%	100%

     GROSS MARGIN

     Our gross margin was 37.6 % in the third quarter of 2002 and 28.5% in the third quarter of 2001. The increase in gross margin from the third quarter of 2001 to the third quarter of 2002 was due to higher absorption of manufacturing overhead and fixed costs resulting from the impact of higher sales. Historically, our margins have fluctuated significantly, and are expected to continue to fluctuate in the future. See our Special Note on Forward-Looking Statements and Critical Accounting Policies for a discussion of certain matters which may cause increases or decreases in our future gross margins.

     We recognized charges for warranty expense of $2.2 million in the third quarter of 2002 and $2.5 million in the third quarter of 2001. In 2001, we experienced higher than expected levels of warranty costs on certain new products that had been extensively redesigned. These products had technical problems that we were able to correct, and we took action to repair, rework, and in some cases, replace the products.

     Historically, price competition has not had a material sequential effect on margins. However, competitive pressures may produce a decline in average selling prices for certain products. Any decline in average selling prices not offset by reduced costs could result in declines in our gross margins.

     As the semiconductor capital equipment industry moves to 300mm equipment and smaller line widths, these technology changes require new products that we have developed or are developing. Typical of products early in their life cycle and at low production levels, these products have lower margins than our established products. Margins on these products may improve over time.

     RESEARCH AND DEVELOPMENT EXPENSES

     We believe continued investment in the research and development of new products and subsystems is critical to our ability to serve new and existing markets, develop new products and improve existing product designs to achieve our vision of convergent technologies. We continue to invest heavily in new product development, even during industry downturns, to be advantageously positioned for a turnaround in demand for old and new products, which often occurs during sudden and unpredictable industry upturns. Since our inception, all of our research and development costs have been expensed as incurred.

     Our research and development expenses were $12.2 million in the third quarter of 2002 and $11.0 million in the third quarter of 2001. This represents an increase of 11% from the third quarter of 2001 to the third quarter of 2002, and a 4% increase when excluding Aera and Dressler. As a percentage of sales, research and development expenses decreased from 28.3% in the third quarter of 2001 to 17.2% in the third quarter of 2002 primarily because of the higher sales base. Research and development expenses in the third quarter of 2002 included approximately $740,000 due to Aera and Dressler. We intend to maintain our spending on research and development at approximately $11.5 to $12 million during the fourth quarter of 2002.

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

     Our sales and marketing expenses were $9.7 million in the third quarter of 2002, including $3.0 million attributable to Aera and Dressler, and were $5.7 million in the third quarter of 2001. This represents a 71% increase from the third quarter of 2001 to the third quarter of 2002, and a 19% increase without the inclusion of Aera and Dressler. As a percentage of sales, sales and marketing expenses were 13.8% in the third quarter of 2002, down from 14.7% in the third quarter of 2001, primarily because of the higher sales base.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Our general and administrative expenses support our worldwide corporate legal, patent, tax, financial, administrative, information systems and human resources functions in addition to our general management and integration costs related to acquisitions. General and administrative expenses were $7.2 million in the third quarter of 2002, including $2.5 million attributable to Aera and Dressler, and were $4.8 million in the third quarter of 2001. This represents a 50% increase from the third quarter of 2001 to the third quarter of 2002, and a 2% decrease without the inclusion of Aera and Dressler. As a percentage of sales, general and administrative expenses decreased from 12.4% in the third quarter of 2001 to 10.3% in the third quarter of 2002 primarily because of the higher sales base.

     RESTRUCTURING CHARGES

     As part of our ongoing efforts to bring our operating costs in line with the current market environment, we recorded a charge of approximately $3.2 million in the third quarter of 2002 to close two facilities and implement headcount reductions of approximately 100 employees, or approximately 7% of our workforce. Our actions are expected to reduce our total cost of operations by approximately $4 million per quarter, beginning in the first quarter of 2003.

     LITIGATION DAMAGES AND EXPENSES

     During the second quarter of 2002, we recorded a charge of $5.3 million pertaining to damages awarded by a jury in a patent infringement case in which we were the defendant, and legal expenses related to the judgment. The Applied Science and Technology, or ASTeX, division of MKS Instruments, Inc. was the plaintiff in the case, which was tried in a Delaware court. Sales of the product in question have accounted for less than five percent of total sales since the product’s introduction, and approximately 2% of our consolidated sales for the nine months ended September 30, 2002. We have entered into a settlement agreement with MKS allowing us to sell the infringing product to our customer subsequent to the date of the jury award. Under the settlement agreement, royalties payable to MKS from the sales of the related product were approximately $230,000 in the quarter ended September 30, 2002.

     OTHER (EXPENSE) INCOME

     Other (expense) income consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.

     Interest income was approximately $749,000 in the third quarter of 2002 and $1.3 million in the third quarter of 2001. The decrease was due to lower interest rates in 2002 resulting from the Federal Reserve’s lowering of interest rates throughout 2001, and due to a lower level of investment in marketable securities resulting from our use of a portion of our cash reserves to acquire Aera in January 2002, Dressler in March 2002 and certain Symphony assets in 2002; to settle a patent infringement case in May 2002, and fund our operating losses for the nine months ended September 30, 2002.

     Interest expense consists principally of interest on our convertible subordinated notes, on borrowings under our bank credit and capital lease facilities and debt assumed with our acquisition of Aera. We also had a state government loan, which we repaid in December 2001. Interest expense was approximately $3.2 million in the third quarter of 2002 and $1.9 million in the third quarter of 2001. The increase of interest expense was primarily due to the higher level of debt resulting from our issuance of $125 million of convertible subordinated notes in August 2001, as well as debt assumed in the acquisition of Aera. Our weighted-average interest rate during the third quarter of 2002 was approximately 5.3%.

     Our foreign subsidiaries’ sales are primarily denominated in currencies other than the U.S. dollar. We recorded net foreign currency losses of $220,000 in the third quarter of 2002 and gains of $107,000 in the third quarter of 2001. Since 1997, we have entered into various foreign currency forward exchange contracts to mitigate currency fluctuations in the Japanese yen. We continue to evaluate various policies to minimize the effect of foreign currency fluctuations. During the third quarter of 2002, we significantly increased our use of foreign currency forward contracts. At September 30, 2002, our United States operation had a foreign currency forward contract outstanding to sell approximately $48.4 million (U.S. dollar equivalent) Japanese yen. Our Japanese operation had foreign currency forward contracts to sell $15.0 million and foreign currency forward contracts to purchase $3.5 million.

     BENEFIT FOR INCOME TAXES

     The income tax benefit for the third quarter of 2002 was $3.0 million and represented an effective rate of 35%. The income tax benefit for the third quarter of 2001 was $4.7 million and represented an effective rate of 38%. Changes in our relative earnings and the earnings of our foreign subsidiaries affect our consolidated effective tax rate. We adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities, and have adopted income tax planning strategies to reduce our worldwide income tax expense.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

     SALES

     Sales were $181.5 million in the first nine months of 2002 and $159.6 million in the first nine months of 2001, representing an increase of 14% from the first nine months of 2001 to the first nine months of 2002. Sales in the first nine months of 2002 included $36.7 million from Aera and Dressler.

     The following tables summarize net sales and percentages of net sales by customer type for the nine-month periods ended September 30, 2002 and 2001:

	Nine Months Ended September 30,

	2002	2001

	(In thousands)
Semiconductor capital equipment	$118,485	$96,876
Data storage	10,911	8,576
Flat panel display	9,885	14,167
Advanced product applications	27,267	28,357
Customer service technical support	14,906	11,631

	$181,454	$159,607

	Nine Months Ended September 30,

	2002	2001

Semiconductor capital equipment	65%	61%
Data storage	6	5
Flat panel display	5	9
Advanced product applications	16	18
Customer service technical support	8	7

	100%	100%

     Excluding Aera and Dressler, there would have been a decrease in total sales from the first nine months of 2001 to the first nine months of 2002 of 9%. The decrease in sales specifically to the semiconductor capital equipment industry from the first nine months of 2001 to the first nine months of 2002 would have been 13%.

     Applied Materials, Inc. is our largest customer and accounted for 29% of our sales for the nine months ended September 30, 2002, and 24% of our sales for the nine months ended September 30, 2001. No other customer accounted for more than 10% during these periods.

     The following tables summarize net sales and percentages of net sales by geographic region for the nine-month periods ended September 30, 2002 and 2001:

	Nine Months Ended September 30,

	2002	2001

	(In thousands)
United States and Canada	$113,495	$102,885
Europe	25,000	24,323
Asia Pacific	42,529	31,833
Rest of world	430	566

	$181,454	$159,607

	Nine Months Ended September 30,

	2002	2001

United States and Canada	63%	64%
Europe	14	15
Asia Pacific	23	21
Rest of world	—	—

	100%	100%

     GROSS MARGIN

     Our gross margin was 35.4% in the first nine months of 2002 and 31.4% in the first nine months of 2001. The year-over-year increase in gross margin was due to the inclusion in the 2001 period of a $7.1 million writedown related to the identification of excess and obsolete inventory and additional warranty provision recorded to reflect experience and anticipated incremental repairs and retrofits.

     We recognized charges for warranty expense of $6.0 million in the first nine months of 2002 and $7.9 million in the first nine months of 2001. In 2001, we experienced higher than expected levels of warranty costs on certain new products that had been extensively redesigned. These products had technical problems that we were able to correct, and we took action to repair, rework, and in some cases, replace the products.

     RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development expenses were $36.0 million in the first nine months of 2002 and $34.4 million in the first nine months of 2001. As a percentage of sales, research and development expenses decreased from 21.6% in the first nine months of 2001 to 19.9% in the first nine months of 2002, primarily because of the higher sales base. Research and development expenses in the first nine months of 2002 included approximately $1.9 million from Aera and Dressler.

     SALES AND MARKETING EXPENSES

     Our sales and marketing expenses were $25.2 million in the first nine months of 2002 and $18.3 million in the first nine months of 2001, an increase of 38%. As a percentage of sales, sales and marketing expenses increased from 11.5% in the first nine months of 2001 to 13.9% in the first nine months of 2002. This period over period increase was primarily due to our acquisitions of Aera and Dressler, which in the first nine months of 2002 recorded sales and marketing expenses of approximately $7.1 million.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Our general and administrative expenses were $21.1 million in the first nine months of 2002 and $16.6 million in the first nine months of 2001, an increase of 27%. As a percentage of sales, general and administrative expenses increased from 10.4% in the first nine months of 2001 to 11.6% in the first nine months of 2002. General and administrative expenses in the first nine months of 2002 included approximately $6.8 million from Aera and Dressler. The lower year-over-year spending excluding Aera and Dressler is due to expense reductions we implemented in 2001.

     RESTRUCTURING CHARGES

     As part of our ongoing efforts bring our operating costs in line with the current market environment, we recorded a charge of approximately $3.2 million in the third quarter of 2002 to close two facilities and implement headcount reductions of approximately 100 employees, or approximately 7% of our workforce. Our actions are expected to reduce our total cost of operations by approximately $4 million per quarter, beginning in the first quarter of 2003.

     In response to the downturn in the semiconductor capital equipment industry and the global economy, we recorded approximately $2.5 million and $614,000 of restructuring charges in the fourth and second quarters of 2001, respectively, primarily associated with reductions in force and the closure of three facilities.

     LITIGATION DAMAGES AND EXPENSES (RECOVERY)

     During the second quarter of 2002, we recorded a charge of $5.3 million pertaining to damages awarded by a jury in a patent infringement case in which we were the defendant, and legal expenses related to the judgment. The Applied Science and Technology, or ASTeX, division of MKS Instruments, Inc. was the plaintiff in the case, which was tried in a Delaware court. Sales of the product in question have accounted for less than five percent of total sales since the product’s introduction, and approximately 2% of our consolidated sales for the nine months ended September 30, 2002. We have entered into a settlement agreement with MKS allowing us to sell the infringing product to our customer subsequent to the date of the jury award. Under the settlement agreement, royalties payable to MKS from the sales of the related product were approximately $420,000 for the nine-month period ended September 30, 2002.

     In the first quarter of 2001, we received a $1.5 million settlement for recovery of legal expenses pertaining to a patent infringement suit in which we were the plaintiff.

     GOODWILL IMPAIRMENT

     During the second quarter of 2001, we terminated the operations of our Tower Electronics, Inc. subsidiary and our Fourth State Technology, or FST, product line, due to significant softening in the projected demand for these products. Revenue contributed by Tower and FST operations for 2001 and 2000 represented less than five percent of our total revenue in each of these years. As a result of these actions, estimated related future cash flows no longer supported the carrying amounts of related goodwill, and we recorded goodwill impairment charges of $5.4 million in 2001 related to Tower and FST.

     OTHER (EXPENSE) INCOME

     Interest income was $2.5 million in the first nine months of 2002 and $4.4 million in the first nine months of 2001. The decrease was due to lower interest rates in 2002 resulting from the Federal Reserve’s lowering of interest rates throughout 2001, and due to a lower level of investment in marketable securities resulting from our use of a portion of our cash reserves to acquire Aera in January 2002, Dressler in March 2002 and certain Symphony assets in 2002; to settle a patent infringement case in May 2002, and fund our operating losses for the nine months ended September 30, 2002.

     Interest expense was $9.7 million in the first nine months of 2002 and $4.4 million in the first nine months of 2001. The increase of interest expense was primarily due to the higher level of debt resulting from our issuance of $125 million of convertible subordinated notes in August 2001, as well as debt assumed in the acquisition of Aera.

     We recorded net foreign currency gains of $4.4 million in the first nine months of 2002, resulting primarily from a $4.6 million gain we recorded on the Japanese-yen denominated intercompany receivable discussed in Note 11. We recorded net foreign currency gains of $56,000 in the first nine months of 2001. See our comments above regarding our recent expanded use of foreign currency forward contracts to mitigate the variability in foreign currency gains and losses.

     BENEFIT FOR INCOME TAXES

     The income tax benefit for the first nine months of 2002 was $10.5 million and represented an effective rate of 35%. The income tax benefit for the first nine months of 2001 was $8.6 million and represented an effective rate of 34%. Changes in our relative earnings and the earnings of our foreign subsidiaries affect our consolidated effective tax rate. We adjust our income taxes periodically based upon the anticipated tax status of all foreign and domestic entities, and have adopted income tax planning strategies to reduce our worldwide income tax expense.

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

     Operating activities used cash of $16.9 million in the first nine months of 2002, primarily reflecting the impact on our net loss, adjusted for non-cash items and working capital changes. As part of this net cash used of $16.9 million, increases in accounts receivable and taxes receivable and decreases in inventories and accounts payable used cash of $10.0 million. Operating activities provided cash of $5.8 million in the first nine months of 2001, primarily reflecting the impact on net loss of non-cash items and impairments and decreases in accounts receivable and accounts payable and increases in inventories and taxes receivable of $6.4 million. We expect future receivable and inventory balances to fluctuate with net sales. Any increase in our inventory levels may require the use of cash to finance the inventory. Additionally, we may experience changes in our ability to timely collect payments from our customers because most of our customers experience the same volatility of the semiconductor capital equipment industry as we do.

     Investing activities provided cash of $26.8 million in the first nine months of 2002, and consisted of cash used for the acquisition of Aera for $35.7 million net of $8.3 million of cash acquired, the acquisition of Dressler for $16.1 million net of $680,000 of cash acquired, the acquisition of the minority interest of LITMAS for $400,000 in addition to stock of Advanced Energy valued at approximately $4.2 million, the purchase of property and equipment of $7.4 million and the purchase of other investments of $2.1 million, offset by the net sale of marketable securities of $88.4 million. Investing activities used cash of $12.9 million in the first nine months of 2001, and consisted of the acquisition of EMCO for $29.9 million net of $459,000 of cash acquired, the purchase of property and equipment of $10.8 million and the purchase of other investments and advances of $2.1 million, offset by the net sale of marketable securities of $29.9 million. Investing cash flows experience significant fluctuations from year to year as we buy and sell marketable securities, which we convert to cash to fund strategic investments, and as we transfer cash into marketable securities when we attain levels of cash that are greater than needed for current operations.

     Financing activities used cash of $4.8 million in the first nine months of 2002, and consisted primarily of net repayment of notes payable and capital lease obligations of $6.4 million, partially offset by proceeds from the exercise of employee stock options and sale of common stock through our employee stock purchase plan, or ESPP, of $1.6 million. Financing activities provided cash of $122.2 million in the first nine months of 2001, and consisted primarily of net proceeds from convertible debt of $121.25 million and proceeds from the exercise of employee stock options and sale of common stock through our ESPP of $3.0 million, partially offset by net repayment of notes payable and capital lease obligations of $2.1 million.

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

     As of September 30, 2002, we had working capital of $283 million, a decrease of $67 million from December 31, 2001. Our principal sources of liquidity consisted of $87 million of cash and cash equivalents and $102 million of marketable securities. We also have a $25 million revolving line of credit, none of which was outstanding at September 30, 2002. Advances under the line of credit bear interest at the prime rate (4.25% at November 8, 2002) minus 1%. Any advances under this revolving line of credit will be due and payable May 2003. In July and September 2002, we reduced our borrowing base by $6.4 million in connection with foreign currency forward contracts we entered into, providing us with net borrowing availability of approximately $18.6 million. We are subject to covenants on our line of credit that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends, and we are in compliance with all such covenants at September 30, 2002. As a result of our acquisition of Aera, we now have additional credit lines from several Japanese banks amounting to total availability of approximately $34 million. At September 30, 2002, we had approximately $27 million outstanding under these borrowings. These senior borrowings have interest rates ranging from 1.3% to 3.2%, and repayment dates ranging from the present through May 2007.

     We lease our executive offices and manufacturing facilities in Fort Collins, Colorado from two limited liability partnerships, whose ownership group includes two of our directors, one of whom is an officer, as well as unrelated third parties. The leases relating to these spaces expire in 2009, 2011 and 2016. Annual lease payments under these leases are approximately $2.2 million.

     We believe that our cash and cash equivalents, marketable securities, cash flow from operations and available borrowings, will be sufficient to meet our working capital needs for at least the next twelve months. After that time, we may require additional equity or debt financing to address our working capital, capital equipment or expansion needs. In addition, any significant acquisitions we make may require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us. In 2006, when our convertible subordinated notes become due, it is possible we may need substantial funds to repay such debt, which was $206.6 million at

September 30, 2002. Our 5.00% convertible subordinated notes of $125 million are due September 1, 2006, and our 5.25% convertible subordinated notes of $81.6 million are due November 15, 2006. Payment could occur if our stock price remains at low levels throughout this period, the prices at which we can effect conversion are not met in the market in which our stock is traded, and the holders of our notes choose not to otherwise convert. In such a situation there can be no assurance that we will be able to refinance the debt. In October 2002, we repurchased a portion of our outstanding 5.00% and 5.25% convertible subordinated notes on the open market. We may continue to purchase additional notes in the open market from time to time, if market conditions and our financial position are deemed favorable for such purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2002, our investments in marketable securities consisted primarily of commercial paper, municipal and state bonds and notes and institutional money markets. Our commercial paper consists of high credit quality, short-term money market preferreds, short-term bonds and tax-free auction rate securities with maturities or reset dates of 120 days or less. These securities are highly liquid. Earnings on our marketable securities are typically invested into similar securities. In the third quarter of 2002, the rates we earned on our marketable securities was approximately two percent on a before tax equivalent basis. Because the Federal Reserve repeatedly lowered interest rates throughout 2001, the interest rates we earned on our investments during the third quarter of 2002 were substantially lower when compared to the third quarter of 2001. This, in conjunction with using our available cash and cash reserves for operations and acquisitions, including the Aera, Dressler and Symphony acquisitions in early 2002, and patent infringement settlement in May 2002, has greatly reduced our recent and anticipated interest income.

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

     The interest rates on our Aera Japan subsidiary’s $34 million credit lines are variable and currently range from 1.3% to 3.2%. We believe a ten percent increase in the average interest rate on these instruments would not have a material effect on our financial position or results of operations.

Foreign Currency Exchange Rate Risk

     We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. During the third quarter of 2002, the U.S. dollar strengthened 2% against the Japanese yen and remained relatively stable against the euro. It is highly uncertain how currency exchange rates will fluctuate in the future. We have entered into various forward foreign-exchange contracts to mitigate against currency fluctuations in the Japanese yen. We will continue to evaluate various methods to minimize the effects of currency fluctuations when we translate the financial statements of our foreign subsidiaries into U.S. dollars. At September 30, 2002, we held a foreign currency forward exchange contract in the U.S. to mitigate the currency fluctuations from our 5.7 billion yen intercompany receivable due from our subsidiary, AE-Japan. Under this contract we will sell Japanese yen with dollar equivalent notional amounts of approximately $48.4 million, which at September 30, 2002 had market settlement amounts of approximately $47.1 million for an unrealized gain position of approximately $1.3 million. In Japan, we held foreign currency forward exchange contracts to sell U.S. dollars with notional and market amounts of approximately $15.0 million and contracts to purchase U.S. dollars with notional amounts of $3.5 million and September 30, 2002, market settlement amounts of approximately $3.4 million for an unrealized gain position of approximately $86,000.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our chief executive officer and chief financial officer, we have implemented controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information required to be disclosed by us in our Exchange Act reports, such as this Form 10-Q. Our disclosure controls and procedures include controls and procedures designed to ensure that material information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Within 90 days prior to the filing date of this report, our chief executive officer and chief financial officer evaluated our disclosure controls and procedures and concluded that they are effective. There have not been any significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are party to various legal proceedings relating to our business. We are not currently party to any material litigation, other than the litigation disclosed in our 2001 Annual Report on Form 10-K, filed March 25, 2002. There have not been any material developments in such litigation, except as follows:

     The patent infringement case against us, in which the Applied Science and Technology, or ASTeX, division of MKS Instruments, Inc. was the plaintiff, was tried in May 2002. The Federal court jury found that we had infringed MKS’s patent by manufacturing and selling our RAPID product. The jury awarded MKS damages of $4.2 million and affirmed the validity of the MKS patent, which is related to devices that disassociate gases for use in semiconductor processing applications. The RAPID product has represented less than five percent of our consolidated sales since the product’s introduction in late 2000 and approximately two percent of our consolidated sales for the nine months ended September 30, 2002. We have entered into a settlement agreement with MKS allowing us to sell the infringing product to our customer subsequent to the date of the jury award. Under the settlement agreement, we paid MKS $4.2 million. Royalties payable to MKS from sales of the related product were approximately $230,000 and $420,000 for the three- and nine-month periods ended September 30, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

3.1	Restated Certificate of Incorporation, as amended(1)

3.2	By-laws(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-26966), filed August 13, 2001.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(b)  Reports on Form 8-K

     We filed the following reports on Form 8-K during the third quarter of 2002:

(i)	Report on Form 8-K filed on July 16, 2002. The report provides under Item 4 information relating to the announcement that we had dismissed Arthur Andersen LLP as our independent accountant, and appointed KPMG LLP as our new independent accountant for the fiscal year ending December 31, 2002. The press release relating to the announcement is attached under Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC

/s/ Michael El-Hillow Michael El-Hillow Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 13, 2002

CERTIFICATIONS

I, Douglas S. Schatz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advanced Energy Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Douglas S. Schatz Douglas S. Schatz Chief Executive Officer, President and Chairman of the Board	November 13, 2002

I, Michael El-Hillow, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advanced Energy Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael El-Hillow Michael El-Hillow Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 13, 2002