Form 10-Q
period 2003-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2003-11-04
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number: 000-26966

ADVANCED ENERGY INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0846841 (I.R.S. Employer Identification No.)

1625 Sharp Point Drive, Fort Collins, CO (Address of principal executive offices)	80525 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No  [   ].

As of October 27, 2003, there were 32,341,482 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,004	$70,188
Marketable securities	103,376	102,159
Accounts receivable, net	53,967	43,885
Income tax receivable	14,089	14,720
Inventories	58,579	57,306
Other current assets	6,727	6,828
Deferred income tax assets, net	—	17,510

Total current assets	269,742	312,596

PROPERTY AND EQUIPMENT, net	43,426	41,178

OTHER ASSETS:
Deposits and other	5,451	5,181
Goodwill and intangibles, net	87,051	86,601
Demonstration and customer service equipment, net	4,250	6,086
Deferred debt issuance costs, net	3,266	4,091

Total assets	$413,186	$455,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$21,023	$16,055
Accrued payroll and employee benefits	9,590	9,348
Other accrued expenses	18,000	19,964
Acquisition related escrow	—	1,675
Customer deposits and deferred revenue	1,385	77
Capital lease obligations, current portion	98	691
Senior borrowings, current portion	12,784	14,506
Accrued interest payable on convertible subordinated notes	1,810	2,338

Total current liabilities	64,690	64,654

LONG-TERM LIABILITIES:
Capital leases, net of current portion	841	669
Senior borrowings, net of current portion	6,665	9,996
Deferred income tax liabilities, net	3,777	8,663
Convertible subordinated notes payable	187,718	187,718
Other long-term liabilities	697	694

	199,698	207,740

Total liabilities	264,388	272,394

STOCKHOLDERS’ EQUITY	148,798	183,339

Total liabilities and stockholders’ equity	$413,186	$455,733

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,

	2003	2002
	(Unaudited)	(Unaudited)

SALES	$68,567	$70,674
COST OF SALES	45,474	44,074

Gross profit	23,093	26,600

OPERATING EXPENSES:
Research and development	12,979	12,185
Sales and marketing	7,329	9,738
General and administrative	6,340	7,245
Restructuring charges	1,011	3,220
Intangible asset impairment	1,175	—

Total operating expenses	28,834	32,388

LOSS FROM OPERATIONS	(5,741)	(5,788)

OTHER INCOME (EXPENSE):
Interest income	358	749
Interest expense	(2,817)	(3,164)
Foreign currency gain (loss)	290	(220)
Other expense, net	(92)	(162)

	(2,261)	(2,797)

Loss before income taxes	(8,002)	(8,585)
(PROVISION) BENEFIT FOR INCOME TAXES	(19,436)	3,005

NET LOSS	$(27,438)	$(5,580)

BASIC AND DILUTED LOSS PER SHARE	$(0.85)	$(0.17)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,286	32,073

	Nine Months Ended September 30,

	2003	2002
	(Unaudited)	(Unaudited)

SALES	$187,671	$181,454
COST OF SALES	126,355	117,168

Gross profit	61,316	64,286

OPERATING EXPENSES:
Research and development	38,897	36,020
Sales and marketing	23,920	25,201
General and administrative	17,487	21,073
Litigation damages and expenses	—	5,313
Restructuring charges	3,288	3,220
Intangible asset impairment	1,175	—

Total operating expenses	84,767	90,827

LOSS FROM OPERATIONS	(23,451)	(26,541)

OTHER INCOME (EXPENSE):
Interest income	1,322	2,465
Interest expense	(8,443)	(9,652)
Foreign currency gain	299	4,387
Other expense, net	(529)	(570)

	(7,351)	(3,370)

Loss before income taxes	(30,802)	(29,911)
(PROVISION) BENEFIT FOR INCOME TAXES	(11,000)	10,469

NET LOSS	$(41,802)	$(19,442)

BASIC AND DILUTED LOSS PER SHARE	$(1.30)	$(0.61)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,217	31,994

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2003	2002
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,802)	$(19,442)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	17,630	13,924
Amortization of deferred debt issuance costs	824	1,005
Amortization of deferred compensation	363	393
Provision (benefit) for deferred income taxes	8,956	(1,352)
Unrealized loss (gain) on foreign currency forward contracts	57	(1,394)
Loss on disposal of property and equipment	1,882	329
Impairment of marketable security	175	—
Impairment of intangible asset	1,175	—
Changes in operating assets and liabilities (net of assets and liabilities acquired) –
Accounts receivable, net	(9,347)	(10,009)
Inventories	(2,100)	(579)
Other current assets	784	(462)
Deposits and other	1,066	272
Demonstration and customer service equipment	(2,945)	(2,028)
Trade accounts payable	4,451	7,643
Accrued payroll and employee benefits	25	269
Customer deposits and other accrued expenses	(1,475)	(136)
Income taxes payable/receivable, net	774	(4,911)
Unrealized gain on intercompany foreign currency loan	—	(3,695)

Net changes in operating assets and liabilities (net of assets and liabilities acquired)	(8,767)	(13,636)

Net cash used in operating activities	(19,507)	(20,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,004)	(1,990)
Sale of marketable securities	—	90,420
Proceeds from sale of assets	4,793	—
Purchase of property and equipment	(15,618)	(7,272)
Purchase of investments and advances	(400)	(1,997)
Acquisition of Aera Japan Limited, net of cash acquired	—	(35,689)
Acquisition of Dressler HF Technik GmbH, net of cash acquired	(1,675)	(14,395)
Acquisition of interest of LITMAS, net of cash acquired	—	(400)

Net cash (used in) provided by investing activities	(13,904)	28,677

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and capital lease obligations	(6,765)	(6,382)
Proceeds from exercise of stock options and other awards	1,860	1,623

Net cash used in financing activities	(4,905)	(4,759)

EFFECT OF CURRENCY TRANSLATION ON CASH	1,132	1,553

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,184)	5,298
CASH AND CASH EQUIVALENTS, beginning of period	70,188	81,955

CASH AND CASH EQUIVALENTS, end of period	$33,004	$87,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,606	$9,123

Cash paid (received) for income taxes, net	$345	$(2,398)

Assets sold for note receivable	$1,538	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying interim unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at September 30, 2003 and December 31, 2002, and the results of their operations for the three- and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002.

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The financial statements should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 27, 2003.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying footnotes. Actual results could differ materially from those estimates.

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

     Goodwill and other intangibles consisted of the following as of December 31, 2002:

			Cumulative
	Original		Effect of		Weighted-
	Gross		Changes in		average
	Carrying	Accumulated	Exchange	Net Carrying	Useful Life
	Amount	Amortization	Rates	Amount	(Years)

		(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$9,378	$(3,715)	$937	$6,600	6
Contract-based	9,210	(3,634)	936	6,512	4
Other	8,500	(537)	1,298	9,261	17

Total amortizable intangibles	27,088	(7,886)	3,171	22,373	10

Goodwill	58,629	—	5,599	64,228

Total goodwill and intangibles	$85,717	$(7,886)	$8,770	$86,601

     Goodwill and other intangibles consisted of the following as of September 30, 2003:

			Cumulative
	Original		Effect of		Weighted-
	Gross		Changes in		average
	Carrying	Accumulated	Exchange	Net Carrying	Useful Life
	Amount	Amortization	Rates	Amount	(Years)

		(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,304	$(3,526)	$1,303	$5,081	6
Contract-based	9,210	(5,292)	1,419	5,337	4
Other	8,500	(1,178)	1,952	9,274	17

Total amortizable intangibles	25,014	(9,996)	4,674	19,692	10

Goodwill	58,629	—	8,730	67,359

Total goodwill and intangibles	$83,643	$(9,996)	$13,404	$87,051

     Aggregate amortization expense related to other intangibles for the three-month periods ended September 30, 2003 and 2002 was approximately $1.1 million and $1.6 million, respectively, and approximately $3.5 million for the nine-month periods ended September 30, 2003 and 2002. Estimated amortization expense related to the Company’s acquired intangibles fluctuates with changes in foreign currency exchange rates between the U.S. dollar and the Japanese yen and the euro. Estimated amortization expense for each of the five years 2004 through 2008 is as follows:

(In thousands)
2004	$4,050
2005	4,050
2006	2,164
2007	840
2008	676

     During the third quarter of 2003, the Company determined that one of its mass flow controller products would require a significant technological investment in order to conform to changing customer technologies which would enable it to be accepted by the semiconductor capital equipment industry. As a result, the Company performed an assessment of the carrying value of the related intangible asset. This assessment consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. The Company estimated the intangible asset’s fair value using a cash flow model assuming the technological investment was made, discounted at discount rates consistent with the risk of the related cash flows, and applying a hypothetic royalty rate to the projected revenue stream. Based on this analysis the Company determined that the fair value of the intangible asset was minimal and recorded an impairment of the carrying value of approximately $1.2 million, which has been reported as an intangible asset impairment in the accompanying condensed consolidated financial statements.

     FOREIGN CURRENCY TRANSLATION — The functional currency of the Company’s foreign subsidiaries is their local currency. Assets and liabilities of international subsidiaries are translated to U.S. dollars at period-end exchange rates, and statement of operations activity and cash flows are translated at average exchange rates during the period. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

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

     The Company recognized gains on foreign currency transactions of approximately $290,000 and $299,000 for the three- and nine-month periods ended September 30, 2003, respectively. In the second quarter of 2002, the Company recognized a net foreign currency gain of approximately $4.5 million, the majority of which was related to an intercompany loan of Japanese yen (which was settled in January 2003) that Advanced Energy U.S. made to its subsidiary Advanced Energy Japan K.K. (“AE-Japan”) (which has a functional currency of yen) for the purpose of effecting the acquisition of Aera. The loan was transacted in the first quarter of 2002, for approximately 5.7 billion yen (approximately $44 million based on an exchange rate of 130:1). During the first quarter of 2002, the exchange rate between the U.S. dollar and the Japanese yen remained relatively stable, and an immaterial loss was recorded related to this intercompany loan. During the second quarter of 2002, the U.S. dollar weakened significantly against the yen to approximately 119:1, resulting in a gain of approximately $4.6 million.

     REVENUE RECOGNITION — The Company generally recognizes revenue upon shipment of its products and spare parts, at which time title passes to the customer, as its shipping terms are FOB shipping point, the price is fixed and collectibility is reasonably assured. Generally, the Company does not install its products. In certain limited instances, some customers have negotiated product acceptance provisions relative to specific orders. Under these circumstances the Company defers revenue recognition until the related acceptance provisions have been satisfied. Revenue deferrals are reported as customer deposits and deferred revenue in the accompanying condensed consolidated balance sheets.

     In certain instances, the Company requires its customers to pay for a portion or all of their purchases prior to the Company building or shipping these products. Cash payments received prior to shipment are recorded as customer deposits and deferred revenue in the accompanying balance sheets, and then recognized as revenue upon shipment of the products. The Company does not offer price protection to its customers or allow returns, unless covered by the Company’s normal policy for repair of defective products.

     The Company has an arrangement with one of its major customers, a semiconductor capital equipment manufacturer, in which completed products are shipped to the customer and held by it in its warehouse. The customer draws products from this inventory as needed, at which time title passes to the customer and the Company recognizes revenue. The customer is subject to the Company’s normal warranty policy for repair of defective products.

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

     INCOME TAXES — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. During the third quarter of 2003, the Company recorded a valuation allowance of $22.4 million against all of its United States and foreign net deferred tax assets in jurisdictions where the Company has recognized significant operating losses. This valuation allowance was recorded because the Company has incurred significant operating losses in 2001, 2002 and year-to-date through September 30, 2003. Given such experience, and along with continuing volatility in our customers’ industries, management could not conclude that it was more likely than not that the net deferred tax asset would be realized. While there are indications that the industries in which the Company operates may improve in 2004 and 2005, these indications have not yet resulted in a substantial increase in orders from the Company’s customers. Accordingly, the Company’s management, in accordance with SFAS No. 109, in evaluating the recoverability of the net deferred tax asset, placed greater weight on the Company’s historical results as compared to projections regarding future taxable income. If the Company generates future taxable income, in the appropriate tax jurisdiction, against which these tax attributes may be applied, some portion or all of the valuation allowance will be reversed and a corresponding reduction in income tax expense will be reported in future periods.

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

     Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” This statement addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations, however expense recognition of certain restructuring activities in 2003 have been reported in later periods under SFAS No. 146 than would have been the case under EITF Issue No. 94-3.

     At the end of 2002, the Company announced major changes in its operations to occur through the end of 2003. These included establishing a new manufacturing facility in China, consolidating worldwide sales forces, a move to Tier 1 suppliers, primarily in Asia, and the intention to close or sell certain facilities.

     Associated with the above plan, the Company recognized charges of approximately $1.0 million in the third quarter of 2003 that consisted primarily of the recognition of expense for involuntary employee termination benefits associated with the Company’s second quarter headcount reduction, asset impairments incurred as a result of exiting its Longmont, Colorado manufacturing facilities, and the involuntary termination of 20 employees in the third quarter of 2003.

     In the second quarter of 2003, the Company recognized charges that consisted primarily of the involuntary termination of 55 manufacturing and administrative personnel in the Company’s U.S. operations. Certain of the employees were terminated and paid prior to the end of the second quarter of 2003, which resulted in restructuring charges totaling approximately $768,000 for the three months ended June 30, 2003. In addition, certain employees were required to render service beyond a minimum retention period (generally 60 days). In accordance with SFAS No. 146, the Company measured the termination benefits at the communication date, but approximately $170,000 was recognized as expense during the third quarter of 2003, and approximately $170,000 will be recognized as expense in the fourth quarter of 2003 as these employees complete their service requirement.

     The Company also recorded charges totaling approximately $1.5 million in the first quarter of 2003 primarily associated with manufacturing and administrative personnel headcount reductions in the Company’s Japanese operations. In accordance with Japanese labor regulations the Company offered voluntary termination benefits to all of its Japanese employees. The voluntary termination benefits were accepted by 36 employees prior to March 31, 2003, with termination dates in the second quarter of 2003. All termination benefits were paid in the second quarter of 2003.

     At September 30, 2003, outstanding liabilities related to the 2003 and 2002 restructuring charges were approximately $3.2 million. At December 31, 2002, outstanding liabilities related to the 2002 restructuring charges were approximately $6.0 million. Liabilities for restructuring charges are reported as part of other accrued expenses on the accompanying condensed consolidated balance sheets.

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

     The following table summarizes the components of the restructuring charges, the payments and non-cash charges, and the remaining accrual as of September 30, 2003:

	Employee
	Severance and	Facility	Total
	Termination	Closure	Restructuring
	Costs	Costs	Charges

		(In thousands)
Accrual balance December 31, 2001	$965	$462	$1,427
Third quarter 2002 restructuring charge	1,033	2,187	3,220
Payments in the first nine months of 2002	(1,424)	(408)	(1,832)

Accrual balance September 30, 2002	574	2,241	2,815
Fourth quarter 2002 restructuring charge	2,021	3,819	5,840
Payments in the fourth quarter of 2002	(988)	(1,678)	(2,666)

Accrual balance December 31, 2002	1,607	4,382	5,989
First quarter 2003 restructuring charge	1,509	—	1,509
Second quarter 2003 restructuring charge	670	98	768
Third quarter 2003 restructuring charge	704	307	1,011
Payments in the first nine months of 2003	(4,193)	(1,916)	(6,109)

Accrual balance September 30, 2003	$297	$2,871	$3,168

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

     The 2003 Plan provides for the issuance of up to 3,250,000 shares of common stock. Shares may be issued under the 2003 Plan on exercise of incentive stock options or non-qualified stock options granted under the 2003 Plan or as restricted stock awards. Stock appreciation rights may also be granted under the 2003 Plan, and the shares represented by the stock appreciation rights will be deducted from shares issuable under the 2003 Plan. The exercise price of incentive stock options and non-qualified stock options may not be less than the market value of the Company’s common stock on the date of grant. The Company has the discretion to determine the vesting period of options granted under the 2003 Plan, however option grants will generally vest over four years, contingent upon the optionee continuing to be an employee, director or consultant of the Company. As of September 30, 2003, 2,732,000 shares of common stock were available for grant under this plan. The Company’s 1995 Employee Stock Option Plan terminated upon stockholder approval of the 2003 Plan, however existing stock options outstanding under the 1995 Employee Stock Option Plan remain outstanding according to their original terms.

     The 2003 Directors’ Plan provides for the issuance of up to 150,000 shares of common stock on exercise of non-qualified stock options granted under the 2003 Directors’ Plan. The exercise price of options granted under the 2003 Directors’ Plan may not be less than the market value of the Company’s common stock on the date of grant. Non-employee directors are automatically granted an option to purchase 15,000 shares on the first date elected or appointed as a member of the Company’s board, and 5,000 shares on any date re-elected as a member of the board. Options granted on the date first elected or appointed as a member of the Company’s board immediately vest as to one-third of the shares subject to the grant, then another one-third on each of the first two anniversaries of the date granted, provided the optionee continues to be a director. Options granted upon re-election are immediately exercisable. As of September 30, 2003, 125,000 shares of common stock were available for grant under this plan. The Company’s Non-Employee Directors Stock Option Plan terminated upon stockholder approval of the 2003

Directors’ Plan, however existing stock options outstanding under the Non-Employee Directors Stock Option Plan remain outstanding according to their original terms.

     The Company’s ESPP was amended to increase the number of common shares reserved for issuance under the plan from 200,000 shares to 400,000 shares. At September 30, 2003, approximately 185,000 shares remained available for future issuance.

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. With the exception of certain options granted in 1999 and 2000 by a shareholder of Sekidenko prior to its acquisition by the Company (which was accounted for as a pooling of interests), all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, no stock-based compensation cost is reflected in the Company’s net loss.

     Had compensation cost for the Company’s plans been determined consistent with the fair value-based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss would have increased to the following adjusted amounts:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(Unaudited)
	(In thousands, except per share data)
Net loss:
As reported	$(27,438)	$(5,580)	$(41,802)	$(19,442)
Adjustment for stock-based compensation determined under fair value based method for all awards, net of related tax effects	(2,562)	(2,875)	(8,003)	(7,558)
Less: Compensation expense recognized in net loss	74	82	226	246

As adjusted	$(29,926)	$(8,373)	$(49,579)	$(26,754)

Basic and diluted loss per share:
As reported	$(0.85)	$(0.17)	$(1.30)	$(0.61)
As adjusted	(0.93)	(0.26)	(1.54)	(0.84)

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

     For SFAS No. 123 purposes, the fair value of each option grant and purchase right granted under the ESPP are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

OPTIONS:
Risk-free interest rates	2.87%	3.81%	2.89%	4.19%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	86.95%	88.05%	87.24%	87.71%
ESPP:
Risk-free interest rates	1.10%	1.91%	1.39%	1.99%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	71.92%	88.00%	81.49%	88.00%

     Based on the Black-Scholes option pricing model, the weighted-average estimated fair value of employee stock option grants was $14.89 and $14.01 for the three months ended September 30, 2003 and 2002, respectively, and was $9.59 and $20.42 for the nine months ended September 30, 2003 and 2002, respectively. The weighted-average estimated fair value of purchase rights granted under the ESPP was $4.74 and $12.72 for the three months ended September 30, 2003 and 2002, respectively, and was $4.71 and $10.87 for the nine months ended September 30, 2003 and 2002, respectively.

     EARNINGS PER SHARE — Basic (loss) earnings per share (“EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable, options and warrants) had been converted to such common shares, and if such assumed conversion is dilutive. Due to the Company’s net loss for the three- and nine- month periods ended September 30, 2003 and 2002, basic and diluted EPS are the same, as the assumed conversion of all potentially dilutive securities would be anti-dilutive. Potential shares of common stock issuable under options and warrants for common stock at September 30, 2003 and 2002 were approximately 4.1 million and 3.3 million, respectively. Potential shares of common stock issuable upon conversion of the Company’s convertible subordinated notes payable were approximately 5.4 million and 5.8 million, respectively.

     DERIVATIVE INSTRUMENTS — The Company, including its subsidiaries, enters into foreign currency forward contracts with counterparties to mitigate foreign currency exposure from foreign currency denominated trade purchases and intercompany receivables and payables. These derivative instruments are not held for trading or speculative purposes.

     To the extent that changes occur in currency exchange rates, the Company is exposed to market risk on its open derivative instruments. This market risk exposure is generally offset by the gain or loss recognized upon the translation of its intercompany payables and receivables. Foreign currency forward contracts are entered into with major commercial U.S., Japanese and German banks that have high credit ratings, and the Company does not expect the counterparties to fail to meet their obligations under outstanding contracts. Foreign currency gains and losses under these arrangements are not deferred. The Company generally enters into foreign currency forward contracts with maturities ranging from one to eight months, with contracts outstanding at September 30, 2003 maturing through February 2004. The Company did not seek specific hedge accounting treatment for its foreign currency forward contracts.

     The Company’s subsidiary AE-Japan enters into foreign currency forward contracts to buy U.S. dollars to mitigate currency exposure from its payable position arising from trade purchases and intercompany transactions with its parent. At September 30, 2003, AE-Japan held foreign currency forward contracts with notional amounts of $6.5 million and market settlement amounts of $6.8 million for an unrealized loss position of approximately $300,000 that has been included in foreign currency gain (loss) in the accompanying condensed consolidated statements of operations.

     During 2003, the Company’s subsidiary Advanced Energy Industries GmbH (“AE-Germany”) entered into foreign currency forward contracts to buy U.S. dollars to mitigate currency exposure from its payable position arising from trade purchases and intercompany transactions with its parent. At September 30, 2003, AE-Germany held foreign currency forward contracts with notional amounts of $400,000 and market settlement amounts of $409,000 for an unrealized loss position of approximately $9,000 that has been included in foreign currency gain (loss) in the accompanying condensed consolidated statements of operations.

     NEW ACCOUNTING PRONOUNCEMENTS — In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all financial instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position or results of operations.

     In January 2003 the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statements with its own. FIN No. 46 is effective immediately for all variable interest entities created after January 31, 2003, and is effective for all variable interest entities created prior to that date beginning January 1, 2004. The adoption of FIN No. 46 did not, nor is it expected to, have a material impact on the Company’s financial position or results of operations.

     In November 2002 the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting, and addressing the allocation of consideration among determined separate units of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into by the Company beginning July 1, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s financial position or results of operations.

     In November 2002 the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). This interpretation requires a liability to be recognized at the time a company issues a guarantee for the fair value of obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in interim and annual financial statements, including a roll forward of a company’s product warranty liabilities. The disclosure provisions of FIN No. 45 were effective for the Company as of December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

     In April 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company adopted the provisions of SFAS No. 145 on January 1, 2003. The adoption of this Statement will require the Company to reclassify its pretax extraordinary gain of $4,223,000 recorded during the fourth quarter of 2002 to income from continuing operations in the Company’s 2003 Annual Report on Form 10-K, and in future filings.

     RECLASSIFICATIONS — Certain prior period amounts have been reclassified to conform to the current period presentation.

(2) ACQUISITIONS

     LITMAS — During 1998 the Company acquired a 29% ownership interest in LITMAS, a privately held, North Carolina-based early-stage company that designed and manufactured plasma gas abatement systems and high-density plasma sources. The purchase price consisted of $1 million in cash. On October 1, 1999, the Company acquired an additional 27.5% interest in LITMAS for an additional $560,000. The purchase price consisted of $385,000 in the Company’s common stock and $175,000 in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $523,000 allocated to intangible assets as goodwill. The results of operations of LITMAS have been consolidated in the Company’s consolidated financial statements from the date the controlling interest of 56.5% was acquired. On October 1, 2000, the Company acquired an additional 3.0% interest in LITMAS for an additional $250,000, bringing the Company’s ownership interest in LITMAS to 59.5%. On April 2, 2002, the Company completed its acquisition of the 40.5% of LITMAS that it did not previously own, by issuing approximately 120,000 shares of the Company’s common stock valued at approximately $4.2 million, and approximately $400,000 of cash. The acquisition of the remaining minority interest in LITMAS resulted in approximately $5 million of additional goodwill. In the fourth quarter of 2002, the Company reviewed this asset for impairment under the provisions of SFAS No. 142. Based on this evaluation, an impairment was not indicated. The Company will continue to review this asset in the future for impairment.

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

$16,750

     The excess purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill and intangibles (see Note 1). In the fourth quarter of 2002, the Company reviewed these assets for impairment under the provisions of SFAS No. 142. Based on this evaluation, an impairment was not indicated. The Company will continue to review these assets in the future for impairment. The Company recognized approximately $1.8 million and $450,000 of amortization expense related to these amortizable intangibles acquired from Dressler in the nine-month periods ended September 30, 2003 and 2002, respectively.

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

     AERA — On January 18, 2002, the Company completed its acquisition of Aera Japan Limited (“Aera”), a privately held Japanese corporation. The Company effected the acquisition through its wholly owned subsidiary, AE-Japan, which purchased all of the outstanding stock of Aera. The aggregate purchase price paid by AE-Japan was 5.73 billion Japanese yen (approximately $44 million, based upon an exchange rate of 130:1), which was funded from the Company’s available cash. In connection with the acquisition, AE-Japan assumed approximately $34 million of Aera’s debt. Aera, which is headquartered in Hachioji, Japan, has manufacturing facilities there and manufacturing, sales and service offices in Kirchheim, Germany; and Bundang, South Korea; and sales and service offices in Dresden, Germany and Edinburgh, Scotland. In response to the continuing downturn in the semiconductor capital equipment industry and as a result of the ongoing execution of the Company’s strategy, the Company closed its Edinburgh, Scotland facility during the third quarter of 2003, and plans to close its Kirchheim, Germany facility later in 2003. Aera supplies the semiconductor capital equipment industry with product lines that include digital mass flow controllers, pressure-based mass flow controllers, liquid mass flow controllers, ultrasonic liquid flow meters and liquid vapor delivery systems.

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

$43,965

     There were no transactions between the Company and Aera prior to the combination. The excess purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill and intangibles (see Note 1). In the fourth quarter of 2002, the Company reviewed these assets for impairment under the provisions of SFAS No. 142. Based on this evaluation, an impairment was not indicated. The Company will continue to review these assets in the future for impairment. The Company recognized approximately $1.1 million and $2.2 million of amortization expense related to the amortizable intangibles acquired from Aera in the nine-month periods ended September 30, 2003 and 2002, respectively.

     Had the acquisitions of Aera and Dressler occurred on January 1, 2002, the pro forma, unaudited, combined results of operations for the Company, Aera and Dressler for the nine-month period ended September 30, 2002 would not have differed materially from the reported results of operations for the Company.

(3) MARKETABLE SECURITIES

     MARKETABLE SECURITIES consisted of the following:

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Unaudited)

	(In thousands)
Commercial paper	$82,636	$65,250
Municipal bonds and notes	18,500	34,100
Institutional money markets	2,240	2,809

Total marketable securities	$103,376	$102,159

     These marketable securities are stated at period end market value. The commercial paper consists of high credit quality, short-term preferreds with maturities or reset dates of approximately 120 days.

(4) ACCOUNTS RECEIVABLE

     ACCOUNTS RECEIVABLE consisted of the following:

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Unaudited)

	(In thousands)
Domestic	$14,169	$16,475
Foreign	39,083	27,378
Allowance for doubtful accounts	(2,508)	(3,056)

Trade accounts receivable	50,744	40,797
Other	3,223	3,088

Total accounts receivable	$53,967	$43,885

(5) INVENTORIES

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of cost or market, computed on a first-in, first-out basis and are presented net of reserves for obsolete and excess inventory. Inventory is written down or written off when it becomes obsolete, generally because of engineering changes to a product or discontinuance of a product line, or when it is deemed excess. These determinations involve the exercise of significant judgment by management, and as demonstrated in recent periods, demand for the Company’s products is volatile and changes in expectations regarding the level of future sales can result in substantial charges against earnings for obsolete and excess inventory. Inventories consisted of the following:

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Unaudited)

	(In thousands)
Parts and raw materials	$42,680	$40,147
Work in process	4,142	4,435
Finished goods	11,757	12,724

Total inventories	$58,579	$57,306

(6) STOCKHOLDERS’ EQUITY

     COMPREHENSIVE LOSS for the Company consists of net loss, foreign currency translation adjustments and net unrealized holding gains (losses) on available-for-sale marketable investment securities as presented below:

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002
	(Unaudited)	(Unaudited)

	(In thousands)
Net loss, as reported	$(41,802)	$(19,442)
Adjustment to arrive at comprehensive net loss, net of taxes:
Unrealized holding gain (loss) on available-for-sale marketable securities	1,025	(2,480)
Cumulative translation adjustments	4,014	2,855

Comprehensive net loss	$(36,763)	$(19,067)

     STOCKHOLDERS’ EQUITY consisted of the following (in thousands, except par value):

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Unaudited)

Common stock, $0.001 par value, 70,000 shares authorized, 32,337 and 32,140 shares issued and outstanding, respectively	$32	$32
Additional paid-in capital	140,288	138,429
Retained earnings	2,391	44,193
Deferred compensation	(179)	(542)
Unrealized holding gains (losses) on available-for-sale securities, net of tax	992	(33)
Cumulative translation adjustments, net of tax	5,274	1,260

Total stockholders’ equity	$148,798	$183,339

(7) CONVERTIBLE SUBORDINATED NOTES PAYABLE

     The Company has approximately $121.5 million of 5.00% convertible subordinated notes outstanding (“5.00% Notes”). These notes mature September 1, 2006, with interest payable on March 1st and September 1st of each year beginning March 1, 2002. At September 30, 2003, approximately $500,000 of interest expense related to the 5.00% Notes was accrued as a current liability.

     The Company has approximately $66.2 million of 5.25% convertible subordinated notes outstanding (“5.25% Notes”). These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year beginning May 15, 2000. At September 30, 2003, approximately $1.3 million of interest expense related to the 5.25% Notes was accrued as a current liability.

(8) COMMITMENTS AND CONTINGENCIES

     GUARANTEES — The Company offers warranty coverage for its products for periods ranging from 12 to 60 months after shipment, with the majority of its products ranging from 18 to 24 months. The Company estimates the anticipated costs of repairing products under warranty based on the historical cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. The Company’s determination of the appropriate level of warranty accrual is subjective and based on estimates. Estimated warranty costs are recorded at the time of sale of the related product, are adjusted as appropriate and are considered a cost of sales.

     The following summarizes the activity in the Company’s warranty reserves during the nine-month period ended September 30, 2003:

	Balance at	Additions		Balance at
	Beginning of	Charged		End of
	Period	to Expense	Deductions	Period

(In thousands)
Reserve for warranty obligations	$9,402	$6,970	$(9,403)	$6,969

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

     In May 2002, the Company recognized approximately $5.3 million of litigation damages and related legal expenses pertaining to a judgment entered by a jury against the Company and in favor of MKS Instruments, Inc. (“MKS”) in a patent-infringement suit in which the Company was the defendant. The Company has entered into a settlement agreement with MKS allowing it to sell the infringing product subsequent to the date of the jury award. The settlement agreement is in effect until all patents subject to the litigation expire. Under the settlement agreement, royalties payable to MKS from sales of the licensed product were not material in any period presented.

     In April 2003, the Company filed a claim in the United States District Court for the District of Colorado seeking a declaratory ruling that its new plasma source products Xstream™ With Active Matching Network™ (“Xstream Products”) are not in violation of U.S. Patents held by MKS. In May 2003, MKS filed a patent infringement suit against the Company in the United States District Court in Wilmington,

Delaware, alleging that the Company’s Xstream Products infringe five patents held by MKS. The Company believes that the Delaware court, in its May 2002 judgment in prior litigation between the Company and MKS, clearly defined the limits of the MKS technology. The Company specifically designed its Xstream Products not to infringe MKS’s patents, with the advice of a team of independent experts. The Company intends to pursue its declaratory ruling and defend vigorously against the MKS complaint.

(9) SUPPLEMENTAL CASH FLOW DISCLOSURES

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

     In the fourth quarter of 2002 the Company announced plans to consolidate certain manufacturing facilities. In the third quarter 2003, the Company finalized the sale of its Longmont, Colorado facility for approximately $2.0 million in cash. The building and land had a carrying value of approximately $2.2 million, resulting in a loss of approximately $200,000 which has been recorded as restructuring expense in the accompanying condensed consolidated financial statements.

(10) SUBSEQUENT EVENT

     As part of the Company’s previously announced strategy to reduce its operating breakeven point, the Company made a strategic decision in the fourth quarter of 2003, to close its Voorhees, New Jersey manufacturing and design facility and transfer its operations to Fort Collins, Colorado. The Company expects to complete this closure in the first quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements

     The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. We assume no obligation to update any forward-looking statements or the reasons why our actual results might differ.

Risk and Uncertainties

     We have invested significant human and financial resources to establish a China-based manufacturing facility and transition our supply base to Tier 1 Asian suppliers.

     As part of our strategy to reduce our operating cash flow breakeven point to a quarterly revenue level of approximately $60 million we are relying on lower labor and component costs associated with our new China-based manufacturing facility and transition to Tier 1 Asian suppliers. This strategy involves significant risks including:

•	our customers may not accept products manufactured at our Chinese facility;

•	our customers have strict “copy exact” requirements which may delay or prevent acceptance of lower cost components from Tier 1 Asian suppliers;

•	we may not be able to successfully comply with China’s strict governmental regulations;

•	we may not be able to attract and retain key personnel in our Chinese facility;

•	we may incur significant costs to test and repair products manufactured in our China facility to mitigate the risk of shipping lower quality products to our customers;

•	the Chinese government may allow the yuan to float against the U.S. dollar, which could significantly increase our operating costs;

•	disruption of our United States employee base.

     The occurrence of any of theses factors among others could significantly impact our goal to reduce our operating cash flow breakeven point, as well as result in significant costs, expenditures and asset impairments.

     Our quarterly operating results fluctuate significantly and are difficult to predict.

     Our quarterly operating results have fluctuated significantly, and we expect them to continue to experience significant fluctuations. Fluctuations in our quarterly results historically have resulted in corresponding changes in the market prices of our securities. Our quarterly operating results are affected by a variety of factors, many of which are beyond our control and difficult to predict. These factors include:

•	changes in economic conditions in the semiconductor and semiconductor capital equipment industries and other industries in which our customers operate;

•	the timing and nature of orders placed by our customers;

•	changes in customers’ inventory management practices;

•	customer cancellations of previously placed orders and shipment delays;

•	pricing competition from our competitors;

•	customer demands to reduce prices, enhance features, improve reliability, shorten delivery times and extend payment terms;

•	component shortages or allocations or other factors that change our levels of inventory or substantially increase our spending on inventory or result in manufacturing delays;

•	the introduction of new products by us or our competitors;

•	declines in macroeconomic conditions;

•	potential litigation especially regarding intellectual property; and

•	our exposure to currency exchange rate fluctuations between the several functional currencies in foreign locations in which we have operations.

     The semiconductor and semiconductor capital equipment industries are highly volatile, which impacts our operating results.

     The semiconductor and semiconductor capital equipment industries have historically been cyclical because of sudden changes in demand for semiconductors and manufacturing capacity. The rate of changes in demand, including end demand, is accelerating, and the effect of these changes is occurring sooner, exacerbating the volatility of these cycles. These changes affect the timing and amount of our customers’ equipment purchases and investments in new technology, as well as our costs and operations.

     During periods of declining demand for semiconductor equipment components, our customers typically reduce purchases, delay delivery of products and cancel orders. We might incur significant charges as we seek to align our cost structure with the reduction in sales. In addition, we might not be able to respond adequately or quickly enough to the declining demand. Our inability to reduce costs would adversely affect our operating results.

     During periods of growth in the semiconductor and semiconductor capital equipment industries, we might not be able to acquire or develop sufficient manufacturing capacity or inventory to meet our customers’ increasing demand for our products. In addition, we might be required to make substantial capital investments to increase capacity.

     A significant portion of our sales is concentrated among a few customers.

     Our ten largest customers accounted for 55% and 57% of our total sales in the third quarters of 2003 and 2002, respectively, and 53% and 55% of our total sales in the first nine months of 2003 and 2002, respectively. Our largest customer, Applied Materials, accounted for 17% and 28% of our total sales in the third quarters of 2003 and 2002, and 19% and 29% of our total sales in the nine-month periods ended September 30, 2003 and 2002, respectively. The loss of any of our significant customers or a material reduction in any of their purchase orders would significantly harm our business, financial condition and results of operations. Given the nature of our customer base, we are also subject to significant pricing pressure.

     The markets in which we operate are highly competitive.

     We face substantial competition, primarily from established companies, some of which have greater financial, marketing and technical resources than we do. Our primary competitors are Celerity Group, Inc.; Comdel; Daihen Corp.; Huettinger Elektronik GmbH and Co. KG; Kyosan Electric Manufacturing Co. Ltd.; MKS Instruments, Inc.; Mykrolis Corp.; Shindingen; and STEC, Inc., a Horiba Group Company. We expect that our competitors will continue to develop new products in direct competition with ours, improve the design and performance of their products and introduce new products with enhanced performance characteristics.

     To remain competitive, we must improve and expand our products and product offerings. In addition, we may need to maintain a high level of investment in research and development and expand our sales and marketing efforts, particularly outside of the United States. We might not be able to make the technological advances and investments necessary to remain competitive. Our inability to improve and expand our products and product offerings would have an adverse affect on our sales and results of operations.

     We are exposed to risks associated with previous acquisitions and potential future acquisitions

     We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and technologies. Acquisitions involve numerous risks, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	the inability to realize expected synergies resulting from the acquisition;

•	failure to commercialize purchased technology;

•	significant and unanticipated capital investments required to integrate acquired businesses and technologies;

•	retaining existing customers and strategic partners of acquired companies;

•	increased levels of intangible asset amortization expense;

•	potential material impairment of acquired intangible assets; and

•	dilution of earnings.

     Mergers and acquisitions are inherently subject to multiple significant risks. If we are unable to effectively manage these risks our business, financial condition and results of operations will be adversely affected.

     We might not be able to compete successfully in international markets or meet the service and support needs of our international customers.

     For the nine-month periods ended September 30, 2003 and 2002 our sales to customers outside the United States were approximately 53% and 37% of our total sales. Our success in competing in international markets is subject to our ability to manage various risks and difficulties, including but not limited to:

•	our ability to develop relationships with suppliers and other local businesses;

•	compliance with product safety requirements and standards that are different from those of the United States;

•	variations in enforcement of intellectual property and contract rights in different jurisdictions;

•	trade restrictions and political instability;

•	the ability to provide sufficient levels of technical support in different locations;

•	collecting past due accounts receivable from foreign customers; and

•	changes in tariffs, taxes and foreign currency exchange rates.

     Our ability to implement our business strategies and maintain market share will be compromised, if we are unable to manage these, and other international risks successfully.

     Component shortages exacerbated by our dependence on sole and limited source suppliers could affect our ability to manufacture products and systems, and can delay our shipments.

     Our business depends on our ability to manufacture products that meet the rapidly changing demands of our customers. Our ability to manufacture depends in part on the timely delivery of parts, components and subassemblies from suppliers. We rely on sole and limited source suppliers for some of our parts, components and subassemblies that are critical to the manufacturing of our products. This reliance involves several risks, including the following:

•	the potential inability to obtain an adequate supply of required parts, components or subassemblies;

•	the potential for a sole source provider to cease operations;

•	our potential need to fund the operating losses of a sole source provider;

•	reduced control over pricing and timing of delivery of parts, components and subassemblies; and

•	the potential inability of our suppliers to develop technologically advanced products to support our growth and development of new products.

     If we are unable to successfully qualify additional suppliers and manage relationships with our existing and future suppliers, we will experience shortages of parts, components or subassemblies, increased material costs and shipping delays for our products, which will adversely affect our results of operations and relationships with current and prospective customers.

     We are highly dependent on our intellectual property and are exposed to various risks related to legal proceedings and claims.

     Our success depends significantly on our proprietary technology. We attempt to protect our intellectual property rights through patents and non-disclosure agreements. However, we might not be able to protect our technology, and competitors might be able to develop similar technology independently. In addition, the laws of some foreign countries might not afford our intellectual property the same protections as do the laws of the United States. Our intellectual property is not protected by patents in several countries in which we do business, and we have limited patent protection in some other countries. If we are unable to successfully protect our intellectual property, our results of operations will be adversely affected.

     Defending against intellectual property litigation is costly. We have recently faced significant intellectual property litigation, which resulted in us recording approximately $5.3 million in litigation damages and expenses in 2002. In May 2003, MKS Instruments, Inc. filed a patent infringement suit against us in the United States District Court in Wilmington, Delaware, alleging that our Xstream™ With Active Matching Network™ products infringe five patents held by MKS. We intend to defend vigorously against the MKS complaint. However, an adverse determination in the MKS or any future litigation could cause us to lose proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses or alternative technologies from others or prevent us from manufacturing or selling our products and impact future revenue. Any of these events could threaten our business, financial condition and results of operations.

     We must achieve design wins to retain our existing customers and to obtain new customers.

     The constantly changing nature of semiconductor fabrication technology causes equipment manufacturers to continually design new systems. We must work with these manufacturers early in their design cycles to modify our equipment or design new equipment to meet the requirements of the new systems. Manufacturers typically choose one or two vendors to provide the components for use with the early system shipments.

Selection as one of these vendors is called a design win. It is critical that we achieve these design wins in order to retain existing customers and to obtain new customers.

     Once a manufacturer chooses a component for use in a particular product, it is likely to retain that component for the life of that product. Our sales and growth could experience material and prolonged adverse effects if we fail to achieve design wins. In addition, design wins do not always result in substantial sales or profits.

     We believe that equipment manufacturers often select their suppliers based on factors such as long-term relationships. Accordingly, we may have difficulty achieving design wins from equipment manufacturers who are not currently customers. In addition, we must compete for design wins for new systems and products of our existing customers, including those with whom we have had long-term relationships. If we are not successful in achieving design wins our sales and results of operations will be adversely impacted.

     Our success depends upon our ability to attract and retain key personnel.

     Our success depends in large part upon our ability to attract, retain and motivate key employees, including our senior management team and our technical, marketing and sales personnel. These employees may voluntarily terminate their employment with us at any time. The process of hiring employees with the combination of skills and attributes required to carry out our strategy can be extremely competitive and time consuming. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. If we lose the services of key personnel for any reason, including retirement, or are unable to attract additional qualified personnel, our business, financial condition and results of operations will be adversely affected.

     Warranty costs on certain products may be in excess of historical experience.

     In recent years we have experienced higher than expected levels of warranty costs on certain products. We have been required to repair, rework, and in some cases, replace, these products. Our warranty costs generally increase when we introduce newer, more complex products. We recorded warranty costs of approximately $7.0 million and $6.6 million for the nine-month periods ended September 30, 2003 and 2002, respectively. If such levels of warranty costs persist or increase in the future, our financial condition and results of operations will be adversely affected.

We are subject to numerous governmental regulations.

     We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products and control systems. We might incur significant costs as we seek to ensure that our products meet safety and emissions standards, many of which vary across the states and countries in which our products are used. In the past, we have invested significant resources to redesign our products to comply with these directives. We believe we are in compliance with current applicable regulations, directives and standards and have obtained all necessary permits, approvals and authorizations to conduct our business. However, compliance with future regulations, directives and standards could require us to modify or redesign some products, make capital expenditures or incur substantial costs. If we do not comply with current or future regulations, directives and standards:

•	we could be subject to fines;

•	our production could be suspended; or

•	we could be prohibited from offering particular products in specified markets.

     Our inability to comply with current or future regulations, directives and standards will adversely affect our operating results.

     Our Chief Executive Officer owns a significant percentage of our outstanding common stock, which could enable him to control our business and affairs.

     Douglas S. Schatz, our Chief Executive Officer owned approximately 33.8% of our common stock outstanding as of September 30, 2003. This stockholding gives Mr. Schatz significant voting power. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to control our business affairs for the foreseeable future.

     Other

     New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all risk factors on our business, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis. However, we make no assurance that such expectations, beliefs or projections will be achieved.

     Because of the risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

     The following discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Valuation of intangible assets and goodwill

•	Long-lived assets including intangibles subject to amortization

•	Reserve for excess and obsolete inventory

•	Reserve for warranty

•	Fair value of derivative instruments

•	Commitments and contingencies

•	Revenue recognition

•	Stock-based compensation

•	Deferred income taxes

     Please see the discussion of critical accounting policies in our Form 10-Q for the three- and six-month periods ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003.

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

     We provide solutions to a diversity of markets and geographic regions. However, we are focused on the semiconductor capital equipment industry, which accounted for approximately 58% and 71% of our sales in the nine-month periods ended September 30, 2003 and 2002, respectively. Beginning in 2001 the semiconductor capital equipment industry saw the steepest cutback in capital equipment purchases in industry history. The continued industry downturn has resulted in a significant decrease in demand for semiconductor capital equipment and related components. Inventory buildups coupled with slower than expected personal electronics sales and slow global economic growth have caused semiconductor companies to re-evaluate their capital spending and initiate cost reduction measures. These factors resulted in lower sales and downward gross margin pressure for our products during the periods presented. We expect future sales to the semiconductor capital equipment industry to represent approximately 55% to 70% of our total revenue, depending upon the strength or weakness of the industry cycles.

     We have incurred significant losses over the past ten quarters primarily as a result of lower revenues as well as duplicative manufacturing facilities associated with our new China-based manufacturing facility and transition to Tier 1 Asian suppliers. Over the past ten quarters, we have been unable to achieve profitability at current revenue levels and do not have confidence of a significant industry recovery in the short-term. We have established a goal of reducing our operating cash flow breakeven point to a quarterly revenue level of approximately $60 million by the end of 2003, but cannot provide any assurance that such goals or revenue levels are achievable in 2003.

Results of Operations

     SALES

     Sales were $68.6 million and $70.7 million in the third quarters of 2003 and 2002, and $187.7 million and $181.5 million in the nine-month periods ended September 30, 2003 and 2002, respectively. Our sales decreased approximately 3% quarter over quarter, and increased approximately 3% from the 2002 nine-month period to the 2003 nine-month period, primarily due to our acquisitions of Aera and Dressler in the first quarter of 2002 and strength in our non-semiconductor related markets. Our quarterly revenue levels continue to be extremely volatile due to significant fluctuations in demand for our products from the industries in which we operate, especially the semiconductor capital equipment industry.

     Due to factors previously discussed, our sales to the semiconductor capital equipment industry declined from the 2002 periods during the three- and nine-month periods presented, while the other industries we serve showed varying levels of improvement.

     The following tables summarize net sales and percentages of net sales by customer type for the three- and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)
Semiconductor capital equipment	$38,015	$48,068	$108,876	$129,139
Data storage	9,158	5,401	21,304	11,866
Flat panel display	7,148	5,837	19,081	10,764
Advanced product applications	14,246	11,368	38,410	29,685

	$68,567	$70,674	$187,671	$181,454

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Semiconductor capital equipment	56%	68%	58%	71%
Data storage	13	8	11	7
Flat panel display	10	8	10	6
Advanced product applications	21	16	21	16

	100%	100%	100%	100%

     Applied Materials, Inc. is our largest customer and accounted for 17% and 28% of our sales for the three months ended September 30, 2003 and 2002, and 19% and 29% of our sales for the nine months ended September 30, 2003 and 2002. No other customer accounted for more than 10% during these periods.

     Our acquisitions of Aera and Dressler in the first quarter of 2002, our decline in sales to the semiconductor capital equipment industry, and the progression of electronics research and development and manufacturing to Asia has resulted in decreased sales in the United States and increased sales in Europe and Asia Pacific. This trend is expected to continue as more companies in the industries we serve seek to reduce costs by outsourcing and offshoring in regions other than the United States.

     The following tables summarize net sales and percentages of net sales by geographic region for the three- and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands)
United States and Canada	$29,752	$40,758	$87,129	$113,495
Europe	15,221	10,824	38,277	25,000
Asia Pacific	23,313	18,893	61,843	42,529
Rest of world	281	199	422	430

	$68,567	$70,674	$187,671	$181,454

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

United States and Canada	44%	58%	47%	63%
Europe	22	15	20	14
Asia Pacific	34	27	33	23
Rest of world	—	—	—	—

	100%	100%	100%	100%

GROSS MARGIN

     Our gross margin was 33.7% and 37.6% in the third quarters of 2003 and 2002, respectively. Our gross margin was 32.7% and 35.4% for the nine months ended September 30, 2003 and 2002, respectively. Our gross margin declined from the 2002 periods to the 2003 periods primarily due to duplicative costs associated with our China-based manufacturing facility, and transition to Tier 1 Asian suppliers.

     While we expect the transition of a portion of our manufacturing to China and our move to Tier 1 Asian suppliers will improve our gross margins in future periods, factors that could cause our margins to be negatively impacted include, but are not limited to the following:

•	costs associated with transitioning a portion of our manufacturing to our new China facility;

•	unanticipated costs to comply with our customers’ copy exact requirements, especially related to our China transition and move to Tier 1 Asian suppliers;

•	the semiconductor industry’s continued move to 300mm wafers and smaller line widths, which require new products that early in their life cycle and at low production levels, typically have lower margins than our established products;

•	cost reduction programs initiated by semiconductor manufacturers and semiconductor capital equipment manufacturers, which negatively impact our average selling price;

•	warranty costs in excess of historical rates and our expectations;

•	increased levels of excess and obsolete inventory, either due to market conditions, the introduction of new products by our competitors, or our decision to discontinue certain product lines;

•	significant patent litigation losses, resulting in unanticipated royalty costs; and

•	erosion of our sales base, due to industry cycles, general economic conditions, customer migration and other factors.

     We provide warranty coverage for our products ranging from 12 to 60 months, with the majority of our products ranging from 18 to 24 months, and estimate the anticipated cost of repairing our products under such warranties based on the historical cost of the repairs and expected product failure rates. The assumptions we use to estimate warranty accruals are re-evaluated periodically in light of actual experience, and when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is subjective and based on estimates. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations.

     We recognized charges for warranty expense of $2.2 million and $2.6 million in the third quarters of 2003 and 2002 and $7.0 million and $6.6 million in the nine-month periods ended September 30, 2003 and 2002, respectively.

     The following summarizes the activity in our warranty reserve during the three- and nine-month periods ended September 30, 2003:

	Balance at	Additions		Balance at
	Beginning of	Charged		End of
	Period	To Expense	Deductions	Period

	(In thousands)
Reserve for warranty obligations three months ended September 30, 2003	$7,371	$2,188	$(2,590)	$6,969
Reserve for warranty obligations nine months ended September 30, 2003	$9,402	$6,970	$(9,403)	$6,969

     As a result of the prolonged downturn in the semiconductor industry, semiconductor manufacturers and semiconductor capital equipment manufacturers are striving to reduce their costs. Any cost reduction programs initiated by semiconductor manufacturers and semiconductor capital equipment manufacturers could have a significant impact on our future gross margins.

     RESEARCH AND DEVELOPMENT EXPENSES

     We believe continued investment in the research and development of new products and subsystems is critical to our ability to serve new and existing markets, develop new products and improve existing product designs. However, we cannot provide assurance that the products and subsystems we develop will meet customer requirements when those products are introduced to the market. To be advantageously positioned for a turnaround in demand, we continue to invest heavily in new product development even during industry downturns, which allows us to compete for ongoing design wins on our customers’ new production tools. Since our inception, all of our research and development costs have been expensed as incurred.

     Our research and development expenses were $13.0 million and $12.2 million in the third quarters of 2003 and 2002, respectively. Research and development expenses were $38.9 million and $36.0 million in the nine-month periods ended September 30, 2003 and 2002, respectively. Despite our cost reduction measures, our research and development expenses increased from the third quarter of 2002 to the third quarter of 2003 primarily due to expenditures to launch new radio frequency and direct current products. Our research and development expenses increased from the 2002 nine-month period to the 2003 nine-month period due to our acquisitions of Aera and Dressler in the first quarter of 2002 and the new product launches discussed above.

     SALES AND MARKETING EXPENSES

     As we have expanded our product offerings and sales channels through acquisitions, product development and the opening of new sales and service locations our sales and marketing efforts have become increasingly complex. We have continued the effort to market our products directly to end users, in addition to our traditional marketing to manufacturers of semiconductor capital equipment and other thin-film systems. Our sales and marketing expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, and other selling and marketing activities.

     Sales and marketing expenses were $7.3 million and $9.7 million in the third quarters of 2003 and 2002, respectively. This represents a 24.7% decrease from the third quarter of 2002 to the third quarter of 2003. Our sales and marketing expenses were $23.9 million and $25.2 million in the nine-month periods ended September 30, 2003 and 2002, representing a 5.0% decrease from the 2002 nine-month period to the 2003 nine-month period. The decrease during the periods presented was primarily due to our ongoing cost reduction measures, partially offset by depreciation of additional demonstration and customer service equipment.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Our general and administrative expenses support our worldwide corporate, legal, patent, tax, financial, administrative, information systems and human resources functions in addition to our general management. General and administrative expenses were $6.3 million and $7.2 million in the third quarters of 2003 and 2002, and $17.5 million and $21.1 million in the nine-month periods ended September 30, 2003 and 2002, respectively. The 12.5% decrease in general and administrative expenses from the 2002 three-month period to the 2003 three-month period and the 17.0% decrease from the 2002 nine-month period to the 2003 nine-month period were primarily due to our ongoing cost reduction measures.

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

     RESTRUCTURING CHARGES

     At the end of 2002, we announced major changes in our operations to occur through the end of 2003. These included establishing a manufacturing location in China, consolidating worldwide sales forces, a move to Tier 1 suppliers, primarily in Asia, and the intention to close or sell certain facilities. We expect to incur restructuring charges totaling approximately $5.0 million for the year ending December 31, 2003.

     Associated with the above plan, we recognized charges of approximately $1.0 million in the third quarter of 2003 that consisted primarily of the recognition of expense for involuntary employee termination benefits associated with our second quarter headcount reduction, asset impairments incurred as a result of exiting our Longmont, CO manufacturing facilities, and the involuntary termination of 20 employees in the third quarter of 2003.

     In the second quarter of 2003, we recognized charges that consisted primarily of the involuntary termination of approximately 55 manufacturing and administrative personnel in our U.S. operations. Certain of the employees were terminated and paid prior to the end of the second quarter of 2003, which resulted in restructuring charges totaling approximately $768,000 for the three months ended June 30, 2003. In addition, certain employees will be required to render service beyond a minimum retention period (generally 60 days). In accordance with SFAS No. 146, we measured the termination benefits at the communication date, but approximately $170,000 was recognized as expense during the third quarter of 2003, and approximately $170,000 will be recognized as expense in the fourth quarter of 2003 as these employees complete their service requirement.

     We also recorded charges totaling approximately $1.5 million in the first quarter of 2003 primarily associated with manufacturing and administrative personnel headcount reductions in the our Japanese operations. In accordance with Japanese labor regulations we offered voluntary termination benefits to all of our Japanese employees. The voluntary termination benefits were accepted by 36 employees prior to March 31, 2003 with termination dates in the second quarter of 2003. All termination benefits were paid in the second quarter of 2003.

     In the third quarter of 2002, we recorded restructuring charges of approximately $3.2 million to close two facilities and implement headcount reductions of approximately 100 employees.

     INTANGIBLE ASSET IMPAIRMENT

     During the third quarter of 2003, we determined that one of our mass flow controller products would require a significant technological investment in order to conform to changing customer technologies which would enable it to be accepted by the semiconductor capital equipment industry. As a result, we performed an assessment of the carrying value of the related intangible asset. This assessment consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. We estimated the intangible asset’s fair value using a cash flow model assuming the technological investment was made, discounted at discount rates consistent with the risk of the related cash flow, and applying a hypothetic royalty rate to the projected revenue stream. Based on this analysis we determined that the fair value of the intangible asset was minimal and recorded an impairment of the carrying value of approximately $1.2 million, which has been reported as an intangible asset impairment in the accompanying condensed consolidated financial statements.

     OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income and expense, foreign currency exchange gains and losses and other miscellaneous gains, losses, income and expense items.

     Interest income was approximately $358,000 and $749,000 in the third quarters of 2003 and 2002, and $1.3 million and $2.5 million in the nine-month periods ended September 30, 2003 and 2002. The decrease in interest income for the periods presented was due to lower interest rates available for investment, and our lower level of investment in marketable securities resulting from our use of a portion of our liquid reserves to fund our operating losses and capital investments, and to repurchase approximately $15.4 million and $3.5 million of our 5.25% and 5.00% convertible subordinated notes in the fourth quarter of 2002.

     Interest expense consists principally of interest on our convertible subordinated notes, borrowings under capital lease facilities, debt assumed in our acquisition of Aera, and amortization of our deferred debt issuance costs. Interest expense was approximately $2.8 million and $3.2 million in the third quarters of 2003 and 2002, and $8.4 million and $9.7 million in the nine-month periods ended September 30, 2003 and 2002, respectively. The decrease in interest expense was primarily due to our repurchase of approximately $15.4 million and $3.5 million of our 5.25% and 5.00% convertible subordinated notes in the fourth quarter of 2002.

     Our foreign subsidiaries’ sales are primarily denominated in currencies other than the U.S. dollar. We recorded a net foreign currency gain of $290,000 in the third quarter of 2003 and a net foreign currency loss of $220,000 in the third quarter of 2002. We recorded a net foreign currency gain of $299,000 and $4.4 million in the nine-month periods ended September 30, 2003 and 2002. The majority of our nine-month 2002 gain was related to an intercompany loan of Japanese yen, which was settled in January 2003, that we made to our wholly owned subsidiary Advanced Energy Japan K.K., which has a functional currency of yen, for the purpose of effecting the acquisition of Aera. The loan was transacted in the first quarter of 2002, for approximately 5.7 billion yen, approximately $44 million based on an exchange rate of 130:1. During the second quarter of 2002, the U.S. dollar weakened significantly against the yen to approximately 119:1, resulting in a gain of approximately $4.6 million.

     We have entered into various foreign currency forward contracts to mitigate currency fluctuations in the Japanese yen and the euro. At September 30, 2003, our subsidiary AE-Japan held foreign currency forward contracts with notional amounts of $6.5 million and market settlement amounts of $6.8 million for an unrealized loss position of approximately $300,000 that has been included in foreign currency gain (loss) in the accompanying condensed consolidated statements of operations.

     During 2003, our subsidiary AE-Germany entered into foreign currency forward contracts to buy U.S. dollars to mitigate currency exposure from its payable position arising from trade purchases and intercompany transactions. At September 30, 2003, AE-Germany held foreign currency forward contracts with notional amounts of $400,000 and market settlements amounts of $409,000 for an unrealized loss position of approximately $9,000 that has been included in foreign currency gain (loss) in the accompanying condensed consolidated statements of operations.

     Miscellaneous expense was approximately $92,000 and $162,000 in the third quarters of 2003 and 2002 and $529,000 and $570,000 in the nine-month periods ended September 30, 2003 and 2002.

     (PROVISION) BENEFIT FOR INCOME TAXES

     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. During the third quarter of 2003, we recorded a valuation allowance of $22.4 million against all of our United States and foreign net deferred tax assets in jurisdictions where we have recognized significant operating losses. This valuation allowance was recorded because we have incurred significant operating losses in 2001, 2002 and year-to-date through September 30, 2003. Given such experience, and along with continuing volatility in our customers’ industries, management could not conclude that it was more likely than not that the net deferred tax asset would be realized. While there are indications that the industries in which we operate may improve in 2004 and 2005, these indications have not yet resulted in a substantial increase in orders from our customers. Accordingly, our management, in accordance with SFAS No. 109, in evaluating the recoverability of the net deferred tax asset, placed greater weight on our historical results as compared to projections regarding future taxable income.

     We expect our future effective tax rate to approximate 35%, subject to variations in the relative earnings or losses in the tax jurisdictions in which we have operations. If we generate future taxable income, in the appropriate tax jurisdiction, against which these tax attributes may be applied, some portion or all of the valuation allowance will be reversed and a corresponding reduction in income tax expense will be reported in future periods. However, if we do not generate future taxable income we will not realize future income tax benefits.

     Our income tax benefit for the three- and nine-month periods ended September 30, 2002 was $3.0 million and $10.5 million, respectively and represented an effective rate of 35% in each period.

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

Liquidity and Capital Resources

     During the third quarter of 2003 our cash, cash equivalents and short-term marketable securities decreased by $13.0 million. We have not undertaken any external financing activities since 2001.

     Operating activities used cash of $19.5 million in the first nine months of 2003, reflecting our net loss of $41.8 million partially offset by non-cash items of $31.1 million, increased by net working capital changes of approximately $8.8 million. Non-cash items primarily consisted of depreciation and amortization of $17.6 million; amortization of deferred debt issuance costs of $824,000; provision for deferred income taxes of $9.0 million; a loss on disposal of property and equipment of $1.9 million; and an intangible asset impairment of $1.2 million. Net working capital changes used cash of approximately $8.8 million and primarily consisted of a $9.3 million increase in accounts receivable; a $2.1 million increase in inventories; a $784,000 decrease in other current assets; a $1.1 million decrease in deposits and other; a $2.9 million increase in demonstration and customer service equipment; a $4.5 million increase in trade accounts payable; and a $1.5 million decrease in customer deposits and other accrued expenses.

     Operating activities used cash of $20.2 million in the first nine months of 2002, reflecting our net loss of $19.4 million partially offset by non-cash items of $12.9 million, increased by net working capital changes of $13.7 million. Non-cash items primarily consisted of depreciation and amortization of $13.9 million; amortization of deferred debt issuance costs of $1.0 million; a benefit for deferred income taxes of $1.4 million; and an unrealized gain on foreign currency forward contracts of $1.4 million. Net working capital changes used cash of approximately $13.6 million and primarily consisted of a $10.0 million increase in accounts receivable; a $2.0 million increase in demonstration and customer service equipment; a $7.6 million increase in trade accounts payable; a $4.9 million increase in net taxes receivable; and a $3.7 million unrealized gain on an intercompany foreign currency loan discussed above.

     We expect near-term future operating activities to continue to use cash. Any future decline in the industries in which we operate could substantially affect our ability to generate new sales and collect payments from our customers, could cause us to initiate future reductions in force requiring substantial severance payments, and other cash payments to exit certain operating activities, among other uses of cash. Conversely, as receivable and inventory balances tend to fluctuate with net sales, any future upturn in the industries we serve, primarily the semiconductor capital equipment industry, may result in an increase in our net receivables and inventory balances. We are typically required to use our cash reserves to finance our inventory purchases and extend credit to our customers to finance their purchases from us. We are unable to provide any assurance regarding our future cash flow from operations. In October 2003 we received an income tax refund of approximately $13.8 million.

     Investing activities used cash of $13.9 million in the first nine months of 2003, and primarily consisted of the purchase of property and equipment for $15.6 million and the settlement of our escrow deposit liability related to our acquisition of Dressler in the first quarter of 2003 for $1.7 million, partially offset by proceeds from the sale of assets of $4.8 million. We expect the development of our China-based manufacturing facility to continue to require significant capital expenditures in the near term.

     Investing activities provided cash of $28.7 million in the first nine months of 2002 and primarily consisted of cash generated from the sale of marketable securities of $90.4 million, offset by purchases of property and equipment of $7.3 million; the acquisition of Aera Japan Limited for $35.7 million net of $8.3 million of cash acquired; the acquisition of Dressler HF Technik GmbH for $14.4 million net of $680,000 of cash acquired; and the purchase of other investments of $2.0 million.

     Investing cash flows experience significant fluctuations from period to period as we buy and sell marketable securities, which we convert to cash to fund strategic investments, acquisitions, and our operating cash flow, and as we transfer cash into marketable securities when we attain levels of cash that are greater than needed for current operations.

     We plan to spend approximately $2.5 million to $3.5 million in the fourth quarter of 2003 for the acquisition of equipment, leasehold improvements and furnishings. Our planned level of capital expenditures is subject to frequent revisions because our business experiences sudden changes as we move into industry upturns and downturns and expected sales levels change. In addition, fluctuations in foreign currency exchange rates may significantly impact our capital expenditures and depreciation expense recognized in a particular period.

     Financing activities used cash of $4.9 million in the first nine months of 2003, and consisted of the repayment of notes payable and capital leases of $6.8 million, partially offset by proceeds from common stock transactions of $1.9 million. Financing activities used cash of $4.8 million in the first nine months of 2002, and consisted of the repayment of notes payable and capital lease obligations of $6.4 million, partially offset by proceeds from common stock transactions of $1.6 million.

     As of September 30, 2003, we had working capital of $205.1 million, a decrease of $42.9 million from December 31, 2002. Our principal sources of liquidity consisted of $33.0 million of cash and cash equivalents and $103.4 million of marketable securities, and a credit facility consisting of a $25.0 million revolving line of credit, none of which was outstanding at September 30, 2003. Advances under the revolving line of credit bear interest at the prime rate (4.00% at October 27, 2003) minus 1%. Any advances under this revolving line of credit will be due and payable in May 2004. We are subject to covenants on our line of credit that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends. We were in compliance with all such covenants at September 30, 2003.

     We have committed to advance up to $1.0 million to a privately held company in exchange for an exclusive intellectual property license. The amount and timing of this advance is dependent upon the privately held company achieving certain business development milestones.

     We believe that our cash and cash equivalents, marketable securities, cash flow from operations and available borrowings, will be sufficient to meet our working capital needs for at least the next twelve months. After that time, we may require additional equity or debt financing to address our working capital, capital equipment or expansion needs. In addition, any significant acquisitions we make may require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us. In 2006, when our convertible subordinated notes become due, it is possible we may need substantial funds to repay such debt, which totaled $187.7 million at September 30, 2003. Our 5.00% convertible subordinated notes of $121.5 million are due September 1, 2006, and our 5.25% convertible subordinated notes of $66.2 million are due November 15, 2006. Payment would be required if our common stock price remains below approximately $30 per share for the 5.00% convertible subordinated notes and approximately $50 per share for the 5.25% convertible subordinated notes, the prices at which we can effect conversion are not met in the market in which our stock is traded, and the holders of our notes choose not to otherwise convert. In such a situation there can be no assurance that we will be able to refinance the debt. We may continue to repurchase additional notes in the open market from time to time, if market conditions and our financial position are deemed favorable for such purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2003, our investments in marketable securities consisted primarily of commercial paper, municipal and state bonds and notes and institutional money markets. These securities are highly liquid. Earnings on our marketable securities are typically invested into similar securities. In the first nine months of 2003, the rates we earned on our marketable securities approximated 1.7% on a before tax equivalent basis. The impact on interest income of a 10% decrease in the average interest rate would have resulted in approximately $130,000 less interest income in the first nine months of 2003.

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

Foreign Currency Exchange Rate Risk

     We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. During the first nine months of 2003, the U.S. dollar weakened approximately 6% against the Japanese yen, and approximately 10% against the euro. It is highly uncertain how currency exchange rates will fluctuate in the future. We have entered into various forward foreign currency exchange contracts to mitigate currency fluctuations in the Japanese yen and the euro. We will continue to evaluate various methods to minimize the effects of currency fluctuations when we translate the financial statements of our foreign subsidiaries into U.S. dollars. At September 30, 2003, our subsidiary AE-Japan held foreign currency forward contracts to purchase U.S. dollars with notional amounts of $6.5 million and market settlement amounts of approximately $6.8 million for an unrealized loss position of approximately $300,000, and our AE-Germany subsidiary held foreign currency forward contracts to purchase U.S. dollars with notional amounts of $400,000 and market settlement amounts of approximately $409,000 for an unrealized loss position of approximately $9,000.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are party to various legal proceedings related to our business. Our Form 10-Q for the quarter ended June 30, 2003 includes a description of patent litigation between us and MKS Instruments, Inc. There were no material developments in that litigation during the quarter covered by this Form 10-Q.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	3.1	Restated Certificate of Incorporation, as amended

	3.2	By-laws(1)

	10.1	2003 Stock Option Plan*

	10.2	2003 Non-Employee Directors’ Stock Option Plan*

	10.3	2001 Stock Option Plan*

	10.4	2002 Stock Option Plan*

	31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

*	Compensation Plan

(b)	Reports on Form 8-K

We filed the following reports on Form 8-K:

(i)	We filed with the Securities and Exchange Commission a Current Report on Form 8-K on July 24, 2003 to furnish under Item 12 our press release announcing our results of operations for the three- and six-month periods ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

/s/ Michael El-Hillow

Michael El-Hillow Executive Vice President, Chief Financial November 3, 2003 Officer (Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation, as amended

3.2	By-laws(1)

10.1	2003 Stock Option Plan*

10.2	2003 Non-Employee Directors’ Stock Option Plan*

10.3	2001 Stock Option Plan*

10.4	2002 Stock Option Plan*

31.1	Certification of the Chief Executive Officer Pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

*	Compensation Plan