Form 10-Q
period 2004-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2004-08-09
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐ .

As of August 2, 2004, there were 32,680,912 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,508	$41,522
Marketable securities, available-for-sale	83,880	93,370
Accounts receivable, net	79,025	61,927
Inventories	83,720	65,703
Other current assets	4,665	5,637

Total current assets	291,798	268,159
PROPERTY AND EQUIPMENT, net	44,782	44,725
OTHER ASSETS:
Deposits and other	7,527	5,951
Goodwill and intangibles, net	82,077	88,943
Demonstration and customer service equipment, net	4,845	3,934
Deferred debt issuance costs, net	2,596	3,019

Total assets	$433,625	$414,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$39,530	$23,066
Accrued payroll and employee benefits	9,801	7,953
Other accrued expenses	14,269	17,311
Customer deposits and deferred revenue	2,334	2,952
Capital lease obligations, current portion	330	554
Senior borrowings, current portion	4,266	8,028
Accrued interest payable on convertible subordinated notes	2,460	2,460

Total current liabilities	72,990	62,324

LONG-TERM LIABILITIES:
Capital leases, net of current portion	306	263
Senior borrowings, net of current portion	3,771	5,905
Deferred income tax liabilities, net	3,312	4,672
Convertible subordinated notes payable	187,718	187,718
Other long-term liabilities	2,045	2,015

Total long-term liabilities	197,152	200,573

Total liabilities	270,142	262,897

STOCKHOLDERS’ EQUITY	163,483	151,834

Total liabilities and stockholders’ equity	$433,625	$414,731

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2004	2003
SALES	$108,869	$62,946
COST OF SALES	71,907	42,673

Gross profit	36,962	20,273

OPERATING EXPENSES:
Research and development	12,809	12,551
Sales and marketing	8,012	8,261
General and administrative	7,200	5,518
Restructuring charges	187	768

Total operating expenses	28,208	27,098

INCOME (LOSS) FROM OPERATIONS	8,754	(6,825)

OTHER INCOME (EXPENSE):
Interest income	356	444
Interest expense	(2,765)	(2,760)
Foreign currency (loss) gain	(21)	87
Other income (expense), net	13	(111)

Total other expense	(2,417)	(2,340)

Income (loss) before income taxes	6,337	(9,165)
(PROVISION) BENEFIT FOR INCOME TAXES	(1,867)	3,391

NET INCOME (LOSS)	$4,470	$(5,774)

BASIC EARNINGS (LOSS) PER SHARE	$0.14	$(0.18)

DILUTED EARNINGS (LOSS) PER SHARE	$0.13	$(0.18)

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,644	32,206
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	33,187	32,206

	Six Months Ended June 30,
	2004	2003
SALES	$213,356	$119,104
COST OF SALES	137,980	80,881

Gross profit	75,376	38,223

OPERATING EXPENSES:
Research and development	26,219	25,918
Sales and marketing	16,049	16,591
General and administrative	14,137	11,147
Restructuring charges	407	2,277

Total operating expenses	56,812	55,933

INCOME (LOSS) FROM OPERATIONS	18,564	(17,710)

OTHER INCOME (EXPENSE):
Interest income	785	964
Interest expense	(5,553)	(5,626)
Foreign currency gain	80	9
Other income (expense), net	1,116	(437)

Total other expense	(3,572)	(5,090)

Income (loss) before income taxes	14,992	(22,800)
(PROVISION) BENEFIT FOR INCOME TAXES	(3,598)	8,436

NET INCOME (LOSS)	$11,394	$(14,364)

BASIC EARNINGS (LOSS) PER SHARE	$0.35	$(0.45)

DILUTED EARNINGS (LOSS) PER SHARE	$0.34	$(0.45)

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,612	32,183
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	33,435	32,183

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,394	$(14,364)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	9,880	12,382
Amortization of deferred debt issuance costs	550	550
Amortization of deferred compensation	60	244
Provision (benefit) for deferred income taxes	1,908	(9,511)
Impairment of investment	—	175
Loss on disposal of property and equipment	193	860
Gain on sale of Noah chiller assets	(404)	—
Gain on sale of marketable security investment	(703)	—
Changes in operating assets and liabilities —
Accounts receivable, net	(18,108)	(1,130)
Inventories	(19,303)	(64)
Other current assets	925	1,207
Deposits and other	(42)	959
Demonstration and customer service equipment	(1,842)	(2,934)
Trade accounts payable	16,670	2,791
Accrued payroll and employee benefits	1,923	(793)
Customer deposits and deferred revenue and other accrued expenses	(4,798)	(1,947)
Income taxes payable/receivable, net	1,426	790

Net changes in operating assets and liabilities	(23,149)	(1,121)

Net cash used in operating activities	(271)	(10,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities transactions, net	9,490	(708)
Proceeds from sale of assets	2,088	1,635
Purchase of property and equipment	(7,461)	(8,524)
Purchase of investments and advances	—	(400)
Acquisition of Dressler HF Technik GmbH, net of cash acquired	—	(1,675)

Net cash provided by (used in) investing activities	4,117	(9,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and capital lease obligations	(5,960)	(4,600)
Proceeds from common stock transactions	1,146	908

Net cash used in financing activities	(4,814)	(3,692)

EFFECT OF CURRENCY TRANSLATION ON CASH	(46)	344

DECREASE IN CASH AND CASH EQUIVALENTS	(1,014)	(23,805)
CASH AND CASH EQUIVALENTS, beginning of period	41,522	70,188

CASH AND CASH EQUIVALENTS, end of period	$40,508	$46,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,130	$5,414

Cash paid for income taxes, net	$828	$179

Assets sold for note receivable	$1,912	$1,538

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments, consisting of only normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at June 30, 2004 and December 31, 2003, and the results of their operations for the three- and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003.

     The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on February 24, 2004.

     The preparation of the Company’s condensed consolidated financial statements requires the Company’s management to make certain estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     GOODWILL AND INTANGIBLES — Goodwill and certain other intangible assets with indefinite lives, if present, are not amortized. Instead, goodwill and other indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. For the periods presented, the Company does not have any indefinite-lived intangible assets, other than goodwill. Impairment testing is performed in two steps: (i) the Company assesses goodwill for a potential impairment loss by comparing the fair value of its reporting unit with the carrying value, and (ii) if a potential impairment is indicated because the reporting unit’s fair value is less than its carrying amount, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

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

     Goodwill and other intangible assets consisted of the following as of December 31, 2003:

			Cumulative Effect
	Original	Accumulated	of Changes in		Weighted-average
	Gross Carrying Amount	Amortization	Exchange Rates	Net Carrying Amount	Useful Life (Years)
		(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,304	$(3,906)	$1,544	$4,942	6
Contract-based	9,210	(5,882)	1,709	5,037	4
Other	8,500	(1,409)	2,363	9,454	17

Total amortizable intangibles	25,014	(11,197)	5,616	19,433	11

Goodwill	58,629	—	10,881	69,510

Total goodwill and intangibles	$83,643	$(11,197)	$16,497	$88,943

     Goodwill and other intangible assets consisted of the following as of June 30, 2004:

			Cumulative Effect
	Original	Accumulated	of Changes in		Weighted-average
	Gross Carrying Amount	Amortization	Exchange Rates	Net Carrying Amount	Useful Life (Years)
		(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,304	$(4,592)	$1,458	$4,170	6
Contract-based	7,446	(5,882)	1,606	3,170	4
Other	8,500	(1,872)	2,207	8,835	18

Total amortizable intangibles	23,250	(12,346)	5,271	16,175	12

Goodwill	55,836	—	10,066	65,902

Total goodwill and intangibles	$79,086	$(12,346)	$15,337	$82,077

     Aggregate amortization expense related to other intangible assets for the three-month periods ended June 30, 2004 and 2003 was approximately $1.1 million and $1.2 million, respectively, and approximately $2.3 million for each of the six-month periods ended June 30, 2004 and 2003. Estimated amortization expense related to the Company’s acquired intangible assets fluctuates with changes in exchange rates between the U.S. dollar, the Japanese yen and the euro. Estimated amortization expense for each of the five years from 2004 through 2008 is as follows:

(In thousands)
2004	$4,534
2005	4,452
2006	2,212
2007	1,018
2008	825

     REVENUE RECOGNITION — The Company generally recognizes revenue upon shipment of its products and spare parts, at which time title passes to the customer, as the Company’s shipping terms are FOB shipping point, the price is fixed or determinable and collectability is reasonably assured. Generally, the Company does not have obligations to its customers after its products are shipped other than pursuant to warranty obligations. In limited instances the Company provides installation of its products. In such circumstances in accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables,” the Company allocates revenue based on the fair value of the delivered item, generally the product, and the undelivered item, installation, based on their respective fair values. Revenue related to the undelivered item is deferred until the services have been completed. In certain limited instances, some of the Company’s customers have negotiated product acceptance provisions relative to specific orders. Under these circumstances the Company defers revenue recognition until the related acceptance provisions have been satisfied. Revenue deferrals are reported as customer deposits and deferred revenue in the accompanying condensed consolidated balance sheets.

     In certain instances, the Company requires its customers to pay for a portion or all of their purchases prior to the Company building or shipping these products. Cash payments received prior to shipment are recorded as customer deposits and deferred revenue in the accompanying condensed consolidated balance sheets, and then recognized as revenue upon shipment of the products. The Company does not offer price protections to its customers or generally allow returns, unless covered by its normal policy for repair of defective products.

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

     INCOME TAXES — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. During the third quarter of 2003, the Company recorded valuation allowances against certain of its United States and foreign net deferred tax assets in jurisdictions where the Company has incurred significant losses. Given such experience, the Company’s management could not conclude that it was more likely than not that these net deferred tax assets would be realized. Accordingly, the Company’s management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, was required to place greater weight on the Company’s historical results as compared to projections regarding future taxable income. For the three- and six-month periods ended June 30, 2004, the Company generated income before taxes of approximately $6.3 million and $15.0 million, respectively, and reversed through the provision for income taxes approximately $457,000 and $1.7 million of its valuation allowance in the appropriate tax jurisdictions. The Company will continue to evaluate its valuation allowance on a quarterly basis, and may in the future reverse some portion or all of its valuation allowance and recognize a reduction in income tax expense. A portion of the valuation allowance relates to the benefit from stock-based compensation. Any reversal of valuation allowance from this item will be reflected as an increase in additional paid in capital.

     When recording acquisitions, the Company has recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. For the three- and six-month periods ended June 30, 2004, valuation allowances established in purchase accounting were reversed with a corresponding reduction in goodwill of approximately $1.4 million and $2.6 million, respectively.

     The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. Reversals of valuation allowances recorded in purchase accounting are reflected as a reduction of goodwill in the period of reversal.

     STOCK-BASED COMPENSATION — At June 30, 2004, the Company had three active stock-based compensation plans, which are more fully described in Note 15 of the Company’s Form 10-K for the year ended December 31, 2003. During the second quarter of 2004, by resolution of the Company’s board of directors, the Company terminated its 2002 and 2001 Employee Stock Option Plans. Existing stock options outstanding under the 2002 and 2001 Employee Stock Option Plans remain outstanding according to their original terms. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. With the exception of certain options granted in 1999 and 2000 by a shareholder of Sekidenko prior to its acquisition by the Company (which was accounted for as a pooling of interests), all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation cost is reflected in the Company’s net income (loss). The stock options granted by a shareholder of Sekidenko resulted in deferred compensation that was being recognized as the options vested. The options fully vested during the first quarter of 2004.

     Had compensation cost for the Company’s plans been determined consistent with the fair value-based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) would have changed as indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss):
As reported	$4,470	$(5,774)	$11,394	$(14,364)
Adjustment for stock-based compensation determined under fair value based method for all awards	(2,897)	(3,175)	(5,683)	(6,432)
Less: Compensation expense recognized in net income (loss)	—	122	60	244

As adjusted	$1,573	$(8,827)	$5,771	$(20,552)

Basic earnings (loss) per share:
As reported	$0.14	$(0.18)	$0.35	$(0.45)
As adjusted	0.05	(0.27)	0.18	(0.64)
Diluted earnings (loss) per share:
As reported	$0.13	$(0.18)	$0.34	$(0.45)
As adjusted	0.05	(0.27)	0.17	(0.64)

     Compensation expense for the three-month and six-month periods ended June 30, 2004 and 2003 are presented prior to income tax effects due to the Company recording valuation allowances against certain deferred tax assets in 2003 (see Income Taxes). Cumulative compensation cost recognized with respect to options that are forfeited prior to vesting is reflected as a reduction of compensation expense in the period of forfeiture. Compensation expense related to awards granted under the Company’s Employee Stock Purchase Plan (“ESPP”) is estimated until the period in which settlement occurs, as the number of shares of common stock awarded and purchase price are not known until settlement.

     For SFAS No. 123 purposes, the fair value of each option grant and purchase right granted under the ESPP are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
OPTIONS:
Risk-free interest rates	2.74%	2.91%	2.97%	2.91%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	3.2 years	3.0 years	3.0 years	2.9 years
Expected volatility	76.03%	89.76%	76.34%	90.21%
ESPP:
Risk-free interest rates	1.22%	1.42%	1.16%	1.52%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	69.09%	82.48%	70.48%	85.65%

     Based on the Black-Scholes option pricing model, the weighted-average estimated fair value of employee stock option grants was $10.23 and $4.51 for the three months ended June 30, 2004 and 2003, respectively, and was $11.00 and $4.83 for the six months ended June 30, 2004 and 2003, respectively. The weighted-average estimated fair value of purchase rights granted under the ESPP was $5.29 and $4.70 for the three months ended June 30, 2004 and 2003, respectively, and was $5.35 and $4.69 for the six months ended June 30, 2004 and 2003, respectively.

     WARRANTY POLICY — The Company offers warranty coverage for its products for periods ranging from 12 to 60 months after shipment, with the majority of its products ranging from 18 to 24 months. The Company estimates the anticipated costs of repairing products under warranty based on the historical cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. The Company’s determination of the appropriate level of warranty accrual is subjective and based on estimates. The industries in which the Company operates are subject to rapid technological change and, as a result, the Company periodically introduces newer, more complex products, which tend to result in increased warranty costs. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sales. The Company recorded warranty charges of $3.1 million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively, and $5.5 million and $3.7 million for the six months ended June 30, 2004 and 2003, respectively.

     The following table summarizes the activity in our warranty reserve during the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Balance at beginning of period	$6,511	$8,343	$6,612	$9,402
Additions charged to expense	3,139	1,602	5,459	3,671
Deductions	(3,219)	(2,574)	(5,640)	(5,702)

Balance at end of period	$6,431	$7,371	$6,431	$7,371

     RESTRUCTURING COSTS — Restructuring charges include the costs associated with actions taken by the Company in response to general economic and industry downturns and as a result of the ongoing execution of the Company’s strategy, primarily the continued expansion of the Company’s China manufacturing facility. These charges consist of costs that are incurred to exit an activity or cancel an existing contractual obligation, including the closure of facilities and employee termination related charges.

     In the first quarter of 2004, the Company recorded restructuring charges of $220,000 primarily consisting of the recognition of expense for involuntary employee termination benefits associated with the headcount reduction of approximately 34 employees in the Company’s U.S. operations. All effected employees were terminated prior to March 31, 2004. In the second quarter of 2004, the Company recorded restructuring charges of $187,000 primarily consisting of the recognition of expense for involuntary employee termination benefits associated with the headcount reduction of 12 employees in the U.S. operations. These 12 employees were terminated prior to June 30, 2004.

     At June 30, 2004, and December 31, 2003, outstanding restructuring liabilities were approximately $1.6 million and $3.2 million, respectively.

The following table summarizes the components of the restructuring charges, the payments and non-cash charges, and the remaining accrual as of June 30, 2004:

	Employee Severance	Facility	Total
	and Termination	Closure	Restructuring
	Costs	Costs	Charges
		(In thousands)
Accrual balance December 31, 2002	$1,607	$4,382	$5,989
First quarter 2003 restructuring charge	1,509	—	1,509
Second quarter 2003 restructuring charge	670	98	768
Third quarter 2003 restructuring charge	704	307	1,011
Fourth quarter 2003 restructuring charge	994	24	1,018

Total restructuring charges 2003	3,877	429	4,306
Payments in 2003	(4,924)	(2,196)	(7,120)

Accrual balance December 31, 2003	560	2,615	3,175
First quarter 2004 restructuring charge	220	—	220
Second quarter 2004 restructuring charge	187	—	187
Payments in 2004	(840)	(1,158)	(1,998)

Accrual balance June 30, 2004	$127	$1,457	$1,584

     FOREIGN CURRENCY TRANSLATION — The functional currency of the Company’s foreign subsidiaries is their local currency, with the exception of the Company’s manufacturing facility in China where the United States dollar is currently the functional currency. Assets and liabilities of international subsidiaries are translated to United States dollars at period-end exchange rates, and statement of operations activity and cash flows are translated at average exchange rates during the period. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

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

     The Company recognized a foreign currency loss of $21,000 and a gain of $80,000 for the three- and six-month periods ended June 30, 2004, respectively, and gains of $87,000 and $9,000 for the three- and six-month periods ended June 30, 2003, respectively.

     EARNINGS PER SHARE — Basic Earnings Per Share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable and stock options) had been converted to such common shares, and if such assumed conversion is dilutive. For the three and six months ended June 30, 2004 and 2003, certain stock options outstanding and the conversion of the Company’s convertible subordinated notes payable were not included in this calculation because to do so would be anti-dilutive. Due to the Company’s net loss for the three and six months ended June 30, 2003, basic and diluted EPS are the same, as the assumed conversion of all potentially dilutive securities would be anti-dilutive. Potential shares of common stock issuable under options and warrants for common stock at June 30, 2004 and 2003 were approximately 4.3 million and 3.9 million, respectively. Potential shares of common stock issuable upon conversion of the Company’s convertible subordinated notes payable were 5.4 million at June 30, 2004 and 2003.

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Earnings (loss) per common share
Net income (loss)	$4,470	$(5,774)	$11,394	$(14,364)
Weighted average common shares outstanding	32,644	32,206	32,612	32,183

Earnings (loss) per common share	$0.14	$(0.18)	$0.35	$(0.45)

Earnings (loss) per common share—assuming dilution
Net income (loss)	$4,470	$(5,774)	$11,394	$(14,364)
Weighted average common shares outstanding	32,644	32,206	32,612	32,183
Effect of dilutive securities:
Stock options	543	—	823	—
Convertible subordinated debt	—	—	—	—

Potentially dilutive common shares	543	—	823	—

Adjusted weighted average common shares outstanding	33,187	32,206	33,435	32,183

Earnings (loss) per common share—assuming dilution	$0.13	$(0.18)	$0.34	$(0.45)

     RECLASSIFICATIONS — Certain prior period amounts have been reclassified to conform to the current period presentation.

(2) MARKETABLE SECURITIES

     MARKETABLE SECURITIES consisted of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Commercial paper	$50,895	$40,792
Municipal bonds and notes	26,357	46,762
Institutional money markets	6,628	5,816

Total marketable securities	$83,880	$93,370

     These marketable securities are stated at period end market value. The commercial paper consists of high credit quality, short-term money market common and preferreds with maturities or reset dates of approximately 120 days or less.

(3) ACCOUNTS RECEIVABLE

     ACCOUNTS RECEIVABLE consisted of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Domestic	$31,691	$17,100
Foreign	44,481	41,359
Allowance for doubtful accounts	(1,377)	(1,303)

Trade accounts receivable	74,795	57,156
Other	4,230	4,771

Total accounts receivable	$79,025	$61,927

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

	June 30,	December 31,
	2004	2003
	(In thousands)
Parts and raw materials	$59,620	$47,120
Work in process	6,430	4,385
Finished goods	17,670	14,198

Total inventories	$83,720	$65,703

(5) STOCKHOLDERS’ EQUITY

     STOCKHOLDERS’ EQUITY consisted of the following (in thousands, except par value):

	June 30,	December 31,
	2004	2003
	(In thousands)
Common stock, $0.001 par value, 70,000 shares authorized, 32,675 and 32,573 shares issued and outstanding, respectively	$33	$33
Additional paid-in capital	143,813	142,667
Retained earnings (deficit)	11,346	(48)
Deferred compensation	—	(60)
Unrealized holding gains on available-for-sale securities, net of tax	1,531	1,491
Cumulative translation adjustments, net of tax	6,760	7,751

Total stockholders’ equity	$163,483	$151,834

(6) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the Company consists of net income (loss), foreign currency translation adjustments and net unrealized holding gains on available-for-sale marketable securities as presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$4,470	$(5,774)	$11,394	$(14,364)
Adjustment to arrive at comprehensive net income (loss), net of taxes:
Unrealized holding gain on available-for-sale marketable securities	236	836	334	747
Reclassification adjustment for amounts included in net income related to sales of securities	—	—	(294)	—
Cumulative translation adjustments	(1,926)	736	(991)	1,428

Comprehensive net income (loss)	$2,780	$(4,202)	$10,443	$(12,189)

(7) CONVERTIBLE SUBORDINATED NOTES PAYABLE

     The Company has approximately $121.5 million of 5.0% convertible subordinated notes outstanding (“5.0% Notes”). These notes mature September 1, 2006, with interest payable on March 1st and September 1st of each year. At June 30, 2004, approximately $2.0 million of interest expense related to the 5.0% Notes was accrued as a current liability.

     The Company has approximately $66.2 million of 5.25% convertible subordinated notes outstanding (“5.25% Notes”). These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year. At June 30, 2004, approximately $435,000 of interest expense related to the 5.25% Notes was accrued as a current liability.

     (8) COMMITMENTS AND CONTINGENCIES

     GUARANTEES

     The Company has committed to purchase approximately $13.3 million of parts, components and subassemblies from various suppliers during 2004. These inventory purchase obligations consist of minimum purchase commitments to ensure the Company has an adequate supply of critical components to meet the demand of its customers. The Company believes that these purchase commitments will be consumed in its on-going operations during 2004 or early 2005.

     DISPUTES AND LEGAL ACTIONS

     The Company is involved in disputes and legal actions arising in the normal course of its business. Currently and historically, the Company’s most significant legal actions have involved the application of patent law to complex technologies and intellectual property. The determination of whether such technologies infringe upon the Company’s or others’ patents is highly subjective. This high level of subjectivity introduces substantial additional risk with regard to the outcome of the Company’s disputes and legal actions related to intellectual property. While the Company currently believes that the amount of any ultimate potential loss for currently-known matters would not be material to the Company’s financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial position or reported results of operations in a particular period. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company’s inability to ship products or components found to have violated third-party patent rights. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

     In April 2003, the Company filed a claim in the United States District Court for the District of Colorado seeking a declaratory ruling that its new plasma source products Xstream™ With Active Matching Network™ (“Xstream Products”) are not in violation of U.S. Patents held by MKS Instruments, Inc. (“MKS”). This case was transferred by the Colorado court to the United States District Court for the District of Delaware for consolidation with a patent infringement suit filed in that court by MKS in May 2003, alleging that the Company’s Xstream Products infringe five patents held by MKS. The Company believes that the Delaware court, in its May 2002 judgment in prior litigation between the Company and MKS, clearly defined the limits of the MKS technology. The Company specifically designed its Xstream Products not to infringe MKS’s patents, with the advice of a team of independent experts. In February 2004, the Delaware court restated its rulings on the construction of claims in the MKS patents consistent with its holding in the prior litigation. On July 23, 2004, a jury returned a verdict of infringement of three MKS patents, which did not stipulate damages. The court has not enjoined the Company from selling the Xstream Products. The Company has filed to have the verdict set aside based upon defects in the trial, and intends to lodge additional grounds for post-trial relief from the verdict. The Company also intends to assert vigorously its remaining defenses against the MKS complaint that have not yet been heard by the court. Potential liability, if any, resulting from the jury verdict is indeterminable at this time, and therefore no amount has been accrued by the Company.

     On June 2, 2004, MKS filed a petition in District Court in Munich, Germany,

alleging infringement by the Company’s Xstream Products of a counterpart German patent owned by MKS. On August 4, 2004, the German court dismissed MKS’s petition and assessed costs of the proceeding against MKS.

     On July 12, 2004, the Company filed a complaint in the United States District Court for the District of Delaware against MKS alleging that MKS’s Astron reactive gas source products infringe Advanced Energy’s U.S. Patent No. 6,046,546. Advanced Energy intends to enforce vigorously its intellectual property rights in this action.

     On September 17, 2001, Sierra Applied Sciences, Inc. (“Sierra”) filed for declaratory judgment asking the U.S. District Court for the District of Colorado to rule that its products did not infringe the Company’s U.S. patent no. 5,718,813 and that the patent was invalid. On March 24, 2003, the Court granted the Company’s motion to dismiss the case for lack of subject matter jurisdiction. The Court of Appeals for the Federal Circuit affirmed the dismissal on April 13, 2004 as to all of Sierra’s current activities, but remanded for findings related to past sales of older products. A dismissal or settlement of these remaining issues is anticipated to occur prior to the end of the third quarter of 2004.

(9) FOREIGN OPERATIONS

     The Company has operations in the U.S., Europe and Asia Pacific. The following is a summary of the Company’s operations by region:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
Sales:
Originated and sold in the U.S.	$59,070	$27,958	$117,872	$57,376
Originated in U.S. and sold outside the U.S.	15,096	10,092	28,596	16,531
Originated in Europe and sold in the U.S.	—	—	112	—
Originated in Europe and sold outside the U.S.	8,436	6,123	16,948	11,120
Originated in Asia Pacific and sold outside the U.S.	26,267	18,773	49,828	34,077

	$108,869	$62,946	$213,356	$119,104

Income (loss) from operations:
U.S.	$4,428	$(7,333)	$7,610	$(16,140)
Europe	286	366	898	(28)
Asia Pacific	5,230	764	12,616	(1,336)
Intercompany eliminations	(1,190)	(622)	(2,560)	(206)

	$8,754	$(6,825)	$18,564	$(17,710)

	June 30,	December 31,
(In thousands)	2004	2003
Identifiable assets:
U.S.	$461,661	$424,661
Europe	43,496	48,150
Asia Pacific	273,186	210,585
Intercompany eliminations	(344,718)	(268,665)

	$433,625	$414,731

Intercompany sales among the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.

(10) SUPPLEMENTAL CASH FLOW DISCLOSURES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements

     The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. These risks and uncertainties are described below and in other filings we make with the Securities and Exchange Commission, including our annual report on Form 10-K filed on February 24, 2004. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. We assume no obligation to update any forward-looking statements or the reasons why our actual results might differ.

Risks and Uncertainties

     We have invested significant human and financial resources to establish a manufacturing facility in China and transition our supply base to Tier 1 Asian suppliers, but might not be able to achieve the intended benefits as quickly as anticipated, or at all.

     As part of our strategy to continually improve our operating cash flow, we are relying on lower labor and component costs associated with our new China-based manufacturing facility and transition to Tier 1 Asian suppliers. During the transition period, we are operating duplicate manufacturing facilities, which is negatively affecting our gross margin. By the end of 2004, we expect to have transitioned approximately 60% to 70% of our Power and Flow Control manufacturing production to China based on current expected demand. This strategy involves significant risks, including:

•	Our customers may not accept products manufactured at our Chinese facility;

•	Certain major customers have strict “copy exact” requirements which may delay or prevent acceptance of lower-cost components from Tier 1 Asian suppliers;

•	We may face health-related risks, such as outbreaks of diseases, in the Asian countries in which we have manufacturing, distribution or sales facilities and the adverse impact of any quarantine or closure of such facilities;

•	We may not be able to attract and retain key personnel in our Chinese facility;

•	We may incur significant costs to test and repair products manufactured in our China facility to mitigate the risk of shipping lower-quality products to our customers;

•	The Chinese government may allow the yuan to float against the U.S. dollar, which could significantly increase our operating costs; and

•	The transition may disrupt our United States employee base.

     In addition to these risks, we may not be able to comply successfully with China’s governmental regulations. The regulatory environment in China is evolving, and officials in the Chinese government often exercise discretion in deciding how to interpret and apply applicable regulations. Consequently, actions by Chinese governmental regulators may limit or adversely affect our ability to conduct business in China.

     Our inability to manage these risks among others could significantly impact our goal to improve our operating cash flow, as well as result in significant costs, expenditures, asset impairments and potentially damage our relationships with existing and prospective customers.

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

     Our 5.0% convertible subordinated notes with a principal balance of $121.5 million are due September 1, 2006, and our 5.25% convertible subordinated notes with a principal balance of $66.2 million are due November 15, 2006. Our 5.0% notes are convertible into common stock at $29.83 per share. Our 5.25% notes are convertible into common stock at $49.53 per share. On August 2, 2004, the closing price of our common stock on the Nasdaq National Market was $9.87 per share.

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

     At June 30, 2004, our cash, cash equivalents and marketable securities totaled approximately $124.4 million reflecting a decrease of $10.5 million from December 31, 2003. If we are unable to generate sufficient additional cash from operations, through disposal of certain assets or from a capital offering prior to the maturity of the notes, we will be unable to repay the notes when they become due. If we are unable to repay the notes, the trustee of the notes will have the right to bring judicial proceedings against us to enforce the note holders’ rights, including the right to repayment prior and in preference to our common stockholders.

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

     Intellectual property litigation is costly. MKS Instruments, Inc. filed a patent infringement suit against us in the United States District Court in Wilmington, Delaware in May 2003, and a counterpart action in Germany in June 2004, alleging that our Xstream™ With Active Matching Network™ products infringe patents held by MKS. In July 2004, a jury returned a verdict of infringement of three MKS patents in the U.S. litigation, which did not stipulate damages. The court has not enjoined us from selling the Xstream Products. We have filed to have the verdict set aside based upon defects in the trial, and intend to lodge additional grounds for post-trial relief from the verdict. We also intend to assert vigorously our remaining defenses against the MKS complaint that have not yet been heard by the court. In July 2004, we filed a patent infringement suit against MKS and intend to enforce vigorously our own patent rights. On August 4, 2004, the German court dismissed MKS's petition and assessed costs of the proceeding against MKS. As a result of these claims and any other future litigation, we may incur litigation costs that are material to our financial condition and results of operations. Additionally, a final adverse determination in the MKS or any future litigation could cause us to lose proprietary rights, subject us to significant fines or liabilities to third parties, require us to seek licenses or alternative technologies from others or prevent us from manufacturing or selling our products and impact future revenue. Any of these events could adversely affect our business, financial condition and results of operations.

     Our quarterly and annual operating results fluctuate significantly and are difficult to predict.

     Beginning in 2001 and through late 2003, demand for our products from the semiconductor capital equipment industry declined substantially from its peak in 2000, and we incurred significant losses each quarter from the second quarter of 2001 through the fourth quarter of 2003. While we were able to generate net income of $6.9 million and $4.5 million in the first and second quarters of 2004, respectively, the markets that we serve, particularly the semiconductor industry, are highly cyclical. Due to the highly cyclical nature of the semiconductor industry we may be unable to maintain sustained profitability. A failure on our part to maintain or increase our revenue and contain our expenditures will cause our liquidity to suffer and could cause the price of our securities to decline.

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

     The semiconductor and semiconductor capital equipment industries are highly cyclical, which impacts our operating results.

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

     Our ten largest customers accounted for 63% and 53% of our total sales during the three-month periods ended June 30, 2004 and 2003, respectively, and 60% and 52% for the six-month periods ended June 30, 2004 and 2003, respectively. Our largest customer, Applied Materials, accounted for 31% and 18% of our total sales during the three-month periods ended June 30, 2004 and 2003, respectively, and 29% and 21% for the six-month periods ended June 30, 2004 and 2003, respectively. The loss of any of our significant customers or a material reduction in any of their purchase orders would significantly harm our business, financial condition and results of operations.

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

     For the three-month periods ended June 30, 2004 and 2003, our sales to customers outside the United States were approximately 46% and 56%, respectively, and for the six-month periods ended June 30, 2004 and 2003, our sales to customers outside the United States were approximately 45% and 52%, respectively. Our success in competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

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

     In recent years, we have experienced higher than expected levels of warranty costs on certain products. We have been required to repair, rework and, in some cases, replace these products. Our warranty costs generally increase when we introduce newer, more complex products. We recorded warranty expense of approximately $3.1 million and $1.6 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $5.5 million and $3.7 million for the six-month periods ended June 30, 2004 and 2003, respectively. If such levels of warranty costs persist or increase in the future, our financial condition and results of operations will be adversely affected.

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

     Douglas S. Schatz, our Chief Executive Officer, owned approximately 31% of our common stock outstanding as of August 2, 2004. This stockholding gives Mr. Schatz significant voting power. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to control our business affairs for the foreseeable future in a manner with which our stockholders may not agree.

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

   OVERVIEW

     We design, manufacture and support a group of key components and subsystems primarily for vacuum process systems. Our primary products are complex power conversion and control systems used primarily in deposition or etch processes. Our products also control the flow of gases into the process chambers, provide thermal sensing within the chamber, deposit and clean the chamber. Our customers use our products in plasma-based thin-film processing equipment that is essential to the manufacture of, among other things:

•	Semiconductor devices for electronics applications;

•	Flat-panel displays for hand-held devices and computer and television screens;

•	Compact discs, DVDs and other digital storage media;

•	Optical coatings for architectural glass, eyeglasses and solar panels; and

•	Industrial laser and medical applications.

     We also sell spare parts and repair services worldwide through our customer service and technical support organization.

     We provide solutions to a diversity of markets and geographic regions. However, we are focused on the semiconductor capital equipment industry, which accounted for approximately 64% and 60% of our sales in the three-month periods ended June 30, 2004 and 2003, respectively, and 65% and 59% in the six-month periods ended June 30, 2004 and 2003, respectively. We expect future sales to the semiconductor capital equipment industry to represent approximately 55% to 70% of our total revenue, depending upon the strength or weakness of industry cycles.

     In mid 2003, the semiconductor capital equipment industry entered the early stages of a return to higher product demand, and in the first and second quarters of 2004, we generated net income of approximately $6.9 million and $4.5 million, respectively.

     In April 2003, we opened our 88,000 square-foot manufacturing facility in Shenzhen, China. By the end of 2004, we expect to have transitioned approximately 60% to 70% of our Power and Flow Control manufacturing production to China, based on current expected demand. During the transition period we are running duplicate manufacturing facilities, which is placing pressure on our gross margin.

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

     Management is focused on improving gross and operating margins and believes that as the transition to China-based manufacturing and shift to Tier 1 suppliers progresses further our margins will improve. However, with continued competitive pricing pressures a return to historic gross and operating margin levels will be difficult to achieve.

Results of Operations

   SALES

     The following tables summarize our unaudited net sales and percentages of net sales by customer type for the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(In thousands)
Semiconductor capital equipment	$70,190	$37,783	$139,179	$70,861
Data storage	9,856	8,263	18,479	12,146
Flat panel display	12,942	5,247	23,546	11,933
Advanced product applications	15,881	11,653	32,152	24,164

	$108,869	$62,946	$213,356	$119,104

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Semiconductor capital equipment	64%	60%	65%	59%
Data storage	9	13	9	11
Flat panel display	12	8	11	10
Advanced product applications	15	19	15	20

	100%	100%	100%	100%

     The following tables summarize our unaudited net sales and percentages of net sales by geographic region for the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(In thousands)
United States and Canada	$59,070	$27,959	$117,984	$57,377
Europe	18,990	13,614	34,862	23,056
Asia Pacific	30,520	21,232	59,934	38,530
Rest of world	289	141	576	141

	$108,869	$62,946	$213,356	$119,104

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States and Canada	54%	44%	55%	48%
Europe	18	22	17	19
Asia Pacific	28	34	28	33
Rest of world	—	—	—	—

	100%	100%	100%	100%

     Sales were $108.9 million in the second quarter of 2004 and $62.9 million in the second quarter of 2003, representing an increase of 73%. Sales were $213.4 million in the first six months of 2004 and $119.1 million in the first six months of 2003, representing an increase of 79%.

     According to a leading industry research firm, sales of semiconductor capital equipment have grown at a compounded annual growth rate in excess of 11% over the past 30 years. However, the industry is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry increased by approximately 86% from the second quarter of 2003 to the second quarter of 2004, and 96% from the first six months of 2003 to the first six months of 2004, primarily driven by the recovery of the semiconductor and semiconductor capital equipment industries. Sales to our largest semiconductor capital equipment customers represented the majority of the increased sales volume.

     Applied Materials, Inc. is our largest customer and accounted for 31% and 18% of our sales for the three months ended June 30, 2004 and 2003, respectively, and 29% and 21% of our sales for the six months ended June 30, 2004 and 2003, respectively. No other customer accounted for more than 10% during these periods.

     Our sales to the data storage, flat panel display and advanced product applications markets increased by 19%, 147% and 36%, respectively, from the second quarter of 2003 to the second quarter of 2004, and increased by 52%, 97% and 33%, respectively, from the six months ended June 30, 2003 to the six months ended June 30, 2004. This growth is primarily attributed to order trends and the general expansion of end customer products including large flat panel displays, liquid crystal displays, DVD applications and applications dependent upon industrial coatings.

     Looking forward to the remainder of 2004, there is no assurance that our revenue will remain consistent with, or increase from, the levels experienced during the three- and six-months ended June 30, 2004. Changes in the macroeconomic environment, semiconductor supply and demand, and other changes that are beyond our control introduce significant uncertainty into our forecasts. Our average selling prices may also decline across all of our markets due to cost reduction initiatives by our major customers.

   GROSS MARGIN

     Our gross margin was 34.0% and 32.2% for the three months ended June 30, 2004 and 2003, respectively, and was 35.3% and 32.1% for the six months ended June 30, 2004 and 2003, respectively. Our gross margin improved from the 2003 periods to the 2004 periods primarily due to our cost reduction measures, including our ongoing efforts to transition a portion of our manufacturing capacity to China and our supply base to Tier 1 Asian suppliers, as well as improved absorption of fixed costs due to the higher sales base. Particularly in the second quarter of 2004, gross margin was negatively impacted by product mix. We experienced higher demand for two specific product groups that currently have lower gross margin than our corporate average. These product lines are in transition to China and other cost reduction initiatives are in place to mitigate their impact in the future. The transition of a portion of our manufacturing capacity to China has required us to operate duplicative manufacturing facilities and management and procurement teams which during the 2004 periods negatively impacted our gross margin. While we expect the transition of a portion of our production to China and our move to Tier 1 Asian suppliers will improve our gross margins in future periods, factors that could cause our gross margins to be negatively impacted include, but are not limited to the following:

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

     Our warranty charges for the three months ended June 30, 2004 and 2003 were approximately $3.1 million and $1.6 million, respectively. Our warranty charges for the six months ended June 30, 2004 and 2003 were $5.5 million and $3.7 million, respectively. These charges represented approximately 2.9% and 2.5% of sales for the three months ended June 30, 2004 and 2003, respectively, and 2.6% and 3.1% of sales for the six months ended June 30, 2004 and 2003, respectively.

     The following table summarizes the activity in our warranty reserve during the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Balance at beginning of period	$6,511	$8,343	$6,612	$9,402
Additions charged to expense	3,139	1,602	5,459	3,671
Deductions	(3,219)	(2,574)	(5,640)	(5,702)

Balance at end of period	$6,431	$7,371	$6,431	$7,371

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

     Our research and development expenses were $12.8 million and $12.6 million for the three months ended June 30, 2004 and 2003, respectively, and were $26.2 million and $25.9 million for the six months ended June 30, 2004 and 2003, respectively. As a percentage of sales, research and development expenses decreased from 19.9% for the three months ended June 30, 2003 to 11.8% for the three months ended June 30, 2004, and from 21.8% for the six months ended June 2003 to 12.3% for the six months ended June 30, 2004, due to the higher sales base. We expect our research and development expenses for the second half of 2004 to be in line with the first half of 2004.

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

     Sales and marketing expenses were $8.0 million and $8.3 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, sales and marketing expenses were $16.0 million and $16.6 million, respectively. The 3.0% and 3.3% decreases in sales and marketing expenses for the three- and six-month periods ended June 30 are primarily due to a reduction of our sales and marketing headcount and investment in demonstration and customer service equipment, partially offset by the variable component of sales commissions. As a percentage of sales, sales and marketing expenses decreased from 13.1% for the three months ended June 30, 2003 to 7.4% for the three months ended June 30, 2004, and from 13.9% for the six months ended June 30, 2003 to 7.5% for the six months ended June 30, 2004, due to our cost reduction measures and the higher sales base. We expect our sales and marketing expenses for the third quarter to increase due to our participation in a planned trade show and related expenses and commissions.

   GENERAL AND ADMINISTRATIVE EXPENSES

     Our general and administrative expenses support our worldwide corporate, legal, patent, tax, financial, corporate governance, administrative, information systems and human resource functions in addition to our general management. General and administrative expenses were $7.2 million for the three months ended June 30, 2004, and $5.5 million for the three months ended June 30, 2003. General and administrative expenses were $14.1 million in the first six months of 2004 and $11.1 million in the first six months of 2003. The 30.5% and 26.8% increases in general and administrative expenses from the three- and six-month periods in 2003 to the comparable periods in 2004 were primarily due to legal fees associated with our ongoing patent litigation, increased health insurance premiums, costs associated with the Company’s efforts to comply with the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002, and salary increases. As a percentage of sales, general and administrative expenses decreased from 8.8% for the three months ended June 30, 2003 to 6.6% for the three months ended June 30, 2004, and from 9.4% for the six months ended June 30, 2003 to 6.6% for the six months ended June 30, 2004 due to the higher sales base. We expect our general and administrative expenses to continue to increase through the remainder of 2004 due to the Company’s efforts to comply with the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002.

   RESTRUCTURING CHARGES

     At the end of 2002, we announced major changes in our operations to occur through the end of 2003. These included establishing a manufacturing facility in China, consolidating worldwide sales forces, a move to Tier 1 suppliers primarily in Asia and the intention to close or sell certain facilities. Associated with the above plan, we recorded charges totaling approximately $1.5 million in the first quarter of 2003 primarily associated with manufacturing and administrative personnel headcount reductions in our Japanese operations. In accordance with Japanese labor regulations we offered voluntary termination benefits to all of our Japanese employees. The voluntary termination benefits were accepted by 36 employees, with termination dates in the second quarter of 2003. All termination benefits were paid in the second quarter of 2003.

     In the second quarter of 2003, our restructuring charges consisted primarily of the involuntary termination of 55 manufacturing and administrative personnel in our U.S. operations. Certain of the employees were terminated and paid prior to the end of the second quarter of 2003, which resulted in restructuring charges, including facilities-related costs, totaling approximately $768,000 for the three months ended June 30, 2003.

     In the first quarter of 2004, we recorded restructuring charges of approximately $220,000 primarily consisting of the recognition of expense for involuntary employee termination benefits associated with the headcount reduction of 34 employees in our U.S. operations. These 34 employees were terminated prior to March 31, 2004.

     In the second quarter of 2004, restructuring charges of approximately $187,000 were recorded primarily consisting of the recognition of expense for involuntary employee termination benefits associated with an additional headcount reduction of 12 employees in our U.S. operations. These 12 employees were terminated prior to June 30, 2004.

   OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.

     Interest income was approximately $356,000 in the second quarter of 2004 and $444,000 in the second quarter of 2003. Interest income was approximately $785,000 in the first six months of 2004 and $964,000 in the first six months of 2003. The decreases in interest income were due to our lower level of investment in marketable securities resulting from our use of a portion of our cash reserves to fund our operations and invest in our Chinese manufacturing facility.

     Interest expense consists principally of interest on our convertible subordinated notes, on borrowings under capital lease facilities and senior debt, and amortization of our deferred debt issuance costs. Interest expense was approximately $2.8 million for both the second quarter of 2004 and 2003, and $5.6 million for both the first six months of 2004 and 2003.

     Our foreign subsidiaries’ sales are primarily denominated in currencies other than the U.S. dollar. We recorded a net foreign currency loss of $21,000 in the second quarter of 2004 and a gain of $87,000 in the second quarter of 2003. We recorded net foreign currency gains of $80,000 and $9,000 for the first six months of 2004 and 2003, respectively.

     Other income was $1.1 million for the first six months of 2004, consisting primarily of the sale of a portion of a marketable equity security for a gain of $703,000 and the sale of our Noah chiller business for a gain of $404,000. Other expense was $437,000 for the first six months of 2003.

     (PROVISION) BENEFIT FOR INCOME TAXES

     The income tax provision for the three- and six-month periods ended June 30, 2004 was $1.9 million and $3.6 million, respectively, representing an effective rate of 29% and 24%, respectively. Such provisions are attributed to taxable income generated in foreign jurisdictions. The income tax benefit for the three- and six-month periods ended June 30, 2003 was $3.4 million and $8.4 million, respectively, representing an effective rate of 37% for both periods.

     During the third quarter of 2003, we recorded valuation allowances against certain of our United States and foreign net deferred tax assets in jurisdictions where we have incurred significant losses. Given such experience, management could not conclude that it was more likely than not that these net deferred tax assets would be realized. Accordingly, management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, was required to place greater weight on our historical results as compared to projections regarding future taxable income. For the three- and six-month periods ended June 30, 2004, the Company generated income before taxes of approximately $6.3 million and $15.0 million, respectively, and reversed through the provision for income taxes approximately $457,000 and $1.7 million of its valuation allowance in the appropriate tax jurisdictions. We will continue to evaluate the valuation allowance on a quarterly basis, and may in the future reverse some portion or all of our valuation allowance and recognize a reduction in income tax expense. A portion of the valuation allowance relates to the benefit from stock-based compensation. Any reversal of valuation allowance from this item will be reflected as a component of stockholders’ equity.

     When recording acquisitions, we have recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Reversals of valuation allowances recorded in purchase accounting are reflected as a reduction of goodwill in the period of reversal. For the three- and six-month periods ended June 30, 2004, valuation allowances established in purchase accounting were reversed with a corresponding reduction in goodwill of approximately $1.4 million and $2.6 million, respectively.

     Due to the valuation allowances we recorded in 2003, and expectations of taxable income in foreign jurisdictions, we expect our 2004 effective tax rate to be approximately

24% for the second half of 2004, subject to variations in the relative earnings or losses in the tax jurisdictions in which we have operations.

Liquidity and Capital Resources

     At June 30, 2004, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $124.4 million, and a credit facility consisting of a $25 million revolving line of credit, none of which was outstanding at June 30, 2004. Advances under the revolving line of credit would bear interest at the prime rate (4.25% at August 2, 2004) minus 1% and would be due and payable in May 2005. If we draw on this line of credit, we would be subject to covenants that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends. We were in compliance with all such covenants at June 30, 2004.

     During the first six months of 2004, our cash, cash equivalents and marketable securities decreased $10.5 million from $134.9 million at December 31, 2003. At June 30, 2004, the total amount outstanding under our 5.0% Notes and our 5.25% Notes was $187.7 million. In 2006, when these convertible subordinated notes become due, it is possible we may need substantial funds to repay such debt. Our 5.0% Notes with a principal balance of $121.5 million are due September 1, 2006, and our 5.25% Notes with a principal balance of $66.2 million are due November 15, 2006. Our 5.0% Notes are convertible into common stock at $29.83 per share, and our 5.25% Notes are convertible into common stock at $49.53 per share. On August 2, 2004, the closing price of our common stock was $9.87 per share. We may be unable to refinance the debt on favorable terms or at all.

     We may raise capital during 2004 by issuing common stock, convertible or other debt securities, or a combination thereof. Such proceeds would be used to realign our capital structure and provide liquidity for future semiconductor capital equipment up-cycles. However, such sources of liquidity may not be available to us on acceptable terms, or at all.

     We have historically financed our operations and capital requirements through a combination of cash provided by operations, the issuance of long-term debt and common stock, bank loans, capital lease obligations and operating leases. However, we have not sustained positive cash flow from operations since 2001.

     The Company has committed to purchase approximately $13.3 million of parts, components and subassemblies from various suppliers during 2004. These inventory purchase obligations consist of minimum purchase commitments to ensure the Company has an adequate supply of critical components to meet the demand of its customers. The Company believes that these purchase commitments will be consumed in its on-going operations during 2004 or early 2005.

     Operating activities used cash of $271,000 in the first six months of 2004, reflecting our net income of $11.4 million increased by non-cash items of $11.5 million and offset by net working capital changes of approximately $23.1 million. Non-cash items during this period primarily consisted of the following:

•	Depreciation and amortization of $9.9 million;

•	Amortization of deferred debt issuance costs of $550,000;

•	Provision for deferred income taxes of $2.1 million;

•	A gain on the sale of our Noah chiller assets of $404,000; and

•	A gain on the sale of a marketable security investment of $703,000.

     Net working capital changes during the first six months of 2004 used cash of $23.1 million and primarily consisted of the following:

•	An increase in accounts receivable of $18.1 million. We expect our accounts receivable to remain high during 2004 if industry conditions continue to stabilize;

•	An increase in inventory of $19.3 million, due to the establishment of our China-based manufacturing facility and increased production volumes to meet customer contractual inventory levels and customer delivery requirements;

•	A $16.7 million increase in trade accounts payable, which was primarily incurred to finance our inventory purchases; and

•	A $4.8 million decrease in customer deposits and other accrued expenses.

     Operating activities used cash of $10.8 million in the first six months of 2003, reflecting our net loss of $14.4 million partially offset by non-cash items of $4.7 million and increased by net working capital changes of approximately $1.1 million. Non-cash items during this period primarily consisted of the following:

•	Depreciation and amortization of $12.4 million;

•	Amortization of deferred debt issuance costs of $550,000;

•	A benefit for deferred income taxes of $9.5 million; and

•	A loss on the disposal of property and equipment of $860,000.

     Net working capital changes during the first six months of 2003 used cash of $1.1 million and primarily consisted of the following:

•	A $1.1 million increase in accounts receivable;

•	A $1.2 million decrease in other current assets;

•	A $2.9 million increase in demonstration and customer service equipment;

•	A $2.8 million increase in trade accounts payable; and

•	A $1.9 million decrease in customer deposits and other accrued expenses.

     Our near-term future operating activities may continue to use cash. Periods of rapidly increasing sales may cause increased working capital requirements, thereby requiring the use of cash to fund our operations.

     Investing activities generated cash of $4.1 million in the first six months of 2004 and primarily consisted of the net sale of $9.5 million of marketable securities, proceeds from the sale of our Noah chiller assets of $797,000, and proceeds from the sale of a portion of a marketable security investment of $1.3 million, partially offset by the purchase of equipment for $7.5 million. We expect to spend approximately $6.5 million to $7.5 million for the purchase of property and equipment during the remainder of 2004. Our planned level of capital expenditures is subject to frequent revisions because our business experiences sudden changes as we move into industry upturns and downturns and expected sales levels change. In addition, changes in foreign currency exchange rates may significantly impact our capital expenditures and depreciation expense recognized in a particular period.

     Investing activities used cash of $9.7 million in the first six months of 2003, and primarily consisted of the purchase of property and equipment for $8.5 million and the settlement of our escrow deposit liability related to our acquisition of Dressler HF Technik GmbH in the first quarter of 2003 of $1.7 million, partially offset by proceeds from the sale of assets of $1.6 million.

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

     Financing activities used cash of $4.8 million in the first six months of 2004, and consisted of payments on our senior borrowings and capital lease obligations of $6.0 million, partially offset by proceeds from common stock transactions of $1.1 million.

     Financing activities used cash of $3.7 million in the first six months of 2003, and consisted of the repayment of notes payable and capital leases of $4.6 million, partially offset by proceeds from common stock transactions of $908,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2004, our investments in marketable securities consisted primarily of commercial paper, municipal and state bonds and notes and institutional money markets. These securities are highly liquid. Earnings on our marketable securities are typically invested into similar securities. In the first six months of 2004, the rates we earned on our marketable securities approximated 1.8% on a before-tax equivalent basis. The impact on interest income of a 10% decrease in the average interest rate would have resulted in approximately $78,000 less interest income in the first six months of 2004.

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

Foreign Currency Exchange Rate Risk

     We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. During the first six months of 2004, the U.S. dollar remained relatively stable against the Japanese yen, and strengthened approximately 4% against the euro. It is highly unpredictable how currency exchange rates will fluctuate in the future. We have entered into various forward foreign currency exchange contracts to mitigate currency fluctuations in the Japanese yen, euro, Taiwanese dollar and Chinese yuan. The notional amount of our foreign currency contracts at June 30, 2004 was $8.9 million. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates at June 30, 2004, would be approximately $890,000, which would be essentially offset by corresponding gains related to the underlying assets. We will continue to evaluate various methods to minimize the effects of currency fluctuations when we translate the financial statements of our foreign subsidiaries into U.S. dollars. At June 30, 2004, we held foreign currency forward contracts, maturing through July 2004, to purchase U.S. dollars and sell various foreign currencies.

     The following table summarizes our outstanding contracts at June 30, 2004:

		Market Settlement	Unrealized
	Notional Amounts	Amounts	(Loss)/Gain
Japanese yen contracts	$2,000,000	$1,986,000	$14,000
Korean won contracts	1,000,000	1,009,000	(9,000)
Taiwanese dollar contract	5,000,000	5,015,000	(15,000)
Chinese yuan contract	900,000	901,000	(1,000)

Balance at June 30, 2004	$8,900,000	$8,911,000	$(11,000)

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have implemented controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information required to be disclosed by us in our Exchange Act reports, including this Form 10-Q (“disclosure controls and procedures”). Our disclosure controls and procedures include controls and procedures designed to ensure that material information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of the end of the quarter covered by this Form 10-Q and concluded that such controls and procedures are effective as of such date.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are party to various legal proceedings related to our business. In April 2003, we filed a claim in the United States District Court for the District of Colorado seeking a declaratory ruling that our new plasma source products Xstream™ With Active Matching Network™ (“Xstream Products”) are not in violation of U.S. Patents held by MKS Instruments, Inc. (“MKS”). This case was transferred by the Colorado court to the United States District Court for the District of Delaware for consolidation with a patent infringement suit filed in that court by MKS in May 2003, alleging that our Xstream Products infringe five patents held by MKS. We believe that the Delaware court, in its May 2002 judgment in prior litigation between us and MKS, clearly defined the limits of the MKS technology. We specifically designed our Xstream Products not to infringe MKS’s patents, with the advice of a team of independent experts. In February 2004, the Delaware court restated its rulings on the construction of claims in the MKS patents consistent with its holding in the prior litigation. On July 23, 2004, a jury returned a verdict of infringement of three MKS patents, which did not stipulate damages. The court has not enjoined us from selling the Xstream Products. We have filed to have the verdict set aside based upon defects in the trial, and intend to lodge additional grounds for post-trial relief from the verdict. We also intend to assert vigorously our remaining defenses against the MKS complaint that have not yet been heard by the court. Potential liability, if any, resulting from the jury verdict is indeterminable at this time, and therefore no amount has been accrued in the accompanying financial statements. On June 2, 2004, MKS filed a petition in District Court in Munich, Germany, alleging infringement by our Xstream Products of a counterpart German patent owned by MKS. On August 4, 2004, the German court dismissed MKS’s petition and assessed costs of the proceeding against MKS.

     On July 12, 2004, we filed a complaint in the United States District Court for the District of Delaware against MKS alleging that MKS’s Astron reactive gas source products infringe our U.S. Patent No. 6,046,546. We intend to enforce vigorously our intellectual property rights in this action.

     On September 17, 2001, Sierra Applied Sciences, Inc. filed for declaratory judgment asking the U.S. District Court for the District of Colorado to rule that their products did not infringe our U.S. patent no. 5,718,813 and that the patent was invalid. On March 24, 2003, the Court granted our motion to dismiss the case for lack of subject matter jurisdiction. The Court of Appeals for the Federal Circuit affirmed the dismissal on April 13, 2004 as to all of Sierra’s current activities, but remanded for findings related to past sales of older products. A dismissal or settlement of these remaining issues is anticipated to occur prior to the end of the third quarter of 2004.

     For a description of the material pending legal proceedings to which we are a party, please see our 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2004 Annual Meeting of Stockholders on Wednesday, May 5, 2004, to vote on two proposals. Proxy statements were sent to all shareholders. The first proposal was for the election of the following six directors: Douglas S. Schatz, Richard P. Beck, Robert L. Bratter, Arthur A. Noeth, Elwood Spedden and Gerald M. Starek. All six directors were elected with the following votes tabulated:

	Total Vote for	Total Vote Withheld
Name of Director	Each Director	from Each Director
Mr. Schatz	30,800,934	287,979
Mr. Beck	30,926,652	162,261
Mr. Bratter	30,941,516	147,397
Mr. Noeth	30,292,238	796,675
Mr. Spedden	30,318,339	770,574
Mr. Starek	30,318,502	770,411

     The second proposal was to approve the appointment of KPMG LLP as independent auditors of Advanced Energy Industries, Inc., for 2004. The appointment of KPMG LLP was ratified, with the following votes tabulated:

For	Against	Abstain
30,911,767	170,654	6,492

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	By-laws. (2)

10.1	Loan and Security Agreement dated May 8, 2004, by and among Silicon Valley Bank, as a bank and Advanced Energy Industries, Inc., as borrower

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(b)	Reports on Form 8-K

We filed the following report on Form 8-K during the second quarter of 2004:

(i) We filed with the Securities and Exchange Commission a Current Report on Form 8-K on April 16, 2004 to furnish under Item 12 our press release announcing our results of operations for the three-month period ended March 31, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

/s/ Michael El-Hillow

Dated: August 9, 2004	Michael El-Hillow
Executive Vice President, Chief Financial
Officer (Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	By-laws. (2)

10.1	Loan and Security Agreement dated May 8, 2004, by and among Silicon Valley Bank, as a bank and Advanced Energy Industries, Inc., as borrower.

31.1	Certification of the Chief Executive Officer Pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.