Form 10-Q
period 2004-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2004-11-08
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

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

As of November 1, 2004, there were 32,685,560 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,584	$41,522
Marketable securities, available-for-sale	74,203	93,370
Accounts receivable, net	73,954	61,927
Inventories, net	91,054	65,703
Other current assets	5,592	5,637

Total current assets	283,387	268,159
PROPERTY AND EQUIPMENT, net	45,788	44,725
OTHER ASSETS:
Deposits and other	6,067	5,951
Goodwill	65,291	69,510
Other intangible assets, net	15,071	19,433
Demonstration and customer service equipment, net	4,984	3,934
Deferred debt issuance costs, net	2,321	3,019

Total assets	$422,909	$414,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$31,946	$23,066
Accrued payroll and employee benefits	10,225	7,953
Other accrued expenses	15,161	17,311
Customer deposits and deferred revenue	1,116	2,952
Capital lease obligations, current portion	247	554
Senior borrowings, current portion	3,718	8,028
Accrued interest payable on convertible subordinated notes	1,810	2,460

Total current liabilities	64,223	62,324
LONG-TERM LIABILITIES:
Capital leases, net of current portion	331	263
Senior borrowings, net of current portion	4,551	5,905
Deferred income tax liabilities, net	2,339	4,672
Convertible subordinated notes payable	187,718	187,718
Other long-term liabilities	2,053	2,015

Total liabilities	261,215	262,897
Commitments and contingencies

STOCKHOLDERS’ EQUITY	161,694	151,834
Total liabilities and stockholders’ equity	$422,909	$414,731

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2004	2003
SALES	$93,550	$68,567
COST OF SALES	63,810	45,474

Gross profit	29,740	23,093

OPERATING EXPENSES:
Research and development	12,576	12,979
Sales and marketing	8,332	7,329
General and administrative	7,142	6,340
Restructuring charges	(165)	1,011
Intangible asset impairment	—	1,175

Total operating expenses	27,885	28,834

INCOME (LOSS) FROM OPERATIONS	1,855	(5,741)

OTHER INCOME (EXPENSE):
Interest income	414	358
Interest expense	(2,727)	(2,817)
Foreign currency gain	354	290
Other expense, net	(35)	(92)

	(1,994)	(2,261)

Loss before income taxes	(139)	(8,002)
PROVISION FOR INCOME TAXES	(997)	(19,436)

NET LOSS	$(1,136)	$(27,438)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.85)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,674	32,286

	Nine Months Ended September 30,
	2004	2003
SALES	$306,906	$187,671
COST OF SALES	201,790	126,355

Gross profit	105,116	61,316

OPERATING EXPENSES:
Research and development	38,795	38,897
Sales and marketing	24,381	23,920
General and administrative	21,279	17,487
Restructuring charges	242	3,288
Intangible asset impairment	—	1,175

Total operating expenses	84,697	84,767

INCOME (LOSS) FROM OPERATIONS	20,419	(23,451)

OTHER INCOME (EXPENSE):
Interest income	1,199	1,322
Interest expense	(8,280)	(8,443)
Foreign currency gain	434	299
Other income (expense), net	1,081	(529)

	(5,566)	(7,351)

Income (loss) before income taxes	14,853	(30,802)
PROVISION FOR INCOME TAXES	(4,595)	(11,000)

NET INCOME (LOSS)	$10,258	$(41,802)

BASIC EARNINGS (LOSS) PER SHARE	$0.31	$(1.30)

DILUTED EARNINGS (LOSS) PER SHARE	$0.31	$(1.30)

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,633	32,217

DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	33,233	32,217

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,258	$(41,802)
Adjustments to reconcile net income (loss) to net cash used in operating activities —
Depreciation and amortization	14,028	17,630
Amortization of deferred debt issuance costs	825	824
Amortization of deferred compensation	60	363
Provision for deferred income taxes	2,017	8,956
Loss on disposal of property and equipment	599	1,882
Gain on sale of Noah chiller assets	(404)	—
Gain on sale of marketable security investment	(703)	—
Impairment of marketable security	—	175
Impairment of intangible asset	—	1,175
Changes in operating assets and liabilities (net of assets and liabilities acquired) —
Accounts receivable, net	(13,081)	(9,347)
Inventories, net	(26,742)	(2,100)
Other current assets	(116)	784
Deposits and other	282	1,066
Demonstration and customer service equipment, net	(1,342)	(2,945)
Trade accounts payable	9,144	4,451
Accrued payroll and employee benefits	2,391	25
Customer deposits and other accrued expenses	(7,061)	(1,418)
Income taxes payable/receivable, net	2,792	774

Net changes in operating assets and liabilities (net of assets and liabilities acquired)	(33,733)	(8,710)

Net cash used in operating activities	(7,053)	(19,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities transactions, net	19,167	(1,004)
Proceeds from sale of assets	2,088	4,793
Purchase of property and equipment	(12,543)	(15,618)
Purchase of investments and advances	—	(400)
Acquisition of Dressler HF Technik GmbH, net of cash acquired	—	(1,675)

Net cash provided by (used in) investing activities	8,712	(13,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,564	—
Payments on senior borrowings and capital lease obligations	(7,314)	(6,765)
Proceeds from common stock transactions	1,235	1,860

Net cash used in financing activities	(4,515)	(4,905)

EFFECT OF CURRENCY TRANSLATION ON CASH	(82)	1,132

DECREASE IN CASH AND CASH EQUIVALENTS	(2,938)	(37,184)
CASH AND CASH EQUIVALENTS, beginning of period	41,522	70,188

CASH AND CASH EQUIVALENTS, end of period	$38,584	$33,004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,232	$8,606

Cash paid for income taxes, net	$88	$345

Assets sold for note receivable	$1,842	$1,538

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments, consisting of only normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at September 30, 2004 and December 31, 2003, and the results of their operations for the three- and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003.

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

     GOODWILL AND OTHER INTANGIBLE ASSETS — Goodwill and certain other intangible assets with indefinite lives, if present, are not amortized. Instead, goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. For the periods presented, the Company does not have any indefinite-lived intangible assets, other than goodwill. Impairment testing is performed in two steps: (i) the Company assesses goodwill for a potential impairment loss by comparing the fair value of its reporting unit with the carrying value, and (ii) if a potential impairment is indicated because the reporting unit’s fair value is less than its carrying amount, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

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

     Goodwill and other intangible assets consisted of the following as of December 31, 2003:

			Cumulative
			Effect of		Weighted-
	Gross		Changes in		average
	Carrying	Accumulated	Exchange	Net Carrying	Useful Life
	Amount	Amortization	Rates	Amount	(Years)
		(In thousands, except weighted-average useful life)
Other intangible assets:
Technology-based	$7,304	$(3,906)	$1,544	$4,942	6
Contract-based	9,210	(5,882)	1,709	5,037	4
Other	8,500	(1,409)	2,363	9,454	17

Total other intangible assets	25,014	(11,197)	5,616	19,433	11

Goodwill	58,629	—	10,881	69,510

Total goodwill and other intangible assets	$83,643	$(11,197)	$16,497	$88,943

     Goodwill and other intangible assets consisted of the following as of September 30, 2004:

			Cumulative
			Effect of		Weighted-
	Gross		Changes in		average
	Carrying	Accumulated	Exchange	Net Carrying	Useful Life
	Amount	Amortization	Rates	Amount	(Years)
		(In thousands, except weighted-average useful life)
Other intangible assets:
Technology-based	$7,304	$(4,935)	$1,472	$3,841	6
Contract-based	7,446	(6,408)	1,644	2,682	4
Other	8,500	(2,103)	2,151	8,548	18

Total other intangible assets	23,250	(13,446)	5,267	15,071	12

Goodwill	55,291	—	10,000	65,291

Total goodwill and other intangible assets	$78,541	$(13,446)	$15,267	$80,362

     Aggregate amortization expense related to amortizable intangible assets for both three-month periods ended September 30, 2004 and 2003 was approximately $1.1 million and was approximately $3.4 million and $3.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Estimated amortization expense related to the Company’s acquired intangible assets fluctuates with changes in foreign currency exchange rates between the U.S. dollar and the Japanese yen and the euro. Estimated amortization expense for each of the five years 2004 through 2008 is as follows:

(In thousands)
2004	$4,534
2005	4,452
2006	2,212
2007	1,018
2008	825

     During the third quarter of 2003, the Company determined that one of its mass flow controller products would require a significant technological investment in order to conform to changing customer technologies which would enable it to be accepted by the semiconductor capital equipment industry. As a result, the Company performed an assessment of the carrying value of the related intangible asset. This assessment consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. The Company estimated the intangible asset’s fair value using a cash flow model assuming the technological investment was made, discounted at rates consistent with the risk of the related cash flows, and applying a hypothetic royalty rate to the projected revenue stream. Based on this analysis the Company determined that the fair value of the intangible asset was minimal and recorded an impairment of the carrying value of approximately $1.2 million, which has been reported as an intangible asset impairment in the accompanying condensed consolidated financial statements.

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

     INCOME TAXES — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. During the third quarter of 2003, the Company recorded valuation allowances against certain of its United States and foreign net deferred tax assets in jurisdictions where the Company has incurred significant losses. Given such experience, the Company’s management could not conclude that it was more likely than not that these net deferred tax assets would be realized. Accordingly, the Company’s management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, was required to place greater weight on the Company’s historical results as compared to projections regarding future taxable income. For the three-month period ended September 30, 2004, although the Company generated a consolidated loss before income taxes of $139,000, the Company had a $997,000 provision for income taxes due to income before income taxes earned in certain tax jurisdictions. For the three months ended September 30, 2004, the Company increased its valuation allowance by approximately $957,000 in the appropriate tax jurisdictions. For the nine-month period ended September 30, 2004, the Company generated income before taxes of $14.9 million, and reversed through the provision for income taxes approximately $754,000 of its valuation allowance in the appropriate tax jurisdictions. The Company will continue to evaluate its valuation allowance on a quarterly basis, and may in the future reverse some portion or all of its valuation allowance and recognize a reduction in income tax expense or increase its valuation allowance for previously unreserved assets and recognize an increase in income tax expense. A portion of the valuation allowance relates to the benefit from stock-based compensation. Any reversal of valuation allowance from this item will be reflected as an increase in additional paid in capital.

     When recording acquisitions, the Company has recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. For the three- and nine-month periods ended September 30, 2004, valuation allowances established in purchase accounting were reversed with a corresponding reduction in goodwill of approximately $545,000 and $3.1 million, respectively.

     STOCK-BASED COMPENSATION — At September 30, 2004, the Company had three active stock-based compensation plans, which are more fully described in Note 15 of the Company’s Form 10-K for the year ended December 31, 2003. During the second quarter of 2004, by resolution of the Company’s board of directors, the Company terminated its 2002 and 2001 Employee Stock Option Plans. Existing stock options outstanding under the 2002 and 2001 Employee Stock Option Plans remain outstanding according to their original terms. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. With the exception of certain options granted in 1999 and 2000 by a shareholder of Sekidenko prior to its acquisition by the Company (which was accounted for as a pooling of interests), all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation cost is reflected in the Company’s net (loss) income. The stock options granted by a shareholder of Sekidenko resulted in deferred compensation that was being recognized as the options vested. The options fully vested during the first quarter of 2004.

     Had compensation cost for the Company’s plans been determined consistent with the fair value-based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net (loss) income would have changed as indicated below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net (loss) income:
As reported	$(1,136)	$(27,438)	$10,258	$(41,802)
Adjustment for stock-based compensation determined under fair value based method for all awards, net of related tax effects	(3,384)	(3,000)	(9,067)	(9,432)
Less: Compensation expense recognized in net (loss) income	—	119	60	363

As adjusted	$(4,520)	$(30,319)	$1,251	$(50,871)

Basic (loss) earnings per share:
As reported	$(0.03)	$(0.85)	$0.31	$(1.30)
As adjusted	(0.14)	(0.94)	0.04	(1.58)
Diluted (loss) earnings per share:
As reported	$(0.03)	$(0.85)	$0.31	$(1.30)
As adjusted	(0.14)	(0.94)	0.04	(1.58)

     Compensation expense for the three-month and nine-month periods ended September 30, 2004 and 2003 are presented prior to income tax effects due to the Company recording valuation allowances against certain deferred tax assets in 2003 (see Income Taxes). Cumulative compensation cost recognized with respect to options that are forfeited prior to vesting is reflected as a reduction of compensation expense in the period of forfeiture. Compensation expense related to awards granted under the Company’s Employee Stock Purchase Plan (“ESPP”) is estimated until the period in which settlement occurs, as the number of shares of common stock awarded and purchase price are not known until settlement.

     For SFAS No. 123 purposes, the fair value of each option grant and purchase right granted under the ESPP are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
OPTIONS:
Risk-free interest rates	3.06%	2.87%	3.00%	2.89%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	3.1 years	2.8 years	3.0 years	2.9 years
Expected volatility	74.73%	83.60%	75.77%	87.78%
ESPP:
Risk-free interest rates	1.44%	1.10%	1.26%	1.39%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	63.88%	71.92%	68.18%	81.49%

     Based on the Black-Scholes option pricing model, the weighted-average estimated fair value of employee stock option grants was $6.01 and $10.35 for the three months ended September 30, 2004 and

2003, respectively, and was $9.23 and $6.86 for the nine months ended September 30, 2004 and 2003, respectively. The weighted-average estimated fair value of purchase rights granted under the ESPP was $5.10 and $4.74 for the three months ended September 30, 2004 and 2003, respectively, and was $5.26 and $4.71 for the nine months ended September 30, 2004 and 2003, respectively.

     WARRANTY POLICY — The Company offers warranty coverage for its products for periods ranging from 12 to 60 months after shipment, with the majority of its products ranging from 18 to 24 months. The Company estimates the anticipated costs of repairing products under warranty based on the historical cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. The Company’s determination of the appropriate level of warranty accrual is subjective and based on estimates. The industries in which the Company operates are subject to rapid technological change and, as a result, the Company periodically introduces newer, more complex products, which tend to result in increased warranty costs. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sales. The Company recorded warranty charges of $2.2 million and $2.1 million for the three months ended September 30, 2004 and 2003, respectively, and $7.7 million and $5.8 million for the nine months ended September 30, 2004 and 2003, respectively.

     The following table summarizes the activity in our warranty reserve during the three- and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Balance at beginning of period	$6,431	$7,371	$6,612	$9,402
Additions charged to expense	2,203	2,147	7,662	5,818
Deductions	(2,368)	(2,549)	(8,008)	(8,251)

Balance at end of period	$6,266	$6,969	$6,266	$6,969

     RESTRUCTURING COSTS — Restructuring charges include the costs associated with actions taken by the Company in response to general economic and industry downturns and as a result of the ongoing execution of the Company’s strategy, primarily the continued expansion of the Company’s Shenzhen, China manufacturing facility. These charges consist of costs that are incurred to exit an activity or cancel an existing contractual obligation, including the closure of facilities and employee termination related charges.

     In the first and second quarters of 2004, the Company recorded restructuring charges of $220,000 and $187,000, respectively, which primarily consisted of the recognition of expense for involuntary employee termination benefits associated with the headcount reduction of approximately 34 and 12 employees, respectively, in the Company’s U.S. operations. All effected employees were terminated prior to the respective quarter ends. In the third quarter of 2004, the Company recorded restructuring charges of $88,000 consisting of the recognition of expense for involuntary employee termination benefits associated with headcount reduction of 4 employees in the U.S. operations and facility closure costs. Additionally, in the third quarter, the Company reversed $253,000 of previously recorded charges due to variances from the original estimates used to establish the Company’s reserve.

     At September 30, 2004, and December 31, 2003, outstanding restructuring liabilities were approximately $1.2 million and $3.2 million, respectively, and are included in other accrued expenses in the accompanying condensed consolidated balance sheets.

     The following table summarizes the components of the restructuring charges, the payments and non-cash charges, and the remaining accrual as of September 30, 2004:

	Employee
	Severance and	Facility	Total
	Termination	Closure	Restructuring
	Costs	Costs	Charges
	(In thousands)
Accrual balance December 31, 2002	$1,607	$4,382	$5,989

First quarter 2003 restructuring charge	1,509	—	1,509
Second quarter 2003 restructuring charge	670	98	768
Third quarter 2003 restructuring charge	704	307	1,011
Fourth quarter 2003 restructuring charge	994	24	1,018

Total restructuring charges 2003	3,877	429	4,306
Payments in 2003	(4,924)	(2,196)	(7,120)

Accrual balance December 31, 2003	560	2,615	3,175
First quarter 2004 restructuring charge	220	—	220
Second quarter 2004 restructuring charge	187	—	187
Third quarter 2004 restructuring charge	57	31	88
Third quarter 2004 restructuring reversal	(127)	(126)	(253)
Payments in 2004	(897)	(1,314)	(2,211)

Accrual balance September 30, 2004	$—	$1,206	$1,206

     FOREIGN CURRENCY TRANSLATION — The functional currency of the Company’s foreign subsidiaries is their local currency, with the exception of the Company’s manufacturing facility in Shenzhen, China where the United States dollar is the functional currency. Assets and liabilities of international subsidiaries are translated to United States dollars at period-end exchange rates, and statement of operations activity and cash flows are translated at average exchange rates during the period. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

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

     The Company recognized foreign currency gains of $354,000 and $290,000 for the three-month periods ended September 30, 2004 and 2003, respectively, and gains of $434,000 and $299,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

     EARNINGS PER SHARE — Basic Earnings Per Share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable and stock options) had been converted to such common shares, and if such assumed conversion is dilutive. For the three and nine months ended September 30, 2004 and 2003, certain stock options outstanding and the conversion of the Company’s convertible subordinated notes payable were not included in this calculation because to do so would be anti-dilutive. Due to the Company’s net loss for the three months ended September 30, 2004 and for the three and nine months ended September 30, 2003, basic and diluted EPS are the same, as the assumed conversion of all potentially dilutive securities would be anti-dilutive. Potential shares of common stock issuable under options and warrants for common stock at September 30, 2004 and 2003 were approximately 4.6 million and 4.1 million, respectively. Potential shares of common stock issuable upon conversion of the Company’s convertible subordinated notes payable were 5.4 million at September 30, 2004 and 2003.

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
(Loss) earnings per common share
Net (loss) income	$(1,136)	$(27,438)	$10,258	$(41,802)
Weighted average common shares outstanding	32,674	32,286	32,633	32,217

(Loss) earnings per common share	$(0.03)	$(0.85)	$0.31	$(1.30)

(Loss) earnings per common share—assuming dilution
Net (loss) income	$(1,136)	$(27,438)	$10,258	$(41,802)
Weighted average common shares outstanding	32,674	32,286	32,633	32,217
Effect of dilutive securities:
Stock options
	—	—	600	—
Convertible subordinated debt	—	—	—	—

Potentially dilutive common shares	—	—	600	—

Adjusted weighted average common shares outstanding	32,674	32,286	33,233	32,217

(Loss) earnings per common share—assuming dilution	$(0.03)	$(0.85)	$0.31	$(1.30)

     RECLASSIFICATIONS — Certain prior period amounts have been reclassified to conform to the current period presentation.

(2) MARKETABLE SECURITIES

     Marketable securities consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Commercial paper	$48,503	$40,792
Municipal bonds and notes	17,902	46,762
Institutional money markets	7,798	5,816

Total marketable securities	$74,203	$93,370

     These marketable securities are classified as available-for-sale and are stated at period end market value. The commercial paper consists of high credit quality, short-term preferreds with maturities or reset dates of approximately 120 days.

(3) ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Domestic	$34,469	$17,100
Foreign	36,178	41,359
Allowance for doubtful accounts	(1,518)	(1,303)

Trade accounts receivable, net	69,129	57,156
Other	4,825	4,771

Total accounts receivable, net	$73,954	$61,927

(4) INVENTORIES

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are stated at the lower of cost or market, computed on a first-in, first-out basis and are presented net of reserves for obsolete and excess inventory. Inventory is written down or written off when it becomes obsolete, generally because of engineering changes to a product or discontinuance of a product line, or when it is deemed excess. These determinations involve the exercise of significant judgment by management, and as demonstrated in recent periods, demand for the Company’s products is volatile and changes in expectations regarding the level of future sales can result in substantial charges against earnings for obsolete and excess inventory. Inventories, net consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Parts and raw materials	$65,758	$47,120
Work in process	6,081	4,385
Finished goods	19,215	14,198

Total inventories, net	$91,054	$65,703

(5) STOCKHOLDERS’ EQUITY

     Stockholders’ equity consisted of the following:

	September 30,	December 31,
(In thousands, except par value)	2004	2003
Common stock, $0.001 par value, 70,000 shares authorized, 32,684 and 32,573 shares issued and outstanding, respectively	$33	$33
Additional paid-in capital	143,902	142,667
Retained earnings (deficit)	10,210	(48)
Deferred compensation	—	(60)
Unrealized holding gains on available-for-sale securities, net of tax	880	1,491
Cumulative translation adjustments, net of tax	6,669	7,751

Total stockholders’ equity	$161,694	$151,834

(6) COMPREHENSIVE (LOSS) INCOME

     Comprehensive (loss) income for the Company consists of net (loss) income, foreign currency translation adjustments and net unrealized holding (loss) gains on available-for-sale marketable securities as presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net (loss) income, as reported	$(1,136)	$(27,438)	$10,258	$(41,802)
Adjustment to arrive at comprehensive net (loss) income, net of taxes:
Unrealized holding (loss) gain on available-for-sale marketable securities	(651)	278	(317)	1,025
Reclassification adjustment for amounts included in net income related to sales of securities	—	—	(294)	—
Cumulative translation adjustments	(91)	2,586	(1,082)	4,014

Comprehensive net (loss) income	$(1,878)	$(24,574)	$8,565	$(36,763)

(7) CONVERTIBLE SUBORDINATED NOTES PAYABLE

     The Company has approximately $121.5 million of 5.0% convertible subordinated notes outstanding (“5.0% Notes”). These notes mature September 1, 2006, with interest payable on March 1st and September 1st of each year. At September 30, 2004, approximately $506,000 of interest expense related to the 5.0% Notes was accrued as a current liability.

     The Company has approximately $66.2 million of 5.25% convertible subordinated notes outstanding (“5.25% Notes”). These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year. At September 30, 2004, approximately $1.3 million of interest expense related to the 5.25% Notes was accrued as a current liability.

(8) COMMITMENTS AND CONTINGENCIES

     The Company has committed to purchase approximately $12.8 million of parts, components and subassemblies from various suppliers, contingent upon the Company terminating business with such suppliers. These inventory purchase obligations consist of minimum purchase commitments to ensure the Company has an adequate supply of critical components to meet the demand of its customers.

DISPUTES AND LEGAL ACTIONS

     The Company is involved in disputes and legal actions arising in the normal course of its business. Currently and historically, the Company’s most significant legal actions have involved the application of patent law to complex technologies and intellectual property. The determination of whether such technologies infringe upon the Company’s or others’ patents is highly subjective. This high level of subjectivity introduces substantial additional risk with regard to the outcome of the Company’s disputes and legal actions related to intellectual property. While the Company currently believes that the amount of any ultimate potential loss for currently-known matters would not be material to the Company’s financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial position or reported results of operations in a particular period. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company’s inability to ship products or components found to have violated third-party patent rights. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss will occur and the amount of the loss can be reasonably estimated.

     In April 2003, the Company filed a claim in the United States District Court for the District of Colorado seeking a declaratory ruling that its new plasma source products Xstream™ With Active Matching Network™ (“Xstream Products”) are not in violation of U.S. Patents held by MKS Instruments, Inc. (“MKS”). This case was transferred by the Colorado court to the United States District Court for the District of Delaware for consolidation with a patent infringement suit filed in that court by MKS in May 2003, alleging that the Company’s Xstream Products infringe five patents held by MKS. On July 23, 2004, a jury returned a verdict of infringement of three MKS patents, which did not stipulate damages. The court has not enjoined the Company from selling the Xstream Products. The Company has filed to have the verdict set aside based upon defects in the trial, along with additional grounds for post-trial relief from the verdict. The Company also intends to assert vigorously its remaining defenses against the MKS complaint that have not yet been heard by the court. Potential liability, if any, resulting from the jury verdict is indeterminable at this time, and therefore no amount has been accrued by the Company in the accompanying condensed consolidated financial statements.

     On June 2, 2004, MKS filed a petition in the District Court in Munich, Germany, alleging infringement by the Company’s Xstream Products of a counterpart German patent owned by MKS. On August 4, 2004, the German court dismissed MKS’s petition and assessed costs of the proceeding against MKS. MKS has refiled an infringement petition in the district court of Mannheim, which the Company will vigorously oppose.

     On July 12, 2004, the Company filed a complaint in the United States District Court for the District of Delaware against MKS alleging that MKS’s Astron reactive gas source products infringe Advanced

Energy’s U.S. Patent No. 6,046,546. Trial has been tentatively scheduled for early 2006. Advanced Energy intends to enforce vigorously its intellectual property rights in this action.

     On September 17, 2001, Sierra Applied Sciences, Inc. (“Sierra”) filed for declaratory judgment asking the U.S. District Court for the District of Colorado to rule that its products did not infringe the Company’s U.S. patent no. 5,718,813 and that the patent was invalid. On March 24, 2003, the Court granted the Company’s motion to dismiss the case for lack of subject matter jurisdiction. The Court of Appeals for the Federal Circuit affirmed the dismissal on April 13, 2004 as to all of Sierra’s current activities, but remanded for findings related to past sales of older products. The case was settled and dismissed on September 2, 2004 under terms of a settlement agreement that provided for no monetary consideration to be paid by either party.

(9) FOREIGN OPERATIONS AND MAJOR CUSTOMERS

     The Company has operations in the U.S., Europe and Asia Pacific. The following is a summary of the Company’s operations by region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Sales:
Originated and sold in the U.S.	$49,248	$29,696	$167,120	$87,072
Originated in U.S. and sold outside the U.S.	8,140	10,838	36,736	27,369
Originated in Europe and sold in the U.S.	3	57	115	57
Originated in Europe and sold outside the U.S.	9,305	7,451	26,253	18,571
Originated in Asia Pacific and sold outside the U.S.	26,854	20,525	76,682	54,602

	$93,550	$68,567	$306,906	$187,671

Income (loss) from operations:
U.S.	$(1,817)	$(7,959)	$5,793	$(24,099)
Europe	484	722	1,382	694
Asia Pacific	2,770	1,491	15,386	155
Intercompany eliminations	418	5	(2,142)	(201)

	$1,855	$(5,741)	$20,419	$(23,451)

	September 30,	December 31,
(In thousands)	2004	2003
Identifiable assets:
U.S.	$457,365	$424,661
Europe	44,747	48,150
Asia Pacific	275,277	210,585
Intercompany eliminations	(354,480)	(268,665)

	$422,909	$414,731

     Intercompany sales among the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.

     Applied Materials, Inc. is the Company’s largest customer and accounted for 28% and 17% of the Company’s sales for the three months ended September 30, 2004 and 2003, respectively, and 29% and 19% of the Company’s sales for the nine months ended September 30, 2004 and 2003, respectively. Ulvac, Inc. accounted for 11% of the Company’s sales for the three months ended September 30, 2004 and less than 10% in previous quarters and for the nine months ended September 30, 2004. No other customer accounted for more than 10% of the Company’s sales during these periods.

(10) SUPPLEMENTAL CASH FLOW DISCLOSURES

     In the first quarter of 2004, the Company made a strategic decision to further focus its marketing and product support resources on its core competencies and reorient its operating infrastructure towards sustained profitability. As a result, the Company sold its Noah chiller business to an unrelated third party for $797,000 in cash and a $1.9 million note receivable due March 31, 2009. The note bears interest at 5.0%, payable annually on March 31. The sale included property and equipment with a book value of approximately $300,000, inventory of approximately $1.0 million, goodwill and intangible assets net of accumulated amortization of approximately $900,000, demonstration and customer service equipment of approximately $140,000, and estimated warranty obligations of approximately $140,000. The Company recognized a gain on the sale of $404,000, which has been recorded as other income and expense in the accompanying condensed consolidated financial statements. In the third quarter of 2004, the Company purchased equipment of approximately $71,000 from the buyers of the Noah chiller assets in exchange for an equivalent reduction of the note receivable due March 31, 2009.

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

(11) SUBSEQUENT EVENT

     On October 21, 2004, the Company announced that its manufacturing facility in Fort Collins, Colorado will be realigned to focus on new product design and launch programs, integrated services, low volume legacy products, and advanced manufacturing processes. The volume product lines that are currently being manufactured in Fort Collins, Colorado will be transferred to the Shenzhen, China facility. The realignment of the Fort Collins facility is expected to be completed in the third quarter of 2005. Over the next year, we expect to incur severance costs of $2.5 million to $3.0 million associated with a headcount reduction of approximately 200 employees in Fort Collins. We also expect to consolidate facilities in Fort Collins, and incur facilities and related costs of approximately $1.5 million.

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

Risk and Uncertainties

     We have $187.7 million of convertible subordinated notes outstanding with maturity dates in the second half of 2006. Our current cash reserves are insufficient to repay this debt in full and there is no assurance that we will be able to internally generate sufficient cash from operations by the due dates. Refinancing of our debt obligations may require substantial dilution of our common shareholders equity.

     Our 5.0% convertible subordinated notes with a principal balance of $121.5 million are due September 1, 2006, and our 5.25% convertible subordinated notes with a principal balance of $66.2 million are due November 15, 2006. Our 5.0% notes are convertible into common stock at $29.83 per share. Our 5.25% notes are convertible into common stock at $49.53 per share. On November 1, 2004, the closing price of our common stock on the Nasdaq National Market was $10.01 per share.

     We will be required to repay the notes at maturity, unless we refinance the debt or our stock price rises sufficiently above the conversion levels. We might not be able to refinance the notes prior to their maturity on commercially favorable terms, or at all. Refinancing of our debt obligations may require substantial dilution of our common stockholders’ equity. Repayment of such notes at maturity, if we are required to do so, would have a significant impact on our cash available for operations. Our current cash reserves are insufficient to repay this debt in full and there is no assurance that we will be able to internally generate sufficient cash from operations by the due dates. If we are unable to generate sufficient additional cash from operations, through disposal of certain assets or from a capital offering prior to the maturity of the notes, we will be unable to repay the notes when they become due. If we are unable to repay the notes, the trustee of the notes will have the right to bring judicial proceedings against us to enforce the note holders’ rights, including the right to repayment prior and in preference to our common stockholders.

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

     During 2001, 2002 and much of 2003, the semiconductor capital equipment industry experienced the steepest cutback in capital equipment purchases in industry history. We experienced an increase in sales to semiconductor capital equipment manufacturers in the first half of 2004; however, this was followed by a decline in sales in the third quarter. We cannot be certain that this decline is not the beginning of a slowdown or prolonged downturn in the industry. A continued decline in the level of orders as a result of a slowdown or prolonged downturn in the semiconductor industry would harm our business, financial condition and results of operations.

     Our quarterly and annual operating results fluctuate significantly and are difficult to predict.

     Beginning in 2001 and through late 2003, demand for our products from the semiconductor capital equipment industry declined substantially from its peak in 2000, and we incurred significant losses each quarter from the second quarter of 2001 through the fourth quarter of 2003. We were able to generate net income of $11.4 million in the first six months of 2004 followed by a net loss of $1.1 million in the third quarter of 2004, due in part to the highly cyclical nature of the markets that we serve, particularly the semiconductor industry. Fluctuations in our operating results historically have resulted in corresponding changes in the market prices of our securities. Our operating results are affected by a variety of factors, many of which are beyond our control and difficult to predict. These factors include:

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

     Our implementation of the requirements of Section 404 of the Sarbanes Oxley Act of 2002 has required us to commit significant financial resources and management time and attention. Nonetheless, we have determined that it is unlikely that we will be able to implement fully the requirements of Section 404 prior to the end of the current fiscal year.

     Section 404 of the Sarbanes Oxley Act of 2002 requires us to include in our Annual Report on Form 10-K for the year ending December 31, 2004, and subsequent annual reports, our management’s assessment as to the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must report on management’s assessment and the adequacy of those controls. We are currently performing a comprehensive evaluation of our internal controls over financial reporting. We have identified areas that require remediation and have committed internal and external resources to those tasks. We have incurred, and continue to incur, significant expense to evaluate and remediate our internal controls over financial reporting. The evaluation and remediation process also has required, and continues to require, significant time and attention from our senior management. Despite these efforts, it is unlikely that the evaluation and remediation process will be completed in time for management and our independent auditors to perform sufficient testing to be able to satisfy the assessment and attestation requirements of Section 404 by December 31, 2004.

     If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results, cause its failure to meet financial reporting obligations, limit the Company’s ability to raise capital through the public markets, lessen investor confidence and be ineffective in preventing fraud.

     We have invested significant human and financial resources to establish a manufacturing facility in Shenzhen, China and transition our supply base to Tier 1 Asian suppliers, but might not be able to achieve the intended benefits as quickly as anticipated, or at all.

     As part of our strategy to continually improve our operating cash flow, we are relying on lower labor and component costs associated with our China-based manufacturing facility, which was opened in April 2003, and our transition to Tier 1 Asian suppliers. By the end of 2004, we expect to have the operational capacity to produce approximately 70% of our Power and Flow Control manufacturing volume in Shenzhen, China based on current expected demand. Slower than expected customer acceptance; however, has resulted in our operating duplicate manufacturing facilities, which is negatively affecting our gross margin. This strategy involves significant risks, including:

•	Our customers may not accept products manufactured at our Chinese facility;

•	Certain major customers have strict “copy exact” requirements which may delay or prevent acceptance of lower-cost components from Tier 1 Asian suppliers;

•	We may not be able to attract and retain key personnel in our Chinese facility;

•	We may incur significant costs to test and repair products manufactured in our Shenzhen, China facility to mitigate the risk of shipping lower-quality products to our customers;

•	The Chinese government may allow the yuan to float against the U.S. dollar, which could significantly increase our operating costs; and

•	The transition may disrupt our United States employee base.

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

     MKS Instruments, Inc. filed a patent infringement suit against us in the United States District Court in Wilmington, Delaware in May 2003, and a counterpart action in Germany in June 2004, alleging that our Xstream™ With Active Matching Network™ products infringe patents held by MKS. In July 2004, a jury returned a verdict of infringement of three MKS patents in the U.S. litigation, which did not stipulate damages. The court has not enjoined us from selling the Xstream Products. We have filed to have the verdict set aside based upon defects in the trial, along with additional grounds for post-trial relief from the verdict. We also intend to assert vigorously our remaining defenses against the MKS complaint that have not yet been heard by the court. On August 4, 2004 a German court dismissed an infringement action filed by MKS and assessed the costs of the proceeding against MKS; however, MKS has now refiled their claim in a different German court. In July 2004, we filed a patent infringement suit against MKS tentatively scheduled for trial in early 2006, and intend to enforce vigorously our own patent rights in this action. As a result of these claims and any other future litigation, we may incur litigation costs that are material to our financial condition and results of operations. Additionally, a final adverse determination in the MKS or any future litigation could cause us to lose proprietary rights, subject us to significant fines or liabilities to third parties, require us to seek licenses or alternative technologies from others or prevent us from manufacturing or selling our products and impact future revenue. Any of these events could adversely affect our business, financial condition and results of operations.

     A significant portion of our sales is concentrated among a few customers.

     Our ten largest customers accounted for 60% and 55% of our total sales during the three-month periods ended September 30, 2004 and 2003, respectively, and 60% and 53% for the nine-month periods ended September 30, 2004 and 2003, respectively. Our largest customer, Applied Materials, accounted for 28% and 17% of our total sales during the three-month periods ended September 30, 2004 and 2003, respectively, and 29% and 19% for the nine-month periods ended September 30, 2004 and 2003, respectively. Ulvac, Inc. accounted for 11% of our sales for the three months ended September 30, 2004 and less than 10% in all previous quarters. The loss of any of our significant customers or a material reduction in any of their purchase orders would significantly harm our business, financial condition and results of operations.

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

     Certain of our largest customers also exert pressure on us to restrict our product distribution including, limiting the sale of our products to certain original equipment manufacturers, based on shared technological development, and prohibiting sales to our end user customer base entirely. Given our size relative to certain of our largest customers, we may be required to agree to limitations of this nature to remain competitive. Such limitations of our customer base would significantly harm our business.

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

     For the three-month periods ended September 30, 2004 and 2003, our sales to customers outside the United States were approximately 47% and 57%, respectively, and for the nine-month periods ended September 30, 2004 and 2003, our sales to customers outside the United States were approximately 46% and 54%, respectively. Our success in competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

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

In recent years, we have experienced higher than expected levels of warranty costs on certain products. We have been required to repair, rework and, in some cases, replace these products. Our warranty costs generally increase when we introduce newer, more complex products. We recorded warranty expense of approximately $2.2 million and $2.1 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $7.7 million and $5.8 million for the nine-month periods ended September 30, 2004 and 2003, respectively. These charges represented approximately 2.4% and 3.1% of sales for the three months ended September 30, 2004 and 2003, respectively, and 2.5% and 3.1% of sales for the nine months ended September 30, 2004 and 2003, respectively. If such levels of warranty costs persist or increase in the future, our financial condition and results of operations will be adversely affected.

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

     Douglas S. Schatz, our Chief Executive Officer, owned approximately 33% of our common stock outstanding as of November 1, 2004. This stockholding gives Mr. Schatz significant voting power. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to control our business affairs for the foreseeable future in a manner with which our stockholders may not agree.

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

     We believe that the following critical accounting policies, as discussed in our Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on February 24, 2004, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Valuation of intangible assets and goodwill

•	Long-lived assets including intangible assets subject to amortization

•	Reserve for excess and obsolete inventory

•	Reserve for warranty

•	Commitments and contingencies

•	Revenue recognition

•	Stock-based compensation

•	Deferred income taxes

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

     We provide solutions to a diversity of markets and geographic regions. However, we are focused on the semiconductor capital equipment industry, which accounted for approximately 61% and 56% of our sales in the three-month periods ended September 30, 2004 and 2003, respectively, and 64% and 58% in the nine-month periods ended September 30, 2004 and 2003, respectively. Future sales to the semiconductor capital equipment industry may represent approximately 55% to 70% of our total revenue, depending upon the strength or weakness of industry cycles.

     In mid 2003, the semiconductor capital equipment industry entered the early stages of a return to higher product demand, and in the first half of 2004, we generated net income of approximately $11.4 million on sales of $213.4 million. In the third quarter of 2004, we generated a net loss of $1.1 million on sales of $93.6 million. Our third quarter fall in sales was caused by a significant decline in demand in this industry, the extent and duration of which cannot be predicted.

     In effort to streamline operations, reduce manufacturing and repair costs and strengthen our long-term competitive position, in April 2003 we opened our 88,000 square-foot manufacturing facility in Shenzhen, China to be our high volume manufacturing location, which has been subsequently expanded to 100,200 square feet. By the end of 2004, we expect to have the operational capacity to produce 70% of our Power and Flow Control manufacturing volume in Shenzhen, China, based on current expected demand. On October 21, 2004, we announced that our manufacturing facility in Fort Collins, Colorado will be realigned to focus on new product design and launch programs, integrated services, low volume legacy products, and advanced manufacturing processes. The volume product lines that are currently being manufactured in Fort Collins, Colorado will be transferred to the Shenzhen, China facility. The realignment of the Fort Collins facility is expected to be completed in the third quarter of 2005. Over the next year, we expect to incur severance costs of $2.5 million to $3.0 million associated with a headcount reduction of approximately 200 employees in Fort Collins. We also expect to consolidate facilities in Fort Collins, and incur facilities and related costs of approximately $1.5 million. Once the transition has been completed, nearly all of our manufacturing volume will be produced in Shenzhen, China, which will reduce redundancies that have contributed to high labor and overhead expenses experienced during the past year.

     We plan to transition approximately 50% of our raw material purchasing to Tier 1 Asian suppliers by the end of 2004. Our biggest obstacle in our Tier 1 supplier initiative is complying with certain major customers’ stringent “copy exact” requirements. We are working closely with our largest original equipment manufacturers, or OEM’s, to ensure the transition proceeds on schedule. However, our transition goals may prove difficult to realize because of customer needs and product mix. This program ties in well with the ongoing transition to China manufacturing, as it is expected to increase the operating efficiencies in Shenzhen, China by synchronizing our product and supply base transfers to Asia.

     Management is focused on improving gross and operating margins and believes that as the transition to China-based manufacturing and shift to Tier 1 suppliers progresses further our margins will improve. However, with continued competitive pricing pressures a return to historic gross and operating margin levels will be difficult to achieve.

Results of Operations

  SALES

     The following tables summarize our unaudited net sales and percentages of net sales by customer type for the three- and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In thousands)
Semiconductor capital equipment	$56,872	$38,015	$196,051	$108,876
Data storage	5,747	9,158	24,226	21,304
Flat panel display	13,493	7,148	37,039	19,081
Advanced product applications	17,438	14,246	49,590	38,410

	$93,550	$68,567	$306,906	$187,671

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Semiconductor capital equipment	61%	56%	64%	58%
Data storage	6	13	8	11
Flat panel display	14	10	12	10
Advanced product applications	19	21	16	21

	100%	100%	100%	100%

     The following tables summarize our unaudited net sales and percentages of net sales by geographic region for the three- and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In thousands)
United States	$49,251	$29,752	$167,235	$87,129
Europe	13,015	15,221	47,877	38,277
Asia Pacific	31,168	23,313	91,102	61,843
Rest of world	116	281	692	422

	$93,550	$68,567	$306,906	$187,671

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	53%	44%	54%	47%
Europe	14	22	16	20
Asia Pacific	33	34	30	33
Rest of world	—	—	—	—

	100%	100%	100%	100%

     Sales were $93.6 million in the third quarter of 2004 and $68.6 million in the third quarter of 2003, representing an increase of 36%. Sales were $306.9 million in the first nine months of 2004 and $187.7 million in the first nine months of 2003, representing an increase of 64%.

     According to a leading industry research firm, sales of semiconductor capital equipment have grown at a compounded annual growth rate in excess of 11% over the past 30 years. However, the industry is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry increased by approximately 50% from the third quarter of 2003 to the third quarter of 2004, and 80% from the first nine months of 2003 to the first nine months of 2004, primarily driven by the recovery of the semiconductor and semiconductor capital equipment industries experienced primarily in the first half of 2004. Sales to our largest semiconductor capital equipment customers represented the majority of the increased sales volume.

     Applied Materials, Inc. is our largest customer and accounted for 28% and 17% of our sales for the three months ended September 30, 2004 and 2003, respectively, and 29% and 19% of our sales for the nine months ended September 30, 2004 and 2003, respectively. Ulvac, Inc. accounted for 11% of our sales for the three months ended September 30, 2004 and less than 10% in previous quarters and for the nine months ended September 30, 2004. No other customer accounted for more than 10% of our sales during these periods.

     Our sales to the flat panel display and advanced product applications markets increased by 89% and 22%, respectively, from the third quarter of 2003 to the third quarter of 2004, and increased by 94% and 29%, respectively, from the nine months ended September 30, 2003 to the nine months ended September 30, 2004, respectively. This growth is primarily attributed to order trends and the general expansion of end customer products including large flat panel displays, liquid crystal displays and applications dependent upon industrial coatings. Sales to the data storage market decreased 37% from the third quarter of 2003 to the third quarter of 2004, due to an earlier drop off in holiday season sales. Sales to this market increased by 14% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 attributable to the general expansion of the market.

     Looking forward to the remainder of 2004, there is no assurance that our revenue will remain consistent with, or increase from, the levels experienced during the three- and nine-month periods ended September 30, 2004. Changes in the macroeconomic environment, semiconductor supply and demand, and other changes that are beyond our control introduce significant uncertainty into our forecasts. Our average selling prices may also decline across all of our markets due to cost reduction initiatives by our major customers.

  GROSS MARGIN

     Our gross margin was 31.8% and 33.7% in the third quarters of 2004 and 2003, respectively. The decline from the 2003 period to the 2004 period is primarily due to product mix and duplicative costs associated with our China-based manufacturing facility. Our gross margin was 34.3% and 32.7% for the nine months ended September 30, 2004 and 2003, respectively. This increase in gross margin is primarily due to increased absorption of overhead due to the higher sales volumes offset by a relatively unfavorable product mix and the impact of the duplicative manufacturing facility costs. We have experienced higher demand for two specific product groups that currently have lower gross margin than our corporate average. These product lines are in transition to Shenzhen, China and other cost reduction initiatives are in place to mitigate their impact in the future. In addition to operating duplicative manufacturing facilities, the transition of a portion of our manufacturing capacity to Shenzhen, China has also required us to maintain redundant management and procurement teams, which during the 2004 periods negatively impacted our gross margin.

     While we expect the transition of the majority of our volume manufacturing to Shenzhen, China and our move to Tier 1 Asian suppliers will improve our gross margins in future periods, factors that could cause our margins to be negatively impacted include, but are not limited to the following:

•	Continued pricing pressure from our major customers;

•	Costs associated with transitioning a portion of our production to our Shenzhen, China facility, including costs incurred to operate duplicate manufacturing facilities;

•	Costs associated with refocusing the Fort Collins manufacturing facility on new product design and launch programs, integrated services, low volume legacy products, and advanced manufacturing processes

•	Unanticipated costs to comply with our customers’ “copy exact” requirements, especially related to our China transition and move to Tier 1 Asian suppliers;

•	Cost reduction programs initiated by semiconductor manufacturers and semiconductor capital equipment manufacturers that negatively impact our average selling price;

•	Warranty costs in excess of historical rates and our expectations;

•	Increased levels of excess and obsolete inventory, either due to market conditions, the introduction of new products by our competitors, or our decision to discontinue certain product lines;

•	Under absorption of overhead due to declining sales levels; and

•	Changes in foreign currency exchange rates that might affect our costs.

     Our warranty charges for the three months ended September 30, 2004 and 2003 were approximately $2.2 million and $2.1 million, respectively. Our warranty charges for the nine months ended September 30, 2004 and 2003 were $7.7 million and $5.8 million, respectively. These charges represented approximately 2.4% and 3.1% of sales for the three months ended September 30, 2004 and 2003, respectively, and 2.5% and 3.1% of sales for the nine months ended September 30, 2004 and 2003, respectively.

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

     Our research and development expenses were $12.6 million and $13.0 million for the three months ended September 30, 2004 and 2003, respectively, and were $38.8 million and $38.9 million for the nine months ended September 30, 2004 and 2003, respectively. As a percentage of sales, research and development expenses decreased from 18.9% for the three months ended September 30, 2003 to 13.4% for the three months ended September 30, 2004, and from 20.7% for the nine months ended September 2003 to 12.6% for the nine months ended September 30, 2004, primarily due to the higher sales base. We expect our research and development expenses for the fourth quarter of 2004 to be in line with the first three quarters of 2004.

  SALES AND MARKETING EXPENSES

     We constantly monitor our sales and marketing levels to meet current industry conditions. Our sales and marketing expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, and other selling and marketing activities.

     Sales and marketing expenses were $8.3 million and $7.3 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, sales and marketing expenses were $24.4 million and $23.9 million, respectively. As a percentage of sales, sales and marketing expenses decreased from 10.7% for the three months ended September 30, 2003 to 8.9% for the three months ended September 30, 2004, and from 12.7% for the nine months ended September 30, 2003 to 7.9% for the nine months ended September 30, 2004, due to the higher sales base. We expect our sales and marketing expenses for the fourth quarter to be in line with the first three quarters of 2004.

  GENERAL AND ADMINISTRATIVE EXPENSES

     Our general and administrative expenses support our worldwide corporate, legal, patent, tax, financial, corporate governance, administrative, information systems and human resource functions in addition to our general management. General and administrative expenses were $7.1 million for the three months ended September 30, 2004, and $6.3 million for the three months ended September 30, 2003. General and administrative expenses were $21.3 million in the first nine months of 2004 and $17.5 million in the first nine months of 2003. The 12.6% and 21.7% increases in general and administrative expenses from the three- and nine-month periods in 2003 to the comparable periods in 2004, respectively, were primarily due to legal fees associated with our ongoing patent litigation, increased health insurance premiums, costs associated with the Company’s efforts to comply with the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002 and salary increases. As a percentage of sales, general and administrative expenses decreased from 9.2% for the three months ended September 30, 2003 to 7.6% for the three months ended September 30, 2004, and from 9.3% for the nine months ended September 30, 2003 to 6.9% for the nine months ended September 30, 2004 due to the higher sales base. We expect our general and administrative expenses to decrease slightly in the fourth quarter from the first three quarters of 2004 due to a reduction in the legal fees associated with our ongoing patent litigation offset in part by the Company’s continued efforts to comply with the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002.

  RESTRUCTURING CHARGES

     At the end of 2002, we announced major changes in our operations, including the establishment of a manufacturing location in Shenzhen, China, consolidating worldwide sales forces, a move to Tier 1 suppliers, primarily in Asia, and the intention to close or sell certain facilities. The Company recorded charges totaling approximately $1.5 million in the first quarter of 2003 primarily associated with manufacturing and administrative personnel headcount reductions in the Company’s Japanese operations. In accordance with Japanese labor regulations the Company offered voluntary termination benefits to all of its Japanese employees. The voluntary termination benefits were accepted by 36 employees prior to March 31, 2003, with termination dates in the second quarter of 2003. All termination benefits were paid in the second quarter of 2003.

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

     The Company also recognized charges of approximately $1.0 million in the third quarter of 2003 that consisted primarily of the recognition of expense for involuntary employee termination benefits associated with the Company’s second quarter headcount reduction, asset impairments incurred as a result of exiting its Longmont, Colorado manufacturing facilities, and the involuntary termination of 20 employees in the third quarter of 2003.

     In the first, second and third quarters of 2004, we recorded restructuring charges of approximately $220,000, $187,000 and $88,000, respectively, primarily consisting of the recognition of expense for involuntary employee termination benefits associated with the headcount reduction in our U.S. operations of 34, 12 and 4 employees, respectively. These employees were terminated prior to the respective quarter ends. Additionally, in the third quarter, the Company reversed $253,000 of previously recorded charges due to variances from the original estimates used to establish the Company’s reserve.

     On October 21, 2004, we announced that our manufacturing facility in Fort Collins, Colorado will be realigned to focus on new product design and launch programs, integrated services, low volume legacy products, and advanced manufacturing processes. The volume product lines that are currently being manufactured in Fort Collins, Colorado will be transferred to the Shenzhen, China facility. The realignment of the Fort Collins facility is expected to be completed in the third quarter of 2005. Over the next year, we expect to incur severance costs of $2.5 million to $3.0 million associated with a headcount reduction of approximately 200 employees in Fort Collins. We also expect to consolidate facilities in Fort Collins, and incur facilities and related costs of approximately $1.5 million. Once the transition has been completed, nearly all of our manufacturing volume will be produced in Shenzhen, which will reduce redundancies that have contributed to high labor and overhead expenses experienced during the past year.

  INTANGIBLE ASSET IMPAIRMENT

     During the third quarter of 2003, we determined that one of our mass flow controller products would require a significant technological investment in order to conform to changing customer technologies which would enable it to be accepted by the semiconductor capital equipment industry. As a result, we performed an assessment of the carrying value of the related intangible asset. This assessment consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. We estimated the intangible asset’s fair value using a cash flow model assuming the technological investment was made, discounted at rates consistent with the risk of the related cash flow, and applying a hypothetic royalty rate to the projected revenue stream. Based on this analysis we determined that the fair value of the intangible asset was minimal and recorded an impairment of the carrying value of approximately $1.2 million, which has been reported as an intangible asset impairment in the accompanying condensed consolidated financial statements.

     During the fourth quarter of 2004, we will perform our annual goodwill impairment test in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

     OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.

     Interest income was approximately $414,000 in the third quarter of 2004 and $358,000 in the third quarter of 2003. Interest income was approximately $1.2 million in the first nine months of 2004 and $1.3 million in the first nine months of 2003. Interest income is fairly comparable for these periods as our lower level of cash available for investment is being offset by increased interest rates.

     Interest expense consists principally of interest on our convertible subordinated notes, on borrowings under capital lease facilities and senior debt, and amortization of our deferred debt issuance costs, and therefore is not expected to fluctuate significantly. Interest expense was approximately $2.7 million and $2.8 million for the third quarter of 2004 and 2003, respectively, and $8.3 million and $8.4 million for the first nine months of 2004 and 2003, respectively.

     Our foreign subsidiaries’ sales are primarily denominated in currencies other than the U.S. dollar. We recorded net foreign currency gains of $354,000 and $290,000 in the third quarter of 2004 and 2003, respectively. We recorded net foreign currency gains of $434,000 and $299,000 for the first nine months of 2004 and 2003, respectively.

     Other income was $1.1 million for the first nine months of 2004, consisting primarily of the sale of a portion of a marketable equity security for a gain of $703,000 and the sale of our Noah chiller business for a gain of $404,000. Other expense was $529,000 for the first nine months of 2003.

     PROVISION FOR INCOME TAXES

     The income tax provision for the three- and nine-month periods ended September 30, 2004 was $997,000 and $4.6 million, respectively. Such provisions are generally attributed to taxable income generated in certain jurisdictions. The income tax provision for the three- and nine-month periods ended September 30, 2003 was $19.4 million and $11.0 million, respectively.

     During the third quarter of 2003, we recorded valuation allowances against certain of our United States and foreign net deferred tax assets in jurisdictions where we have incurred significant losses. Given such experience, management could not conclude that it was more likely than not that these net deferred tax assets would be realized. Accordingly, management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, was required to place greater weight on our historical results as compared to projections regarding future taxable income. For the three- and nine-month periods ended September 30, 2004, the Company generated (loss)/income before taxes of approximately ($139,000) and $14.9 million, respectively.

For the three-month period ended September 30, 2004, due to losses before income taxes earned in certain tax jurisdictions, the company increased its valuation allowance by approximately $957,000 in the appropriate tax jurisdictions. For the nine-month period ended September 30, 2004, the company reversed through the provision for income taxes approximately $754,000 of its valuation allowance in the appropriate tax jurisdictions. We will continue to evaluate the valuation allowance on a quarterly basis, and may in the future reverse some portion or all of our valuation allowance and recognize a reduction in income tax expense or increase the valuation allowance for previously unreserved assets and recognize an increase in income tax expense. A portion of the valuation allowance relates to the benefit from stock-based compensation. Any reversal of valuation allowance from this item will be reflected as a component of stockholders’ equity.

     When recording acquisitions, we have recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Reversals of valuation allowances recorded in purchase accounting are reflected as a reduction of goodwill in the period of reversal. For the three- and nine-month periods ended September 30, 2004, valuation allowances established in purchase accounting were reversed with a corresponding reduction in goodwill of approximately $545,000 and $3.1 million, respectively.

Liquidity and Capital Resources

     At September 30, 2004, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $112.8 million, and a credit facility consisting of a $25 million revolving line of credit, none of which was outstanding at September 30, 2004. Advances under the revolving line of credit would bear interest at the prime rate (4.75% November 1, 2004) minus 1% and would be due and payable in May 2005. If we draw on this line of credit, we would be subject to covenants that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends. We were in compliance with all such covenants at September 30, 2004.

     During the first nine months of 2004, our cash, cash equivalents and marketable securities decreased $22.1 million from $134.9 million at December 31, 2003. At September 30, 2004, the total amount outstanding under our 5.0% Notes and our 5.25% Notes was $187.7 million. In 2006, when these convertible subordinated notes become due, it is possible we may need substantial funds in excess of our current cash reserves to repay such debt. Our 5.0% Notes with a principal balance of $121.5 million are due September 1, 2006, and our 5.25% Notes with a principal balance of $66.2 million are due November 15, 2006. Our 5.0% Notes are convertible into common stock at $29.83 per share, and our 5.25% Notes are convertible into common stock at $49.53 per share. On November 1, 2004, the closing price of our common stock was $10.01 per share. We may be unable to refinance the debt on favorable terms or at all.

     We may raise capital during the next twelve months by issuing common stock, convertible or other debt securities, or a combination thereof. Such proceeds would be used to realign our capital structure and provide liquidity for future semiconductor capital equipment cycles. However, such sources of liquidity may not be available to us on acceptable terms, or at all.

     We have historically financed our operations and capital requirements through a combination of cash provided by operations, the issuance of long-term debt and common stock, bank loans, capital lease obligations and operating leases. However, we have not sustained positive cash flow from operations since 2001.

     The Company has committed to purchase approximately $12.8 million of parts, components and subassemblies from various suppliers, contingent upon the Company terminating business with such suppliers. These inventory purchase obligations consist of minimum purchase commitments to ensure the Company has an adequate supply of critical components to meet the demand of its customers.

     Operating activities used cash of $7.1 million in the first nine months of 2004, reflecting our net income of $10.3 million increased by non-cash items of $16.4 million and offset by net working capital changes of approximately $33.7 million. Non-cash items during this period primarily consisted of the following:

•	Depreciation and amortization of $14.0 million;

•	Amortization of deferred debt issuance costs of $825,000;

•	Provision for deferred income taxes of $2.0 million;

•	A loss on the disposal of property and equipment of $599,000;

•	A gain on the sale of our Noah chiller assets of $404,000; and

•	A gain on the sale of a marketable security investment of $703,000.

     Net working capital changes during the first nine months of 2004 used cash of $33.7 million and primarily consisted of the following:

•	An increase in accounts receivable of $13.1 million;

•	An increase in inventory of $26.7 million, due to the establishment of our China-based manufacturing facility and increased production volumes to meet customer contractual inventory levels and customer delivery requirements;

•	A $9.1 million increase in trade accounts payable, which was primarily incurred to finance our inventory purchases; and

•	A $7.1 million decrease in customer deposits and other accrued expenses.

     Operating activities used cash of $19.5 million in the first nine months of 2003, reflecting our net loss of $41.8 million partially offset by non-cash items of $31.0 million and increased by net working capital changes of approximately $8.7 million. Non-cash items during this period primarily consisted of the following:

•	Depreciation and amortization of $17.6 million;

•	Amortization of deferred debt issuance costs of $824,000;

•	A provision for deferred income taxes of $9.0 million;

•	A loss on the disposal of property and equipment of $1.9 million; and

•	An impairment of intangible assets of $1.2 million.

     Net working capital changes during the first nine months of 2003 used cash of $8.7 million and primarily consisted of the following:

•	A $9.3 million increase in accounts receivable;

•	A $2.1 million increase in inventory;

•	A $2.9 million increase in demonstration and customer service equipment;

•	A $4.4 million increase in trade accounts payable; and

•	A $1.4 million decrease in customer deposits and other accrued expenses.

     Any future decline in the industries in which we operate could substantially affect our ability to generate new sales and collect payments from our customers. Additionally, cash will be used for severance payments associated with the reductions in force at the Fort Collins manufacturing facility and other costs associated with the transfer of operations to the high volume Shenzhen, China manufacturing facility. We are unable to provide any assurance regarding our future cash flow from operations.

     Investing activities generated cash of $8.7 million in the first nine months of 2004 and primarily consisted of the net sale of $19.2 million of marketable securities, proceeds from the sale of assets of $2.1 million partially offset by the purchase of property and equipment for $12.5 million. We expect to spend approximately $2.5 million for the purchase of property and equipment during the remainder of 2004. Our planned level of capital expenditures is subject to frequent revisions because our business experiences sudden changes as we move into industry upturns and downturns and expected sales levels change. In addition, changes in foreign currency exchange rates may significantly impact our capital expenditures and depreciation expense recognized in a particular period.

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

     Financing activities used cash of $4.5 million in the first nine months of 2004, and consisted of payments on our senior borrowings and capital lease obligations of $7.3 million, offset by proceeds from borrowings of $1.6 million and proceeds from common stock transactions of $1.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2004, our investments in marketable securities consisted primarily of commercial paper, municipal and state bonds and notes and institutional money markets. These securities are highly liquid. Earnings on our marketable securities are typically invested into similar securities. In the first nine months of 2004, the rates we earned on our marketable securities averaged approximately 1.9% on a before tax equivalent basis. The impact on interest income of a 10% decrease in the average interest rate would have resulted in approximately $120,000 less interest income in the first nine months of 2004.

     The interest rates on our subordinated debt are fixed, specifically, at 5.25% for the $66.2 million of our debt due November 15, 2006, and at 5.00% for the $121.5 million of our debt that is due September 1, 2006. Because these rates are fixed, we believe there is no risk of increased interest expense.

     The interest rates on our Aera Japan subsidiary’s credit lines are variable and currently range from 1.5% to 3.1%. We believe a 10% increase in the average interest rate on these instruments would not have a material effect on our financial position or results of operations.

Foreign Currency Exchange Rate Risk

     We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. It is highly unpredictable how currency exchange rates will fluctuate in the future. We have entered into various forward foreign currency exchange contracts to mitigate currency fluctuations in the Japanese yen, euro, Taiwanese dollar and Chinese yuan. The notional amount of our foreign currency contracts at September 30, 2004 was $13.2 million. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates at September 30, 2004, would be approximately $1.3 million, which would be essentially offset by corresponding gains related to the underlying assets. We will continue to evaluate various methods to minimize the effects of currency fluctuations when we translate the financial statements of our foreign subsidiaries into U.S. dollars. At September 30, 2004, we held foreign currency forward contracts, maturing through October 2004, to purchase U.S. dollars and sell various foreign currencies.

     The following table summarizes our outstanding contracts at September 30, 2004:

		Market Settlement
	Notional Amounts	Amounts	Unrealized Gain
Japanese yen contracts	$5,000,000	$4,972,000	$28,000
Korean won contract	3,200,000	3,193,000	7,000
Taiwanese dollar contract	4,500,000	4,492,000	8,000
Chinese yuan contract	500,000	499,000	1,000

Balance at September 30, 2004	$13,200,000	$13,156,000	$44,000

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have implemented controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information required to be disclosed by us in our Exchange Act reports, including this Form 10-Q (“disclosure controls and procedures”). Our disclosure controls and procedures include controls and procedures designed to ensure that material information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of the end of the quarter covered by this Form 10-Q and concluded that such controls and procedures are effective as of such date with the exception of the one item discussed below.

The Company’s internal audit department has identified an internal control issue related to the lack of segregation of duties defined within the Company’s enterprise resource planning (“ERP”) system, as certain employees have access in our ERP system to record transactions outside of their assigned job responsibilities. Although the Company believes that there are sufficient detective controls in place to identify any material error that could result from the lack of segregation of duties defined within our ERP system, due to the pervasive nature of this issue the Company has concluded that it is a material weakness. Upon identification of this weakness, the Company has made resources available to work through the process of appropriately assigning roles and responsibilities for each employee with access to our ERP system and implementing these changes in the ERP system. Proper segregation of duties defined within our ERP system is expected to be achieved during the fourth quarter of 2004; however, the material weakness will not be considered remediated until these controls have been operating for a period of time, are tested, and it is evident that such controls are operating effectively.

(b)	Internal Control over Financial Reporting. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have implemented controls and other procedures that are designed to provide us with reasonable assurance as to the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (“internal control over financial reporting”). During the quarter covered by this Form 10-Q, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The change to our internal control over financial reporting being implemented as a result of the item discussed in (a) above will be made in the fourth quarter of 2004.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are party to various legal proceedings related to our business. In April 2003, we filed a claim in the United States District Court for the District of Colorado seeking a declaratory ruling that our new plasma source products Xstream™ With Active Matching Network™ (“Xstream Products”) are not in violation of U.S. Patents held by MKS Instruments, Inc. (“MKS”). This case was transferred by the Colorado court to the United States District Court for the District of Delaware for consolidation with a patent infringement suit filed in that court by MKS in May 2003, alleging that our Xstream Products infringe five patents held by MKS. On July 23, 2004, a jury returned a verdict of infringement of three MKS patents, which did not stipulate damages. The court has not enjoined us from selling the Xstream Products. We have filed to have the verdict set aside based upon defects in the trial, along with additional grounds for post-trial relief from the verdict. We also intend to assert vigorously our remaining defenses against the MKS complaint that have not yet been heard by the court. Potential liability, if any, resulting from the jury verdict is indeterminable at this time, and therefore no amount has been accrued in the accompanying financial statements. On June 2, 2004, MKS filed a petition in the District Court in Munich, Germany, alleging infringement by our Xstream Products of a counterpart German patent owned by MKS. On August 4, 2004, the German court dismissed MKS’s petition and assessed costs of the proceeding against MKS. MKS has refiled an infringement petition in the district court of Mannheim, which the Company will vigorously oppose.

     On July 12, 2004, we filed a complaint in the United States District Court for the District of Delaware against MKS alleging that MKS’s Astron reactive gas source products infringe our U.S. Patent No. 6,046,546. Trial has been tentatively scheduled for early 2006. We intend to enforce vigorously our own intellectual property rights in this action.

     On September 17, 2001, Sierra Applied Sciences, Inc. filed for declaratory judgment asking the U.S. District Court for the District of Colorado to rule that their products did not infringe our U.S. patent no. 5,718,813 and that the patent was invalid. On March 24, 2003, the Court granted our motion to dismiss the case for lack of subject matter jurisdiction. The Court of Appeals for the Federal Circuit affirmed the dismissal on April 13, 2004 as to all of Sierra’s current activities, but remanded for findings related to past sales of older products. The case was settled and dismissed on September 2, 2004 under terms of a settlement agreement that provided for no monetary consideration to be paid by either party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	By-laws. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(b) Reports on Form 8-K

     We filed the following reports on Form 8-K during the third quarter of 2004:

(i)	We filed with the Securities and Exchange Commission a Current Report on Form 8-K on July 22, 2004 to furnish under Item 12 our press release announcing our results of operations for the three- and six-month periods ended June 30, 2004.

(ii)	We filed with the Securities and Exchange Commission a Current Report on Form 8-K on August 20, 2004 to furnish under Item 4 notification of our dismissal of our independent accountants, KPMG LLP, and appointment of Grant Thornton LLP.

(iii)	We filed with the Securities and Exchange Commission a Current Report on Form 8-K/A on August 23, 2004 to furnish as an exhibit a letter from KPMG LLP to the Securities and Exchange Commission, which letter was not available at the time of the initial filing of Form 8-K on August 20, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.
/s/ Michael El-Hillow
Dated: November 8, 2004	Michael El-Hillow
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation, as amended. (1)

3.3	By-laws. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.