Form 10-K
period 2004-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2005-03-31
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004.

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐.

The approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $210.8 million as of June 30, 2004.

32,767,792

(Number of shares of Common Stock outstanding as of March 24, 2005)

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated By
Document	Reference In Part No.
Portions of Advanced Energy Industries, Inc. definitive proxy statement for its 2005 Annual Meeting of Stockholders to be held on May 4, 2005	III

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

     We incorporated in Colorado in 1981 and reincorporated in Delaware in 1995. In 1995, we effected the initial public offering of our Common Stock. Unless the context otherwise requires, as used in this Form 10-K, references to “Advanced Energy” refer to Advanced Energy Industries, Inc., and references to “the Company”, “we”, “us” or “our” refer to Advanced Energy and its consolidated subsidiaries. Our executive offices are located at 1625 Sharp Point Drive, Fort Collins, Colorado 80525, and our telephone number is 970-221-4670. Our website address is www.advanced-energy.com. We make available, free of charge on our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after filing such reports with, or furnishing them to, the Securities and Exchange Commission (the “SEC”). Such reports are also available at www.sec.gov.

     We design, manufacture and support a group of key components and subsystems primarily for vacuum process systems. Our primary products are complex power conversion and control systems. Our products also control the flow of liquids into the process chambers for semiconductor equipment and provide thermal control and sensing within the chamber. Our customers use our products in plasma-based thin-film processing equipment that is essential to the manufacture of, among other things:

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

     We market and sell our products primarily to large, original equipment manufacturers (“OEMs”) of semiconductor, flat panel display, data storage and other industrial thin-film manufacturing equipment. Sales to customers in the semiconductor capital equipment industry comprised 60% of our sales in 2004, 59% in 2003 and 68% in 2002. We sell our products primarily through direct sales personnel to customers in the United States, Europe and Asia, and through distributors in regions both inside and outside the United States. International sales represented 47% of our sales in 2004, 53% in 2003 and 40% in 2002. Additionally, many of our products sold domestically are placed on systems shipped overseas by our customers.

Products

     Our major products fall into four categories: Power, Flow Control, Thermal Instrumentation and Source Technology. Our products are designed to improve productivity and lower the cost of ownership for our customers.

POWER

     Our power systems include direct current (“DC”), high power, low and mid frequency, and radio frequency (“RF”) power supplies, matching networks and RF instrumentation. Our power systems refine, modify and control the raw electrical power from a utility and convert it into power that is uniform, predictable and repeatable. Our power systems are primarily used by semiconductor and flat panel display manufacturers in the following applications: physical vapor deposition; chemical vapor deposition; reactive sputtering; electroplating; plasma vacuum processes and bias; oxide, poly and conductor etch; carbon dioxide laser excitation; data storage; and architectural glass.

FLOW CONTROL

     Our flow control products include thermal mass flow controllers (“MFCs”), pressure-based MFCs, liquid MFCs, liquid vapor delivery systems, pressure control systems and ultrasonic control systems. Our flow control products control or monitor the flow of high-purity liquids, liquid vapor, and gases encompassing a wide range of input pressures. Our flow control products are primarily used in semiconductor applications, fiber optics, safe delivery system applications, chemical vapor deposition and silica industries.

THERMAL INSTRUMENTATION

     Our thermal instrumentation products, primarily used in the semiconductor industry, provide thermal management and control solutions for applications where time-temperature cycles affect productivity and yield. They are used in physical vapor deposition, chemical vapor deposition, rapid thermal processing and other semiconductor applications requiring non-contact temperature measurement, chemical mechanical polishing, track and lithography.

SOURCE TECHNOLOGY

     Our source technology products include plasma and ion beam sources which are used in the direct deposition of thin films of diamond-like carbon, ion-assisted deposition, ion beam etching, optical coating, industrial coating, pre-cleaning and chamber clean. Our plasma-source platform is a complete system, including a remote plasma source, a power supply and an active matching network.

OTHER PRODUCTS

     We also offer DC-to-DC converters specifically designed to power low voltage, high-current microprocessors, application-specific integrated circuits, logic and memory chips and servers.

     The following summarizes our portfolio of product platforms:

		Product	Major Process
	Products	Description	Applications

POWER	Direct Current DC Pulsing Product Suite, E-Chuck System, E’Wave™, MDX Series, MDX II Series, Pinnacle ® 3000, Pinnacle® Diamond, Pinnacle® Plus Series, Pinnacle® Series, Summit™ Series	Power conversion and control systems	CVD • PECVD • HDPCVD PVD • Reactive sputtering • Vacuum sputtering Etch
High Power
     Astral® Series, Crystal®

Low and Mid Frequency
     LFGC Series, LFGS Series, PDX® Series, PE and
     PE II Series, RAS Split Inductor

RF and High Frequency
     Apex® Series, CESAR™ Series, HPG Series, HFV
     ™ Variable Frequency Generators, RFG Series,
     Ovation™ Series

• Oxide • Poly • Conductor Ion implantation Plasma vacuum process systems Electroplating Wafer handling Bias CO2 laser excitation Flat panel display Data storage Architectural glass
Match Networks VarioMatch™ Series, Navigator™ Match Network Series

RF Instrumentation Z’Scan® Sensors

FLOW CONTROL	Mass Flow Controllers
     Aera® FC-780CHT Series, Aera® FC-790 Series,
     Aera® FC-900 Series, Aera® FC-1000 Series, Aera
      ® FC-7700 Series, Aera® FC-7800 Series, Aera®
      FC-D980 Series, Aera® FC-P2000 Series, Aera®
      FC-PA780 Series Digital, Aera® LX-1200/1200C
     Series, Aera® PrimAera® Series Digital

		Digital and analog MFCs, large capacity thermal vaporizer and delivery system, compact thermal vaporizer and delivery system, thermal refill and vaporizer recharge system, ultrasonic flow controller	Semiconductor processes Fiber optics Safe delivery systems Vaporized liquids Silica industries CVD diffusion
Thermal Vaporizer Systems Aera® ADS-L200, Aera® AS Series, Aera® GS- 440A
Mass Flow Meters Aera® USF100 A-G Ultra-Sonic, Aera® Mass Flow Meter Series , EMCO® Industrial Flow Meters

THERMAL INSTRUMENTATION	Thermal Sensing Systems Sekidenko OR1000F Optical Fiber Thermometer, Sekidenko OR2000F Optical Fiber Thermometer	Non-contact temperature sensing systems	RTP PVD CVD CMP Track Lithography

SOURCE TECHNOLOGY	Ion Beam Sources LIS Series Plasma Source Xstream™ with Active Matching Network™, Litmas™	Direct deposition of thin films, ion-assisted deposition	CVD chamber clean Deposition Thin films Etch Optical coating Industrial coating

OTHER PRODUCTS	DC-to-DC Converters
HDS High-Density 1.25 V 11 A, HDS High-Density
1.5 V 36 A, HDS High-Density 2.5 V 43 A, HDS High-
Density 3.3 V 34 A, HDS High-Density 48 to 12 V,
	HDS High-Density 5 V 18 A, VRMs, MVRs	Low voltage/high current power conversion	DC-to-DC conversion

Markets, Applications and Customers

MARKETS

     Most of our sales have historically been to customers in the semiconductor capital equipment industry. Sales to customers in this industry represented 60% of our sales in 2004, 59% in 2003 and 68% in 2002. Our power, flow control, thermal instrumentation, source technology as well as other products are also used in the flat panel display, data storage and advanced product applications markets. Following is a discussion of the major markets for our products.

     SEMICONDUCTOR CAPITAL EQUIPMENT MANUFACTURING MARKET. We sell our products primarily to semiconductor capital equipment manufacturers for incorporation into equipment used to make integrated circuits, as well as other equipment manufacturers discussed below. Our products are currently used in the major semiconductor processing steps, including:

•	Chemical vapor deposition

•	Physical vapor deposition

•	Oxide etch

•	Poly etch

•	Conductor etch

•	Wafer handling

•	Chemical mechanical polishing

     Our power systems provide the energy to drive the chemical reaction for thin-film processes such as deposition and etch. Our flow control products control the fluid or gas being delivered to ensure high-purity, our thermal instrumentation products measure the temperature of the process chamber and our source technology products optimize CVD clean, deposition and etch processes. The precise control over plasma-based processes enables the production of integrated circuits with reduced feature sizes and increased speed and performance. We anticipate that the semiconductor capital equipment industry will continue to be a substantial part of our business for the foreseeable future.

     FLAT PANEL DISPLAY MANUFACTURING EQUIPMENT MARKET. We sell our products to manufacturers of flat panel displays and flat panel projection devices, which have fabrication processes similar to those employed in manufacturing integrated circuits. Flat panel technology produces bright, sharp, large, color-rich images on flat screens for products ranging from hand-held devices to laptop and desktop computer monitors to plasma and liquid crystal display-screen televisions. The transition to larger panel sizes and higher display resolution is driving the need for tighter process controls to reduce manufacturing costs and defects. There are three major types of flat panel displays: liquid crystal displays, field emitter displays, and gas plasma displays. There are two types of flat panel projection devices: liquid crystal projection and digital micro-mirror displays. We sell our products to all five of these flat panel markets.

     DATA STORAGE MANUFACTURING EQUIPMENT MARKETS. We sell products to manufacturers of data storage equipment and data storage devices for use in producing a variety of products, including CDs, CD-ROMs and DVDs; computer hard discs, including both media and thin-film heads; and optical storage media. These products use a PVD process to produce optical and magnetic thin-film layers as well as a protective-wear layer. In this market, the trend towards higher recording densities requires denser, thinner and more precise films. The use of equipment incorporating magnetic media to store analog and digital data expands with the growth of the laptop, desktop and workstation computer markets and the consumer electronics audio and video markets.

     ADVANCED PRODUCT APPLICATIONS MARKETS. We sell our products to OEMs and producers of end products in a variety of industrial markets. Thin-film optical coatings are used in the manufacture of many industrial products, including solar panels, architectural glass, eyeglasses, lenses, barcode readers and front surface mirrors. Thin films of diamond-like coatings and other materials are currently applied to products in plasma-based processes to strengthen and harden surfaces on such diverse products as tools, razor blades, automotive parts and hip joint replacements. Other thin-film processes that use our products enable a variety of industrial packaging applications such as decorative wrapping and food packaging. The advanced thin-film production processes allow precise control of various optical and physical properties, including color, transparency and electrical and thermal conductivity. The improved adhesion and high-film quality resulting from plasma-based processing make it the preferred method of applying the thin films. Many of these thin-film industrial applications require power levels substantially greater than those used in our other markets.

     Also included in the advanced product applications markets are our sales to OEMs of high-end computing, automated test equipment and DataCom products.

APPLICATIONS

     We have sold our products for use in connection with the following processes and applications:

Semiconductor	Data Storage	Flat Panel Display	Advanced Product Applications
Chemical vapor deposition Etch	CD-ROMs CDs	Active matrix LCDs Digital micro-mirror	Advanced computer technology workstations and servers
(conductor and dielectric)	DVDs	Field emission displays	Automobile coatings
High-density plasma CVD	Hard disc carbon wear coatings	Large flat panel displays	Chemical, physical and materials research
Ion implantation	Hard disc magnetic media	LCD projection	Circuit board etch-back and de-smear
Magnet field controls	Magneto-optic CDs	Liquid crystal displays	Consumer product coatings
Mass flow control	Recordable CDs	Medical applications	Diamond-like coatings
Megasonic cleaning	Thin-film heads	Plasma displays	Food package coatings
Optical fiber thermometers			Glass coatings
Photo-resist stripping			Optical coatings
Physical vapor deposition			Photovoltaics
Plasma-enhanced CVD			Superconductors
Chemical mechanical polishing (CMP)
Solid-state temperature
controls
Wafer handling

CUSTOMERS

     Our products are sold worldwide to more than 100 OEMs and directly to more than 500 end users. Our ten largest customers accounted for 59% of our total sales in 2004, 54% in 2003 and 53% in 2002. We expect that sales of our products to these customers will continue to account for a large percentage of our sales in the foreseeable future.

     Applied Materials, our largest customer, accounted for 27% of our sales in 2004, 20% in 2003 and 27% in 2002. No other customer exceeded 10% of our sales during these yearly periods.

Backlog

     Our backlog decreased from $53.7 million at December 31, 2003 to $33.9 million at December 31, 2004. We schedule production of our systems based on order backlog and customer commitments. Backlog includes only orders scheduled to ship in the following quarter for which written authorizations have been accepted and revenue has not been recognized. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations.

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

     Sales outside the United States represented approximately 47% of our total sales in 2004, 53% in 2003 and 40% in 2002. International sales are subject to certain risks, including exposure to foreign currency fluctuations, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and taxes and longer payment cycles typically associated with international sales.

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

Manufacturing

     Our manufacturing locations are in Fort Collins, Colorado; Shenzhen, China; Stolberg, Germany; Hachioji, Japan; and Vancouver, Washington. In 2004, we continued the realignment of our worldwide manufacturing infrastructure, with Shenzhen, China expected to be the central high-volume manufacturing site by the end of 2005. We announced plans to realign the Fort Collins, Colorado and Hachioji, Japan locations to focus on service and support, new product introduction and advanced manufacturing. We expect to complete the realignment by the end of 2005.

     With the exception of our Fort Collins, Colorado and Shenzhen, China facilities, we generally manufacture different products at each facility. Of the total number of product lines planned for transfer to Shenzhen, China, we have completed approximately 75% of the power product transfers from Fort Collins, Colorado and have transferred approximately 60% of mass flow control products from Hachioji, Japan as of the end of 2004. Our manufacturing activities consist of the assembly and testing of components and subassemblies, which are then integrated into our final products. Once final testing of all electrical and electro-mechanical subassemblies is completed, the final product is subjected to a series of reliability-enhancing operations prior to shipment to our customers. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We are increasingly outsourcing more of our subassembly work.

     We rely on sole and limited source suppliers for certain parts and subassemblies. This reliance creates a potential inability to obtain an adequate supply of required components and reduces control over pricing and delivery time of components. An inability to obtain adequate supplies would require us to seek alternative sources of supply or might require us to redesign our products to accommodate different components or subassemblies. We could be prevented from the timely shipment of our products to our customers if we are forced to seek alternative sources of supply, manufacture such components or subassemblies internally, or redesign our products. Further, due to our customers’ strict and extensive requirements, most supplier changes require vendor requalification, which can be time consuming and costly.

Intellectual Property

     We have a practice of seeking patents on inventions governing new products or technologies as part of our ongoing research, development and manufacturing activities. We currently hold 86 United States patents, 37 foreign-issued patents, and have over 100 patent applications pending in the United States, Europe and Asia. Generally, our efforts to obtain international patents have been concentrated in the United Kingdom, Germany, France and the Pacific Rim, because there are other manufacturers and developers of power conversion and control systems in those countries as well as customers for those systems.

     Litigation may from time to time be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. See “Cautionary Statements – Risk Factors – We are highly dependent on our intellectual property.”

Competition

     The markets we serve are highly competitive and characterized by ongoing technological development and changing customer requirements. Significant competitive factors in our markets include product performance, price, quality and reliability and level of customer service and support. We believe that we currently compete effectively with respect to these factors, although we cannot assure that we will be able to compete effectively in the future.

     The markets in which we compete have seen an increase in global competition, especially from Asian and European-based equipment vendors. We have several foreign and domestic competitors for each of our product lines. Some of these competitors are larger and have greater resources than we have. Our ability to continue to compete successfully in these markets depends on our ability to make timely introductions of system enhancements and new products. We expect our competitors will continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics. We believe we will be required to maintain a high level of investment in both research and development and sales and marketing in order to remain competitive.

Operating Segment

     We operate and manage our business of manufacturing, marketing and servicing components and subsystems for plasma-based manufacturing processes as one segment. All material operating units qualify for aggregation under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” because all of our products and systems have similar economic characteristics, procurement, production and distribution processes. To report revenues from external customers for each product and service or each group of similar products and services would be impracticable. Since we operate in one segment, all financial segment information required by SFAS No. 131 is found in the accompanying consolidated financial statements. Please refer to Note 15 Foreign Operations and Major Customers, included in Part II, Item 8 of this Form 10-K for further discussion regarding our operations.

Research and Development

     The market for our subsystems for vacuum process systems and related accessories is characterized by ongoing technological changes. We believe that continued and timely development of new highly differentiated products and enhancements to existing products to support OEM requirements is necessary for us to maintain a competitive position in the markets we serve. Accordingly, we devote a significant portion of our personnel and financial resources to research and development projects and seek to maintain close relationships with our customers and other industry leaders in order to remain responsive to their product requirements. Research and development expenses were $51.5 million in 2004, $51.6 million in 2003 and $49.0 million in 2002, representing 13.0% of total sales in 2004, 19.7% in 2003 and 20.5% in 2002.

Number of Employees

     As of December 31, 2004, we had a total of 1,651 employees, 1,486 of whom were full-time employees. There is no union representation of our employees, and we have never experienced an involuntary work stoppage. We consider our employee relations to be good.

Effect of Environmental Laws

     We are subject to federal, state and local environmental laws and regulations, as well as the environmental laws and regulations of the foreign federal and local jurisdictions in which we have manufacturing facilities. We believe we are in compliance with all such laws and regulations.

Cautionary Statements – Risk Factors

     This Form 10-K includes “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained or incorporated by reference in this Form 10-K, other than statements of historical fact, are “forward-looking statements.” For example, statements relating to our beliefs, expectations, plans and projections are forward-looking statements as are statements that specified actions, conditions or circumstances will continue or change. Forward-looking statements involve risks and uncertainties. In some cases, forward-looking statements can be identified by the inclusion of words such as “believe,” “expect,” “plan,” “anticipate,” “estimate” and similar words.

     Some of the forward-looking statements in this Form 10-K are expectations or projections relating to:

•	Our ability to refinance our convertible subordinated notes due in 2006;

•	Our future revenues;

•	Our future gross profit;

•	Transitioning our high-volume manufacturing to Shenzhen, China;

•	Transitioning to high-quality, low-cost suppliers local to our Shenzhen, China facility (“Tier 1 Asian suppliers”);

•	Market acceptance of our products;

•	Reducing our operating breakeven point;

•	Customer inventory levels, requirements and order levels;

•	Research and development expenses;

•	Selling, general and administrative expenses;

•	Sufficiency and availability of capital resources;

•	Capital expenditures;

•	Restructuring activities and expenses; and

•	General global economic conditions.

     Our actual results could differ materially from those projected or assumed in our forward-looking statements, because forward-looking statements by their nature are subject to risks and uncertainties. Factors that could contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include the factors described in this section. Other factors might also contribute to the differences between our forward-looking statements and our actual results. We assume no obligation to update any forward-looking statement or the reasons why our actual results might differ.

     We have $187.7 million of convertible subordinated notes outstanding with maturity dates in the second half of 2006. Our current cash reserves are insufficient to repay this debt in full. We will not be able to internally generate sufficient cash from operations to repay this debt by the maturity dates. Depending upon the price of our stock, refinancing our debt obligations, if possible, may result in dilution of our common shareholders equity.

     We will be required to repay the notes at maturity, unless we can refinance the debt or the noteholders convert their notes into common stock before the maturity dates. Our 5.0% convertible subordinated notes with a principal balance of $121.5 million are due September 1, 2006, and our 5.25% convertible subordinated notes with a principal balance of $66.2 million are due November 15, 2006. Our 5.0% notes are convertible into common stock at $29.83 per share. Our 5.25% notes are convertible into common stock at $49.53 per share. Noteholders will be unlikely to convert their notes unless our stock price rises above the conversion levels of the notes. On March 24, 2005 the closing price of our common stock on the Nasdaq National Market was $9.35 per share.

     We are exploring ways to refinance the notes, as well as potential sales of assets that are not critical to our core operations. We might not be able to refinance the notes prior to their maturity on commercially reasonable terms, or at all. Refinancing the debt, if possible, might result in dilution to our common stockholder’s equity. If we are unable to repay or refinance the notes at or before maturity, the trustee of the notes will have the right to bring judicial proceedings against us to enforce the noteholders’ rights, including the right to repayment prior and in preference to our common stockholders and potentially the right to force us to liquidate some of our assets.

     The semiconductor, semiconductor capital equipment and flat panel display industries are highly cyclical, which impacts our operating results.

     These industries have historically been growth cyclical because of sudden changes in demand for semiconductors, flat panel displays and the related manufacturing capacity. The rate of changes in demand, including end demand, is accelerating, and the effect of these changes is occurring sooner, exacerbating the volatility of these cycles. These changes affect the timing and amount of our customers’ equipment purchases and investments in new technology, as well as our costs and operations.

     During periods of declining demand, our customers typically reduce purchases, delay delivery of products and cancel orders. We might incur significant charges as we seek to align our cost structure with the reduction in sales. In addition, we might not be able to respond adequately or quickly to the declining demand. We may also be required to record significant reserves for excess and obsolete inventory as demand for our products changes. Our inability to reduce costs and the charges resulting from other actions taken in response to changes in demand for our products would adversely affect our operating results.

     Our quarterly and annual operating results fluctuate significantly and are difficult to predict.

     Beginning in 2001 and through late 2003, demand for our products from the semiconductor capital equipment industry declined substantially from its peak in 2000, and we incurred significant losses each quarter from the second quarter of 2001 through the fourth quarter of 2003. We were able to generate net income of $11.4 million in the first half of 2004 followed by a net loss of $24.1 million in the second half of 2004. Fluctuations in our operating results historically have resulted in corresponding changes in the market prices of our securities. Our operating results are affected by a variety of factors, many of which are beyond our control and difficult to predict. These factors include:

•	Changes in economic conditions in the semiconductor, semiconductor capital equipment and flat panel display industries and other industries in which our customers operate;

•	The timing and nature of orders placed by our customers;

•	The seasonal variations in capital spending by our customers;

•	Changes in customers’ inventory management practices;

•	Customer cancellations of previously placed orders and shipment delays;

•	Pricing competition from our competitors;

•	Customer demands to reduce prices, enhance features, improve reliability, shorten delivery times and extend payment terms;

•	Component shortages or allocations or other factors that change our levels of inventory or substantially increase our spending on inventory or result in manufacturing delays;

•	The introduction of new products by us or our competitors;

•	Declines in macroeconomic conditions;

•	Potential litigation especially regarding intellectual property; and

•	Our exposure to currency exchange rate fluctuations between the several functional currencies in foreign locations in which we have operations.

     Our near-term profitability will be impacted by our transition of the production of substantially all of our product lines to our manufacturing facility in Shenzhen, China, which transition has taken longer than initially anticipated.

     We have invested significant human and financial resources to establish our manufacturing facility in Shenzhen, China. These investments are being made in anticipation of reducing our labor costs by increasing our workforce in China and correspondingly decreasing our workforce in the United States.

     Slower than expected customer acceptance of products manufactured in our Shenzhen facility has required us to operate duplicate manufacturing facilities throughout 2004, which has negatively affected our gross margin and operating expenses, including logistics costs. By the end of 2004, we had transferred production of 19 of the 25 product lines we had planned to transfer to the Shenzhen facility, with the remaining 6 product lines expected to be transferred by the end of 2005. Some of our major customers have strict and extensive requirements, which may continue to delay or prevent them from accepting the remaining 6 product lines to be transferred to our Shenzhen facility. We will continue to experience operating inefficiencies, and thus might not achieve profitability until we can complete the transfer of a sufficient volume of our manufacturing to our Shenzhen facility.

     We might not realize all of the intended benefits of transitioning our supply base to Tier 1 Asian suppliers.

     We anticipate purchasing a substantial portion of components for our products from Asian suppliers by the end of 2005 to lower our materials costs and shipping expenses. These components might require us to incur higher than anticipated testing or repairing costs, which would have an adverse effect on our operating results. Customers, including major customers who have strict and extensive requirements, might not accept our products if they contain these lower-priced components. A delay or refusal by our customers to accept such products might require us to continue to purchase higher-priced components from our existing suppliers or might cause us to lose sales to these customers, which would have an adverse effect on our operating results.

     Governmental or regulatory actions in China, Japan, the United States or any other country in which we operate might increase our costs, including new costs incurred to comply with such actions. Any such action could have an adverse effect on our operating results.

     The regulatory environments in every country in which we operate are subject to change, and as a result new governmental or regulatory actions may be mandated, with which we may be required to comply. We might incur higher than anticipated costs to comply with such regulations or might be limited in the nature or amount of business that we can conduct. Specifically, a future decision by the Chinese government to allow the Chinese yuan to float against the U.S. dollar could significantly increase the labor and other costs incurred in the operation of our Shenzhen facility.

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

     Our business depends on our ability to manufacture products that meet the rapidly changing demands of our customers. Our ability to manufacture depends in part on the timely delivery of parts, components and subassemblies from suppliers. We rely on sole and limited source suppliers for some of our parts, components and subassemblies that are critical to the manufacturing of our products. This reliance involves several risks, including the following:

•	The potential inability to obtain an adequate supply of required parts, components or subassemblies;

•	The potential for a sole source provider to cease operations;

•	Our potential need to fund the operating losses of a sole source provider;

•	Reduced control over pricing and timing of delivery of parts, components or subassemblies; and

•	The potential inability of our suppliers to develop technologically advanced products to support our growth and development of new products.

     If we are unable to successfully qualify additional suppliers and manage relationships with our existing and future suppliers, we will experience shortages of parts, components or subassemblies, increased material costs and shipping delays for our products, which will adversely affect our results of operations and relationships with current and prospective customers.

     We are highly dependent on our intellectual property.

     Our success depends significantly on our proprietary technology. We attempt to protect our intellectual property rights through patents and non-disclosure agreements; however, we might not be able to protect our technology, and competitors might be able to develop similar technology independently. In addition, the laws of some foreign countries might not afford our intellectual property the same protections as do the laws of the United States. Our intellectual property is not protected by patents in several countries in which we do business, and we have limited patent protection in other countries, including China. The cost of applying for patents in foreign countries and translating the applications into foreign languages requires us to select carefully the inventions for which we apply for patent protection and the countries in which we seek such protection. Generally, our efforts to obtain international patents have been concentrated in the United Kingdom, Germany, France and the Pacific Rim, because there are other manufacturers and developers of power conversion and control systems in those countries as well as customers for those systems. If we are unable to protect our intellectual property successfully, our results of operations will be adversely affected.

     Intellectual property rights are difficult to enforce in China.

     Commercial law in China is relatively undeveloped compared to the commercial law in the United States. Limited protection of intellectual property is available under Chinese law. Consequently, manufacturing our products in China may subject us to an increased risk that unauthorized parties may attempt to copy or otherwise obtain or use our intellectual property. We cannot assure you that we will be able to protect our intellectual property rights effectively or have adequate legal recourse in the event that we encounter infringements of our intellectual property under Chinese law.

     We have been and continue to be involved in patent litigation, which has resulted in substantial costs and could result in additional costs, restrictions on our ability to sell certain products and an inability to prevent others from using technology we have developed.

     In May 2002, a jury determined that we had infringed a patent held by MKS Instruments, Inc. (“MKS”) by selling one of our reactive gas generators, known as our RAPID product. Following the jury verdict, we entered into a settlement agreement with MKS, pursuant to which we paid MKS $4.2 million and agreed to pay royalties in connection with future sales of the infringing RAPID product.

     MKS filed a patent infringement suit against us in the United States District Court in Wilmington, Delaware, in May 2003 and a counterpart action in Germany in June 2004, alleging that our Xstream™ With Active Matching Network™ products (“Xstream products”) infringe patents held by MKS. Our Xstream products are reactive gas generators. In July 2004, a jury in the U.S. litigation returned a verdict against us, finding that our Xstream products infringe three MKS patents. A hearing regarding damages has not been held or scheduled. The court has not enjoined us from selling our Xstream products. A decision on the infringement allegation in Germany is expected on April 8, 2005, while an action for nullity of MKS’s German patent remains pending.

     We also have been involved in patent litigation with other parties, including Sierra Applied Sciences and the Unaxis Corporation. In 2004, we incurred approximately $4.9 million in legal fees in connection with patent litigation.

     Further patent litigation might:

•	Cause us to incur substantial costs in the form of legal fees, fines and royalty payments;

•	Result in restrictions on our ability to sell certain products;

•	Result in an inability to prevent others from using technology we have developed; and

•	Require us to redesign products or seek alternative technologies.

Any of these events could have a significant adverse effect on our business, financial condition and results of operations.

     A significant portion of our sales is concentrated among a few customers.

     Our ten largest customers accounted for 59% of our total sales during 2004, 54% in 2003 and 53% in 2002. Our largest customer, Applied Materials, accounted for 27% of our total sales in 2004, 20% in 2003 and 27% in 2002. No other customer represented greater than 10% of our total sales for any of the three yearly periods ended December 31, 2004. The loss of any of our significant customers or a material reduction in any of their purchase orders would significantly harm our business, financial condition and results of operations.

     Our customers continuously exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base and the highly competitive markets in which we compete, we may be required to issue price concessions to our customers to remain competitive. A ten percent reduction in our historical selling prices could lead to a nine percent or greater decline in gross margin. We may not be able to reduce our other operating expenses in an amount sufficient to offset potential margin declines.

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

     We face substantial competition, primarily from established companies, some of which have greater financial, marketing and technical resources than we do. We expect our competitors will continue to develop new products in direct competition with ours, improve the design and performance of their products and introduce new products with enhanced performance characteristics.

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

     Our sales to customers outside the United States were approximately 47% in 2004, 53% in 2003 and 40% in 2002. Our success in competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

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

     Our ability to implement our business strategies, maintain market share and compete successfully in international markets will be compromised if we are unable to manage these and other international risks successfully.

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

     Our Chief Executive Officer has announced his intent to retire in 2005. Our success may depend upon our ability to identify and recruit a new chief executive officer who can lead and manage the company.

     Douglas S. Schatz, our President, Chief Executive Officer and Chairman of the Board, notified our Board of Directors on December 30, 2004, of his intent to retire from his executive positions as soon as his successor can be recruited. The search for Mr. Schatz’s successor requires substantial time and attention from our Board of Directors and senior management. The impending retirement of Mr. Schatz also creates uncertainty among our employees, including senior management. If we are unable to identify and recruit an appropriate successor for Mr. Schatz or if we are unable to retain our senior management team during the process, our ability to realize fully the benefits of our investments in research and development, our Shenzhen facility and other business plans may be at risk.

     Warranty costs on certain products may be in excess of historical experience.

     In recent years, we have experienced higher than expected levels of warranty costs on some products. We have been required to repair, rework and, in some cases, replace these products. Our warranty costs generally increase when we introduce newer, more complex products. We recorded warranty expense of approximately $10.5 million in 2004, $8.1 million in 2003 and $13.2 million in 2002. These expenses represented approximately 2.6% of our sales in 2004, 3.1% in 2003 and 5.5% in 2002. If such levels of warranty costs increase in the future, our financial condition and results of operations will be adversely affected.

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

     Douglas S. Schatz, our Chief Executive Officer, owned approximately 33% of our common stock outstanding as of March 24, 2005. This stockholding gives Mr. Schatz significant voting power. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to control our business affairs for the foreseeable future in a manner with which our other stockholders may not agree.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers, their positions and their ages as of March 24, 2005, are as follows:

Name	Age	Position
Douglas S. Schatz	59	Chairman of the Board, President and Chief Executive Officer

Michael El-Hillow	53	Executive Vice President of Finance and Administration and Chief Financial Officer

Linda A. Capuano	53	Executive Vice President and Chief Technology Officer

Charles S. Rhoades	44	Executive Vice President, Products and Operations

James G. Guilmart	50	Senior Vice President of Sales

     Douglas S. Schatz is a co-founder and has been our Chief Executive Officer and Chairman of the Board since our incorporation in 1981. From our incorporation to July 1999, Mr. Schatz also served as our President. In March 2001, Mr. Schatz was reappointed as President. Mr. Schatz also serves as a Director of Advanced Power Technology, Inc., a manufacturer of power semiconductors. Mr. Schatz is a member of the CEO Committee of the Mountain States Council of the American Electronics Association and serves on the Engineering Advisory Board of Colorado State University.

     Michael El-Hillow joined us in November 2001 as Senior Vice President of Finance and Administration and Chief Financial Officer; in February 2003 he was named Executive Vice President. From April 1997 to July 2001, Mr. El-Hillow was Senior Vice President and Chief Financial Officer of Helix Technology Corporation, a manufacturer of vacuum products for semiconductors, flat panel display and data storage markets. He was Senior Vice President and Chief Financial Officer of Spike Broadband Systems, Inc. from July 2001 to October 2001. Prior to his roles at Helix Technology Corporation, he was Vice President, Finance, Treasurer and Chief Financial Officer at A.T. Cross Company and an audit partner at Ernst & Young LLP. Mr. El-Hillow serves on the Board of Directors of Evergreen Solar, Inc., a manufacturer of solar panels and related products.

     Linda A. Capuano serves as Executive Vice President and Chief Technology Officer. Prior to joining us in October 2004, Dr. Capuano served in various capacities at Honeywell (formerly AlliedSignal, Inc.) since July 1995. Most recently, she was Corporate Vice President of Technology Strategy at Honeywell International, Inc. since September 2001; her previous roles spanned marketing, technology innovation, new business development, and general business management. She also served as Vice President of Operations and Business Development from June 1988 to July 1995 and as Chief Financial Officer from 1992 to 1994, at Conductus, Inc., a company which she co-founded. Dr. Capuano is also an associate member of the National Academy of Sciences.

     Charles S. Rhoades joined us in September 2002 as Senior Vice President and General Manager of Control Systems and Instrumentation; in November 2004 he was named Executive Vice President of Products and Operations. From March 2000 to September 2002, Mr. Rhoades was Vice President, Corporate Development at Portera Systems. Prior to Portera Systems, he was Managing Director of Product Development at Lam Research.

     James G. Guilmart joined us in September 1999 as Director of Applied Materials Account Team and was named Senior Vice President of Sales in October 2000. From October 1998 to August 1999, he was Senior Vice President, SAP Business Unit at Siemens Information and Communications Products, LLC. Prior to Siemens, he was Vice President, Business Implementation at Unisys Corporation.

ITEM 2. PROPERTIES

     Information concerning our principal properties at December 31, 2004 is set forth below.

Location	Type	Principal Use	Sq. Footage	Ownership

San Jose, CA	Office	Distribution	20,000	Leased
Fort Collins, CO	Office, plant	Headquarters,	248,000	Leased
		Research and development,
		Manufacturing, Distribution
Austin, TX	Office	Distribution	8,000	Leased
Dallas, TX	Office	Distribution	2,000	Leased
Vancouver, WA	Office, plant	Research and development,	20,000	Leased
		Manufacturing, Distribution
Shanghai, China	Office	Distribution	8,000	Leased
Shenzhen, China	Office, plant	Manufacturing, Distribution	100,000	Leased
Bicester, England	Office	Distribution	1,000	Leased
Dresden, Germany	Office	Distribution	2,000	Leased
Filderstadt, Germany	Office	Distribution	9,000	Leased
Stolberg, Germany	Office, plant	Research and development,	17,000	Leased
		Manufacturing, Distribution
Hachioji, Japan	Office, plant	Research and development,	46,000	Owned (1)
		Manufacturing, Distribution
Tokyo, Japan	Office	Distribution	4,000	Leased
Bundang, South Korea	Office	Distribution	14,000	Owned (2)
Hsinchu, Taiwan	Office	Distribution	9,000	Leased
Taipei Hsien, Taiwan	Office	Distribution	13,000	Leased

(1)	The Company owns this facility which serves as collateral for senior borrowings of approximately $6.0 million as of December 31, 2004, maturing serially through April 2010.

(2)	The Company owns this facility and has a mortgage note payable of approximately $1.7 million outstanding as of December 31, 2004, due in 2007, which is collateralized by the building.

     During 2005, we expect to reduce the square footage of our Fort Collins, Colorado facility by approximately 15% — 20%. We consider all of the above facilities suitable and adequate to meet our production and office space needs for the foreseeable future.

     In 2004, we closed the following facilities:

Location	Type	Principal Use	Sq. Footage	Ownership

Campbell, CA	Office	Research and development	14,000	Leased
Longmont, CO	Office	Distribution	4,000	Leased
Voorhees, NJ	Office, plant	Research and development,	78,000	Leased
		Manufacturing, Distribution
Beaverton, OR	Office	Distribution	3,000	Leased
Bundang, South Korea	Office	Distribution	4,000	Leased

ITEM 3. LEGAL PROCEEDINGS

     On May 14, 2003, MKS Instruments, Inc. (“MKS”) filed a patent infringement suit against us in the United States District Court in Wilmington, Delaware, alleging that our Xstream™ With Active Matching Network™ products (“Xstream products”) infringe patents held by MKS. On July 23, 2004, a jury returned a verdict against us, finding that our Xstream products infringe three MKS patents. A hearing regarding damages has not been held or scheduled, nor has the court enjoined us from selling our Xstream products.

     On June 2, 2004, as a counterpart to the Delaware litigation described above, MKS filed a petition in the District Court in Munich, Germany, alleging infringement by our Xstream products of a German patent owned by MKS, which is a counterpart patent to one of the patents subject to the Delaware litigation. On August 4, 2004, the German court dismissed MKS’s petition and assessed costs of the proceeding against MKS. MKS has refiled an infringement petition in the district court of Mannheim. A decision on the infringement allegation is expected on April 8, 2005, while an action for nullity of MKS’s German patent remains pending.

     On July 12, 2004, we filed a complaint in the United States District Court for the District of Delaware against MKS alleging that MKS’s Astron reactive gas source products infringe our U.S. Patent No. 6,046,546. A stipulation of voluntary dismissal was filed by the parties on March 9, 2005, which leaves us free to refile our claims upon conclusion of MKS’s lawsuit against our Xstream products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock trades on the Nasdaq National Market under the symbol “AEIS.” At March 24, 2005, the number of common stockholders of record was 820, and the closing sale price on that day was $9.35 per share.

     The table below shows the range of high and low closing sale prices for the common stock as quoted (without retail markup or markdown and without commissions) on the Nasdaq National Market; quotations do not necessarily represent actual transactions:

	2004		2003
	High	Low	High	Low
First Quarter	$28.19	$19.13	$17.43	$7.91
Second Quarter	$23.07	$12.83	$16.83	$7.37
Third Quarter	$15.32	$8.78	$24.65	$13.56
Fourth Quarter	$10.97	$7.92	$29.99	$18.66

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

ITEM 6. SELECTED FINANCIAL DATA

     The information below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

     The selected consolidated statement of operations data for the year ended December 31, 2004, and the related consolidated balance sheet data as of December 31, 2004, was derived from the consolidated financial statements audited by Grant Thornton LLP, Independent Registered Public Accounting Firm. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2002, and the related consolidated balance sheet data as of December 31, 2003, were derived from consolidated financial statements audited by KPMG LLP, Independent Registered Public Accounting Firm. The related audit reports are included in this Form 10-K, within Part II, Item 8, “Financial Statements and Supplementary Data.” The selected consolidated statement of operations data for the years ended December 31, 2001 and 2000, and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000, were derived from audited consolidated financial statements not included in this Form 10-K.

(In thousands, except per share data)	Years Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Sales	$395,305	$262,402	$238,898	$193,600	$359,782
Gross profit	119,679	87,947	68,760	57,432	176,453
Total operating expenses	121,223	111,079	130,745	104,319	91,253
(Loss) income from operations	(1,544)	(23,132)	(61,985)	(46,887)	85,200
Net (loss) income	$(12,747)	$(44,241)	$(41,399)	$(31,379)	$68,034

Diluted (loss) earnings per share	$(0.39)	$(1.37)	$(1.29)	$(0.99)	$2.10
Diluted weighted-average common shares outstanding	32,649	32,271	32,026	31,712	32,425

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$107,982	$134,892	$172,347	$271,978	$189,527
Working capital	206,915	205,835	247,942	349,608	277,154
Total assets	395,975	414,731	455,733	450,195	365,835
Total debt	195,408	201,651	212,220	207,724	83,927
Stockholders’ equity	144,978	151,834	183,339	214,345	238,798

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations, plans and projections are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue or change. Forward-looking statements involve risks and uncertainties. Consequently, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight to be overly optimistic or unachievable, include, but are not limited to, the following:

•	Ability to refinance our convertible subordinated notes payable due in 2006;

•	Changes or slowdowns in general economic conditions or conditions in the semiconductor, semiconductor capital equipment and flat panel display industries and other industries in which our customers operate;

•	Acceptance by our customers of products manufactured or planned to be manufactured at our China-based manufacturing facility;

•	Ability to transition a substantial portion of our materials purchases to high-quality, low-cost suppliers local to our Shenzhen, China facility (“Tier 1 Asian suppliers”);

•	Timing and nature of orders placed by our customers, including their product acceptance criteria;

•	Future warranty costs in excess of anticipated levels;

•	Periodic charges for excess and obsolete inventory;

•	Pricing competition from our competitors;

•	Lower average selling prices than anticipated;

•	Costs incurred and judgments resulting from patent or other litigation;

•	Component shortages or allocations or other factors that change our levels of inventory or substantially increase our spending on inventory;

•	The introduction of new products by us or our competitors;

•	Changes in our customers’ inventory management practices; and

•	Customer cancellations of previously placed orders and shipment delays.

     For a discussion of these and other factors that may impact our realization of our forward-looking statements, see “Cautionary Statements – Risk Factors” within Item 1 of Part I of this Form 10-K.

Executive Summary

     We focused substantial attention in 2004 on reducing costs, by making significant progress in our transition of high-volume manufacturing from our Fort Collins, Colorado facility to our Shenzhen, China facility, methodically addressing our inventory and materials costs, and bringing greater discipline to our product life-cycle program. By the end of 2004, we had transitioned to our Shenzhen facility production of 19 of the 25 product lines we currently plan to transition. We expect to transfer the remaining 6 product lines by the end of 2005. Also by the end of 2004, we had selected Tier 1 Asian suppliers for a substantial portion of the parts and components anticipated to be used in the production of these 25 product lines. During the transition of the product lines to our Shenzhen facility, we have been incurring significant operating and logistics costs as a result of duplicate manufacturing facilities in Shenzhen and Fort Collins, which has placed significant downward pressure on our gross margin. As the transition of production progresses, in addition to our realizing significantly lower labor and other costs at the Shenzhen facility compared to our Fort Collins facility, the need for the inefficient duplicate manufacturing and related costs should decline.

     Our net loss for 2004 was $12.7 million, compared to a net loss of $44.2 million in 2003 and $41.4 million in 2002. The improvement was principally due to the higher sales base. Our sales in 2004 were $395.3 million, a 51% increase over sales in 2003, and our sales in 2003 reflected an increase of 10% over sales in 2002. Our increasing sales from 2003 to 2004 principally reflect recovery from the 2002-2003 downturns in the semiconductor, semiconductor capital equipment, and flat panel display industries. Our sales in the second half of 2004, however, were 15% lower than our sales in the first half of 2004, due to decreasing sales to our semiconductor OEM customers, offset by continued growth in the flat panel display and other advanced thin film markets such as industrial coatings. We believe the decline in our sales to our semiconductor OEM customers reflects an industry slowdown.

     Our gross margin remained low in 2004. We expect gross margin to improve as the transition of high-volume manufacturing to our Shenzhen facility and move to Tier 1 Asian suppliers progress. We also expect the operational changes we have effected, particularly in our pricing, procurement and product life-cycle management programs, to positively impact our gross margin beginning in 2005.

Results of Operations

     The following table summarizes certain data as a percentage of sales extracted from our consolidated statements of operations:

	Years Ended December 31,
	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of sales	69.7	66.5	71.2

Gross profit	30.3	33.5	28.8

Operating expenses:
Research and development	13.0	19.7	20.5
Selling, general and administrative	15.8	20.6	27.9
Litigation damages	—	—	1.7
Restructuring charges	1.0	1.6	3.8
Impairment of intangible assets	0.9	0.4	0.8

Total operating expenses	30.7	42.3	54.7

Loss from operations	(0.4)	(8.8)	(25.9)
Other expense	(1.8)	(3.6)	(0.7)

Net loss before income taxes	(2.2)	(12.4)	(26.6)
(Provision) benefit for income taxes	(1.0)	(4.5)	9.3

Net loss	(3.2)%	(16.9)%	(17.3)%

SALES

     The following tables summarize annual net sales, and percentages of net sales, by customer type for each of the three years in the period ended December 31, 2004:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Semiconductor capital equipment	$238,728	$155,153	$163,108
Data storage	29,229	26,397	13,570
Flat panel display	56,304	28,953	19,826
Advanced product applications	71,044	51,899	42,394

	$395,305	$262,402	$238,898

	Years Ended December 31,
	2004	2003	2002
Semiconductor capital equipment	60%	59%	68%
Data storage	8	10	6
Flat panel display	14	11	8
Advanced product applications	18	20	18

	100%	100%	100%

     The following tables summarize annual net sales, and percentages of net sales, by geographic region for each of the three years in the period ended December 31, 2004. The following amounts do not contemplate where our customers may subsequently transfer our products.

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
United States and Canada	$208,002	$124,185	$143,698
Europe	59,552	48,185	32,791
Asia	126,862	88,919	61,327
Rest of world	889	1,113	1,082

	$395,305	$262,402	$238,898

	Years Ended December 31,
	2004	2003	2002
United States and Canada	53%	47%	60%
Europe	15	19	14
Asia	32	34	26
Rest of world	—	—	—

	100%	100%	100%

     Total sales were $395.3 million in 2004, $262.4 million in 2003 and $238.9 million in 2002, representing an increase of 10% from 2002 to 2003 and 51% from 2003 to 2004. This growth is due primarily to recovery from downturns in the semiconductor and semiconductor capital equipment industries, and continued growth of the flat panel display industry. In 2004, the industry upturns were most notable in the first half of the year. Sales in the second half of 2004 decreased 15% from the first half, as the semiconductor capital equipment industry appears to be entering a slowdown. Looking forward, we expect that this slowdown will continue in the near term.

     Our sales to the semiconductor capital equipment industry declined by approximately 5% from 2002 to 2003 and increased by approximately 54% from 2003 to 2004, due primarily to the cyclicality of this industry.

     Our sales to the data storage, flat panel display and advanced product applications markets, have been steadily increasing each year from 2001 through 2004. This growth is primarily attributed to market share gains, order trends and the general expansion of end customer products including large flat panel displays, liquid crystal displays, DVD applications and applications dependent upon industrial coatings. Flat panel display sales have grown most notably, with an increase of 46% from 2002 to 2003 and 94% from 2003 to 2004. The 94% increase from 2003 to 2004 was primarily driven by sales of our new Summit™ DC power system to OEM customers building PVD tools for Generation 6 and Generation 7 panel sizes.

     Certain of our major customers require shipping terms of FOB destination point. When the majority of our shipments were made from Fort Collins the one-day shipping time in the United States resulted in minimal delay of revenue recognition from time of shipment. Given the volume of shipments coming from China to the United States, beginning in 2005, we will be delaying the recognition of revenue for these shipments by five to seven days on sales to these certain major customers.

     The impact of the acquisitions of Aera Japan, Ltd. (“Aera”) and Dressler HF Technik GmbH (“Dressler”) on the 2002 sales level was minimal and would not impact the sales growth percentage from 2002 to 2003, as a vast majority of the 2002 sales of these entities were included in the consolidated operating results.

GROSS MARGIN

     Our gross margin was 30.3% in 2004, 33.5% in 2003 and 28.8% in 2002. Our gross margins during these years have been adversely affected principally by the following factors:

•	The lower sales base caused in large part by the severe downturn in the semiconductor equipment industry during 2002 and most of 2003, resulted in lower absorption of our fixed costs;

•	Lower average selling prices than anticipated;

•	During our transition of high-volume manufacturing to Shenzhen, China beginning in 2003, we have been required to operate manufacturing facilities in both Shenzhen and Fort Collins to produce the same products, which has required duplicate management, procurement and engineering teams, as well as facilities costs, and the transition has taken longer than initially anticipated;

•	Increased shipping and related costs in 2003 and 2004 for products manufactured in our Shenzhen facility;

•	High demand for two product groups with margins lower than our corporate average;

•	Charges for excess and obsolete inventory were approximately $11.3 million in 2004, $3.0 million in 2003 and $5.8 million in 2002; and

•	Warranty costs, particularly with respect to the introduction of new products, were approximately $10.5 million in 2004, $8.1 million in 2003, and $13.2 million in 2002.

     The improvement in gross margin from 2002 to 2003 was primarily due to cost reduction measures and improved absorption of overhead due to the higher sales base.

     The decline in gross margin from 2003 to 2004 was primarily due to: lower average selling prices than anticipated; increasing manufacturing costs at the Shenzhen facility as production of more product lines were transferred and customers began accepting products from such facility, without equivalent decreases in manufacturing and facilities costs at our Fort Collins facility (impact of approximately 200 – 300 basis points); high demand during 2004 for product lines with relatively low margins; and excess and obsolete inventory charges during the fourth quarter of 2004 resulting from changes in our product life-cycle management program, discontinuance of certain products in select markets, the product mix shift from 200mm wafers to 300mm wafers and the expected continued slowdown in the semiconductor industry in the near term.

     We have taken measures to bring greater discipline to our pricing, procurement and product life-cycle management programs. We expect gross margin to improve as the transition of high-volume manufacturing to our Shenzhen facility and move to Tier 1 Asian suppliers progress, resulting in lower labor and materials costs.

     However, factors that could cause our gross margins to be negatively impacted in 2005 and beyond include, but are not limited to the following:

•	Decrease in average selling prices;

•	Costs associated with the continued transition of our high-volume manufacturing to our new China facility, including costs incurred to operate duplicate manufacturing facilities and increased shipping and related costs;

•	Unanticipated costs to comply with our customers’ strict and extensive requirements, especially related to our China transition and move to Tier 1 Asian suppliers;

•	Cost reduction programs initiated by semiconductor manufacturers and semiconductor capital equipment manufacturers that negatively impact our average selling price;

•	Warranty costs in excess of historical rates and our expectations;

•	Increased levels of excess and obsolete inventory, either due to market conditions, the introduction of new products by our competitors, or our decision to discontinue certain product lines; and

•	Changes in foreign currency exchange rates that might affect our costs.

RESEARCH AND DEVELOPMENT

     The market for our subsystems for vacuum process systems and related accessories is characterized by ongoing technological changes. We believe that continued and timely development of new highly differentiated products and enhancements to existing products to support OEM requirements is necessary for us to maintain a competitive position in the markets we serve. Accordingly, we devote a significant portion of our personnel and financial resources to research and development projects and seek to maintain close relationships with our customers and other industry leaders in order to remain responsive to their product requirements. We believe that the continued investment in research and development and ongoing development of new products are essential to the expansion of our markets, and expect to continue to make significant investments in research and development activities. Since our inception, all of our research and development costs have been expensed as incurred.

     Our research and development expenses were $51.5 million in 2004, $51.6 million in 2003 and $49.0 million in 2002. As a percentage of sales, research and development expenses decreased from 20.5% in 2002 to 19.7% in 2003 and to 13.0% in 2004, due primarily to the higher sales base. The 5.4% increase in research and development expenses from 2002 to 2003 was primarily due to increases in payroll and depreciation of equipment used for new product development. We expect our 2005 research and development expenses to decrease from 2004 in dollar terms, primarily due to less engineering support needed in connection with our transition of high-volume product manufacturing to China and a refocusing of our efforts on the critical platforms that we expect to need in the next few years.

  SELLING, GENERAL AND ADMINISTRATIVE

     Our selling expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, and other selling and marketing activities. We constantly monitor our sales and marketing levels to meet current industry conditions. Our general and administrative expenses support our worldwide corporate, legal, patent, tax, financial, corporate governance, administrative, information systems and human resource functions in addition to our general management.

     Selling, general and administrative (“SG&A”) expenses were $62.4 million in 2004, $54.0 million in 2003 and $66.6 million in 2002. As a percentage of sales, SG&A expenses decreased from 27.9% in 2002 to 20.6% in 2003 and to 15.8% in 2004 due to the increasing sales base and our cost reduction measures, including the closures of certain locations in each year. Partially offsetting the decrease as a percentage of sales from 2003 to 2004, is an increase in selling expense in 2004 of $3.8 million due to a change in accounting estimate related to our demonstration equipment. During the fourth quarter, as a result of the continuing process of obtaining and analyzing historical data and our plan for use of the current and future demonstration equipment, we made a change in the estimated useful life of the demonstration equipment. As a result of this change in estimate, the net book value of demonstration equipment was written-off to SG&A expense, and going forward, rather than amortizing this equipment to SG&A expense over two years, the expense will be recorded as the demonstration equipment is placed into service at our customers’ or potential customers’ location. We do not expect this change to have a material impact on our operating results going forward.

     Patent litigation expenses from 2002 through 2004 have comprised a portion of our SG&A expenses. In addition to litigation damages paid to MKS as described below, we have recorded legal fees and expenses related to litigation with MKS and others of approximately 2% to 8% of our total SG&A expenses for each of the three years in the period ended December 31, 2004.

  LITIGATION DAMAGES

     During 2002, we recorded a charge of $4.2 million pertaining to damages awarded by a jury in a patent infringement case in which we were the defendant. The Applied Science and Technology, or ASTeX, division of MKS Instruments, Inc. (“MKS”) was the plaintiff in the case, which was tried in a Delaware court. Sales of the product in question have accounted for less than five percent of our total sales each year since the product’s introduction. We entered into a settlement agreement with MKS allowing us to sell the infringing product to one of our customers subsequent to the date of the jury award. Under the settlement agreement, royalties payable to MKS from sales of the infringing product were not material in 2004 and 2003.

  RESTRUCTURING CHARGES

     We recorded restructuring charges totaling $9.1 million in 2002, primarily associated with changes in operations designed to reduce redundancies and better align our mass flow controller business acquired in January 2002 within our operating framework. Our restructuring plans and associated costs consisted of $6.0 million to close and consolidate certain manufacturing facilities, and $3.1 million for related headcount reductions of approximately 223 employees.

     At the end of 2002, we announced major changes in our operations to occur through 2003. These included establishing the manufacturing location in China; consolidating worldwide sales forces; a move to Tier 1 Asian suppliers; and the intention to close or sell certain facilities.

     Associated with the above plan, we recognized restructuring charges of approximately $4.3 million during 2003. These charges consisted of the recognition of expense for involuntary employee termination benefits for 109 employees in our United States operations; voluntary employee termination benefits, primarily in our Japanese operations for 36 employees; and asset impairments incurred as a result of closing our Longmont, CO manufacturing facilities.

     During 2004, in conjunction with our continuing progress in transitioning our high-volume manufacturing to Shenzhen, China, we recorded $3.9 million of restructuring charges, primarily attributable to employee severance and termination costs for 262 employees in the Fort Collins facility. These headcount reductions will be offset, in part, by new hires in the Shenzhen, China facility. Additional restructuring charges approximating $2.0 million are expected in the first half of 2005, related to employee severance and termination costs incurred for approximately 70 employees in the Hajiochi, Japan facility, as manufacturing from this facility is also being transferred to Shenzhen, China.

  GOODWILL AND OTHER INTANGIBLE ASSET IMPAIRMENTS

     Whenever events or circumstances indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we perform tests for impairment of these assets and record impairment charges, as necessary. Such events or circumstances include downturns or anticipated downturns in the industries in which we serve, changes in customer technology requirements, and other changes in circumstances affecting the underlying value of the recorded asset. We recorded impairment charges of our amortizable intangible assets of $3.3 million in 2004, $1.2 million in 2003 and $1.9 million in 2002.

  OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.

     Interest income was approximately $1.7 million in 2004 and 2003 and $3.3 million in 2002. The decline in interest income from 2002 to 2003 was due to our lower level of investment in marketable securities and the overall lower rate of interest paid on our investments which resulted from the Federal Reserve lowering interest rates during the period. The average rate of return on our marketable securities decreased from 2.0% in 2002 to 1.8% in 2003. During 2003, we sold approximately $10.1 million of marketable securities to fund our operations, capital expenditures and payments on our senior borrowings. From 2003 to 2004, the decrease in our level of investment in marketable securities was offset by increased rates of return. The rate of return on our marketable securities increased from an average of 1.8% in 2003 to 2.2% in 2004. During 2004, we sold approximately $25.0 million of marketable securities to fund our operations, capital expenditures and payments on our senior borrowings.

     Interest expense consists principally of interest on our convertible subordinated notes, amortization of our deferred offering costs on these notes, and bank loans and capital leases assumed in the acquisition of Aera in January 2002. Interest expense was approximately $11.0 million in 2004, $11.3 million in 2003 and $12.5 million in 2002. Interest expense decreased from 2002 to 2003 due to the repurchase of approximately $15.4 million of our 5.25% convertible subordinated notes and $3.5 million of our 5.00% convertible subordinated notes in the fourth quarter of 2002 and due to the repayment of approximately $12.8 million of senior borrowings and capital lease obligations during 2003. Interest expense decreased from 2003 to 2004 due to the repayment of approximately $8.6 million of senior borrowings and capital leases during 2004, offset in part by a new borrowing of approximately $1.6 million.

     Our foreign subsidiaries’ sales are primarily denominated in currencies other than the U.S. dollar. We recorded net foreign currency gains of $1.0 million in 2004, $869,000 in 2003 and $5.3 million in 2002.

     Our foreign currency gain in 2002 was primarily related to an intercompany loan of Japanese yen, which was settled in January 2003 that we made to our wholly owned subsidiary Advanced Energy Japan K.K., which has a functional currency of yen, for the purpose of effecting the acquisition of Aera. The loan was transacted in the first quarter of 2002, for approximately 5.7 billion yen, approximately $44.0 million based upon an exchange rate of 130:1. During the first half of that year, the U.S. dollar weakened significantly against the yen to approximately 119:1, resulting in a gain of $4.9 million. In July and September 2002, we entered into various foreign currency forward contracts with our primary banks to mitigate the effects of potential future currency fluctuations between the U.S. dollar and the yen until the associated intercompany obligations were settled.

     In the fourth quarter of 2002, we repurchased approximately $15.4 million of our 5.25% convertible subordinated notes and $3.5 million of our 5.00% convertible subordinated notes in the open market at an aggregate cost of approximately $14.5 million. These purchases resulted in a gain of $4.2 million.

     Net miscellaneous income of $1.0 million was recorded in 2004, primarily due to the gain on sale of marketable equity securities of $703,000 and the sale of our Noah chiller business for a gain of $404,000. Net miscellaneous expense items were $644,000 in 2003 and $2.1 million in 2002. Net miscellaneous expense in 2003 and 2002 was primarily related to the impairment of a marketable equity security. During the fourth quarter of 2002, the fair value of this security continued a substantial decline, and we determined the decline was other than temporary as defined by the Financial Accounting Standards Board. As a result we recorded an impairment charge of approximately $1.5 million. In the first quarter of 2003, this security continued to decline in value, and we recorded an additional impairment charge of $175,000. Since the first quarter of 2003, the value of this security has appreciated; however the increase in the fair value of this security will not be reflected in income until the security is sold.

  (PROVISION) BENEFIT FOR INCOME TAXES

     We account for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. During 2003, we recorded valuation allowances against certain of our United States and foreign net deferred tax assets in jurisdictions where we have incurred significant losses in 2001, 2002 and 2003. Given such experience, management could not conclude that it was more likely than not that these net deferred tax assets would be realized. Accordingly, our management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, was required to place greater weight on our historical results as compared to projections regarding future taxable income.

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

     The income tax provision of $3.9 million for 2004 represented an effective tax rate of negative 45% and the income tax provision of $11.8 million for 2003 represented an effective tax rate of negative 36%, due to taxable income earned in certain foreign jurisdictions. The income tax benefit of $22.3 million for 2002 represented an effective tax rate of 35%.

     When recording acquisitions, we have recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Reversals of valuation allowances recorded in purchase accounting will be reflected as a reduction of goodwill in the period of reversal. For the year ended December 31, 2004, valuation allowances established in purchase accounting were reversed with a corresponding reduction in goodwill of approximately $3.3 million.

Quarterly Results of Operations

     The following tables present unaudited quarterly results in dollars and as a percentage of sales for each of the eight quarters in the period ended December 31, 2004. We believe that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. Due to the volatility of the industries in which our customers operate the operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
	(In thousands, except per share data)
Sales	$56,158	$62,946	$68,567	$74,731	$104,487	$108,869	$93,550	$88,399
Gross profit	17,950	20,273	23,093	26,631	38,414	36,962	29,740	14,563
(Loss) income from operations	(10,885)	(6,825)	(5,741)	319	9,810	8,754	1,855	(21,963)
Other expense	(2,750)	(2,340)	(2,261)	(1,957)	(1,155)	(2,417)	(1,994)	(1,690)
Net (loss) income	$(8,590)	$(5,774)	$(27,438)	$(2,439)	$6,924	$4,470	$(1,136)	$(23,005)

Diluted (loss) earnings per share	$(0.27)	$(0.18)	$(0.85)	$(0.08)	$0.21	$0.13	$(0.03)	$(0.70)

	Quarters Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
Percentage of Sales:
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross margin	32.0	32.2	33.7	35.6	36.8	34.0	31.8	16.5
(Loss) income from operations	(19.4)	(10.8)	(8.4)	0.4	9.4	8.0	2.0	(24.8)
Other expense	(4.9)	(3.7)	(3.3)	(2.6)	(1.1)	(2.2)	(2.1)	(1.9)
Net (loss) income	(15.3)%	(9.2)%	(40.0)%	(3.3)%	6.6%	4.1%	(1.2)%	(26.0)%

     We had a loss in the fourth quarter of 2004 of $23.0 million. Pretax charges in the fourth quarter included $9.2 million to cost of sales for increased excess and obsolete inventory reserves, $3.8 million to selling, general and administrative for the change in estimate of the useful life of the demonstration equipment (see Note 1 within Part II, Item 8), $3.7 million to restructuring for employee severance and termination costs primarily attributable to the Fort Collins facility (see

Note 3 within Part II, Item 8), $3.3 million to impairment of intangible assets related to certain amortizable intangible assets acquired in conjunction with our purchase of Dressler and Aera (see Note 8 within Part II, Item 8). These items contributed significantly to our fourth quarter 2004 results. We increased our reserve for excess and obsolete inventory in the fourth quarter of 2004 as a result of the fourth quarter strategic management decision to discontinue certain product offerings, the outlook for near term demand, and the declining trend in our sales from the second quarter of 2004 to the fourth quarter of 2004.

     We had a loss of $27.4 million in the third quarter of 2003. During this quarter we recorded a valuation allowance against certain of our U.S. and foreign net deferred tax assets in jurisdictions where we have recognized significant losses (see Note 12 within Part II, Item 8).

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

Liquidity and Capital Resources

     At December 31, 2004, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $108.0 million, and a credit facility consisting of a $25.0 million revolving line of credit, none of which was outstanding at December 31, 2004. Advances under the revolving line of credit would bear interest at the prime rate minus 1% (4.75% at March 24, 2005). Any advances under this revolving line of credit will be due and payable in May 2005. We are subject to covenants on our line of credit that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends. We were in compliance with all such covenants at December 31, 2004.

     During 2004, our cash, cash equivalents and marketable securities decreased $26.9 million from $134.9 million at December 31, 2003 to $108.0 million at December 31, 2004, primarily due to use in operations, capital expenditures and senior borrowing repayments. Due to the same uses, our cash, cash equivalents and marketable securities decreased $37.4 million from $172.3 million at December 31, 2002 to $134.9 million at December 31, 2003. In 2006, when our convertible subordinated notes become due, it is possible we may need substantial funds to repay such debt, which totaled $187.7 million at December 31, 2004. Our 5.00% convertible subordinated notes with a principal balance of $121.5 million are due September 1, 2006, and our 5.25% convertible subordinated notes with a principal balance of $66.2 million are due November 15, 2006. We will be required to repay the notes at maturity, unless we can refinance the debt or the noteholders convert their notes into common stock before the maturity dates. Noteholders will be unlikely to convert their notes unless our stock price rises above the conversion levels of the notes. Our 5.00% convertible subordinated notes are convertible into common stock at $29.83 per share, and our 5.25% convertible subordinated notes are convertible into common stock at $49.53 per share. At March 24, 2005, the closing price of our common stock on the Nasdaq National Market was $9.35 per share. We therefore do not expect the noteholders to convert their notes prior to maturity. As a result, we are exploring ways to refinance the notes, as well as potential sales of assets that are not critical to our core operations.

     To address our liquidity requirements, we have set a goal to reduce our quarterly operating breakeven point to a level based upon $70 million to $75 million sales, after our transition to China-based manufacturing and to Tier 1 Asian suppliers is complete, which we estimate to occur by the end of 2005. Additionally, we may raise capital through the public or private markets during 2005 by issuing common stock or convertible debt securities, or a combination of the two. Such proceeds will be used to realign our capital structure and provide liquidity for the next semiconductor capital equipment up-cycle. However, we cannot provide assurance that such sources of liquidity will be available to us on commercially reasonable terms, or at all.

     We have historically financed our operations and capital requirements through a combination of cash provided by operations, the issuance of long-term debt and common stock, bank loans, capital lease obligations and operating leases. However, with the exception of the second quarter of 2004, we have not generated positive cash flow from operations since 2001.

     Operating activities used cash of $11.4 million in 2004, reflecting our net loss of $12.7 million partially offset by non-cash items of $39.1 million and increased by net working capital changes of approximately $37.8 million. Non-cash items primarily consisted of depreciation and amortization of $21.1 million and increased provision for excess and obsolete inventory of $11.3 million. Net working capital changes primarily consisted of a $19.8 million related to increased inventory excluding inventory reserve increases, $8.9 million related to increased trade accounts receivable and $5.8 million related to decreased trade accounts payable.

     Investing activities provided cash of $12.3 million in 2004, which primarily consisted of $25.0 million from proceeds on the sale of marketable securities, offset by $14.0 million for the purchase of property and equipment. We expect to make between $10.0 million and $11.0 million of capital expenditures in 2005, due in part to our continued investment in our manufacturing operations as well as our information technology infrastructure. Our planned level of capital expenditures is subject to frequent revisions as our business experiences sudden changes and as we move into industry upturns and downturns and expected sales levels change. In addition, changes in foreign currency exchange rates may significantly impact our capital expenditures in a particular period.

     Investing cash flows experience significant fluctuations from year to year as we buy and sell marketable securities, which we convert to cash to fund strategic investments and our current operations, and as we transfer cash into marketable securities when we attain levels of cash that are greater than needed for current operations. However, we do not expect to generate significant levels of cash that are greater than needed for our current operations in the near term.

     Financing activities used cash of $5.2 million in 2004, which primarily consisted of payments on our senior borrowings and capital lease obligations of $8.6 million, partially offset by $1.8 million from the exercise of employee stock options and sale of common stock through our employee stock purchase plan and $1.6 million from the proceeds of a senior borrowing used to purchase a building in South Korea.

     We expect our financing activities to continue to fluctuate in the future. If market conditions and our financial position are deemed appropriate, we may repurchase additional convertible notes in the open market. Our payments under capital lease obligations and senior borrowings may also increase in the future if we enter into additional capital lease obligations or change the level of our bank financing. Our estimated payments under capital lease obligations and senior borrowings during 2005 will be approximately $3.7 million. However, a significant portion of these obligations are held in countries other than the United States; therefore, future foreign currency fluctuations, especially between the U.S. dollar and the yen, could cause significant fluctuations in our estimated 2005 payment obligations.

     CONTRACTUAL OBLIGATIONS

     The following table sets forth our future payments due under significant off-balance sheet arrangements, long-term debt and capital lease obligations as of December 31, 2004.

	Payments Due by Period (In thousands)
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Convertible subordinated notes (1)	$—	$187,718	$—	$—	$—	$—	$187,718
Senior borrowings	3,432	2,185	2,073	—	—	—	7,690
Capital lease obligations	303	225	112	57	40	—	737
Operating lease obligations	6,062	5,492	4,443	3,761	2,957	9,432	32,147
Inventory purchase obligations	5,000	2,500	—	—	—	—	7,500

Total obligations	$14,797	$198,120	$6,628	$3,818	$2,997	$9,432	$235,792

(1)	Cash requirements for interest on these notes approximate $9.6 million annually.

     Please refer to Note 10 Convertible Subordinated Notes Payable, Note 9 Senior Borrowings, Note 14 Commitments And Contingencies and Note 16 Related Party Transactions included in Part II, Item 8 of this Form 10-K for further discussion regarding our significant off-balance sheet arrangements, long-term debt and capital lease obligations.

     Our inventory purchase obligations consist of minimum purchase commitments we entered into to ensure we have an adequate supply of critical components to meet the demand of our customers. We believe that these inventory purchases will be consumed in our on-going operations during the respective years of purchase commitment.

     We have also committed to advance up to $850,000 to a privately held company in exchange for an exclusive intellectual property license. The amount and timing of this advance is dependent upon the privately held company achieving certain development milestones. As of December 31, 2004, approximately $50,000 has been advanced under this agreement, which was recorded within research and development expense in the consolidated statement of operations.

Recent Acquisitions

     On January 18, 2002, we acquired Aera Japan Limited, or Aera, a privately held Japanese corporation. Aera supplies the semiconductor capital equipment industry with product lines that include digital mass flow controllers, thermal-based mass flow controllers, pressure-based mass flow controllers, liquid mass flow controllers and liquid vapor delivery systems. Aera provides us with a key leadership position in the gas delivery market. In addition, Aera’s products expand our offering of critical subsystem solutions that enable the plasma-based manufacturing processes used in the manufacture of semiconductors.

     On March 28, 2002, we acquired Dressler HF Technik GmbH, or Dressler, a privately owned Stolberg, Germany-based provider of power supplies and matching networks. We acquired Dressler to expand our product offerings to customers in the semiconductor, data storage and flat panel equipment markets with Dressler’s power product portfolio that includes a wide range of power levels and radio frequencies. In addition, with inroads already made into the laser and medical markets, Dressler enables us to explore new market opportunities. Dressler also strengthens our presence in the European marketplace and has well-established relationships with many European customers, who look to Dressler for innovative technical capability, high-quality products, and highly responsive customer service.

     The results of operations of these acquired companies are included in our consolidated statements of operations as of and since the date of acquisition. The pro forma results for the Company, Aera and Dressler for the year ended December 31, 2002, assuming the acquisitions of Aera and Dressler occurred on January 1, 2002, are not presented as the difference between the pro forma results and actual results are not material.

Critical Accounting Policies and Estimates

     The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We have evaluated the accounting policies used in the preparation of the consolidated financial statements and related notes under Part II, Item 8 of this Form 10-K and believe that our accounting policies are reasonable and appropriate. We believe that the following critical accounting policies, among others, are most critical as they relate to our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     REVENUE RECOGNITION — The Company’s standard shipping term is freight on board (“FOB”) shipping point, for which revenue is recognized upon shipment of its products, at which time title passes to the customer, the price is fixed and collectability is reasonably assured. For certain customers, the Company has FOB destination terms, for which revenue is recognized upon receipt of the products by the customer, at which time title passes to the customer, the price is fixed and collectability is reasonably assured. Generally, the Company does not have obligations to its customers after its products are shipped under FOB shipping point terms or after its products are received by the customer under FOB destination terms, other than pursuant to warranty obligations. In limited instances the Company provides installation of its products. In accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables”, the Company allocates revenue based on the fair value of the delivered item, generally the product, and the undelivered item, installation, based on their respective fair values. Revenue related to the undelivered item is deferred until the services have been completed. In certain limited instances, some of the Company’s customers have negotiated product acceptance provisions relative to specific orders. Under these circumstances, the Company defers revenue recognition until the related acceptance provisions have been satisfied. Revenue deferrals are reported as customer deposits and deferred revenue in the consolidated balance sheet.

     In certain instances, the Company requires its customers to pay for a portion or all of their purchases prior to the Company building or shipping these products. Cash payments received prior to shipment are recorded as customer deposits and deferred revenue in the consolidated balance sheets, and then recognized as revenue upon shipment of the products. The Company does not offer price protections to its customers or allow returns, unless covered by its normal policy for repair of defective products.

     WARRANTY POLICY — The Company offers warranty coverage for its products, typically ranging from 12 to 24 months after shipment. The Company estimates the anticipated costs of repairing products under warranty based on the historical cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. The Company’s determination of the appropriate level of warranty accrual is subjective and based on estimates. The industries in which the Company operates are subject to rapid technological change and, as a result, the Company periodically introduces newer, more complex products, which tend to result in increased warranty costs. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the consolidated statement of operations.

     EXCESS AND OBSOLETE INVENTORY— Inventory is written down or written off when it becomes obsolete, generally due to engineering changes to a product or discontinuance of a product line, or when it is deemed excess. Judgment by management is necessary in estimating the net realizable value of inventory based primarily upon forecasts of product demand. Charges for excess and obsolete inventory are recorded, as necessary, within cost of sales in the consolidated statement of operations.

     STOCK-BASED COMPENSATION — At December 31, 2004, the Company had three active stock-based compensation plans, which are more fully described in Note 18 within Part II, Item 8. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. APB Opinion No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. With the exception of certain options granted in 1999 and 2000 by a shareholder of Sekidenko, Inc., prior to its acquisition by the Company (which was accounted for as a pooling of interests), all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation cost is reflected in the Company’s net loss. The Company makes disclosures of pro forma net loss and loss per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (see Note 18 within Part II, Item 8).

     The Company will adopt the provisions of SFAS No. 123(R), “Share Based Compensation”, as of the Company’s third quarter of fiscal year 2005, as further discussed under the heading “New Accounting Pronouncements” under Note 1 within Part II, Item 8. The adoption of this statement may have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense in the consolidated statement of operations rather than disclose the impact on the Company’s results of operations within the notes to the consolidated financial statements.

     COMMITMENTS AND CONTINGENCIES — We are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate potential loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

     GOODWILL AND OTHER INTANGIBLE ASSETS — Goodwill represents the excess of the cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses.

     Goodwill and certain other intangible assets with indefinite lives are not amortized. Instead, goodwill and other indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. For the periods presented, the Company does not have any indefinite-lived intangible assets, other than goodwill. Impairment testing is performed in two steps: (i) the Company assesses goodwill for potential impairment by comparing the fair value of its reporting unit with its carrying value, and (ii) if potential impairment is indicated because the reporting unit’s fair value is less than its carrying amount, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

     Finite-lived intangible assets continue to be amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high-credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2004, our investments in marketable securities consisted primarily of commercial paper, municipal bonds and notes and institutional money markets. These securities are highly liquid. Earnings on our marketable securities are typically invested into similar securities. In 2004, the rates we earned on our marketable securities averaged approximately 2.2% on a before tax equivalent basis. The impact on interest income of a 10% decrease in the average interest rate would have decreased interest income by approximately $174,000 in 2004, $170,000 in 2003 and $300,000 in 2002. Interest rate risk on our investment portfolio has decreased since 2002 with the decrease in our marketable securities balance, which is primarily attributable to the use of these funds in operations, for the acquisitions of Aera in January 2002 and Dressler in March 2002, and for the repurchase of a portion of our convertible subordinated notes in the fourth quarter of 2002.

     The interest rates on our subordinated debt are fixed, specifically, at 5.25% for the $66.2 million of our debt that is due in November 2006, and at 5.00% for the $121.5 million of our debt that is due in September 2006. Our offerings of subordinated debt in 1999 and 2001 increased our fixed interest expense upon each issuance, though interest expense was partially reduced by the repurchases of portions of these offerings. Because these rates are fixed, we believe there is no risk of increased interest expense with regard to these instruments.

     The interest rates on the borrowings of one of our foreign subsidiaries are variable and as of December 31, 2004 ranged from 1.5% to 3.1%. We believe a 10% increase in the average interest rate on these instruments would not have a material effect on our financial position or results of operations.

Foreign Currency Exchange Rate Risk

     We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. In 2004 compared to 2003, the U.S. dollar weakened on average approximately 7% against the Japanese yen and 9% against the euro. It is highly uncertain how currency exchange rates will fluctuate in the future. We have entered into various foreign currency forward exchange contracts to mitigate against currency fluctuations in the Japanese yen, Taiwanese dollar, South Korean won and Chinese yuan. The notional amount of our foreign currency contracts at December 31, 2004 was $13.9 million. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates at December 31, 2004, would be approximately $1.5 million, which would be essentially offset by corresponding gains related to the underlying assets. At December 31, 2004 we held foreign currency forward exchange contracts, maturing through January 2005, primarily to purchase U.S. dollars and sell various foreign currencies. The following table summarizes our outstanding contracts as of December 31, 2004:

		Market
	Notional	Settlement	Unrealized
(In thousands)	Amounts	Amounts	(Loss)/Gain
Japanese yen contracts	$8,200	$8,263	$63
Taiwanese dollar contracts	4,000	4,031	31
South Korean won contract	1,300	1,315	15
Chinese yuan contract	400	398	(2)

Balance at December 31, 2004	$13,900	$14,007	$107

     We also have long-term non-U.S. dollar-denominated debt of $4.3 million and $5.9 million as of December 31, 2004 and 2003, respectively. A weakening of the U.S. dollar by 10% against the applicable Asian currencies would have resulted in unrealized translation losses of approximately $473,000 and $646,000 as of December 31, 2004 and 2003, respectively. We will continue to evaluate various methods to minimize the effects of currency fluctuations when we translate the financial statements of our foreign subsidiaries into U.S. dollars.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of Advanced Energy Industries, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Energy Industries, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in the index of financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Energy Industries, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management was unable to complete their assessment of internal control over financial reporting as of December 31, 2004 in a timely manner, and due to that scope limitation we were unable to perform the procedures required to enable us to express, and we did not express, an opinion on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting in our report dated March 30, 2005.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 30, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of Advanced Energy Industries, Inc.

We were engaged to audit management’s assessment, included in the accompanying Management’s Reports on Internal Control Over Financial Reporting (included in Item 9A of this Form 10-K), that Advanced Energy Industries, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company’s management has identified two material weaknesses, the first relates to the lack of segregation of duties within the Company’s enterprise resource planning (ERP) system, as certain employees have ERP system access to record transactions outside of their assigned job responsibilities. The Company’s ERP system is integrated throughout the organization including material foreign locations, with the exception of the Japan subsidiaries. The ERP system interacts with most of the Company’s major processes including manufacturing, payables, receivables and inventory controls. This material weakness could result in a material misstatement of annual and interim financial statements that would not be prevented or detected, in the normal course of operations. The second material weakness relates to two significant deficiencies in the Company’s Japan operations, that when considered in the aggregate, represents a material weakness. The first significant deficiency relates to both of the Japan facilities having their own unique information system, as well as a lack of segregation of duties, with certain employees having access in these systems to record transactions outside of their assigned job responsibilities. The second significant deficiency in Japan was caused in the fourth quarter of 2004 by the departure of key management personnel in Japan, creating a lack of proper segregation of duties and oversight at the local level. The Japan material weakness could result in a material misstatement of the operating results of the Japanese subsidiaries which are included in the annual and interim financial statements that would not be prevented or detected, in the normal course of operations. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements. The material weaknesses identified did not affect our opinion on the Company’s consolidated financial statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management was unable to complete its assessment timely and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Advanced Energy Industries, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 30, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Advanced Energy Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period then ended. In connection with our audits of these consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

/s/ KPMG LLP

Denver, Colorado
February 20, 2004

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,404	$41,522
Marketable securities	69,578	93,370
Accounts receivable —
Trade (less allowances for doubtful accounts of approximately $1,049 and $1,303 at December 31, 2004 and 2003, respectively)	66,610	57,156
Other	5,443	4,771
Income tax receivable	404	151
Inventories, net	73,224	65,703
Other current assets	5,736	5,486

Total current assets	259,399	268,159

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $59,464 and $50,848 at December 31, 2004 and 2003, respectively	44,746	44,725

OTHER ASSETS:
Deposits and other	6,468	5,951
Goodwill	68,276	69,510
Other intangible assets, net of accumulated amortization of $9,624 and $11,197 at December 31, 2004 and 2003, respectively	12,032	19,433
Demonstration and customer service equipment, net of accumulated amortization of $6,880 and $5,688 at December 31, 2004 and 2003, respectively	2,968	3,934
Deferred debt issuance costs, net	2,086	3,019

Total assets	$395,975	$414,731

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$17,683	$23,066
Taxes payable	2,974	445
Accrued payroll and employee benefits	7,788	7,953
Accrued warranty expense	6,791	6,612
Accrued restructuring charges	4,414	3,175
Other accrued expenses	5,986	7,079
Customer deposits and deferred revenue	662	2,952
Capital lease obligations, current portion	294	554
Senior borrowings, current portion	3,432	8,028
Accrued interest payable on convertible subordinated notes	2,460	2,460

Total current liabilities	52,484	62,324

LONG-TERM LIABILITIES:
Capital leases, net of current portion	421	263
Senior borrowings, net of current portion	4,258	5,905
Deferred income tax liabilities, net	3,709	4,672
Convertible subordinated notes payable	187,718	187,718
Other long-term liabilities	2,407	2,015

Total long-term liabilities	198,513	200,573

Total liabilities	250,997	262,897

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 32,760 and 32,573 shares issued and outstanding at December 31, 2004 and 2003, respectively	33	33
Additional paid-in capital	144,500	142,667
Accumulated deficit	(12,795)	(48)
Deferred compensation	—	(60)
Unrealized holding gains on available-for-sale securities, net	1,051	1,491
Cumulative translation adjustments, net	12,189	7,751

Total stockholders’ equity	144,978	151,834

Total liabilities and stockholders’ equity	$395,975	$414,731

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
SALES	$395,305	$262,402	$238,898
COST OF SALES	275,626	174,455	170,138

GROSS PROFIT	119,679	87,947	68,760

OPERATING EXPENSES:
Research and development	51,541	51,647	48,995
Selling, general and administrative	62,444	53,951	66,586
Litigation damages	—	—	4,200
Restructuring charges	3,912	4,306	9,060
Impairment of intangible assets	3,326	1,175	1,904

Total operating expenses	121,223	111,079	130,745

LOSS FROM OPERATIONS	(1,544)	(23,132)	(61,985)

OTHER INCOME (EXPENSE):
Interest income	1,737	1,721	3,314
Interest expense	(11,049)	(11,254)	(12,460)
Foreign currency gain	1,023	869	5,280
Gain on retirement of convertible subordinated notes	—	—	4,223
Other income (expense), net	1,033	(644)	(2,064)

	(7,256)	(9,308)	(1,707)

Net loss before income taxes	(8,800)	(32,440)	(63,692)
(PROVISION) BENEFIT FOR INCOME TAXES	(3,947)	(11,801)	22,293

NET LOSS	$(12,747)	$(44,241)	$(41,399)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.39)	$(1.37)	$(1.29)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,649	32,271	32,026

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

						Accumulated
			Additional	Retained		Other	Total
	Common Stock		Paid-in	Earnings	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Compensation	(Loss) Income	Equity
BALANCES, December 31, 2001	31,848	$32	$131,698	$85,592	$(1,094)	$(1,883)	$214,345
Exercise of stock options for cash	118	—	1,389	—	—	—	1,389
Issuance of common stock for acquisition of minority interest of Litmas	120	—	4,219	—	—	—	4,219
Sale of common stock through employee stock purchase plan	54	—	689	—	—	—	689
Tax benefit related to shares acquired by employees under stock compensation plans	—	—	468	—	—	—	468
Amortization of deferred compensation	—	—	—	—	518	—	518
Adjustment for forfeited options	—	—	(34)	—	34	—	—
Comprehensive loss:
Equity adjustment from foreign currency translation, net of tax	—	—	—	—	—	4,400
Unrealized holding losses, net of tax	—	—	—	—	—	(2,641)
Less: reclassification adjustment for amounts included in net loss	—	—	—	—	—	1,351
Net loss	—	—	—	(41,399)	—	—
Total comprehensive loss	—	—	—	—	—	—	(38,289)

BALANCES, December 31, 2002	32,140	$32	$138,429	$44,193	$(542)	$1,227	$183,339
Exercise of stock options for cash	360	1	3,499	—	—	—	3,500
Sale of common stock through employee stock purchase plan	73	—	739	—	—	—	739
Amortization of deferred compensation	—	—	—	—	482	—	482
Comprehensive loss:
Equity adjustment from foreign currency translation, net of tax	—	—	—	—	—	6,491
Unrealized holding gains, net of tax	—	—	—	—	—	1,524
Net loss	—	—	—	(44,241)	—	—
Total comprehensive loss	—	—	—	—	—	—	(36,226)

BALANCES, December 31, 2003	32,573	$33	$142,667	$(48)	$(60)	$9,242	$151,834
Exercise of stock options for cash	122	—	1,224	—	—	—	1,224
Sale of common stock through employee stock purchase plan	65	—	609	—	—	—	609
Amortization of deferred compensation	—	—	—	—	60	—	60
Comprehensive loss:
Equity adjustment from foreign currency translation, net of tax	—	—	—	—	—	4,438
Unrealized holding losses, net of tax	—	—	—	—	—	(146)
Reclassification adjustment for amounts included in net loss related to sales of securities	—	—	—	—	—	(294)
Net loss	—	—	—	(12,747)	—	—
Total comprehensive loss	—	—	—	—	—	—	(8,749)

BALANCES, December 31, 2004	32,760	$33	$144,500	$(12,795)	$—	$13,240	$144,978

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,747)	$(44,241)	$(41,399)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	21,119	21,829	23,289
Demonstration and evaluation equipment write-off	3,752	—	—
Provision (benefit) for deferred income taxes	444	6,429	(6,888)
Provision for excess and obsolete inventory	11,262	3,016	5,803
Asset impairment charges	3,326	1,350	5,066
Provision for (recovery of) doubtful accounts	198	(429)	1,870
Unrealized (gain) loss on foreign currency forward contracts	(107)	160	388
Gain on retirement of convertible subordinated notes	—	—	(4,223)
Net (gain) loss on disposal of assets	(864)	2,846	359
Unrealized gain on intercompany foreign currency loan	—	—	(4,879)
Changes in operating assets and liabilities, net of assets and liabilities acquired -
Accounts receivable-trade	(8,925)	(14,556)	(5,067)
Inventories	(19,783)	(11,339)	3,021
Other current assets	(675)	(62)	(846)
Accounts payable – trade	(5,849)	5,873	2,366
Other current liabilities and accrued expenses	(2,329)	(2,379)	8,293
Income taxes payable/receivable, net	2,507	16,530	608
Non-current assets	(3,099)	666	(3,760)
Non-current liabilities	392	1,321	694

Net cash used in operating activities	(11,378)	(12,986)	(15,305)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,208)	(1,308)	(2,499)
Proceeds from sale of marketable securities	25,000	10,106	90,439
Proceeds from sale of assets	2,556	5,196	350
Purchase of property and equipment	(14,019)	(20,509)	(10,714)
Purchase of investments and advances	—	(400)	(2,781)
Acquisition of Aera Japan Limited, net of cash acquired	—	—	(35,689)
Acquisition of Dressler HF Technik GmbH, net of cash acquired	—	(1,675)	(14,395)
Acquisition of interest in Litmas, net of cash acquired	—	—	(400)

Net cash provided by (used in) investing activities	12,329	(8,590)	24,311

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior borrowings	1,585	—	—
Repayment of senior borrowings and capital lease obligations	(8,609)	(12,847)	(10,190)
Repurchase of convertible subordinated debt, net	—	—	(14,522)
Sale of common stock through employee stock purchase plan	609	739	689
Proceeds from exercise of stock options	1,224	3,500	1,389

Net cash used in financing activities	(5,191)	(8,608)	(22,634)

EFFECT OF CURRENCY TRANSLATION ON CASH	1,122	1,518	1,861

DECREASE IN CASH AND CASH EQUIVALENTS	(3,118)	(28,666)	(11,767)
CASH AND CASH EQUIVALENTS, beginning of year	41,522	70,188	81,955

CASH AND CASH EQUIVALENTS, end of year	$38,404	$41,522	$70,188

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Tax benefit related to shares acquired by employees under stock option plans	$—	$—	$468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,949	$10,521	$11,517
Cash paid (received) for income taxes, net	$1,227	$(9,642)	$(16,086)
Assets sold for note receivable	$1,842	$1,538	$—

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Advanced Energy Industries, Inc., a Delaware corporation, is primarily engaged in the development and production of components and subsystems critical to plasma-based manufacturing processes, which are used by manufacturers of semiconductors and in industrial thin-film manufacturing processes.

     BASIS OF PRESENTATION — The consolidated financial statements include the accounts of Advanced Energy Industries, Inc. and its’ wholly-owned subsidiaries (collectively, the “Company”) since their dates of acquisition (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are stated in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States.

     SEGMENT REPORTING — The Company operates in one segment for the manufacture, marketing and servicing of key subsystems, primarily to the semiconductor capital equipment industry. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under SFAS No. 131 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. To report revenues from external customers for each product and service or group of similar products and services would not be practicable. Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the consolidated financial statements and notes thereto.

     ESTIMATES AND ASSUMPTIONS — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, determining useful lives for depreciation and amortization, assessing the need for impairment charges, establishing warranty reserves, allocating purchase price among the fair values of assets acquired and liabilities assumed, accounting for income taxes, and assessing excess and obsolete inventory and various others items. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

     NEW ACCOUNTING PRONOUNCEMENTS — In December 2004, the Financial Accounting Standards Board (“FASB”) reissued SFAS No. 123, “Accounting for Stock-Based Compensation” as SFAS No. 123(R), “Share Based Compensation.” This statement replaces SFAS No. 123, amends SFAS No. 95, “Statement of Cash Flows”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted, and to awards modified, repurchased or cancelled after the required effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, adjusted for expected forfeitures. Additionally, SFAS No. 123(R) will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. SFAS No. 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is the Company’s third quarter of 2005. The Company will adopt the provisions of SFAS No. 123(R) using a modified prospective application. This statement may have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense in the consolidated statement of operations rather than disclose the impact on the Company’s results of operations within its notes to the consolidated financial statements (see Note 18).

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will be applied on a prospective basis by the Company for the fiscal year beginning January 1, 2006. The Company is currently evaluating the impact that adoption of SFAS No. 151 will have on its financial position and results of operations.

     REVENUE RECOGNITION — The Company’s standard shipping term is freight on board (“FOB”) shipping point, for which revenue is recognized upon shipment of its products, at which time title passes to the customer, the price is fixed and collectability is reasonably assured. For certain customers, the Company has FOB destination terms, for which revenue is recognized upon receipt of the products by the customer, at which time title passes to the customer, the price is fixed and collectability is reasonably assured. Generally, the Company does not have obligations to its customers after its products are shipped under FOB shipping point terms or after its products are received by the customer under FOB destination terms, other than pursuant to warranty obligations. In limited instances, the Company provides installation of its products. In accordance with Emerging Issues Task Force (“EITF”) Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables”, the Company allocates revenue based on the fair value of the delivered item, generally the product, and the undelivered item, installation, based on their respective fair values. Revenue related to the undelivered item is deferred until the services have been completed. In certain limited instances, some of the Company’s customers have negotiated product acceptance provisions relative to specific orders. Under these circumstances, the Company defers revenue recognition until the related acceptance provisions have been satisfied. Revenue deferrals are reported as customer deposits and deferred revenue in the consolidated balance sheets.

     In certain instances, the Company requires its customers to pay for a portion or all of their purchases prior to the Company building or shipping these products. Cash payments received prior to shipment are recorded as customer deposits and deferred revenue in the consolidated balance sheets, and then recognized as revenue upon shipment of the products. The Company does not offer price protections to its customers or allow returns, unless covered by its normal policy for repair of defective products.

     SHIPPING AND HANDLING COSTS – Amounts billed to customers for shipping and handling are recorded in sales in the consolidated statements of operations. Shipping and handling costs incurred by the Company for the delivery of products to customers are included in cost of sales in the consolidated statements of operations.

     EXCESS AND OBSOLETE INVENTORY— Inventory is written down or written off when it becomes obsolete, generally due to engineering changes to a product or discontinuance of a product line, or when it is deemed excess. Judgment by management is necessary in estimating the net realizable value of inventory based primarily upon forecasts of product demand. Charges for excess and obsolete inventory are recorded, as necessary, within cost of sales in the consolidated statements of operations. For the years ended December 31, 2004, 2003 and 2002, the Company recorded charges for excess and obsolete inventory of $11.3 million, $3.0 million and $5.8 million, respectively.

     WARRANTY POLICY — The Company offers warranty coverage for its products for periods typically ranging from 12 to 24 months after shipment. The Company estimates the anticipated costs of repairing products under warranty based on the historical cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. The Company’s determination of the appropriate level of warranty accrual is subjective and based on estimates. The industries in which the Company operates are subject to rapid technological change and, as a result, the Company periodically introduces newer, more complex products, which tend to result in increased warranty costs. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the consolidated statements of operations. The Company recorded warranty charges of $10.5 million, $8.1 million and $13.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The following summarizes the activity in the Company’s warranty reserves during 2004 and 2003:

	2004	2003
	(In thousands)
Balance at beginning of period	$6,612	$9,402
Additions charged to expense	10,466	8,105
Deductions	(10,287)	(10,895)

Balance at end of period	$6,791	$6,612

     SELLING, GENERAL AND ADMINISTRATIVE — Selling, general and administrative expenses in the accompanying consolidated statements of operations are expensed as incurred, including legal and advertising costs.

     STOCK-BASED COMPENSATION — At December 31, 2004, the Company had three active stock-based compensation plans, which are more fully described in Note 18. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. APB Opinion No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. With the exception of certain options granted in 1999 and 2000 by a shareholder of Sekidenko, Inc., prior to its acquisition by the Company (which was accounted for as a pooling of interests), all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation cost is reflected in the Company’s net loss. Had compensation cost for the Company’s plans been determined consistent with the fair value-based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss would have increased to the following adjusted amounts:

(in thousands, except per share data)	2004	2003	2002
Net loss:
As reported	$(12,747)	$(44,241)	$(41,399)
Adjustment for stock-based compensation determined under fair value-based method for all awards, net of related tax effects in 2002 (a), (b)	(12,133)	(12,410)	(9,794)
Less: Compensation expense recognized in net loss, net of related tax effects in 2002 (a), (c)	60	482	324

As adjusted	$(24,820)	$(56,169)	$(50,869)

Basic and diluted loss per share:
As reported	$(0.39)	$(1.37)	$(1.29)
As adjusted	$(0.76)	$(1.74)	$(1.59)

(a)	Compensation expense in 2004 and 2003 is presented prior to income tax effects due to the Company recording valuation allowances against certain deferred tax assets in 2003 (see Note 12).

(b)	Cumulative compensation cost recognized with respect to options that are forfeited prior to vesting is reflected as a reduction of compensation expense in the period of forfeiture. Compensation expense related to awards granted under the Company’s employee stock purchase plan is estimated until the period in which settlement occurs, as the number of shares of common stock awarded and the purchase price are not known until settlement.

(c)	Prior to its acquisition by the Company, a shareholder of Sekidenko, Inc. granted employees options under a preexisting arrangement to purchase shares of his common stock already outstanding at exercise prices below fair value. Under this agreement, 29,700 and 34,250 of such options were granted in 1999 and 2000, respectively. These options result in the Company recognizing approximately $2.1 million as compensation expense over the four-year vesting period of the options. The options fully vested during the first quarter of 2004.

     For SFAS No. 123 purposes, the fair value of each option grant and purchase right granted under the ESPP are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
OPTIONS:
Risk-free interest rates	3.05%	2.96%	3.89%
Expected dividend yield rates	0.0%	0.0%	0.0%
Expected lives	3.0 years	2.9 years	2.9 years
Expected volatility	75.23%	85.64%	88.05%

ESPP:
Risk-free interest rates	1.70%	1.34%	1.91%
Expected dividend yield rates	0.0%	0.0%	0.0%
Expected lives	0.5 years	0.5 years	0.5 years
Expected volatility	65.31%	83.82%	76.62%

     Based on the Black-Scholes option pricing model, the weighted-average estimated fair value of employee stock option grants was $8.49, $7.88 and $12.54 for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted-average estimated fair value of purchase rights granted under the ESPP was $3.45, $4.99 and $8.92 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The total fair value of options granted was computed to be approximately $10.9 million, $14.3 million and $24.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are amortized ratably over the vesting period of the options for the purpose of calculating the pro forma disclosure above.

     The Company will adopt the provisions of SFAS No. 123(R) as of the Company’s third quarter of fiscal year 2005, as further discussed the heading “New Accounting Pronouncements” above. The adoption of this statement may have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense in the consolidated statement of operations rather than disclose the impact on the Company’s results of operations within its notes to the consolidated financial statements.

     COMMITMENTS AND CONTINGENCIES — We are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate potential loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

     CASH AND CASH EQUIVALENTS — The Company considers all amounts on deposit with financial institutions and highly liquid investments (valued at cost, which approximates fair value) with an original maturity of 90 days or less to be cash and cash equivalents.

     CONCENTRATIONS OF CREDIT RISK — Financial instruments, which potentially subject the Company to credit risk, include cash and cash equivalents, marketable securities and trade accounts receivable. The Company maintains cash and cash equivalents, marketable securities and certain other financial instruments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. The Company’s customers generally are concentrated in the semiconductor capital equipment industry. As a result the Company is generally exposed to credit risk associated with this industry. Sales by the Company’s foreign subsidiaries are primarily denominated in currencies other than the U.S. dollar. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     MARKETABLE SECURITIES — The Company’s investment in marketable securities, includes commercial paper, municipal bonds and notes and institutional money markets. These investments are classified as available for sale securities, and are recorded at fair value with changes in fair market value recorded as unrealized holding gains or losses in other comprehensive loss, net of tax. Due to the short-term, highly liquid nature of the marketable securities held by the Company, the cost, including accrued interest on such investments, approximates fair value.

     The Company also has investments in marketable equity securities which have been included in deposits and other in the accompanying consolidated balance sheets, due to the Company’s expressed intent and demonstrated ability to hold for greater than one year. These investments are classified as available-for-sale securities and are reported at fair value with unrealized holding gains and losses included in other comprehensive loss, net of tax.

     INVENTORIES, NET — Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of market or cost, computed on a first-in, first-out basis and are presented net of reserves for excess and obsolete inventory.

     PROPERTY AND EQUIPMENT — Property and equipment is stated at cost or estimated fair value upon acquisition. Depreciation is computed using the straight-line method over thirty-five to forty years for buildings; three to ten years for machinery, equipment, furniture and fixtures and vehicles; and three years for computers and communication equipment. Amortization of leasehold improvements and leased equipment is calculated using the straight-line method over the lease term or the estimated useful life of the assets, whichever period is shorter. Additions, improvements, and major renewals are capitalized, while maintenance, repairs, and minor renewals are expensed as incurred. When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in the consolidated statement of operations. Property and other long-lived assets are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

     GOODWILL AND OTHER INTANGIBLE ASSETS — Goodwill represents the excess of the cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses.

     Goodwill and certain other intangible assets with indefinite lives are not amortized. Instead, goodwill and other indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. For the periods presented, the Company does not have any indefinite-lived intangible assets, other than goodwill. Impairment testing is performed in two steps: (i) the Company assesses goodwill for potential impairment by comparing the fair value of its reporting unit with its carrying value, and (ii) if potential impairment is indicated because the reporting unit’s fair value is less than its carrying amount, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

     Finite-lived intangible assets continue to be amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

     DEMONSTRATION AND CUSTOMER SERVICE EQUIPMENT — Demonstration equipment is manufactured product that is utilized for sales demonstration and evaluation purposes. Customer service equipment is manufactured product that is utilized as replacement and loaner equipment to existing customers.

     Historically, the Company has amortized demonstration and customer service equipment over its estimated useful life of two years. During the fourth quarter of 2004, as a result of the continuing process of obtaining and analyzing historical data and the Company’s plan for use of the current and future demonstration equipment, the Company made a change in the estimated useful life of the demonstration equipment from two years to zero years. As a result of this change in estimate, the net book value of demonstration equipment of approximately $3.2 million, net of tax, or $0.10 per share, was written off.

The Company’s current policy is to record selling, general and administrative expense for the demonstration equipment as it is placed into service at our customers’ or potential customers’ location. Customer service equipment will continue to be amortized over its estimated useful life of two years.

     FOREIGN CURRENCY TRANSLATION — The functional currency of the Company’s foreign subsidiaries is their local currency, with the exception of the Company’s manufacturing facility in Shenzhen, China where the U.S. dollar is the functional currency. Assets and liabilities of international subsidiaries are translated to U.S. dollars at period-end exchange rates, and statement of operations activity and cash flows are translated at average exchange rates during the period. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

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

(2) ACQUISITIONS

     LITMAS — During 1998, the Company acquired a 29% ownership interest in Litmas, a privately held, North Carolina-based early-stage company that designed and manufactured plasma gas abatement systems and high-density plasma sources. The purchase price consisted of $1.0 million in cash. On October 1, 1999, the Company acquired an additional 27.5% interest in Litmas for an additional $560,000. The purchase price consisted of $385,000 in the Company’s common stock and $175,000 in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $523,000 allocated to intangible assets as goodwill. The results of operations of Litmas have been consolidated in the Company’s financial statements from the date the controlling interest of 56.5% was acquired. In October 2000, the Company acquired an additional 3.0% interest in Litmas for an additional $250,000, bringing the Company’s ownership interest in Litmas to 59.5%. In April 2002, the Company completed its acquisition of the 40.5% of Litmas that it did not previously own, by issuing approximately 120,000 shares of the Company’s common stock valued at approximately $4.2 million, and approximately $400,000 of cash. The acquisition of the remaining minority interest in Litmas resulted in approximately $5.0 million of additional goodwill.

     DRESSLER — On March 28, 2002, the Company acquired Dressler HF Technik GmbH (“Dressler”), a privately owned Stolberg, Germany-based provider of power supplies and matching networks, for a purchase price of approximately $15.0 million in cash and a $1.7 million escrow. The escrow fund was retained by the Company until January 2003, at which time the related escrow liability was settled. The purchase price was also subject to a $3.0 million earn-out provision if Dressler achieved certain key business objectives by March 30, 2003. These business objectives were not met prior to the expiration date.

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

     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and the operating results of Dressler are reflected in the accompanying consolidated financial statements prospectively from the date of acquisition. The tangible assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management. Goodwill and other intangible assets were recorded at estimated fair values based upon independent appraisals.

     The purchase price was allocated to the net assets of Dressler as summarized below (in thousands):

Cash and cash equivalents	$680
Accounts receivable	1,939
Inventories	1,111
Other current assets	83
Property and equipment	260
Goodwill	9,405
Other intangible assets	7,750
Other assets	19
Accounts payable	(314)
Accrued payroll	(39)
Other accrued expenses	(474)
Deferred tax liability	(2,945)
Income taxes payable	(725)

$16,750

     The excess purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill and other intangible assets (see Notes 1 and 8). The Company recognized approximately $2.3 million, $2.5 million and $769,000 of amortization expense related to these amortizable intangibles acquired from Dressler for the years ended December 31, 2004, 2003 and 2002, respectively.

     Prior to the combination, there were transactions between the Company and Dressler in the first three months of 2002, during which time the Company purchased approximately $500,000 of inventory from Dressler. These purchases were made in the normal course of the Company’s business.

     AERA — On January 18, 2002, the Company acquired Aera Japan Limited (“Aera”), a privately held Japanese corporation. The Company effected the acquisition through its wholly owned subsidiary, AE-Japan, which purchased all of the outstanding stock of Aera. The aggregate purchase price paid by AE-Japan was 5.7 billion Japanese yen (approximately $44.0 million, based upon an exchange rate of 130:1), which the Company funded from its available cash. In connection with the acquisition, AE-Japan assumed approximately $34.0 million of Aera’s debt. Aera supplies the semiconductor capital equipment industry with product lines that include digital mass flow controllers, pressure-based mass flow controllers, liquid mass flow controllers, ultrasonic liquid flow meters and liquid vapor delivery systems.

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

     The purchase price was allocated to the net assets of Aera as summarized below (in thousands):

Cash and cash equivalents	$8,276
Marketable securities	115
Accounts receivable	8,405
Inventories	19,243
Other current assets	530
Property and equipment	13,388
Goodwill	24,869
Other intangible assets	12,500
Other assets	427
Accounts payable	(2,329)
Accrued payroll	(2,924)
Other liabilities	(2,164)
Deferred tax liability	(4,765)
Current portion of long-term debt	(12,008)
Long-term debt	(19,598)

$43,965

     There were no transactions between the Company and Aera prior to the combination. The excess purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill and other intangible assets (see Notes 1 and 8). The Company recognized approximately $1.5 million, $1.4 million and $3.0 million of amortization expense related to the amortizable intangibles acquired from Aera for the years ended December 31, 2004, 2003 and 2002, respectively.

     The pro forma results for the Company, Aera and Dressler for the year ended December 31, 2002, assuming the acquisitions of Aera and Dressler occurred on January 1, 2002, are not presented as the difference between the pro forma results and actual results are not material.

     (3) RESTRUCTURING COSTS

     Restructuring charges include the costs associated with actions taken by the Company primarily in response to downturns in the semiconductor capital equipment industry. These charges consist of costs that are incurred to exit an activity or cancel an existing contractual obligation, including the closure of facilities and employee termination related charges.

     Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities”, which nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred, whereas under EITF Issue No. 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. As related to employee termination benefits, the provisions of SFAS No. 146 offer guidance on “one-time termination benefits”, and exclude from the scope “on-going benefit arrangements”, therefore, the Company follows the guidance within SFAS No. 146 for voluntary severances and other one-time termination benefits.

     The accounting for the standard severance benefits that the Company pays for involuntarily severed employees, considered an on-going benefit arrangement, is excluded from the scope of SFAS No. 146. For these benefits, the Company follows the guidance under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Severance costs accounted for under SFAS No. 88 are accrued and recorded as restructuring expense when such amount is probable that employees will be entitled to benefits and the amount can be reasonably estimated.

     The following table summarizes the components of the restructuring charges, the payments and non-cash charges, and the remaining accrual as of December 31, 2004, 2003 and 2002:

	Employee
	Severance and	Facility	Total
	Termination	Closure	Restructuring
	Costs	Costs	Charges
	(In thousands)
Accrual balance December 31, 2001	$965	$462	$1,427

Third quarter 2002 restructuring charge	1,033	2,187	3,220
Fourth quarter 2002 restructuring charge	2,021	3,819	5,840

Total restructuring charges 2002	3,054	6,006	9,060
Payments and other settlements in 2002	(2,412)	(2,086)	(4,498)

Accrual balance December 31, 2002	1,607	4,382	5,989

First quarter 2003 restructuring charge	1,509	—	1,509
Second quarter 2003 restructuring charge	670	98	768
Third quarter 2003 restructuring charge	704	307	1,011
Fourth quarter 2003 restructuring charge	994	24	1,018

Total restructuring charges 2003	3,877	429	4,306
Payments and other settlements in 2003	(4,924)	(2,196)	(7,120)

Accrual balance December 31, 2003	560	2,615	3,175

First quarter 2004 restructuring charge	220	—	220
Second quarter 2004 restructuring charge	187	—	187
Third quarter 2004 restructuring charge	57	31	88
Third quarter 2004 restructuring reversal	(127)	(126)	(253)
Fourth quarter 2004 restructuring charge	3,639	31	3,670

Total net restructuring charges 2004	3,976	(64)	3,912
Payments and other settlements in 2004	(1,243)	(1,430)	(2,673)

Accrual balance December 31, 2004	$3,293	$1,121	$4,414

     The Company recorded restructuring charges totaling $9.1 million in 2002, primarily associated with changes in operations designed to reduce redundancies and better align the Company’s Aera mass flow controller business within its operating framework. The Company’s restructuring plans and associated costs consisted of $6.0 million to close and consolidate certain manufacturing facilities, and $3.1 million for related headcount reductions of approximately 223 manufacturing and administrative employees in the Company’s U.S. operations.

     Included in the 2002 expense are charges for the closure of a portion of the Company’s Voorhees, New Jersey manufacturing facilities, due to the transfer of the manufacturing of these products to Fort Collins, Colorado; the closure of a manufacturing facility in Fort Collins; the closure of a manufacturing facilities in Longmont, Colorado, due to the transfer of the manufacturing of these products to Fort Collins, Colorado and ultimately to Shenzhen, China; and the closure of Litmas. During the fourth quarter of 2002, the Company closed its San Jose, California sales and service location; and the Company’s Austin, Texas manufacturing facility for the Aera-brand mass flow controller products, due to the transfer of the manufacturing of these products to Hachioji, Japan, to be co-located with Aera Japan Limited. These costs consisted primarily of payments required under operating lease contracts and costs for writing down related leasehold improvements.

     At the end of 2002, the Company announced major changes in its operations to occur through the end of 2003. These included establishing a new manufacturing facility in China, consolidating worldwide sales forces, a move to high-quality, low-cost suppliers local to our Shenzhen, China facility (“Tier 1 Asian suppliers”), and the intention to close or sell certain facilities.

     Associated with the above plan, the Company recognized charges during 2003 as follows:

•	In the first quarter of 2003, the Company recorded charges totaling approximately $1.5 million primarily associated with manufacturing and administrative personnel headcount reductions in the Company’s Japanese operations. In accordance with Japanese labor regulations the Company offered voluntary termination benefits to all of its Japanese employees. The voluntary termination benefits were accepted by 36 employees, with termination dates in the second quarter of 2003.

•	In the second quarter of 2003, the Company recognized charges totaling $768,000 that consisted primarily of the involuntary termination of 55 manufacturing and administrative personnel in the Company’s U.S. operations.

•	In the third quarter of 2003, the Company recognized charges of approximately $1.0 million that consisted of $704,000 of expense for involuntary employee termination benefits for 20 employees and $307,000 related to asset impairments incurred as a result of exiting its Longmont, Colorado manufacturing facilities.

•	In the fourth quarter of 2003, the Company recognized approximately $1.0 million that consisted primarily of the recognition of expense for involuntary employee termination benefits associated with the involuntary employee termination benefits of 34 manufacturing and administrative personnel in the Company’s U.S. operations.

     In the first, second and third quarters of 2004, the Company recorded restructuring charges of $220,000, $187,000 and $88,000, respectively, which primarily consisted of the recognition of expense for involuntary employee termination benefits associated with headcount reductions of approximately 34, 12 and 4 employees, respectively, in the Company’s U.S. operations. All affected employees were terminated prior to the respective quarter ends. Additionally, in the third quarter, the Company reversed $253,000 of previously recorded charges due to variances from the original estimates used to establish the Company’s reserve, consequently, the Company’s restructuring accrual balance for employee severance and termination costs was $0 at September 30, 2004.

     In the fourth quarter of 2004, the Company recorded restructuring charges of $3.7 million. The $3.7 million charge primarily consisted of employee termination and related costs associated with the involuntary severance of 212 employees, including 60 agency employees, at the Company’s Fort Collins facility. All of such charges relate to separation costs anticipated to be paid to the terminated employees, in cash, by the end of the second quarter of 2005. The need to reduce headcount in Fort Collins resulted primarily from the transfer of a substantial portion of the Company’s manufacturing operations to Shenzhen, China.

(4) MARKETABLE SECURITIES

     Marketable securities consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Commercial paper	$43,459	$40,792
Municipal bonds and notes	20,332	46,762
Institutional money markets	5,787	5,816

Total marketable securities	$69,578	$93,370

     These marketable securities are considered available-for-sale and are stated at period end market value. The commercial paper consists of high-credit quality, short-term money market common and preferreds, with maturities or reset dates of 120 days or less.

     At December 31, 2004 and 2003, the Company also had $3.6 million and $4.8 million, respectively, of investments in marketable equity securities which are included in deposits and other in the accompanying consolidated balance sheets, due to the Company’s expressed intent and demonstrated ability to hold for greater than one year. These investments are classified as available-for-sale securities and are reported at fair value with unrealized holding gains and losses included in other comprehensive loss, net of tax.

     During the fourth quarter of 2002, the fair value of one of these securities continued a substantial decline, and the Company determined the decline was other than temporary. As a result, the Company recorded an impairment charge of approximately $1.5 million. In the first quarter of 2003, this security continued to decline in value, and the Company recorded an additional impairment charge of $175,000. Since the first quarter of 2003, the value of this security has appreciated which has been reflected as a component of other comprehensive loss, net of tax.

(5) ACCOUNTS RECEIVABLE – TRADE

     Trade accounts receivable consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Domestic	$16,612	$17,100
Foreign	51,047	41,359
Allowance for doubtful accounts	(1,049)	(1,303)

Total accounts receivable — trade	$66,610	$57,156

(6) INVENTORIES, NET

     Net inventories consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Parts and raw materials	$54,069	$47,120
Work in process	4,491	4,385
Finished goods	14,664	14,198

Total inventories, net	$73,224	$65,703

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of market or cost, computed on a first-in, first-out basis. Inventory is expensed as cost of sales upon recognition of revenue.

(7) PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Land	$5,127	$5,663
Buildings	5,738	4,293
Machinery and equipment	40,196	36,039
Computers and communication equipment	28,954	24,324
Furniture and fixtures	6,221	6,268
Vehicles	290	1,368
Leasehold improvements	17,684	17,618

	104,210	95,573
Less – accumulated depreciation	(59,464)	(50,848)

Total property and equipment	$44,746	$44,725

     Aggregate depreciation expense related to property and equipment for the years ended December 31, 2004, 2003 and 2002, was $13.7 million, $12.7 million and $13.4 million, respectively.

     In the fourth quarter of 2002, in conjunction with the restructuring of its operations, the Company determined that certain facilities would be closed. The Company performed an analysis of the fair value of certain long-lived assets, including land and buildings acquired in conjunction with the Company’s acquisition of Engineering Measurements Company in January 2001. As a result, the Company recorded impairments of property and equipment of $1.6 million, which has been reflected as restructuring charges in the consolidated statement of operations.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consisted of the following as of December 31, 2004:

		Effect of			Weighted-
	Gross	Changes in			Average
	Carrying	Exchange	Accumulated	Net Carrying	Useful Life
	Amount	Rates	Amortization	Amount	in Years
	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,304	$1,741	$(5,290)	$3,755	6
Contract-based	1,200	222	(1,386)	36	4
Trademarks and other	8,500	2,689	(2,948)	8,241	17

Total amortizable intangibles	17,004	4,652	(9,624)	12,032	11

Goodwill	55,104	13,172	—	68,276

Total goodwill and other intangible assets	$72,108	$17,824	$(9,624)	$80,308

     Goodwill and other intangible assets consisted of the following as of December 31, 2003:

		Effect of			Weighted-
	Gross	Changes in			Average
	Carrying	Exchange	Accumulated	Net Carrying	Useful Life
	Amount	Rates	Amortization	Amount	in Years
	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,304	$1,544	$(3,906)	$4,942	6
Contract-based	9,210	1,709	(5,882)	5,037	4
Trademarks and other	8,500	2,363	(1,409)	9,454	17

Total amortizable intangibles	25,014	5,616	(11,197)	19,433	11

Goodwill	58,629	10,881	—	69,510

Total goodwill and other intangible assets	$83,643	$16,497	$(11,197)	$88,943

     The Company’s goodwill and other intangible assets have primarily resulted from purchases of Japanese and German companies, and accordingly, carrying amounts for these assets are impacted by changes in foreign currency exchange rates.

     Aggregate amortization expense related to amortizable intangibles for the years ended December 31, 2004, 2003 and 2002, was $3.9 million, $4.6 million and $5.5 million, respectively. Estimated amortization expense related to the Company’s acquired intangibles fluctuates with changes in foreign currency exchange rates between the U.S. dollar and the Japanese yen and the euro. Estimated amortization expense related to amortizable intangibles for each of the five years 2005 through 2009 is as follows (in thousands):

Estimated
Amortization
Expense
(in thousands)
2005	$2,173
2006	2,016
2007	1,009
2008	876
2009	474

     In the fourth quarter of 2004, the Company performed its annual goodwill impairment test, and concluded that no impairment of goodwill existed at the measurement date, as the estimated fair value of the Company’s reporting unit exceeded its carrying amount. For the year ended December 31, 2004, goodwill was reduced by approximately $3.3 million due to reversals of deferred tax asset valuation allowances established in purchase accounting (see Note 12).

     During the fourth quarter of 2004, in conjunction with the Company’s financial forecasting for future periods, it was evident that projected cash flows from certain customers of Dressler were substantially below amounts projected at the time of acquisition, which were considered in determining the fair value of certain contract-based and other amortizable intangible assets recorded at acquisition. As a result, the Company performed assessments of the carrying values of the related amortizable intangible assets. These assessments consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. The Company estimated the intangible asset’s fair value through the use of projected cash flows based upon projected revenue streams over the life of the asset, discounted at rates consistent with the risk of the related cash flows. Based on this analysis the Company determined that the fair values of certain intangible assets were below the respective carrying values, and recorded impairment charges of approximately $2.9 million, which has been reported as an impairment of intangible assets in the accompanying consolidated statement of operations.

     Also during the fourth quarter of 2004, in conjunction with the Company’s restructuring plan, employees who were the subject of certain contract-based amortizable intangibles were severed from the Company or their responsibilities were altered. As a result, the Company performed assessments of the carrying values of the related amortizable intangible assets. These assessments consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. The Company estimated the intangible asset’s fair value through the use of a lost profits method of determining the fair value, arriving at projected cash flows which were then discounted at rates consistent with the risk of the related cash flows. Based on this analysis the Company determined that the fair values of certain intangible assets were below the respective carrying values, and recorded impairment charges of approximately $397,000, which has been reported as an impairment of intangible assets in the accompanying consolidated statement of operations.

     During the third quarter of 2003, the Company determined that one of its mass flow controller products would not conform to changing customer technology requirements, and as such would no longer be accepted by the Company’s customers. As a result, the Company performed an assessment of the carrying value of the related intangible asset. This assessment consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. The Company estimated the intangible asset’s fair value by applying a hypothetical royalty rate to the projected revenue stream and using a cash flow model discounted at rates consistent with the risk of the related cash flows. Based on this analysis the Company determined that the fair value of the intangible asset was minimal and recorded an impairment charge of approximately $1.2 million, which has also been reported as an impairment of intangible assets in the accompanying consolidated statement of operations.

     In the fourth quarter of 2002, the Company’s sales to the semiconductor capital equipment industry declined substantially from the third quarter of 2002. As a result the Company evaluated the carrying amount of assets acquired from Symphony by comparing its estimated future cash flows to its carrying value. This analysis indicated that the Company’s investment was impaired by approximately $1.9 million, which has been reflected as impairment of intangible assets in the accompanying consolidated statement of operations.

(9) SENIOR BORROWINGS

     Senior borrowings consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Revolving line of credit of $25 million, expiring May 2005, interest at bank’s prime rate minus 1%, (4.00% at December 31, 2004)	$—	$—
Senior borrowings (assumed in the acquisition of Aera), maturing serially through April 2010, interest from 1.5% to 3.1% at December 31, 2004	5,953	13,933
Mortgage note payable, maturing July 2007, interest at 3.0% at December 31, 2004	1,737	—
Less – current portion	(3,432)	(8,028)

Senior borrowings, net of current portion	$4,258	$5,905

     The Company is subject to covenants on its line of credit that provide certain restrictions related to working capital, leverage, net worth, acquisitions, and payment and declaration of dividends. The Company was in compliance with these covenants at December 31, 2004. The senior borrowings assumed in the acquisition of Aera and the mortgage note payable are collateralized by the Company’s buildings in Japan and Korea, respectively.

     Scheduled maturities of the Company’s outstanding borrowings and convertible subordinated notes payable (see Note 10) are as follows at December 31, 2004:

		Convertible
	Bank Loans	Subordinated Notes	Total
		(In thousands)
2005	$3,432	$—	$3,432
2006	2,185	187,718	189,903
2007	2,073	—	2,073

Total	$7,690	$187,718	$195,408

(10) CONVERTIBLE SUBORDINATED NOTES PAYABLE

     In August 2001, the Company issued $125.0 million of 5.00% convertible subordinated notes. These notes mature September 1, 2006, with interest payable on March 1st and September 1st of each year beginning March 1, 2002. Net proceeds to the Company were $121.25 million, after deducting $3.75 million of offering costs, which have been capitalized and are being amortized as additional interest expense over a period of five years. Holders of the notes may convert the notes at any time before maturity into shares of the Company’s common stock at a conversion rate of 33.5289 shares per each $1,000 principal amount of notes, equivalent to a conversion price of $29.83 per share. The conversion rate is subject to adjustment in certain circumstances. The Company may redeem the notes from September 4, 2004 through August 31, 2005 at 102% times the principal amount, from September 1, 2005 through August 31, 2006 at 101% times the principal amount, and thereafter at 100% of the principal amount. Upon any provisional redemption, the Company will make an additional payment in cash with respect to the notes called for redemption in an amount equal to $150.56 per $1,000 principal amount of notes, less the amount of any interest paid on the note. The Company may also make this additional payment in shares of its common stock, and any such payment will be valued at 95% of the average of the closing prices of the Company’s common stock for the five consecutive trading days ending on the day prior to the redemption date. The Company will be obligated to make an additional payment on all notes called for provisional redemption. The notes are subordinated to the Company’s present and potential future senior debt, and are effectively subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries. At December 31, 2004, approximately $2.0 million of interest expense related to these notes was accrued as a current liability.

     In November 1999, the Company issued $135.0 million of 5.25% convertible subordinated notes. These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year beginning May 15, 2000. Net proceeds to the Company were approximately $130.5 million, after deducting $4.5 million of offering costs, which have been capitalized and are being amortized as additional interest expense over a period of seven years. Holders of the notes may convert the notes at any time into shares of the Company’s common stock at a conversion rate of 20.1898 shares per each $1,000 principal amount of notes, equivalent to a conversion price of $49.53 per share. The conversion rate is subject to adjustment in certain circumstances. The Company may redeem the notes on or after November 19, 2002 at a redemption price of 103% of the principal amount, and may redeem at successively lesser amounts thereafter until November 15, 2006, at which time the Company may redeem at a redemption price equal to the principal amount. At December 31, 2004, approximately $435,000 of interest expense related to these notes was accrued as a current liability.

     In October and November 2000, the Company repurchased an aggregate of approximately $53.4 million principal amount of its 5.25% convertible subordinated notes in the open market, for a cost of approximately $40.8 million.

     In October and November 2002, the Company repurchased approximately $15.4 million and $3.5 million principal amounts of its 5.25% and 5.00% convertible subordinated notes, respectively. These purchases were made in the open market, for a cost of approximately $14.5 million, resulting in a pre-tax gain of $4.2 million. At December 31, 2004 and 2003, approximately $66.2 million and $121.5 million principal amounts of the 5.25% and 5.00% notes, respectively, remained outstanding.

(11) EARNINGS PER SHARE

     Basic earnings per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable and stock options) had been converted to such common shares, and if such assumed conversion is dilutive. For the years ended December 31, 2004, 2003 and 2002, certain stock options outstanding and the conversion of the Company’s convertible subordinated notes payable were not included in this calculation because to do so would be anti-dilutive. Due to the Company’s net loss for years ended December 31, 2004, 2003 and 2002, basic and diluted EPS are the same, as the assumed conversion of all potentially dilutive securities would be anti-dilutive. Potential shares of common stock issuable under options for common stock at December 31, 2004, 2003 and 2002 were approximately 4.7 million, 4.0 million and 3.6 million, respectively. Potential shares of common stock issuable upon conversion of the Company’s convertible subordinated notes payable were 5.4 million at December 31, 2004, 2003 and 2002.

(12) INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. During 2004 and 2003, the Company recorded valuation allowances against certain of its United States and foreign net deferred tax assets in jurisdictions where the Company has incurred significant losses in recent years. Given such experience, the Company’s management could not conclude that it was more likely than not that these net deferred tax assets would be realized. While there were indications that the markets in which the Company operates may have improved in future periods, the Company’s management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, was required to place greater weight on the Company’s historical results as compared to projections regarding future taxable income. If the Company generates future taxable income, or should the Company be able to conclude that sufficient taxable income is reasonably assured based on profitable operations, in the appropriate tax jurisdictions, against which these tax attributes may be applied, some portion or all of the valuation allowance will be reversed and a corresponding reduction in income tax expense will be reported in future periods. Approximately $2.3 million of the valuation allowance relates to the benefit from stock-based compensation. Any reversal of valuation allowance from this item will be reflected as a component of stockholders’ equity.

     When recording acquisitions, the Company has recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Any reversals of valuation allowances recorded in purchase accounting will be reflected as a reduction of goodwill in the period of reversal. For the year ended December 31, 2004, valuation allowances established in purchase accounting were reversed with a corresponding reduction in goodwill of approximately $3.3 million.

     The income tax provision of $3.9 million in 2004 represents an effective tax rate of negative 45% and the income tax provision of $11.8 million in 2003 represents an effective tax rate of negative 36%, due to taxable income earned in certain foreign jurisdictions. The income tax benefit of $22.3 million for 2002 represents an effective tax rate of 35%. The provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002 was, as follows:

	December 31,
	2004	2003	2002
	(In thousands)
Federal	$—	$8,437	$(18,575)
State and local	—	784	(2,178)
Foreign taxes	3,947	2,580	(1,540)

	$3,947	$11,801	$(22,293)

Current	$3,503	$5,372	$(15,405)
Deferred	444	6,429	(6,888)

	$3,947	$11,801	$(22,293)

     The following reconciles the Company’s effective tax rate to the federal statutory rate for the years ended December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
	(In thousands)
Income tax benefit per federal statutory rate	$(3,080)	$(11,354)	$(22,293)
State income taxes, net of federal deduction	(810)	(1,328)	(1,414)
Extraterritorial income exclusion	(350)	(350)	(262)
Nondeductible intangible and goodwill amortization	98	98	183
Other permanent items, net	(514)	(456)	760
Effect of foreign taxes	(415)	(333)	(272)
Change in valuation allowance	7,884	29,130	1,255
Tax credits and other items	1,134	(3,606)	(250)

	$3,947	$11,801	$(22,293)

     The sources of the Company’s deferred income tax assets and liabilities are summarized as follows:

	December 31,
	2004	2003
	(In thousands)
Current:
Employee bonuses and commissions	$31	$314
Warranty reserve	2,493	2,463
Bad debt reserve	201	533
Vacation accrual	833	806
Restructuring accrual	1,545	1,222
Excess and obsolete inventory	3,156	4,093
Other	2,604	988
Valuation allowance	(10,863)	(10,419)

Net current	—	—
Long-term:
Net operating loss and tax credit carryforward	42,284	38,246
Accumulated other comprehensive income	(7,099)	(5,464)
Depreciation and amortization	(2,454)	(7,898)
Other, net	2,963	3,340
Valuation allowance	(39,403)	(32,896)

Net long-term	$(3,709)	$(4,672)

     The following reconciles the change in the net deferred income tax liability from December 31, 2003 to December 31, 2004, to the deferred income tax provision:

2004
(In thousands)
Net change in deferred income tax liability from the preceding table	$(963)
Net change in deferred tax liability associated with foreign currency fluctuation	(246)
Net change in deferred tax liability associated with purchase accounting — reduction in Goodwill	3,288
Increase in deferred tax liability associated with other comprehensive income	(1,635)

Deferred income tax provision for the period	$444

     As of December 31, 2004, the Company had a gross federal net operating loss, alternative minimum tax credit and research and development credit carryforwards of approximately $85 million, $2 million and $4 million, respectively, which may be available to offset future federal income tax liabilities. The federal net operating loss and research and development credit carryforwards expire at various dates through December 31, 2024, the alternative minimum tax credit carryforward has no expiration date. In addition, as of December 31, 2004, the Company had a gross foreign net operating loss carryforward of $4 million, which may be available to offset future foreign income tax liabilities and expire at various dates through December 31, 2008.

     The domestic versus foreign component of the Company’s net loss before income taxes for the years ended December 31, 2004, 2003 and 2002, was as follows:

	December 31,
	2004	2003	2002
	(In thousands)
Domestic	$(20,725)	$(35,137)	$(60,070)
Foreign	11,925	2,697	(3,622)

	$(8,800)	$(32,440)	$(63,692)

(13) RETIREMENT PLANS

     The Company has a 401(k) profit sharing plan which covers most full-time employees age eighteen or older. Participants may defer up to the maximum amount allowed as determined by law. Participants are immediately vested in their contributions.

     The Company may make discretionary contributions based on corporate financial results. In 2002, the Company’s contribution for participants in its 401(k) plan was 10% matching on contributions by employees up to 6% of the employee’s compensation. In 2003, the Company increased its matching contributions to 25% matching on contributions by employees up to 6% of the employee’s compensation; such contribution level was maintained for 2004. The Company’s total contributions to the plan were approximately $698,000, $635,000 and $272,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Vesting in the profit sharing contribution account is based on years of service, with most participants fully vested after four years of credited service.

(14) COMMITMENTS AND CONTINGENCIES

     The Company has committed to purchase approximately $5.0 million of parts, components and subassemblies in 2005 and $2.5 million in 2006. This inventory purchase obligation represents a minimum purchase commitment to ensure the Company has an adequate supply of critical components to meet the demand of its customers. The Company believes these inventory purchases will be consumed in its on-going operations during the respective years of purchase commitment.

     The Company has also committed to advance up to $850,000 to a privately held company in exchange for an exclusive intellectual property license. The amount and timing of this advance is dependent upon the privately held company achieving certain development milestones. As of December 31, 2004, approximately $50,000 has been advanced under this agreement, which was recorded within research and development expense in the consolidated statement of operations.

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

     In April 2003, the Company filed a claim in the United States District Court for the District of Colorado seeking a declaratory ruling that its new plasma source products Xstream™ With Active Matching Network™ (“Xstream products”) are not in violation of U.S. Patents held by MKS Instruments, Inc. (“MKS”). This case was transferred by the Colorado court to the United States District Court for the District of Delaware for consolidation with a patent infringement suit filed in that court by MKS in May 2003, alleging that the Company’s Xstream products infringe five patents held by MKS. On July 23, 2004, a jury returned a verdict of infringement of three MKS patents, which did not stipulate damages. The court has not enjoined the Company from selling the Xstream products. The Company has filed four separate motions to have the verdict set aside based upon defects in the trial. The court has not scheduled any further activity in the case, including trial of the Company’s patent invalidity and inequitable conduct defenses, while the post-trial motions are being reviewed. Potential liability, if any, resulting from the jury verdict is indeterminable at this time, and therefore no amount has been accrued by the Company in the accompanying consolidated financial statements.

     On June 2, 2004, MKS filed a petition in the District Court in Munich, Germany, alleging infringement by the Company’s Xstream products of a counterpart German patent owned by MKS. On August 4, 2004, this court dismissed MKS’s petition and assessed costs of the proceeding against MKS. MKS refiled an infringement petition in the District Court of Mannheim. At a hearing held on February 18, 2005, the Mannheim court indicated that a decision on the infringement allegation would be rendered on April 8, 2005. A petition for invalidity of MKS’s patent brought by the Company is still pending before the German Federal Patent Court.

     On July 12, 2004, the Company filed a complaint in the United States District Court for the District of Delaware against MKS alleging that MKS’s Astron reactive gas source products infringe Advanced Energy’s U.S. Patent No. 6,046,546. A stipulation of voluntary dismissal of the action was filed by the parties on March 9, 2005, which leaves the Company free to refile its claims upon conclusion of MKS’s lawsuit against the Company’s Xstream products.

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

     In May 2002, the Company recognized approximately $4.2 million of litigation damages pertaining to a judgment entered by a jury against the Company and in favor of MKS in a patent-infringement suit in which the Company was the defendant. The Company has entered into a settlement agreement with MKS allowing it to sell the infringing product subsequent to the date of the jury award. The settlement agreement is in effect until all patents subject to the litigation expire. Under the settlement agreement, royalties payable to MKS from sales of the related product were not material in any of the periods presented.

CAPITAL LEASES

     The Company finances a portion of its property and equipment under capital lease obligations at interest rates averaging approximately 3%. The future minimum lease payments under capital lease obligations as of December 31, 2004 are as follows:

(In thousands)
2005	$303
2006	225
2007	112
2008	57
2009	40

Total minimum lease payments	737
Less — amount representing interest	(22)
Less — current portion	(294)

$421

OPERATING LEASES

     The Company has various operating leases for automobiles, equipment, and office and production facilities (see Note 16). Lease expense under operating leases was approximately $6.2 million, $6.3 million, and $6.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The future minimum rental payments required under non-cancelable operating leases as of December 31, 2004 are as follows:

(In thousands)
2005	$6,062
2006	5,492
2007	4,443
2008	3,761
2009	2,957
Thereafter	9,432

$32,147

(15) FOREIGN OPERATIONS AND MAJOR CUSTOMERS

     The Company has operations in the United States, Europe and Asia. The following is a summary of the Company’s operations by region:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Sales (1):
Originating in U.S. and sold to domestic customers	$207,279	$124,128	$141,637
Originating in U.S. and sold to foreign customers	42,407	35,509	24,607
Originating in Europe and sold to domestic customers	115	57	2,108
Originating in Europe and sold to foreign customers	36,151	24,492	18,672
Originating in Asia Pacific and sold to domestic customers	608	—	—
Originating in Asia Pacific and sold to foreign customers	108,745	78,216	51,874

	$395,305	$262,402	$238,898

Loss from operations:
United States	$(13,603)	$(27,639)	$(57,305)
Europe	(1,540)	559	(725)
Asia	13,508	4,811	1,865
Intercompany eliminations	91	(863)	(5,820)

	$(1,544)	$(23,132)	$(61,985)

Identifiable assets:
United States	$411,324	$424,661
Europe	43,011	48,150
Asia	280,351	210,585
Intercompany eliminations	(338,711)	(268,665)

	$395,975	$414,731

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.

     Intercompany sales among the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.

     The Company has a major customer (sales in excess of 10% of total sales) that is a manufacturer of semiconductor capital equipment. Sales to this customer accounted for the following percentages of sales for the years ended December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
Applied Materials, Inc.	27%	20%	27%

     There were no other customers that represented greater than 10% of the Company’s total sales for the years ended December 31, 2004, 2003 and 2002.

     Trade accounts receivable from Applied Materials, Inc. were approximately $7.8 million as of December 31, 2004, which represented approximately 12% of the Company’s total trade accounts receivable. At December 31, 2004, trade accounts receivable from ULVAC, Inc. were approximately $17.4 million, representing approximately 26% of the Company’s total trade accounts receivable. No other customers had a trade accounts receivable balance in excess of 10% of the total trade accounts receivable at December 31, 2004.

(16) RELATED PARTY TRANSACTIONS

     The Company leases its executive offices and manufacturing facilities in Fort Collins, Colorado from two limited liability partnerships, in which the Company’s Chief Executive Officer holds an interest. The leases relating to these spaces expire in 2009, 2011 and 2016, and contain monthly payments of approximately $87,000, $69,000 and $85,000, respectively.

     For each of the years ended December 31, 2004 and 2003 approximately $2.8 million was paid attributable to these leases. For the year ended December 31, 2002, approximately $2.7 million was paid attributable to these leases. Rent and related amounts are expensed as incurred.

     The Company also has an agreement whereby monthly payments of approximately $12,000 are made to one of the above mentioned limited liability partnerships, which secures future leasing rights on a parcel of land in Colorado. Such amounts are expensed as incurred. Approximately $132,000 was paid attributable to this agreement for the year ended December 31, 2004, and $156,000 for each of the years ended December 31, 2003 and 2002.

     The Company leased, for business purposes, a condominium owned by a partnership of certain stockholders, including the Company’s Chief Executive Officer. The Company paid the partnership $10,000, $60,000 and $67,000 in 2004, 2003 and 2002, respectively. In February 2004, this lease agreement was terminated.

     The Company charters aircraft from time to time from a company owned by the Company’s Chief Executive Officer. Aggregate payments for the use of such aircraft were $16,000, $6,000 and $103,000 in 2004, 2003 and 2002, respectively.

(17) CONCENTRATIONS OF CREDIT RISK

     FORWARD CONTRACTS — The Company, including its subsidiaries, enters into foreign currency forward contracts with counterparties to mitigate foreign currency exposure from foreign currency denominated trade purchases and intercompany receivables and payables. These derivative instruments are not held for trading or speculative purposes.

     To the extent that changes occur in currency exchange rates, the Company is exposed to market risk on its open derivative instruments. This market risk exposure is generally offset by the gain or loss recognized upon the translation of its trade purchases and intercompany receivables and payables. Foreign currency forward contracts are entered into with major commercial United States, Japanese and German banks that have high credit ratings, and the Company does not expect the counterparties to fail to meet their obligations under outstanding contracts. Foreign currency gains and losses under these arrangements are not deferred. The Company generally enters into foreign currency forward contracts with maturities ranging from one to eight months, with contracts outstanding at December 31, 2004 maturing through January 2005. The Company did not seek specific hedge accounting treatment for its foreign currency forward contracts.

     At December 31, 2004, the Company held the following foreign currency forward contracts to buy U.S. dollars and sell various foreign currencies:

		Market
	Notional	Settlement	Unrealized
	Amounts	Amounts	(Loss)/Gain
	(In thousands)
Japanese yen contracts	$8,200	$8,263	$63
Taiwanese dollar contracts	4,000	4,031	31
South Korean won contract	1,300	1,315	15
Chinese yuan contract	400	398	(2)

Balance at December 31, 2004	$13,900	$14,007	$107

     OTHER CONCENTRATIONS OF CREDIT RISK — The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, short-term investments, accounts receivable, and foreign currency forward contracts. The Company invests its cash in cash deposits, money market funds, commercial paper, and municipal bonds and notes. The Company places its investments with high-credit quality financial institutions and limits the credit exposure from any one financial institution or instrument. To date, the Company has not experienced significant losses on these investments. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. Because the Company’s receivables are primarily related to companies in the semiconductor capital equipment industry, the Company is exposed to credit risk generally related to this cyclical industry.

(18) STOCK PLANS

     As of December 31, 2004, the Company had three active stock-based compensation plans; the 2003 Stock Option Plan (the “2003 Plan”), the 2003 Non-Employee Directors’ Stock Option Plan (the “2003 Directors’ Plan”) and the Employee Stock Purchase Plan (“ESPP”).

     2003 STOCK OPTION PLAN — The 2003 Plan is a broad-based plan for employees, executive officers, and consultants in which directors of the Company are not allowed to participate. The Board of Directors currently administers this plan, and makes all decisions concerning which employees, executive officers and consultants are granted options, how many to grant to each optionee, when options are granted, how the plan should be properly interpreted, whether to amend or terminate the plan, and whether to delegate administration of the plan to a committee. The 2003 Plan, adopted in 2003, provides for the issuance of up to 3,250,000 shares of common stock. Shares may be issued under the 2003 Plan on exercise of incentive stock options or non-qualified stock options granted under the 2003 Plan or as restricted stock awards. Stock appreciation rights may also be granted under the 2003 Plan, and the shares represented by the stock appreciation rights will be deducted from shares issuable under the 2003 Plan. The exercise price of incentive stock options and non-qualified stock options may not be less than the market value of the Company’s common stock on the date of grant. The Company has the discretion to determine the vesting period of options granted under the 2003 Plan, however option grants will generally vest over four years, contingent upon the optionee continuing to be an employee, executive officer or consultant of the Company. The options are exercisable for ten years from the date of grant. The 2003 Plan will expire in February 2013, unless the administrator of the plan terminates it earlier. As of December 31, 2004, approximately 1.3 million shares of common stock were available for grant under this plan.

     On January 31, 2005, the Company amended the 2003 Plan to provide additional terms for the restricted stock units. The restricted stock units generally vest as to 10% on the first anniversary of the grant date, an additional 20% on the second anniversary of the grant date, an additional 30% on the third anniversary of the grant date and the remaining 40% on the fourth anniversary of the grant date. Additional terms are set forth in the individual grant agreements between the Company and the award recipient.

     2003 NON-EMPLOYEE DIRECTORS’ STOCK OPTION PLAN — The 2003 Directors’ Plan, adopted in 2003, provides for the issuance of up to 150,000 shares of common stock upon the exercise of non-qualified stock options granted under the 2003 Directors’ Plan. The exercise price of options granted under the 2003 Directors’ Plan may not be less than the market value of the Company’s common stock on the date of grant. Non-employee directors are automatically granted an option to purchase 15,000 shares on the first date elected or appointed as a member of the Company’s board, and 5,000 shares on any date re-elected as a member of the board. Options granted on the date first elected or appointed as a member of the Company’s board immediately vest as to one-third of the shares subject to the grant, then another one-third on each of the first two anniversaries of the date granted, provided the optionee continues to be a director. Options granted upon re-election are immediately exercisable. As of December 31, 2004, 40,000 shares of common stock were available for grant under this plan.

     EMPLOYEE STOCK PURCHASE PLAN — In September 1995, stockholders approved an ESPP covering an aggregate of 200,000 shares of common stock. On May 7, 2003, the Company’s stockholders’ approved an amendment to increase the number of common shares reserved for issuance under the plan from 200,000 shares to 400,000 shares. Employees are eligible to participate in the ESPP if employed by the Company for at least 20 hours per week during at least five months per calendar year. Participating employees may have the lessor of 5% their earnings or $1,250 per six-month period withheld pursuant to the ESPP. The purchase price of common stock purchased under the ESPP is equal to 85% of the lower of the fair value on the commencement date of each offering period or the relevant purchase date. During 2004, 2003 and 2002, employees purchased an aggregate of approximately 65,000, 73,000 and 54,000 shares of common stock under the ESPP, respectively. At December 31, 2004, approximately 90,000 shares remained available for future issuance.

     On April 14, 2004, by resolution of the Company’s Board of Directors, the Company terminated its 2002 and 2001 Employee Stock Option Plans. Existing stock options outstanding under the 2002 and 2001 Employee Stock Option Plans remain outstanding according to their original terms. At December 31, 2004, options to purchase approximately 406,000 and 423,000 shares of common stock remained outstanding under the 2002 and 2001 Employee Stock Option Plans, respectively.

     On May 7, 2003, the Company terminated the 1995 Employee Stock Option Plan and the Non-Employee Directors Stock Option Plan upon stockholder approval of the 2003 Plan and the 2003 Directors’ Plan; however, existing stock options outstanding under these terminated plans remain outstanding according to their original terms. At December 31, 2004, options to purchase approximately 1.8 million and 67,000 shares of common stock remained outstanding under the 1995 Employee Stock Option Plan and the Non-Employee Directors Stock Option Plan, respectively.

     The following summarizes the activity relating to stock options for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	(In thousands, except share prices)
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Stock options:
Employee stock options —
Options outstanding at beginning of period	3,920	$19.95	3,475	$23.18	2,108	$25.07
Granted	1,196	16.99	1,790	14.66	1,920	21.73
Exercised	(117)	9.52	(352)	9.89	(118)	11.70
Terminated	(472)	19.09	(993)	25.28	(435)	29.02

Options outstanding at end of period	4,527	19.53	3,920	19.95	3,475	23.18

Options exercisable at end of period	1,943	22.70	1,230	25.50	1,239	23.25

Weighted-average fair value of options granted during the period	$8.40		$7.88		$12.55

Price range of outstanding options	$3.11 - $60.75		$0.67 - $60.75		$0.67 - $60.75

Price range of options terminated	$0.83 - $60.75		$0.83 - $60.75		$0.83 - $60.75

Non-employee directors stock options—
Options outstanding at beginning of period	104	$19.00	112	$22.64	90	$26.92
Granted	85	13.62	25	10.67	22	15.58
Exercised	(5)	10.67	(8)	6.75	—	—
Terminated	(12)	51.10	(25)	30.90	—	—

Options outstanding at end of period	172	15.81	104	19.00	112	22.64

Options exercisable at end of period	122	16.94	80	21.91	62	22.24

Weighted-average fair value of options granted during the period	$9.67		$7.84		$11.33

Price range of outstanding options	$6.13 - $46.13		$6.13 - $60.75		$6.13 - $64.94

Price range of options terminated	$6.15 - $64.94		$6.13 - $64.94		$—

     The following table summarizes information about the stock options outstanding at December 31, 2004:
(In thousands, except share prices and lives)

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$3.11 to $7.70	609	7.7 years	$7.46	267	$7.24
$7.92 to $10.37	682	8.0 years	9.58	197	8.96
$10.67 to $16.51	495	7.7 years	13.21	206	13.43
$17.32 to $19.24	876	7.9 years	18.56	414	18.34
$20.81 to $22.30	634	9.1 years	21.88	13	21.95
$22.52 to $24.90	574	8.1 years	23.50	252	24.09
$26.13 to $38.55	669	6.3 years	33.17	556	32.48
$40.00 to $46.13	117	5.0 years	43.79	117	43.79
$56.13 to $60.75	43	5.6 years	59.68	43	59.68

	4,699	7.7 years	19.39	2,065	22.36

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company’s financial instruments include cash, trade receivables, trade payables, marketable securities, short-term and long-term debt, and foreign currency forward exchange contracts (see Note 17). The fair values of cash, trade receivables, trade payables and short-term debt approximate the carrying values due to the short-term nature of these instruments. Marketable securities are stated at fair value (see Notes 1 and 4). At December 31, 2004 and 2003, the carrying value of long-term debt was $195.4 million and $201.7 million, respectively. The carrying value of senior borrowings approximates their fair value due to the variable interest rates associated with the borrowings. At December 31, 2004, the estimated fair value of the Company’s 5.25% convertible subordinated notes that are due November 15, 2006 was approximately $64.6 million, compared to a book value of $66.2 million. At December 31, 2004, the estimated fair value of the Company’s 5.00% convertible subordinated notes that are due September 1, 2006 was approximately $115.1 million, compared to a book value of $121.5 million.

(20) SUPPLEMENTAL CASH FLOW DISCLOSURES

     In the first quarter of 2004, the Company made a strategic decision to further focus its marketing and product support resources on its core competencies and reorient its operating infrastructure towards sustained profitability. As a result, the Company sold its Noah chiller business to an unrelated third party for $797,000 in cash and a $1.9 million note receivable due March 31, 2009. The note bears interest at 5.0%, payable annually on March 31. The sale included property and equipment with a book value of approximately $300,000, inventory of approximately $1.0 million, goodwill and intangible assets net of accumulated amortization of approximately $900,000, demonstration and customer service equipment of approximately $140,000, and estimated warranty obligations of approximately $140,000. The Company recognized a gain on the sale of $404,000, which has been recorded as other income and expense in the accompanying consolidated statement of operations. In the third quarter of 2004, the Company purchased equipment of approximately $71,000 from the buyers of the Noah chiller assets in exchange for an equivalent reduction of the note receivable due March 31, 2009.

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

(21) QUARTERLY FINANCIAL DATA — UNAUDITED

     The following table presents unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2004. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
	(In thousands, except per share data)
Sales	$56,158	$62,946	$68,567	$74,731	$104,487	$108,869	$93,550	$88,399
Gross profit	17,950	20,273	23,093	26,631	38,414	36,962	29,740	14,563
(Loss) income from operations	(10,885)	(6,825)	(5,741)	319	9,810	8,754	1,855	(21,963)
Net (loss) income	$(8,590)	$(5,774)	$(27,438)	$(2,439)	$6,924	$4,470	$(1,136)	$(23,005)

Diluted (loss) income per share	$(0.27)	$(0.18)	$(0.85)	$(0.08)	$0.21	$0.13	$(0.03)	$(0.70)

     The Company had a loss in the fourth quarter of 2004 of $23.0 million. Pretax charges in the fourth quarter included $9.2 million to cost of sales for increased excess and obsolete inventory reserves, $3.8 million to selling, general and administrative for the change in estimate of the useful life of the demonstration equipment (see Note 1), $3.7 million to restructuring for employee severance and termination costs primarily attributable to the Fort Collins facility (see Note 3), $3.3 million to impairment of intangible assets related to certain amortizable intangible assets acquired in conjunction with the Company’s purchase of Dressler and Aera (see Note 8). These items contributed significantly to the Company’s fourth quarter 2004 results. The Company increased its reserve for excess and obsolete inventory in the fourth quarter of 2004, as a result of the fourth quarter strategic management decision to discontinue certain product offerings, the outlook for future periods demand and the declining trend in the Company’s sales from the second quarter of 2004 to the fourth quarter of 2004.

     The Company had a loss of $27.4 million in the third quarter of 2003. During this quarter the Company recorded a valuation allowance against certain of its U.S. and foreign net deferred tax assets in jurisdictions where significant losses had been recognized (see Note 12).

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Additions
	Balance at	Additions	Charged		Balance at
	Beginning of	Due to	to Expense		End of
	Period	Acquisitions	(Recoveries)	Deductions	Period
	(In thousands)
Year ended December 31, 2002:
Inventory obsolescence reserve	$5,631	$13,704	$5,803	$4,719	$20,419
Allowance for doubtful accounts	1,049	416	1,870	279	3,056

	$6,680	$14,120	$7,673	$4,998	$23,475

Year ended December 31, 2003:
Inventory obsolescence reserve	$20,419	$—	$3,016	$13,944	$9,491
Allowance for doubtful accounts	3,056	—	(429)	1,324	1,303

	$23,475	$—	$2,587	$15,268	$10,794

Year ended December 31, 2004:
Inventory obsolescence reserve	$9,491	$—	$11,262	$6,102	$14,651
Allowance for doubtful accounts	1,303	—	198	452	1,049

	$10,794	$—	$11,460	$6,554	$15,700

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 16, 2004, the Audit and Finance Committee of the Board of Directors dismissed KPMG LLP as our independent accountants, and on the subsequent day, August 17, appointed Grant Thornton LLP as the independent accountants to audit our financial statements for our fiscal year ended December 31, 2004. We filed a Current Report on Form 8-K on August 20 and an amendment to such on August 23, disclosing this change in our independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004, because of the material weaknesses disclosed below in “Management’s Report on Internal Control over Financial Reporting.”

     In light of these material weaknesses, the Company performs additional analyses and other pre and post-closing procedures to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. These procedures include monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal controls over financial reporting are designed to provide reasonable assurance concerning the reliability of financial data used in the preparation of our financial statements. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Controls considered to be operating effectively in one period may become inadequate in future periods because of changes in conditions or a deterioration in the degree of compliance with policies or procedures.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of our assessment, Management has identified two material weaknesses, as described below, and therefore has concluded that our internal controls over financial reporting were not effective as of December 31, 2004.

     A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a control deficiency or combination of control deficiencies that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     In our filing on Form 10-Q for the quarter ended September 30, 2004, the Company disclosed a material weakness related to the lack of segregation of duties defined within the Company’s enterprise resource planning (“ERP”) system, as certain employees have access in our ERP system to record transactions outside of their assigned job responsibilities. The Company’s ERP system is integrated throughout the organization including material foreign locations with the exception of the Japan subsidiaries. The ERP system interacts with most of the Company’s major processes including manufacturing, payables, receivables and inventory controls. During the fourth quarter, the Company began the process of appropriately assigning access within the ERP system on a user-by-user basis and has restricted access to certain users to begin to remedy the segregation of duties concerns; however, this process, as well as the testing of the implementation, was not completed by December 31, 2004. During the fourth quarter of 2004, we experienced set backs in the remediation of this weakness due to turnover in our internal audit and information technology departments and a lack of other available resources within the Company to perform the planned implementation and testing on a timely basis before December 31, 2004. As our remediation was not completed, and although the Company believes that sufficient measures were taken at year end to identify any material error that could have resulted from the lack of segregation of duties defined within our ERP system, management continues to conclude that due to the pervasive nature of this issue it is a material weakness. A discussion of management’s remediation plan for this material weakness follows under the heading “Remediation Plan for Material Weaknesses.”

     Management has also identified two significant deficiencies in its Japan operations, that when considered in the aggregate represent a material weakness. The first significant deficiency relates to the fact that both of our Japan facilities have their own unique information system, neither of which is the corporate ERP system discussed above and both of which have similar segregation of duties issues. The Company anticipates implementing the corporate ERP system in Japan with stronger controls in place; however, the implementation has been postponed until we complete the manufacturing transition of certain product lines from Japan to China. Individually, the Company has viewed this situation as a significant deficiency and had established detective controls to compensate for this lack of system integration and uniformity. The second significant deficiency in Japan was caused in the fourth quarter of 2004 by the departure of key management personnel in Japan, creating a lack of sufficient human resources for proper segregation of duties and oversight at the local level. On an interim basis, additional oversight is being provided by management in the United States. Considering these two significant deficiencies in the aggregate, management has concluded that the above constitutes a material weakness. A discussion of management’s remediation plan for this material weakness follows under the heading “Remediation Plan for Material Weaknesses.”

     Due to staff turnover, principally in our internal audit group, we were not able to complete our documentation and testing of our internal controls over financial reporting in a timely manner to allow our independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”), sufficient time to perform their audit of management’s assessment and their audit of the effectiveness of the Company’s internal control over financial reporting. Accordingly, Grant Thornton has issued a disclaimer of opinion on both management’s assessment and the effectiveness of our internal controls over financial reporting.

     Notwithstanding the fact that management has concluded that our internal controls over financial reporting were not effective as of December 31, 2004 and Grant Thornton has disclaimed an opinion on our assessment, Grant Thornton has issued an unqualified opinion on our financial statements for 2004, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Remediation Plan for Material Weaknesses

     To remediate the material weaknesses described in “Management’s Report on Internal Control over Financial Reporting” management has taken the following steps during the fourth quarter of 2004:

•	Recruited and hired an internal audit manager to fill the vacancy left by the departure of our previous internal audit manager during the third quarter of 2004;

•	Reallocated additional human resources within the Company to the internal audit department until an adequate staff level has been recruited and hired directly for the internal audit department. The increased staffing of this department is focused on the completion of the implementation and testing of appropriate segregation of duties defined within our corporate ERP system;

•	Increased executive management involvement in the details of the remediation project to ensure that appropriate segregation of duties are defined within our corporate ERP system;

•	Assignment on a temporary basis of a financial manager from our corporate headquarters to Japan. This manager will be physically present in Japan beginning in the second quarter of 2005; and

•	Further development of a plan to implement the corporate ERP system in Japan upon completion of the manufacturing transition.

     These efforts have been continued in the first quarter of 2005 and are being directly supervised by our Chief Financial Officer to ensure prompt and effective remediation of the material weaknesses identified. Management expects that the lack of segregation of duties defined within our ERP system will be remediated by the end of the second quarter of 2005. Management expects the material weakness in Japan to be remediated upon the consolidation of our two main Japanese locations allowing local management to focus on the single location. The significant deficiency related to the lack of system integration and uniformity in Japan will be addressed by the implementation of the corporate ERP in Japan that will commence upon completion of our manufacturing transition.

ITEM 9B. OTHER INFORMATION

     On March 29, 2005, we entered into an Executive Change in Control Agreement (“CIC Agreement”) with each of our Executive Vice Presidents: Michael El-Hillow, Linda Capuano, and C. Stephen Rhoades. The CIC Agreement provides each of these executives with severance payments and certain benefits in the event of his or her termination without Cause or other Involuntary Termination (as such capitalized terms are defined in the CIC Agreement).

     In the event of an executive’s termination without Cause, provided that a Change in Control (as defined in the CIC Agreement) has not occurred and there is no Pending Change in Control (as defined in the CIC Agreement), the executive will be entitled to receive: (a) all then accrued compensation and a pro-rata portion of executive’s target bonus for the year in which the termination is effected, (b) a lump sum payment equal to the executive’s then current annual base salary plus his or her target bonus for the year in which the termination is effected, (c) continuation of insurance and other benefits for 12 months following the date of termination, (d) an amount equal to the contributions that would have been made to the company’s retirement plans on behalf of executive, if the executive had continued to be employed for 12 months following the date of termination, and (e) reimbursement, up to $15,000, for outplacement services.

     An “Involuntary Termination” will be deemed to have occurred if the executive’s employment is terminated (i) without Cause following a Change in Control or during a Pending Change in Control, (ii) by the executive for Good Reason following a Change in Control, or (iii) by the executive, for any reason or no reason, during the 30-day period commencing on the date that is six months after a Change in Control. In the event of an Involuntary Termination following a Change in Control, the executive will be entitled to receive: (a) all then accrued compensation and a pro-rata portion of executive’s target bonus for the year in which the termination is effected, (b) a lump sum payment equal to 1.75 times (i) the executive’s then current annual base salary plus (ii) his or her target bonus for the year in which the termination is effected, (c) continuation of insurance and other benefits for 21 months following the date of termination, (d) an amount equal to the contributions that would have been made to the company’s retirement plans on behalf of executive, if the executive had continued to be employed for 21 months following the date of termination, and (e) reimbursement, up to $15,000, for outplacement services. In addition, if an Involuntary Termination occurs following a Change in Control and during the term of the CIC Agreement, all stock options and other equity awards then held by the executive whose employment was terminated will become fully vested and exercisable.

     The foregoing is a summary of the material terms of the CIC Agreement. The form of the CIC Agreement is attached as an exhibit to this Annual Report on Form 10-K, and the terms of such form of agreement are incorporated herein by this reference.

PART III

     In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Advanced Energy’s definitive proxy statement relating to its 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”), as set forth below. The 2005 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the 2005 Proxy Statement under the headings “Proposal No. 1/ Election of Directors—Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated herein by reference.

     We have adopted a Code of Ethical Conduct that applies to our directors. In addition, we have adopted a Code of Ethical Conduct for our executives, managers and finance employees which impose additional standards. These Codes of Ethical Conduct are available through our website at www.advanced-energy.com. Information contained on the website is not part of this report. If we grant any waiver of either code with respect to the conduct of executive officers or directors, we will publicly disclose such waivers as required by applicable law.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the 2005 Proxy Statement under the headings “Executive Compensation” and “Stock Performance Graph” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth in the 2005 Proxy Statement under the headings “Common Stock Ownership by Management and Other Stockholders” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the 2005 Proxy Statement under the caption “Certain Transactions with Management” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth in the 2005 Proxy Statement under the caption “Fees Billed by Independent Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page
(a) The following documents are included as part of this Form 10-K:

1.	Financial Statements:
	Reports of Grant Thornton LLP	40
	Report of KPMG LLP	42
	Consolidated Financial Statements:
	Balance Sheets at December 31, 2004 and 2003	43
	Statements of Operations for each of the three years in the period ended December 31, 2004	45
	Statements of Stockholders’ Equity and Comprehensive loss for each of the three years in the period ended December 31, 2004	46
	Statements of Cash Flows for each of the three years in the period ended December 31, 2004	47
	Notes to Consolidated Financial Statements	48
2.	Financial Statement Schedules for each of the three years in the period ended December 31, 2004
	Schedule II—Valuation and Qualifying Accounts	72

3.	Exhibits:

2.1	Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among Advanced Energy Industries, Inc., Warpspeed, Inc. and RF Power Products, Inc.(1)

2.2	Stock Purchase Agreement dated November 16, 2001, by and among Advanced Energy Industries, Inc., Advanced Energy Japan K.K., Aera Japan Limited and Certain Stockholders of Aera Japan Limited.(2)

2.3	Amendment No. 1 to Stock Purchase Agreement, dated December 25, 2001, by and among Advanced Energy Industries, Inc., Advanced Energy Japan K.K., Aera Japan Limited and Certain Stockholders of Aera Japan Limited.(3)

2.4	Forms of Minority Stock Purchase Agreement.(3)

3.1	Restated Certificate of Incorporation, as amended.(13)

3.2	By-laws.(4)

4.1	Form of Specimen Certificate for Common Stock.(4)

4.2	Indenture dated November 1, 1999, by and between State Street Bank and Trust Company of California, N.A., as trustee, and Advanced Energy Industries, Inc. (including form of 5 1/4% Convertible Subordinated Note due 2006).(5)

4.3	Indenture dated August 27, 2001, by and between State Street Bank and Trust Company of California, N.A., as trustee, and Advanced Energy Industries, Inc. (including form of 5.00% Convertible Subordinated Note due September 1, 2006).(6)

4.4	Registration Rights Agreement, dated as of August 22, 2001, by and between Advanced Energy Industries, Inc., and Goldman, Sachs and Co.(6)

4.5	The Registrant hereby agrees to furnish to the SEC, upon request, a copy of the instruments which define the rights of holders of long-term debt of Advanced Energy Industries, Inc. None of such instruments not included as exhibits herein represents long-term debt in excess of 10% of the consolidated total assets of Advanced Energy Industries, Inc.

10.1	Loan and Security Agreement dated May 8, 2004, by and among Silicon Valley Bank, as a bank, and Advanced Energy Industries, Inc., as borrower.(15)

10.2	Lease, dated June 12, 1984, amended June 11, 1992, by and between Prospect Park East Partnership and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(4)

10.3	Lease, dated March 14, 1994, as amended, by and between Sharp Point Properties, L.L.C., and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(4)

10.4	Lease, dated May 19, 1995, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(4)

10.5	Form of Indemnification Agreement.(4)

10.6	1995 Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.7	1995 Non-Employee Directors’ Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.8	2003 Stock Option Plan.(13)*

10.9	Amendment No. 1 to 2003 Stock Option Plan, dated January 31, 2005.(16)*

10.10	Restricted Stock Unit Agreement pursuant to the 2003 Stock Option Plan.(16)*

10.11	Stock Option Agreement pursuant to the 2003 Stock Option Plan.(16)*

10.12	2003 Non-Employee Directors’ Stock Option Plan.(13)*

10.13	2001 Employee Stock Option Plan.(13)*

10.14	2002 Employee Stock Option Plan.(13)*

10.15	Lease dated March 20, 2000, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(8)

10.16	Agreement and Plan of Reorganization, dated April 5, 2000, by and among Advanced Energy Industries, Inc., Noah Holdings, Inc. and AE Cal Merger Sub, Inc.(9)

10.17	Escrow and Indemnity Agreement, dated April 5, 2000, by and among Advanced Energy Industries, Inc., the former stockholders of Noah Holdings, Inc. and Commercial Escrow Services, Inc.(9)

10.18	Agreement and Plan of Reorganization, dated July 21, 2000, by and among Advanced Energy Industries, Inc., Mercury Merger Corporation, Sekidenko, Inc. and Dr. Ray R. Dils.(10)

10.19	Agreement and Plan of Reorganization, dated July 6, 2000, amended and restated as of October 20, 2000, by and among Advanced Energy Industries, Inc., Flow Acquisition Corporation, and Engineering Measurements Company.(11)

10.20	License Agreement, dated January 3, 2003, by and among Advanced Energy Industries, Inc., and APJeT, Inc.(12)

10.21	Lease dated January 16, 2003, by and between China Great Wall Computer Shenzhen Co., Ltd., Great Wall Limited and Advanced Energy Industries (Shenzhen) Co., Ltd., for a building located in Shenzhen, China.(14)

10.22	Non-employee Director Compensation summary *

10.23	Executive Change in Control Severance Agreement

21.1	Subsidiaries of Advanced Energy Industries, Inc.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature pages to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-26966), filed August 7, 1998.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-72748), filed February 8, 2002, as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 1, 2002.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-26966), filed March 20, 2000.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed September 10, 2001.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26966), filed May 9, 2001.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26966), filed March 27, 2001.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37378), filed May 19, 2000.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26966), filed August 4, 2000.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26966), filed October 30, 2000.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-26966), filed March 27, 2003.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-26966), filed February 24, 2004.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-26966), filed August 9, 2004.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 3, 2005.

*	Compensation Plan

+	Confidential treatment has been granted for portions of this agreement.

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

Signatures	Title	Date
/s/ Douglas S. Schatz	Chief Executive Officer, President	March 30, 2005
Douglas S. Schatz	and Chairman of the Board (Principal Executive Officer)

/s/ Michael El-Hillow Michael El-Hillow	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005

/s/ Richard P. Beck	Director	March 30, 2005

Richard P. Beck

/s/ Hans-Georg Betz	Director	March 30, 2005

Hans-Georg Betz

/s/ Robert L. Bratter	Director	March 30, 2005

Robert L. Bratter

/s/ Joseph R. Bronson	Director	March 30, 2005

Joseph R. Bronson

/s/ Arthur A. Noeth	Director	March 30, 2005
Arthur A. Noeth

/s/ Barry Z. Posner	Director	March 30, 2005

Barry Z. Posner

/s/ Elwood Spedden	Director	March 30, 2005

Elwood Spedden

/s/ Gerald M. Starek	Director	March 30, 2005

Gerald M. Starek

INDEX TO EXHIBITS

2.1	Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among Advanced Energy Industries, Inc., Warpspeed, Inc. and RF Power Products, Inc.(1)

2.2	Stock Purchase Agreement dated November 16, 2001, by and among Advanced Energy Industries, Inc., Advanced Energy Japan K.K., Aera Japan Limited and Certain Stockholders of Aera Japan Limited.(2)

2.3	Amendment No. 1 to Stock Purchase Agreement, dated December 25, 2001, by and among Advanced Energy Industries, Inc., Advanced Energy Japan K.K., Aera Japan Limited and Certain Stockholders of Aera Japan Limited.(3)

2.4	Forms of Minority Stock Purchase Agreement.(3)

3.1	Restated Certificate of Incorporation, as amended.(13)

3.2	By-laws.(4)

4.1	Form of Specimen Certificate for Common Stock.(4)

4.2	Indenture dated November 1, 1999, by and between State Street Bank and Trust Company of California, N.A., as trustee, and Advanced Energy Industries, Inc. (including form of 5 1/4% Convertible Subordinated Note due 2006).(5)

4.3	Indenture dated August 27, 2001, by and between State Street Bank and Trust Company of California, N.A., as trustee, and Advanced Energy Industries, Inc. (including form of 5.00% Convertible Subordinated Note due September 1, 2006).(6)

4.4	Registration Rights Agreement, dated as of August 22, 2001, by and between Advanced Energy Industries, Inc., and Goldman, Sachs and Co.(6)

4.5	The Registrant hereby agrees to furnish to the SEC, upon request, a copy of the instruments which define the rights of holders of long-term debt of Advanced Energy Industries, Inc. None of such instruments not included as exhibits herein represents long-term debt in excess of 10% of the consolidated total assets of Advanced Energy Industries, Inc.

10.1	Loan and Security Agreement dated May 8, 2004, by and among Silicon Valley Bank, as a bank, and Advanced Energy Industries, Inc., as borrower.(15)

10.2	Lease, dated June 12, 1984, amended June 11, 1992, by and between Prospect Park East Partnership and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(4)

10.3	Lease, dated March 14, 1994, as amended, by and between Sharp Point Properties, L.L.C., and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(4)

10.4	Lease, dated May 19, 1995, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(4)

10.5	Form of Indemnification Agreement.(4)

10.6	1995 Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.7	1995 Non-Employee Directors’ Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.8	2003 Stock Option Plan.(13)*

10.9	Amendment No. 1 to 2003 Stock Option Plan, dated January 31, 2005.(16)*

10.10	Restricted Stock Unit Agreement pursuant to the 2003 Stock Option Plan.(16)*

10.11	Stock Option Agreement pursuant to the 2003 Stock Option Plan.(16)*

10.12	2003 Non-Employee Directors’ Stock Option Plan.(13)*

10.13	2001 Employee Stock Option Plan.(13)*

10.14	2002 Employee Stock Option Plan.(13)*

10.15	Lease dated March 20, 2000, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(8)

10.16	Agreement and Plan of Reorganization, dated April 5, 2000, by and among Advanced Energy Industries, Inc., Noah Holdings, Inc. and AE Cal Merger Sub, Inc.(9)

10.17	Escrow and Indemnity Agreement, dated April 5, 2000, by and among Advanced Energy Industries, Inc., the former stockholders of Noah Holdings, Inc. and Commercial Escrow Services, Inc.(9)

10.18	Agreement and Plan of Reorganization, dated July 21, 2000, by and among Advanced Energy Industries, Inc., Mercury Merger Corporation, Sekidenko, Inc. and Dr. Ray R. Dils.(10)

10.19	Agreement and Plan of Reorganization, dated July 6, 2000, amended and restated as of October 20, 2000, by and among Advanced Energy Industries, Inc., Flow Acquisition Corporation, and Engineering Measurements Company.(11)

10.20	License Agreement, dated January 3, 2003, by and among Advanced Energy Industries, Inc., and APJeT, Inc.(12)

10.21	Lease dated January 16, 2003, by and between China Great Wall Computer Shenzhen Co., Ltd., Great Wall Limited and Advanced Energy Industries (Shenzhen) Co., Ltd., for a building located in Shenzhen, China.(14)

10.22	Non-employee Director Compensation summary *

10.23	Executive change in Control Severance Agreement

21.1	Subsidiaries of Advanced Energy Industries, Inc.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature pages to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-26966), filed August 7, 1998.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-72748), filed February 8, 2002, as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 1, 2002.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-26966), filed March 20, 2000.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed September 10, 2001.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26966), filed May 9, 2001.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26966), filed March 27, 2001.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37378), filed May 19, 2000.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26966), filed August 4, 2000.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26966), filed October 30, 2000.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-26966), filed March 27, 2003.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-26966), filed February 24, 2004.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-26966), filed August 9, 2004.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 3, 2005.

*	Compensation Plan

+	Confidential treatment has been granted for portions of this agreement.