Form 10-Q
period 2005-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2005-05-06
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

As of April 29, 2005, there were 32,790,950 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$51,366	$38,404
Marketable securities	70,016	69,578
Accounts receivable, net	69,852	72,053
Inventories, net	66,168	73,224
Other current assets	3,546	6,140

Total current assets	260,948	259,399

PROPERTY AND EQUIPMENT, net	43,802	44,746

OTHER ASSETS:
Deposits and other	6,789	6,468
Goodwill	65,299	68,276
Other intangible assets, net	10,910	12,032
Customer service equipment, net	3,359	2,968
Deferred debt issuance costs, net	1,811	2,086

Total assets	$392,918	$395,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$24,368	$17,683
Accrued payroll and employee benefits	7,978	7,788
Other accrued expenses	15,537	20,165
Customer deposits and deferred revenue	1,239	662
Senior borrowings and capital leases, current portion	3,067	3,726
Accrued interest payable on convertible subordinated notes	1,810	2,460

Total current liabilities	53,999	52,484

LONG-TERM LIABILITIES:
Senior borrowings and capital leases, net of current portion	3,960	4,679
Deferred income tax liabilities, net	1,656	3,709
Convertible subordinated notes payable	187,718	187,718
Other long-term liabilities	2,250	2,407

Total liabilities	249,583	250,997

Commitments and contingencies

STOCKHOLDERS’ EQUITY	143,335	144,978

Total liabilities and stockholders’ equity	$392,918	$395,975

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
SALES	$86,140	$104,487
COST OF SALES	57,065	66,073

Gross profit	29,075	38,414

OPERATING EXPENSES:
Research and development	11,015	13,410
Selling, general and administrative	13,448	14,974
Restructuring charges	1,262	220

Total operating expenses	25,725	28,604

INCOME FROM OPERATIONS	3,350	9,810

OTHER INCOME (EXPENSE):
Interest income	641	429
Interest expense	(2,790)	(2,788)
Foreign currency gain	83	101
Other (expense) income, net	(21)	1,103

	(2,087)	(1,155)

Income before income taxes	1,263	8,655
PROVISION FOR INCOME TAXES	(529)	(1,731)

NET INCOME	$734	$6,924

BASIC EARNINGS PER SHARE	$0.02	$0.21

DILUTED EARNINGS PER SHARE	$0.02	$0.21

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,755	32,581

DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,878	33,593

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$734	$6,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation and amortization	4,577	4,821
Amortization of deferred debt issuance costs	275	275
Amortization of deferred compensation	56	60
Provision for deferred income taxes	726	856
Loss on disposal of property and equipment	—	187
Gain on sale of Noah chiller assets	—	(404)
Gain on sale of marketable security investment	—	(703)
Changes in operating assets and liabilities —
Accounts receivable, net	934	(16,922)
Inventories, net	6,233	(7,106)
Other current assets	2,184	1,634
Deposits and other	199	412
Demonstration and customer service equipment, net	(1,104)	(863)
Trade accounts payable	7,057	9,679
Accrued payroll and employee benefits	210	1,394
Customer deposits and other accrued expenses	(3,045)	(6,524)
Income taxes payable/receivable, net	(896)	1,936

Net changes in operating assets and liabilities	11,772	(16,360)

Net cash provided by (used in) operating activities	18,140	(4,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities transactions, net	(438)	9,746
Proceeds from sale of assets	—	2,088
Purchase of property and equipment	(2,917)	(3,831)

Net cash (used in) provided by investing activities	(3,355)	8,003

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior borrowings and capital lease obligations	(1,182)	(1,962)
Proceeds from common stock transactions	131	374

Net cash used in financing activities	(1,051)	(1,588)

EFFECT OF CURRENCY TRANSLATION ON CASH	(772)	403

INCREASE IN CASH AND CASH EQUIVALENTS	12,962	2,474
CASH AND CASH EQUIVALENTS, beginning of period	38,404	41,522

CASH AND CASH EQUIVALENTS, end of period	$51,366	$43,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,165	$3,112

Cash paid for (received from) income taxes, net	$853	$(1,169)

Assets sold for note receivable	$—	$1,912

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments, consisting of only normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at March 31, 2005 and December 31, 2004, and the results of their operations and cash flows for the three-month periods ended March 31, 2005 and 2004.

     The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005.

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

     NEW ACCOUNTING PRONOUNCEMENTS — In December 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as SFAS No. 123(R), “Share Based Compensation.” This statement replaces SFAS No. 123, amends SFAS No. 95, “Statement of Cash Flows”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all share-based awards granted, and to awards modified, repurchased or cancelled after the required effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, adjusted for expected forfeitures. Additionally, SFAS No. 123(R) will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. SFAS No. 123(R) will be effective for the first annual period beginning after June 15, 2005, which is the Company’s fiscal year beginning January 1, 2006. The Company anticipates adopting the provisions of SFAS No. 123(R) using a modified prospective application. This statement may have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense in the consolidated statement of operations rather than disclose the impact within its notes to the consolidated financial statements.

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

     REVENUE RECOGNITION — The Company’s standard shipping term is freight on board (“FOB”) shipping point, for which revenue is recognized upon shipment of its products, at which time title passes to the customer, the price is fixed and collectability is reasonably assured. For certain customers, the Company has FOB destination terms, for which revenue is recognized upon receipt of the products by the customer, at which time title passes to the customer, the price is fixed and collectability is reasonably assured. Generally, the Company does not have obligations to its customers after its products are shipped under FOB shipping point terms or after its products are received by the customer under FOB destination terms, other than pursuant to warranty obligations. In limited instances, the Company provides installation of its products. In accordance with Emerging Issues Task Force (“EITF”) Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables”, the Company allocates revenue based on the fair value of the delivered item, generally the product, and the undelivered item, installation, based on their respective fair values. Revenue related to the undelivered item is deferred until the services have been completed. In certain limited instances, some of the Company’s customers have negotiated product acceptance provisions relative to specific orders. Under these circumstances, the Company defers revenue recognition until the related acceptance provisions have been satisfied. Revenue deferrals are reported as customer deposits and deferred revenue in the condensed consolidated balance sheets.

     In certain instances, the Company requires its customers to pay for a portion or all of their purchases prior to the Company building or shipping these products. Cash payments received prior to shipment are recorded as customer deposits and deferred revenue in the condensed consolidated balance sheets, and then recognized as revenue as appropriate based upon the shipping terms of the products. The Company does not offer price protections to its customers or allow returns, unless covered by its normal policy for repair of defective products.

     WARRANTY POLICY — The Company offers warranty coverage for its products for periods typically ranging from 12 to 24 months after shipment. The Company estimates the anticipated costs of repairing products under warranty based on the historical or expected cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated quarterly, at a minimum, in light of actual experience and, when appropriate, the accruals are adjusted. The Company’s determination of the appropriate level of warranty accrual is subjective and based on estimates. The industries in which the Company operates are subject to rapid technological change and, as a result, the Company periodically introduces newer, more complex products, which tend to result in increased warranty costs. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the condensed consolidated statements of operations. The following summarizes the activity in the Company’s warranty reserves during the first three months of 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Balance at beginning of period	$6,791	$6,612
Additions charged to expense	3,047	2,320
Deductions	(3,157)	(2,421)

Balance at end of period	$6,681	$6,511

     STOCK-BASED COMPENSATION — At March 31, 2005, the Company had three active stock-based compensation plans, which are more fully described in Note 18 of the Company’s Form 10-K for the year ended December 31, 2004. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. APB Opinion No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. With the exception of certain options granted in 1999 and 2000 by a shareholder of Sekidenko, Inc., prior to its acquisition by the Company, all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation cost is reflected in the Company’s net income. The Company records compensation expense related to the grants of restricted stock units, over the period the units vest, typically four years. Had compensation cost for the Company’s plans been determined consistent with the fair value-based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have decreased to the following adjusted amounts:

(in thousands, except per share data)	Three Months Ended March 31,
	2005	2004
Net income (loss):
As reported	$734	$6,924
Adjustment for stock-based compensation determined under fair value-based method for all awards (a), (b)	(1,934)	(2,786)
Less: Compensation expense recognized in net income (a)	56	60

As adjusted	$(1,144)	$4,198

Basic earnings (loss) per share:
As reported	$0.02	$0.21
As adjusted	$(0.03)	$0.13
Diluted earnings (loss) per share:
As reported	$0.02	$0.21
As adjusted	$(0.03)	$0.12

(a)	Compensation expense in 2005 and 2004 is presented prior to income tax effects due to the Company fully reserving against the related deferred tax asset.

(b)	Cumulative compensation cost recognized with respect to options that are forfeited prior to vesting is reflected as a reduction of compensation expense in the period of forfeiture. Compensation expense related to awards granted under the Company’s employee stock purchase plan is estimated until the period in which settlement occurs, as the number of shares of common stock awarded and the purchase price are not known until settlement.

     For SFAS No. 123 purposes, the fair value of each option grant and purchase right granted under the Employee Stock Purchase Plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004
OPTIONS:
Risk-free interest rates	3.43%	3.07%
Expected dividend yield rates	0.0%	0.0%
Expected lives	2.9 years	2.9 years
Expected volatility	71.57%	76.47%

ESPP:
Risk-free interest rates	2.40%	1.01%
Expected dividend yield rates	0.0%	0.0%
Expected lives	0.5 years	0.5 years
Expected volatility	62.48%	61.57%

     Based on the Black-Scholes option pricing model, the weighted-average estimated fair value of employee stock option grants was $3.47 and $11.32 for the three-month periods ended March 31, 2005 and 2004, respectively. The weighted-average estimated fair value of purchase rights granted under the ESPP was $2.84 and $9.10 for the three-month periods ended March 31, 2005 and 2004, respectively.

     The total fair value of options granted was computed to be approximately $916,000 and $5.4 million for the three-month periods ended March 31, 2005 and 2004, respectively. These amounts are amortized ratably over the vesting period of the options for the purpose of calculating the pro forma disclosure above. The number of stock options exercised during the three-month periods ended March 31, 2005 and 2004 was approximately 15,000 and 26,000, respectively, at a weighted average exercise price per share of $7.89 and $13.91, respectively.

     The Company granted approximately 227,000 restricted stock units to certain employees during the three-month period ended March 31, 2005. The Company did not grant any restricted stock units in 2004. Upon granting of these units, deferred compensation representing an estimate of the units expected to vest at the market value at the date of grant is recorded in shareholders’ equity and subsequently amortized over the periods during which the units vest, generally 4 years. Amortization of deferred compensation relating to the restricted stock units of $56,000 was recorded for the three-month period ended March 31, 2005.

     The Company will adopt the provisions of SFAS No. 123(R) as of January 1, 2006, as further discussed under the heading “New Accounting Pronouncements” above. The adoption of this statement may have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense in the consolidated statement of operations rather than disclose the impact within its notes to the consolidated financial statements.

     INCOME TAXES — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. During the third quarter of 2003, the Company recorded valuation allowances against certain of its United States and foreign net deferred tax assets in jurisdictions where the Company has incurred significant losses. Given such experience, the Company’s management could not conclude that it was more likely than not that these net deferred tax assets would be realized. Accordingly, the Company’s management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, was required to place greater weight on the Company’s historical results as compared to projections regarding future taxable income. The

Company will continue to evaluate its valuation allowance on a quarterly basis, and may in the future reverse some portion or all of its valuation allowance and recognize a reduction in income tax expense or increase its valuation allowance for previously unreserved assets and recognize an increase in income tax expense. A portion of the valuation allowance relates to the benefit from stock-based compensation. Any reversal of valuation allowance from this item will be reflected as an increase in additional paid in capital. When recording acquisitions, the Company has recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. Any reversal of valuation allowances recorded in purchase accounting is reflected as a reduction of goodwill in the period of reversal.

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

     Goodwill and certain other intangible assets with indefinite lives are not amortized. Instead, goodwill and other indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. The Company performs the annual test for impairment during the fourth quarter. For the periods presented, the Company does not have any indefinite-lived intangible assets, other than goodwill. Impairment testing is performed in two steps: (i) the Company assesses goodwill for potential impairment by comparing the fair value of its reporting unit with its carrying value, and (ii) if potential impairment is indicated because the reporting unit’s fair value is less than its carrying amount, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

     Finite-lived intangible assets continue to be amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

     RECLASSIFICATIONS — Certain prior period amounts have been reclassified to conform to the current period presentation.

(2) RESTRUCTURING CHARGES

     Restructuring charges include the costs associated with actions taken by the Company primarily in response to downturns in the semiconductor capital equipment industry or to reduce costs and improve operating efficiencies. These charges consist of costs that are incurred to exit an activity or cancel an existing contractual obligation, including the closure of facilities and employee termination related charges.

     The following table summarizes the components of the restructuring charges, the payments and other settlements, and the remaining accrual as of March 31, 2005:

	Employee	Facility	Total
	Severance and	Closure	Restructuring
	Termination Costs	Costs	Charges
	(In thousands)
Accrual balance December 31, 2003	$560	$2,615	$3,175

First quarter 2004 restructuring charge	220	—	220
Second quarter 2004 restructuring charge	187	—	187
Third quarter 2004 restructuring charge	57	31	88
Third quarter 2004 restructuring reversal	(127)	(126)	(253)
Fourth quarter 2004 restructuring charge	3,639	31	3,670

Total net restructuring charges 2004	3,976	(64)	3,912
Payments and other settlements in 2004	(1,243)	(1,430)	(2,673)

Accrual balance December 31, 2004	3,293	1,121	4,414

First quarter 2005 restructuring charge	1,262	—	1,262
Payments and other settlements in 2005	(2,172)	(176)	(2,348)

Accrual balance March 31, 2005	$2,383	$945	$3,328

     For the first three quarters of 2004, the Company recorded restructuring charges totaling $495,000, which primarily consisted of the recognition of expense for involuntary employee termination benefits associated with headcount reductions of approximately 50 employees in the Company’s U.S. operations. All affected employees were terminated prior to the respective quarter ends. Additionally, in the third quarter, the Company reversed $253,000 of previously recorded charges due to variances from the original estimates used to establish the Company’s reserve, consequently, the Company’s restructuring accrual balance for employee severance and termination costs was $0 at September 30, 2004.

     In the fourth quarter of 2004, the Company recorded restructuring charges of $3.7 million, which primarily consisted of employee termination and related costs associated with the involuntary severance of 212 employees, including 60 agency employees, at the Company’s Fort Collins facility. All of such charges relate to separation costs anticipated to be paid to the terminated employees, in cash, by the end of the third quarter of 2005. The need to reduce headcount in Fort Collins resulted primarily from the transfer of a substantial portion of the Company’s manufacturing operations to Shenzhen, China.

     Due to the continuing shift of the Company’s volume manufacturing to Shenzhen, China, the Company recorded restructuring charges of $1.3 million in the first quarter of 2005 related to the involuntary severance of the 212 employees at the Company’s Fort Collins facility (discussed above) and 7 employees in the Company’s European locations. All of such charges relate to separation costs anticipated to be paid to the terminated employees, in cash, by the end of the third quarter of 2005.

(3) MARKETABLE SECURITIES

     Marketable securities consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Commercial paper	$47,538	$43,459
Municipal bonds and notes	18,962	20,332
Institutional money markets	3,516	5,787

Total marketable securities	$70,016	$69,578

     These marketable securities are classified as available-for-sale and are stated at period end market value. The commercial paper consists of high credit quality, short-term preferreds with maturities or reset dates of approximately 120 days.

(4) ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Domestic	$21,280	$16,612
Foreign	43,537	51,047
Allowance for doubtful accounts	(1,007)	(1,049)

Trade accounts receivable, net	63,810	66,610
Other	6,042	5,443

Total accounts receivable, net	$69,852	$72,053

(5) INVENTORIES

     Net inventories consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Parts and raw materials	$47,673	$54,069
Work in process	5,522	4,491
Finished goods	12,973	14,664

Total inventories, net	$66,168	$73,224

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

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consisted of the following as of March 31, 2005:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
	(In thousands, except weighted-average useful life)
Other intangible assets:
Technology-based	$7,304	$1,598	$(5,640)	$3,262	6
Contract-based	1,200	221	(1,398)	23	4
Trademarks and other	8,500	2,249	(3,124)	7,625	17

Total other intangible assets	17,004	4,068	(10,162)	10,910	11

Goodwill	54,040	11,259	—	65,299

Total goodwill and other intangible assets	$71,044	$15,327	$(10,162)	$76,209

     Goodwill and other intangible assets consisted of the following as of December 31, 2004:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
	(In thousands, except weighted-average useful life)
Other intangible assets:
Technology-based	$7,304	$1,741	$(5,290)	$3,755	6
Contract-based	1,200	222	(1,386)	36	4
Trademarks and other	8,500	2,689	(2,948)	8,241	17

Total other intangible assets	17,004	4,652	(9,624)	12,032	11

Goodwill	55,104	13,172	—	68,276

Total goodwill and other intangible assets	$72,108	$17,824	$(9,624)	$80,308

     When recording acquisitions, we have recorded income tax valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. During the first quarter of 2005, approximately $1.1 million of valuation allowance established in purchase accounting was reversed, with a corresponding reduction in goodwill.

     Aggregate amortization expense related to other intangibles for the three-month periods ended March 31, 2005 and 2004 was $547,000 and $1.2 million, respectively. Estimated amortization expense related to the Company’s acquired intangibles fluctuates with changes in foreign currency exchange rates between the U.S. dollar and the Japanese yen and the euro. Estimated amortization expense related to acquired intangibles for each of the five years 2005 through 2009 is as follows:

Estimated
Amortization
Expense
(in thousands)
2005	$2,173
2006	2,016
2007	1,009
2008	876
2009	474

(7) STOCKHOLDERS’ EQUITY

     Stockholders’ equity consisted of the following:

	March 31,	December 31,
(In thousands, except par value)	2005	2004
Common stock, $0.001 par value, 70,000 shares authorized, 32,775 and 32,760 shares issued and outstanding, respectively	$33	$33
Additional paid-in capital	145,971	144,500
Retained deficit	(12,061)	(12,795)
Deferred compensation	(1,284)	—
Unrealized holding gains on available-for-sale securities, net of tax	1,425	1,051
Cumulative translation adjustments, net of tax	9,251	12,189

Total stockholders’ equity	$143,335	$144,978

(8) COMPREHENSIVE (LOSS) INCOME

     Comprehensive (loss) income for the Company consists of net income, foreign currency translation adjustments and net unrealized holding gains on available-for-sale marketable securities as presented below (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$734	$6,924
Adjustment to arrive at comprehensive (loss) income, net of taxes:
Unrealized holding gain on available-for-sale marketable securities	374	98
Reclassification adjustment for amounts included in net income related to sales of securities	—	(294)
Cumulative translation adjustments	(2,938)	935

Comprehensive (loss) income	$(1,830)	$7,663

(9) CONVERTIBLE SUBORDINATED NOTES PAYABLE

     The Company has two convertible subordinated notes totaling $187.7 million as follows:

•	Approximately $121.5 million of 5.0% convertible subordinated notes outstanding (“5.0% Notes”). These notes mature September 1, 2006, with interest payable on March 1st and September 1st of each year. At March 31, 2005, approximately $506,000 of interest expense related to the 5.0% Notes was accrued as a current liability.

•	Approximately $66.2 million of 5.25% convertible subordinated notes outstanding (“5.25% Notes”). These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year. At March 31, 2005, approximately $1.3 million of interest expense related to the 5.25% Notes was accrued as a current liability.

(10) COMMITMENTS AND CONTINGENCIES

     The Company has inventory purchase commitments of approximately $3.8 million for the remainder of 2005 and $2.5 million for 2006 of parts, components and subassemblies from various suppliers. These inventory purchase obligations consist of minimum purchase commitments to ensure the Company has an adequate supply of critical components to meet the demand of its customers. The Company believes that these purchase commitments will be consumed in its on-going operations in the respective periods.

     The Company has also committed to advance up to $850,000 to a privately held company in exchange for an exclusive intellectual property license. The amount and timing of this advance is dependent upon the privately held company achieving certain development milestones. As of March 31, 2005, approximately $200,000 has been advanced under this agreement, which was recorded within research and development expense in the condensed consolidated statement of operations.

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

     In April 2003, the Company filed a claim in the United States District Court for the District of Colorado seeking a declaratory ruling that its new plasma source products Xstream™ With Active Matching Network™ (“Xstream products”) are not in violation of U.S. Patents held by MKS Instruments, Inc. (“MKS”). This case was transferred by the Colorado court to the United States District Court for the District of Delaware for consolidation with a patent infringement suit filed in that court by MKS in May 2003, alleging that the Company’s Xstream products infringe five patents held by MKS. On July 23, 2004, a jury returned a verdict of infringement of three MKS patents, which did not stipulate damages. The court has not enjoined the Company from selling the Xstream products. The Company has filed four separate motions to have the verdict set aside based upon defects in the trial. On March 31, 2005, the court ordered the case referred to a Special Master for investigation of the Company’s claims and review of the verdict. Potential liability, if any, resulting from the jury verdict is indeterminable at this time, and therefore no amount has been accrued by the Company in the accompanying condensed consolidated financial statements.

     On June 2, 2004, MKS filed a petition in the District Court in Munich, Germany, alleging infringement by the Company’s Xstream products of a counterpart German patent owned by MKS. On August 4, 2004, this court dismissed MKS’s petition and assessed costs of the proceeding against MKS. MKS refiled an infringement petition in the District Court of Mannheim. On April 8, 2005, the Mannheim court issued a judgment of infringement of MKS’s patent. The judgment did not specify damages, but no liability is anticipated because the accused product has not been made or sold in Germany. A petition for invalidity of MKS’s patent brought by the Company is still pending before the German Federal Patent Court.

     On July 12, 2004, the Company filed a complaint in the United States District Court for the District of Delaware against MKS alleging that MKS’s Astron reactive gas source products infringe Advanced Energy’s U.S. Patent No. 6,046,546. The case was voluntarily dismissed on March 11, 2005 under an agreement that leaves the Company free to refile its claims upon conclusion of MKS’s lawsuit against the Company’s Xstream products.

(11) EARNINGS PER SHARE

     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable, stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive. As of March 31, 2005 and 2004, stock options and restricted stock units totaling approximately 4.5 million and 4.2 million, respectively, were outstanding. Of these amounts, 3.4 million and 1.5 million stock options for the three months ended March 31, 2005 and 2004, respectively, are not included in the computation of diluted earnings per share because the effect of including such options in the computation would be antidilutive. Potential shares of common stock issuable upon conversion of the Company’s convertible subordinated notes payable were 5.4 million at both March 31, 2005 and 2004. For the three months ended March 31, 2005 and 2004, the affect of potential conversion of the Company’s convertible subordinated notes payable was not included in this computation because to do so would be anti-dilutive.

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(In thousands, except per share data)	2005	2004
Earnings per common share
Net income	$734	$6,924
Weighted average common shares outstanding	32,755	32,581

Earnings per common share	$0.02	$0.21

Earnings per common share—assuming dilution
Net income	$734	$6,924
Weighted average common shares outstanding	32,755	32,581
Effect of dilutive securities:
Stock options and restricted stock units	123	1,012
Convertible subordinated debt	—	—

Potentially dilutive common shares	123	1,012

Adjusted weighted average common shares outstanding	32,878	33,593

Earnings per common share—assuming dilution	$0.02	$0.21

(12) FOREIGN OPERATIONS AND MAJOR CUSTOMERS

     The Company has operations in the U.S., Europe and Asia Pacific. The following is a summary of the Company’s operations by region:

	Three Months Ended March 31,
(In thousands)	2005	2004
Sales:
Originated and sold in the U.S.	$44,732	$58,802
Originated in U.S. and sold outside the U.S.	5,802	13,500
Originated in Europe and sold in the U.S.	—	112
Originated in Europe and sold outside the U.S.	7,186	8,512
Originated in Asia Pacific and sold outside the U.S.	28,420	23,561

	$86,140	$104,487

Income (loss) from operations:
U.S.	$(2,115)	$3,182
Europe	203	612
Asia Pacific	5,192	7,386
Intercompany eliminations	70	(1,370)

	$3,350	$9,810

	March 31,	December 31,
(In thousands)	2005	2004
Identifiable assets:
U.S.	$392,612	$411,324
Europe	41,235	43,011
Asia Pacific	279,780	280,351
Intercompany eliminations	(320,709)	(338,711)

	$392,918	$395,975

     Intercompany sales among the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.

     Applied Materials, Inc. is the Company’s largest customer and accounted for 24% and 28% of the Company’s sales for the three months ended March 31, 2005 and 2004, respectively. Ulvac, Inc. accounted for 11% of the Company’s sales for the three months ended March 31, 2005. No other customer accounted for more than 10% of the Company’s sales during these periods.

(13) SUPPLEMENTAL CASH FLOW DISCLOSURES

     In the first quarter of 2004, the Company sold its Noah chiller business to an unrelated third party for $797,000 in cash and a $1.9 million note receivable due March 31, 2009. The note bears interest at 5.0%, payable annually on March 31. The sale included property and equipment with a book value of approximately $300,000, inventory of approximately $1.0 million, goodwill and intangible assets net of accumulated amortization of approximately $900,000, demonstration and customer service equipment of approximately $140,000, and estimated warranty obligations of approximately $140,000. The Company recognized a gain on the sale of $404,000, which has been recorded as other income and expense in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements

     The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. These risks and uncertainties are described below and in other filings we make with the Securities and Exchange Commission, including our annual report on Form 10-K filed on March 31, 2005. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. We assume no obligation to update any forward-looking statements or the reasons why our actual results might differ.

Risk and Uncertainties

     We have $187.7 million of convertible subordinated notes outstanding with maturity dates in the second half of 2006. Our current cash reserves are insufficient to repay this debt in full. We will not be able to internally generate sufficient cash from operations to repay this debt by the maturity dates. Depending upon the price of our stock, refinancing our debt obligations, if possible, may result in dilution of our common shareholders equity. The presence of material weaknesses in our internal controls over financial reporting or the disclaimed opinion on such controls in place as of December 31, 2004 issued by our independent registered public accounting firm may prevent us from refinancing our debt obligations or make it more costly to accomplish.

     We will be required to repay the notes at maturity, unless we can refinance the debt or the noteholders convert their notes into common stock before the maturity dates. Our 5.0% convertible subordinated notes with a principal balance of $121.5 million are due September 1, 2006, and our 5.25% convertible subordinated notes with a principal balance of $66.2 million are due November 15, 2006. Our 5.0% notes are convertible into common stock at $29.83 per share. Our 5.25% notes are convertible into common stock at $49.53 per share. Noteholders will be unlikely to convert their notes unless our stock price rises above the conversion levels of the notes. On April 29, 2005 the closing price of our common stock on the Nasdaq National Market was $10.58 per share.

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

     Our existing revolving credit facility expires in May 2005. Our principal sources of liquidity will be limited to our cash, cash equivalents and marketable securities, unless we are able to extend our credit facility or put a new credit facility in place.

     Although no amount is currently outstanding under our revolving credit facility, and we have not drawn upon such facility since the first quarter of 2001, we rely upon the ability to borrow funds as a principal source of liquidity and to secure letters of credit issued on our behalf from time to time. Advances under our credit facility bear interest at the prime rate (5.75% at April 29, 2005) minus 1%. As of March 31, 2005, we had cash, cash equivalents and marketable securities totaling $121.4 million and current liabilities of $54.0 million. In addition, we have $187.7 million of convertible notes that become due in September 2006 and November 2006, as well as other long-term liabilities. With the exception of the first quarter of 2005 and the second quarter of 2004, we have not generated positive cash flow from operations since 2001. We are negotiating a new revolving credit facility, but might not be able to secure a new facility on terms commercially equal to or more favorable than the terms of our current credit facility, or at all.

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

     Beginning in 2001 and through late 2003, demand for our products from the semiconductor capital equipment industry declined substantially from its peak in 2000, and we incurred significant losses each quarter from the second quarter of 2001 through the fourth quarter of 2003. We experienced two consecutive quarters of strong demand in the first half of 2004, followed by a decline and leveling off of demand in the second half of 2004, which has continued into the first quarter of 2005. Fluctuations in our operating results historically have resulted in corresponding changes in the market prices of our securities. Our operating results are affected by a variety of factors, many of which are beyond our control and difficult to predict. These factors include:

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

     We anticipate purchasing a substantial portion of components for our products from high-quality, low-cost suppliers based in the Pacific Rim (“Tier 1 Asian suppliers”) by the end of 2005 to lower our materials costs and shipping expenses. These components might require us to incur higher than anticipated testing or repairing costs, which would have an adverse effect on our operating results. Customers, including major customers who have strict and extensive requirements, might not accept our products if they contain these lower-priced components. A delay or refusal by our customers to accept such products might require us to continue to purchase higher-priced components from our existing suppliers or might cause us to lose sales to these customers, which would have an adverse effect on our operating results.

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

     MKS Instruments, Inc. (“MKS”) filed a patent infringement suit against us in the United States District Court in Wilmington, Delaware, in May 2003 and a counterpart action in Germany in June 2004, alleging that our Xstream™ With Active Matching Network™ products (“Xstream products”) infringe patents held by MKS. Our Xstream products are reactive gas generators. In July 2004, a jury in the U.S. litigation returned a verdict against us, finding that our Xstream products infringe three MKS patents; however, the court has not enjoined us from selling our Xstream products. On March 31, 2005, the court ordered the case referred to a Special Master for investigation of the Company’s claims and review of the verdict. The German court has issued a judgment of infringement of MKS’s patent, but no liability is anticipated because the accused product has not been made or sold in Germany. A petition for nullity of MKS’s German patent remains pending.

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

     Our ten largest customers accounted for 57% of our total sales in the first quarter of 2005 and 59% in the first quarter of 2004. Our largest customer, Applied Materials, accounted for 24% of our total sales in the first quarter of 2005 and 28% in the first quarter of 2004. Ulvac, Inc. accounted for 11% of our total sales in the first quarter of 2005. No other customer represented greater than 10% of our total sales in either of these periods. The loss of any of our significant customers or a material reduction in any of their purchase orders would significantly harm our business, financial condition and results of operations.

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

     Our sales to customers outside the United States were approximately 48% in the first quarter of 2005 and 43% in the first quarter of 2004. Our success in competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•	Our ability to develop and maintain relationships with suppliers and other local businesses;

•	Compliance with product safety requirements and standards that are different from those of the United States;

•	Variations in enforcement of intellectual property and contract rights in different jurisdictions;

•	Trade restrictions, political instability, disruptions in financial markets and deterioration of economic conditions;

•	The ability to provide sufficient levels of technical support in different locations;

•	Collecting past due accounts receivable from foreign customers; and

•	Changes in tariffs, taxes and foreign currency exchange rates.

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

     Douglas S. Schatz, our President, Chief Executive Officer and Chairman of the Board, notified our Board of Directors on December 30, 2004, of his intent to retire from his executive positions as soon as his successor can be recruited. The search for Mr. Schatz’s successor requires substantial time and attention from our Board of Directors and senior management. The impending retirement of Mr. Schatz also creates uncertainty among our employees, including senior management. If we are unable to identify and recruit an appropriate successor for Mr. Schatz or if we are unable to retain our senior management team during the process, our financial condition and results of operations may be adversely affected.

     Warranty costs on certain products may be in excess of historical experience.

     In recent years, we have experienced higher than expected levels of warranty costs on some products. We have been required to repair, rework and, in some cases, replace these products. Our warranty costs generally increase when we introduce newer, more complex products. We recorded warranty expense of approximately $3.0 million in the first quarter of 2005 and $2.3 million in the first quarter of 2004. These expenses represented approximately 3.5% of our sales in the 2005 period and 2.2% in the 2004 period. If such levels of warranty costs remain higher than expected or increase in the future, our financial condition and results of operations may be adversely affected.

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

     Douglas S. Schatz, our Chief Executive Officer, owned approximately 33% of our common stock outstanding as of April 29, 2005. This stockholding gives Mr. Schatz significant voting power. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to control our business affairs for the foreseeable future in a manner with which our other stockholders may not agree.

     Material weaknesses in our internal control over financial reporting require us to perform additional analyses and pre and post-closing procedures that if not performed effectively may prevent us from reporting our financial results in an accurate and timely manner.

     We have identified the following two material weaknesses in our internal control over financial reporting: (i) a lack of appropriate segregation of duties defined within our enterprise resource planning system, and (ii) the combination of a lack of information system integration and uniformity regarding our Japan operations and a lack of sufficient human resources for proper segregation of duties and oversight in Japan. Management also has identified, and is developing remediation plans to address, certain significant deficiencies and other control deficiencies which our management did not determine to be material weaknesses. In addition, our internal control over financial reporting might not prevent or detect all misstatements, including immaterial misstatements and misstatements created by collusion or fraud.

     In light of these material weaknesses and the inherent limitations of internal control over financial reporting, we perform additional analyses and other pre and post-closing procedures to ensure that our condensed consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. These procedures include monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers. We also vigorously enforce the company policies and code of ethical conduct applicable to our employees, including the obligation to act in good faith and with due care in connection with the reporting of our financial results, which enforcement has included reassignment of duties, terminations of employment and other appropriate measures. If the additional analyses and pre and post-closing procedures are not effective or if actions to remediate these material weaknesses are not successfully implemented or if other material weaknesses are identified in the future, our ability to report our quarterly and annual financial results on a timely and accurate basis could be adversely affected.

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

     We believe that the following critical accounting policies, as discussed in our Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	Valuation of intangible assets

•	Long-lived assets including intangible assets subject to amortization

•	Reserve for excess and obsolete inventory

•	Reserve for warranty

•	Commitments and contingencies

•	Revenue recognition

•	Stock-based compensation

•	Deferred income taxes

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

     We provide solutions to a diversity of markets and geographic regions. However, we are focused on the semiconductor capital equipment industry, which accounted for 53% of our sales in the three-month period ended March 31, 2005 and 66% of our sales in the three-month period ended March 31, 2004. We expect future sales to the semiconductor capital equipment industry to continue to represent 50% to 70% of our total sales, depending upon the strength or weakness of industry cycles.

     In the first quarter of 2005, we generated net income of $734,000 on sales of $86.1 million. In the first quarter of 2004, we generated net income of $6.9 million on sales of $104.5 million. The decline in sales was caused by a decline in demand in the semiconductor capital equipment and data storage industries, partially offset by increased demand in the flat panel display industry.

Results of Operations

   SALES

     The following tables summarize our unaudited net sales and percentages of net sales by customer type for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Semiconductor capital equipment	$46,050	$68,989
Data storage	4,182	8,623
Flat panel display	17,763	10,604
Advanced product applications	18,145	16,271

	$86,140	$104,487

	Three Months Ended March 31,
	2005	2004
Semiconductor capital equipment	53%	66%
Data storage	5	8
Flat panel display	21	10
Advanced product applications	21	16

	100%	100%

     The following tables summarize our unaudited net sales and percentages of net sales by geographic region for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
United States	$44,732	$58,914
Europe	9,072	15,872
Asia Pacific	31,866	29,414
Rest of world	470	287

	$86,140	$104,487

	Three Months Ended March 31,
	2005	2004
United States	52%	57%
Europe	10	15
Asia Pacific	37	28
Rest of world	1	—

	100%	100%

     Sales were $86.1 million in the first quarter of 2005 and $104.5 million in the first quarter of 2004, representing a 17.6% decrease. This decrease is attributed to decreased demand in the semiconductor capital equipment industry and the data storage industry, partially offset by increased demand in the flat panel display industry.

     The semiconductor capital equipment industry is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry decreased by approximately 33% compared to the first quarter of 2004, primarily driven by the softening that the semiconductor and semiconductor capital equipment industries experienced primarily in the second half of 2004 and into 2005. Sales to our largest semiconductor capital equipment customers represented the majority of the decreased sales volume.

     Applied Materials, Inc. is our largest customer and accounted for 24% of our sales for the three months ended March 31, 2005 and 28% of our sales for the three months ended March 31, 2004. Ulvac, Inc. accounted for 11% of our sales for the three months ended March 31, 2005. No other customer accounted for more than 10% of our sales during these periods.

     Our sales to the flat panel display and advanced product applications markets increased by 68% and 12%, respectively, from the first quarter of 2004 to the first quarter of 2005. This growth is primarily attributed to order trends and the general expansion of end customer products including large flat panel displays, liquid crystal displays and applications dependent upon industrial coatings. Sales to the data storage market decreased from 8% of our total sales in the first quarter of 2004 to 5% of our total sales in the first quarter of 2005.

     Looking forward to the remainder of 2005, there is no assurance that our revenue will remain consistent with, or increase from, the levels experienced during the three-month periods ended March 31, 2005. Changes in the macroeconomic environment, semiconductor supply and demand, and other changes that are beyond our control introduce significant uncertainty into our forecasts. Our average selling prices may also decline across all of our markets due to cost reduction initiatives by our major customers.

        GROSS MARGIN

     Our gross margin was 33.8% for the first quarter of 2005 on $86.1 million in sales, compared to gross margin of 36.8% in the first quarter of 2004 on 17.6% higher sales of $104.5 million. The decline from the 2004 period to the 2005 period is primarily due to decreased absorption of overhead offset by an increase in gross margin of approximately 1.7% due primarily to a change in allocation of certain costs from cost of sales to selling, general and administrative expenses.

     While we expect the transition of the majority of our volume manufacturing to Shenzhen, China and our move to Tier 1 Asian suppliers will improve our gross margins in future periods, there are a number of factors that could cause our margins to be negatively impacted, including but not limited to the following:

•	Cost reduction programs initiated by semiconductor manufacturers and semiconductor capital equipment manufacturers that negatively impact our average selling price;

•	Unanticipated costs to comply with our customers’ strict and extensive requirements, especially related to our China transition and move to Tier 1 Asian suppliers;

•	Costs associated with completing the transition of our volume manufacturing to our Shenzhen, China facility, including costs incurred to operate duplicate manufacturing facilities;

•	Costs associated with completing the transition of the Fort Collins manufacturing facility to focus it on new product design and launch programs, integrated services, low volume legacy products, and advanced manufacturing processes;

•	Warranty costs in excess of historical rates and our expectations;

•	Increased levels of excess and obsolete inventory, either due to market conditions, the introduction of new products by our competitors, or our decision to discontinue certain product lines;

•	Under absorption of overhead due to declining sales levels; and

•	Changes in foreign currency exchange rates that might affect our costs.

     Our warranty charges for the three months ended March 31, 2005 and 2004 were approximately $3.0 million and $2.3 million, respectively. These charges represented 3.5% of sales for the three months ended March 31, 2005 and 2.2% of sales for the three months ended March 31, 2004. The percentage increase is primarily due to a new product introduced in 2004 which had a higher than normal failure rate.

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

     Our research and development expenses were $11.0 million and $13.4 million for the three months ended March 31, 2005 and 2004, respectively. This decrease is primarily due to less engineering support needed in connection with our transition of high-volume manufacturing to China and a refocusing of our efforts on the critical platforms that we expect to need in the next five years. As a percentage of sales, research and development expenses represented 12.8% for the three months ended March 31, 2005 and 2004. We expect our 2005 quarterly research and development expenses, in dollar terms, to be in line with the first quarter of 2005.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

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

     Selling, general and administrative (“SG&A”) expenses were $13.4 million for the three months ended March 31, 2005 and were $15.0 million for the three months ended March 31, 2004. This decrease is primarily due to our cost reduction measures and decreased intangible asset amortization expense, partially offset by an increased allocation of certain costs from cost of sales to SG&A expenses. As a percentage of sales, SG&A expenses increased from 14.3% in 2004 to 15.6% in 2005 due primarily to the decreased sales. We expect our 2005 quarterly SG&A expenses, in dollar terms, to be in line with or slightly higher than the first quarter of 2005.

   RESTRUCTURING CHARGES

     In the first quarter of 2004, we recorded restructuring charges of approximately $220,000 primarily consisting of the recognition of expense for involuntary employee termination benefits associated with the headcount reduction in our U.S. operations of 34 employees.

     Associated with the October 21, 2004 announcement that our manufacturing facility in Fort Collins, Colorado will be realigned to focus on new product design and launch programs, integrated services, low volume legacy products, and advanced manufacturing processes, in the first quarter of 2005, we recorded restructuring charges of approximately $1.3 million. This charge primarily relates to involuntary employee termination benefits associated with the previously announced 212 employees at the Fort Collins facility and 7 employees in our European operations. These termination benefits are expected to be paid, in cash, by the end of the third quarter of 2005. The transition of high-volume manufacturing to Shenzhen, China is expected to be completed by the end of 2005.

   OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.

     Interest income was approximately $641,000 in the first quarter of 2005 and $429,000 in the first quarter of 2004. The increase in interest income from the 2004 period to the 2005 period reflects an increase from 1.9% average return on investment in the 2004 period to 3.7% average return in the 2005 period, offset by a 21% decrease in the average invested funds.

     Interest expense consists principally of interest on our convertible subordinated notes, on borrowings under capital lease facilities and senior debt, and amortization of our deferred debt issuance costs, and therefore is not expected to fluctuate significantly. Interest expense was approximately $2.8 million for the first quarter of 2005 and 2004.

     Our foreign subsidiaries’ sales are primarily denominated in currencies other than the U.S. dollar. We recorded net foreign currency gains of $83,000 and $101,000 in the first quarter of 2005 and 2004, respectively.

     Other income was $1.1 million for the first three months of 2004, consisting primarily of the sale of a portion of a marketable equity security for a gain of $703,000 and the sale of our Noah chiller business for a gain of $404,000. Other expense was $21,000 for the first three months of 2005.

   PROVISION FOR INCOME TAXES

     The income tax provision for the first three months of 2005 was $529,000 and represented an effective tax rate of approximately 42%, and relates to taxable income generated in foreign jurisdictions. The income tax provision for the first three months of 2004 was $1.7 million and represented an effective tax rate of approximately 20%, and also relates to taxable income generated in foreign jurisdictions, offset by the partial reversal of previously recorded valuation allowances due to taxable income generated in the U.S. in the first three months of 2004.

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

     When recording acquisitions, we have recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. During the first quarters of 2005 and 2004, approximately $1.1 million of valuation allowance established in purchase accounting was reversed in both periods, with a corresponding reduction in goodwill.

     Due to the valuation allowances we recorded in 2003, and expectations of taxable income in foreign jurisdictions, we expect our 2005 effective tax rate to be approximately 40%, subject to variations in the relative earnings or losses in the tax jurisdictions in which we have operations.

Liquidity and Capital Resources

     At March 31, 2005, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $121.4 million, and a credit facility consisting of a $25 million revolving line of credit, none of which was outstanding at March 31, 2005. Advances under the revolving line of credit would bear interest at the prime rate (5.75% at April 29, 2005) minus 1% and would be due and payable in May 2005. We are currently negotiating the terms of a new credit facility to be available in May 2005, upon the expiration of our current facility. If we draw on our current line of credit, we would be subject to covenants that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends. We were in compliance with all such covenants at March 31, 2005.

     During the first three months of 2005, our cash, cash equivalents and marketable securities increased $13.4 million from $108.0 million at December 31, 2004. At March 31, 2005, the total amount outstanding under our 5.0% Notes and our 5.25% Notes was $187.7 million. In 2006, when our convertible subordinated notes become due, it is possible we may need substantial funds to repay such debt. Our 5.00% convertible subordinated notes with a principal balance of $121.5 million are due September 1, 2006, and our 5.25% convertible subordinated notes with a principal balance of $66.2 million are due November 15, 2006. We will be required to repay the notes at maturity, unless we can refinance the debt or the noteholders convert their notes into common stock before the maturity dates. Noteholders will be unlikely to convert their notes unless our stock price rises above the conversion levels of the notes. Our 5.00% convertible subordinated notes are convertible into common stock at $29.83 per share, and our 5.25% convertible subordinated notes are convertible into common stock at $49.53 per share. At April 29, 2005, the closing price of our common stock on the Nasdaq National Market was $10.58 per share. We therefore do not expect the noteholders to convert their notes prior to maturity. As a result, we are exploring ways to refinance the notes, as well as potential sales of assets that are not critical to our core operations.

     To address our liquidity requirements, we have set a goal to reduce our quarterly operating breakeven point to a level based upon $70 million to $75 million sales, after our transition to China-based manufacturing and to Tier 1 Asian suppliers is complete, which we estimate to occur by the end of 2005. Additionally, we may raise capital through the public or private markets during 2005 by issuing common stock or convertible preferred or debt securities, or a combination thereof. Such proceeds will be used to realign our capital structure and provide liquidity for the next semiconductor capital equipment up-cycle. However, we cannot provide assurance that such sources of liquidity will be available to us on commercially reasonable terms, or at all. Additionally, the presence of material weaknesses in our internal controls over financial reporting or the disclaimed opinion on such controls in place as of December 31, 2004 issued by our independent registered public accounting firm may prevent us from refinancing our debt obligations or make it more costly to accomplish.

     We have historically financed our operations and capital requirements through a combination of cash provided by operations, the issuance of long-term debt and common stock, bank loans, capital lease obligations and operating leases. However, with the exception of the first quarter of 2005 and the second quarter of 2004, we have not generated positive cash flow from operations since 2001.

     We have inventory purchase commitments of approximately $3.8 million for the remainder of 2005 and $2.5 million for 2006 of parts, components and subassemblies from various suppliers. These inventory purchase obligations consist of minimum purchase commitments to ensure we have an adequate supply of critical components to meet the demand of our customers. We believe that these purchase commitments will be consumed in our on-going operations in the respective periods.

     We have also committed to advance up to $850,000 to a privately held company in exchange for an exclusive intellectual property license. The amount and timing of this advance is dependent upon the privately held company achieving certain development milestones. As of March 31, 2005, approximately $200,000 has been advanced under this agreement, which was recorded within research and development expense in the condensed consolidated statement of operations.

     Operating activities provided cash of $18.1 million in the first three months of 2005, reflecting our net income of $734,000 increased by non-cash items of $5.6 million and by net working capital changes of approximately $11.8 million. Non-cash items during this period primarily consisted of the following:

•	Depreciation and amortization of $4.6 million;

•	Amortization of deferred debt issuance costs of $275,000; and

•	Provision for deferred income taxes of $726,000;

     Net working capital changes during the first three months of 2005 provided cash of $11.8 million and primarily consisted of the following:

•	A decrease in inventory of $6.2 million;

•	A decrease in other current assets of $2.2 million;

•	A $7.1 million increase in trade accounts payable; and

•	A $3.0 million decrease in customer deposits and other accrued expenses.

     Operating activities used cash of $4.3 million in the first three months of 2004, reflecting our net income of $6.9 million increased by non-cash items of $5.1 million and offset by net working capital changes of approximately $16.4 million. Non-cash items primarily consisted of the following:

•	Depreciation and amortization of $4.8 million;

•	Provision for deferred income taxes of $856,000;

•	A gain on the sale of a marketable security investment of $703,000; and

•	A gain on the sale of our Noah chiller assets of $404,000.

     Net working capital changes used cash of $16.4 million and primarily consisted of the following:

•	An increase in accounts receivable of $16.9 million;

•	A $7.1 million increase in inventory. Due to the establishment of our China-based manufacturing facility and increased sales orders we built up our inventory level to mitigate the risk of not being able to meet increasing customer demand for our products;

•	A $9.7 million increase in trade accounts payable, which was primarily incurred to finance our inventory purchases; and

•	A $6.5 million decrease in customer deposits and other accrued expenses.

     Any future decline in the industries in which we operate could substantially affect our ability to generate new sales and collect payments from our customers. Additionally, cash will be used for severance payments associated with the reductions in force at the Fort Collins manufacturing facility and other costs associated with the transfer of our high volume manufacturing to our Shenzhen, China facility. We are unable to provide any assurance regarding our future cash flow from operations.

     Investing activities used cash of $3.4 million in the first three months of 2005, which primarily consisted of purchases of property and equipment for $2.9 million. We expect to spend approximately $10 million to $12 million for the purchase of property and equipment during the remainder of 2005. Our planned level of capital expenditures is subject to frequent revisions because our business experiences sudden changes as we move into industry upturns and downturns and expected sales levels change. In addition, changes in foreign currency exchange rates may significantly impact our capital expenditures and depreciation expense recognized in a particular period.

     Investing activities generated cash of $8.0 million in the first three months of 2004 and primarily consisted of the net sale of $9.7 million of marketable securities, proceeds from the sale of our Noah chiller assets of $797,000, and proceeds from the sale of a portion of a marketable security investment of $1.3 million, partially offset by the purchase of property and equipment for $3.8 million.

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

     Financing activities used cash of $1.1 million in the first three months of 2005 primarily due to payments on our senior borrowings and capital lease obligations of $1.2 million. Similarly, financing activities used cash of $1.6 million in the first quarter of 2004, which consisted primarily of payments on our senior borrowings and capital lease obligations of $2.0 million.

     We expect our financing activities to continue to fluctuate in the future. Our payments under capital lease obligations and senior borrowings may also increase in the future if we enter into additional capital lease obligations or change the level of our bank financing. Our estimated payments under capital lease obligations and senior borrowings for the remainder of 2005 are approximately $2.5 million. However, a significant portion of these obligations are held in countries other than the United States; therefore, future foreign currency fluctuations, especially between the U.S. dollar and the yen, could cause significant fluctuations in our estimated 2005 payment obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes in the Company’s exposure to market risk from December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2005, because of the material weaknesses disclosed in our 2004 Annual Report on Form 10-K filed on March 31, 2005, which are discussed below under the heading “Material Weaknesses.”

     In light of these material weaknesses, we perform additional analyses and other pre and post-closing procedures to ensure that our condensed consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. These procedures include monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers. We also vigorously enforce the company policies and code of ethical conduct applicable to our employees, including the obligation to act in good faith and with due care in connection with the reporting of our financial results, which enforcement has included reassignment of duties, terminations of employment and other appropriate measures. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Material Weaknesses

     In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we disclosed a material weakness related to the lack of segregation of duties defined within our enterprise resource planning (“ERP”) system, as certain employees have access in our ERP system to record transactions outside of their assigned job responsibilities. Our ERP system is integrated throughout the organization including material foreign locations, with the exception of the Japan subsidiaries. The ERP system interacts with most of our major processes including manufacturing, payables, receivables and inventory controls. We are in the process of appropriately assigning access within the ERP system on a user-by-user basis and have restricted access to certain users to begin to remedy the segregation of duties concerns; however, this process, as well as the testing of the implementation, was not completed by March 31, 2005. We experienced set backs in the remediation of this weakness due to turnover in our internal audit and information technology departments and a lack of other available resources within the Company to perform the planned implementation and testing on a timely basis. Management continues to conclude that due to the pervasive nature of this issue it is a material weakness. A discussion of management’s remediation plan for this material weakness follows under the heading “Remediation Plan for Material Weaknesses.”

     Management also has identified two significant deficiencies in our Japan operations, that when considered in the aggregate, represent a material weakness. The first significant deficiency relates to the fact that both of our Japan facilities have their own unique information system, neither of which is the corporate ERP system discussed above and both of which have similar segregation of duties issues. We anticipate implementing the corporate ERP system in Japan with stronger controls in place; however, the implementation has been postponed until we complete the manufacturing transition of certain product lines from Japan to China. Individually, we have viewed this situation as a significant deficiency and have established detective controls to compensate for this lack of system integration and uniformity. The second significant deficiency in Japan was caused in the fourth quarter of 2004 by the departure of key management personnel in Japan, creating a lack of sufficient human resources for proper segregation of duties and oversight at the local level. On an interim basis, additional oversight is being provided by management in the United States. Considering these two significant deficiencies in the aggregate, management has concluded that the above constitutes a material weakness. A discussion of management’s remediation plan for this material weakness follows under the heading “Remediation Plan for Material Weaknesses.”

Remediation Plan for Material Weaknesses

     To remediate the material weaknesses described above management has taken the following steps:

•	Recruited and hired an internal audit manager and a staff internal auditor to fill the vacancies left by the departure of our previous internal audit manager and staff during the third and fourth quarters of 2004;

•	Reallocated additional human resources within the Company to the internal audit department until an adequate staff level has been recruited and hired directly for the internal audit department. The increased staffing of this department is focused on the completion of the implementation and testing of appropriate segregation of duties defined within our corporate ERP system;

•	Increased executive management involvement in the details of the remediation project to ensure that appropriate segregation of duties are defined within our corporate ERP system;

•	Assigned a financial manager from our corporate headquarters to Japan on a temporary basis. This manager will be physically present in Japan beginning in the second quarter of 2005; and

•	Developed a plan to implement the corporate ERP system in Japan upon completion of the manufacturing transition.

     These efforts have been continuous since the identification of these weaknesses and are being directly supervised by our Chief Financial Officer to ensure prompt and effective remediation. Management expects that the lack of segregation of duties defined within our ERP system will be remediated in the middle of 2005. Management expects the material weakness in Japan to be remediated upon the consolidation of our two main Japanese locations allowing local management to focus on the single location. The significant deficiency related to the lack of system integration and uniformity in Japan will be addressed by the implementation of the corporate ERP in Japan that will commence upon completion of our manufacturing transition.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 14, 2003, MKS Instruments, Inc. (“MKS”) filed a patent infringement suit against us in the United States District Court in Wilmington, Delaware, alleging that our Xstream™ With Active Matching Network™ products (“Xstream products”) infringe patents held by MKS. On July 23, 2004, a jury returned a verdict against us, finding that our Xstream products infringe three MKS patents. The case has been referred to a Special Master for investigation of the Company’s post-trial claims and review of the verdict. A hearing regarding damages has not been held or scheduled, nor has the court enjoined us from selling our Xstream products.

     On June 2, 2004, as a counterpart to the Delaware litigation described above, MKS filed a petition in the District Court in Munich, Germany, alleging infringement by our Xstream products of a German patent owned by MKS, which is a counterpart patent to one of the patents subject to the Delaware litigation. On August 4, 2004, the German court dismissed MKS’s petition and assessed costs of the proceeding against MKS. MKS has refiled an infringement petition in the district court of Mannheim. On April 8, 2005, the Mannheim court issued a judgment of infringement of MKS’s patent. The judgment did not specify damages, but no liability is anticipated because the accused product has not been made or sold in Germany. A petition for nullity of MKS’s patent is still pending before the German Federal Patent Court.

     On July 12, 2004, we filed a complaint in the United States District Court for the District of Delaware against MKS alleging that MKS’s Astron reactive gas source products infringe our U.S. Patent No. 6,046,546. The case was voluntarily dismissed on March 11, 2005 under an agreement that leaves us free to refile our claims upon conclusion of MKS’s lawsuit against our Xstream products.

     For a description of the material pending legal proceedings to which we are a party, please see our 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibits:

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

Dated: May 5, 2005	ADVANCED ENERGY INDUSTRIES, INC.
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