Form 10-K/A
period 2004-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2005-07-11
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Advanced Energy Industries, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 (which was filed with the Securities and Exchange Commission on March 31, 2005) to (a) include a new report of Grant Thornton LLP, our independent registered public accounting firm, with respect to the Company’s internal control over financial reporting and our management’s assessment of the Company’s internal control over financial reporting, (b) include an updated, unqualified opinion by Grant Thornton LLP on the financial statements included in our Form 10-K relating to the year ended December 31, 2004, and (c) clarify information included under Controls and Procedures (Item 9A), and (d) expand disclosures in Business (Item 1), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the notes to the financial statements included in our Form 10-K (Item 8). No changes have been made to the Company’s consolidated balance sheets and statements of operations, stockholders’ equity and comprehensive loss or cash flows.

For convenience and ease of reference, we are filing the amended 2004 Annual Report in its entirety. This Amendment No. 1 does not reflect events occurring after the original filing of the 2004 Annual Report or modify or update the disclosures therein in any way other than as described above.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-K/A

PART I

ITEM 1. BUSINESS

Overview

     We incorporated in Colorado in 1981 and reincorporated in Delaware in 1995. In 1995, we effected the initial public offering of our Common Stock. Unless the context otherwise requires, as used in this Form 10-K/A, references to “Advanced Energy” refer to Advanced Energy Industries, Inc., and references to “the Company”, “we”, “us” or “our” refer to Advanced Energy and its consolidated subsidiaries. Our executive offices are located at 1625 Sharp Point Drive, Fort Collins, Colorado 80525, and our telephone number is 970-221-4670. Our website address is www.advanced-energy.com. We make available, free of charge on our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after filing such reports with, or furnishing them to, the Securities and Exchange Commission (the “SEC”). Such reports are also available at www.sec.gov.

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

Operating Segment

     We operate and manage our business of manufacturing, marketing and servicing components and subsystems for plasma-based manufacturing processes as one segment. All material operating units qualify for aggregation under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” because all of our products and systems have similar economic characteristics, procurement, production and distribution processes. To report revenues from external customers for each product and service or each group of similar products and services would be impracticable. Since we operate in one segment, all financial segment information required by SFAS No. 131 is found in the accompanying consolidated financial statements. Please refer to Note 15 Foreign Operations and Major Customers, included in Part II, Item 8 of this Form 10-K/A for further discussion regarding our operations.

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

Cautionary Statements – Risk Factors

     This Form 10-K/A includes “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained or incorporated by reference in this Form 10-K/A, other than statements of historical fact, are “forward-looking statements.” For example, statements relating to our beliefs, expectations, plans and projections are forward-looking statements as are statements that specified actions, conditions or circumstances will continue or change. Forward-looking statements involve risks and uncertainties. In some cases, forward-looking statements can be identified by the inclusion of words such as “believe,” “expect,” “plan,” “anticipate,” “estimate” and similar words.

     Some of the forward-looking statements in this Form 10-K/A are expectations or projections relating to:

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

     Beginning in 2001 and through late 2003, demand for our products from the semiconductor capital equipment industry declined substantially from its peak in 2000, and we incurred significant losses each quarter from the second quarter of 2001 through the fourth quarter of 2003. We were able to generate net income of $11.4 million in the first half of 2004 followed by a net loss of $24.1 million in the second half of 2004. Fluctuations in our operating results historically have resulted in corresponding changes in the market prices of our securities. Our operating results are affected by a variety of factors, many of which are beyond our control and difficult to predict. These factors include:

•	Changes in economic conditions in the semiconductor, semiconductor capital equipment and flat panel display industries and other industries in which our customers operate;

•	The timing and nature of orders placed by our customers;

•	The seasonal variations in capital spending by our customers;

•	Changes in customers’ inventory management practices;

•	Customer cancellations of previously placed orders and shipment delays;

•	Pricing competition from our competitors;

•	Customer demands to reduce prices, enhance features, improve reliability, shorten delivery times and extend payment terms;

•	Component shortages or allocations or other factors that change our levels of inventory or substantially increase our spending on inventory or result in manufacturing delays;

•	The introduction of new products by us or our competitors;

•	Declines in macroeconomic conditions;

•	Potential litigation especially regarding intellectual property; and

•	Our exposure to currency exchange rate fluctuations between the several functional currencies in foreign locations in which we have operations. Currently, a 10% adverse change in exchange rates would have approximately a 3% to 4% adverse impact on reported revenues and expenses.

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

ITEM 6. SELECTED FINANCIAL DATA

     The information below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Form 10-K/A in order to fully understand factors that may affect the comparability of the information presented below.

     The selected consolidated statement of operations data for the year ended December 31, 2004, and the related consolidated balance sheet data as of December 31, 2004, was derived from the consolidated financial statements audited by Grant Thornton LLP, Independent Registered Public Accounting Firm. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2002, and the related consolidated balance sheet data as of December 31, 2003, were derived from consolidated financial statements audited by KPMG LLP, Independent Registered Public Accounting Firm. The related audit reports are included in this Form 10-K/A, within Part II, Item 8, “Financial Statements and Supplementary Data.” The selected consolidated statement of operations data for the years ended December 31, 2001 and 2000, and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000, were derived from audited consolidated financial statements not included in this Form 10-K/A.

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

     For a discussion of these and other factors that may impact our realization of our forward-looking statements, see “Cautionary Statements – Risk Factors” within Item 1 of Part I of this Form 10-K/A.

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

GROSS MARGIN

     Our gross margin was 30.3% in 2004, 33.5% in 2003 and 28.8% in 2002. Our gross margins during these years have been adversely affected principally by the following factors:

•	The lower sales base caused in large part by the severe downturn in the semiconductor equipment industry during 2002 and most of 2003, resulted in lower absorption of our fixed costs;

•	Lower average selling prices than anticipated;

•	During our transition of high-volume manufacturing to Shenzhen, China beginning in 2003, we have been required to operate manufacturing facilities in both Shenzhen and Fort Collins to produce the same products, which has required duplicate management, procurement and engineering teams, as well as facilities costs, and the transition has taken longer than initially anticipated;

•	Increased shipping and related costs in 2003 and 2004 for products manufactured in our Shenzhen facility;

•	High demand for two product groups with margins lower than our corporate average;

•	Charges for excess and obsolete inventory were approximately $11.3 million in 2004, $3.0 million in 2003 and $5.8 million in 2002. The 2004 charge was primarily due to changes in our product life-cycle management program, discontinuance of certain products in select markets, the product mix shift from 200mm wafers to 300mm wafers and the expected continued slowdown in the semiconductor industry in the near term. The 2003 and 2002 charges were primarily due to declined sales outlook and a strategic management decision to discontinue certain product offerings. Due to the highly customized nature of our inventory, minimal quantities of reserved inventory are subsequently sold. The reserved inventory is typically disposed when it is determined that no possible future use could arise. If significant, the Company will disclose the impact on gross margin of sales of this inventory in the future; and

•	Warranty costs, particularly with respect to the introduction of new products, were approximately $10.5 million in 2004, $8.1 million in 2003, and $13.2 million in 2002.

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

     Selling, general and administrative (“SG&A”) expenses were $62.4 million in 2004, $54.0 million in 2003 and $66.6 million in 2002. As a percentage of sales, SG&A expenses decreased from 27.9% in 2002 to 20.6% in 2003 and to 15.8% in 2004 due to the increasing sales base and our cost reduction measures, including the closures of certain locations in each year. Partially offsetting the decrease as a percentage of sales from 2003 to 2004, is an increase in selling expense in 2004 of $3.8 million due to a change in accounting estimate related to our demonstration equipment. As a result of this change in estimate, the net book value of demonstration equipment was written-off to SG&A expense.

     Prior to the fourth quarter of 2004, our demonstration equipment program was structured to enable our customers or potential customers to evaluate equipment in order to facilitate sales. Under this program, we amortized our demonstration equipment based on its originally estimated useful life of two years. During the fourth quarter of 2004, we evaluated this program and determined that it was not achieving the desired results, primarily in terms of the ultimate sale of the demonstration equipment. As a result, we shifted our focus from selling the demonstration equipment to utilizing the equipment for achieving design wins with our major customers and significant potential customers, with the demonstration equipment used solely as a sales and marketing tool and with no subsequent efforts to sell the equipment. Based upon these changes, specifically our decision not to expend resources to realize sales value from the demonstration equipment currently in the field, we wrote-off the net book value of the demonstration equipment. We now expense our demonstration equipment to SG&A in the period in which it is given to our customer or potential customer. We do not expect this change to have a material impact on our operating results going forward.

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

  RESTRUCTURING CHARGES

     We recorded restructuring charges totaling $9.1 million in 2002, primarily associated with changes in operations designed to reduce redundancies and better align our mass flow controller business acquired in January 2002 within our operating framework. Our restructuring plans and associated costs consisted of $6.0 million to close and consolidate certain manufacturing facilities, and $3.1 million for related headcount reductions of approximately 223 employees. The remaining facility closing liability is expected to be paid over the remaining lease term expiring at the end of 2006 and is reflected net of expected sublease income of $97,000. Additional charges and cash requirements may be required in the future if the expected sublease income is not realized.

     At the end of 2002, we announced major changes in our operations to occur through 2003. These included establishing the manufacturing location in China; consolidating worldwide sales forces; a move to Tier 1 Asian suppliers; and the intention to close or sell certain facilities. Associated with these changes, we recognized restructuring charges of approximately $4.3 million during 2003. These charges consisted of the recognition of expense for involuntary employee termination benefits for 109 employees in our United States operations; voluntary employee termination benefits, primarily in our Japanese operations for 36 employees; and asset impairments incurred as a result of closing our Longmont, CO manufacturing facilities.

     During 2004, in conjunction with our continuing progress in transitioning our high-volume manufacturing to Shenzhen, China and other cost reduction initiatives, we recorded $3.9 million of restructuring charges, primarily attributable to employee severance and termination costs for 262 employees in the Fort Collins facility. These headcount reductions will be offset, in part, by new hires in the Shenzhen, China facility. Upon completion of the transfer of high-volume manufacturing from Fort Collins to Shenzhen, China, we expect to save approximately $10.0 million to $12.0 million annually in labor and related costs at current production volumes, representing the reduced costs primarily in the U.S. offset by increased costs in China. The expected savings are anticipated to be realized as to approximately $7.0 million in costs of sales, approximately $2.0 million in SG&A and approximately $2.0 million in research and development. Beginning in the first quarter of 2006 and subsequent periods, we expect to begin to fully realize these savings. We expect to pay approximately $3.3 million by the end of the third quarter of 2005 for remaining employee severance and termination costs.

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

     During the fourth quarter of 2004, in conjunction with our financial forecasting for future periods, it was evident that projected cash flows from certain customers of Dressler were substantially below amounts projected at the time of acquisition and in subsequent forecasting periods. The projected cash flows were considered in determining the fair value of certain contract-based and other amortizable intangible assets recorded at acquisition and also in subsequent periods to assess such assets for potential impairment. Due to the decline in projected cash flows, we performed assessments of the carrying values of the related amortizable intangible assets. These assessments consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. We estimated the intangible asset’s fair value through the use of projected cash flows based upon projected revenue streams over the life of the asset, discounted at rates consistent with the risk of the related cash flows. Based on this analysis we determined that the fair values of certain intangible assets were below the respective carrying values, and recorded impairment charges of approximately $2.9 million, which has been reported as an impairment of intangible assets in the accompanying consolidated statement of operations.

     Also during the fourth quarter of 2004, in conjunction with our restructuring plan, employees who were the subject of certain contract-based amortizable intangibles were severed from the Company or their responsibilities were significantly altered. As a result, we performed assessments of the carrying values of the related amortizable intangible assets. These assessments consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. We estimated the intangible asset’s fair value through the use of a lost profits method of determining the fair value, arriving at projected cash flows which were then discounted at rates consistent with the risk of the related cash flows. Based on this analysis we determined that the fair values of certain intangible assets were below the respective carrying values, and recorded impairment charges of approximately $397,000, which has been reported as an impairment of intangible assets in the accompanying consolidated statement of operations.

     During the third quarter of 2003, we determined that one of our mass flow controller products would not conform to changing customer technology requirements, and as such would no longer be accepted by our customers. As a result, we performed an assessment of the carrying value of the related intangible asset. We estimated the intangible asset’s fair value by applying a hypothetical royalty rate to the projected revenue stream and using a cash flow model discounted at rates consistent with the risk of the related cash flows. Based on this analysis we determined that the fair value of the intangible asset was minimal and recorded an impairment charge of approximately $1.2 million, which has also been reported as an impairment of intangible assets in the accompanying consolidated statement of operations.

     In the fourth quarter of 2002, our sales to the semiconductor capital equipment industry declined substantially from the third quarter of 2002. As a result, we determined there would be a significant delay by the semiconductor capital equipment industry in adopting advanced connectivity technology, and due to these industry conditions as well as our future strategic priorities, our relevant intangible assets were likely impaired. We evaluated the carrying amount of certain intangible assets by comparing its estimated future cash flows to its carrying value. This analysis indicated that such assets were impaired and we recorded a charge of $1.9 million for 2002, which has been reflected as impairment of intangible assets in the accompanying consolidated statement of operations.

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

     We had a loss in the fourth quarter of 2004 of $23.0 million. Pretax charges in the fourth quarter included $9.2 million to cost of sales for increased excess and obsolete inventory reserves, $3.8 million to selling, general and administrative for the change in estimate of the useful life of the demonstration equipment (see Note 1 within Part II, Item 8), $3.7 million to restructuring for employee severance and termination costs primarily attributable to the Fort Collins facility (see

Note 3 within Part II, Item 8), $3.3 million to impairment of intangible assets related to certain amortizable intangible assets acquired in conjunction with our purchase of Dressler and Aera (see Note 8 within Part II, Item 8). These items contributed significantly to our fourth quarter 2004 results. We increased our reserve for excess and obsolete inventory in the fourth quarter of 2004 as a result of the fourth quarter strategic management decision to discontinue certain product offerings, the outlook for near term demand, the declining trend in our sales from the second quarter of 2004 to the fourth quarter of 2004, and the expected continued slowdown in the semiconductor industry in the near term.

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

     Please refer to Note 10 Convertible Subordinated Notes Payable, Note 9 Senior Borrowings, Note 14 Commitments And Contingencies and Note 16 Related Party Transactions included in Part II, Item 8 of this Form 10-K/A for further discussion regarding our significant off-balance sheet arrangements, long-term debt and capital lease obligations.

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

Critical Accounting Policies and Estimates

     The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We have evaluated the accounting policies used in the preparation of the consolidated financial statements and related notes under Part II, Item 8 of this Form 10-K/A and believe that our accounting policies are reasonable and appropriate. We believe that the following critical accounting policies, among others, are most critical as they relate to our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Energy Industries, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 6, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of material weaknesses.

/s/ GRANT THORNTON LLP

Denver, Colorado
July 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Advanced Energy Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (included in Item 9A of this Form 10-K/A), that Advanced Energy Industries, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company’s management has identified and included in its assessment two material weaknesses. The first material weakness relates to the lack of segregation of duties within the Company’s enterprise resource planning (ERP) system, as certain employees have ERP system access to record transactions outside of their assigned job responsibilities. The Company’s ERP system is integrated throughout the organization including material foreign locations, with the exception of the Japan locations. The ERP system interacts with most of the Company’s major processes including manufacturing, payables, receivables and inventory controls. This material weakness could result in a material misstatement of annual and interim financial statements that would not be prevented or detected in the normal course of operations. The second material weakness relates to two significant deficiencies in the Company’s Japan operations, that when considered in the aggregate, represents a material weakness. The first significant deficiency relates to each of the two Japan facilities having its own unique information system, as well as a lack of segregation of duties, with certain employees having access in these systems to record transactions outside of their assigned job responsibilities. The second significant deficiency in Japan was the lack of proper segregation of duties and oversight at the local level. This material weakness could result in a material misstatement of the operating results of the Japanese subsidiaries which are included in the Company’s annual and interim financial statements that would not be prevented or detected in the normal course of operations. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated July 6, 2005, on those financial statements.

In our opinion, management’s assessment that Advanced Energy Industries, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Advanced Energy Industries, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended, and our report dated July 6, 2005, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado
July 6, 2005

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

The Company’s current policy is to record selling, general and administrative expense for the demonstration equipment as it is given to our customer or potential customer. Customer service equipment will continue to be amortized over its estimated useful life of two years.

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

     The following table summarizes the components of the restructuring charges, the payments and non-cash charges, and the remaining accrual as of December 31, 2004, 2003 and 2002:

	Employee
	Severance and	Facility	Impairment	Total
	Termination	Closure	of Facility-related	Restructuring
	Costs	Costs	Assets	Charges
	(In thousands)
Accrual balance December 31, 2001	$965	$462	$—	$1,427

Third quarter 2002 restructuring charge	1,033	1,757	430	3,220
Fourth quarter 2002 restructuring charge	2,021	2,201	1,618	5,840

Total restructuring charges 2002	3,054	3,958	2,048	9,060
Payments in 2002	(2,412)	(468)	—	(2,880)
Write-off of facility-related assets in 2002	—	—	(1,618)	(1,618)

Accrual balance December 31, 2002	1,607	3,952	430	5,989

First quarter 2003 restructuring charge	1,509	—	—	1,509
Second quarter 2003 restructuring charge	670	98	—	768
Third quarter 2003 restructuring charge	704	—	307	1,011
Fourth quarter 2003 restructuring charge	994	24	—	1,018

Total restructuring charges 2003	3,877	122	307	4,306
Payments in 2003	(4,924)	(1,459)	—	(6,383)
Write-off of facility-related assets in 2003	—	—	(737)	(737)

Accrual balance December 31, 2003	560	2,615	—	3,175

First quarter 2004 restructuring charge	220	—	—	220
Second quarter 2004 restructuring charge	187	—	—	187
Third quarter 2004 restructuring charge	57	31	—	88
Third quarter 2004 restructuring reversal	(127)	(126)	—	(253)
Fourth quarter 2004 restructuring charge	3,639	31	—	3,670

Total net restructuring charges 2004	3,976	(64)	—	3,912
Payments in 2004	(1,243)	(1,430)	—	(2,673)

Accrual balance December 31, 2004	$3,293	$1,121	$—	$4,414

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

     In the first, second and third quarters of 2004, the Company recorded restructuring charges of $220,000, $187,000 and $88,000, respectively, which primarily consisted of the recognition of expense for involuntary employee termination benefits associated with headcount reductions of approximately 34, 12 and 4 employees, respectively, in the Company’s U.S. operations. All affected employees were terminated prior to the respective quarter ends. Additionally, in the third quarter, the Company reversed $253,000 of previously recorded charges due to variances from the original estimates used to establish the Company’s reserve due to some voluntary employee terminations prior to their agreed upon termination date (no longer meeting the requirements to receive a severance payment) and negotiated lease termination payments below original estimates. As a result of such reversal, the Company’s restructuring accrual balance for employee severance and termination costs was $0 at September 30, 2004.

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

      During the fourth quarter of 2004, in conjunction with our financial forecasting for future periods, it was evident that projected cash flows from certain customers of Dressler were substantially below amounts projected at the time of acquisition and in subsequent forecasting periods. The projected cash flows were considered in determining the fair value of certain contract-based and other amortizable intangible assets recorded at acquisition and also in subsequent periods to assess such assets for potential impairment. Due to the decline in projected cash flows, we performed assessments of the carrying values of the related amortizable intangible assets. These assessments consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. The Company estimated the intangible asset’s fair value through the use of projected cash flows based upon projected revenue streams over the life of the asset, discounted at rates consistent with the risk of the related cash flows. Based on this analysis the Company determined that the fair values of certain intangible assets were below the respective carrying values, and recorded impairment charges of approximately $2.9 million, which has been reported as an impairment of intangible assets in the accompanying consolidated statement of operations.

     Also during the fourth quarter of 2004, in conjunction with the Company’s restructuring plan, employees who were the subject of certain contract-based amortizable intangibles were severed from the Company or their responsibilities were significantly altered. As a result, the Company performed assessments of the carrying values of the related amortizable intangible assets. These assessments consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. The Company estimated the intangible asset’s fair value through the use of a lost profits method of determining the fair value, arriving at projected cash flows which were then discounted at rates consistent with the risk of the related cash flows. Based on this analysis the Company determined that the fair values of certain intangible assets were below the respective carrying values, and recorded impairment charges of approximately $397,000, which has been reported as an impairment of intangible assets in the accompanying consolidated statement of operations.

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

     In the fourth quarter of 2002, the Company’s sales to the semiconductor capital equipment industry declined substantially from the third quarter of 2002. As a result, we determined there would be a significant delay by the semiconductor capital equipment industry in adopting advanced connectivity technology, and due to these industry conditions as well as our future strategic priorities, our relevant intangible assets were likely impaired. We evaluated the carrying amount of certain intangible assets by comparing its estimated future cash flows to its carrying value. This analysis indicated that such assets were impaired and we recorded a charge of $1.9 million for 2002, which has been reflected as impairment of intangible assets in the accompanying consolidated statement of operations.

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

$32,147

(15) FOREIGN OPERATIONS AND MAJOR CUSTOMERS

     The Company has operations in the United States, Europe and Asia. The following is a summary of the Company’s operations by region:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Sales (1):
Originating in U.S. and sold to domestic customers	$207,279	$124,128	$141,637
Originating in U.S. and sold to foreign customers	42,407	35,509	24,607
Originating in Europe and sold to domestic customers	115	57	2,108
Originating in Europe and sold to foreign customers	36,151	24,492	18,672
Originating in Asia Pacific and sold to domestic customers	608	—	—
Originating in Asia Pacific and sold to foreign customers	108,745	78,216	51,874

	$395,305	$262,402	$238,898

Loss from operations:
United States	$(13,603)	$(27,639)	$(57,305)
Europe	(1,540)	559	(725)
Asia	13,508	4,811	1,865
Intercompany eliminations	91	(863)	(5,820)

	$(1,544)	$(23,132)	$(61,985)

Long-lived assets:
United States	$25,266	$28,305
Europe	2,102	1,502
Asia	21,422	20,040

	$48,790	$49,847

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.

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

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company’s financial instruments include cash, trade receivables, trade payables, marketable securities, short-term and long-term debt, and foreign currency forward exchange contracts (see Note 17). The fair values of cash, trade receivables, trade payables and short-term debt approximate the carrying values due to the short-term nature of these instruments. Marketable securities are stated at fair value (see Notes 1 and 4). At December 31, 2004 and 2003, the carrying value of long-term debt was $195.4 million and $201.7 million, respectively. The carrying value of senior borrowings approximates their fair value due to the variable interest rates associated with the borrowings. At December 31, 2004, the estimated fair value of the Company’s 5.25% convertible subordinated notes that are due November 15, 2006 was approximately $64.6 million, compared to a book value of $66.2 million. At December 31, 2004, the estimated fair value of the Company’s 5.00% convertible subordinated notes that are due September 1, 2006 was approximately $115.1 million, compared to a book value of $121.5 million. The fair values of the Company’s convertible subordinated notes are based upon quoted market prices. The Company believes that the risk of default on such notes has been inherently factored into such prices.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 16, 2004, the Audit and Finance Committee of the Board of Directors dismissed KPMG LLP as our independent accountants, and on the subsequent day, August 17, 2004 appointed Grant Thornton LLP (“Grant Thornton”) as the independent accountants to audit our financial statements for our fiscal year ended December 31, 2004. We filed a Current Report on Form 8-K on August 20, 2004 and an amendment to the Form 8-K on August 23, 2004 disclosing this change in our independent accountants.

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

     In light of these material weaknesses, the Company performs additional analyses and other pre- and post-closing procedures to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. These procedures include monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-K/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

     In our report on Form 10-Q for the quarter ended September 30, 2004, the Company disclosed a material weakness related to the lack of segregation of duties defined within the Company’s enterprise resource planning (“ERP”) system, as certain employees have access in our ERP system to record transactions outside of their assigned job responsibilities. The Company’s ERP system is integrated throughout the organization including material foreign locations with the exception of the Japan locations. The ERP system interacts with most of the Company’s major processes including manufacturing, payables, receivables and inventory controls. During the fourth quarter, the Company began the process of appropriately assigning access within the ERP system on a user-by-user basis and has restricted access to certain users to begin to remedy the segregation of duties concerns; however, this process, as well as the testing of the implementation, was not completed by December 31, 2004. During the fourth quarter of 2004, we experienced set backs in the remediation of this weakness due to turnover in our internal audit and information technology departments and a lack of other available resources within the Company to perform the planned implementation and testing on a timely basis. As our remediation was not completed by December 31, 2004, and although the Company believes that sufficient measures were taken at year-end to identify any material error that could have resulted from the lack of segregation of duties defined within our ERP system, management continues to conclude that due to the pervasive nature of this issue it is a material weakness. A discussion of management’s remediation plan for this material weakness follows under the heading “Remediation Plan for Material Weaknesses.”

     Management has also identified two significant deficiencies in its Japan operations, that when considered in the aggregate represent a material weakness. The first significant deficiency relates to the fact that each of our two Japan facilities has its own unique information system, neither of which is the corporate ERP system discussed above and both of which have similar segregation of duties issues. The Company anticipates implementing the corporate ERP system in Japan with stronger controls in place; however, the implementation has been postponed until we complete the manufacturing transition of certain product lines from Japan to China. Individually, the Company has viewed this situation as a significant deficiency and established detective controls to compensate for this lack of system integration and uniformity. The second significant deficiency in Japan is the lack of sufficient human resources for proper segregation of duties and oversight at the local level. On an interim basis, additional oversight is being provided by management in the United States. Management considers these two significant deficiencies in the aggregate to constitute a material weakness. A discussion of management’s remediation plan for this material weakness follows under the heading “Remediation Plan for Material Weaknesses.”

     Our independent registered public accounting firm, Grant Thornton has issued an attestation report on both management’s assessment and the effectiveness of our internal controls over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10-K/A.

     Notwithstanding the fact that our management and Grant Thornton have concluded that our internal controls over financial reporting were not effective as of December 31, 2004, Grant Thornton has issued an unqualified opinion on our financial statements for 2004, which is included in Part II, Item 8 of this Annual Report on Form 10-K/A.

Changes in Internal Control over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, except for steps taken toward remediation of the material weaknesses described in “Management’s Report on Internal Controls over Financial Reporting,” as described immediately below.

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

     The foregoing is a summary of the material terms of the CIC Agreement. The form of the CIC Agreement is attached as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005, and the terms of such form of agreement are incorporated herein by this reference.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the 2005 Proxy Statement under the headings “Proposal No. 1/ Election of Directors—Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K/A is also incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page
(a) The following documents are included as part of this Form 10-K/A:

1.	Financial Statements:
	Reports of Grant Thornton LLP	40
	Report of KPMG LLP	42
	Consolidated Financial Statements:
	Balance Sheets at December 31, 2004 and 2003	43
	Statements of Operations for each of the three years in the period ended December 31, 2004	45
	Statements of Stockholders’ Equity and Comprehensive loss for each of the three years in the period ended December 31, 2004	46
	Statements of Cash Flows for each of the three years in the period ended December 31, 2004	47
	Notes to Consolidated Financial Statements	48
2.	Financial Statement Schedules for each of the three years in the period ended December 31, 2004
	Schedule II—Valuation and Qualifying Accounts	72

3.	Exhibits:

2.1	Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among Advanced Energy Industries, Inc., Warpspeed, Inc. and RF Power Products, Inc.(1)

2.2	Stock Purchase Agreement dated November 16, 2001, by and among Advanced Energy Industries, Inc., Advanced Energy Japan K.K., Aera Japan Limited and Certain Stockholders of Aera Japan Limited.(2)

2.3	Amendment No. 1 to Stock Purchase Agreement, dated December 25, 2001, by and among Advanced Energy Industries, Inc., Advanced Energy Japan K.K., Aera Japan Limited and Certain Stockholders of Aera Japan Limited.(3)

2.4	Forms of Minority Stock Purchase Agreement.(3)

3.1	Restated Certificate of Incorporation, as amended.(13)

3.2	By-laws.(4)

4.1	Form of Specimen Certificate for Common Stock.(4)

4.2	Indenture dated November 1, 1999, by and between State Street Bank and Trust Company of California, N.A., as trustee, and Advanced Energy Industries, Inc. (including form of 5 1/4% Convertible Subordinated Note due 2006).(5)

4.3	Indenture dated August 27, 2001, by and between State Street Bank and Trust Company of California, N.A., as trustee, and Advanced Energy Industries, Inc. (including form of 5.00% Convertible Subordinated Note due September 1, 2006).(6)

4.4	Registration Rights Agreement, dated as of August 22, 2001, by and between Advanced Energy Industries, Inc., and Goldman, Sachs and Co.(6)

4.5	The Registrant hereby agrees to furnish to the SEC, upon request, a copy of the instruments which define the rights of holders of long-term debt of Advanced Energy Industries, Inc. None of such instruments not included as exhibits herein represents long-term debt in excess of 10% of the consolidated total assets of Advanced Energy Industries, Inc.

10.1	Loan and Security Agreement dated May 8, 2004, by and among Silicon Valley Bank, as a bank, and Advanced Energy Industries, Inc., as borrower.(15)

10.2	Lease, dated June 12, 1984, amended June 11, 1992, by and between Prospect Park East Partnership and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(4)

10.3	Lease, dated March 14, 1994, as amended, by and between Sharp Point Properties, L.L.C., and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(4)

10.4	Lease, dated May 19, 1995, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(4)

10.5	Form of Indemnification Agreement.(4)

10.6	1995 Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.7	1995 Non-Employee Directors’ Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.8	2003 Stock Option Plan.(13)*

10.9	Amendment No. 1 to 2003 Stock Option Plan, dated January 31, 2005.(16)*

10.10	Restricted Stock Unit Agreement pursuant to the 2003 Stock Option Plan.(16)*

10.11	Stock Option Agreement pursuant to the 2003 Stock Option Plan.(16)*

10.12	2003 Non-Employee Directors’ Stock Option Plan.(13)*

10.13	2001 Employee Stock Option Plan.(13)*

10.14	2002 Employee Stock Option Plan.(13)*

10.15	Lease dated March 20, 2000, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(8)

10.16	Agreement and Plan of Reorganization, dated April 5, 2000, by and among Advanced Energy Industries, Inc., Noah Holdings, Inc. and AE Cal Merger Sub, Inc.(9)

10.17	Escrow and Indemnity Agreement, dated April 5, 2000, by and among Advanced Energy Industries, Inc., the former stockholders of Noah Holdings, Inc. and Commercial Escrow Services, Inc.(9)

10.18	Agreement and Plan of Reorganization, dated July 21, 2000, by and among Advanced Energy Industries, Inc., Mercury Merger Corporation, Sekidenko, Inc. and Dr. Ray R. Dils.(10)

10.19	Agreement and Plan of Reorganization, dated July 6, 2000, amended and restated as of October 20, 2000, by and among Advanced Energy Industries, Inc., Flow Acquisition Corporation, and Engineering Measurements Company.(11)

10.20	License Agreement, dated January 3, 2003, by and among Advanced Energy Industries, Inc., and APJeT, Inc.(12)

10.21	Lease dated January 16, 2003, by and between China Great Wall Computer Shenzhen Co., Ltd., Great Wall Limited and Advanced Energy Industries (Shenzhen) Co., Ltd., for a building located in Shenzhen, China.(14)

10.22	Non-employee Director Compensation summary.(17)*

10.23	Executive Change in Control Severance Agreement.(17)

21.1	Subsidiaries of Advanced Energy Industries, Inc.(17)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney.(17)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-26966), filed August 7, 1998.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-72748), filed February 8, 2002, as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 1, 2002.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-26966), filed March 20, 2000.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed September 10, 2001.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26966), filed May 9, 2001.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26966), filed March 27, 2001.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37378), filed May 19, 2000.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26966), filed August 4, 2000.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26966), filed October 30, 2000.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-26966), filed March 27, 2003.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-26966), filed February 24, 2004.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-26966), filed August 9, 2004.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 3, 2005.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26966), filed March 31, 2005.

*	Compensation Plan

+	Confidential treatment has been granted for portions of this agreement.

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

Signatures	Title	Date
/s/ Douglas S. Schatz	Chief Executive Officer, President	July 11, 2005
Douglas S. Schatz	and Chairman of the Board (Principal Executive Officer)

/s/ Michael El-Hillow Michael El-Hillow	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 11, 2005

/s/ Richard P. Beck	Director	July 11, 2005

Richard P. Beck

/s/ Hans-Georg Betz	Director	July 11, 2005

Hans-Georg Betz

/s/ Joseph R. Bronson	Director	July 11, 2005

Joseph R. Bronson

/s/ Barry Z. Posner*	Director	July 11, 2005

Barry Z. Posner

/s/ Elwood Spedden	Director	July 11, 2005

Elwood Spedden

*/s/ Michael El-Hillow

Michael El-Hillow Attorney-in-Fact

INDEX TO EXHIBITS

2.1	Agreement and Plan of Reorganization, dated as of June 1, 1998, by and among Advanced Energy Industries, Inc., Warpspeed, Inc. and RF Power Products, Inc.(1)

2.2	Stock Purchase Agreement dated November 16, 2001, by and among Advanced Energy Industries, Inc., Advanced Energy Japan K.K., Aera Japan Limited and Certain Stockholders of Aera Japan Limited.(2)

2.3	Amendment No. 1 to Stock Purchase Agreement, dated December 25, 2001, by and among Advanced Energy Industries, Inc., Advanced Energy Japan K.K., Aera Japan Limited and Certain Stockholders of Aera Japan Limited.(3)

2.4	Forms of Minority Stock Purchase Agreement.(3)

3.1	Restated Certificate of Incorporation, as amended.(13)

3.2	By-laws.(4)

4.1	Form of Specimen Certificate for Common Stock.(4)

4.2	Indenture dated November 1, 1999, by and between State Street Bank and Trust Company of California, N.A., as trustee, and Advanced Energy Industries, Inc. (including form of 5 1/4% Convertible Subordinated Note due 2006).(5)

4.3	Indenture dated August 27, 2001, by and between State Street Bank and Trust Company of California, N.A., as trustee, and Advanced Energy Industries, Inc. (including form of 5.00% Convertible Subordinated Note due September 1, 2006).(6)

4.4	Registration Rights Agreement, dated as of August 22, 2001, by and between Advanced Energy Industries, Inc., and Goldman, Sachs and Co.(6)

4.5	The Registrant hereby agrees to furnish to the SEC, upon request, a copy of the instruments which define the rights of holders of long-term debt of Advanced Energy Industries, Inc. None of such instruments not included as exhibits herein represents long-term debt in excess of 10% of the consolidated total assets of Advanced Energy Industries, Inc.

10.1	Loan and Security Agreement dated May 8, 2004, by and among Silicon Valley Bank, as a bank, and Advanced Energy Industries, Inc., as borrower.(15)

10.2	Lease, dated June 12, 1984, amended June 11, 1992, by and between Prospect Park East Partnership and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(4)

10.3	Lease, dated March 14, 1994, as amended, by and between Sharp Point Properties, L.L.C., and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(4)

10.4	Lease, dated May 19, 1995, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(4)

10.5	Form of Indemnification Agreement.(4)

10.6	1995 Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.7	1995 Non-Employee Directors’ Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.8	2003 Stock Option Plan.(13)*

10.9	Amendment No. 1 to 2003 Stock Option Plan, dated January 31, 2005.(16)*

10.10	Restricted Stock Unit Agreement pursuant to the 2003 Stock Option Plan.(16)*

10.11	Stock Option Agreement pursuant to the 2003 Stock Option Plan.(16)*

10.12	2003 Non-Employee Directors’ Stock Option Plan.(13)*

10.13	2001 Employee Stock Option Plan.(13)*

10.14	2002 Employee Stock Option Plan.(13)*

10.15	Lease dated March 20, 2000, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(8)

10.16	Agreement and Plan of Reorganization, dated April 5, 2000, by and among Advanced Energy Industries, Inc., Noah Holdings, Inc. and AE Cal Merger Sub, Inc.(9)

10.17	Escrow and Indemnity Agreement, dated April 5, 2000, by and among Advanced Energy Industries, Inc., the former stockholders of Noah Holdings, Inc. and Commercial Escrow Services, Inc.(9)

10.18	Agreement and Plan of Reorganization, dated July 21, 2000, by and among Advanced Energy Industries, Inc., Mercury Merger Corporation, Sekidenko, Inc. and Dr. Ray R. Dils.(10)

10.19	Agreement and Plan of Reorganization, dated July 6, 2000, amended and restated as of October 20, 2000, by and among Advanced Energy Industries, Inc., Flow Acquisition Corporation, and Engineering Measurements Company.(11)

10.20	License Agreement, dated January 3, 2003, by and among Advanced Energy Industries, Inc., and APJeT, Inc.(12)

10.21	Lease dated January 16, 2003, by and between China Great Wall Computer Shenzhen Co., Ltd., Great Wall Limited and Advanced Energy Industries (Shenzhen) Co., Ltd., for a building located in Shenzhen, China.(14)

10.22	Non-employee Director Compensation summary.(17)*

10.23	Executive change in Control Severance Agreement.(17)

21.1	Subsidiaries of Advanced Energy Industries, Inc.(17)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney.(17)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-26966), filed August 7, 1998.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-72748), filed February 8, 2002, as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 1, 2002.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-26966), filed March 20, 2000.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed September 10, 2001.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26966), filed May 9, 2001.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26966), filed March 27, 2001.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37378), filed May 19, 2000.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26966), filed August 4, 2000.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26966), filed October 30, 2000.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-26966), filed March 27, 2003.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-26966), filed February 24, 2004.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-26966), filed August 9, 2004.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 3, 2005.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26966), filed March 31, 2005.

*	Compensation Plan

+	Confidential treatment has been granted for portions of this agreement.