Form 10-Q
period 2005-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2005-08-09
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___to ___.
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
As of August 5, 2005, there were 32,839,899 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$67,216	$38,404
Marketable securities	70,571	69,578
Accounts receivable, net	67,089	72,053
Inventories, net	59,021	73,224
Other current assets	2,774	6,140

Total current assets	266,671	259,399

PROPERTY AND EQUIPMENT, net	41,814	44,746

OTHER ASSETS:
Deposits and other	4,219	6,468
Goodwill	62,819	68,276
Other intangible assets, net	10,019	12,032
Customer service equipment, net	3,306	2,968
Deferred debt issuance costs, net	1,536	2,086
Deferred income tax assets, net	849	—

Total assets	$391,233	$395,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$21,163	$17,683
Accrued payroll and employee benefits	8,891	7,788
Income taxes payable	2,118	2,974
Other accrued expenses	12,829	17,191
Customer deposits and deferred revenue	1,749	662
Senior borrowings and capital leases, current portion	2,721	3,726
Accrued interest payable on convertible subordinated notes	2,460	2,460

Total current liabilities	51,931	52,484

LONG-TERM LIABILITIES:
Senior borrowings and capital leases, net of current portion	3,280	4,679
Deferred income tax liabilities, net	—	3,709
Convertible subordinated notes payable	187,718	187,718
Other long-term liabilities	2,169	2,407

Total liabilities	245,098	250,997

Commitments and contingencies

STOCKHOLDERS’ EQUITY	146,135	144,978

Total liabilities and stockholders’ equity	$391,233	$395,975

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2005	2004
SALES	$87,386	$108,869
COST OF SALES	55,338	71,907

Gross profit	32,048	36,962

OPERATING EXPENSES:
Research and development	11,016	12,809
Selling, general and administrative	14,511	15,212
Restructuring charges	1,068	187

Total operating expenses	26,595	28,208

INCOME FROM OPERATIONS	5,453	8,754

OTHER INCOME (EXPENSE):
Interest income	755	356
Interest expense	(2,691)	(2,765)
Foreign currency gain (loss)	131	(21)
Other income, net	1,086	13

Total other expense	(719)	(2,417)

Income from continuing operations before income taxes	4,734	6,337
Provision for income taxes	(1,430)	(1,867)

INCOME FROM CONTINUING OPERATIONS	3,304	4,470

Gain on sale of discontinued assets	2,645	—
Provision for income taxes	—	—

INCOME FROM DISCONTINUED OPERATIONS	2,645	—

NET INCOME	$5,949	$4,470

NET INCOME PER BASIC SHARE:
Income from continuing operations	$0.10	$0.14
Income from discontinued operations	0.08	—

BASIC EARNINGS PER SHARE	$0.18	$0.14

NET INCOME PER DILUTED SHARE:
Income from continuing operations	$0.10	$0.13
Income from discontinued operations	0.08	—

DILUTED EARNINGS PER SHARE	$0.18	$0.13

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,797	32,644
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	33,094	33,187
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2005	2004
SALES	$173,526	$213,356
COST OF SALES	112,403	137,980

Gross profit	61,123	75,376

OPERATING EXPENSES:
Research and development	22,031	26,219
Selling, general and administrative	27,959	30,186
Restructuring charges	2,330	407

Total operating expenses	52,320	56,812

INCOME FROM OPERATIONS	8,803	18,564

OTHER INCOME (EXPENSE):
Interest income	1,396	785
Interest expense	(5,481)	(5,553)
Foreign currency gain	214	80
Other income, net	1,065	1,116

Total other expense	(2,806)	(3,572)

Income from continuing operations before income taxes	5,997	14,992
Provision for income taxes	(1,959)	(3,598)

INCOME FROM CONTINUING OPERATIONS	4,038	11,394

Gain on sale of discontinued assets	2,645	—
Provision for income taxes	—	—

INCOME FROM DISCONTINUED OPERATIONS	2,645	—

NET INCOME	$6,683	$11,394

NET INCOME PER BASIC SHARE:
Income from continuing operations	$0.12	$0.35
Income from discontinued operations	0.08	—

BASIC EARNINGS PER SHARE	$0.20	$0.35

NET INCOME PER DILUTED SHARE:
Income from continuing operations	$0.12	$0.34
Income from discontinued operations	0.08	—

DILUTED EARNINGS PER SHARE	$0.20	$0.34

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,776	32,612
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,986	33,435
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,683	$11,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation and amortization	8,725	9,880
Amortization of deferred debt issuance costs	550	550
Amortization of deferred compensation	139	60
Provision for deferred income taxes	815	1,908
Loss on disposal of property and equipment	653	193
Gain on sale of Noah chiller assets	—	(404)
Gain on sale of discontinued assets	(2,645)	—
Gain on sale of marketable securities	(1,099)	(703)
Changes in operating assets and liabilities —
Accounts receivable, net	2,238	(18,108)
Inventories, net	12,705	(19,303)
Other current assets	2,948	925
Deposits and other	42	(42)
Demonstration and customer service equipment	(1,696)	(1,842)
Trade accounts payable	4,260	16,670
Accrued payroll and employee benefits	1,176	1,923
Customer deposits, deferred revenue and other accrued expenses	(2,823)	(4,798)
Income taxes payable/receivable, net	(248)	1,426

Net cash provided by (used in) operating activities	32,423	(271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities transactions, net	1,366	9,490
Proceeds from sale of assets	3,685	2,088
Purchase of property and equipment	(5,075)	(7,461)

Net cash (used in) provided by investing activities	(24)	4,117

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior borrowings and capital lease obligations	(2,099)	(5,960)
Proceeds from common stock transactions	436	1,146

Net cash used in financing activities	(1,663)	(4,814)

EFFECT OF CURRENCY TRANSLATION ON CASH	(1,924)	(46)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,812	(1,014)
CASH AND CASH EQUIVALENTS, beginning of period	38,404	41,522

CASH AND CASH EQUIVALENTS, end of period	$67,216	$40,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,931	$5,130

Cash paid for income taxes, net	$1,596	$828

Assets sold for note receivable	$—	$1,912

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments, consisting of only normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at June 30, 2005 and December 31, 2004, and the results of their operations for the three- and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004.
     The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission on July 11, 2005.
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
     On June 9, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial results.
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

     The following table summarizes the activity in our warranty reserve during the three- and six-month periods ended June 30, 2005 and 2004:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Balance at beginning of period	$6,681	$6,511	$6,791	$6,612
Provisions	2,920	3,139	5,967	5,459
Usages	(2,720)	(3,219)	(5,877)	(5,640)

Balance at end of period	$6,881	$6,431	$6,881	$6,431

     STOCK-BASED COMPENSATION — At June 30, 2005, the Company had three active stock-based compensation plans, which are more fully described in Note 18 of the Company’s Form 10-K/A for the year ended December 31, 2004. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. APB Opinion No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. With the exception of certain options granted in 1999 and 2000 by a shareholder of Sekidenko, Inc., prior to its acquisition by the Company, all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation cost is reflected in the Company’s net income. The Company records compensation expense related to the grants of restricted stock units, over the period the units vest, typically four years. Had compensation cost for the Company’s plans been determined consistent with the fair value-based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have decreased to the following adjusted amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income:
As reported	$5,949	$4,470	$6,683	$11,394
Adjustment for stock-based compensation determined under fair value based method for all awards (a), (b)	(2,056)	(2,897)	(3,990)	(5,683)
Adjustment for compensation expense recognized in net income (a)	83	—	139	60

As adjusted	$3,976	$1,573	$2,832	$5,771

Basic earnings per share:
As reported	$0.18	$0.14	$0.20	$0.35
As adjusted	0.12	0.05	0.09	0.18

Diluted earnings per share:
As reported	$0.18	$0.13	$0.20	$0.34
As adjusted	0.12	0.05	0.09	0.17

(a)	Compensation expense in 2005 and 2004 is presented prior to income tax effects due to the Company fully reserving against the related deferred tax asset.

(b)	Cumulative compensation cost recognized with respect to options that are forfeited prior to vesting is reflected as a reduction of compensation expense in the period of forfeiture. Compensation expense related to awards granted under the Company’s employee stock purchase plan is estimated until the period in which settlement occurs, as the number of shares of common stock awarded and the purchase price are not known until settlement.

     For SFAS No. 123 purposes, the fair value of each option grant and purchase right granted under the Employee Stock Purchase Plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
OPTIONS:
Risk-free interest rates	3.9%	2.7%	3.5%	3.0%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	4.9 years	3.2 years	3.1 years	3.0 years
Expected volatility	79.1%	76.0%	72.2%	76.3%

ESPP:
Risk-free interest rates	2.6%	1.2%	2.5%	1.2%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	61.4%	69.1%	61.9%	70.5%
     Based on the Black-Scholes option pricing model, the weighted-average estimated fair value of stock option grants was $7.14 and $10.23 for the three months ended June 30, 2005 and 2004, respectively, and was $3.79 and $11.00 for the six months ended June 30, 2005 and 2004, respectively. The weighted-average estimated fair value of purchase rights granted under the ESPP was $2.93 and $5.29 for the three months ended June 30, 2005 and 2004, respectively, and was $2.89 and $5.35 for the six months ended June 30, 2005 and 2004, respectively.
     The total fair value of options granted was computed to be approximately $178,000 and $2.1 million for the three-month periods ended June 30, 2005 and 2004, respectively. The total fair value of options granted for the six-month periods ended June 30, 2005 and 2004, was computed to be approximately $1.1 million and $7.5 million, respectively. These amounts are amortized ratably over the vesting period of the options for the purpose of calculating the pro forma disclosure above. The number of stock options exercised during the three month periods ended June 30, 2005 and 2004 was approximately 41,000 and 54,000, respectively, at a weighted average exercise price per share of $7.50 and $8.93, respectively. The number of stock options exercised during the six month periods ended June 30, 2005 and 2004 was approximately 56,000 and 79,000, respectively, at a weighted average exercise price per share of $7.60 and $10.54, respectively.
     The Company granted approximately 2,000 restricted stock units to certain employees during the three-month period ended June 30, 2005, and 227,000 over the six-month period June 30, 2005. The Company did not grant any restricted stock units in 2004. Upon granting of these units, deferred compensation representing an estimate of the units expected to vest at the market value at the date of grant is recorded in shareholders’ equity and subsequently amortized over the periods during which the units vest, generally 4 years. Amortization of deferred compensation relating to the restricted stock units of $83,000 and $139,000 was recorded for the three-month and six-month periods ended June 30, 2005, respectively.
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

     The Company recognized foreign currency gains of $131,000 and $214,000 for the three- and six-month periods ended June 30, 2005, respectively, and a loss of $21,000 and a gain of $80,000 for the three- and six-month periods ended June 30, 2004, respectively.
(2) RESTRUCTURING CHARGES
     Restructuring charges include the costs associated with actions taken by the Company primarily in response to cyclical downturns in its business in the semiconductor capital equipment industry. These charges consist of employee severance and termination costs, facility closure costs and impairments of facility-related assets.
     The following table summarizes the components of the restructuring charges, the payments and non-cash items, and the remaining accrual as of June 30, 2005:

	Employee	Facility	Impairment of	Total
	Severance and	Closure	Facility-related	Restructuring
	Termination Costs	Costs	Assets	Charges
	(In thousands)
December 31, 2003 balance	$560	$2,615	$—	$3,175

First quarter charge	220	—	—	220
Second quarter charge	187	—	—	187
Third quarter charge	57	31	—	88
Third quarter reversal	(127)	(126)	—	(253)
Fourth quarter charge	3,639	31	—	3,670

Total net restructuring charges 2004	3,976	(64)	—	3,912
Payments in 2004	(1,243)	(1,430)	—	(2,673)

December 31, 2004 balance	3,293	1,121	—	4,414

First quarter charge	1,262	—	—	1,262
Second quarter charge	475	4	589	1,068
Payments in 2005	(4,302)	(349)	—	(4,651)
Write-off of facility-related assets in 2005	—	—	(589)	(589)

June 30, 2005 balance	$728	$776	$—	$1,504

     For the first three quarters of 2004, the Company recorded restructuring charges totaling $495,000, which primarily consisted of the recognition of expense for involuntary employee termination benefits associated with headcount reductions of approximately 50 employees in the Company’s United States operations. All affected employees were terminated prior to the respective quarter ends. Additionally, in the third quarter, the Company reversed $253,000 of previously recorded charges due to variances from the original estimates used to establish the Company’s reserve due to some voluntary employee terminations prior to his or her agreed upon termination date (no longer meeting the requirements to receive a severance payment) and negotiated lease termination payments below original estimates. As a result, the Company’s restructuring accrual balance for employee severance and termination costs was $0 at September 30, 2004.
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
     Due to the continuing shift of the Company’s volume manufacturing to Shenzhen, China and other cost reduction initiatives, the Company recorded restructuring charges of $1.3 million in the first quarter of 2005 related to the involuntary severance of the 212 employees at the Company’s Fort Collins facility (discussed above) and 7 employees in the Company’s European locations. All of such charges relate to separation costs anticipated to be paid to the terminated employees, in cash, by the end of the third quarter of 2005. In the second quarter of 2005, we recorded $1.1 million of restructuring charges, of which $475,000 primarily related to employee severance and termination costs for a few employees in our Japanese and German operations, all of which was paid prior to June 30, 2005, and $589,000 related to the impairment of facilities-related assets in the United States.

     We expect to pay the remaining accrual for employee severance and termination costs of approximately $728,000 by the end of the third quarter of 2005. The remaining facility closing liability is expected to be paid over the remaining lease term expiring at the end of 2006 and is reflected net of expected sublease income of $83,000.
(3) INCOME TAXES
     The income tax provision on income from continuing operations was $1.4 million for the second quarter of 2005 and represents an effective tax rate of 30% and the income tax provision on income from continuing operations was $1.9 million for the second quarter of 2004 and represents an effective rate of 29%. The income tax provision on income from continuing operations was $2.0 million for the first six months of 2005 and represents an effective tax rate of 33% and the income tax provision on income from continuing operations was $3.6 million for the first six months of 2004 and represents an effective rate of 24%. The increases in the effective tax rate from the 2004 periods to the 2005 periods are due to taxable income earned in certain foreign jurisdictions.
     As of June 30, 2005, the Company had a gross federal net operating loss, alternative minimum tax credit and research and development credit carryforwards of approximately $88 million, $2 million and $4 million, respectively, which may be available to offset future federal income tax liabilities. The federal net operating loss and research and development credit carryforwards expire at various dates through December 31, 2024, the alternative minimum tax credit carryforward has no expiration date. In addition, as of June 30, 2005, the Company had a gross foreign net operating loss carryforward of $1 million, which may be available to offset future foreign income tax liabilities and expires at various dates through December 31, 2008.
(4) DISCONTINUED OPERATIONS
     On June 24, 2005, the Company made a strategic decision to sell the assets of its EMCO product line to an unrelated third party for net cash proceeds of $3.7 million, as this product line was not critical to the Company’s core operations. The sale included assets with a book value of approximately $663,000, comprised of $515,000 of accounts receivable, $71,000 of inventory, $42,000 of fixed assets, and $35,000 of prepaid expenses, and liabilities of approximately $94,000. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill of $471,000 was allocated to the sale based upon its estimated fair value relative to the portion of the reporting unit that will be retained. The Company recognized a gain on the sale of $2.6 million, which is recorded in discontinued operations in the statement of operations. The EMCO product line has not represented a significant portion of the Company’s operations, with revenues representing from 1.4% to 3.5% of quarterly consolidated sales from 2003 through its sale on June 24, 2005, and represents an insignificant portion of the Company’s operating and net income for all period presented.
(5) MARKETABLE SECURITIES
     MARKETABLE SECURITIES consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Commercial paper	$42,423	$43,459
Municipal bonds and notes	23,620	20,332
Institutional money markets	4,528	5,787

Total marketable securities	$70,571	$69,578

     These marketable securities are classified as available-for-sale and are stated at period end market value. The commercial paper consists of high credit quality, short-term preferreds with maturities or reset dates of approximately 120 days.
(6) ACCOUNTS RECEIVABLE
     ACCOUNTS RECEIVABLE consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Domestic	$22,084	$16,612
Foreign	40,357	51,047
Allowance for doubtful accounts	(971)	(1,049)

Trade accounts receivable	61,470	66,610
Other	5,619	5,443

Total accounts receivable	$67,089	$72,053

(7) INVENTORIES
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

	June 30,	December 31,
	2005	2004
	(In thousands)
Parts and raw materials	$44,310	$54,069
Work in process	4,503	4,491
Finished goods	10,208	14,664

Total inventories	$59,021	$73,224

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consisted of the following as of June 30, 2005:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
	(In thousands, except weighted-average useful life)
Other intangible assets:
Technology-based	$7,000	$1,463	$(5,687)	$2,776	5
Contract-based	1,200	221	(1,409)	12	4
Trademarks and other	8,500	2,025	(3,294)	7,231	17

Total other intangible assets	16,700	3,709	(10,390)	10,019	11

Goodwill	53,213	9,606	—	62,819

Total goodwill and other intangible assets	$69,913	$13,315	$(10,390)	$72,838

     Goodwill and other intangible assets consisted of the following as of December 31, 2004:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
	(In thousands, except weighted-average useful life)
Other intangible assets:
Technology-based	$7,304	$1,741	$(5,290)	$3,755	6
Contract-based	1,200	222	(1,386)	36	4
Trademarks and other	8,500	2,689	(2,948)	8,241	17

Total other intangible assets	17,004	4,652	(9,624)	12,032	11

Goodwill	55,104	13,172	—	68,276

Total goodwill and other intangible assets	$72,108	$17,824	$(9,624)	$80,308

     When recording acquisitions, we have recorded income tax valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. During the first half of 2005, due to the utilization of these net operating losses, approximately $1.4 million of valuation allowance established in purchase accounting was reversed, with a corresponding reduction in goodwill.

     Aggregate amortization expense related to other intangibles for the three-month periods ended June 30, 2005 and 2004 was $518,000 and $1.1 million, respectively, and was approximately $1.1 million and $2.3 million for the six-month periods ended June 30, 2005 and 2004, respectively. Estimated amortization expense related to the Company’s acquired intangibles fluctuates with changes in foreign currency exchange rates between the United States dollar and the Japanese yen and the euro. Estimated amortization expense related to acquired intangibles for each of the five years 2005 through 2009 is as follows:

Estimated
Amortization
Expense
(in thousands)
2005	$2,173
2006	2,016
2007	1,009
2008	876
2009	474
(9) STOCKHOLDERS’ EQUITY
     STOCKHOLDERS’ EQUITY consisted of the following (in thousands, except par value):

	June 30,	December 31,
	2005	2004
	(In thousands)
Common stock, $0.001 par value, 70,000 shares authorized, 32,816 and 32,760 shares issued and outstanding, respectively	$33	$33
Additional paid-in capital	146,276	144,500
Retained deficit	(6,112)	(12,795)
Deferred compensation	(1,201)	—
Unrealized holding gains on available-for-sale securities, net of tax	520	1,051
Cumulative translation adjustments, net of tax	6,619	12,189

Total stockholders’ equity	$146,135	$144,978

(10) COMPREHENSIVE INCOME
     Comprehensive income for the Company consists of net income, foreign currency translation adjustments and net unrealized holding gains on available-for-sale marketable securities as presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$5,949	$4,470	$6,683	$11,394
Adjustment to arrive at comprehensive net income, net of taxes:

Unrealized holding gain on available-for-sale marketable securities	(23)	236	(41)	334
Reclassification adjustment for amounts included in net income related to sales of securities	(882)	—	(490)	(294)

Cumulative translation adjustments	(2,632)	(1,926)	(5,570)	(991)

Comprehensive income	$2,412	$2,780	$582	$10,443

(11) CONVERTIBLE SUBORDINATED NOTES PAYABLE
     The Company has two convertible subordinated notes totaling $187.7 million as follows:
•	Approximately $121.5 million of 5.0% convertible subordinated notes outstanding (“5.0% Notes”). These notes mature September 1, 2006, with interest payable on March 1st and September 1st of each year. At June 30, 2005, approximately $2.0 million of interest expense related to the 5.0% Notes was accrued as a current liability.

•	Approximately $66.2 million of 5.25% convertible subordinated notes outstanding (“5.25% Notes”). These notes mature November 15, 2006, with interest payable on May 15th and November 15th each year. At June 30, 2005, approximately $435,000 of interest expense related to the 5.25% Notes was accrued as a current liability.
(12) COMMITMENTS AND CONTINGENCIES
     The Company has inventory purchase commitments of approximately $2.5 million for the remainder of 2005 and $2.5 million for 2006 of parts, components and subassemblies from various suppliers. These inventory purchase obligations consist of minimum purchase commitments to ensure the Company has an adequate supply of critical components to meet the demand of its customers. The Company believes that these purchase commitments will be consumed in its on-going operations in the respective periods.
     The Company has also committed to advance up to $850,000 to a privately held company in exchange for an exclusive intellectual property license. The amount and timing of this advance is dependent upon the privately held company achieving certain development milestones. As of June 30, 2005, approximately $200,000 has been advanced under this agreement, which was recorded within research and development expense in the condensed consolidated statement of operations.
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
     In April 2003, the Company filed a claim in the United States District Court for the District of Colorado seeking a declaratory ruling that its new plasma source products Xstream™ With Active Matching Network™ (“Xstream products”) are not in violation of Patents held in the United States by MKS Instruments, Inc. (“MKS”). This case was transferred by the Colorado court to the United States District Court for the District of Delaware for consolidation with a patent infringement suit filed in that court by MKS in May 2003, alleging that the Company’s Xstream products infringe five patents held by MKS. On July 23, 2004, a jury returned a verdict of infringement of three

MKS patents, which did not stipulate damages. The court has not enjoined the Company from selling the Xstream products. The Company has made a motion to the court for judgment as a matter of law in its favor notwithstanding the verdict, or in the alternative, a new trial on the question of infringement, as well as for the court to consider the Company’s challenge to the validity of MKS’s patents. A trial on the Company’s remaining defenses is scheduled to commence on October 31, 2005. Potential liability is indeterminable at this time pending trial of these remaining defenses, and therefore no amount has been accrued by the Company in the accompanying condensed consolidated financial statements.
     On June 2, 2004, MKS filed a petition in the District Court in Munich, Germany, alleging infringement by the Company’s Xstream products of a counterpart German patent owned by MKS. On August 4, 2004, this court dismissed MKS’s petition and assessed costs of the proceeding against MKS. MKS refiled an infringement petition in the District Court of Mannheim. On April 8, 2005, the Mannheim court issued a judgment against us for infringement of MKS’s patent, which did not specify damages. No liability is anticipated as the accused product has not been made or sold in Germany. A petition for invalidity of MKS’s patent brought by the Company is still pending before the German Federal Patent Court.
     On July 12, 2004, the Company filed a complaint in the United States District Court for the District of Delaware against MKS alleging that MKS’s Astron reactive gas source products infringe Advanced Energy’s United States Patent No. 6,046,546. The case was voluntarily dismissed on March 11, 2005 under an agreement that leaves the Company free to refile its claims upon conclusion of MKS’s lawsuit against the Company’s Xstream products.
(13) EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable, stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive. As of June 30, 2005 and 2004, stock options and restricted stock units totaling approximately 4.1 million and 4.3 million, respectively, were outstanding. Of these amounts, 2.8 million and 3.0 million stock options for the three months ended June 30, 2005 and 2004, respectively, and 3.0 million and 2.2 million for the six months ended June 30, 2005 and 2004, respectively, are not included in the computation of diluted earnings per share because the effect of including such options in the computation would be anti-dilutive. Potential shares of common stock issuable upon conversion of the Company’s convertible subordinated notes payable were 5.4 million at both June 30, 2005 and 2004. For the three and six months ended June 30, 2005 and 2004, the affect of potential conversion of the Company’s convertible subordinated notes payable was not included in this computation because to do so would be anti-dilutive.

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30,		June 30,
	2005	2004	2005	2004

Earnings per common share — basic
Net income	$5,949	$4,470	$6,683	$11,394
Weighted average common shares outstanding	32,797	32,644	32,776	32,612

Earnings per common share—basic	$0.18	$0.14	$0.20	$0.35

Earnings per common share—assuming dilution
Net income	$5,949	$4,470	$6,683	$11,394
Weighted average common shares outstanding	32,797	32,644	32,776	32,612
Effect of dilutive securities:
Stock options and restricted stock units	297	543	210	823
Convertible subordinated debt	—	—	—	—

Potentially dilutive common shares	297	543	210	823

Adjusted weighted average common shares outstanding	33,094	33,187	32,986	33,435

Earnings per common share—assuming dilution	$0.18	$0.13	$0.20	$0.34

(14) FOREIGN OPERATIONS
     The Company has operations in the United States, Europe and Asia Pacific. The following is a summary of the Company’s operations by region:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Sales:
Originated and sold in the United States	$46,275	$59,070	$91,007	$117,872
Originated in United States and sold outside the United States	6,026	15,096	11,828	28,596
Originated in Europe and sold in the United States	—	—	—	112
Originated in Europe and sold outside the United States	6,406	8,436	13,592	16,948
Originated in Asia Pacific and sold outside the United States	28,679	26,267	57,099	49,828

	$87,386	$108,869	$173,526	$213,356

Income (loss) from operations:
United States	$(573)	$4,428	$(2,688)	$7,610
Europe	(30)	286	173	898
Asia Pacific	5,161	5,230	10,353	12,616
Intercompany eliminations	895	(1,190)	965	(2,560)

	$5,453	$8,754	$8,803	$18,564

(In thousands)	June 30,	December 31,
	2005	2004

Long-lived assets:
United States	$24,130	$25,266
Europe	1,798	2,102
Asia Pacific	20,188	21,422

	$46,116	$48,790

     Intercompany sales among the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.

(15) SUPPLEMENTAL CASH FLOW DISCLOSURES
     In the first quarter of 2004, the Company made a strategic decision to further focus its marketing and product support resources on its core competencies and reorient its operating infrastructure towards sustained profitability. As a result, the Company sold its Noah chiller product line to an unrelated third party for $797,000 in cash and a $1.9 million note receivable due March 31, 2009. The note bears interest at 5.0%, payable annually on March 31. The sale included property and equipment with a book value of approximately $300,000, inventory of approximately $1.0 million, goodwill and intangible assets net of accumulated amortization of approximately $900,000, demonstration and customer service equipment of approximately $140,000, and estimated warranty obligations of approximately $140,000. The Company recognized a gain on the sale of $404,000, which has been recorded as other income and expense in the accompanying condensed consolidated financial statements.
(16) SUBSEQUENT EVENTS
     On August 3, 2005, the Company announced its plan to offer and sell 10 million shares of its common stock in an underwritten public offering. The Company intends to use a portion of the net proceeds to redeem in full the 5.25% convertible subordinated notes with a principal balance of $66.2 million outstanding.
     On July 6, 2005, the Company entered into an amendment to its line of credit agreement, increasing the revolving line of credit to $40 million, extending the maturity date to July 2006, and amending other terms, including terms related to non-usage fees and financial covenants. No amount is currently outstanding under the line of credit. Any advances under the line of credit will bear interest at the prime rate (6.25% at August 5, 2005) minus 1%. If the Company were to draw on this line of credit, it would be subject to covenants that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Statements
     The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements that are other than historical statements of fact are forward-looking statements. For example, statements relating to our beliefs, expectations, plans and projections are forward-looking statements, as are statements that specified actions, conditions or circumstances will continue or change. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. Some of these risks and uncertainties are described below. Other factors might also contribute to differences between our forward-looking statements and our actual results. Our actual results could differ materially from the results projected or assumed in the forward-looking statements. We assume no obligation to update any forward-looking statements or the reasons why our actual results might differ.
Risk and Uncertainties
The semiconductor, semiconductor capital equipment and flat panel display industries are highly cyclical, which impacts our operating results.
     Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors and flat panel displays, which in turn depend upon current and anticipated demand for their products. Historically, these industries have been highly cyclical, with recurring periods of over-supply that have had a negative impact on the demand for capital equipment used to manufacture their products.
     During periods of declining demand, our customers typically reduce purchases of, and cancel orders for, our products and delay delivery of their own products. We may incur significant charges as we seek to align our cost structure with any such reduction in sales to these customers. In addition, we may not be able to respond adequately or quickly to the declining demand by reducing our costs. We may also be required to record significant reserves for excess and obsolete inventory as demand for our products changes. Our inability to reduce costs and the charges resulting from other actions taken in response to changes in demand for our products would adversely affect our business, financial condition and operating results.
Our quarterly and annual operating results fluctuate significantly and are difficult to predict.
     Our operating results may be adversely affected by a variety of factors, many of which are beyond our control and difficult to predict. These factors include:
•	Fluctuations in demand in the semiconductor, semiconductor capital equipment and flat panel display industries and other industries in which our customers operate;

•	The timing and nature of orders placed by our customers;

•	Seasonal variations in capital spending by our customers;

•	Changes in our customers’ inventory management practices;

•	Customer cancellation or postponement of previously placed orders;

•	Pricing competition from our competitors;

•	Customer requests for us to reduce prices, enhance features, improve reliability, shorten delivery times and extend payment terms;

•	Component shortages or allocations or other factors that result in delays in manufacturing and sales or result in changes to our inventory levels or causes us to substantially increase our spending on inventory;

•	The introduction of new products by us or our competitors;

•	Declines in macroeconomic conditions;

•	Litigation, especially regarding intellectual property; and

•	Currency exchange rate fluctuations.
We have recently transferred the production of substantially all of our product lines to our manufacturing facility in Shenzhen, China, and may experience unforeseen difficulties and challenges with these new operations.
     We have invested significant human and financial resources to establish our manufacturing facility in Shenzhen, China. These investments were made with the goal of reducing our labor costs by increasing our workforce in China and correspondingly decreasing our workforce in the United States.
     Because our operating history in Shenzhen is limited, we cannot predict the impact that this new facility will have on our operating results. We may continue to incur costs with respect to the integration of this facility and the related workforce. While most of the products we manufacture in Shenzhen have been qualified for many of our customers, we could still incur additional qualification costs for some customers.
We might not realize all of the intended benefits of transitioning a substantial portion of our supply base to Asian suppliers.
     We anticipate purchasing a substantial portion of components for our products from high-quality, low-cost Asian suppliers by the end of 2005. These components might have unexpected quality problems and require us to incur higher than anticipated test, repair or warranty costs, which would have an adverse effect on our operating results. Customers, including major customers, might not accept our products if they contain these lower-priced components. A delay or refusal by our customers to accept such products might require us to continue to purchase higher-priced components from our existing suppliers or might cause us to lose sales to these customers, which would have an adverse effect on our business, financial condition and operating results.
Raw material, part, component and subassembly shortages, exacerbated by our dependence on sole and limited source suppliers, could affect our ability to manufacture products and systems and could delay our shipments.
     Our business depends on our ability to manufacture products that meet the rapidly changing demands of our customers. Our ability to timely manufacture our products depends in part on the timely delivery of raw materials, parts, components and subassemblies from suppliers. We rely on sole and limited source suppliers for some of our raw materials, parts, components and subassemblies that are critical to the manufacturing of our products. This reliance involves several potential risks, including the following:
•	Inability to obtain an adequate supply of required parts, components or subassemblies;

•	Supply shortages if a sole source provider ceases operations;

•	Need to fund the operating losses of a sole source provider;

•	Reduced control over pricing and timing of delivery of raw materials, parts, components or subassemblies;

•	Need to qualify alternative suppliers which could be time consuming and lead to delays in delivery of products to our customers, as well as increased costs; and

•	Inability of our suppliers to develop technologically advanced products to support our growth and development of new products.
     If we are unable to successfully qualify additional suppliers and manage relationships with our existing and future suppliers or if our suppliers cannot meet our performance or quality specifications, or timing requirements, we may experience shortages of raw materials, parts, components or subassemblies, increased material costs and shipping delays for our products, which would adversely affect our business, financial condition and operating results and relationships with our current and prospective customers.
A significant portion of our sales is concentrated among a few customers.
     Our ten largest customers accounted for 55% of our total sales in the second quarter of 2005 and 63% in the second quarter of 2004, and accounted for 55% of our total sales during the first six months of 2005 and 60% during the first six months of 2004. Our largest customer, Applied Materials, accounted for 23% of our total sales in the second quarter of 2005 and 31% in the second quarter of 2004 and accounted for 23% of our total sales during the first six months of 2005 and 29% during the first six months of 2004. No other customer represented greater than 10% of our total sales for any of these periods. The loss of any of our significant customers or a material reduction in any of their purchase orders would significantly harm our business, financial condition and results of operations.
     Our customers continuously exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base and the highly competitive markets in which we compete, we may be required to reduce our prices or extend payment terms to remain competitive. We may not be able to reduce our operating expenses in an amount sufficient to offset potential margin declines.
     Certain of our largest customers also exert pressure on us to limit the sale of our products to certain OEMs, and to agree to prohibit sales to our end user customer base entirely, among other limitations. Given our size relative to certain of our largest customers, we may be required to agree to limitations of this nature to remain competitive. Limitations imposed on us with respect to our potential customer base could significantly adversely affect our business, financial condition and operating results.
We generally have no written long-term contracts with our customers, which diminishes our ability to plan for future manufacturing needs.
     As is typical in our industry, our sales are primarily made on a purchase order basis, and we generally have no written long-term purchase contracts with our customers. As a result, we are limited in our ability to predict the level of future sales or commitments from our current customers, which diminishes our ability to effectively allocate labor, materials and equipment in the manufacturing process. In addition, we may accumulate inventory in anticipation of sales that do not materialize resulting in excess and absolute inventory write-offs.
If we are unable to adjust our business strategy successfully for some of our product lines to reflect the increasing price sensitivity on the part of our customers, our business and financial condition could be harmed.
     Our business strategy for many of our product lines has been focused on product performance and technology innovation to provide enhanced efficiencies and productivity. As a result of recent economic conditions and changes in various markets that we serve, our customers have experienced significant cost pressures and, as a result, we have observed increased price sensitivity on the part of our customers. If competition for any of our product lines should come to focus solely on price rather than on product performance and technology innovation, we will need to adjust our business strategy and product offerings accordingly and, if we are unable to do so, our business, financial condition and operating results could be materially and adversely affected.
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
Our competitive position could be weakened if we are unable to convince end users to specify that our products be used in the equipment sold by our customers.
     Our competitive success often depends upon factors outside of our control. For example, in some cases, particularly with respect to mass flow controller products, semiconductor device and flat panel display manufacturers may direct equipment manufacturers to use a specified supplier’s product in their equipment at a particular facility. Accordingly, for such products, our success will depend in part on our ability to have end users specify that our products be used at their facilities. In addition, we may encounter difficulties in changing established relationships of competitors that already have a large installed base of products within such facilities. If device manufacturers do not specify the use of our products, our sales may be reduced which would negatively affect our business, financial condition and operating results.
We must achieve design wins to retain our existing customers and to obtain new customers.
     The constantly changing nature of semiconductor fabrication and flat panel display technology causes equipment manufacturers to continually design new systems. We must work with these manufacturers early in their design cycles to modify our equipment or design new equipment to meet the requirements of their new systems. Manufacturers typically choose one or two vendors to provide the components for use with the early system shipments. Selection as one of these vendors is called a design win. It is critical that we achieve these design wins in order to retain existing customers and to obtain new customers.
     Once a manufacturer chooses a component for use in a particular product, it is likely to retain that component for the life of that product. Our sales and growth could experience material and prolonged adverse effects if we fail to achieve design wins. However, design wins do not always result in substantial sales or profits.
     We believe that equipment manufacturers often select their suppliers based on factors such as long-term relationships. Accordingly, we may have difficulty achieving design wins from equipment manufacturers who are not currently our customers. In addition, we must compete for design wins for new systems and products of our existing customers, including those with whom we have had long-term relationships. If we are not successful in achieving design wins, our business, financial condition and operating results will be adversely impacted.

Material weaknesses in our internal control over financial reporting require us to perform additional analyses and pre and post-closing procedures that if not performed effectively may prevent us from reporting our financial results in an accurate and timely manner.
     We have identified the following two material weaknesses in our internal control over financial reporting: a lack of appropriate segregation of duties defined within our enterprise resource planning system, and the combination of a lack of information system integration and uniformity regarding our Japan operations and a lack of sufficient human resources for proper segregation of duties and oversight in Japan. Management also has identified, and is developing remediation plans to address, certain significant deficiencies and other control deficiencies which our management did not determine to be material weaknesses. In addition, our internal control over financial reporting might not prevent or detect all misstatements, including immaterial misstatements and misstatements created by collusion or fraud.
     In light of these material weaknesses and the inherent limitations of internal control over financial reporting, we perform additional analyses and other pre and post-closing procedures to ensure that our condensed consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. These procedures include monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers. We also vigorously enforce our policies and code of ethical conduct applicable to our employees, including the obligation to act in good faith and with due care in connection with the reporting of our financial results, which enforcement has included reassignment of duties, terminations of employment and other appropriate measures.
     If the additional analyses and pre and post-closing procedures are not effective or if actions to remediate these material weaknesses are not successfully implemented or if other material weaknesses are identified in the future, our ability to report our quarterly and annual financial results on a timely and accurate basis could be adversely affected. In addition, if our controls become inadequate because of changes in conditions or our degree of compliance with our own policies or procedures deteriorates, our ability to report our quarterly and annual financial results on a timely and accurate basis could be adversely affected.
We have $187.7 million principal amount of convertible subordinated notes outstanding due in the second half of 2006. There can be no assurance that we will have sufficient cash to repay this debt on the maturity dates.
     Our 5.0% convertible subordinated notes, with a principal balance of $121.5 million, will mature on September 1, 2006. Our 5.25% convertible subordinated notes, with a principal balance of $66.2 million, will mature on November 15, 2006. We will be required to repay the notes at maturity, unless we can refinance our debt or the noteholders convert their notes into common stock before the maturity dates. Our existing, undrawn $40 million line of credit will expire on July 6, 2006, unless renewed by the lender and us. Noteholders will be unlikely to convert their notes unless our stock price rises above the conversion price of $29.83 per share with respect to our 5.0% notes or $49.53 per share with respect to our 5.25% notes. On August 5, 2005 the closing price of our common stock on the Nasdaq National Market was $9.65 per share. There can be no assurance that we will have sufficient cash to repay these notes when due. We currently are pursuing financing alternatives, including our publicly announced plan to sell 10 million shares of common stock in an underwritten public offering; however, we cannot be certain that any of such financing alternatives will be consummated on commercially reasonable terms, or at all.
We might not be able to compete successfully in international markets or meet the service and support needs of our international customers.
     Our sales to customers outside the United States were approximately 47% in the second quarter of 2005 and 46% in the second quarter of 2004. Our sales to customers outside the United States were approximately 48% in the first six months of 2005 and were approximately 45% in the first six months of 2004. Our success in competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:
•	Our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•	Our ability to develop relationships with suppliers and other local businesses;

•	Compliance with product safety requirements and standards that are different from those of the United States;

•	Variations in enforcement of intellectual property and contract rights in different jurisdictions;

•	Trade restrictions, political instability, disruptions in financial markets and deterioration of economic conditions;

•	The ability to provide sufficient levels of technical support in different locations;

•	Collecting past due accounts receivable from foreign customers; and

•	Changes in tariffs, taxes and foreign currency exchange rates.
     Our ability to implement our business strategies, maintain market share and compete successfully in international markets will be compromised if we are unable to manage these and other international risks successfully.
Unfavorable currency exchange rate fluctuations may lead to lower operating margins, or may cause us to raise prices which could result in reduced sales.
     Currency exchange rate fluctuations could have an adverse effect on our sales and results of operations and we could experience losses with respect to our forward exchange contracts. Unfavorable currency fluctuations could require us to increase prices to foreign customers which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our operating results could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We enter into forward exchange contracts and local currency purchased options to reduce currency exposure arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks which could adversely affect our operating results.
Changes in the value of the Chinese renminbi could impact the cost of our operation in Shenzhen, China.
     The Chinese government is continually pressured by its trading partners to allow its currency to float in a manner similar to other major currencies. The recent revaluation of the renminbi has not had a material impact on our operations. Any further change may impact our ability to control the cost of our products in the world market. Specifically, the decision by the Chinese government to allow the renminbi to begin to float against the United States dollar could significantly increase the labor and other costs incurred in the operation of our Shenzhen facility and the cost of raw materials, parts, components and subassemblies that we source in China, thereby negatively affecting our financial condition and operating results.
Warranty costs on certain products may be in excess of historical experience.
     In recent years, we have experienced higher than expected levels of warranty costs on some products. We have been required to repair, rework and, in some cases, replace these products. Our warranty costs generally increase when we introduce newer, more complex products. We recorded warranty expense of approximately $2.9 million for the second quarter of 2005 and $3.1 million for the second quarter of 2004, and $6.0 million for the first six months of 2005 and $5.5 million for the first six months of 2004. These expenses represented approximately 3.3% of sales for the second quarter of 2005 and 2.9% of sales for the second quarter of 2004, and 3.4% of sales for the first six months of 2005 and 2.6% of sales for the first six months of 2004. Within the last several years, our warranty expense has been as high as $13.2 million, or 5.5% of our total sales, which occurred in 2002. If our level of warranty costs increases in the future, our financial condition and operating results would be adversely affected.

We are highly dependent on our intellectual property.
     Our success depends significantly on our proprietary technology. We attempt to protect our intellectual property rights through patents and non-disclosure agreements; however, we might not be able to protect our technology, and competitors might be able to develop similar technology independently. In addition, the laws of some foreign countries might not afford our intellectual property the same protections as do the laws of the United States. Our intellectual property is not protected by patents in several countries in which we do business, and we have limited patent protection in other countries, including China. The cost of applying for patents in foreign countries and translating the applications into foreign languages requires us to select carefully the inventions for which we apply for patent protection and the countries in which we seek such protection. Generally, our efforts to obtain international patents have been concentrated in the United Kingdom, Germany, France and selected countries in Asia, because there are other manufacturers and developers of power conversion and control systems in those countries as well as customers for those systems. If we are unable to protect our intellectual property successfully, our business, financial condition and operating results could be adversely affected.
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
     MKS Instruments, Inc., or MKS, filed a patent infringement suit against us in the United States District Court in Wilmington, Delaware, alleging that our Xstream With Active Matching Network reactive gas generator products, or Xstream products, infringe patents held by MKS. In July 2004, a jury returned a verdict against us, finding that our Xstream products infringe three MKS patents. We have made a motion to the court for judgment as a matter of law in our favor notwithstanding the verdict, or in the alternative, a new trial on the question of infringement, as well as for the court to consider our challenge to the validity of MKS’s patents. A trial on our remaining defenses is scheduled to commence on October 31, 2005. While MKS has requested both injunctive relief and damages against us, the court will address the question of remedies after a final ruling on the merits of the claims presented. If we are unsuccessful, we could be subject to damages and an injunction preventing us from manufacturing and selling Xstream products in the United States in the future.
     In August, 2004, MKS filed a petition in the District Court in Mannheim, Germany, alleging infringement by our Xstream products of a counterpart German patent owned by MKS. On April 8, 2005, the Mannheim court issued a judgment against us for infringement of MKS’s patent, which did not specify damages. A petition for invalidity of MKS’s patent brought by us is still pending before the German Federal Patent Court. Although we may be enjoined from making or selling the Xstream product in Germany, we believe that the impact of an injunction and the scale of any damages award should be minimal because we have not made or sold the product in Germany and have no plans to do so. We continue to make and sell the Xstream product in countries in which MKS has no corresponding patent rights.

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
     Even apart from patent litigation, our own intellectual property rights may be subject to challenge by other parties. In many countries in which we hold patent rights, for example, procedures are available that permit third parties to contest, oppose, or request reexamination of our issued patents. Defending against these proceedings might cause us to incur substantial costs in the form of legal fees and may result in an inability to prevent others from using technology we have developed. On October 21, 2004, one of our competitors, Huettinger Electronik, and two customers, von Ardenne Anlagentechnik and Interpane Entwicklungs, petitioned for Opposition of our European patent directed to pulsed-DC reactive sputtering technology. In the event we are unsuccessful in defending against this Opposition, our ability to prevent others from using this technology in Europe may be limited.
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
     Any inability to comply with current or future regulations, directives and standards could adversely affect our business, financial condition or operating results.
We do not intend to pay dividends in the foreseeable future, and therefore investors must rely solely on the market value of our shares to realize a return on their investment.
     We have not declared or paid any cash dividends on our shares since we terminated our election to be treated as an S-corporation for tax purposes effective January 1, 1994. We currently intend to retain any future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.
The market price of our common stock has fluctuated and may continue to fluctuate for reasons over which we have no control.
     The stock market has from time to time experienced, and is likely to continue to experience, extreme price and volume fluctuations. Prices of securities of technology companies have been especially volatile and have often fluctuated for reasons that are unrelated to their operating performance. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

Future sales of our common stock by our Chairman of the Board may negatively affect the market price of our common stock.
     Douglas S. Schatz, our Chairman of the Board, beneficially owns approximately 33% of our outstanding stock as of August 5, 2005. The sale of a substantial amount of the shares owned by him could negatively affect the market price of our common stock. Mr. Schatz has entered into a written trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the sale of up to 850,000 shares of common stock if certain price targets and other conditions are met.
Our Chairman of the Board owns a significant percentage of our outstanding common stock, which could enable him to control our business and affairs.
     Douglas S. Schatz, our Chairman of the Board, beneficially owns approximately 33% of our outstanding common stock as of August 5, 2005. This stockholding gives Mr. Schatz significant voting power. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to control our business affairs for the foreseeable future in a manner with which our other stockholders may not agree.
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
     We believe that the following critical accounting policies, as discussed in our Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission on July 11, 2005, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•	Valuation of intangible assets

•	Long-lived assets

•	Reserve for excess and obsolete inventory

•	Reserve for warranty

•	Commitments and contingencies

•	Revenue recognition

•	Stock-based compensation

•	Deferred income taxes
  OVERVIEW
     We design, manufacture and support a group of key components and subsystems primarily for vacuum process systems. Our primary products consist of complex power conversion and control systems. Our products also control the flow of gases into the process chambers for semiconductor equipment and provide thermal control and sensing within the chamber. Our customers use our products in plasma-based thin-film processing equipment that is essential to the manufacture of, among other things:
•	Semiconductor devices for electronics applications;

•	Flat-panel displays for hand-held devices, computer and television screens;

•	Compact discs, DVDs and other digital storage media; and

•	Optical coatings for architectural glass, eyeglasses and solar panels.
     We also sell spare parts and provide support, educational and consulting services worldwide through our customer service and technical support organization.
     We market and sell our products primarily to large, original equipment manufacturers, or OEM’s, of semiconductor, flat panel display, data storage and other industrial thin-film manufacturing equipment. Sales to customers in the semiconductor capital equipment industry comprised 52% of our sales in the three-month period ended June 30, 2005, 64% of sales in the three-month period ended June 30, 2004, 53% of our sales in the six-months ended June 30, 2005 and 65% of our sales in the six-month period ended June 30, 2004. Sales to customers in the flat panel display industry comprised 21% of our sales in the three-month period ended June 30, 2005, 12% of sales in the three-month period ended June 30, 2004, 21% of our sales in the six-months ended June 30, 2005 and 11% of our sales in the six-month period ended June 30, 2004. We anticipate that the semiconductor capital equipment industry will continue to constitute a substantial part of the market for our products for the foreseeable future.
     In the second quarter of 2005, we generated income from continuing operations of $3.3 million on sales of $87.4 million compared to the second quarter of 2004, when we generated income from continuing operations of $4.5 million on sales of $108.9 million. In the first half of 2005, we generated income from continuing operations of $4.0 million on sales $173.5 million, compared to the first half of 2004, when we generated income from continuing operations of $11.4 million on sales of $213.4 million. The decline in sales of 20% from the second quarter of 2004 to the second quarter of 2005, and the decline in sales of 19% from the first half of 2004 to the first half of 2005, was caused by a decline in demand in the semiconductor capital equipment and data storage industries, partially offset by increased demand in the flat panel display industry. In the second quarter of 2005, we recognized income from discontinued operations of $2.6 million related to a gain on the sale of discontinued assets (see Note 4 within Part I, Item 1 of this Form 10-Q).
Results of Operations
  SALES
     The following tables summarize our unaudited sales and percentages of sales by customer type for the three- and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Semiconductor capital equipment	$45,388	$70,190	$91,438	$139,179
Data storage	4,995	9,856	9,177	18,479
Flat panel display	18,297	12,942	36,060	23,546
Advanced product applications	18,706	15,881	36,851	32,152

	$87,386	$108,869	$173,526	$213,356

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Semiconductor capital equipment	52%	64%	53%	65%
Data storage	6	9	5	9
Flat panel display	21	12	21	11
Advanced product applications	21	15	21	15

	100%	100%	100%	100%

     The following tables summarize our unaudited sales and percentages of sales by geographic region for the three- and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(In thousands)
United States and Canada	$46,275	$59,070	$91,007	$117,984
Europe	8,652	18,990	17,724	34,862
Asia Pacific	32,268	30,520	64,134	59,934
Rest of world	191	289	661	576

	$87,386	$108,869	$173,526	$213,356

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States and Canada	53%	54%	52%	55%
Europe	10	18	10	17
Asia Pacific	37	28	37	28
Rest of world	—	—	1	—

	100%	100%	100%	100%

     Sales were $87.4 million in the second quarter of 2005 and $108.9 million in the second quarter of 2004, representing a decrease of 20%. Sales were $173.5 million in the first six months of 2005 and $213.4 million in the first six months of 2004, representing a decrease of 19%. These decreases principally reflect a decline in demand in the semiconductor capital equipment and data storage industries, partially offset by an increase in demand in the flat panel display industry.
     The semiconductor capital equipment industry is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry decreased $24.8 million, or 35% from the second quarter of 2004 to the second quarter of 2005, and decreased $47.7 million, or 34% from the first six months of 2004 to the first six months of 2005, due largely to decreased demand. Our sales to our largest semiconductor capital equipment customers represented the majority of the decreased sales volume.
     Applied Materials, Inc. is our largest customer and accounted for 23% of our sales for the second quarter of 2005 and 31% of our sales for the second quarter of 2004, and 23% of our sales for the first six months of 2005 and 29% of our sales for the first six months of 2004. No other customer accounted for more than 10% during these periods.
     Our sales to the data storage industry decreased $4.9 million, or 49%, from the second quarter of 2004 to the second quarter of 2005, and decreased $9.3 million, or 50%, from the first six months of 2004 to the first six months of 2005. Partially offsetting the decline in sales to the semiconductor capital equipment and data storage industries are increases in sales to the flat panel display industry and for advanced product applications. Our sales to the flat panel display industry increased $5.4 million, or 41%, from the second quarter of 2004 to the second quarter of 2005, and increased $12.5 million, or 53%, from the first six months of 2004 to the first six months of 2005. Sales for advanced product applications increased $2.8 million, or 18%, from the second quarter of 2004 to the second quarter of 2005, and increased $4.7 million, or 15%, from the first six months of 2004 to the first six months of 2005. The growth in sales for flat panel display and advanced product applications is primarily attributed to order trends and the general expansion of end customer products including large flat panel displays, liquid crystal displays, and applications dependent upon industrial coatings.
     Looking forward to the remainder of 2005, there is no assurance that our revenue will remain consistent with, or increase from, the levels experienced during the three- and six-months ended June 30, 2005. Changes in the macroeconomic environment, semiconductor supply and demand, and other changes that are beyond our control introduce significant uncertainty into our forecasts. Our average selling prices may also decline across all of our markets due to cost reduction initiatives by our major customers.
  GROSS MARGIN
     Our gross margin increased from 34.0% for the second quarter of 2004 to 36.7% for the second quarter of 2005 on 20% lower sales, attributed primarily to our cost reduction measures, including our ongoing efforts to transition our high-volume manufacturing to China and our supply base to high-quality, low-cost Asian suppliers (“Tier 1 Asian suppliers”) and favorable product mix. The transition of our high-volume manufacturing to China has required us to operate duplicative manufacturing facilities and management and procurement teams which during the 2004 periods negatively impacted our gross margin.
     Our gross margin in the second quarter and first six months of 2005 was also positively impacted by 1.7 percentage points, due to our discontinuance of the allocation of human resource and finance department costs to cost of sales. As part of our significant organizational restructuring, we have reviewed all aspects of our management reporting and determined that the continued allocation of such costs was no longer appropriate. In 2005, these costs are recorded in selling, general and administrative expenses. Human resource and finance department costs included in our gross margin represented 1.3 percentage points in the second quarter of 2004, and 1.4 percentage points for the first six months of 2004.
     While we expect the transition of our high-volume manufacturing to China and our increased use of Tier 1 Asian suppliers will continue to improve our gross margins in future periods, factors that could cause our gross margins to be negatively impacted include but are not limited to the following:
•	Cost reduction programs initiated by semiconductor manufacturers and semiconductor capital equipment manufacturers that negatively impact our average selling price;

•	Unanticipated costs to comply with our customers’ strict and extensive requirements, especially related to our China transition and move to Tier 1 Asian suppliers;

•	Costs associated with completing our transition of our volume manufacturing to our Shenzhen, China facility, including costs incurred to operate duplicate manufacturing facilities;

•	Costs associated with completing the transition of the Fort Collins manufacturing facility to focus it on new product design and launch programs, integrated services, low volume legacy products, and advanced manufacturing processes;

•	Warranty costs in excess of historical rates and our expectations;

•	Increased levels of excess and obsolete inventory, either due to market conditions, the introduction of new products by our competitors, or our decision to discontinue certain product lines;

•	Under absorption of overhead due to declining sales levels; and

•	Changes in foreign currency exchange rates that might affect our costs. Currently, a 10% adverse change in exchange rates would have approximately a 3% to 4% adverse impact on reported revenues and expenses.
     Our warranty charges were $2.9 million for the second quarter of 2005 and $3.1 million for the second quarter of 2004. For the first six months of 2005 our warranty charges were $6.0 million compared with $5.5 million for the first six months of 2004. These charges represented approximately 3.3% of our sales for the second quarter of 2005 and 2.9% of our sales for the second quarter of 2004, and 3.4% of our sales for the first six months of 2005 and 2.6% of our sales for the first six months of 2004.
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
     Our research and development expenses were $11.0 million for the second quarter of 2005 and $12.8 million for the second quarter of 2004, and were $22.0 million for the first six months of 2005 and $26.2 million for the first six months of 2004. The decreases in research and development expenses are primarily due to less engineering support needed in connection with our transition of high-volume manufacturing to China and a refocusing of our efforts on the critical platforms that we expect to need in the next five years. As a percentage of sales, research and development expenses increased from 11.8% for the second quarter of 2004 to 12.6% for the second quarter of 2005, and from 12.3% for the first six months of 2004 to 12.7% for the first six months of 2005, primarily due to the lower sales base in 2005. We expect our research and development expenses for the second half of 2005 to be in line with the first half of 2005.
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

     Selling, general and administrative (“SG&A”) expenses were $14.5 million for the second quarter of 2005 and were $15.2 million for the second quarter of 2004. SG&A expenses were $28.0 million for the first six months of 2005 and were $30.2 million for the first six months of 2004. This decrease is primarily due to our cost reduction measures and decreased intangible asset amortization expense, partially offset by the increased allocation of certain costs from cost of sales to SG&A expenses discussed above. As a percentage of sales, SG&A expenses increased from 14.0% in the second quarter of 2004 to 16.6% in the second quarter of 2005 and from 14.1% in the first six months of 2004 to 16.1% in the first six months of 2005, primarily due to the decreased sales and increased regulatory compliance costs. We expect SG&A expenses in the second half of 2005, in dollar terms, to be in line with or slightly higher than the first half of 2005.
  RESTRUCTURING CHARGES
     Our restructuring charges throughout 2004 and 2005 were incurred primarily in conjunction with our ongoing transition of our high-volume manufacturing to Shenzhen, China, and other cost reduction initiatives. Upon completion of the transfer of high-volume manufacturing to Shenzhen, China, which we expect to occur by the end of 2005, we expect to save approximately $10.0 million to $12.0 million annually in labor and related costs at current production volumes, representing the reduced costs primarily in the United States offset by increased costs in China. The expected savings are anticipated to be realized as to approximately $7.0 million in costs of sales, approximately $2.0 million in SG&A and approximately $2.0 million in research and development.
     In the first quarter of 2004, we recorded restructuring charges of approximately $220,000 primarily consisting of the recognition of expense for involuntary employee termination benefits associated with the headcount reduction of 34 employees in our United States operations. These 34 employees were terminated prior to March 31, 2004. In the second quarter of 2004, restructuring charges of approximately $187,000 were recorded primarily consisting of the recognition of expense for involuntary employee termination benefits associated with an additional headcount reduction of 12 employees in our United States operations. These 12 employees were terminated prior to June 30, 2004.
     We recorded restructuring charges of $1.3 million in the first quarter of 2005 related to the involuntary severance of the 212 employees at the Company’s Fort Collins facility and 7 employees in the Company’s European locations. All of such charges relate to separation costs anticipated to be paid to the terminated employees, in cash, by the end of the third quarter of 2005. In the second quarter of 2005, we recorded $1.1 million of restructuring charges, of which $475,000 related to a few headcount reductions in our Japanese and German operations, all of which was paid prior to June 30, 2005, and $589,000 related to the impairment of facilities-related assets in the United States.
     We expect to pay the remaining accrual for employee severance and termination costs of approximately $728,000 by the end of the third quarter of 2005. The remaining facility closing liability is expected to be paid over the remaining lease term expiring at the end of 2006 and is reflected net of expected sublease income of $83,000. Additional charges and cash requirements may be required in the future if the expected sublease income is not realized. In the second half of 2005 we expect restructuring charges of approximately $500,000 as we complete ongoing transition of our high-volume manufacturing to Shenzhen, China.

  OTHER INCOME (EXPENSE)
     Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.
     Interest income was approximately $755,000 in the second quarter of 2005 and $356,000 in the second quarter of 2004. Interest income was approximately $1.4 million in the first six months of 2005 and $785,000 in the first six months of 2004. The increases in interest income were due to our higher level of cash, cash equivalents and marketable securities and increasing interest rates.
     Interest expense consists principally of interest on our convertible subordinated notes, on borrowings under capital lease facilities and senior debt, and amortization of our deferred debt issuance costs. Due to the fixed interest rate on these notes and the unchanged balance outstanding, interest expense was comparable in the 2004 and 2005 periods. For the second quarter of 2005, interest expense was $2.7 million compared to $2.8 million for the second quarter of 2004, and was $5.5 million for the first six months of 2005 and $5.6 million for the first six months of 2004.
     Our foreign subsidiaries’ sales are primarily denominated in currencies other than the United States dollar. We recorded a net foreign currency gain of $131,000 in the second quarter of 2005 and a loss of $21,000 in the second quarter of 2004. We recorded net foreign currency gains of $214,000 for the first six months of 2005 and $80,000 for the first six months of 2004.
     Other income was $1.1 million for the second quarter of 2005 and for the first six months of 2005, due primarily to the gain on sale of certain marketable securities. Other income was $13,000 for the second quarter of 2004 and $1.1 million for the first six months of 2004, consisting primarily of the sale of a portion of a marketable equity security for a gain of $703,000 and the sale of our Noah chiller product line for a gain of $404,000.
  PROVISION FOR INCOME TAXES
     The income tax provision on income from continuing operations for the second quarter of 2005 was $1.4 million, representing an effective tax rate of 30%, and the income tax provision on income from continuing operations for the first six-months of 2005 was $2.0 million, representing an effective tax rate of 33%. The income tax provision for the second quarter of 2004 was $1.9 million, representing an effective tax rate of 29%, and the income tax provision for the first six months of 2004 was $3.6 million, representing an effective rate of 24%. Such provisions are attributed to taxable income generated in foreign jurisdictions.
     During the third quarter of 2003, we recorded valuation allowances against certain of our United States and foreign net deferred tax assets in jurisdictions where we have incurred significant losses. Given such experience, management could not conclude that it was more likely than not that these net deferred tax assets would be realized. Accordingly, management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, was required to place greater weight on our historical results as compared to projections regarding future taxable income. We generated income from continuing operations before taxes of approximately $4.7 million in the second quarter of 2005 and $6.0 million in the first six months of 2005. We generated income from continuing operations before taxes of approximately $6.3 million in the second quarter of 2004 and $15.0 million in the first six months of 2004. We will continue to evaluate the valuation allowance on a quarterly basis, and may in the future reverse some portion or all of our valuation allowance and recognize a reduction in income tax expense. A portion of the valuation allowance relates to the benefit from stock-based compensation. Any reversal of valuation allowance from this item will be reflected as a component of stockholders’ equity.
     When recording acquisitions, we have recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Reversals of valuation allowances recorded in purchase accounting are reflected as a reduction of goodwill in the period of reversal. Valuation allowances established in purchase accounting were reversed with a corresponding reduction in goodwill of approximately $356,000 for the second quarter of 2005, and $1.4 million for the first six months of 2005. Valuation allowances established in purchase accounting were reversed with a corresponding reduction in goodwill of approximately $1.4 million for the second quarter of 2004 and $2.6 million for the first six months of 2004.
     Due to the valuation allowances we recorded in 2003, and expectations of taxable income in foreign jurisdictions, we expect our 2005 effective tax rate on continuing operations excluding certain gains in the United States to be approximately 40% for the second half of 2005, subject to variations in the relative earnings or losses in the tax jurisdictions in which we have operations.
     No income tax provision was recorded on the $2.6 million gain on sale of discontinued operations due to the valuation allowances against certain of our United States net deferred tax assets, as any tax liability on such gain will be offset by our available net operating loss carryforwards with a corresponding adjustment of our United States valuation allowance related to those net operating losses.
     As of June 30, 2005, the Company had a gross federal net operating loss carryforward of approximately $88 million, an alternative minimum tax credit carryforward of approximately $2 million, and research and development credit carryforwards of approximately $4 million, each of which may be available to offset future federal income tax liabilities. The federal net operating loss and research and development credit carryforwards expire at various dates through December 31, 2024, the alternative minimum tax credit carryforward has no expiration date. In addition, as of June 30, 2005, the Company had a gross foreign net operating loss carryforward of $1 million, which may be available to offset future foreign income tax liabilities and expire at various dates through December 31, 2008.
  DISCONTINUED OPERATIONS
     On June 24, 2005, we made a strategic decision to sell the assets of our EMCO product line as it is not critical to our core operations. We recognized a gain on this sale of $2.6 million. The EMCO product line has not represented a significant portion of our operations, with revenues representing from 1.4% to 3.5% of quarterly consolidated sales from 2003 through its sale on June 24, 2005, and represents an insignificant portion of our operating results for all period presented.
Liquidity and Capital Resources
     At June 30, 2005, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $137.8 million, and a credit facility consisting of a $25 million revolving line of credit, none of which was outstanding at June 30, 2005. Advances under the revolving line of credit would bear interest at the prime rate (6.25% at August 5, 2005) minus 1% and would be due and payable in July 2005. Our borrowings under this line of credit agreement are limited based upon letters of credit outstanding under this agreement and the lenders borrowing base calculation, which considers among other factors, our accounts receivable and inventory balances. On July 6, 2005 we entered into an amendment to our line of credit agreement, increasing the revolving line of credit to $40 million, extending the maturity date to July 2006, and amending other terms, including terms related to non-usage fees and financial covenants. If we draw on this line of credit, we would be subject to covenants that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends. We were in compliance with all such covenants at June 30, 2005.
     During the first six months of 2005, our cash, cash equivalents and marketable securities increased $29.8 million from $108.0 million at December 31, 2004. At June 30, 2005, the total amount outstanding under our 5.0% convertible subordinated notes due 2006 and our 5.25%

convertible subordinated notes due 2006 was $187.7 million. Our 5.0% notes with a principal balance of $121.5 million are due September 1, 2006, and our 5.25% notes with a principal balance of $66.2 million are due November 15, 2006. We will be required to repay the notes at maturity, unless we can refinance the debt or the noteholders convert their notes into common stock before the maturity dates. Noteholders will be unlikely to convert their notes unless our stock price rises above the conversion levels of the notes. Our 5.0% Notes are convertible into common stock at $29.83 per share, and our 5.25% Notes are convertible into common stock at $49.53 per share. On August 5, 2005, the closing price of our common stock was $9.65 per share. We therefore do not expect the noteholders to convert their notes prior to maturity. On August 3, 2005, we announced our plan to offer and sell 10 million shares of our common stock in an underwritten public offering. We intend to use a portion of the net proceeds to redeem the 5.25% notes in full.
     We have historically financed our operations and capital requirements through a combination of cash provided by operations, the issuance of long-term debt and common stock, bank loans, capital lease obligations and operating leases. However, with the exception of the first six months of 2005, we have not sustained positive cash flow from operations since 2000.
     Operating activities provided cash of $32.4 million in the first six months of 2005, reflecting our net income of $6.7 million increased by non-cash items of $7.1 million and increased by net working capital changes of approximately $18.6 million. Non-cash items during this period primarily consisted of the following:
•	Depreciation and amortization of $8.7 million;

•	Amortization of deferred debt issuance costs of $550,000;

•	A gain on the sale of discontinued assets of $2.6 million; and

•	A gain on the sale of marketable securities of $1.1 million.

     Net working capital changes during the first six months of 2005 provided cash of $18.6 million and primarily consisted of the following:
•	A $2.2 million decrease in accounts receivable;

•	A $12.7 million decrease in inventory;

•	A $2.9 million decrease in other current assets;

•	A $4.3 million increase in trade accounts payable; and

•	A $2.8 million decrease in customer deposits and other accrued expenses.
     Operating activities used cash of $271,000 in the first six months of 2004, reflecting our net income of $11.4 million increased by non-cash items of $11.5 million and offset by net working capital changes of approximately $23.1 million. Non-cash items during this period primarily consisted of the following:
•	Depreciation and amortization of $9.9 million;

•	Amortization of deferred debt issuance costs of $550,000;

•	Provision for deferred income taxes of $1.9 million;

•	A gain on the sale of our Noah chiller assets of $404,000; and

•	A gain on the sale of a marketable security investment of $703,000.
     Net working capital changes during the first six months of 2004 used cash of $23.1 million and primarily consisted of the following:
•	An increase in accounts receivable of $18.1 million;

•	An increase in inventory of $19.3 million, due to the establishment of our China-based manufacturing facility and increased production volumes to meet customer contractual inventory levels and customer delivery requirements;

•	A $16.7 million increase in trade accounts payable, which was primarily incurred to finance our inventory purchases; and

•	A $4.8 million decrease in customer deposits and other accrued expenses.
     Investing activities used cash of $24,000 in the first six months of 2005, primarily consisting of the net sale of $1.4 million of marketable securities, net proceeds from the sale of discontinued assets of $3.7 million, offset by purchases of property and equipment for $5.1 million. We expect to spend approximately $5 million to $7 million for the purchase of property and equipment during the remainder of 2005. Our planned level of capital expenditures is subject to frequent revisions because our business experiences sudden changes as we move into industry upturns and downturns and expected sales levels change. In addition, changes in foreign currency exchange rates may significantly impact our capital expenditures and depreciation expense recognized in a particular period.

     Investing activities generated cash of $4.1 million in the first six months of 2004 and primarily consisted of the net sale of $9.5 million of marketable securities, proceeds from the sale of our Noah chiller product line of $797,000, and proceeds from the sale of a portion of a marketable security investment of $1.3 million, partially offset by the purchase of equipment for $7.5 million.
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
     Financing activities used cash of $1.7 million in the first six months of 2005, and consisted of the repayment of notes payable and capital leases of $2.1 million, partially offset by proceeds from common stock transactions of $436,000.
     Financing activities used cash of $4.8 million in the first six months of 2004, and consisted of payments on our senior borrowings and capital lease obligations of $6.0 million, partially offset by proceeds from common stock transactions of $1.1 million.
     We expect our financing activities to continue to fluctuate in the future. Our payments under capital lease obligations and senior borrowings may also increase in the future if we enter into additional capital lease obligations or change the level of our bank financing. Our estimated payments under capital lease obligations and senior borrowings for the remainder of 2005 are approximately $1.6 million. However, a significant portion of these obligations are held in countries other than the United States; therefore, future foreign currency fluctuations, especially between the United States dollar and the yen, could cause significant fluctuations in our estimated 2005 payment obligations.
     We believe that cash provided by operations, together with the liquidity provided by existing cash, cash equivalents and marketable securities balances and borrowing capability under our revolving line of credit, will be sufficient to satisfy our liquidity requirements for the next 12 months.
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
     As of the end of the period covered by this report, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures were not effective as of June 30, 2005, because of the material weaknesses disclosed in our 2004 Annual Report on Form 10-K/A filed on July 11, 2005, which are discussed below under the heading “Material Weaknesses.”
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
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, except for steps taken toward remediation of the material weaknesses described immediately below under the heading “Material Weaknesses.”
Material Weaknesses
     Management has identified a material weakness related to the lack of segregation of duties defined within our enterprise resource planning (“ERP”) system, as certain employees have access in our ERP system to record transactions outside of their assigned job responsibilities. Our ERP system is integrated throughout the organization including material foreign locations, with the exception of the Japan locations. The ERP system interacts with most of our major processes including manufacturing, payables, receivables and inventory controls. Management continues to conclude that due to the pervasive nature of this issue it is a material weakness. A discussion of management’s remediation plan for this material weakness follows under the heading “Remediation Plan for Material Weaknesses.”
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

Remediation Plan for Material Weaknesses
     Management has taken the following steps toward remediating the material weakness related to the lack of segregation of duties defined within our ERP system:
•	Reassigned access in the ERP system for each employee to be more consistent with his or her job responsibilities;

•	Reviewed the reassigned access to identify and assess segregation of duties issues;

•	Hired an independent consulting firm to review the reassigned access to determine if the reassigned access establishes appropriate segregation of duties and to advise management accordingly; and

•	Implemented a policy whereby proposed changes to the assigned access for each employee must be reviewed and approved by management prior to implementation to aid in preventing future segregation of duty issues.
     Subsequent to the review of the independent consulting firm and implementing any necessary changes to the assigned access, the Company’s independent registered public accounting firm is expected to perform its assessment of the remediation of the material weakness. Management anticipates that this material weakness will be considered remediated by the end of 2005.
     Management has taken the following steps to remediate the material weakness that consists of the two significant deficiencies in our Japan operations:
•	Assigned a division controller from the corporate headquarters to Japan to provide oversight at the local level. The division controller will replace the financial manager from the corporate headquarters, who was previously assigned to Japan on a more temporary basis; and

•	Developed and began first steps of a plan to implement the corporate ERP system in Japan. The corporate ERP system in Japan will not be fully implemented until the Company completes the transition of its manufacturing operations from Japan to China.
     We anticipate completing the transition of our manufacturing operations from Japan to China during the fourth quarter of 2005 and, accordingly, are scheduled to begin installation of our corporate ERP system in Japan in November 2005. Training, testing and remediation after installation of the corporate ERP system in Japan could take two to four months, assuming unanticipated difficulties are not encountered.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On May 14, 2003, MKS Instruments, Inc. (“MKS”) filed a patent infringement suit against us in the United States District Court in Wilmington, Delaware, alleging that our Xstream™ With Active Matching Network™ products (“Xstream products”) infringe patents held by MKS. On July 23, 2004, a jury returned a verdict against us, finding that our Xstream products infringe three MKS patents. We have made a motion to the court for judgment as a matter of law in our favour notwithstanding the verdict, or in the alternative, a new trial on the question of infringement, as well as for the court to consider our challenge to the validity of MKS’s patents. A trial on our remaining defenses is scheduled to commence on October 31, 2005.
     On June 2, 2004, as a counterpart to the Delaware litigation described above, MKS filed a petition in the District Court in Munich, Germany, alleging infringement by our Xstream products of a German patent owned by MKS, which is a counterpart patent to one of the patents subject to the Delaware litigation. On August 4, 2004, the German court dismissed MKS’s petition and assessed costs of the proceeding against MKS. MKS has refiled an infringement petition in the district court of Mannheim. On April 8, 2005, the Mannheim court issued a judgment of infringement of MKS’s patent, which did not specify damages. No liability is anticipated as the accused product has not been made or sold in Germany. A petition for nullity of MKS’s patent is still pending before the German Federal Patent Court.
     On July 12, 2004, we filed a complaint in the United States District Court for the District of Delaware against MKS alleging that MKS’s Astron reactive gas source products infringe our United States Patent No. 6,046,546. The case was voluntarily dismissed on March 11, 2005 under an agreement that leaves us free to refile our claims upon conclusion of MKS’s lawsuit against our Xstream products.
     For a description of the material pending legal proceedings to which we are a party, please see our 2004 Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 11, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2005 Annual Meeting of Stockholders on Wednesday, May 4, 2005, to vote on four proposals. Proxy statements were sent to all shareholders. The first proposal was for the election of the following six directors: Douglas S. Schatz, Richard P. Beck, Hans-Georg Betz, Joseph R. Bronson, Barry Z. Posner and Elwood Spedden. All six directors were elected with the following votes tabulated:

	Total Vote for	Total Vote Withheld
Name of Director	Each Director	from Each Director
Mr. Schatz	29,206,393	1,225,107
Mr. Beck	29,676,052	755,448
Dr. Betz	29,682,761	748,739
Mr. Bronson	29,681,526	749,974
Dr. Posner	29,151,722	1,279,778
Mr. Spedden	29,152,438	1,279,062
     The second proposal was to increase the total number of shares of common stock available for issuance under the Employee Stock Purchase Plan from 400,000 shares to 500,000 shares. The increase was ratified, with the following votes tabulated:

For	Against	Abstain	Broker Non-Vote
24,478,120	644,958	12,102	5,296,321
     The third proposal was to increase the total number of shares of common stock available for issuance under the 2003 Non-Employee Directors’ Stock Option Plan from 150,000 shares to 250,000 shares. The increase was ratified, with the following votes tabulated:

For	Against	Abstain	Broker Non-Vote
23,144,039	1,981,082	10,059	5,296,321
     The fourth proposal was to approve the appointment of Grant Thornton LLP as the independent registered public accounting firm of Advanced Energy Industries, Inc., for 2005. The appointment of Grant Thornton LLP was ratified, with the following votes tabulated:

For	Against	Abstain	Broker Non-Vote
30,405,159	9,931	16,411	—
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
(a) Exhibits:
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	By-laws. (2)

10.1	Loan Modification Agreement dated May 20, 2005 by and between Silicon Valley Bank and Advanced Energy Industries, Inc.(3)

10.2	Offer Letter to Hans-Georg Betz dated June 30, 2005.(4)

10.3	Executive Change in Control Severance Agreement dated June 30, 2005 by and between Advanced Energy Industries, Inc. and Hans-Georg Betz.(4)

31.1	Certification of the Chief Executive Officer Pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 25, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 6, 2005.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

/s/ Michael El-Hillow

Dated: August 9, 2005	Michael El-Hillow
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	By-laws. (2)

10.1	Loan Modification Agreement dated May 20, 2005 by and between Silicon Valley Bank and Advanced Energy Industries, Inc.(3)

10.2	Offer Letter to Hans-Georg Betz dated June 30, 2005.(4)

10.3	Executive Change in Control Severance Agreement dated June 30, 2005 by and between Advanced Energy Industries, Inc. and Hans-Georg Betz.(4)

31.1	Certification of the Chief Executive Officer Pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 25, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 6, 2005.