Form 10-Q
period 2005-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2005-11-07
CIK 927003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of October 26, 2005, there were 44,371,141 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$51,824	$38,404
Marketable securities	4,032	69,578
Accounts receivable, net	72,094	72,053
Inventories, net	55,849	73,224
Other current assets	2,221	6,140

Total current assets	186,020	259,399

PROPERTY AND EQUIPMENT, net	41,347	44,746

OTHER ASSETS:
Deposits and other	4,559	6,468
Goodwill	62,481	68,276
Other intangible assets, net	9,351	12,032
Customer service equipment, net	2,754	2,968
Deferred debt issuance costs, net	—	2,086
Deferred income tax assets, net	1,748	—

Total assets	$308,260	$395,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$25,470	$17,683
Accrued payroll and employee benefits	8,613	7,788
Income taxes payable	3,665	2,974
Other accrued expenses	14,924	17,191
Customer deposits and deferred revenue	830	662
Senior borrowings and capital leases, current portion	2,440	3,726
Accrued interest payable on convertible subordinated notes	—	2,460

Total current liabilities	55,942	52,484

LONG-TERM LIABILITIES:
Senior borrowings and capital leases, net of current portion	2,788	4,679
Deferred income tax liabilities, net	—	3,709
Convertible subordinated notes payable	—	187,718
Other long-term liabilities	2,173	2,407

Total liabilities	60,903	250,997

Commitments and contingencies

STOCKHOLDERS’ EQUITY	247,357	144,978

Total liabilities and stockholders’ equity	$308,260	$395,975

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2005	2004
SALES	$81,975	$93,550
COST OF SALES	51,635	63,810

Gross profit	30,340	29,740

OPERATING EXPENSES:
Research and development	10,537	12,576
Selling, general and administrative	14,104	15,474
Restructuring charges	210	(165)
Litigation settlement	3,000	—

Total operating expenses	27,851	27,885

INCOME FROM OPERATIONS	2,489	1,855

OTHER INCOME (EXPENSE):
Interest income	1,129	414
Interest expense	(2,600)	(2,727)
Foreign currency (loss) gain	(181)	354
Debt extinguishment expense	(3,180)	—
Other income (expense), net	36	(35)

Total other expense	(4,796)	(1,994)

Loss before income taxes	(2,307)	(139)
Provision for income taxes	(1,584)	(997)

NET LOSS	$(3,891)	$(1,136)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.03)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	38,366	32,674
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2005	2004
SALES	$255,501	$306,906
COST OF SALES	164,038	201,790

Gross profit	91,463	105,116

OPERATING EXPENSES:
Research and development	32,568	38,795
Selling, general and administrative	42,063	45,660
Restructuring charges	2,540	242
Litigation settlement	3,000	—

Total operating expenses	80,171	84,697

INCOME FROM OPERATIONS	11,292	20,419

OTHER INCOME (EXPENSE):
Interest income	2,525	1,199
Interest expense	(8,081)	(8,280)
Foreign currency gain	33	434
Debt extinguishment expense	(3,180)	—
Other income, net	1,101	1,081

Total other expense	(7,602)	(5,566)

Income from continuing operations before income taxes	3,690	14,853
Provision for income taxes	(3,543)	(4,595)

INCOME FROM CONTINUING OPERATIONS	147	10,258

Gain on sale of discontinued assets	2,645	—
Provision for income taxes	—	—

INCOME FROM DISCONTINUED OPERATIONS	2,645	—

NET INCOME	$2,792	$10,258

NET INCOME PER BASIC SHARE:
Income from continuing operations	$0.00	$0.31
Income from discontinued operations	0.08	—

BASIC EARNINGS PER SHARE	$0.08	$0.31

NET INCOME PER DILUTED SHARE:
Income from continuing operations	$0.00	$0.31
Income from discontinued operations	0.08	—

DILUTED EARNINGS PER SHARE	$0.08	$0.31

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	34,639	32,633
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	34,932	33,233
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,792	$10,258
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation and amortization	12,957	14,028
Amortization of deferred debt issuance costs	809	825
Amortization of deferred compensation	229	60
Provision for deferred income taxes	337	2,017
Loss on disposal of property and equipment	658	599
Debt extinguishment expenses	3,180	—
Gain on sale of Noah chiller assets	—	(404)
Gain on sale of discontinued assets	(2,645)	—
Gain on sale of marketable securities	(1,099)	(703)
Changes in operating assets and liabilities —
Accounts receivable, net	(3,437)	(13,081)
Inventories, net	15,542	(26,742)
Other current assets	3,372	(116)
Deposits and other	(16)	282
Demonstration and customer service equipment	(1,761)	(1,342)
Trade accounts payable	8,787	9,144
Accrued payroll and employee benefits	1,014	2,391
Customer deposits, deferred revenue and other accrued expenses	(4,015)	(7,061)
Income taxes payable/receivable, net	1,304	2,792

Net cash provided by (used in) operating activities	38,008	(7,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities transactions, net	67,905	19,167
Proceeds from sale of assets	3,685	2,088
Purchase of property and equipment	(8,032)	(12,543)

Net cash provided by investing activities	63,558	8,712

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	1,564
Payments on convertible subordinated notes	(189,816)	—
Payments on senior borrowings and capital lease obligations	(2,752)	(7,314)
Proceeds from common stock transactions, net	106,397	1,235

Net cash used in financing activities	(86,171)	(4,515)

EFFECT OF CURRENCY TRANSLATION ON CASH	(1,975)	(82)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,420	(2,938)
CASH AND CASH EQUIVALENTS, beginning of period	38,404	41,522

CASH AND CASH EQUIVALENTS, end of period	$51,824	$38,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,732	$8,232

Cash paid for income taxes, net	$2,111	$88

Assets sold for note receivable	$—	$1,842

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments, consisting of only normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at September 30, 2005 and December 31, 2004, and the results of their operations for the three- and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004.
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
     NEW ACCOUNTING PRONOUNCEMENTS — In December 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as SFAS No. 123(R), “Share Based Compensation.” This statement replaces SFAS No. 123, amends SFAS No. 95, “Statement of Cash Flows”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all share-based awards granted, and to awards modified, repurchased or cancelled after the required effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, adjusted for expected forfeitures. Additionally, SFAS No. 123(R) will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. SFAS No. 123(R) will be effective for the first annual period beginning after June 15, 2005, which is the Company’s fiscal year beginning January 1, 2006. The Company anticipates adopting the provisions of SFAS No. 123(R) using a modified prospective application. This statement is expected to have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense in the consolidated statement of operations rather than disclose the impact within its notes to the consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will be applied on a prospective basis by the Company for the fiscal year beginning January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material affect on the Company’s financial position and results of operations.
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
     REVENUE RECOGNITION — The Company’s standard shipping term is freight on board (“FOB”) shipping point, for which revenue is recognized upon shipment of its products, at which time title passes to the customer, the price is fixed and collectability is reasonably assured. For certain customers, the Company has FOB destination terms, for which revenue is recognized upon receipt of the products by the customer, at which time title passes to the customer, the price is fixed and collectability is reasonably assured. Revenues from contracts that contain customer acceptance provisions are deferred until customer acceptance occurs. Generally, the Company does not have obligations to its customers after its products are shipped under FOB shipping point terms, after its products are received by customers under FOB destination terms, and after the products are accepted by customers under contractual acceptance provisions, other than pursuant to warranty obligations. In limited instances, the Company provides installation of its products. In accordance with Emerging Issues Task Force (“EITF”) Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables”, the Company allocates revenue based on the fair value of the delivered item, generally the product, and the undelivered item, installation, based on their respective fair values. Revenue related to the undelivered item is deferred until the services have been completed. In certain limited instances, some of the Company’s customers have negotiated product acceptance provisions relative to specific orders. Under these circumstances, the Company defers revenue recognition until the related acceptance provisions have been satisfied. Revenue deferrals are reported as customer deposits and deferred revenue in the condensed consolidated balance sheets.
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
     WARRANTY POLICY — The Company offers warranty coverage for its products for periods typically ranging from 12 to 24 months after shipment. The Company estimates the anticipated costs of repairing products under warranty based on the historical or expected cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated quarterly, at a minimum, in light of actual experience and, when appropriate, the accruals are adjusted. The Company’s determination of the appropriate level of warranty accrual is based on estimates. The industries in which the

Company operates are subject to rapid technological change and, as a result, the Company periodically introduces newer, more complex products, which tend to result in increased warranty costs. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the condensed consolidated statements of operations.
     The following table summarizes the activity in the Company's warranty reserve during the three- and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Balance at beginning of period	$6,881	$6,431	$6,791	$6,612
Provisions	2,407	2,203	8,374	7,662
Usages	(2,835)	(2,368)	(8,712)	(8,008)

Balance at end of period	$6,453	$6,266	$6,453	$6,266

     STOCK-BASED COMPENSATION – At September 30, 2005, the Company had three active stock-based compensation plans, which are more fully described in Note 18 of the Company’s Form 10-K/A for the year ended December 31, 2004. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. APB Opinion No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. With the exception of certain options granted in 1999 and 2000 by a shareholder of Sekidenko, Inc., prior to its acquisition by the Company, all options granted under these plans have an exercise price no less than the market value of the underlying common stock on the date of grant, therefore no stock-based compensation cost is reflected in the Company’s results of operations. The Company records compensation expense related to the grants of restricted stock units, over the period the units vest, typically four years. Had compensation cost for the Company’s plans been determined consistent with the fair value-based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net (loss) income would have changed to the following adjusted amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net (loss) income:
As reported	$(3,891)	$(1,136)	$2,792	$10,258
Adjustment for stock-based compensation determined under fair value based method for all awards (a), (b)	(2,022)	(3,384)	(6,012)	(9,067)
Adjustment for compensation expense recognized in net income (a)	134	—	273	60

As adjusted	$(5,779)	$(4,520)	$(2,947)	$1,251

Basic earnings per share:
As reported	$(0.10)	$(0.03)	$0.08	$0.31
As adjusted	(0.15)	(0.14)	(0.09)	0.04

Diluted earnings per share:
As reported	$(0.10)	$(0.03)	$0.08	$0.31
As adjusted	(0.15)	(0.14)	(0.09)	0.04

(a)	Compensation expense in 2005 and 2004 is presented prior to income tax effects due to the Company fully reserving against the related deferred tax asset.

(b)	Cumulative compensation cost recognized with respect to options that are forfeited prior to vesting is reflected as a reduction of compensation expense in the period of forfeiture. Compensation expense related to awards granted under the Company’s employee stock purchase plan is estimated until the period in which settlement occurs, as the number of shares of common stock awarded and the purchase price are not known until settlement.

     For SFAS No. 123 purposes, the fair value of each option grant and purchase right granted under the Employee Stock Purchase Plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
OPTIONS:
Risk-free interest rates	4.2%	3.1%	3.7%	3.0%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	4.9 years	3.1 years	3.7 years	3.0 years
Expected volatility	77.8%	74.7%	74.0%	75.8%

ESPP:
Risk-free interest rates	3.1%	1.4%	2.7%	1.3%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	59.2%	63.9%	61.0%	68.2%
     Based on the Black-Scholes option pricing model, the weighted-average estimated fair value of stock option grants was $6.22 and $6.01 for the three months ended September 30, 2005 and 2004, respectively, and was $4.58 and $9.23 for the nine months ended September 30, 2005 and 2004, respectively. The weighted-average estimated fair value of purchase rights granted under the ESPP was $3.11 and $5.10 for the three months ended September 30, 2005 and 2004, respectively, and was $2.96 and $5.26 for the nine months ended September 30, 2005 and 2004, respectively.
     The total fair value of options granted was computed to be approximately $870,000 and $2.2 million for the three-month periods ended September 30, 2005 and 2004, respectively. The total fair value of options granted for the nine-month periods ended September 30, 2005 and 2004, was computed to be approximately $2.0 million and $9.7 million, respectively. These amounts are amortized ratably over the vesting period of the options for the purpose of calculating the pro forma disclosure above. The number of stock options exercised during the three month periods ended September 30, 2005 and 2004 was approximately 25,000 and 8,000, respectively, at a weighted average exercise price per share of $8.18 and $9.51, respectively. The number of stock options exercised during the nine month periods ended September 30, 2005 and 2004 was approximately 81,000 and 87,000, respectively, at a weighted average exercise price per share of $7.78 and $10.45, respectively.
     The Company granted approximately 51,000 restricted stock units to certain employees during the three-month period ended September 30, 2005, and 283,000 over the nine-month period September 30, 2005. The Company did not grant any restricted stock units in 2004. Upon granting of these units, deferred compensation representing an estimate of the units expected to vest at the market value at the date of grant is recorded in shareholders’ equity and subsequently amortized over the periods during which the units vest, generally 4 years. Amortization of deferred compensation relating to the restricted stock units of $90,000 and $229,000 was recorded for the three-month and nine-month periods ended September 30, 2005, respectively.
     The Company will adopt the provisions of SFAS No. 123(R) as of January 1, 2006, as further discussed under the heading “New Accounting Pronouncements” above. The adoption of this statement is expected to have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense in the consolidated statement of operations rather than disclose the impact within its notes to the consolidated financial statements.
     On October 18, 2005, the Board of Directors of the Company approved the acceleration of the vesting of certain stock options. Vesting was accelerated for those options outstanding as of October 18, 2005 that have exercise prices of $15.00 per share or higher. The closing price of the Company’s common stock on October 18, 2005 was $10.69 per share. As a result, options to purchase approximately 624,000 shares of common stock that would otherwise have vested over the next 30 months became fully vested. As of

October 18, 2005, options to purchase 3.8 million shares of the Company’s common stock were outstanding. Unvested options totaling 852,000 that have an exercise price less than $15.00 per share that were outstanding as of October 18, 2005 will continue to vest on their normal schedule. The Board of Directors determined to accelerate the vesting of these options principally to reduce future compensation expense that would otherwise be required to be recorded in the statement of operations in periods following the Company’s adoption of SFAS No. 123(R).
     INCOME TAXES — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. During the third quarter of 2003, the Company recorded valuation allowances against certain of its United States and foreign net deferred tax assets in jurisdictions where the Company has incurred significant losses. Given such experience, the Company’s management could not conclude that it was more likely than not that these net deferred tax assets would be realized. Accordingly, the Company’s management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, was required to place greater weight on the Company’s historical results as compared to projections regarding future taxable income. The Company will continue to evaluate its valuation allowance on a quarterly basis, and may in the future reverse some portion or all of its valuation allowance and recognize a reduction in income tax expense or increase its valuation allowance for previously unreserved assets and recognize an increase in income tax expense. A portion of the valuation allowance relates to the benefit from stock-based compensation. Any reversal of the valuation allowance for this item will be reflected as an increase in additional paid in capital. When recording acquisitions, the Company has recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. Any reversal of the valuation allowances recorded in purchase accounting is reflected as a reduction of goodwill in the period of reversal.
     COMMITMENTS AND CONTINGENCIES — The Company is involved in disputes and legal actions arising in the normal course of its business. While the Company believes that the amount of any ultimate potential loss will not be material to its financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in an inability to ship products or components found to have violated third-party patent rights. The Company accrues loss contingencies in connection with its commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.
     GOODWILL AND OTHER INTANGIBLE ASSETS — Goodwill represents the excess of the cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses.
     Goodwill and certain other intangible assets with indefinite lives are not amortized. Instead, goodwill and other indefinite-lived intangible assets are subject to periodic tests for impairment. The Company performs the annual test for impairment during the fourth quarter. For the periods presented, the Company does not have any indefinite-lived intangible assets, other than goodwill. Impairment testing is performed in two steps: (i) the Company assesses goodwill for potential impairment by comparing the fair value of its reporting unit with its carrying value, and (ii) if potential impairment is indicated because the reporting unit’s fair value is less than its carrying amount, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.
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
     The following table summarizes the components of the restructuring charges, the payments and non-cash items, and the remaining accrual as of September 30, 2005:

	Employee
	Severance and	Facility	Impairment	Total
	Termination	Closure	of Facility-	Restructuring
	Costs	Costs	related Assets	Charges
	(In thousands)
December 31, 2003 balance	$560	$2,615	$—	$3,175

First quarter charge	220	—	—	220
Second quarter charge	187	—	—	187
Third quarter charge	57	31	—	88
Third quarter reversal	(127)	(126)	—	(253)
Fourth quarter charge	3,639	31	—	3,670

Total net restructuring charges 2004	3,976	(64)	—	3,912
Payments in 2004	(1,243)	(1,430)	—	(2,673)

December 31, 2004 balance	3,293	1,121	—	4,414

First quarter charge	1,262	—	—	1,262
Second quarter charge	475	4	589	1,068
Third quarter charge	202	31	157	390
Third quarter reversal	(180)	—	—	(180)
Payments in 2005	(4,951)	(574)	—	(5,525)
Write-off of facility-related assets in 2005	—	—	(746)	(746)

September 30, 2005 balance	$101	$582	$—	$683

     In the fourth quarter of 2004, the Company recorded restructuring charges of $3.7 million, which primarily consisted of employee severance and termination costs associated with the involuntary severance of 212 employees, including 60 agency employees, at the Company’s Fort Collins facility. The need to reduce headcount in Fort Collins resulted primarily from the transfer of a substantial portion of the Company’s manufacturing operations to Shenzhen, China. Related to this operational restructuring, and the transition of certain product lines from certain of the Company’s locations in Europe and Japan, the Company recorded restructuring charges for employee severance and termination costs of $1.3 million in the first quarter of 2005, $475,000 in the second quarter of 2005 and $202,000 in the third quarter of 2005. These charges are associated with 215 employees in the United States, 11 employees in Europe and three employees in Japan. With the exception of three employees in the United States, all of these employee severance and termination costs have been paid as of September 30, 2005. Through the transition of the Company’s manufacturing operations from the Fort Collins facility to Shenzhen, China, the Company recognized the need to retain 11 employees considered in the original reserve, and therefore in the third quarter of 2005 restructuring reserves of $180,000 have been reversed. The Company expects to pay the remaining accrual for employee severance and termination costs of approximately $101,000 by the end of the fourth quarter of 2005.
     Impairments of facility-related assets were recorded in the second quarter of 2005 for $589,000 in the United States and in the third quarter of 2005 for $157,000 in Japan, as a result of consolidation of certain of the Company’s facilities.
     The remaining facility closure cost liability is expected to be paid over the remaining lease term expiring at the end of 2006 and is reflected net of expected sublease income of $79,000.
(3) INCOME TAXES
     As of September 30, 2005, the Company had a gross federal net operating loss carryforward of approximately $102 million, of which approximately $12 million is restricted to offset income from the Aera mass flow controller United States’ operation, an alternative minimum tax credit carryforward of approximately $2 million, and research and development credit carryforwards of approximately $4 million, each of which may be available to offset future federal income tax liabilities. The federal net operating loss and research and development credit carryforwards expire at various dates through December 31, 2024, and the alternative minimum tax credit carryforward has no expiration date. The Company is unable to provide a tax benefit from its net operating loss carryforward because it has not demonstrated sustained profitability in the United States. In addition, as of September 30, 2005, the Company had a gross foreign net operating loss carryforward of $2.1 million, which may be available to offset future foreign income tax liabilities and expires at various dates through December 31, 2008.
     The income tax provision on the loss before income taxes was $1.6 million for the third quarter of 2005 and represents a negative effective tax rate of 69%, and the income tax provision on the loss before income taxes was $997,000 for the third quarter of 2004 and represents a negative effective rate of 717%. The income tax provision on income from continuing operations was $3.5 million for the first nine months of 2005 and represents an effective tax rate of 96% and the income tax provision on income from continuing operations was $4.6 million for the first nine months of 2004 and represents an effective rate of 31%. The changes in the effective tax rate from the 2004 periods to the 2005 periods are due to taxable income earned in certain foreign jurisdictions and losses in the United States which receive no corresponding tax benefit due to valuation allowances.
(4) DISCONTINUED OPERATIONS
     On June 24, 2005, the Company sold the assets of its EMCO product line to an unrelated third party for net cash proceeds of $3.7 million, as this product line was not critical to the Company’s core operations. The sale included assets with a book value of approximately $663,000, comprised of $515,000 of accounts receivable, $71,000 of inventory, $42,000 of fixed assets, and $35,000 of prepaid expenses, and liabilities of approximately $94,000. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill of $471,000 was allocated to the sale based upon its estimated fair value relative to the portion of the reporting unit that will be retained. The Company recognized a gain on the sale of $2.6 million, which is recorded in discontinued operations in the statement of operations. The EMCO product line did not represent a significant portion of the Company’s operations, with revenues representing from 1.4% to 3.5% of quarterly consolidated sales from 2003 through its sale on June 24, 2005. Due to the insignificant impact of the EMCO product line on the Company’s results of operations, such results are included in income from operations in the accompanying condensed consolidated statements of operations.

(5) MARKETABLE SECURITIES
     MARKETABLE SECURITIES consisted of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Commercial paper	$1,900	$43,459
Municipal bonds and notes	—	20,332
Institutional money markets	2,132	5,787

Total marketable securities	$4,032	$69,578

     These marketable securities are classified as available-for-sale and are stated at period end market value. The commercial paper consists of high credit quality, short-term preferreds with maturities or reset dates of approximately 120 days.
(6) ACCOUNTS RECEIVABLE
     ACCOUNTS RECEIVABLE consisted of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Domestic	$21,675	$16,612
Foreign	45,197	51,047
Allowance for doubtful accounts	(969)	(1,049)

Trade accounts receivable	65,903	66,610
Other	6,191	5,443

Total accounts receivable	$72,094	$72,053

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

	September 30,	December 31,
	2005	2004
	(In thousands)
Parts and raw materials	$41,861	$54,069
Work in process	5,557	4,491
Finished goods	8,431	14,664

Total inventories	$55,849	$73,224

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consisted of the following as of September 30, 2005:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
	(In thousands, except weighted-average useful life)
Other intangible assets:
Technology-based	$7,000	$1,413	$(6,010)	$2,403	5
Contract-based	1,200	221	(1,421)	—	4
Trademarks and other	8,500	1,908	(3,460)	6,948	17

Total other intangible assets	16,700	3,542	(10,891)	9,351	11

Goodwill	53,452	9,029	—	62,481

Total goodwill and other intangible assets	$70,152	$12,571	$(10,891)	$71,832

     Goodwill and other intangible assets consisted of the following as of December 31, 2004:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
	(In thousands, except weighted-average useful life)
Other intangible assets:
Technology-based	$7,304	$1,741	$(5,290)	$3,755	6
Contract-based	1,200	222	(1,386)	36	4
Trademarks and other	8,500	2,689	(2,948)	8,241	17

Total other intangible assets	17,004	4,652	(9,624)	12,032	11

Goodwill	55,104	13,172	—	68,276

Total goodwill and other intangible assets	$72,108	$17,824	$(9,624)	$80,308

     When recording acquisitions, the Company has recorded income tax valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. For the nine months ended September 30, 2005, due to the utilization of these net operating losses, approximately $1.2 million of the valuation allowances established in purchase accounting were reversed, with a corresponding reduction in goodwill.
     Aggregate amortization expense related to other intangibles was $504,000 in the third quarter of 2005 and $1.1 million in the third quarter of 2004, and was approximately $1.6 million for the nine-month period ended September 30, 2005 and $3.4 million for the nine-month period ended September 30, 2004. Estimated amortization expense related to the Company’s acquired intangibles fluctuates with changes in foreign currency exchange rates between the United States dollar and the Japanese yen and the euro. Estimated amortization expense related to acquired intangibles for each of the five years 2005 through 2009 is as follows:

Estimated
Amortization
Expense
(in thousands)
2005	$2,173
2006	2,016
2007	1,009
2008	876
2009	474

(9) STOCKHOLDERS’ EQUITY
     STOCKHOLDERS’ EQUITY consisted of the following (in thousands, except par value):

	September 30,	December 31,
	2005	2004
	(In thousands)
Common stock, $0.001 par value, 70,000 shares authorized, 44,365 and 32,760 shares issued and outstanding, respectively	$44	$33
Additional paid-in capital	252,478	144,500
Retained deficit	(10,003)	(12,795)
Deferred compensation	(1,365)	—
Unrealized holding gains on available-for-sale securities, net of tax	746	1,051
Cumulative translation adjustments, net of tax	5,457	12,189

Total stockholders’ equity	$247,357	$144,978

     On August 17, 2005, the Company issued 10 million shares of common stock at a price of $9.75 per share pursuant to an underwritten public offering. On August 22, 2005, the Company issued an additional 1.5 million shares of common stock at the same price, pursuant to the underwriters’ exercise of their over-allotment option. Proceeds from this offering of 11.5 million shares of common stock were approximately $105.5 million, net of the underwriters’ discount and offering expenses of approximately $6.6 million. The net proceeds were used to fully redeem the Company’s 5.25% convertible subordinated notes due 2006, and toward the full redemption of the Company’s 5.0% convertible subordinated notes due 2006. See Note 11 for additional details of the redemption of the Company’s convertible subordinated notes.
(10) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the Company consists of net income (loss), foreign currency translation adjustments and net unrealized holding gains on available-for-sale marketable securities as presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(3,891)	$(1,136)	$2,792	$10,258
Adjustment to arrive at comprehensive net (loss) income, net of taxes:

Unrealized holding gain (loss) on available-for-sale marketable securities	226	(651)	185	(317)
Reclassification adjustment for amounts included in net income related to sales of securities	—	—	(490)	(294)

Cumulative translation adjustments	(1,162)	(91)	(6,732)	(1,082)

Comprehensive (loss) income	$(4,827)	$(1,878)	$(4,245)	$8,565

(11) CONVERTIBLE SUBORDINATED NOTES PAYABLE
     Convertible subordinated notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
5.25% convertible subordinated notes due November 15, 2006	$—	$66,218
5.00% convertible subordinated notes due September 1, 2006	—	121,500

Total convertible subordinated notes	$—	$187,718

     Using a portion of the $105.5 million in net proceeds from the Company’s public offering of 11.5 million shares of common stock during the third quarter of 2005, the Company redeemed in full the 5.25% convertible subordinated notes due November 15, 2006. This redemption consisted of a $66.2 million principal payment, $883,000 for redemption premium, and $1.1 million for interest through the redemption date.
     After the redemption of the 5.25% convertible subordinate notes, proceeds from the public offering of approximately $37.3 million remained. These proceeds plus $88.9 million of cash, cash equivalents and marketable securities were used to redeem in full the 5.0% convertible subordinated notes due September 1, 2006. This redemption consisted of a $121.5 million principal payment, $1.2 million for redemption premium, and $3.5 million for interest through the redemption date.
     Debt extinguishment expense recorded in the condensed consolidated statements of operations of $3.2 million is comprised of $2.1 million for redemption premium, discussed above, and $1.1 million for the write-off of deferred debt issuance costs.
(12) COMMITMENTS AND CONTINGENCIES
     The Company has inventory purchase commitments of approximately $1.3 million for the remainder of 2005 and $2.5 million for 2006 of parts, components and subassemblies from various suppliers. These inventory purchase obligations consist of minimum purchase commitments to ensure the Company has an adequate supply of critical components to meet the demand of its customers. The Company believes that these purchase commitments will be consumed in its on-going operations in the respective periods.
     The Company has also committed to advance up to $850,000 to a privately held company in exchange for an exclusive intellectual property license. The amount and timing of this advance is dependent upon the privately held company achieving certain development milestones. As of September 30, 2005, approximately $318,000 has been advanced under this agreement, which was recorded within research and development expense in the condensed consolidated statement of operations.
DISPUTES AND LEGAL ACTIONS
     The Company is involved in disputes and legal actions arising in the normal course of its business. The Company’s most significant legal actions have involved the application of patent law to complex technologies and intellectual property. The determination of whether such technologies infringe upon the Company’s or others’ patents can be highly subjective. This subjectivity introduces substantial additional risk with regard to the outcome of the Company’s disputes and legal actions related to intellectual property. In the event of any adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial position or reported results of operations in a particular period. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company’s inability to ship products or components found to have violated third-party patent rights. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

     In April 2003, the Company filed a claim in the United States District Court for the District of Colorado seeking a declaratory ruling that its plasma source products Xstream™ With Active Matching Network™ (“Xstream products”) were not in violation of patents held in the United States by MKS Instruments, Inc. (“MKS”). This case was transferred by the Colorado court to the United States District Court for the District of Delaware for consolidation with a patent infringement suit filed in that court by MKS in May 2003, alleging that the Company’s Xstream products infringe five patents held by MKS. On July 23, 2004, a jury returned a verdict of infringement of three MKS patents, which did not stipulate damages. On October 3, 2005, the Company executed a settlement agreement with MKS resolving all pending claims involving the Xstream products and all other toroidal plasma generator products. Pursuant to the settlement agreement, the Company paid $3.0 million in cash to MKS, which was accrued in the condensed consolidated statement of operations as of September 30, 2005. The Company also stipulated to a final judgment of infringement and an injunction prohibiting the Company from making, using, selling, offering to sell, or importing into the United States, or any country in which a counterpart patent exists, its Xstream products and all other toroidal plasma generator products, except as permitted under the settlement agreement. Sales of these products have accounted for less than 5% of the Company’s total sales each year since introduction of the products.
     On June 2, 2004, MKS filed a petition in the District Court in Munich, Germany, alleging infringement by the Company’s Xstream products of a counterpart German patent owned by MKS. On August 4, 2004, this court dismissed MKS’s petition and assessed costs of the proceeding against MKS. MKS refiled an infringement petition in the District Court of Mannheim. On April 8, 2005, the Mannheim court issued a judgment against the Company for infringement of MKS’s patent, which did not specify damages. The action was dismissed pursuant to the settlement agreement referenced above in connection with the Xstream products litigation in the United States. A petition for invalidity of MKS’s patent brought by the Company was also dismissed.
     On July 12, 2004, the Company filed a complaint in the United States District Court for the District of Delaware against MKS alleging that MKS’s Astron reactive gas source products infringe Advanced Energy’s United States Patent No. 6,046,546. The case was voluntarily dismissed on March 11, 2005 under an agreement that left the Company free to refile its claims upon conclusion of MKS’s lawsuit against the Company’s Xstream products. Pursuant to the settlement agreement referenced above in connection with the Xstream products litigation, the Company agreed to not refile its claims related to MKS’s Astron reactive gas source products.
     On June 8, 2005, the Korean Customs Service (“KCS”) issued a Pre-Taxation Notification concerning back duties and value added taxes allegedly owed on goods imported by the Company’s Korean subsidiary, Advanced Energy Industries Korea, Inc., during the five year period ended June 8, 2005. On June 27, 2005, the Company protested the notifications on the grounds that the assessment was unwarranted and based on a misapplication of international tariff rules. On September 9, 2005, the KCS rejected the protest brought by the Company. Beginning on September 19, 2005 the KCS issued a series of taxation notices for duties and penalties owed of approximately $2.2 million. In order to appeal the assessment to the Korean National Tax Tribunal, an independent review board of the Korean Ministry of Finance and Economy, the Company must pay the taxation notices. Although the Company has elected to pay the taxation notices in order to appeal the assessment, the Company does not believe such amounts represent a probable expense and therefore has not accrued such in the condensed consolidated statement of operations. The Company currently believes that the amount of any ultimate loss will not have a material adverse effect on the Company’s financial position or reported results of operations.
(13) EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable, stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive. As of September 30, 2005 and 2004, stock options and restricted stock units totaling approximately 4.0 million and 4.6 million, respectively, were outstanding. Of these amounts, 3.0 million shares for the nine month periods ended September 30, 2005 and 2004 are not included in the computation of diluted earnings per share because the effect of including such options in the computation would be anti-dilutive. Due to the Company’s net loss for the three months ended September 30, 2005 and 2004, basic and diluted EPS are the same, as the assumed conversion of all potentially dilutive securities would be anti-dilutive. For the three and nine months ended September 30, 2005 and 2004, the affect of potential conversion of the Company’s convertible subordinated notes payable was not included in this computation because to do so would be anti-dilutive.
     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004
(Loss) earnings per common share—basic
Net (loss) income	$(3,891)	$(1,136)	$2,792	$10,258
Weighted average common shares outstanding	38,366	32,674	34,639	32,633

(Loss) earnings per common share—basic	$(0.10)	$(0.03)	$0.08	$0.31

(Loss) earnings per common share—assuming dilution
Net (loss) income	$(3,891)	$(1,136)	$2,792	$10,258
Weighted average common shares outstanding	38,366	32,674	34,639	32,633
Effect of dilutive securities:
Stock options and restricted stock units	—	—	293	600
Convertible subordinated debt	—	—	—	—

Potentially dilutive common shares	—	—	293	600

Adjusted weighted average common shares outstanding	38,366	32,674	34,932	33,233

(Loss) earnings per common share—assuming dilution	$(0.10)	$(0.03)	$0.08	$0.31

(14) FOREIGN OPERATIONS
     The Company has operations in the United States, Europe and Asia Pacific. The following is a summary of the Company’s operations by region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Sales (1):
Originated and sold in the United States	$40,392	$49,248	$131,399	$167,120
Originated in United States and sold outside the United States	6,296	8,140	18,124	36,736
Originated in Europe and sold in the United States	—	3	—	115
Originated in Europe and sold outside the United States	6,463	9,305	20,055	26,253
Originated in Asia Pacific and sold outside the United States	28,824	26,854	85,923	76,682

	$81,975	$93,550	$255,501	$306,906

(1) These sales amounts do not contemplate where the Company’s customers may subsequently transfer the products sold.

Income (loss) from operations:
United States	$(2,086)	$(1,817)	$(4,774)	$5,793
Europe	652	484	825	1,382
Asia Pacific	2,873	2,770	13,226	15,386
Intercompany eliminations	1,050	418	2,015	(2,142)

	$2,489	$1,855	$11,292	$20,419

	September 30,	December 31,
(In thousands)	2005	2004
Long-lived assets:
United States	$23,216	$25,266
Europe	1,751	2,102
Asia Pacific	20,167	21,422

	$45,134	$48,790

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
(16) SUBSEQUENT EVENTS
     On October 3, 2005, the Company and MKS Instruments, Inc. and its subsidiary, Applied Science and Technology, Inc. (collectively, “MKS”) executed a settlement agreement in connection with patent infringement litigation pending between the Company and MKS relating to the Company’s Xstream products. Pursuant to the settlement agreement, the Company has paid MKS $3.0 million in cash, which was accrued in other accrued expenses on the condensed consolidated balance sheet as of September 30, 2005. Additionally, the Company and MKS have stipulated to a final judgment of infringement and an injunction prohibiting the Company from making, using, selling, offering to sell, or importing into the United States, or any country in which a counterpart patent exists, its Xstream products and all other toroidal plasma generator products, except as permitted under the settlement agreement. Sales of such products have accounted for less than 5% of the Company’s total sales each year since the introduction of such products.
     On October 18, 2005, the Board of Directors of the Company approved the acceleration of the vesting of certain stock options. Vesting was accelerated for those options outstanding as of October 18, 2005 that have exercise prices of $15.00 per share or higher. The closing price of the Company’s common stock on October 18, 2005 was $10.69 per share. As a result, options to purchase approximately 624,000 shares of common stock that would otherwise have vested over the next 30 months became fully vested. As of October 18, 2005, options to purchase 3.8 million shares of the Company’s common stock were outstanding. Unvested options totaling 852,000 that have an exercise price less than $15.00 per share that were outstanding as of October 18, 2005 will continue to vest on their normal schedule. The Board of Directors determined to accelerate the vesting of these options principally to reduce future compensation expense that would otherwise be required to be recorded in the statement of operations in periods following the Company’s adoption of SFAS No. 123(R).

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
     Our operating results may be adversely affected by a variety of factors, many of which are beyond our control and difficult to predict. These factors include:
•	Fluctuations in demand in the semiconductor, semiconductor capital equipment and flat panel display industries and other industries in which our customers operate;

•	The timing and nature of orders placed by our customers;

•	Seasonal variations in capital spending by our customers;

•	Changes in our customers’ inventory management practices;

•	Customer cancellation or postponement of previously placed orders;

•	Pricing competition from our competitors;

•	Customer requests for us to reduce prices, enhance features, improve reliability, shorten delivery times and extend payment terms;

•	Component shortages or allocations or other factors that result in delays in manufacturing and sales or result in changes to our inventory levels or causes us to substantially increase our spending on inventory;

•	The introduction of new products by us or our competitors;

•	Changes in macroeconomic conditions;

•	Litigation, especially regarding intellectual property; and

•	Currency exchange rate fluctuations. Currently, a 10% adverse change in exchange rates would have approximately a 2% to 4% adverse impact on reported revenues and expenses.
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
     Our ten largest customers accounted for 55% of our total sales in the third quarter of 2005 and 60% in the third quarter of 2004, and accounted for 55% of our total sales during the nine months ended September 30, 2005 and 60% during the nine months ended September 30, 2004. Our largest customer, Applied Materials, accounted for 19% of our total sales during the third quarter of 2005 and 28% in the third quarter of 2004, and accounted for 22% of our total sales during the nine months ended September 30, 2005 and 29% during the nine months ended September 30, 2004. Ulvac, Inc. accounted for 11% of our sales in both the third quarter of 2005 and 2004, 10% of sales during the nine months ended September 30, 2005, and less than 10% of our sales during the nine months ended September 30, 2004. No other customer represented greater than 10% of our total sales for any of these periods. The loss of any of our significant customers or a material reduction in any of their purchase orders would significantly harm our business, financial condition and results of operations.
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
     As is typical in our industry, our sales are primarily made on a purchase order basis, and we generally have no written long-term purchase contracts with our customers. As a result, we are limited in our ability to predict the level of future sales or commitments from our current customers, which diminishes our ability to effectively allocate labor, materials and equipment in the manufacturing process. In addition, we may accumulate inventory in anticipation of sales that do not materialize resulting in excess and obsolete inventory write-offs.
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
We must achieve design wins to retain our existing customers and to obtain new customers, although design wins achieved do not necessarily result in substantial sales.
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
     Once a manufacturer chooses a component for use in a particular product, it is likely to retain that component for the life of that product. Our sales and growth could experience material and prolonged adverse effects if we fail to achieve design wins. However, design wins do not always result in substantial sales, as sales of our products are dependent upon our customers’ sales of their products.
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
Our ability to borrow under our revolving line of credit may be restricted if we do not maintain compliance with certain financial covenants. Restrictions in our ability to borrow under our revolving line of credit could limit our flexibility in reacting to periods of increasing demand and amplify our vulnerability to general adverse economic and industry conditions.
     Although we currently have no outstanding borrowings under our $40 million revolving line of credit, we may in the future need to borrow under this line of credit. Advances under the line of credit would bear interest at the prime rate (6.75% at October 26, 2005) minus 1% and would be due and payable in July 2005. Our borrowings under the line of credit agreement are limited based upon letters of credit outstanding under this agreement and the lenders borrowing base calculation, which considers among other factors, our accounts receivable and inventory balances. As a condition of borrowing and maintaining an outstanding balance under the line of credit, we are subject to covenants that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends. We were in compliance with all such covenants at September 30, 2005.
     Our ability to comply with these covenants may be affected by changes in our business condition or results of our operations, or other events beyond our control or difficult to predict. The breach of any of these covenants would result in a default under the line of credit. There can be no assurance that a breach of any of the covenants will not occur in the future, nor can there be any assurance that our lender will waive any such breach. A breach of any of the covenants would permit our lender to restrict our borrowings and accelerate the maturity of any outstanding balances under the line of credit agreement and to take ownership of the assets securing them, which could adversely affect our business, financial condition and results of operations.
We might not be able to compete successfully in international markets or meet the service and support needs of our international customers.
     Our sales to customers outside the United States were approximately 51% in the third quarter of 2005 and 47% in the third quarter of 2004. Our sales to customers outside the United States were approximately 48% during the nine months ended September 30, 2005 and were approximately 46% during the nine months ended September 30, 2004. Our success in competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

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
     In recent years, we have experienced higher than expected levels of warranty costs on some products. We have been required to repair, rework and, in some cases, replace these products. Our warranty costs generally increase when we introduce newer, more complex products. We recorded warranty expense of approximately $2.4 million for the third quarter of 2005 and $2.2 million for the third quarter of 2004, and $8.4 million for the nine months ended September 30, 2005 and $7.7 million for the nine months ended

September 30, 2004. These expenses represented approximately 2.9% of sales for the third quarter of 2005 and 2.4% of sales for the third quarter of 2004, and 3.3% of sales for the nine months ended September 30, 2005 and 2.5% of sales for the nine months ended September 30, 2004. Within the last several years, our warranty expense has been as high as $13.2 million, or 5.5% of our total sales, which occurred in 2002. If our level of warranty costs increases in the future, our financial condition and operating results would be adversely affected.
We are highly dependent on our intellectual property.
     Our success depends significantly on our proprietary technology. We attempt to protect our intellectual property rights through patents and non-disclosure agreements; however, we might not be able to protect our technology, and competitors might be able to develop similar technology independently. In addition, the laws of some foreign countries might not afford our intellectual property the same protections as do the laws of the United States. Our intellectual property is not protected by patents in several countries in which we do business, and we have limited patent protection in other countries, including China. The cost of applying for patents in foreign countries and translating the applications into foreign languages requires us to select carefully the inventions for which we apply for patent protection and the countries in which we seek such protection. Generally, our efforts to obtain international patents have been concentrated in the European Union and certain industrialized countries in Asia, including, Korea, Japan and Taiwan. If we are unable to protect our intellectual property successfully, our business, financial condition and operating results could be adversely affected.
Intellectual property rights are difficult to enforce in China.
     Commercial law in China is relatively undeveloped compared to the commercial law in the United States. Limited protection of intellectual property is available under Chinese law. Consequently, manufacturing our products in China may subject us to an increased risk that unauthorized parties may attempt to copy our products or otherwise obtain or use our intellectual property. We cannot give assurance that we will be able to protect our intellectual property rights effectively or have adequate legal recourse in the event that we encounter infringements of our intellectual property in China.
Historically, we have incurred significant legal expenses in connection with our patent litigation. In the future we may be involved in additional patent litigation, which likely would result in substantial costs and could also result in restrictions on our ability to sell certain products and an inability to prevent others from using technology we have developed.
     On October 3, 2005, we executed a settlement agreement with MKS Instruments, Inc. (“MKS”), resolving all pending claims worldwide relating to our Xstream™ With Active Matching Network ™ reactive gas generator products. Pursuant to the settlement agreement, we paid $3.0 million in cash to MKS and stipulated to a final judgment of infringement and an injunction prohibiting us from making, using, selling, offering to sell, or importing into the United States, or any country in which a counterpart patent exists, our Xstream products and all other toroidal plasma generator products, except as permitted under the settlement agreement. Sales of these products have accounted for less than 5% of our total sales each year since introduction of the products. Pursuant to the settlement agreement, we also agreed to not refile our claims related to MKS’s Astron reactive gas source products.
     Future patent litigation might:
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
     We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products and control systems. We might incur significant costs as we seek to ensure that our products meet safety and emissions standards, many of which vary across the states and countries in which our products are used. In the past, we have invested significant resources to redesign our products to comply with these directives. Compliance with future regulations, directives and standards could require us to modify or redesign some products, make capital expenditures or incur substantial costs. If we do not comply with current or future regulations, directives and standards:
•	We could be subject to fines;

•	Our production or shipments could be suspended; or

•	We could be prohibited from offering particular products in specified markets.
     Any inability to comply with current or future regulations, directives and standards could adversely affect our business, financial condition or operating results.
We do not intend to pay dividends in the foreseeable future, and therefore investors must rely solely on the market value of our shares to realize a return on their investment.
     We have not declared or paid any cash dividends on our shares since we made our initial public offering in 1995. We currently intend to retain any future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.
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
     Douglas S. Schatz, our Chairman of the Board, beneficially owns approximately 24% of our outstanding common stock as of October 26, 2005. The sale of a substantial amount of the shares owned by him could negatively affect the market price of our common stock. Mr. Schatz has entered into a written trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the sale of up to 542,000 shares of common stock if certain price targets and other conditions are met.

Our Chairman of the Board owns a significant percentage of our outstanding common stock, which could enable him to control our business and affairs.
     Douglas S. Schatz, our Chairman of the Board, beneficially owns approximately 24% of our outstanding common stock as of October 26, 2005. This stockholding and influence gives Mr. Schatz significant voting power. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to control our business affairs for the foreseeable future in a manner with which our other stockholders may not agree.
Critical Accounting Policies
     The following discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ materially from these estimates under different assumptions or conditions.
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

     We market and sell our products primarily to large, original equipment manufacturers, or OEM’s, of semiconductor, flat panel display, data storage and other industrial thin-film manufacturing equipment. Sales to customers in the semiconductor capital equipment industry comprised 57% of our sales in the third quarter of 2005, 61% of sales in the third quarter of 2004, 59% of our sales in the nine months ended September 30, 2005 and 64% of our sales in the nine months ended September 30, 2004. Sales to customers in the flat panel display industry comprised 14% of our sales in the third quarter of 2005, 14% of sales in the third quarter of 2004, 13% of our sales in the nine months ended September 30, 2005 and 12% of our sales in the nine months ended September 30, 2004. We anticipate that the semiconductor capital equipment industry and the flat panel display industry will continue to constitute a substantial part of the market for our products for the foreseeable future.
     In the third quarter of 2005, we generated a pre-tax loss of $2.3 million on sales of $82.0 million compared to the third quarter of 2004, when we generated a pre-tax loss of $139,000 on sales of $93.6 million. In the nine months ended September 30, 2005, we generated income from continuing operations before income taxes of $3.7 million on sales of $255.5 million, compared to the nine months ended September 30, 2004, when we generated income from continuing operations before income taxes of $14.9 million on sales of $306.9 million. The decline in sales of 12% from the third quarter of 2004 to the third quarter of 2005, and the decline in sales of 17% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005, was caused principally by a decline in demand in the semiconductor capital equipment, flat panel display and data storage industries, partially offset by increased demand from advanced product applications. Despite the decline in sales level, our gross margin increased from 31.8% of sales in third quarter of 2004 to 37.0% of sales in the third quarter of 2005, and from 34.3% of sales in the nine months ended September 30, 2004 to 35.8% in the nine months ended September 30, 2005, due primarily to our operational restructuring, including our transition of our high-volume manufacturing to China and our supply base to Asian suppliers. In the nine months ended September 30, 2005, we recognized income from discontinued operations of $2.6 million related to a gain on the sale of discontinued assets (see Note 4 within Part I, Item 1 of this Form 10-Q).
     During the third quarter of 2005, we completed the sale of 11.5 million shares of common stock through an underwritten public offering and realized approximately $105.5 million in proceeds, net of the underwriters’ discount and offering expenses. We used the proceeds plus cash, cash equivalents and marketable securities on hand to redeem all of our convertible subordinated notes with a total principal balance of $187.7 million. As a result, our pre-tax loss reflects debt extinguishment expenses of $3.2 million, comprised of $2.1 million for redemption premium and $1.1 million for the write-off of deferred debt issuance costs.
     On October 3, 2005, we executed a settlement agreement with MKS Instruments, Inc. (“MKS”), resolving all pending claims worldwide relating to our Xstream™ With Active Matching Network™ reactive gas generator products. Pursuant to the settlement agreement, we paid MKS $3.0 million in cash, which was accrued in other accrued expenses on the condensed consolidated balance sheet as of September 30, 2005. We also stipulated to a final judgment of infringement and an injunction prohibiting us from making, using, selling, offering to sell, or importing into the United States, or any country in which a counterpart patent exists, our Xstream products and all other toroidal plasma generator products, except as permitted under the settlement agreement. Sales of these products have accounted for less than 5% of our total sales each year since introduction of the products.

Results of Operations
     SALES
     The following tables summarize our unaudited sales and percentages of sales by customer type for the three- and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Semiconductor capital equipment	$46,566	$56,872	$152,017	$196,051
Data storage	5,061	5,747	14,238	24,226
Flat panel display	11,856	13,493	33,903	37,039
Advanced product applications	18,492	17,438	55,343	49,590

	$81,975	$93,550	$255,501	$306,906

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Semiconductor capital equipment	57%	61%	59%	64%
Data storage	6	6	6	8
Flat panel display	14	14	13	12
Advanced product applications	23	19	22	16

	100%	100%	100%	100%

     The following tables summarize our unaudited sales and percentages of sales by geographic region for the three- and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
United States	$40,392	$49,251	$131,399	$167,235
Europe	8,913	13,015	26,637	47,877
Asia Pacific	32,385	31,168	96,519	91,102
Rest of world	285	116	946	692

	$81,975	$93,550	$255,501	$306,906

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	49%	53%	52%	54%
Europe	11	14	10	16
Asia Pacific	40	33	38	30
Rest of world	—	—	—	—

	100%	100%	100%	100%

     Sales were $82.0 million in the third quarter of 2005 and $93.6 million in the third quarter of 2004, representing a decrease of 12%. Sales were $255.5 million in the nine months ended September 30, 2005 and $306.9 million in the nine months ended September 30, 2004, representing a decrease of 17%. These decreases principally reflect a decline in demand in the semiconductor capital equipment, flat panel display and data storage industries, partially offset by an increase in demand in the advanced product applications, particularly applications dependent upon industrial coatings.
     The semiconductor capital equipment industry is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry decreased $10.3 million, or 18% from the third quarter of 2004 to the third quarter of 2005, and decreased $44.0 million, or 22% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005, due largely to decreased demand. Our sales to our largest semiconductor capital equipment customers represented the majority of the decreased sales volume.
     Applied Materials, Inc. is our largest customer and accounted for 19% of our sales for the third quarter of 2005 and 28% of our sales for the third quarter of 2004, and 22% of our sales for the nine months ended September 30, 2005 and 29% of our sales for the nine months ended September 30, 2004. Sales to our largest ten customers accounted for 55% of our sales for the three months and nine months ended September 30, 2005 and 60% of our sales for the three months and nine months ended September 30, 2004.
     Our sales to the flat panel display industry decreased $1.6 million, or 12%, from the third quarter of 2004 to the third quarter of 2005, and decreased $3.1 million, or 8%, from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. Our sales to the data storage industry decreased $686,000, or 12%, from the third quarter of 2004 to the third quarter of 2005, and decreased $10.0 million, or 41%, from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. Decreases in sales to these industries are primarily due to decreased demand.
     Ulvac, Inc., our largest customer in the flat panel display industry, accounted for 11% of our sales in both the third quarter of 2005 and 2004, 10% of our sales for the nine months ended September 30, 2005 and less than 10% of our sales for the nine months ended September 30, 2004.
     Sales for advanced product applications increased $1.1 million, or 6%, from the third quarter of 2004 to the third quarter of 2005, and increased $5.8 million, or 12%, from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The growth in sales for advanced product applications is primarily attributed to order trends and the general expansion of applications dependent upon industrial coatings.
     Looking forward to the remainder of 2005, there is no assurance that our revenue will remain consistent with, or increase from, the levels experienced during the three- and nine-months ended September 30, 2005. Changes in the macroeconomic environment, semiconductor supply and demand, and other changes that are beyond our control introduce significant uncertainty into our forecasts. Our average selling prices may also decline across all of our markets due to cost reduction initiatives by our major customers.
     GROSS MARGIN
     Our gross margin increased from 31.8% for the third quarter of 2004 to 37.0% for the third quarter of 2005 on 12% lower sales, and from 34.3% for the nine months ended September 30, 2004 to 35.8% for the nine months ended September 30, 2005 on 17% lower sales, attributed primarily to our operational restructuring, including our transition of our high-volume manufacturing to China and our supply base to Asian suppliers. The transition of our high-volume manufacturing to China had required us to operate duplicative manufacturing facilities and management and procurement teams which during the 2004 periods negatively impacted our gross margin. As of September 30, 2005, we had completed the transition of all product platforms originally identified for transfer to Shenzhen. Going forward, the transfer of high-volume manufacturing to China will continue as new products reach production quantities at any of our other our locations, which are being used primarily for product design and launch.

     Our gross margin in the third quarter of 2005 and nine months ended September 30, 2005 was positively impacted by 1.7 percentage points, due to our discontinuance of the allocation of human resource and finance department costs to cost of sales. As part of our significant operational restructuring, we have reviewed all aspects of our management reporting and determined that the continued allocation of such costs was no longer appropriate. In 2005, these costs are recorded in selling, general and administrative expenses. Human resource and finance department costs included in our gross margin represented 1.8 percentage points in the third quarter of 2004, and 1.5 percentage points for the nine months ended September 30, 2004.
     The improvement in our gross margin from the 2004 periods to the 2005 periods was offset in part by increased warranty changes. Our warranty charges were $2.4 million for the third quarter of 2005 and $2.2 million for the third quarter of 2004. For the nine months ended September 30, 2005 our warranty charges were $8.4 million compared with $7.7 million for the nine months ended September 30, 2004. These charges represented approximately 2.9% of our sales for the third quarter of 2005 and 2.4% of our sales for the third quarter of 2004, and 3.3% of our sales for the nine months ended September 30, 2005 and 2.5% of our sales for the nine months ended September 30, 2004. These increases in warranty expense are primarily due to the introduction late in 2004 of a product with higher than average failure rate.
     While we expect the increased use of Asian suppliers will continue to improve our gross margin in future periods, we can give no assurance that our gross margin will increase from, or remain consistent with, the levels experienced during the three- and nine-months ended September 30, 2005.
     RESEARCH AND DEVELOPMENT EXPENSES
     The market for our subsystems for vacuum process systems and related accessories is characterized by ongoing technological changes. We believe that continued and timely development of new products and enhancements to existing products to support OEM requirements is necessary for us to maintain a competitive position in the markets we serve. Accordingly, we devote a significant portion of our personnel and financial resources to research and development projects and seek to maintain close relationships with our customers and other industry leaders in order to remain responsive to their product requirements. We believe that the continued investment in research and development and ongoing development of new products are essential to the expansion of our markets, and expect to continue to make significant investments in research and development activities. All research and development costs are expensed as incurred.

     Our research and development expenses were $10.5 million for the third quarter of 2005 and $12.6 million for the third quarter of 2004, and were $32.6 million for the nine months ended September 30, 2005 and $38.8 million for the nine months ended September 30, 2004. The decreases in research and development expenses are primarily due to less engineering support needed in connection with our transition of high-volume manufacturing to China and increased scrutiny of and focus on the use of our resources. We currently are focused on select growth opportunities and the critical platforms that we expect to need in the next few years. We expect our research and development expenses for the fourth quarter of 2005 to be in line with the first three quarters of 2005.
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Our selling expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, and other selling and marketing activities. Our general and administrative expenses include our worldwide corporate, legal, patent, tax, financial, information technology, corporate governance, administrative and human resource functions in addition to our general management.
     Selling, general and administrative (“SG&A”) expenses were $14.1 million for the third quarter of 2005 and were $15.5 million for the third quarter of 2004. SG&A expenses were $42.1 million for the nine months ended September 30, 2005 and were $45.7 million for the nine months ended September 30, 2004. These decreases are primarily due to our cost reduction measures, decreased intangible asset amortization expense, and lower commissions, partially offset by the increased allocation of certain costs from cost of sales to SG&A expenses discussed above. We expect SG&A expenses in the fourth quarter of 2005, in dollar terms, to be in line with or slightly lower than the first three quarters of 2005.
     RESTRUCTURING CHARGES
     Our restructuring charges throughout 2004 and 2005 were incurred primarily in conjunction with our transition of our high-volume manufacturing to Shenzhen, China, which was substantially complete as of September 30, 2005. With the completion of the transfer of high-volume manufacturing to China, we expect to save approximately $10.0 million to $12.0 million annually in labor and related costs when compared to what the costs would have been prior to the transition at similar production volumes, representing the reduced costs primarily in the United States offset by increased costs in China. The expected savings are anticipated to be realized as to approximately $7.0 million in costs of sales, approximately $2.0 million in SG&A and approximately $2.0 million in research and development.
     In 2004, we recorded restructuring charges of $220,000 in the first quarter, $187,000 in the second quarter, and $88,000 in the third quarter, primarily consisting of the recognition of expense for involuntary employee termination benefits associated with 50 employees in the United States operations. These employees were terminated prior to the respective quarter ends. Additionally, in the third quarter, we reversed $253,000 of previously recorded charges due to variances from the original estimates used to establish the reserve due to some voluntary employee terminations prior to their agreed upon termination date (no longer meeting the requirements to receive a severance payment) and negotiated lease termination payments below original estimates.

     On October 21, 2004, we announced that our manufacturing facility in Fort Collins, Colorado would be realigned to focus on new product design and launch programs, integrated services, low volume legacy products, and advanced manufacturing processes. In the fourth quarter of 2004, we recorded restructuring charges of $3.7 million, which primarily consisted of employee severance and termination costs associated with the involuntary severance of 212 employees, including 60 agency employees, at our Fort Collins facility. The need to reduce headcount in Fort Collins resulted primarily from the transfer of a substantial portion of our manufacturing operations to Shenzhen, China. Related to this operations restructuring, and the transition of certain product lines from certain of our locations in Europe and Japan, we recorded restructuring charges for employee severance and termination costs of $1.3 million in the first quarter of 2005, $475,000 in the second quarter of 2005 and $202,000 in the third quarter of 2005. These charges are associated with 215 employees in the United States, 11 employees in Europe and three employees in Japan. With the exception of three employees in the United States, all of these employee severance and termination costs have been paid as of September 30, 2005. Through the transition of our manufacturing operations from the Fort Collins facility to Shenzhen, we recognized the need to retain 11 employees considered in the original reserve, and therefore in the third quarter of 2005 restructuring reserves of $180,000 have been reversed. We expect to pay the remaining accrual for employee severance and termination costs of approximately $101,000 by the end of the fourth quarter of 2005.
     Impairments of facilities-related assets were recorded in the second quarter of 2005 of $589,000 in the United States and in the third quarter of $157,000 in Japan, as a result of consolidation of certain of our facilities.
     The remaining facility closing liability is expected to be paid over the remaining lease term expiring at the end of 2006 and is reflected net of expected sublease income of $79,000. Additional charges and cash requirements may be required in the future if the expected sublease income is not realized.
     LITIGATION SETTLEMENT
     On October 3, 2005, we executed a settlement agreement with MKS Instruments, Inc. (“MKS”), resolving all pending claims worldwide relating to our Xstream™ With Active Matching Network™ reactive gas generator products. Pursuant to the settlement agreement, we paid MKS $3.0 million in cash, which expense was accrued in the condensed consolidated statement of operations as of September 30, 2005. We also stipulated to a final judgment of infringement and an injunction prohibiting us from making, using, selling, offering to sell, or importing into the United States, or any country in which a counterpart patent exists, our Xstream products and all other toroidal plasma generator products, except as permitted under the settlement agreement. Sales of these products have accounted for less than 5% of our total sales each year since introduction of the products.
     OTHER INCOME (EXPENSE)
     Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.
     Interest income was approximately $1.1 million in the third quarter of 2005 and $414,000 in the third quarter of 2004, primarily due to our investing the $105.5 million in net proceeds from our public offering of 11.5 million shares prior to our use of those proceeds to redeem our convertible subordinated notes and increasing interest rates. Portions of the proceeds were held by us, up to 45 days. Interest income was approximately $2.5 million in the nine months ended September 30, 2005 and $1.2 million in the nine months ended September 30, 2004, due to our higher level of cash, cash equivalents and marketable securities throughout most of the period and increasing interest rates. We expect interest income in future periods to decrease due to our lower combined cash, cash equivalent and marketable securities balances resulting from the redemption of the convertible subordinated notes.
     Interest expense consists principally of interest on our convertible subordinated notes, on borrowings under capital lease facilities and senior debt, and amortization of our deferred debt issuance costs. For the third quarter of 2005, interest expense was $2.6 million compared to $2.7 million for the third quarter of 2004, and was $8.1 million for the nine months ended September 30, 2005 and $8.3 million for the nine months ended September 30, 2004. Interest expense decreased slightly from the 2004 periods to the 2005 periods due primarily to the redemption of our 5.25% convertible subordinated notes with a total principal balance of $66.2 million in mid September 2005.
     Due to the redemption of all our convertible subordinated notes by the end of the third quarter of 2005, quarterly interest expense and amortized debt issuance costs of approximately $2.7 million has been eliminated.
     Our foreign subsidiaries’ sales are primarily denominated in currencies other than the United States dollar. We recorded a net foreign currency loss of $181,000 in the third quarter of 2005 and a gain of $354,000 in the third quarter of 2004. We recorded net foreign currency gains of $33,000 for the nine months ended September 30, 2005 and $434,000 for the nine months ended September 30, 2004.
     Other income was $36,000 for the third quarter of 2005 compared to other expense of $35,000 for the third quarter of 2004. For the nine months ended September 30, 2005, other income was $1.1 million, due primarily to the gain on sale of certain marketable securities. For the nine months ended September 30, 2004, other income was also $1.1 million, consisting primarily of the sale of a portion of a marketable equity security for a gain of $703,000 and the sale of our Noah chiller product line for a gain of $404,000.
     DEBT EXTINGUISHMENT EXPENSE
     During the third quarter of 2005, we redeemed all of our convertible subordinated notes with a total principal balance of $187.7 million, resulting in debt extinguishment expense of $3.2 million. The expense of $3.2 million is comprised of $2.1 million for redemption premium and $1.1 million for the write-off of deferred debt issuance costs.
     PROVISION FOR INCOME TAXES
     As of September 30, 2005, we had a gross federal net operating loss carryforward of approximately $102 million, of which approximately $12 million is restricted to offset income from the Aera mass flow controller United States’ operation, an alternative minimum tax credit carryforward of approximately $2 million, and research and development credit carryforwards of approximately $4 million, each of which may be available to offset future federal income tax liabilities. The federal net operating loss and research and development credit carryforwards expire at various dates through December 31, 2024, and the alternative minimum tax credit carryforward has no expiration date. We are unable to provide a tax benefit from our net operating loss carryforward because we have not demonstrated sustained profitability in the United States. In addition, as of September 30, 2005, we had a gross foreign net operating loss carryforward of $2.1 million, which may be available to offset future foreign income tax liabilities and expires at various dates through December 31, 2008.
     During the third quarter of 2003, we recorded valuation allowances against certain of our United States and foreign net deferred tax assets in jurisdictions where we have incurred significant losses. Given such experience, management could not conclude that it was more likely than not that these net deferred tax assets would be realized. Accordingly, management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, was required to place greater weight on our historical results as compared to projections regarding future taxable income. We generated income from continuing operations before income taxes of $3.7 million in the first nine months of 2005, and income from continuing operations before income taxes of $14.9 million in the first nine months of 2004; however, losses were generated in the United States for both periods. We will continue to evaluate the valuation allowance on a quarterly basis, and may in the future reverse some portion or all of our valuation allowance and recognize a reduction in income tax expense. A portion of the valuation allowance relates to the benefit from stock-based compensation. Any reversal of the valuation allowance for this item will be reflected as a component of stockholders’ equity.
     When recording acquisitions, we have recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Reversals of the valuation allowances recorded in purchase accounting are reflected as a reduction of goodwill in the period of reversal. Valuation allowances established in purchase accounting were reversed with a corresponding reduction in goodwill of approximately $1.2 million for the first nine months of 2005. Valuation allowances established in purchase accounting were reversed with a corresponding reduction in goodwill of approximately $3.1 million for the first nine months of 2004.
     The income tax provision for the third quarter of 2005 was $1.6 million on our loss before income taxes, representing a negative effective tax rate of 69%, and the income tax provision for the first nine-months of 2005 was $3.5 million on our pre-tax income from continuing operations, representing an effective tax rate of 96%. The income tax provision for the third quarter of 2004 was $997,000, representing a negative effective tax rate of 717%, and the income tax provision for the first nine months of 2004 was $4.6 million, representing an effective rate of 31%. Such provisions are attributed to taxable income earned outside of the United States. We are unable to provide a tax benefit from our United States net operating loss carryforward until we have demonstrated sustained profitability in the United States. Pre-tax losses were incurred in the third quarter of 2005 in the United States primarily due to the litigation settlement and debt extinguishment costs totaling $6.2 million.
     No income tax provision was recorded on the $2.6 million gain on sale of discontinued operations due to the valuation allowances against certain of our United States net deferred tax assets, as any tax liability on such gain will be offset by our available net operating loss carryforwards with a corresponding adjustment of our valuation allowance related to those net operating losses.

DISCONTINUED OPERATIONS
     On June 24, 2005, we sold the assets of our EMCO product line as it is not critical to our core operations. We recognized a gain on this sale of $2.6 million. The EMCO product line has not represented a significant portion of our operations, with revenues representing from 1.4% to 3.5% of quarterly consolidated sales from 2003 through its sale on June 24, 2005, and represents an insignificant portion of our operating results for all periods presented.
Liquidity and Capital Resources
     At September 30, 2005, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities totaling $55.9 million, and a credit facility consisting of a $40 million revolving line of credit, none of which was outstanding at September 30, 2005. Advances under the revolving line of credit would bear interest at the prime rate (6.75% at October 26, 2005) minus 1% and would be due and payable in July 2005. Our borrowings under this line of credit agreement are limited based upon letters of credit outstanding under this agreement and the lenders borrowing base calculation, which considers among other factors, our accounts receivable and inventory balances. If we draw on this line of credit, we would be subject to covenants that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends. We were in compliance with all such covenants at September 30, 2005.
     Our operations and capital requirements are financed through a combination of cash provided by operations, a working capital line of credit, sales of common stock, bank loans, capital lease obligations and operating leases. For the first time since 2000, we have sustained positive cash flow from operations for three consecutive quarters.
     During the third quarter of 2005, we raised $105.5 million in net proceeds from a public offering of 11.5 million shares of common stock. With these proceeds, we fully redeemed the 5.25% convertible subordinated notes due November 15, 2006. This redemption consisted of a $66.2 million principal payment, $883,000 for redemption premium, and $1.1 million for interest through the redemption dates. After the redemption of the 5.25% convertible subordinate notes, proceeds of approximately $37.3 million remained. These proceeds together with approximately $88.9 million of cash, cash equivalents and marketable securities were used to redeem the 5.0% convertible subordinated notes due September 1, 2006. This redemption consisted of a $121.5 million principal payment, $1.2 million for redemption premium, and $3.5 million for interest through the redemption dates. As a result, we expect to save approximately $2.4 million of cash interest expense quarterly.
     Operating activities provided cash of $38.0 million in the first nine months of 2005, reflecting our net income of $2.8 million increased by non-cash items of $14.4 million and increased by net working capital changes of approximately $20.8 million. Non-cash items during this period primarily consisted of the following:
•	Depreciation and amortization of $13.0 million;

•	Debt retirement expense of $3.2 million;

•	A gain on the sale of discontinued assets of $2.6 million; and

•	A gain on the sale of marketable securities of $1.1 million.

     Net working capital changes during the first nine months of 2005 provided cash of $20.8 million and primarily consisted of the following:
•	A $15.5 million decrease in inventory, due to sales to customers and improved inventory control; and

•	An $8.8 million increase in trade accounts payable, due to increased inventory purchases and timing of payments.
     Operating activities used cash of $7.1 million in the first nine months of 2004, reflecting our net income of $10.3 million increased by non-cash items of $16.4 million and offset by net working capital changes of approximately $33.7 million. Non-cash items during this period primarily consisted of depreciation and amortization of $14.0 million.
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
     Investing activities provided cash of $63.6 million in the first nine months of 2005, primarily consisting of the net sale of $67.9 million of marketable securities sold to redeem the convertible notes, net proceeds from the sale of discontinued assets of $3.7 million, offset by purchases of property and equipment for $8.0 million. We expect to spend approximately $3.5 million for the purchase of property and equipment during the remainder of 2005. Our planned level of capital expenditures is subject to frequent revisions because our business experiences sudden changes as we move into industry upturns and downturns and expected sales levels change. In addition, changes in foreign currency exchange rates may significantly impact our capital expenditures and depreciation expense recognized in a particular period.
     Investing activities generated cash of $8.7 million in the first nine months of 2004 and primarily consisted of the net sale of $19.2 million of marketable securities, proceeds from the sale of assets of $2.1 million partially offset by the purchase of property and equipment for $12.5 million.
     Financing activities used cash of $86.2 million in the first nine months of 2005, which consisted primarily of the net proceeds of $105.5 million from our public offering of 11.5 million shares of common stock, offset by the repayment of convertible subordinated notes of $189.8 million. The repayment of the notes is comprised of $187.7 million of principal repayment and $2.1 million of redemption premiums.
     Financing activities used cash of $4.5 million in the first nine months of 2004, and consisted of payments on our senior borrowings and capital lease obligations of $7.3 million, offset by proceeds from borrowings of $1.6 million and proceeds from common stock transactions of $1.2 million.

     We expect our financing activities to continue to fluctuate in the future. Our payments under capital lease obligations and senior borrowings may also increase in the future if we enter into additional capital lease obligations or change the level of our bank financing. Our estimated payments under capital lease obligations and senior borrowings for the remainder of 2005 are approximately $974,000. However, a significant portion of these obligations are held in countries other than the United States; therefore, future foreign currency fluctuations, especially between the United States dollar and the yen, could cause significant fluctuations in our estimated payment obligations.
     We believe that our working capital, together with cash anticipated to be generated by operations and borrowing capability under our revolving line of credit, will be sufficient to satisfy our anticipated liquidity requirements for the next 12 months.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes in the Company’s exposure to market risk from December 31, 2004.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005, because of the material weaknesses disclosed in our 2004 Annual Report on Form 10-K/A filed on July 11, 2005, which are discussed below under the heading “Material Weaknesses.”
     We believe the material weaknesses, without compensating controls, would principally affect our confidence that our consolidated financial statements are accurate in all material respects. Therefore, we perform additional analyses and other pre and post-closing procedures to ensure that our condensed consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. These procedures include monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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
Material Weaknesses
     As previously disclosed, management has identified a material weakness related to the lack of segregation of duties defined within our enterprise resource planning (“ERP”) system, as certain employees have access in our ERP system to record transactions outside of their assigned job responsibilities. Our ERP system is integrated throughout the organization including material foreign locations, with the exception of the Japan locations. The ERP system interacts with most of our major processes including manufacturing, payables, receivables and inventory controls. A discussion of management’s remediation plan for this material weakness follows under the heading “Remediation Plan for Material Weaknesses.”
     We also have previously disclosed management’s identification of two significant deficiencies in our Japan operations, which when considered together represent a material weakness. The first significant deficiency relates to the fact that both of our Japan facilities have their own unique information system, neither of which is the corporate ERP system discussed above but both of which have similar segregation of duties issues. Individually, we have viewed this situation as a significant deficiency and have established detective controls to compensate for this lack of system integration and uniformity. The second significant deficiency in Japan is the lack of sufficient human resources for proper segregation of duties and oversight at the local level. As a result, additional oversight is being provided by management in the United States. A discussion of management’s remediation plan for this material weakness follows under the heading “Remediation Plan for Material Weaknesses.”
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
     Currently, the Company and its independent registered public accounting firm are in the process of testing the reassigned access in order to conclude whether the material weakness has been remediated or if the weakness requires additional remediation. Management anticipates that this material weakness, if not already remediated, will be remediated by the end of 2005.
     Management has taken the following steps to remediate the material weakness that consists of the two significant deficiencies in our Japan operations:
•	Relocated a division controller from the corporate headquarters to Japan to provide oversight at the local level. The division controller will replace the financial manager from the corporate headquarters, who was previously assigned to Japan on a more temporary basis; and

•	Began implementation of the corporate ERP system in Japan, including training the Japan staff and finalizing system configuration.
     We are scheduled to begin installation of our corporate ERP system in Japan in November 2005. Training, testing and remediation after installation of the corporate ERP system in Japan could take two to four months, assuming unanticipated difficulties are not encountered.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On October 3, 2005, we executed a settlement agreement with MKS Instruments, Inc. (“MKS”) resolving all pending claims involving the Xstream™ With Active Matching Network™ products (“Xstream products”). Pursuant to the settlement agreement, we paid $3.0 million in cash to MKS and stipulated to a final judgment of infringement and an injunction prohibiting us from making, using, selling, offering to sell, or importing into the United States, or any country in which a counterpart patent exists, our Xstream products and all other toroidal plasma generator products, except as permitted under the settlement agreement. Sales of these products have accounted for less than 5% of our total sales each year since introduction of the products. Pursuant to the settlement agreement, we also agreed to not refile our claims related to MKS’s Astron reactive gas source products.
     On June 8, 2005, the Korean Customs Service (“KCS”) issued a Pre-Taxation Notification concerning back duties and value added taxes allegedly owed on goods imported by our Korean subsidiary, Advanced Energy Industries Korea, Inc., during the five year period ended June 8, 2005. On June 27, 2005, we protested the notifications on the grounds that the assessment was unwarranted and based on a misapplication of international tariff rules. On September 9, 2005, the KCS rejected our protest. Beginning on September 19, 2005 the KCS issued a series of taxation notices for duties and penalties owed of approximately $2.2 million. Rather than continue our protest to the KCS, we have elected to pay the taxation notices in order to appeal the assessment to the Korean National Tax Tribunal, an independent review board of the Korean Ministry of Finance and Economy.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (a) Exhibits:
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	By-laws. (2)

10.1*	Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005.

10.2*	Shipping Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested as to certain portions of this exhibit and the confidential portions have been filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1(File No. 33-97188), filed September 20, 1995, as amended.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

/s/ Michael El-Hillow

Dated: November 7, 2005	Michael El-Hillow
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	By-laws. (2)

10.1*	Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005.

10.2*	Shipping Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested as to certain portions of this exhibit and the confidential portions have been filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1(File No. 33-97188), filed September 20, 1995, as amended.