Form 10-K
period 2005-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2006-03-28
CIK 927003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005.

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
Common Stock, $0.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑.
The approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $143.3 million as of June 30, 2005.
44,658,813
(Number of shares of Common Stock outstanding as of March 22, 2006)
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated By
Document	Reference In Part No.
Portions of Advanced Energy Industries, Inc. definitive proxy statement for its 2006 Annual Meeting of Stockholders to be held on May 3, 2006	III

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-K

NOTE ON FORWARD-LOOKING STATEMENTS:
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
Some of the forward-looking statements in this Form 10-K are expectations or projections relating to:
•	Our future revenues;

•	Our future gross profit;

•	Reducing our operating breakeven point;

•	Incremental profit above our breakeven point;

•	Market acceptance of our products;

•	Customer inventory levels, requirements and order levels;

•	Research and development expenses;

•	Selling, general and administrative expenses;

•	Sufficiency and availability of capital resources;

•	Capital expenditures;

•	Restructuring activities and expenses; and

•	General global economic conditions.
     Our actual results could differ materially from those projected or assumed in our forward-looking statements, because forward-looking statements by their nature are subject to risks and uncertainties. Factors that could contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include the factors described in “Item 1A-Risk Factors” with in Part I of this Form 10-K. Other factors might also contribute to the differences between our forward-looking statements and our actual results. We assume no obligation to update any forward-looking statement or the reasons why our actual results might differ.

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
     We design, manufacture and support key components and subsystems primarily for industrial vacuum-based production systems. Our primary products are complex power conversion and control systems. Our products also control the flow of gases and liquids into process chambers for semiconductor and flat panel equipment and provide thermal control and sensing within the chamber. Our customers use our products in plasma-based thin-film processing equipment that is essential to the manufacture of products, including the following:
•	Semiconductor devices for electronics applications;

•	Flat panel displays for hand-held devices, computers and television screens;

•	Compact discs, DVDs, magnetic hard drives and other digital storage media;

•	Optical coatings for architectural glass, eyeglasses and solar panels; and

•	Industrial laser and medical applications.
     We also sell spare parts and repair services worldwide through our customer service and technical support organization.
     We market and sell our products primarily to large, original equipment manufacturers (“OEMs”) of semiconductor, flat panel display, data storage and other industrial thin-film manufacturing equipment. Sales to customers in the semiconductor capital equipment industry comprised 63% of our sales in 2005, 63% in 2004 and 61% in 2003. We sell our products primarily through direct sales personnel to customers in the United States, Europe and Asia, and through distributors in regions both inside and outside the United States. International sales represented 50% of our sales in 2005, 48% in 2004 and 53% in 2003. Additionally, many of our products sold domestically are placed on systems shipped overseas by our customers.
Products
     Our major products fall into four categories: Power Systems, Flow Management, Thermal Instrumentation and Source Technology. Our products are designed to enable new process technologies, improve productivity and lower the cost of ownership for our customers.
POWER SYSTEMS
     Our power systems include direct current (“DC”), high power, low and mid frequency, and radio frequency (“RF”) power supplies, matching networks and RF instrumentation. Our power systems refine, modify and control the raw electrical power from a utility and convert it into power that is customized, predictable and repeatable. Our power systems are primarily used by semiconductor, flat panel display, data storage protective layering and architectural glass manufacturers in the following applications: physical vapor deposition; chemical vapor deposition; reactive sputtering; electroplating; plasma vacuum processes; oxide, poly and conductor etch; and carbon dioxide laser excitation.
FLOW MANAGEMENT
     Our flow management products include thermal mass flow controllers (“MFCs”), pressure-based MFCs, liquid MFCs, liquid vapor delivery systems, pressure control systems and ultrasonic control systems. Our flow management products control or monitor the flow of high-purity liquids, liquid vapor, and gases encompassing a wide range of input pressures. Our flow management products are primarily used in semiconductor applications, flat panel manufacturing fiber optics, safe delivery system applications, chemical vapor deposition and silica industries.
THERMAL INSTRUMENTATION
     Our thermal instrumentation products, primarily used in the semiconductor industry, provide thermal management and control solutions for applications where time-temperature cycles affect productivity and yield. They are used in physical vapor deposition, chemical vapor deposition, rapid thermal processing and other semiconductor applications requiring non-contact temperature measurement.

SOURCE TECHNOLOGY
     Our source technology products include plasma and ion beam sources which are used in the direct deposition of thin films of diamond-like carbon, ion-assisted deposition, ion beam etching, optical coating, industrial coating, pre-cleaning and chamber clean. Our plasma-source platforms are complete systems, including a remote plasma source, a power supply and an active matching network.
Markets, Applications and Customers
MARKETS
     Most of our sales have historically been to customers in the semiconductor capital equipment industry. Sales to customers in this industry represented 63% of our sales in 2005, 63% in 2004 and 61% in 2003. Our power, flow management, thermal instrumentation and source technology are also used in the flat panel display, data storage and advanced product applications markets. Following is a discussion of the major markets for our products.
     SEMICONDUCTOR CAPITAL EQUIPMENT MANUFACTURING MARKET. We sell our products primarily to semiconductor capital equipment manufacturers for incorporation into equipment used to make integrated circuits, as well as to other equipment manufacturers discussed below. Our products are currently used in the major semiconductor processing steps, including:
•	Chemical vapor deposition (“CVD”)

•	Physical vapor deposition (“PVD”)

•	Oxide etch

•	Poly etch

•	Conductor etch

•	Wafer handling enhancement

•	Chemical mechanical polishing

•	Ion implantation

•	Electro-chemical deposition
     Our power systems provide the energy to drive the chemical reaction for thin-film processes such as deposition and etch. Our flow management products control the fluid or gas being delivered to ensure accuracy, repeatability and stability, our thermal instrumentation products measure the temperature of the process chamber and our source technology products optimize CVD clean, deposition and etch processes. The precise control over and energy delivered to plasma-based processes enables the production of integrated circuits with reduced feature sizes and increased speed and performance. We anticipate that the semiconductor capital equipment industry will continue to be a substantial part of our business for the foreseeable future.
     FLAT PANEL DISPLAY MANUFACTURING EQUIPMENT MARKET. We sell our products to manufacturers of flat panel displays and flat panel projection devices, which have fabrication processes similar to those employed in manufacturing integrated circuits. Flat panel technology produces bright, sharp, large, color-rich images on flat screens for products ranging from hand-held devices to laptop and desktop computer monitors to plasma and liquid crystal display (“LCD”)-screen televisions. The transition to larger panel sizes and higher display resolution is driving the need for tighter process controls to reduce manufacturing costs and defects. There are three major types of flat panel displays: liquid crystal displays, field emitter displays, and gas plasma displays. There are two types of flat panel projection devices: liquid crystal projection and digital micro-mirror displays. We sell our products to all five of these flat panel markets.
     DATA STORAGE MANUFACTURING EQUIPMENT MARKETS. We sell products to manufacturers of data storage equipment and data storage devices for use in producing a variety of products, including CDs and DVDs (read-only, one-time recordable and rewriteable); computer hard discs, including both media and thin-film heads; and magneto-optical storage media. These products use a PVD process to produce optical and magnetic thin-film layers as well as a protective-wear layer. In this market, the trend towards higher recording densities requires denser, thinner and more precise films. The use of equipment incorporating magnetic media to store analog and digital data expands with the growth of the laptop, desktop and workstation computer markets and the consumer electronics audio, video, gaming and entertainment markets.
     ADVANCED PRODUCT APPLICATIONS MARKETS. We sell our products to OEMs and producers of end products in a variety of industrial markets. Thin-film optical coatings are used in the manufacture of many industrial products, including solar panels, architectural glass, eyeglasses, optical lenses, barcode readers and front surface mirrors. Thin films of diamond-like coatings and other materials are currently applied to products in plasma-based processes to strengthen and harden surfaces on such diverse products as tools, razor blades, automotive parts and hip joint replacements. Other thin-film processes that use our products enable a variety of industrial packaging applications such as decorative wrapping and food packaging. The advanced thin-film production processes allow precise control of various optical and physical properties, including color, transparency and electrical and thermal conductivity. The improved adhesion and high-film quality resulting from plasma-based processing make it the preferred method of applying the thin films. Many of these thin-film industrial applications require power levels substantially greater than those used in our other markets.

APPLICATIONS
     We have sold our products for use in connection with the following processes and applications:

Semiconductor	Data Storage	Flat Panel Display	Advanced Product Applications
Chemical vapor deposition Etch	CDs, DVDs, CD/DVD — ROMs	Active matrix LCDs Digital micro-mirror	Advanced computer technology workstations and servers
(conductor and dielectric)	CDs/DVDs rewritable	Field emission displays	Automobile coatings
High-density plasma CVD	Hard disc carbon wear coatings	Large flat panel displays	Chemical, physical and materials research
Ion implantation	Hard disc magnetic media	LCD projection	Circuit board etch-back and de-smear
Magnet field controls	Thin-film heads	Liquid crystal displays	Consumer product coatings
Mass flow management	Magneto-optic disks	Medical applications	Diamond-like coatings
Megasonic cleaning		Plasma displays	Food package coatings
Optical fiber thermometers			Large-area glass coatings
Photo-resist stripping			Optical coatings
Physical vapor deposition			Photovoltaics
Plasma-enhanced CVD			Superconductors
Chemical mechanical polishing
Solid-state temperature controls
Wafer handling
Rapid thermal processing
Electro-chemical deposition
CUSTOMERS
     Our products are sold worldwide to more than 100 OEMs and directly to more than 500 end users. Our ten largest customers accounted for 57% of our total sales in 2005, 60% in 2004 and 54% in 2003. We expect that sales of our products to these customers will continue to account for a large percentage of our sales in the foreseeable future.
     Applied Materials, our largest customer, accounted for 23% of our sales in 2005, 28% in 2004 and 21% in 2003. Ulvac, Inc., our largest customer in the flat panel display industry, accounted for 11% of our sales in 2005, and less than 10% in 2004 and 2003. No other customer exceeded 10% of our sales during these yearly periods.
Backlog
     Our backlog increased from $33.9 million at December 31, 2004 to $49.8 million at December 31, 2005. We schedule production of our systems based on order backlog and customer commitments. Backlog includes only orders scheduled to ship in the following quarter for which written authorizations have been accepted and revenue has not been recognized. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations.
Marketing, Sales and Service
     We sell our products primarily through direct sales personnel to customers in the United States, Europe and Asia. Our sales personnel are located at our headquarters in Fort Collins, Colorado, and in sales offices in San Jose, California; Austin and Dallas, Texas; and Vancouver, Washington. To serve customers in Asia and Europe, we have offices in Shenzhen and Shanghai, China; Bicester, England; Filderstadt and Stolberg, Germany; Lumbin, France; Hachioji and Tokyo, Japan; Bundang, South Korea; and Hsinchu and Taipei Hsien, Taiwan. These offices have primary responsibility for sales in their respective markets. We also have distributors inside and outside the United States.
     Sales outside the United States represented approximately 50% of our total sales in 2005, 48% in 2004 and 53% in 2003. International sales are subject to certain risks, including imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales and exposure to foreign currency fluctuations.
     We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers. We maintain customer service offices at many of the locations listed above, as well as other sites chosen considering our customer locations.

Manufacturing
     Our manufacturing locations are in Shenzhen, China; Fort Collins, Colorado; Hachioji, Japan; Stolberg, Germany; and Vancouver, Washington. In 2005, we completed the realignment of our worldwide manufacturing infrastructure, with Shenzhen, China being the central high-volume manufacturing site. The focus of our Fort Collins, Colorado and Hachioji, Japan locations is now on service and support, new product design and launch and advanced manufacturing.
     We generally manufacture different products at each facility. Our manufacturing activities consist of the assembly and testing of components and subassemblies, which are then integrated into our final products. Once final testing of all electrical and electro-mechanical subassemblies is completed, the final product is subjected to a series of reliability-enhancing operations prior to shipment to our customers. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We are increasingly outsourcing more of our subassembly work.
Intellectual Property
     We have a practice of seeking patents on inventions governing new products or technologies as part of our ongoing research, development and manufacturing activities. We currently hold 81 United States patents, 40 foreign-issued patents, and have nearly 100 patent applications pending in the United States, Europe and Asia. Generally, our efforts to obtain international patents have been concentrated in the industrialized countries of Europe and the Pacific Rim, because there are other manufacturers and developers of power conversion and control systems in those countries as well as customers for those systems.
     Litigation may from time to time be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. See “Item 1A Risk Factors – We are highly dependent on our intellectual property.”
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
     The markets in which we compete have seen an increase in global competition, especially from Asian and European-based equipment vendors. We have several foreign and domestic competitors for each of our product lines. Some of these competitors are larger and have greater resources than us. Our ability to continue to compete successfully in these markets depends on our ability to make timely introductions of system enhancements and new products. We expect our competitors will continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics.
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
Research and Development
     The market for our subsystems for vacuum process systems and related accessories is characterized by ongoing technological changes. We believe that continued and timely development of new highly differentiated products and enhancements to existing products to support OEM requirements is necessary for us to maintain a competitive position in the markets we serve. Accordingly, we devote a significant portion of our personnel and financial resources to research and development projects and seek to maintain close relationships with our customers and other industry leaders in order to remain responsive to their product requirements. Research and development expenses were $39.7 million in 2005, $49.0 million in 2004 and $49.7 million in 2003, representing 12.2% of our total sales in 2005, 12.9% in 2004 and 19.6% in 2003.
Number of Employees
     As of December 31, 2005, we had a total of 1,527 employees, 1,446 of whom were full-time employees. There is no union representation of our employees, and we have never experienced an involuntary work stoppage. We consider our employee relations to be good.

Effect of Environmental Laws
     We are subject to federal, state and local environmental laws and regulations, as well as the environmental laws and regulations of the foreign federal and local jurisdictions in which we have manufacturing facilities. We believe we are in material compliance with all such laws and regulations.
EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers, their positions and their ages as of March 22, 2006, are as follows:

Name	Age	Position
Hans Georg Betz	59	President and Chief Executive Officer

Charles S. Rhoades	45	Chief Operating Officer

Mark D. Hartman	32	Principal Financial & Accounting Officer

James G. Guilmart	51	Senior Vice President of Sales
     Hans Georg Betz became our President and Chief Executive Officer in August 2005. Dr. Betz has been a member of our Board of Directors since July 2004 and retains his board position. From August 2001 to July 2005, Dr. Betz was chief executive officer of West STEAG Partners GmbH, a German-based venture capital company focused on the high-technology industry. From January 1996 to July 2001, he was chief executive officer of STEAG Electronic Systems AG and a managing director at Leybold AG. Dr. Betz currently serves as a director of Mattson Technology, Inc., a publicly held supplier of advanced process equipment used to manufacture semiconductors, and serves as a member of its audit and compensation committees. He also serves as a board member and compensation committee member of Steag HamaTech AG, a publicly held supplier of manufacturing equipment and process technology for the manufacture of optical media (CD/DVD) and for processing photomask and wafers for the semiconductor industry.
     Charles S. Rhoades joined us in September 2002 as Senior Vice President and General Manager of Control Systems and Instrumentation; in November 2004 he was named Executive Vice President of Products and Operations. On December 19, 2005, Mr. Rhoades was appointed as Chief Operating Officer. From March 2000 to September 2002, Mr. Rhoades was Vice President, Corporate Development at Portera Systems. Prior to Portera Systems, he was Managing Director of Product Development at Lam Research.
     Mark D. Hartman was designated as our Principal Financial Officer and Principal Accounting Officer, effective December 31, 2005, upon the departure of our former Chief Financial Officer. Mr. Hartman joined us in January 2002. He currently serves as the Director of Corporate Accounting and Assistant Corporate Controller, a position he has held since July 2002. Mr. Hartman served as our Assistant Corporate Controller from January 2002 to June 2002. Prior to joining Advanced Energy, Mr. Hartman was an independent financial management consultant and also had served in a progression of auditing and consulting positions at Arthur Andersen LLP. Mr. Hartman is a Certified Public Accountant.
     James G. Guilmart joined us in September 1999 as Director of Applied Materials Account Team and was named Senior Vice President of Sales in October 2000. From October 1998 to August 1999, he was Senior Vice President, SAP Business Unit at Siemens Information and Communications Products, LLC. Prior to Siemens, he was Vice President, Business Implementation at Unisys Corporation.

ITEM 1A. RISK FACTORS
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
     Our operating results may be adversely affected by a variety of factors, many of which are beyond our control and difficult to predict. These factors include:
•	Fluctuations in demand in the semiconductor, semiconductor capital equipment and flat panel display industries and other industries in which our customers operate;

•	The timing and nature of orders placed by our customers;

•	Seasonal variations in capital spending by our customers;

•	Changes in our customers’ inventory management practices;

•	Customer cancellation or postponement of previously placed orders;

•	Pricing competition from our competitors;

•	Customer requests for us to reduce prices, enhance features, improve reliability, shorten delivery times and extend payment terms;

•	Component shortages or allocations or other factors that result in delays in manufacturing and sales or result in changes to our inventory levels or cause us to substantially increase our spending on inventory;

•	The introduction of new products by us or our competitors;

•	Changes in macroeconomic conditions;

•	Litigation, especially regarding intellectual property; and

•	Currency exchange rate fluctuations. Currently, a 10% adverse change in exchange rates would have approximately a 4% to 5% adverse impact on reported revenues and expenses.
We have recently transferred the production of substantially all of our product lines to our manufacturing facility in Shenzhen, China, and may experience unforeseen difficulties and challenges with these new operations.
     We have invested significant human and financial resources to establish our manufacturing facility in Shenzhen, China. These investments were made with the goal of reducing our labor costs by increasing our workforce in China and correspondingly decreasing our workforce in the United States. Because our operating history in Shenzhen is limited, we cannot predict with certainty the impact that this new facility will have on our operating results. We may incur unforeseen costs with respect to this facility and the related workforce.
We might not realize all of the intended benefits of transitioning our supply base to Asian suppliers.
     We are continuing our transition to purchasing a substantial portion of components for our products from Asian suppliers to lower our materials costs and shipping expenses. These components might require us to incur higher than anticipated testing or repairing costs, which would have an adverse effect on our operating results. Customers, including major customers who have strict and extensive requirements, might not accept our products if they contain these lower-priced components. A delay or refusal by our customers to accept such products might require us to continue to purchase higher-priced components from our existing suppliers or might cause us to lose sales to these customers, which would have an adverse effect on our operating results.

Raw material, part, component and subassembly shortages, exacerbated by our dependence on sole and limited source suppliers, could affect our ability to manufacture products and systems and could delay our shipments.
     Our business depends on our ability to manufacture products that meet the rapidly changing demands of our customers. Our ability to manufacture our products timely depends in part on the timely delivery of raw materials, parts, components and subassemblies from suppliers. We rely on sole and limited source suppliers for some of our raw materials, parts, components and subassemblies that are critical to the manufacturing of our products. This reliance involves several potential risks, including the following:
•	Inability to obtain an adequate supply of required parts, components or subassemblies;

•	Supply shortages if a sole source provider ceases operations;

•	Having to fund the operating losses of a sole source provider;

•	Reduced control over pricing and timing of delivery of raw materials, parts, components or subassemblies;

•	Need to qualify alternative suppliers which could be time consuming and lead to delays in delivery of products to our customers, as well as increased costs; and

•	Inability of our suppliers to develop technologically advanced products to support our growth and development of new products.
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
     Our ten largest customers accounted for 57% of our total sales in 2005, 60% in 2004 and 54% in 2003. Applied Materials, our largest customer, accounted for 23% of our sales in 2005, 28% in 2004 and 21% in 2003. Ulvac, Inc., our largest customer in the flat panel display industry, accounted for 11% of our sales in 2005, and less than 10% in 2004 and 2003. No other customer exceeded 10% of our sales during these yearly periods. The loss of any of our significant customers or a material reduction in any of their purchase orders could significantly harm our business, financial condition and results of operations.
     Our customers continuously exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base and the highly competitive markets in which we compete, we may be required to reduce our prices or extend payment terms to remain competitive. We may not be able to reduce our expenses in an amount sufficient to offset potential margin declines.
We generally have no written long-term contracts with our customers requiring them to purchase any specified quantities from us.
     As is typical in our industry, our sales are primarily made on a purchase order basis, and we generally have no written long-term purchase commitments from our customers. As a result, we are limited in our ability to predict the level of future sales or commitments from our current customers, which may diminish our ability to effectively allocate labor, materials and equipment in the manufacturing process. In addition, we may accumulate inventory in anticipation of sales that do not materialize resulting in excess and obsolete inventory write-offs.
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
     Although we currently have no outstanding borrowings under our $40 million revolving line of credit, we may in the future need to borrow under this line of credit. Advances under the line of credit would bear interest at the prime rate (7.5% at March 22, 2006) minus 1% and would be due and payable in July 2006. Our borrowings under the line of credit agreement are limited based upon letters of credit outstanding under this agreement and the lenders borrowing base calculation, which considers among other factors, our accounts receivable and inventory balances. As a condition of borrowing and maintaining an outstanding balance under the line of credit, we are subject to covenants that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends. We were in compliance with all such covenants at December 31, 2005.
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
     Our sales to customers outside the United States were approximately 50% in 2005, 48% in 2004 and 53% in 2003. Our success in competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:
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
Changes in the value of the Chinese yuan could impact the cost of our operation in Shenzhen, China.
     The Chinese government is continually pressured by its trading partners to allow its currency to float in a manner similar to other major currencies. The recent revaluation of the yuan has not had a material impact on our operations. Any further change may impact our ability to control the cost of our products in the world market. Specifically, the decision by the Chinese government to allow the yuan to begin to float against the United States dollar could significantly increase the labor and other costs incurred in the operation of our Shenzhen facility and the cost of raw materials, parts, components and subassemblies that we source in China, thereby negatively affecting our financial condition and operating results.
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
We have been, and in the future may again be, involved in patent litigation. Patent litigation is costly and could result in further restrictions on our ability to sell certain products or an inability to prevent others from using technology we have developed.
Litigation may be necessary to enforce patents issued to us, to protect our trade secrets or know-how, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of our proprietary rights or the proprietary rights of others. This type of litigation often requires substantial management time and attention, as well as financial and other resources.
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
     Douglas S. Schatz, our Chairman of the Board, beneficially owns approximately 21% of our outstanding common stock as of March 22, 2006. The sale of a substantial amount of the shares owned by him could negatively affect the market price of our common stock. Mr. Schatz has entered into a written trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the sale of up to 720,000 shares of common stock if certain price targets and other conditions are met.
Our Chairman of the Board owns a significant percentage of our outstanding common stock, which could enable him to control our business and affairs.
     Douglas S. Schatz, our Chairman of the Board, beneficially owns approximately 21% of our outstanding common stock as of March 22, 2006. This stockholding gives Mr. Schatz significant voting power and influence. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to control our business affairs for the foreseeable future in a manner with which our other stockholders may not agree.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     Information concerning our principal properties at December 31, 2005 is set forth below.

Location	Type	Principal Use	Sq. Footage	Ownership
San Jose, CA	Office	Distribution	20,000	Leased
Fort Collins, CO	Office, plant	Headquarters,	236,000	Leased
		Research and development,
		Manufacturing, Distribution
Austin, TX	Office	Distribution	8,000	Leased
Dallas, TX	Office	Distribution	2,000	Leased
Vancouver, WA	Office, plant	Research and development,	20,000	Leased
		Manufacturing, Distribution
Shanghai, China	Office	Distribution	8,000	Leased
Shenzhen, China	Office, plant	Manufacturing, Distribution	100,000	Leased
Bicester, England	Office	Distribution	1,000	Leased
Lumbin, France	Office	Distribution	1,000	Leased
Filderstadt, Germany	Office	Distribution	9,000	Leased
Stolberg, Germany	Office, plant	Research and development,	17,000	Leased
		Manufacturing, Distribution
Hachioji, Japan	Office, plant	Research and development,	46,000	Owned	(1)
		Manufacturing, Distribution
Bundang, South Korea	Office	Distribution	14,000	Owned	(2)
Hsinchu, Taiwan	Office	Distribution	9,000	Leased
Taipei Hsien, Taiwan	Office	Distribution	13,000	Leased

(1)	The Company owns this facility which serves as collateral for senior borrowings of approximately $2.1 million as of December 31, 2005, maturing serially through May 2007.

(2)	The Company owns this facility which serves as collateral for a mortgage note payable of approximately $1.6 million outstanding as of December 31, 2005, due July 2007.
     During 2006, we expect to reduce the square footage of our Fort Collins, Colorado facilities by approximately 13%. We consider all of the above facilities suitable and adequate to meet our production and office space needs for the foreseeable future.
     In 2005, we closed the following facilities:

Location	Type	Principal Use	Sq. Footage	Ownership
Dresden, Germany	Office	Distribution	2,000	Leased
Tokyo, Japan	Office	Distribution	4,000	Leased
ITEM 3. LEGAL PROCEEDINGS
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
     On June 8, 2005, the Korean Customs Service (“KCS”) issued a Pre-Taxation Notification concerning back duties and value added taxes allegedly owed on goods imported by the Company’s Korean subsidiary, Advanced Energy Industries Korea, Inc., during the five year period ended June 8, 2005. On June 27, 2005, we protested the notifications on the grounds that the assessment was unwarranted and based on a misapplication of international tariff rules. On September 9, 2005, the KCS rejected our protest. Beginning on September 19, 2005, the KCS issued a series of taxation notices for duties and penalties owed of approximately $2.2 million. In order to appeal the assessment to the Korean National Tax Tribunal, an independent review board of the Korean Ministry of Finance and Economy, we paid the taxation notices. We filed our appeals of the assessments in December 2005, and the KCS filed a response in opposition to our appeal. We anticipate that the Korean National Tax Tribunal will schedule a hearing for adjudication of the matter in the second quarter of 2006. We do not anticipate that the amount of any ultimate loss in respect of this matter will have a material adverse effect on our financial position or consolidated results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock trades on the Nasdaq National Market under the symbol “AEIS.” At March 22, 2006, the number of common stockholders of record was 726, and the closing sale price on that day was $13.81 per share.
     The table below shows the range of high and low closing sale prices for the common stock as quoted (without retail markup or markdown and without commissions) on the Nasdaq National Market; quotations do not necessarily represent actual transactions:

	2005		2004
	High	Low	High	Low
First Quarter	$9.96	$6.88	$28.19	$19.13
Second Quarter	$11.10	$7.86	$23.07	$12.83
Third Quarter	$12.61	$7.76	$15.32	$8.78
Fourth Quarter	$13.85	$10.01	$10.97	$7.92
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
ITEM 6. SELECTED FINANCIAL DATA
     The selected consolidated statement of operations data and the related consolidated balance sheet data were derived from the audited consolidated financial statements. The information below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Form 10-K in order to more fully understand the factors that may affect the comparability of the information presented below.

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001 (a)
Statement of Operations Data:
Sales	$325,482	$380,537	$253,536	$233,730	$193,600
Gross profit	117,081	114,626	84,319	66,192	57,432
Total operating expenses	101,107	118,093	108,746	128,891	104,319
Income (loss) from operations	15,974	(3,467)	(24,427)	(62,699)	(46,887)
Income (loss) from continuing operations	3,622	(14,670)	(45,536)	(42,113)	(31,379)
Net income (loss)	12,817	(12,747)	(44,241)	(41,399)	(31,379)

Income (loss) from continuing operations per share — diluted	$0.10	$(0.45)	$(1.41)	$(1.31)	$(0.99)
Net income (loss) per share — diluted	$0.34	$(0.39)	$(1.37)	$(1.29)	$(0.99)
Diluted weighted-average common shares outstanding	37,434	32,649	32,271	32,026	31,712

(a)	The results of discontinued operations are included within the 2001 continuing operations balances, due to the Company not separately recording and analyzing these results prior to 2002 in sufficient detail to reclassify to discontinued operations.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$59,685	$107,982	$134,892	$172,347	$271,978
Working capital	143,633	206,915	205,835	247,942	349,608
Total assets	310,117	394,407	414,731	455,733	450,195
Total debt	4,190	196,123	202,468	213,580	207,730
Stockholders’ equity	257,430	144,978	151,834	183,339	214,345

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations, plans and projections are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue or change. Forward-looking statements involve risks and uncertainties. Consequently, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight to be overly optimistic or unachievable, include, but are not limited to, the following:
•	Changes or slowdowns in general economic conditions or conditions in the semiconductor, semiconductor capital equipment and flat panel display industries and other industries in which our customers operate;

•	Timing and nature of orders placed by our customers, including their product acceptance criteria;

•	Future warranty costs in excess of anticipated levels;

•	Periodic charges for excess and obsolete inventory;

•	Pricing competition from our competitors;

•	Lower average selling prices than anticipated;

•	Costs incurred and judgments resulting from patent or other litigation;

•	Component shortages or allocations or other factors that change our levels of inventory or substantially increase our spending on inventory;

•	The introduction of new products by us or our competitors;

•	Changes in our customers’ inventory management practices;

•	Customer cancellations of previously placed orders and shipment delays; and

•	Changes in foreign currency exchange rates.
     For a discussion of these and other factors that may impact our realization of our forward-looking statements, see “Item 1A – Risk Factors” within Part I of this Form 10-K.
Executive Summary
     Our sales in 2005 were $325.5 million, a 14% decrease from sales in 2004 of $380.5 million. The decrease in our sales principally reflects a downturn in spending in the semiconductor, semiconductor capital equipment, and flat panel display industries.
     In 2005, we completed the transition of our high-volume manufacturing to our Shenzhen, China facility for all product platforms originally identified for transfer to Shenzhen. We also continued our transition to lower-cost Asian suppliers. The elimination of the duplicative costs incurred throughout the transition, the benefit of reduced manufacturing costs in China, and the reduced costs experienced through increased purchasing from Asian suppliers have positively contributed to our results of operations in 2005 compared to 2004 and 2003. Our gross margin increased to 36.0% in 2005 from 30.1% in 2004 and 33.3% in 2003. Our gross margin in 2004 was negatively impacted by significant charges for excess and obsolete inventory totaling $11.3 million.
     We also completed the sale of 11.5 million shares of common stock through an underwritten public offering and realized approximately $105.5 million in net proceeds, which we used towards the full redemption of our convertible subordinated notes with a total principal balance of $187.7 million. As a result, we eliminated substantially all of our long-term debt and interest expense.
     Our net income from continuing operations for 2005 was $3.6 million, compared to a net loss in 2004 of $14.7 million, and a net loss of $45.5 million in 2003. The improvement in 2005 from 2004 and 2003 was principally due to the elimination of the duplicative operating and logistics costs associated with our operational restructuring, focus on material cost reductions, the significantly reduced excess and obsolete inventory charges attributable to improved product life-cycle management, and the refocusing of our research and development activities. The improvement from 2004 to 2005 occurred despite the 14% decrease in our sales.

     In 2005, we made a strategic decision to focus our management attention and spending on our core operations. As a result, we sold our EMCO and IKOR product lines, as these lines were not considered critical to our core operations. Our income from discontinued operations was $9.2 million in 2005, comprised of a $7.9 million gain on the sale of discontinued operations and $1.3 million related to the operating results of discontinued operations. Income from discontinued operations was $1.9 million in 2004 and $1.3 million in 2003, representing the operating results of operations reclassified from continuing operations.
Results of Operations
     The following table summarizes certain data as a percentage of sales extracted from our consolidated statements of operations:

	Years Ended December 31,
	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Cost of sales	64.0	69.9	66.7

Gross profit	36.0	30.1	33.3

Operating expenses:
Research and development	12.2	12.9	19.6
Selling, general and administrative	17.1	16.3	21.1
Litigation settlement	0.9	—	—
Restructuring charges	0.8	1.0	1.7
Impairment of intangible assets	—	0.9	0.5

Total operating expenses	31.1	31.0	42.9

Income (loss) from operations	4.9	(0.9)	(9.6)
Other expense, net	(2.3)	(1.9)	(3.7)

Income (loss) from continuing operations before income taxes	2.6	(2.8)	(13.3)
Provision for income taxes	(1.5)	(1.0)	(4.7)

Income (loss) from continuing operations	1.1	(3.9)	(18.0)

Income from discontinued operations, net of tax	2.8	0.5	0.5

Net income (loss)	3.9%	(3.3)%	(17.4)%
SALES
     The following tables summarize annual net sales, and percentages of net sales, by customer type for each of the three years in the period ended December 31, 2005:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Semiconductor capital equipment	$205,322	$238,728	$155,153
Flat panel display	43,174	56,304	28,953
Data storage	19,616	29,229	26,397
Advanced product applications	57,370	56,276	43,033

	$325,482	$380,537	$253,536

	Years Ended December 31,
	2005	2004	2003
Semiconductor capital equipment	63%	63%	61%
Flat panel display	13	15	12
Data storage	6	7	10
Advanced product applications	18	15	17

	100%	100%	100%

     The following tables summarize annual net sales, and percentages of net sales, by geographic region for each of the three years in the period ended December 31, 2005. The following amounts do not contemplate where our customers may subsequently transfer our products.

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
United States	$163,657	$198,263	$117,635
Europe	34,228	58,852	47,915
Asia	126,480	122,533	86,873
Rest of world	1,117	889	1,113

	$325,482	$380,537	$253,536

	Years Ended December 31,
	2005	2004	2003
United States	50%	52%	47%
Europe	11	16	19
Asia	39	32	34
Rest of world	—	—	—

	100%	100%	100%

     Total sales were $325.5 million in 2005, $380.5 million in 2004 and $253.5 million in 2003, representing a decrease of 14% from 2004 to 2005 and a 50% increase from 2003 to 2004. The growth from 2003 to 2004 was due primarily to a recovery from downturns in the semiconductor and semiconductor capital equipment industries, and continued growth of the flat panel display industry. The decrease from 2004 to 2005 principally reflects a decline in demand in the semiconductor capital equipment, flat panel display and data storage industries, partially offset by an increase in demand in the advanced product applications, particularly applications dependent upon industrial coatings. We expect that these industries will recover slightly in the near term, but have no clear visibility for all of 2006.
     The semiconductor capital equipment industry is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry, which have consistently represented approximately 60% of our total sales, increased by approximately 54% from 2003 to 2004, and then declined by approximately 14% from 2004 to 2005, due largely to fluctuating demand. Our sales to our largest semiconductor capital equipment customers represented the majority of the fluctuating sales volume.
     Applied Materials is our largest customer and accounted for 23% of our sales in 2005, 28% in 2004 and 21% in 2003. Our ten largest customers accounted for 57% of our total sales in 2005, 60% in 2004 and 54% in 2003.
     Our sales to the flat panel display industry increased $27.4 million, or 94% from 2003 to 2004, and then decreased $13.1 million, or 23%, from 2004 to 2005. Our sales to the data storage industry increased $2.8 million, or 11% from 2003 to 2004, and then decreased $9.6 million, or 33%, from 2004 to 2005. The increases in sales from 2003 to 2004 followed by the decreases from 2004 to 2005 in these industries are primarily attributed to fluctuating demand. Ulvac, Inc., our largest customer in the flat panel display industry, accounted for 11% of our sales in 2005, and less than 10% in 2004 and 2003.
     Sales for advanced product applications have been steadily increasing, which we attribute primarily to the general expansion of applications dependent upon industrial coatings. Our advanced product application sales increased $13.2 million, or 31% from 2003 to 2004, and increased $1.1 million, or 2%, from 2004 to 2005.
     Looking forward to 2006, there is no assurance that our revenue will remain consistent with, or increase from, the levels experienced during 2005. Changes in the macroeconomic environment, semiconductor supply and demand, and other changes that are beyond our control introduce significant uncertainty into our forecasts.
GROSS MARGIN
     Our gross margin was 36.0% in 2005, 30.1% in 2004 and 33.3% in 2003. The improvement in our gross margin is attributed to the completion of our high-volume manufacturing transition to China, lowering of our worldwide logistics costs, product portfolio management, supplier transitions and design-led cost reductions, offset by the impact of the lower sales base.
     The decline in gross margin from 2003 to 2004 was primarily due to: lower average selling prices than anticipated; increasing manufacturing costs at the Shenzhen facility as production of more product lines was transferred and customers began accepting products from such facility, without equivalent decreases in manufacturing and facilities costs at our Fort Collins facility (impact of approximately 200 – 300 basis points); high demand during 2004 for product lines with relatively low margins; and excess and obsolete inventory charges during the fourth quarter of 2004 resulting from changes in our product life-cycle management program, discontinuance of certain products in select markets, the product mix shift from 200mm wafers to 300mm wafers and the expected continued slowdown in the semiconductor industry in the near term.
     Our gross margin in 2005 was positively impacted by 1.7 percentage points, due to our discontinuance of the allocation of human resource and finance department costs to cost of sales. As part of our significant operational restructuring, we have reviewed all aspects of our management reporting and determined that the continued allocation of such costs was no longer appropriate. In 2005, these costs are recorded in selling, general and administrative expenses. Human resource and finance department costs included in our gross margin represented 1.6 percentage points in 2004 and 1.9 percentage points in 2003.
Our gross margins during these years have been adversely affected principally by the following factors:
•	The lower sales bases in 2005 and 2003 caused in large part by downturns in the semiconductor equipment industry, resulting in lower absorption of our fixed costs;

•	During our transition of high-volume manufacturing to Shenzhen, from 2003 to mid-2005, we had been required to operate manufacturing facilities in both Shenzhen and Fort Collins to produce the same products, which required duplicate management, procurement and engineering teams, as well as facilities costs;

•	Increased shipping and related costs for products manufactured in our Shenzhen facility during our manufacturing transition;

•	Lower average selling prices;

•	High demand for two product groups with margins lower than our corporate average;

•	Charges for excess and obsolete inventory were approximately $1.7 million in 2005, $11.3 million in 2004 and $3.0 million in 2003. The 2004 charge was primarily due to changes in our product life-cycle management program, discontinuance of certain products in select markets, the product mix shift from 200mm wafers to 300mm wafers and the expected continued slowdown in the semiconductor industry in the near term. The 2003 charge was primarily due to a reduced sales outlook and a management decision to discontinue certain product offerings. Due to the highly customized nature of our inventory, minimal quantities of reserved inventory are subsequently sold, and therefore subsequent sales of this inventory have not had a material impact on our gross margin. The reserved inventory is typically disposed of when it is determined that no possible future use could arise; and

•	Warranty costs of approximately $11.2 million in 2005, $10.5 million in 2004 and $8.1 million in 2003.
Factors that could cause our gross margins to be negatively impacted in 2006 and beyond include, but are not limited to the following:
•	Decrease in average selling prices;

•	Unanticipated costs related to our recent transition to China manufacturing and continuing move to lower-cost Asian suppliers;

•	Cost reduction programs initiated by semiconductor manufacturers and semiconductor capital equipment manufacturers that negatively impact our average selling price;

•	Warranty costs in excess of historical rates and our expectations;

•	Freight costs in excess of historical rates and our expectations;

•	Increased levels of excess and obsolete inventory, either due to market conditions, the introduction of new products by our competitors, or our decision to discontinue certain product lines;

•	Impact of our adoption of the stock-based compensation expensing provisions of SFAS 123(R); and

•	Changes in foreign currency exchange rates that might affect our costs.

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
     Our research and development expenses were $39.7 million in 2005, $49.0 million in 2004 and $49.7 million in 2003. As a percentage of sales, research and development expenses have decreased to 12.2% in 2005, from 12.9% in 2004 and 19.6% in 2003. The decrease from 2003 to 2004 was due primarily to the higher sales base in 2004. The decrease from 2004 to 2005 is primarily due to less engineering support needed in connection with the transition of high-volume product manufacturing to China, prioritization of our research and development projects and increased scrutiny of our costs.
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
     Selling, general and administrative (“SG&A”) expenses were $55.7 million in 2005, $61.9 million in 2004 and $53.6 million in 2003. As a percentage of sales, SG&A expenses decreased from 21.1% in 2003 to 16.3% in 2004 and then increased to 17.1% in 2005. The percentage decrease from 2003 to 2004 was due to the increasing sales base and our cost reduction measures, including the closures of certain locations, partially offset by an increase in selling expense in 2004 of $3.8 million due to a change in an accounting estimate related to our demonstration equipment (described below). In dollar terms, SG&A expenses decreased from 2004 to 2005 due primarily to the benefit of our cost reduction measures and decreased commissions, partially offset by the increased allocation of certain costs from cost of sales to SG&A expenses discussed above. As a percentage of sales, the increase from 2004 to 2005 is primarily attributed to the 14% decreased sales base.
     Prior to the fourth quarter of 2004, our demonstration equipment program was structured to enable our customers or potential customers to evaluate equipment in order to facilitate sales. Under this program, we amortized our demonstration equipment based on its originally estimated useful life of two years. During the fourth quarter of 2004, we evaluated this program and determined that it was not achieving the desired results, primarily in terms of the ultimate sale of the demonstration equipment. As a result, we shifted our focus from selling the demonstration equipment to utilizing the equipment for achieving design wins with our major customers and significant potential customers, with the demonstration equipment used solely as a sales and marketing tool and with no subsequent efforts to sell the equipment. Based upon these changes, specifically our decision not to expend resources to realize sales value from the demonstration equipment currently in the field, we wrote-off the net book value of the demonstration equipment. Subsequently, our practice has been to expense our demonstration equipment to SG&A in the period in which it is given to our customer or potential customer. This change has not had a continuing material impact on our operating results.
     Patent litigation expenses from 2003 through 2005 have comprised a portion of our SG&A expenses. In addition to the litigation settlement paid to MKS Instruments, Inc. (“MKS”) as described below, we have recorded legal fees and expenses related to litigation with MKS and others of approximately 2% to 8% of our total SG&A expenses for each of the three years in the period ended December 31, 2005.
     LITIGATION SETTLEMENT
     On October 3, 2005, we executed a settlement agreement with MKS, resolving all pending claims worldwide relating to our Xstream™ With Active Matching Network™ reactive gas generator products. Pursuant to the settlement agreement, we paid MKS $3.0 million in cash. We also stipulated to a final judgment of infringement and an injunction prohibiting us from making, using, selling, offering to sell, or importing into the United States, or any country in which a counterpart patent exists, our Xstream products and all other toroidal plasma generator products, except as permitted under the settlement agreement. Sales of these products have accounted for less than 5% of our total sales each year since introduction of the products.
RESTRUCTURING CHARGES
     At the end of 2002, we announced major changes in our operations planned to occur through 2003. These included establishing the manufacturing location in China; consolidating worldwide sales forces; a move to lower-cost Asian suppliers; and the intention to close or sell certain facilities. Associated with these changes, we have recorded restructuring charges of $2.7 million in 2005, $3.9 million in 2004 and $4.3 million in 2003.

     The 2003 charges consisted of the recognition of expense for involuntary employee termination benefits for 109 employees in our United States operations; voluntary employee termination benefits, primarily in our Japanese operations for 36 employees; and asset impairments incurred as a result of closing our Longmont, CO manufacturing facilities.
     Our restructuring charges throughout 2004 and 2005 were incurred primarily in conjunction with our transition of our high-volume manufacturing to Shenzhen, China, which was substantially complete as of September 30, 2005. In 2004, we recorded $3.9 million of restructuring charges, primarily attributable to employee severance and termination costs for 262 employees in the Fort Collins facility. Related to this operations restructuring, and the transition of certain product lines from certain of our locations in Europe and Japan, we recorded restructuring charges in 2005 of $2.7 million, consisting primarily of $1.9 million for employee severance and termination costs and $746,000 for impairments of facilities-related assets in the United States and Japan, as a result of consolidation of certain of our facilities. The employee severance and termination costs were associated with 216 employees in the United States, 11 employees in Europe and three employees in Japan. With the exception of one employee in the United States, all of these employee severance and termination costs have been paid as of December 31, 2005. We expect to pay the remaining accrual for employee severance and termination costs of approximately $130,000 by the end of the first quarter of 2006. The remaining facility closing liability is expected to be paid over the remaining lease term expiring at the end of 2006 and is reflected net of expected sublease income of $51,000. Additional charges and cash requirements may be required in the future if the expected sublease income is not realized.
     We originally estimated that upon completion of the transfer of high-volume manufacturing to China, we would expect to save approximately $10.0 million to $12.0 million annually in labor and related costs when compared to what the costs would have been prior to the transition at similar production volumes. The expected savings were anticipated to be approximately $7.0 million in costs of sales, approximately $2.0 million in SG&A and approximately $2.0 million in research and development. We continue to believe that our annual savings as a result of our high-volume manufacturing transition to China will approximate these amounts, which we began to realize in the second half of 2005.
GOODWILL AND OTHER INTANGIBLE ASSET IMPAIRMENTS
     We perform our annual impairment test for goodwill in the fourth quarter. However, whenever events or circumstances indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we perform tests for impairment of these assets and record impairment charges, as necessary. Such events or circumstances include downturns or anticipated downturns in the industries in which we serve, changes in customer technology requirements, and other changes in circumstances affecting the underlying value of the recorded asset. We did not record any impairment charges of our amortizable intangible assets in 2005. We recorded amortizable intangible asset impairment charges totaling $3.3 million in 2004 and $1.2 million in 2003.
     During the fourth quarter of 2004, in conjunction with our financial forecasting for future periods, it was evident that projected cash flows from certain customers of the Dressler product line were substantially below amounts previously projected. The projected cash flows were considered in determining the fair value of certain contract-based and other amortizable intangible assets recorded at acquisition and also in subsequent periods to assess such assets for potential impairment. Due to the decline in projected cash flows, we performed assessments of the carrying values of the related amortizable intangible assets. These assessments consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. We estimated the intangible asset’s fair value through the use of projected cash flows based upon projected revenue streams over the life of the asset, discounted at rates consistent with the risk of the related cash flows. Based on this analysis we determined that the fair values of certain intangible assets were below the respective carrying values, and recorded impairment charges of approximately $2.9 million, which has been reported as an impairment of intangible assets in the accompanying consolidated statement of operations.
     Also during the fourth quarter of 2004, in conjunction with our restructuring plan, employees who were the subject of certain contract-based amortizable intangibles left the Company or their responsibilities were significantly altered. As a result, we performed assessments of the carrying values of the related amortizable intangible assets. These assessments consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. We estimated the intangible asset’s fair value through the use of a lost profits method of determining the fair value, arriving at projected cash flows which were then discounted at rates consistent with the risk of the related cash flows. Based on this analysis we determined that the fair values of certain intangible assets were below the respective carrying values, and recorded impairment charges of approximately $397,000, which has been reported as an impairment of intangible assets in the accompanying consolidated statement of operations.
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
     Interest income was approximately $2.9 million in 2005 and $1.7 million in 2004 and 2003. The increase in interest income from the 2003 and 2004 periods was due to our higher level of cash, cash equivalents and marketable securities for most of the year prior to our redemption of the convertible subordinated notes, increasing interest rates, and our investing the $105.5 million in net proceeds from our public offering of 11.5 million shares prior to our use of those proceeds to redeem our convertible subordinated notes. Portions of the proceeds were held by us, up to 45 days. We expect interest income in future periods to decrease due to our lower combined cash, cash equivalent and marketable securities balances resulting from the use of cash to redeem our convertible subordinated notes.
     Interest expense consisted principally of interest on our convertible subordinated notes, on borrowings under capital lease facilities and senior debt, and amortization of our deferred debt issuance costs. Interest expense was approximately $8.2 million in 2005, $11.0 million in 2004 and $11.3 million in 2003. Interest expense decreased slightly from 2003 to 2004 due to the repayment of approximately $8.6 million of senior borrowings and capital leases during 2004, offset in part by a new borrowing of approximately $1.6 million. Interest expense decreased $2.9 million from 2004 to 2005 due primarily to the redemption of our 5.25% convertible subordinated notes with a total principal balance of $66.2 million and our 5.0% convertible subordinated notes with a total principal balance of $121.5 million in September 2005. Due to the redemption of all our convertible subordinated notes by the end of the third quarter of 2005, quarterly interest expense and amortized debt issuance costs of approximately $2.7 million has been eliminated.
     Our foreign subsidiaries’ sales are primarily denominated in currencies other than the United States dollar. We recorded net foreign currency gains of $243,000 in 2005, $1.0 million in 2004 and $869,000 in 2003.
     Debt extinguishment expense of $3.2 million resulted from the redemption of our convertible subordinated notes with a total principal balance of $187.7 million. The expense of $3.2 million is comprised of $2.1 million for redemption premium and $1.1 million for the write-off of deferred debt issuance costs.
     Net other income (expense) consists principally of miscellaneous gains and losses, including gains and losses on the sale of investments and impairments of investments. We recorded net other income of $763,000 in 2005 and $1.0 million in 2004. We recorded net other expense of $644,000 in 2003.
PROVISION FOR INCOME TAXES
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Since 2003, we have recorded valuation allowances against certain of our United States and foreign net deferred tax assets in jurisdictions where we have incurred significant losses. Given such experience, management could not conclude that it was more likely than not that these net deferred tax assets will be realized. While there may be indications that our operating results may improve in future periods, our management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, is required to place greater weight on our historical results as compared to projections regarding future taxable income. If we generate future taxable income, or should we be able to conclude that sufficient taxable income is reasonably assured based on profitable operations, in the appropriate tax jurisdictions, against which these tax attributes may be applied, some portion or all of the valuation allowance will be reversed and a corresponding reduction in income tax expense will be reported in such period.
     We assess the recoverability of our net deferred tax assets on a quarterly basis. If we determine that it is more likely than not that we will realize a portion or all of our net deferred tax assets, some portion or all of the valuation allowance will be reversed with a corresponding reduction in income tax expense in such period. From 2003 through 2005, we have only reversed portions of such valuation allowances for which we have realized the underlying asset.
     The income tax provision of $4.9 million for 2005 represented an effective tax rate on income from continuing operations of 57%. On the loss from continuing operations, the income tax provision of $3.9 million for 2004 represented an effective tax rate of negative 37% and the income tax provision of $11.8 million for 2003 represented an effective tax rate of negative 35%. The fluctuation in our effective tax rate from period to period is due to the fluctuations in our taxable income by jurisdiction. Despite the consolidated loss from continuing operations earned in 2004 and 2003, taxable income earned in certain foreign jurisdictions resulted in a consolidated provision for income taxes. The income from our discontinued operations was earned in the United States. No provision for income taxes is attributed to these discontinued operations, due to the valuation allowances against certain deferred tax assets in the United States, including those generated by net operating losses.
     When recording acquisitions, we have recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Reversals of valuation allowances recorded in purchase accounting will be reflected as a reduction of goodwill in the period of reversal. For the year ended December 31, 2005, no valuation allowances established in purchase accounting were reversed with a corresponding reduction in goodwill.
     Approximately $2.6 million of the valuation allowance relates to the benefit from stock-based compensation. Any reversal of valuation allowance from this item will be reflected as a component of stockholders’ equity.
DISCONTINUED OPERATIONS
     Income from discontinued operations was $9.2 million in 2005, $1.9 million in 2004 and $1.3 million in 2003. In 2005, we sold the assets of our EMCO product line and our IKOR product line, as they were not critical to our core operations. We recognized a gain on the sale of the EMCO product line of $2.9 million and a gain on the sale of the IKOR product line of $5.0 million. Because the EMCO product line has not represented a significant portion of our operations, with revenues representing 2.7% of annual consolidated sales in 2003, 1.6% in 2004 and 1.8% through its sale on June 24, 2005, and represents an insignificant portion of our operating results for all periods presented, we have not reclassified the results of operations of the EMCO product line to income from discontinued operations. The results of operations of the IKOR product line have been reclassified to income from discontinued operations, which results include income of $1.3 million in 2005, $1.9 million in 2004 and $1.3 million in 2003. No provision for income taxes is attributed to these operations due to the valuation allowances against certain deferred tax assets in the United States, as the income from our discontinued operations was earned in the United States.
Quarterly Results of Operations
     The following tables present unaudited quarterly results in dollars and as a percentage of sales for each of the eight quarters in the period ended December 31, 2005. We believe that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. Due to the volatility of the industries in which our customers operate the operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
Sales	$100,163	$105,321	$90,242	$84,811	$82,176	$84,163	$78,756	$80,387
Gross profit	36,762	35,923	28,666	13,275	27,322	30,646	28,922	30,191
Income (loss) from operations	8,835	8,318	1,683	(22,303)	2,533	5,026	2,177	6,238
Income (loss) from continuing operations	5,949	4,034	(1,308)	(23,345)	(83)	2,877	(4,203)	5,031
Income from discontinued operations	975	436	172	340	817	3,072	312	4,994
Net income (loss)	$6,924	$4,470	$(1,136)	$(23,005)	$734	$5,949	$(3,891)	$10,025

Diluted earnings (loss) per share	$0.21	$0.13	$(0.03)	$(0.70)	$0.02	$0.18	$(0.10)	$0.22

	Quarters Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
Percentage of Sales:
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	36.7%	34.1%	31.8%	15.7%	33.2%	36.4%	36.7%	37.6%
Income (loss) from operations	8.8%	7.9%	1.9%	(26.3)%	3.1%	6.0%	2.8%	7.8%
Income (loss) from continuing operations	5.9%	3.8%	(1.4)%	(27.5)%	(0.1)%	3.4%	(5.3)%	6.3%
Income from discontinued operations	1.0%	0.4%	0.2%	0.4%	1.0%	3.7%	0.4%	6.2%
Net income (loss)	6.9%	4.2%	(1.3)%	(27.1)%	0.9%	7.1%	(4.9)%	12.5%

     We had a net loss in the fourth quarter of 2004 of $23.0 million. Pretax charges in the fourth quarter included $9.2 million to cost of sales for increased excess and obsolete inventory reserves, $3.8 million to selling, general and administrative for the change in estimate of the useful life of the demonstration equipment (see Note 1 within Part II, Item 8), $3.7 million to restructuring for employee severance and termination costs primarily attributable to the Fort Collins facility (see Note 3 within Part II, Item 8), $3.3 million to impairment of intangible assets (see Note 8 within Part II, Item 8). These items contributed significantly to our fourth quarter 2004 results. We increased our reserve for excess and obsolete inventory in the fourth quarter of 2004 as a result of the fourth quarter strategic management decision to discontinue certain product offerings, the outlook for near term demand, the declining trend in our sales from the second quarter of 2004 to the fourth quarter of 2004, and the expected continued slowdown in the semiconductor industry in the near term.

     Our loss from continuing operations in the third quarter of 2005 included pretax charges of $3.2 million for debt extinguishment expenses (see Note 10 within Part II, Item 8) and $3.0 million for a litigation settlement (see Note 14 within Part II, Item 8).
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
Liquidity and Capital Resources
     At December 31, 2005, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $59.7 million, and a credit facility consisting of a $40.0 million revolving line of credit, none of which was outstanding at December 31, 2005. Borrowings under the revolving line of credit agreement are limited based upon letters of credit outstanding under this agreement and the lenders borrowing base calculation, which considers among other factors, our accounts receivable and inventory balances. Advances under the revolving line of credit would bear interest at the prime rate (7.5% at March 22, 2006) minus 1%. Any advances under this revolving line of credit will be due and payable in July 2006. We are subject to covenants on our line of credit that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends. We were in compliance with all such covenants at December 31, 2005.
     We have historically financed our operations and capital requirements through a combination of cash provided by operations, the issuance of long-term debt and common stock, bank loans, capital lease obligations and operating leases. During 2005, our cash, cash equivalents and marketable securities decreased $48.3 million from $108.0 million at December 31, 2004 to $59.7 million at December 31, 2005, primarily due to the redemption of our convertible subordinated notes for $189.8 million, offset by the $105.5 million of net proceeds from our public offering of 11.5 million shares of common stock and $36.1 million of net cash provided by operating activities.
     Operating activities provided cash of $36.1 million in 2005, which is the first annual period since 2001 in which cash was generated from operating activities. Operating activities used cash of $11.4 million in 2004 and $13.0 million in 2003. The generation of cash in 2005 is attributed to our improved operating results, namely our manufacturing and operating expense reductions and sell-through of inventory, despite the lower sales volume.
     Investing activities provided cash of $67.0 million in 2005, which primarily consisted of the net sale of marketable securities of $64.5 million used to redeem a portion of the convertible subordinated notes. Cash provided by investing activities in 2005 also reflects $8.9 million received on the sale of our IKOR product line and $3.9 million on the sale of our EMCO product line, offset in part by $10.8 million used for the purchase of property and equipment. Investing activities provided cash of $12.3 million in 2004, which primarily consisted of $23.8 million from proceeds on the net sale of marketable securities, offset by $14.0 million for the purchase of property and equipment. Investing activities used cash of $8.6 million in 2003, primarily attributed to $20.5 million of property and equipment purchases offset by $8.8 million of proceeds on the net sale of marketable securities.
     With the significant capital expenditures related to our investment in our manufacturing operations as well as our information technology infrastructure, we expect to reduce our capital expenditures in 2006 to approximately $6.0 million. Our planned level of capital expenditures is subject to frequent revisions as our business experiences sudden changes. In addition, changes in foreign currency exchange rates may significantly impact our capital expenditures in a particular period.
     Investing cash flows experience significant fluctuations from year to year as we buy and sell marketable securities, which we convert to cash to fund strategic investments and our current operations, and as we transfer cash into marketable securities when we attain levels of cash that are greater than needed for current operations.
     Financing activities used cash of $86.0 million in 2005, primarily due to the redemption of our convertible subordinated notes offset in part by our public offering of common stock. During the third quarter of 2005, we raised $105.5 million in net proceeds from a public offering of 11.5 million shares of common stock. With these proceeds we fully redeemed the 5.25% convertible subordinated notes due November 15, 2006. This redemption consisted of a $66.2 million principal payment, $883,000 for redemption premium, and $1.1 million for interest through the redemption dates. After the redemption of the 5.25% convertible subordinate notes, proceeds of approximately $37.3 million remained. These proceeds together with approximately $88.9 million of cash, cash equivalents and marketable securities were used to redeem the 5.0% convertible subordinated notes due September 1, 2006. This redemption consisted of a $121.5 million principal payment, $1.2 million for redemption premium, and $3.5 million for interest through the redemption dates. As a result, we expect to save approximately $2.4 million of cash interest expense quarterly. Financing activities used cash of $5.2 million in 2004 and $8.6 million in 2003, which primarily consisted of payments on our senior borrowings and capital lease obligations, partially offset by proceeds from the exercise of employee stock options and sale of common stock through our employee stock purchase plan and in 2004 proceeds of a senior borrowing used to purchase a building in South Korea.

     We expect our financing activities to continue to fluctuate in the future. Our payments under capital lease obligations and senior borrowings may also increase in the future if we enter into additional capital lease obligations or change the level of our bank financing. Our estimated payments under senior borrowings during 2006 will be approximately $1.8 million. A significant portion of these obligations are held in countries other than the United States; therefore, future foreign currency fluctuations, especially between the United States dollar and the Japanese yen, could cause significant fluctuations in our estimated 2006 payment obligations.
     CONTRACTUAL OBLIGATIONS
     The following table sets forth our future payments due under significant off-balance sheet arrangements and long-term debt obligations as of December 31, 2006.

	Payments Due by Period (In thousands)
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Senior borrowings	$1,815	$1,909	$—	$—	$—	$—	$3,724
Operating lease obligations	5,966	4,579	3,564	2,826	2,199	7,250	26,384
Inventory purchase obligations	2,500	—	—	—	—	—	2,500

Total obligations	$10,281	$6,488	$3,564	$2,826	$2,199	$7,250	$32,608

     Please refer to Note 9 Senior Borrowings, Note 14 Commitments And Contingencies and Note 16 Related Party Transactions included in Part II, Item 8 of this Form 10-K for further discussion regarding our significant off-balance sheet arrangements, long-term debt and capital lease obligations.
     Our inventory purchase obligations consist of minimum purchase commitments we entered into to ensure we have an adequate supply of critical components to meet the demand of our customers. We believe that these inventory purchases will be consumed in our on-going operations within one year of purchase.
     We believe that our working capital, together with cash anticipated to be generated by operations and borrowing capability under our revolving line of credit, will be sufficient to satisfy our anticipated liquidity requirements for the next twelve months.
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
     REVENUE RECOGNITION — Our standard shipping term is freight on board (“FOB”) shipping point, for which revenue is recognized upon shipment of products, at which time title passes to the customer, the price is fixed and collectability is reasonably assured. For certain customers, the Company has FOB destination terms, for which revenue is recognized upon receipt of the products by the customer, at which time title passes to the customer, the price is fixed and collectability is reasonably assured. Revenues from contracts that contain customer acceptance provisions are deferred until customer acceptance occurs. Generally, we do not have obligations to our customers after our products are shipped under FOB shipping point terms, after our products are received by customers under FOB destination terms, and after our products are accepted by customers under contractual acceptance provisions, other than pursuant to warranty obligations. In limited instances, we provide installation of our products. In accordance with Emerging Issues Task Force (“EITF”) Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables”, we allocate revenue based on the fair value of the delivered item, generally the product, and the undelivered item, installation, based on their respective fair values. Revenue related to the undelivered item is deferred until the services have been completed. Revenue deferrals are reported as customer deposits and deferred revenue in the condensed consolidated balance sheets.
     In certain instances, we require our customers to pay for a portion or all of their purchases prior to our building or shipping these products. Cash payments received prior to shipment are recorded as customer deposits and deferred revenue in the consolidated balance sheets, and then recognized as revenue as appropriate based upon the shipping terms of the products. We do not offer price protections to our customers or allow returns, unless covered by our normal policy for repair of defective products.
     WARRANTY POLICY — We offer warranty coverage for our products for periods typically ranging from 12 to 24 months after shipment. We estimate the anticipated costs of repairing products under warranty based on the historical or expected cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated quarterly, at a minimum, in light of actual experience and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is based on estimates. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the consolidated statements of operations.
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
     STOCK-BASED COMPENSATION — At December 31, 2005, we had three active stock-based compensation plans, which are more fully described in Note 18 within Part II, Item 8. We account for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. APB Opinion No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no compensation cost related to such options is reflected in the consolidated statement of operations. In 2005, we began issuing restricted stock units, compensation cost for which is recorded in the consolidated statement of operations. We make disclosures of pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied to all stock-based compensation as required by SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (see Note 18 within Part II, Item 8).
     We will adopt the provisions of SFAS No. 123(R), “Share Based Compensation”, as of January 1, 2006, as further discussed under the heading “New Accounting Pronouncements” under Note 1 within Part II, Item 8. The adoption of this statement will have a material impact on our results of operations as we will be required to record compensation expense in the consolidated statement of operations rather than disclose the impact on our results of operations within the notes to the consolidated financial statements.
     COMMITMENTS AND CONTINGENCIES — We are involved in disputes and legal actions arising in the normal course of our business (see Item 3 within Part I and Note 14 within Part II, Item 8). While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.
     INCOME TAXES — We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the tax rates expected in the period that the assets or liabilities are realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. We assess the recoverability of our net deferred tax assets on a quarterly basis. Our assessment includes a number of factors, including historical results and income projections for each jurisdiction. If we determine that it is more likely than not that we will realize a portion or all of our net deferred tax assets, some portion or all of the valuation allowance will be reversed with a corresponding reduction in income tax expense in such period.
     GOODWILL AND OTHER INTANGIBLE ASSETS — Goodwill represents the excess of the cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses.
     Goodwill and certain other intangible assets with indefinite lives are not amortized. Instead, goodwill and other indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. For the periods presented, we did not have any indefinite-lived intangible assets, other than goodwill. Impairment testing is performed in two steps: (i) we assess goodwill for potential impairment by comparing the fair value of our reporting unit with the carrying value, and (ii) if potential impairment is indicated because the reporting unit’s fair value is less than its carrying amount, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.
     Finite-lived intangible assets continue to be amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high-credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2005, our investments in marketable securities consisted primarily of commercial paper, municipal bonds and notes and institutional money markets. These securities are highly liquid. Earnings on our marketable securities are typically invested into similar securities. Interest rate risk on our investment portfolio has decreased since 2002 with the decrease in our marketable securities balance, which is primarily attributable to the use of these funds in operations and for the redemption of our convertible subordinated notes. We believe that a 10% decrease in average interest rates on these instruments would not have a material effect on our financial condition and results of operations.
     The interest rates on the borrowings of our foreign subsidiaries are variable and as of December 31, 2005 ranged from 1.5% to 5.5%. Due to the relatively low amount of our variable rate obligations, we believe a 10% increase in average interest rates on these instruments would not have a material effect on our financial condition or results of operations.
Foreign Currency Exchange Rate Risk
     We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. It is highly uncertain how currency exchange rates will fluctuate in the future. We have entered into various foreign currency forward exchange contracts to mitigate against currency fluctuations in the Japanese yen, Taiwanese dollar, South Korean won and Chinese yuan. The notional amount of our foreign currency contracts at December 31, 2005 was $8.9 million. The potential fair value loss for a hypothetical 10% adverse change in foreign currency exchange rates at December 31, 2005, would be approximately $898,000, which would be essentially offset by corresponding gains related to the underlying assets. At December 31, 2005 we held foreign currency forward exchange contracts, maturing through January 2006, primarily to purchase United States dollars and sell various foreign currencies. The following table summarizes our outstanding contracts as of December 31, 2005:

		Market
	Notional	Settlement	Unrealized
	Amounts	Amounts	(Loss)/Gain
	(In thousands)
Japanese yen contracts	$4,200	$4,108	$92
Taiwanese dollar contract	2,700	2,712	(12)
South Korean won contract	1,200	1,189	11
Chinese yuan contract	800	800	—

Balance at December 31, 2005	$8,900	$8,809	$91

     We also have long-term non-United States dollar-denominated debt of $1.9 million as of December 31, 2005 and $4.3 million as of December 31, 2004. A weakening of the United States dollar by 10% against the applicable Asian currencies would have resulted in unrealized translation losses of approximately $212,000 as of December 31, 2005 and $473,000 as of December 31, 2004. We will continue to evaluate various methods to minimize the effects of currency fluctuations when we translate the financial statements of our foreign subsidiaries into United States dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Advanced Energy Industries, Inc.
We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries (together the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Energy Industries, Inc. and subsidiaries’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 20, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/S/ GRANT THORNTON LLP
Denver, Colorado
March 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Advanced Energy Industries, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Advanced Energy Industries, Inc. (a Delaware Corporation) and subsidiaries (together the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Advanced Energy Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that Advanced Energy Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Advanced Energy Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005 and our report dated March 20, 2006 expressed an unqualified opinion on those financial statements.
/S/ GRANT THORNTON LLP
Denver, Colorado
March 20, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Advanced Energy Industries, Inc.:
We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of Advanced Energy Industries, Inc. (a Delaware Corporation) and subsidiaries for the year ended December 31, 2003. In connection with our audit of these consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Advanced Energy Industries, Inc. and subsidiaries for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
Advanced Energy Industries, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective January 1, 2003.

/s/ KPMG LLP

Denver, Colorado
February 20, 2004, except as to the matters related to the
     year ended December 31, 2003 disclosed in note 2
     to the consolidated financial statements,
     as to which the date is March 22, 2006

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,874	$38,404
Marketable securities	6,811	69,578
Accounts receivable —
Trade (less allowances for doubtful accounts of approximately $645 and $1,049 at December 31, 2005 and 2004, respectively)	64,900	66,610
Other	4,092	5,443
Income tax receivable	—	404
Inventories	56,199	73,224
Other current assets	6,773	4,168

Total current assets	191,649	257,831

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $70,666 and $59,464 at December 31, 2005 and 2004, respectively	39,294	44,746

OTHER ASSETS:
Deposits and other	3,808	6,468
Goodwill	61,316	68,276
Other intangible assets, net of accumulated amortization of $9,940 and $9,624 at December 31, 2005 and 2004, respectively	8,527	12,032
Customer service equipment, net of accumulated amortization of $8,436 and $6,880 at December 31, 2005 and 2004, respectively	2,407	2,968
Deferred debt issuance costs, net	—	2,086
Deferred income tax assets, net	3,116	—

Total assets	$310,117	$394,407

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$22,028	$17,683
Taxes payable	5,538	2,974
Accrued payroll and employee benefits	8,313	7,788
Accrued warranty expense	6,313	6,791
Accrued restructuring charges	616	4,414
Other accrued expenses	2,226	4,418
Customer deposits and deferred revenue	971	662
Capital lease obligations, current portion	196	294
Senior borrowings, current portion	1,815	3,432
Accrued interest payable on convertible subordinated notes	—	2,460

Total current liabilities	48,016	50,916

LONG-TERM LIABILITIES:
Capital leases, net of current portion	270	421
Senior borrowings, net of current portion	1,909	4,258
Deferred income tax liabilities, net	—	3,709
Convertible subordinated notes payable	—	187,718
Other long-term liabilities	2,492	2,407

Total long-term liabilities	4,671	198,513

Total liabilities	52,687	249,429

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 44,500 and 32,760 shares issued and outstanding at December 31, 2005 and 2004, respectively	45	33
Additional paid-in capital	253,675	144,500
Retained earnings (accumulated deficit)	22	(12,795)
Deferred compensation	(1,290)	—
Unrealized holding gains on available-for-sale securities, net	1,328	1,051
Cumulative translation adjustments, net	3,650	12,189

Total stockholders’ equity	257,430	144,978

Total liabilities and stockholders’ equity	$310,117	$394,407

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	2005	2004	2003
SALES	$325,482	$380,537	$253,536

COST OF SALES	208,401	265,911	169,217

GROSS PROFIT	117,081	114,626	84,319

OPERATING EXPENSES:
Research and development	39,720	49,004	49,711
Selling, general and administrative	55,681	61,851	53,554
Litigation settlement	3,000	—	—
Restructuring charges	2,706	3,912	4,306
Impairment of intangible assets	—	3,326	1,175

Total operating expenses	101,107	118,093	108,746

INCOME (LOSS) FROM OPERATIONS	15,974	(3,467)	(24,427)

OTHER INCOME (EXPENSE):
Interest income	2,866	1,737	1,721
Interest expense	(8,171)	(11,049)	(11,254)
Foreign currency gain	243	1,023	869
Debt extinguishment expense	(3,180)	—	—
Other income (expense), net	763	1,033	(644)

Total other expense, net	(7,479)	(7,256)	(9,308)

Income (loss) from continuing operations before income taxes	8,495	(10,723)	(33,735)
PROVISION FOR INCOME TAXES	(4,873)	(3,947)	(11,801)

INCOME (LOSS) FROM CONTINUING OPERATIONS	$3,622	$(14,670)	$(45,536)

Gain on sale of discontinued operations	7,855	—	—
Results of discontinued operations	1,340	1,923	1,295
Provision for income taxes	—	—	—

INCOME FROM DISCONTINUED OPERATIONS	$9,195	$1,923	$1,295

NET INCOME (LOSS)	$12,817	$(12,747)	$(44,241)

BASIC EARNINGS (LOSS) PER SHARE
Income from continuing operations	$0.10	$(0.45)	$(1.41)
Income from discontinued operations	$0.25	$0.06	$0.04
NET INCOME (LOSS) PER SHARE	$0.35	$(0.39)	$(1.37)

DILUTED EARNINGS (LOSS) PER SHARE
Income from continuing operations	$0.10	$(0.45)	$(1.41)
Income from discontinued operations	$0.25	$0.06	$0.04
NET INCOME (LOSS) PER SHARE	$0.34	$(0.39)	$(1.37)

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	37,084	32,649	32,271
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	37,434	32,649	32,271
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

				Retained		Accumulated
			Additional	Earnings		Other	Total
	Common Stock		Paid-in	(Accumulated	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Compensation	(Loss) Income	Equity
BALANCES, December 31, 2002	32,140	$32	$138,429	$44,193	$(542)	$1,227	$183,339
Exercise of stock options for cash	360	1	3,499	—	—	—	3,500
Sale of common stock through employee stock purchase plan	73	—	739	—	—	—	739
Amortization of deferred compensation	—	—	—	—	482	—	482
Comprehensive loss:
Equity adjustment from foreign currency translation, net of tax	—	—	—	—	—	6,491
Unrealized holding gains, net of tax	—	—	—	—	—	1,524
Net loss	—	—	—	(44,241)	—	—
Total comprehensive loss	—	—	—	—	—	—	(36,226)

BALANCES, December 31, 2003	32,573	$33	$142,667	$(48)	$(60)	$9,242	$151,834
Exercise of stock options for cash	122	—	1,224	—	—	—	1,224
Sale of common stock through employee stock purchase plan	65	—	609	—	—	—	609
Amortization of deferred compensation	—	—	—	—	60	—	60
Comprehensive loss:
Equity adjustment from foreign currency translation, net of tax	—	—	—	—	—	4,438
Unrealized holding losses, net of tax	—	—	—	—	—	(146)
Reclassification adjustment for amounts included in net loss related to sales of securities	—	—	—	—	—	(294)
Net loss	—	—	—	(12,747)	—	—
Total comprehensive loss	—	—	—	—	—	—	(8,749)

BALANCES, December 31, 2004	32,760	$33	$144,500	$(12,795)	$—	$13,240	$144,978
Exercise of stock options for cash	195	—	1,659	—	—	—	1,659
Sale of common stock through public offering	11,500	12	105,533	—	—	—	105,545
Sale of common stock through employee stock purchase plan	45	—	348	—	—	—	348
Stock-based compensation and amortization, net	—	—	1,635	—	(1,290)	—	345
Comprehensive income:
Equity adjustment from foreign currency translation, net of tax	—	—	—	—	—	(8,539)
Unrealized holding gains, net of tax	—	—	—	—	—	1,159
Less: reclassification adjustment for amounts included in net income	—	—	—	—	—	(882)
Net income	—	—	—	12,817	—	—
Total comprehensive income	—	—	—	—	—	—	4,555

BALANCES, December 31, 2005	44,500	$45	$253,675	$22	$(1,290)	$4,978	$257,430

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,817	$(12,747)	$(44,241)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	18,377	21,059	21,347
Stock-based compensation expense	345	60	482
Demonstration and evaluation equipment write-off	—	3,752	—
Benefit (provision) for deferred income taxes	(1,130)	444	6,429
Provision for excess and obsolete inventory	1,689	11,262	3,016
Asset impairment charges	—	3,326	1,350
Provision for (recovery of) doubtful accounts	126	198	(429)
Unrealized (gain) loss on foreign currency forward contracts	(91)	(107)	160
Net (gain) loss on disposal of assets	(7,944)	(864)	2,846
Debt extinguishment expense	3,180	—	—
Changes in operating assets and liabilities —
Accounts receivable-trade	(1,743)	(8,925)	(14,556)
Inventories	11,737	(19,783)	(11,339)
Other current assets	(1,311)	(675)	(62)
Accounts payable – trade	6,000	(5,849)	5,873
Other current liabilities and accrued expenses	(7,260)	(2,329)	(2,379)
Income taxes payable/receivable, net	3,307	2,507	16,530
Non-current assets	(2,133)	(3,099)	666
Non-current liabilities	85	392	1,321

Net cash provided by (used in) operating activities	36,051	(11,378)	(12,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(87,175)	(1,208)	(1,308)
Proceeds from sale of marketable securities	151,697	25,000	10,106
Proceeds from sale of assets	13,335	2,556	5,196
Purchase of property and equipment	(10,825)	(14,019)	(20,509)
Purchase of investments and advances	—	—	(400)
Acquisition of Dressler HF Technik GmbH, net of cash acquired	—	—	(1,675)

Net cash provided by (used in) investing activities	67,032	12,329	(8,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior borrowings	—	1,585	—
Repayment of senior borrowings and capital lease obligations	(3,708)	(8,609)	(12,847)
Payments on convertible subordinated notes	(189,816)	—	—
Sale of common stock through public offering, net of expenses	105,545	—	—
Sale of common stock through employee stock purchase plan	348	609	739
Proceeds from exercise of stock options	1,659	1,224	3,500

Net cash used in financing activities	(85,972)	(5,191)	(8,608)

EFFECT OF CURRENCY TRANSLATION ON CASH	(2,641)	1,122	1,518

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,470	(3,118)	(28,666)
CASH AND CASH EQUIVALENTS, beginning of year	38,404	41,522	70,188

CASH AND CASH EQUIVALENTS, end of year	$52,874	$38,404	$41,522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,292	$9,949	$10,521
Cash paid (received) for income taxes, net	$3,035	$1,227	$(9,642)
Assets sold for note receivable	$—	$1,842	$1,538
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
     BASIS OF PRESENTATION — The consolidated financial statements include the accounts of Advanced Energy Industries, Inc. and its’ wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are stated in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.
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
     NEW ACCOUNTING PRONOUNCEMENTS — In December 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as SFAS No. 123(R), “Share Based Compensation.” This statement replaces SFAS No. 123, amends SFAS No. 95, “Statement of Cash Flows”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all share-based awards granted, and to awards modified, repurchased or cancelled after the required effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, adjusted for expected forfeitures. Additionally, SFAS No. 123(R) will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. It will also require the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as currently required. The Company will adopt SFAS No. 123(R) as of January 1, 2006. Upon adoption, the Company will use the modified prospective method and therefore will not restate prior period results. This statement will have a material impact on the Company’s results of operations as the Company will be required to record compensation expense in the consolidated statement of operations rather than disclose the impact within its notes to the consolidated financial statements, but will not have a significant impact on the Company’s overall cash flow or financial position. Before adjustment for expected forfeitures, unrecognized stock-based compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $3.5 million and will be recorded over the remaining vesting period. The Company will continue to use the Black-Scholes option pricing model to estimate the fair value of share-based awards upon adoption in 2006.
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
     On June 9, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued. The adoption of SFAS No. 154 is not expected to have a material affect on the Company’s financial position and results of operations.
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
     EXCESS AND OBSOLETE INVENTORY— Inventory is written down or written off when it becomes obsolete, generally due to engineering changes to a product or discontinuance of a product line, or when it is deemed excess. Judgment by management is necessary in estimating the net realizable value of inventory based primarily upon forecasts of product demand. Charges for excess and obsolete inventory are recorded, as necessary, within cost of sales in the consolidated statements of operations. The Company recorded charges for excess and obsolete inventory of $1.7 million in 2005, $11.3 million in 2004 and $3.0 million in 2003.
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
     The Company recorded warranty charges of $11.2 million in 2005, $10.5 million in 2004 and $8.1 million in 2003.
     Included within the warranty charges is amortization of customer service equipment, which is manufactured product that is utilized as replacement and loaner equipment to existing customers, of $2.1 million in 2005, $2.0 million in 2004 and $2.2 million in 2003.
     The following summarizes the activity in the Company’s warranty reserves during 2005 and 2004:

	2005	2004
	(In thousands)
Balance at beginning of period	$6,791	$6,612
Additions charged to expense	9,116	8,457
Deductions	(9,594)	(8,278)

Balance at end of period	$6,313	$6,791

     SELLING, GENERAL AND ADMINISTRATIVE — Selling, general and administrative expenses in the accompanying consolidated statements of operations are expensed as incurred, including legal and advertising costs.
     STOCK-BASED COMPENSATION — At December 31, 2005, the Company had three active stock-based compensation plans, which are more fully described in Note 18. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. APB Opinion No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. With the exception of certain options granted in 1999 and 2000 by a shareholder of Sekidenko, Inc., prior to its acquisition by the Company (which was accounted for as a pooling of interests), all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no compensation cost related to such options is reflected in the consolidated statement of operations. In 2005, the Company began issuing restricted stock units, compensation cost for which is recorded in the consolidated statement of operations. Had compensation cost for the Company’s plans been determined consistent with the fair value-based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have changed to the following adjusted amounts:

(in thousands, except per share data)	2005	2004	2003
Net income (loss):
As reported	$12,817	$(12,747)	$(44,241)
Adjustment for stock-based compensation determined under fair value-based method for all awards (a), (b), (d)	(13,551)	(12,133)	(12,410)
Less: Compensation expense recognized in net income (loss) (a), (c)	345	60	482

As adjusted	$(389)	$(24,820)	$(56,169)

Basic earnings (loss) per share:
As reported	$0.35	$(0.39)	$(1.37)
As adjusted	$(0.01)	$(0.76)	$(1.74)

Diluted earnings (loss) per share:
As reported	$0.34	$(0.39)	$(1.37)
As adjusted	$(0.01)	$(0.76)	$(1.74)

(a)	Compensation expense in all periods presented is shown prior to income tax effects due to the Company recording valuation allowances against certain deferred tax assets in 2003 (see Note 12).

(b)	Compensation cost recognized with respect to options that are forfeited prior to vesting is reflected as a reduction of compensation expense in the period of forfeiture. Compensation expense related to awards granted under the Company’s employee stock purchase plan (“ESPP”) is estimated until the period in which settlement occurs, as the number of shares of common stock awarded and the purchase price are not known until settlement.

(c)	Compensation expense in 2005 represents the expense associated with the Company’s grants to employees of restricted stock units. Compensation expense in 2004 and 2003, represents expense associated with employee option grants made by a shareholder of Sekidenko, Inc. (prior to its acquisition by the Company) to employees under a preexisting arrangement to purchase shares of his common stock already outstanding at exercise prices below fair value. The options fully vested during the first quarter of 2004.

(d)	Adjustment includes expense of approximately $6.9 million, resulting from the acceleration of vesting of options outstanding as of October 18, 2005 that have an exercise price of $15.00 per share or higher. Options to purchase approximately 624,000 shares of common stock that would otherwise have vested over the subsequent 30 months became fully vested.
     For SFAS No. 123 purposes, the fair value of each option grant and purchase right granted under the ESPP are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
OPTIONS:
Risk-free interest rates	3.7%	3.1%	3.0%
Expected dividend yield rates	0.0%	0.0%	0.0%
Expected lives	3.8 years	3.0 years	2.9 years
Expected volatility	74.1%	75.2%	85.6%

ESPP:
Risk-free interest rates	2.9%	1.7%	1.3%
Expected dividend yield rates	0.0%	0.0%	0.0%
Expected lives	0.5 years	0.5 years	0.5 years
Expected volatility	59.6%	65.3%	83.8%

     Based on the Black-Scholes option pricing model, the weighted-average estimated fair value of employee stock option grants was $4.76 in 2005, $8.49 in 2004 and $7.88 in 2003. The weighted-average estimated fair value of purchase rights granted under the ESPP was $3.08 in 2005, $3.45 in 2004 and $4.99 in 2003.
     The total fair value of options granted was computed to be approximately $2.1 million in 2005, $10.9 million in 2004 and $14.3 million in 2003. These amounts are amortized ratably over the vesting period of the options for the purpose of calculating the pro forma disclosure above.
     The Company will adopt the provisions of SFAS No. 123(R) as of January 1, 2006, as further discussed under the heading “New Accounting Pronouncements” above. The adoption of this statement will have a material impact on the Company’s results of operations as the Company will be required to record compensation expense in the consolidated statement of operations rather than disclose the impact within its notes to the consolidated financial statements.
     On October 18, 2005, the Board of Directors of the Company approved the acceleration of the vesting of certain stock options. Vesting was accelerated for those options outstanding as of October 18, 2005 that have exercise prices of $15.00 per share or higher. The closing price of the Company’s common stock on October 18, 2005 was $10.69 per share. As a result, options to purchase approximately 624,000 shares of common stock that would otherwise have vested over the subsequent 30 months became fully vested. As of October 18, 2005, options to purchase 3.8 million shares of the Company’s common stock were outstanding. Unvested options totaling 852,000 that have an exercise price less than $15.00 per share that were outstanding as of October 18, 2005 will continue to vest on their normal schedule. The Board of Directors determined to accelerate the vesting of these options principally to reduce future compensation expense that would otherwise be required to be recorded in the statement of operations in periods following the Company’s adoption of SFAS No. 123(R).
     COMMITMENTS AND CONTINGENCIES — The Company is involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. The Company accrues loss contingencies in connection with its commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.
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
     PROPERTY AND EQUIPMENT — Property and equipment is stated at cost or estimated fair value upon acquisition. Depreciation is computed using the straight-line method over thirty-five to forty years for buildings; three to ten years for machinery, equipment, furniture and fixtures and vehicles; and three years for computer and communication equipment. Amortization of leasehold improvements and leased equipment is calculated using the straight-line method over the lease term or the estimated useful life of the assets, whichever period is shorter. Additions, improvements, and major renewals are capitalized, while maintenance, repairs, and minor renewals are expensed as incurred. When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in the consolidated statement of operations. Property and other long-lived assets are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.
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
     CUSTOMER SERVICE EQUIPMENT — Customer service equipment is manufactured product that is utilized as replacement and loaner equipment to existing customers, which is amortized to cost of sales over its estimated useful life of two years.
     Demonstration equipment was manufactured product that is utilized for sales demonstration and evaluation purposes. Historically, the Company had amortized demonstration equipment over its estimated useful life of two years. During the fourth quarter of 2004, as a result of the continuing process of obtaining and analyzing historical data and the Company’s plan for use of the current and future demonstration equipment, the Company made a change in the estimated useful life of the demonstration equipment from two years to zero years. As a result of this change in estimate, the net book value of demonstration equipment of approximately $3.7 million was written off. The Company’s current policy is to record selling, general and administrative expense for the demonstration equipment as it is given to our customer or potential customer.
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
(2) DISPOSITIONS AND DISCONTINUED OPERATIONS
     On June 24, 2005, the Company sold the assets of its EMCO product line to an unrelated third party for net cash proceeds of $3.7 million, as this product line was not critical to the Company’s core operations. The sale included assets with a book value of approximately $663,000, comprised of $515,000 of accounts receivable, $71,000 of inventory, $42,000 of fixed assets, and $35,000 of prepaid expenses, and liabilities of approximately $94,000. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill of $471,000 was allocated to the sale based upon its estimated fair value relative to the portion of the reporting unit that will be retained. The Company recognized a gain on the sale of $2.6 million, which is recorded in discontinued operations in the statement of operations. In the fourth quarter of 2005, a purchase price adjustment of $237,000 was made in favor of the Company, and recorded as additional gain on the sale. The EMCO product line did not represent a significant portion of the Company’s operations, with revenues representing 2.7% of annual consolidated sales in 2003, 1.6% in 2004 and 1.8% through its sale on June 24, 2005. Due to the insignificant impact of the EMCO product line on the Company’s results of operations, such results are included in income from operations in the accompanying consolidated statements of operations.
     On November 23, 2005, the Company entered into an agreement to sell the assets of its IKOR product line to an unrelated third party, as this product line was not considered to be critical to the Company’s core operations. Net cash proceeds of $8.9 million were received, with an additional $1.0 million held in escrow to satisfy any potential indemnity claims. The sale included assets with a book value of approximately $4.1 million, comprised of $1.3 million of accounts receivable, $1.3 million of inventory, $492,000 of fixed assets, and $44,000 of prepaid expenses, and liabilities of approximately $207,000. Goodwill of $1.0 million was allocated to the sale based upon its estimated fair value relative to the portion of the reporting unit that will be retained. The Company recognized a gain on the sale of $5.0 million, which is recorded in discontinued operations in the consolidated statement of operations. The results of operations directly attributed to the IKOR product line that have been reclassified from continuing operations are as follows:

(in thousands)	2005	2004	2003
Sales	$11,581	$14,768	$8,866
Cost of sales	6,505	9,715	5,238
Operating expenses	3,736	3,130	2,333
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
     The following table summarizes the components of the restructuring charges, the payments and non-cash charges, and the remaining accrual as of December 31, 2005, 2004 and 2003:

	Employee	Facility	Impairment of	Total
	Severance and	Closure	Facility-related	Restructuring
	Termination Costs	Costs	Assets	Charges
	(In thousands)
Accrual balance December 31, 2002	$1,607	$3,952	$430	$5,989
First quarter 2003 restructuring charge	1,509	—	—	1,509
Second quarter 2003 restructuring charge	670	98	—	768
Third quarter 2003 restructuring charge	704	—	307	1,011
Fourth quarter 2003 restructuring charge	994	24	—	1,018

Total restructuring charges 2003	3,877	122	307	4,306
Payments in 2003	(4,924)	(1,459)	—	(6,383)
Write-off of facility-related assets in 2003	—	—	(737)	(737)

Accrual balance December 31, 2003	560	2,615	—	3,175

First quarter 2004 restructuring charge	220	—	—	220
Second quarter 2004 restructuring charge	187	—	—	187
Third quarter 2004 restructuring charge	57	31	—	88
Third quarter 2004 restructuring reversal	(127)	(126)	—	(253)
Fourth quarter 2004 restructuring charge	3,639	31	—	3,670

Total net restructuring charges 2004	3,976	(64)	—	3,912
Payments in 2004	(1,243)	(1,430)	—	(2,673)

Accrual balance December 31, 2004	3,293	1,121	—	4,414
First quarter 2005 restructuring charge	1,262	—	—	1,262
Second quarter 2005 restructuring charge	475	4	589	1,068
Third quarter 2005 restructuring charge	202	31	157	390
Third quarter 2005 restructuring reversal	(180)	—	—	(180)
Fourth quarter 2005 restructuring charge	135	31	—	166

Total net restructuring charges 2005	1,894	66	746	2,706
Payments and other settlements in 2005	(5,057)	(701)	(746)	(6,504)

Accrual balance December 31, 2005	$130	$486	$—	$616

     At the end of 2002, the Company announced major changes in its operations to occur through the end of 2003. These included establishing a new manufacturing facility in China, consolidating worldwide sales forces, a move to lower-cost Asian suppliers and the intention to close or sell certain facilities.

Associated with the above plan, the Company recognized charges during 2003 as follows:
•	In the first quarter of 2003, the Company recorded charges totaling approximately $1.5 million primarily associated with manufacturing and administrative personnel headcount reductions in the Company’s Japanese operations. In accordance with Japanese labor regulations the Company offered voluntary termination benefits to all of its Japanese employees. The voluntary termination benefits were accepted by 36 employees, with termination dates in the second quarter of 2003.

•	In the second quarter of 2003, the Company recognized charges totaling $768,000 that consisted primarily of the involuntary termination of 55 manufacturing and administrative personnel in the Company’s United States operations.

•	In the third quarter of 2003, the Company recognized charges of approximately $1.0 million that consisted of $704,000 of expense for involuntary employee termination benefits for 20 employees and $307,000 related to asset impairments incurred as a result of exiting its Longmont, Colorado manufacturing facilities.

•	In the fourth quarter of 2003, the Company recognized approximately $1.0 million that consisted primarily of the recognition of expense for involuntary employee termination benefits associated with the involuntary employee termination benefits of 34 manufacturing and administrative personnel in the Company’s United States operations.
     In the first, second and third quarters of 2004, the Company recorded restructuring charges of $220,000, $187,000 and $88,000, respectively, which primarily consisted of the recognition of expense for involuntary employee termination benefits associated with headcount reductions of approximately 34, 12 and 4 employees, respectively, in the Company’s United States operations. All affected employees were terminated prior to the respective quarter ends. Additionally, in the third quarter, the Company reversed $253,000 of previously recorded charges due to variances from the original estimates used to establish the Company’s reserve due to some voluntary employee terminations prior to their agreed upon termination date (no longer meeting the requirements to receive a severance payment) and negotiated lease termination payments below original estimates. As a result of such reversal, the Company’s restructuring accrual balance for employee severance and termination costs was $0 at September 30, 2004.
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
     Related to this operational restructuring, and the transition of certain product lines from certain of the Company’s locations in Europe and Japan, the Company recorded restructuring charges for employee severance and termination costs of $1.3 million in the first quarter of 2005, $475,000 in the second quarter, $202,000 in the third quarter and $135,000 in the fourth quarter. These charges are associated with 216 employees in the United States, 11 employees in Europe and three employees in Japan. With the exception of one employee in the United States, all of these employee severance and termination costs have been paid as of December 31, 2005. Through the transition of the Company’s manufacturing operations from the Fort Collins facility to Shenzhen, China, the Company recognized the need to retain 11 employees considered in the original reserve, and therefore in the third quarter of 2005 restructuring reserves of $180,000 have been reversed. The Company expects to pay the remaining accrual for employee severance and termination costs of approximately $130,000 by the end of the first quarter of 2006.
     Impairments of facility-related assets were recorded in the second quarter of 2005 for $589,000 in the United States and in the third quarter of 2005 for $157,000 in Japan, as a result of consolidation of certain of the Company’s facilities.
     The remaining facility closure cost liability is expected to be paid over the remaining lease term expiring at the end of 2006 and is reflected net of expected sublease income of $51,000.
(4) MARKETABLE SECURITIES
     Marketable securities consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Commercial paper	$4,639	$43,459
Municipal bonds and notes	1,901	20,332
Institutional money markets	271	5,787

Total marketable securities	$6,811	$69,578

     These marketable securities are considered available-for-sale and are stated at period end market value. The commercial paper consists of high-credit quality, short-term money market common and preferreds, with maturities or reset dates of 120 days or less.

     The Company also had investments in marketable equity securities which are included in deposits and other in the accompanying consolidated balance sheets of $2.9 million at December 31, 2005 and $3.6 million at December 31, 2004. These investments are classified as available-for-sale securities and are reported at fair value with unrealized holding gains and losses included in other comprehensive loss, net of tax.
(5) ACCOUNTS RECEIVABLE – TRADE
     Trade accounts receivable consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Domestic	$21,797	$16,612
Foreign	43,748	51,047
Allowance for doubtful accounts	(645)	(1,049)

Total accounts receivable — trade	$64,900	$66,610

(6) INVENTORIES
     Inventories consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Parts and raw materials	$42,090	$54,069
Work in process	3,982	4,491
Finished goods	10,127	14,664

Total inventories	$56,199	$73,224

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of market or cost, computed on a first-in, first-out basis.
(7) PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Land	$4,513	$5,127
Buildings	3,030	5,738
Machinery and equipment	41,033	40,196
Computer and communication equipment	33,123	28,954
Furniture and fixtures	5,223	6,221
Vehicles	646	290
Leasehold improvements	22,392	17,684

	109,960	104,210
Less – accumulated depreciation	(70,666)	(59,464)

Total property and equipment	$39,294	$44,746

     Aggregate depreciation expense related to property and equipment was $12.8 million in 2005, $13.7 million in 2004 and $12.7 million in 2003.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consisted of the following as of December 31, 2005:

		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	in Years
	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,000	$1,354	$(6,322)	$2,032	5
Trademarks and other	8,500	1,613	(3,618)	6,495	17

Total amortizable intangibles	15,500	2,967	(9,940)	8,527	12

Goodwill	53,589	7,727	—	61,316

Total goodwill and other intangible assets	$69,089	$10,694	$(9,940)	$69,843

     Goodwill and other intangible assets consisted of the following as of December 31, 2004:

		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	in Years
	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,304	$1,741	$(5,290)	$3,755	6
Contract-based	1,200	222	(1,386)	36	4
Trademarks and other	8,500	2,689	(2,948)	8,241	17

Total amortizable intangibles	17,004	4,652	(9,624)	12,032	11

Goodwill	55,104	13,172	—	68,276

Total goodwill and other intangible assets	$72,108	$17,824	$(9,624)	$80,308

     The Company’s goodwill and other intangible assets have primarily resulted from purchases of Japanese and German companies, and accordingly, carrying amounts for these assets are impacted by changes in foreign currency exchange rates.
     Aggregate amortization expense related to amortizable intangibles was $2.1 million in 2005, $3.9 million in 2004 and $4.6 million in 2003. Estimated amortization expense related to the Company’s acquired intangibles fluctuates with changes in foreign currency exchange rates between the United States dollar and the Japanese yen and the euro. Estimated amortization expense related to amortizable intangibles for each of the five years 2006 through 2010 is as follows (in thousands):

Estimated
Amortization
Expense
(in thousands)
2006	$1,665
2007	960
2008	750
2009	477
2010	386
     In the fourth quarter of 2005, the Company performed its annual goodwill impairment test, and concluded that no impairment of goodwill existed at the measurement date, as the estimated fair value of the Company’s reporting unit exceeded its carrying amount.
     During the fourth quarter of 2004, in conjunction with our financial forecasting for future periods, it was evident that projected cash flows from certain customers of the Dressler product line were substantially below amounts previously projected. The projected cash flows were considered in determining the fair value of certain contract-based and other amortizable intangible assets recorded at acquisition and also in subsequent periods to assess such assets for potential impairment. Due to the decline in projected cash flows, the Company performed assessments of the carrying values of the related amortizable intangible assets. These assessments consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. The Company estimated the intangible asset’s fair value through the use of projected cash flows based upon projected revenue streams over the life of the asset, discounted at rates consistent with the risk of the related cash flows. Based on this analysis the Company determined that the fair values of certain intangible assets were below the respective carrying values, and recorded impairment charges of approximately $2.9 million, which has been reported as an impairment of intangible assets in the accompanying consolidated statement of operations.
     Also during the fourth quarter of 2004, in conjunction with the Company’s restructuring plan, employees who were the subject of certain contract-based amortizable intangibles left the Company or their responsibilities were significantly altered. As a result, the Company performed assessments of the carrying values of the related amortizable intangible assets. These assessments consisted of estimating the intangible asset’s fair value and comparing the estimated fair value to the carrying value of the asset. The Company estimated the intangible asset’s fair value through the use of a lost profits method of determining the fair value, arriving at projected cash flows which were then discounted at rates consistent with the risk of the related cash flows. Based on this analysis the Company determined that the fair values of certain intangible assets were below the respective carrying values, and recorded impairment charges of approximately $397,000, which has been reported as an impairment of intangible assets in the accompanying consolidated statement of operations.
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
(9) SENIOR BORROWINGS
     Senior borrowings consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Revolving line of credit of $40 million, expiring July 2006, interest at bank’s prime rate minus 1%, at December 31, 2005. Revolving line of credit of $25 million at December 31, 2004.	$—	$—
Senior borrowings (assumed in the acquisition of Aera Japan Limited), maturing serially through May 2007, interest from 1.5% to 3.1% at December 31, 2005	2,084	5,953
Mortgage note payable, maturing July 2007, interest at 5.5% at December 31, 2005	1,640	1,737
Less – current portion	(1,815)	(3,432)

Senior borrowings, net of current portion	$1,909	$4,258

     Borrowings under the revolving line of credit agreement are limited based upon letters of credit outstanding under this agreement and the lenders borrowing base calculation, which considers among other factors, our accounts receivable and inventory balances. The Company is subject to covenants on its line of credit that provide certain restrictions related to working capital, leverage, net worth, acquisitions, and payment and declaration of dividends. The Company was in compliance with these covenants at December 31, 2005.
     The senior borrowings assumed in the acquisition of Aera Japan Limited are collateralized by the Company’s building in Japan and the mortgage note payable is collateralized by the Company’s building in Korea. Additionally, approximately $600,000 is restricted in Korea associated with the mortgage note payable, which restrictions will be released upon payment of the mortgage note.
     Scheduled maturities of the Company’s outstanding borrowings are as follows at December 31, 2005:

Total
2006	$1,815
2007	1,909

Total	$3,724

(10) CONVERTIBLE SUBORDINATED NOTES PAYABLE
     Convertible subordinated notes payable consisted of the following (in thousands):

	December 31,
	2005	2004
5.25% convertible subordinated notes due November 15, 2006	$—	$66,218
5.00% convertible subordinated notes due September 1, 2006	—	121,500

Total convertible subordinated notes	$—	$187,718

     On August 17, 2005, the Company issued 10 million shares of common stock at a price of $9.75 per share pursuant to an underwritten public offering. On August 22, 2005, the Company issued an additional 1.5 million shares of common stock at the same price, pursuant to the underwriters’ exercise of their over-allotment option. Proceeds from this offering of 11.5 million shares of common stock were approximately $105.5 million, net of the underwriters’ discount and offering expenses of approximately $6.6 million. The net proceeds were used to fully redeem the Company’s 5.25% convertible subordinated notes due 2006, and toward the full redemption of the Company’s 5.0% convertible subordinated notes due 2006. Debt extinguishment expense recorded in the consolidated statements of operations of $3.2 million is comprised of $2.1 million for redemption premium and $1.1 million for the write-off of deferred debt issuance costs.
(11) EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable, stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive. As of December 31, 2005, stock options and restricted stock units totaling approximately 3.6 million were outstanding, of which 3.3 million shares are not included in the computation of diluted earnings per share because the effect of including such options in the computation would be anti-dilutive. Due to the Company’s net loss for the years ended December 31, 2004 and 2003, basic and diluted EPS are the same, as the assumed conversion of all potentially dilutive securities would be anti-dilutive. For the years ended December 31, 2005, 2004 and 2003, the affect of potential conversion of the Company’s convertible subordinated notes payable was not included in this computation because to do so would be anti-dilutive.
     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003
Earnings (loss) per common share—basic
Net income (loss)	$12,817	$(12,747)	$(44,241)
Weighted average common shares outstanding	37,084	32,649	32,271

Earnings (loss) per common share—basic	$0.35	$(0.39)	$(1.37)

Earnings (loss) per common share—assuming dilution
Net income (loss)	$12,817	$(12,747)	$(44,241)
Weighted average common shares outstanding	37,084	32,649	32,271
Effect of dilutive securities:
Stock options and restricted stock units	350	—	—
Convertible subordinated debt	—	—	—

Potentially dilutive common shares	350	—	—

Adjusted weighted average common shares outstanding	37,434	32,649	32,271

Earnings (loss) per common share—assuming dilution	$0.34	$(0.39)	$(1.37)

(12) INCOME TAXES
     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Since 2003, the Company has recorded valuation allowances against certain of its United States and foreign net deferred tax assets in jurisdictions where the Company has incurred significant losses. Given such experience, management could not conclude that it was more likely than not that these net deferred tax assets will be realized. While there may be indications that the Company’s operating results may improve in future periods, the Company’s management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, is required to place greater weight on the Company’s historical results as compared to projections regarding future taxable income. If the Company generates future taxable income, or should the Company be able to conclude that sufficient taxable income is reasonably assured based on profitable operations, in the appropriate tax jurisdictions, against which these tax attributes may be applied, some portion or all of the valuation allowance will be reversed and a corresponding reduction in income tax expense will be reported in such period. Approximately $2.6 million of the valuation allowance relates to the benefit from stock-based compensation. Any reversal of valuation allowance from this item will be reflected as a component of stockholders’ equity.
     The Company assesses the recoverability of its net deferred tax assets on a quarterly basis. If the Company determines that it is more likely than not that it will realize a portion or all of its net deferred tax assets, some portion or all of the valuation allowance will be reversed with a corresponding reduction in income tax expense in such period. From 2003 through 2005, the Company has only reversed portions of such valuation allowances for which it has realized the underlying asset.
     When recording acquisitions, the Company has recorded valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Approximately $3.7 million of the valuation allowance relates to deferred tax assets obtained through acquisitions. Any reversals of valuation allowances recorded in purchase accounting will be reflected as a reduction of goodwill in the period of reversal. For the year ended December 31, 2005, no valuation allowances established in purchase accounting were reversed with a corresponding reduction in goodwill.
     The income tax provision of $4.9 million in 2005 represents an effective tax rate on income from continuing operations of 57% and the income tax provision of $3.9 million in 2004 represents an effective tax rate on income from continuing operations of negative 37%, due to taxable income earned in certain foreign jurisdictions. The income tax provision of $11.8 million in 2003 represents an effective tax rate on income from continuing operations of negative 35%, due to taxable income earned in certain foreign jurisdictions. The Company’s income from discontinued operations was earned in the United States. No provision for income taxes is attributed to these discontinued operations, due to the valuation allowances against certain deferred tax assets in the United States, including those generated by net operating losses.

     The provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 was, as follows:

	December 31,
	2005	2004	2003
	(In thousands)
Federal	$700	$—	$8,437
State and local	300	—	784
Foreign taxes	3,873	3,947	2,580

	$4,873	$3,947	$11,801

Current	$6,003	$3,503	$5,372
Deferred	(1,130)	444	6,429

	$4,873	$3,947	$11,801

     The following reconciles the Company’s effective tax rate on income from continuing operations to the federal statutory rate for the years ended December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
	(In thousands)
Income tax benefit per federal statutory rate	$2,973	$(3,753)	$(11,807)
State income taxes, net of federal deduction	2	(810)	(1,328)
Effect of discontinued operations	3,219	673	453
Extraterritorial income exclusion	(1,050)	(350)	(350)
Nondeductible intangible and goodwill amortization	2	98	98
Other permanent items, net	(361)	(514)	(456)
Effect of foreign taxes	(2,135)	(415)	(333)
Change in valuation allowance	283	7,884	29,130
Tax credits and other items	1,940	1,134	(3,606)

	$4,873	$3,947	$11,801

     The sources of the Company’s deferred income tax assets and liabilities are summarized as follows:

	December 31,
	2005	2004
	(In thousands)
Current:
Employee bonuses and commissions	$250	$31
Warranty reserve	2,357	2,493
Bad debt reserve	242	201
Vacation accrual	866	833
Restructuring accrual	237	1,545
Excess and obsolete inventory	4,345	3,156
Other	1,540	2,604
Valuation allowance (a)	(9,837)	(10,863)

Net current	—	—

Long-term:
Net operating loss and tax credit carryforward	44,637	42,284
Accumulated other comprehensive income	(1,947)	(7,099)
Depreciation and amortization	(575)	(2,454)
Other, net	2,013	2,963
Valuation allowance (a)	(41,012)	(39,403)

Net long-term	$3,116	$(3,709)

(a)	Valuation allowance represents a reserve against the recovery of certain deferred tax assets.

     The following reconciles the change in the net deferred income tax liability from December 31, 2004 to December 31, 2005, to the deferred income tax provision:

2005
(In thousands)
Net change in deferred income tax liability from the preceding table	$(6,825)
Net change in deferred tax liability associated with foreign currency fluctuation	544
Net change in deferred tax liability associated with purchase accounting — reduction in Goodwill	—
Increase in deferred tax liability associated with other comprehensive income	5,151

Deferred income tax provision for the period	$(1,130)

     As of December 31, 2005, the Company had a gross federal net operating loss, alternative minimum tax credit and research and development credit carryforwards of approximately $93 million, $2 million and $4 million, respectively, which may be available to offset future federal income tax liabilities. The federal net operating loss and research and development credit carryforwards expire at various dates through December 31, 2025, the alternative minimum tax credit carryforward has no expiration date. In addition, as of December 31, 2005, the Company had a gross foreign net operating loss carryforward of $2.6 million, which may be available to offset future foreign income tax liabilities and expire at various dates through December 31, 2010.
     The domestic versus foreign component of the Company’s income from continuing operations before income taxes for the years ended December 31, 2005, 2004 and 2003, was as follows:

	December 31,
	2005	2004	2003
	(In thousands)
Domestic	$(4,772)	$(22,648)	$(36,432)
Foreign	13,267	11,925	2,697

	$8,495	$(10,723)	$(33,735)

(13) RETIREMENT PLANS
     The Company has a 401(k) profit sharing plan which covers most full-time employees age eighteen or older. Participants may defer up to the maximum amount allowed as determined by law. Participants are immediately vested in their contributions.
     The Company may make discretionary contributions based on corporate financial results. For the years ended December 31, 2003, 2004 and 2005, the Company’s contribution for participants in its 401(k) plan was 25% matching on contributions by employees up to 6% of the employee’s compensation. The Company’s total contributions to the plan were approximately $633,000 in 2005, $698,000 in 2004 and $635,000 in 2003. Vesting in the profit sharing contribution account is based on years of service, with most participants fully vested after four years of credited service.
(14) COMMITMENTS AND CONTINGENCIES
     The Company has committed to purchase approximately $2.5 million of parts, components and subassemblies in 2006. This inventory purchase obligation represents a minimum purchase commitment to ensure the Company has an adequate supply of critical components to meet the demand of its customers. The Company believes these inventory purchases will be consumed in its on-going operations during 2006.
DISPUTES AND LEGAL ACTIONS
     The Company is involved in disputes and legal actions arising in the normal course of its business. The Company’s most significant legal actions have involved the application of patent law to complex technologies and intellectual property. The determination of whether such technologies infringe upon the Company’s or others’ patents can be highly subjective. This subjectivity introduces substantial additional risk with regard to the outcome of the Company’s disputes and legal actions related to intellectual property. In the event of any adverse outcome, the ultimate loss could have a material adverse effect on the Company’s financial position or reported results of operations in a particular period. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company’s inability to ship products or components found to have violated third-party patent rights. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.
     In April 2003, the Company filed a claim in the United States District Court for the District of Colorado seeking a declaratory ruling that its plasma source products Xstream™ With Active Matching Network™ (“Xstream products”) were not in violation of patents held in the United States by MKS Instruments, Inc. (“MKS”). This case was transferred by the Colorado court to the United States District Court for the District of Delaware for consolidation with a patent infringement suit filed in that court by MKS in

May 2003, alleging that the Company’s Xstream products infringe five patents held by MKS. On July 23, 2004, a jury returned a verdict of infringement of three MKS patents, which did not stipulate damages. On October 3, 2005, the Company executed a settlement agreement with MKS resolving all pending claims involving the Xstream products and all other toroidal plasma generator products. Pursuant to the settlement agreement, the Company paid $3.0 million in cash to MKS. The Company also stipulated to a final judgment of infringement and an injunction prohibiting the Company from making, using, selling, offering to sell, or importing into the United States, or any country in which a counterpart patent exists, its Xstream products and all other toroidal plasma generator products, except as permitted under the settlement agreement. Sales of these products have accounted for less than 5% of the Company’s total sales each year since introduction of the products.
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
     On June 8, 2005, the Korean Customs Service (“KCS”) issued a Pre-Taxation Notification concerning back duties and value added taxes allegedly owed on goods imported by the Company’s Korean subsidiary, Advanced Energy Industries Korea, Inc., during the five year period ended June 8, 2005. On June 27, 2005, the Company protested the notifications on the grounds that the assessment was unwarranted and based on a misapplication of international tariff rules. On September 9, 2005, the KCS rejected the protest brought by the Company. Beginning on September 19, 2005, the KCS issued a series of taxation notices for duties and penalties owed of approximately $2.2 million. In order to appeal the assessment to the Korean National Tax Tribunal, an independent review board of the Korean Ministry of Finance and Economy, the Company paid the taxation notices. The Company filed its appeals of the assessments in December 2005, and the KCS has filed a response in opposition to its appeal. The Company anticipates that the Korean National Tax Tribunal will schedule a hearing for adjudication of the matter in the second quarter of 2006. Although the Company has paid the taxation notices in order to appeal the assessment, the Company does not believe such amounts represent a probable expense and therefore has not accrued such in the consolidated statement of operations. The Company believes that the amount of any ultimate loss will not have a material adverse effect on the Company’s financial position or consolidated results of operations.
OPERATING & CAPITAL LEASES
     The Company has various operating leases for automobiles, equipment, and office and production facilities (see Note 16). Lease expense under operating leases was approximately $5.9 million in 2005, $6.2 million in 2004 and $6.2 million in 2003.
     The future minimum rental payments required under non-cancelable operating leases as of December 31, 2005 are as follows:

(In thousands)
2006	$5,966
2007	4,579
2008	3,564
2009	2,826
2010	2,199
Thereafter	7,250

$26,384

     The Company finances a portion of its property and equipment under capital lease obligations at interest rates averaging approximately 3%. Pursuant to the capital lease agreements, future minimum lease payments totaling $490,000 are due in varying monthly increments through 2011.

(15) FOREIGN OPERATIONS AND MAJOR CUSTOMERS
     The Company has operations in the United States, Europe and Asia. The following is a summary of the Company’s operations by region:

	2005	2004	2003
Sales (1):
Originating in United States and sold to United States customers	$163,657	$197,540	$117,578
Originating in United States and sold to foreign customers	19,134	37,378	33,193
Originating in Europe and sold to United States customers	—	115	57
Originating in Europe and sold to foreign customers	26,432	36,151	24,492
Originating in Asia Pacific and sold to United States customers	—	608	—
Originating in Asia Pacific and sold to foreign customers	116,259	108,745	78,216

	$325,482	$380,537	$253,536

Income (loss) from operations:
United States	$709	$(15,526)	$(28,934)
Europe	1,868	(1,540)	559
Asia	12,285	13,508	4,811
Intercompany eliminations	1,112	91	(863)

	$15,974	$(3,467)	$(24,427)

	2005	2004
Long-lived assets:
United States	$19,813	$25,266
Europe	1,667	2,102
Asia	21,144	21,422

	$42,624	$48,790

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.
     Intercompany sales among the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.
     The Company has two major customers (sales in excess of 10% of total sales), one which is a manufacturer of semiconductor capital equipment, and the other which is a manufacturer of flat panel display capital equipment. Sales to these customers accounted for the following percentages of sales for the years ended December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
Applied Materials, Inc.	23%	28%	21%
Ulvac, Inc.	11%	*	*

*	Sales to Ulvac, Inc. represented less than 10% during this period.
     There were no other customers that represented greater than 10% of the Company’s total sales for the years ended December 31, 2005, 2004 and 2003.
     Trade accounts receivable from Applied Materials, Inc. were approximately $10.2 million as of December 31, 2005, which represented approximately 16% of the Company’s total trade accounts receivable. At December 31, 2005, trade accounts receivable from ULVAC, Inc. were approximately $14.5 million, representing approximately 22% of the Company’s total trade accounts receivable. No other customers had a trade accounts receivable balance in excess of 10% of the total trade accounts receivable at December 31, 2005.
(16) RELATED PARTY TRANSACTIONS
     The Company leases its executive offices and manufacturing facilities in Fort Collins, Colorado from two limited liability partnerships, in which the Company’s Chairman of the Board of Directors holds an interest. The leases relating to these spaces expire in 2009, 2011 and 2016, and contain monthly payments of approximately $89,000, $71,000 and $84,000, respectively.
     For the year ended December 31, 2005, approximately $2.9 million was paid attributable to these leases, and approximately $2.8 million in each of the years ended December 31, 2004 and 2003. Rent and related amounts are expensed as incurred.
     The Company also has an agreement whereby monthly payments of approximately $12,000 are made to one of the above mentioned limited liability partnerships, which secures future leasing rights on a parcel of land in Colorado. Such amounts are expensed as incurred. Approximately $144,000 was paid attributable to this agreement in the year ended December 31, 2005, $132,000 in 2004 and $156,000 in 2003.

     The Company leased, for business purposes, a condominium owned by a partnership of certain stockholders, including the Company’s Chairman of the Board of Directors. The Company paid the partnership $10,000 in 2004 and $60,000 in 2003. In February 2004, this lease agreement was terminated.
     Prior to 2005, the Company reimbursed expenses associated with its use of an aircraft owned by a company, which is owned by the Company’s Chairman of the Board of Directors. Aggregate payments for the use of such aircraft were $16,000 in 2004 and $6,000 in 2003.
(17) CONCENTRATIONS OF CREDIT RISK
     FORWARD CONTRACTS — The Company, including its subsidiaries, enters into foreign currency forward contracts with counterparties to mitigate foreign currency exposure from foreign currency denominated trade purchases and intercompany receivables and payables. These derivative instruments are not held for trading or speculative purposes.
     To the extent that changes occur in currency exchange rates, the Company is exposed to market risk on its open derivative instruments. This market risk exposure is generally offset by the gain or loss recognized upon the translation of its trade purchases and intercompany receivables and payables. Foreign currency forward contracts are entered into with major commercial United States, Japanese and German banks that have high credit ratings, and the Company does not expect the counterparties to fail to meet their obligations under outstanding contracts. Foreign currency gains and losses under these arrangements are not deferred. The Company generally enters into foreign currency forward contracts with maturities of one month, with contracts outstanding at December 31, 2005 maturing through January 2006. The Company did not seek specific hedge accounting treatment for its foreign currency forward contracts.
     At December 31, 2005, the Company held the following foreign currency forward contracts to buy United States dollars and sell various foreign currencies:

		Market
	Notional	Settlement	Unrealized
	Amounts	Amounts	(Loss)/Gain
	(In thousands)
Japanese yen contracts	$4,200	$4,108	$92
Taiwanese dollar contract	2,700	2,712	(12)
South Korean won contract	1,200	1,189	11
Chinese yuan contract	800	800	—

Balance at December 31, 2005	$8,900	$8,809	$91

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
(18) STOCK PLANS
     As of December 31, 2005, the Company had three active stock-based compensation plans; the 2003 Stock Option Plan (the “2003 Plan”), the 2003 Non-Employee Directors’ Stock Option Plan (the “2003 Directors’ Plan”) and the Employee Stock Purchase Plan (“ESPP”).
     2003 STOCK OPTION PLAN — The 2003 Plan is a broad-based plan for employees, executive officers, and consultants in which directors of the Company are not allowed to participate. The Board of Directors currently administers this plan, and makes all decisions concerning which employees, executive officers and consultants are granted options, how many to grant to each optionee, when options are granted, how the plan should be properly interpreted, whether to amend or terminate the plan, and whether to delegate administration of the plan to a committee. The 2003 Plan provides for the issuance of up to 3,250,000 shares of common stock. Shares may be issued under the 2003 Plan on exercise of incentive stock options or non-qualified stock options granted under the 2003 Plan or as restricted stock awards. Stock appreciation rights may also be granted under the 2003 Plan, and the shares represented by the stock appreciation rights will be deducted from shares issuable under the 2003 Plan. The exercise price of incentive stock options and non-qualified stock options may not be less than the market value of the Company’s common stock on the date of grant. The administrator of the plan has the discretion to determine the vesting period of options granted under the 2003 Plan, however option grants will generally vest over four years, contingent upon the optionee continuing to be an employee, executive officer or consultant of the Company. The options are exercisable for ten years from the date of grant. The 2003 Plan will expire in

February 2013, unless the administrator of the plan terminates it earlier. As of December 31, 2005, approximately 1.6 million shares of common stock were available for grant under this plan.
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
     2003 NON-EMPLOYEE DIRECTORS’ STOCK OPTION PLAN — The 2003 Directors’ Plan provides for the issuance of up to 250,000 shares of common stock upon the exercise of non-qualified stock options granted under the 2003 Directors’ Plan. The exercise price of options granted under the 2003 Directors’ Plan may not be less than the market value of the Company’s common stock on the date of grant. Prior to January 26, 2006, non-employee directors were automatically granted an option to purchase 15,000 shares on the first date elected or appointed as a member of the Company’s board, and 5,000 shares on any date re-elected as a member of the board. Options granted on the date first elected or appointed as a member of the Company’s board immediately vested as to one-third of the shares subject to the grant, then another one-third on each of the first two anniversaries of the date granted, provided the optionee continued to be a director. Options granted upon re-election were immediately exercisable. On January 26, 2006, the Company revised its non-employee director compensation structure, which revisions eliminated the granting of stock options. Non-employee directors are now granted 5,000 restricted stock units on the date first elected or appointed as a member of the Company’s board, and 2,000 restricted stock units on any date re-elected as a member of the board. As of December 31, 2005, 120,000 shares of common stock were available for grant under this plan.
     EMPLOYEE STOCK PURCHASE PLAN — In September 1995, stockholders approved an ESPP covering an aggregate of 200,000 shares of common stock. The Company’s stockholders’ approved amendments to increase the number of common shares reserved for issuance under the plan from 200,000 shares to 400,000 shares in May 2003 and from 400,000 shares to 500,000 shares in May 2005. Employees are eligible to participate in the ESPP if employed by the Company for at least 20 hours per week during at least five months per calendar year. Participating employees may have the lesser of 5% their earnings or $1,250 per six-month period withheld pursuant to the ESPP. The purchase price of common stock purchased under the ESPP is equal to 85% of the lower of the fair value on the commencement date of each offering period or the relevant purchase date. Employees purchased shares of common stock under the ESPP of approximately 45,000 shares in 2005, 65,000 in 2004 and 73,000 in 2003. At December 31, 2005, approximately 145,000 shares remained available for future issuance.
     On April 14, 2004, by resolution of the Company’s Board of Directors, the Company terminated its 2002 and 2001 Employee Stock Option Plans. Existing stock options outstanding under the 2002 and 2001 Employee Stock Option Plans remain outstanding according to their original terms. At December 31, 2005, options to purchase shares of common stock remained outstanding under the 2002 Employee Stock Option Plan of approximately 305,000 options and under the 2001 Employee Stock Option Plan of approximately 325,000 options.
     On May 7, 2003, the Company terminated the 1995 Employee Stock Option Plan and the Non-Employee Directors Stock Option Plan upon stockholder approval of the 2003 Plan and the 2003 Directors’ Plan; however, existing stock options outstanding under these terminated plans remain outstanding according to their original terms. At December 31, 2005, options to purchase approximately 1.1 million shares of common stock remained outstanding under the 1995 Employee Stock Option Plan and options to purchase approximately 58,000 shares of common stock remained outstanding under the Non-Employee Directors Stock Option Plan.
     The following summarizes the activity relating to stock options for the years ended December 31, 2005, 2004 and 2003:
(In thousands, except share prices)

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		average		average		average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Stock options and RSUs:
Employees —
Options outstanding at beginning of period	4,527	$19.53	3,920	$19.95	3,475	$23.18
Options granted	404	7.99	1,196	16.99	1,790	14.66
Options exercised	(195)	8.41	(117)	9.52	(352)	9.89
Options cancelled	(1,553)	18.55	(472)	19.09	(993)	25.28

Options outstanding at end of period	3,183	19.22	4,527	19.53	3,920	19.95

Options exercisable at end of period	2,540	21.81	1,943	22.70	1,230	25.50
Weighted-average fair value of options granted during the period	$4.42		$8.40		$7.88
Price range of outstanding options	$3.88-$60.75		$3.11-$60.75		$0.67-$60.75
Price range of options terminated	$3.11-$60.75		$0.83-$60.75		$0.83-$60.75

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		average		average		average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
RSUs outstanding at beginning of period	0		0		0
RSUs granted	280		0		0
RSUs cancelled	(45)		0		0

RSUs outstanding at end of period	235		0		0

Non-employee directors —
Options outstanding at beginning of period	172	$15.81	104	$19.00	112	$22.64
Granted	40	11.68	85	13.62	25	10.67
Exercised	0	—	(5)	10.67	(8)	6.75
Terminated	(29)	17.95	(12)	51.10	(25)	30.90

Options outstanding at end of period	183	14.58	172	15.81	104	19.00

Options exercisable at end of period	158	15.18	122	16.94	80	21.91
Weighted-average fair value of options granted during the period	$8.13		$9.67		$7.84
Price range of outstanding options	$6.13-$46.13		$6.13-$46.13		$6.13-$60.75
Price range of options terminated	$6.15-$22.30		$6.15-$64.94		$6.13-$64.94
     The following table summarizes information about the stock options outstanding at December 31, 2005:
(In thousands, except share prices and lives)

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$3.88 to $7.61	406	7.8 years	$7.21	139	$7.12
$7.70 to $9.12	384	6.3 years	8.42	291	8.41
$9.13 to $11.69	337	9.0 years	9.99	110	10.42
$12.75 to $17.85	505	6.5 years	15.35	424	15.80
$18.00 to $20.81	405	7.3 years	19.35	405	19.35
$21.16 to $22.52	557	7.9 years	22.37	557	22.37
$23.67 to $29.88	336	5.3 years	26.21	336	26.21
$30.19 to $43.69	384	5.4 years	37.61	384	37.61
$44.97 to $56.13	19	4.4 years	51.23	19	51.23
$60.75 to $60.75	33	4.5 years	60.75	33	60.75

	3,366	6.9 years	$18.95	2,698	$21.42
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
(20) SUPPLEMENTAL CASH FLOW DISCLOSURES
     As of December 31, 2005, approximately $24.6 million of the Company’s cash balance is held in banks outside of the United States.
     Cash paid (received) for income taxes, net: In 2003, the Company received approximately $14.1 million in income tax refunds in the United States due primarily to its 2002 net operating loss carry-back.
     Assets sold for note receivable: In the first quarter of 2004, the Company made a strategic decision to further focus its marketing and product support resources on its core competencies and reorient its operating infrastructure towards sustained profitability. As a result, the Company sold its Noah chiller business to an unrelated third party for $797,000 in cash and a $1.9 million note receivable due March 31, 2009. The note bears interest at 5.0%, payable annually on March 31. The sale included property and equipment with a book value of approximately $300,000, inventory of approximately $1.0 million, goodwill and intangible assets net of accumulated amortization of approximately $900,000, demonstration and customer service equipment of approximately $140,000, and estimated warranty obligations of approximately $140,000. The Company recognized a gain on the sale of $404,000, which has been recorded as other income and expense in the accompanying consolidated statement of operations. In the third quarter of 2004, the Company purchased equipment of approximately $71,000 from the buyers of the Noah chiller assets in exchange for an equivalent reduction of the note receivable due March 31, 2009. In the fourth quarter of 2005, the Company negotiated an early settlement of the note, and as a result recorded a loss of $942,000, which was recorded as other income and expense, the same line item as the original gain on the sale.
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
(21) QUARTERLY FINANCIAL DATA — UNAUDITED
     The following table presents unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2005. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period. The amounts below have been restated to reclassify the results of discontinued operations.

	Quarters Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
	(In thousands, except per share data)
Sales	$100,163	$105,321	$90,242	$84,811	$82,176	$84,163	$78,756	$80,387
Gross profit	36,762	35,923	28,666	13,275	27,322	30,646	28,922	30,191
Income (loss) from operations	8,835	8,318	1,683	(22,303)	2,533	5,026	2,177	6,238
Income (loss) from continuing operations	5,949	4,034	(1,308)	(23,345)	(83)	2,877	(4,203)	5,031
Income from discontinued operations	975	436	172	340	817	3,072	312	4,994
Net income (loss)	$6,924	$4,470	$(1,136)	$(23,005)	$734	$5,949	$(3,891)	$10,025
Diluted earnings (loss) per share	$0.21	$0.13	$(0.03)	$(0.70)	$0.02	$0.18	$(0.10)	$0.22
Diluted weighted-average shares outstanding	33,593	33,187	32,674	32,698	32,878	33,094	38,366	44,902
     The Company had a net loss in the fourth quarter of 2004 of $23.0 million. Pretax charges in the fourth quarter included $9.2 million to cost of sales for increased excess and obsolete inventory reserves, $3.8 million to selling, general and administrative for the change in estimate of the useful life of the demonstration equipment (see Note 1), $3.7 million to restructuring for employee severance and termination costs primarily attributable to the Fort Collins facility (see Note 3), $3.3 million to impairment of intangible assets (see Note 8). These items contributed significantly to the Company’s fourth quarter 2004 results. The Company increased its reserve for excess and obsolete inventory in the fourth quarter of 2004, as a result of the fourth quarter strategic management decision to discontinue certain product offerings, the outlook for future periods demand and the declining trend in the Company’s sales from the second quarter of 2004 to the fourth quarter of 2004.
     The net loss of $3.9 million in the third quarter of 2005 included pretax charges of $3.2 million for debt extinguishment expenses (see Note 10) and $3.0 million for a litigation settlement (see Note 14). The net income of $10.0 million in the fourth quarter of 2005 includes pretax gains on the sale of discontinued operations $5.2 million.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expense		End of
	Period	(Recoveries)	Deductions	Period
Year ended December 31, 2003:
Inventory obsolescence reserve	$20,419	$3,016	$13,944	$9,491
Allowance for doubtful accounts	3,056	(429)	1,324	1,303

	$23,475	$2,587	$15,268	$10,794

Year ended December 31, 2004:
Inventory obsolescence reserve	$9,491	$11,262	$6,102	$14,651
Allowance for doubtful accounts	1,303	198	452	1,049

	$10,794	$11,460	$6,554	$15,700

Year ended December 31, 2005:
Inventory obsolescence reserve	$14,651	$1,689	$5,752	$10,588
Allowance for doubtful accounts	1,049	126	530	645

	$15,700	$1,815	$6,282	$11,233

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal controls over financial reporting are designed to provide reasonable assurance concerning the reliability of financial data used in the preparation of our financial statements. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Controls considered to be operating effectively in one period may become inadequate in future periods because of changes in conditions or a deterioration in the degree of compliance with policies or procedures.
     Management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on both management’s assessment and the effectiveness of the Company’s internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting, except for steps taken to remediate the material weaknesses described immediately below.
Remediation of Material Weaknesses
     As disclosed in our 2004 annual report on Form 10-K, management had identified a material weakness related to the lack of segregation of duties defined within our enterprise resource planning (“ERP”) system, as certain employees had access in our ERP system to record transactions outside of their assigned job responsibilities. The ERP system interacts with most of our major processes including manufacturing, payables, receivables and inventory controls. Management has taken the following steps in remediating this material weakness:
•	Reassigned access in the ERP system for each employee to be more consistent with his or her job responsibilities;

•	Reviewed and tested the reassigned access to identify and assess segregation of duties issues;

•	Hired an independent consulting firm to review and test the reassigned access to determine if the reassigned access establishes appropriate segregation of duties and to advise management accordingly; and

•	Implemented a policy whereby proposed changes to the assigned access for each employee must be reviewed and approved by management prior to implementation to aid in preventing future segregation of duty issues.
     Management has reviewed and tested the reassigned access and has concluded that the material weakness no longer exists as of December 31, 2005.
     Also disclosed in our 2004 annual report on Form 10-K was management’s identification of two significant deficiencies in our Japan operations, which when considered together represented a material weakness. The first significant deficiency related to the fact that both of our Japan facilities have their own unique information system, neither of which was the corporate ERP system discussed above but both of which had similar segregation of duties issues. The second significant deficiency in Japan was the lack of sufficient human resources for proper segregation of duties and oversight at the local level. Management has taken the following steps in remediating this material weakness in our Japan operations:
•	Relocated a division controller from the corporate headquarters to Japan to provide oversight at the local level and hired a President and Representative Director of Japan; and

•	Implemented the corporate ERP system in Japan, including training the staff in Japan. Through the implementation of the corporate ERP system in Japan, management also ensured that proper segregation of duties was defined within the system.
     Management has reviewed and tested the system implementation and has concluded that the material weakness no longer exists as of December 31, 2005.
ITEM 9B. OTHER INFORMATION
     None.
PART III
     In accordance with General Instruction G(3) of Form 10-K, the information required by this Part III is incorporated by reference to Advanced Energy’s definitive proxy statement relating to its 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), as set forth below. The 2006 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information set forth in the 2006 Proxy Statement under the headings “Proposal No. 1/ Election of Directors—Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information set forth in the 2006 Proxy Statement under the headings “Executive Compensation” and “Stock Performance Graph” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information set forth in the 2006 Proxy Statement under the headings “Common Stock Ownership by Management and Other Stockholders” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information set forth in the 2006 Proxy Statement under the caption “Certain Transactions with Management” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information set forth in the 2006 Proxy Statement under the caption “Fees Billed by Independent Public Accountants” is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Page
1.	Financial Statements:
	Reports of Grant Thornton LLP	29
	Report of KPMG LLP	31
	Consolidated Financial Statements:
	Balance Sheets at December 31, 2005 and 2004	32
	Statements of Operations for each of the three years in the period ended December 31, 2005	34
	Statements of Stockholders’ Equity and Comprehensive loss for each of the three years in the period ended December 31, 2005	35
	Statements of Cash Flows for each of the three years in the period ended December 31, 2005	36
	Notes to Consolidated Financial Statements	37
2.	Financial Statement Schedules for each of the three years in the period ended December 31, 2005
	Schedule II—Valuation and Qualifying Accounts	56

3.	Exhibits:

3.1	Restated Certificate of Incorporation, as amended.(8)

3.2	By-laws.(1)

4.1	Form of Specimen Certificate for Common Stock.(1)

10.1	Loan and Security Agreement dated July 6, 2005, by and among Silicon Valley Bank, as a bank, and Advanced Energy Industries, Inc., as borrower.(10)

10.2	Lease, dated June 12, 1984, amended June 11, 1992, by and between Prospect Park East Partnership and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(1)

10.3	Lease, dated March 14, 1994, as amended, by and between Sharp Point Properties, L.L.C., and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(1)

10.4	Lease, dated May 19, 1995, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(1)

10.5	Form of Indemnification Agreement.(1)

10.6	1995 Stock Option Plan, as amended and restated through February 7, 2001.(2)*

10.7	1995 Non-Employee Directors’ Stock Option Plan, as amended and restated through February 7, 2001.(2)*

10.8	2003 Stock Option Plan.(8)*

10.9	Amendment No. 1 to 2003 Stock Option Plan, dated January 31, 2005.(11)*

10.10	Restricted Stock Unit Agreement pursuant to the 2003 Stock Option Plan.

10.11	Stock Option Agreement pursuant to the 2003 Stock Option Plan.(11)*

10.12	2003 Non-Employee Directors’ Stock Option Plan.(8)*

10.13	2001 Employee Stock Option Plan.(8)*

10.14	2002 Employee Stock Option Plan.(8)*

10.15	Lease dated March 20, 2000, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(3)

10.16	Agreement and Plan of Reorganization, dated April 5, 2000, by and among Advanced Energy Industries, Inc., Noah Holdings, Inc. and AE Cal Merger Sub, Inc.(4)

10.17	Escrow and Indemnity Agreement, dated April 5, 2000, by and among Advanced Energy Industries, Inc., the former stockholders of Noah Holdings, Inc. and Commercial Escrow Services, Inc.(4)

10.18	Agreement and Plan of Reorganization, dated July 21, 2000, by and among Advanced Energy Industries, Inc., Mercury Merger Corporation, Sekidenko, Inc. and Dr. Ray R. Dils.(5)

10.19	Agreement and Plan of Reorganization, dated July 6, 2000, amended and restated as of October 20, 2000, by and among Advanced Energy Industries, Inc., Flow Acquisition Corporation, and Engineering Measurements Company.(6)

10.20	License Agreement, dated January 3, 2003, by and among Advanced Energy Industries, Inc., and APJeT, Inc.(7)

10.21	Lease dated January 16, 2003, by and between China Great Wall Computer Shenzhen Co., Ltd., Great Wall Limited and Advanced Energy Industries (Shenzhen) Co., Ltd., for a building located in Shenzhen, China.(9)

10.22	Non-employee Director Compensation summary.(15)*

10.23	Executive Change in Control Severance Agreement.(12)

10.24	Retirement Term Sheet relating to Douglas S. Schatz.(17)

10.25	Separation and Release Agreement dated as of August 4, 2005, by and between Advanced Energy Industries, Inc. and Linda Capuano.(18)

10.26	Offer Letter to Hans-Georg Betz dated June 30, 2005.(16)

10.27	Executive Change in Control Severance Agreement dated June 30, 2005 by and between Advanced Energy Industries, Inc. and Hans-Georg Betz.(16)

10.28	Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005.(14)

10.29	Shipping Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005.(14)

10.30	Settlement Agreement dated October 3, 2005, by and between Advanced Energy Industries, Inc. and MKS Instruments, Inc. and its subsidiary, Applied Science and Technology, Inc.(13)

10.31	Asset Purchase Agreement dated November 23, 2005, by and between Advanced Energy Industries, Inc. and iWatt, Inc., a California corporation.

21.1	Subsidiaries of Advanced Energy Industries, Inc.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney.(12)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26966), filed May 9, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26966), filed March 27, 2001.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37378), filed May 19, 2000.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26966), filed August 4, 2000.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26966), filed October 30, 2000.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-26966), filed March 27, 2003.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-26966), filed February 24, 2004.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 12, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 3, 2005.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26966), filed March 31, 2005.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed October 7, 2005.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-26966), filed November 7, 2005.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 1, 2006.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 6, 2005.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 9, 2005.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 5, 2005.

*	Compensation Plan

+	Confidential treatment has been granted for portions of this agreement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC. (Registrant)
/s/ Hans Georg Betz
Hans Georg Betz
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Hans Georg Betz	Chief Executive Officer, President	March 22, 2006
Hans Georg Betz	(Principal Executive Officer)

/s/ Mark D. Hartman	Principal Financial Officer and	March 22, 2006
Mark D. Hartman	Principal Accounting Officer

/s/ Douglas S. Schatz	Chairman of the Board	March 22, 2006
Douglas S. Schatz

/s/ Richard P. Beck	Director	March 22, 2006
Richard P. Beck

/s/ Joseph R. Bronson	Director	March 22, 2006
Joseph R. Bronson

/s/ Trung Doan	Director	March 22, 2006
Trung Doan

/s/ Barry Z. Posner	Director	March 22, 2006
Barry Z. Posner

/s/ Elwood Spedden	Director	March 22, 2006
Elwood Spedden

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation, as amended.(8)

3.2	By-laws.(1)

4.1	Form of Specimen Certificate for Common Stock.(1)

10.1	Loan and Security Agreement dated July 6, 2005, by and among Silicon Valley Bank, as a bank, and Advanced Energy Industries, Inc., as borrower.(10)

10.2	Lease, dated June 12, 1984, amended June 11, 1992, by and between Prospect Park East Partnership and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(1)

10.3	Lease, dated March 14, 1994, as amended, by and between Sharp Point Properties, L.L.C., and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(1)

10.4	Lease, dated May 19, 1995, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(1)

10.5	Form of Indemnification Agreement.(1)

10.6	1995 Stock Option Plan, as amended and restated through February 7, 2001.(2)*

10.7	1995 Non-Employee Directors’ Stock Option Plan, as amended and restated through February 7, 2001.(2)*

10.8	2003 Stock Option Plan.(8)*

10.9	Amendment No. 1 to 2003 Stock Option Plan, dated January 31, 2005.(11)*

10.10	Restricted Stock Unit Agreement pursuant to the 2003 Stock Option Plan.

10.11	Stock Option Agreement pursuant to the 2003 Stock Option Plan.(11)*

10.12	2003 Non-Employee Directors’ Stock Option Plan.(8)*

10.13	2001 Employee Stock Option Plan.(8)*

10.14	2002 Employee Stock Option Plan.(8)*

10.15	Lease dated March 20, 2000, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(3)

10.16	Agreement and Plan of Reorganization, dated April 5, 2000, by and among Advanced Energy Industries, Inc., Noah Holdings, Inc. and AE Cal Merger Sub, Inc.(4)

10.17	Escrow and Indemnity Agreement, dated April 5, 2000, by and among Advanced Energy Industries, Inc., the former stockholders of Noah Holdings, Inc. and Commercial Escrow Services, Inc.(4)

10.18	Agreement and Plan of Reorganization, dated July 21, 2000, by and among Advanced Energy Industries, Inc., Mercury Merger Corporation, Sekidenko, Inc. and Dr. Ray R. Dils.(5)

10.19	Agreement and Plan of Reorganization, dated July 6, 2000, amended and restated as of October 20, 2000, by and among Advanced Energy Industries, Inc., Flow Acquisition Corporation, and Engineering Measurements Company.(6)

10.20	License Agreement, dated January 3, 2003, by and among Advanced Energy Industries, Inc., and APJeT, Inc.(7)

10.21	Lease dated January 16, 2003, by and between China Great Wall Computer Shenzhen Co., Ltd., Great Wall Limited and Advanced Energy Industries (Shenzhen) Co., Ltd., for a building located in Shenzhen, China.(9)

10.22	Non-employee Director Compensation summary.(15)*

10.23	Executive Change in Control Severance Agreement.(12)

10.24	Retirement Term Sheet relating to Douglas S. Schatz.(17)

10.25	Separation and Release Agreement dated as of August 4, 2005, by and between Advanced Energy Industries, Inc. and Linda Capuano.(18)

10.26	Offer Letter to Hans-Georg Betz dated June 30, 2005.(16)

10.27	Executive Change in Control Severance Agreement dated June 30, 2005 by and between Advanced Energy Industries, Inc. and Hans-Georg Betz.(16)

10.28	Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005.(14)

10.29	Shipping Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005.(14)

10.30	Settlement Agreement dated October 3, 2005, by and between Advanced Energy Industries, Inc. and MKS Instruments, Inc. and its subsidiary, Applied Science and Technology, Inc.(13)

10.31	Asset Purchase Agreement dated November 23, 2005, by and between Advanced Energy Industries, Inc. and iWatt, Inc., a California corporation.

21.1	Subsidiaries of Advanced Energy Industries, Inc.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney.(12)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 20, 1995, as amended.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26966), filed May 9, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26966), filed March 27, 2001.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-37378), filed May 19, 2000.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26966), filed August 4, 2000.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26966), filed October 30, 2000.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-26966), filed March 27, 2003.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-26966), filed February 24, 2004.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 12, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 3, 2005.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26966), filed March 31, 2005.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed October 7, 2005.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-26966), filed November 7, 2005.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 1, 2006.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 6, 2005.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 9, 2005.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 5, 2005.

*	Compensation Plan

+	Confidential treatment has been granted for portions of this agreement.