Form 10-Q
period 2006-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2006-05-04
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006.

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of May 1, 2006, there were 44,663,620 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I            FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$67,965	$52,874
Marketable securities	8,815	6,811
Accounts receivable, net	72,240	68,992
Inventories	55,940	56,199
Other current assets	4,700	6,773

Total current assets	209,660	191,649

PROPERTY AND EQUIPMENT, net	37,502	39,294

OTHER ASSETS:
Deposits and other	1,877	3,808
Goodwill	61,621	61,316
Other intangible assets, net	8,095	8,527
Customer service equipment, net	1,848	2,407
Deferred income tax assets, net	5,059	3,116

Total assets	$325,662	$310,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$21,567	$22,028
Accrued payroll and employee benefits	9,221	8,313
Taxes payable	6,175	5,538
Other accrued expenses	8,185	9,155
Customer deposits and deferred revenue	347	971
Senior borrowings and capital leases, current portion	1,601	2,011

Total current liabilities	47,096	48,016

LONG-TERM LIABILITIES:
Senior borrowings and capital leases, net of current portion	2,028	2,179
Other long-term liabilities	2,556	2,492

Total liabilities	51,680	52,687

Commitments and contingencies

STOCKHOLDERS’ EQUITY	273,982	257,430

Total liabilities and stockholders’ equity	$325,662	$310,117

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
SALES	$93,950	$82,176
COST OF SALES	55,400	54,854

Gross profit	38,550	27,322

OPERATING EXPENSES:
Research and development	10,459	10,255
Selling, general and administrative	14,882	13,272
Restructuring charges	29	1,262

Total operating expenses	25,370	24,789

INCOME FROM OPERATIONS	13,180	2,533

OTHER INCOME (EXPENSE):
Interest income	346	641
Interest expense	(99)	(2,790)
Foreign currency gain	152	83
Other income (expense), net	1,434	(21)

Total other income (expense), net	1,833	(2,087)

Income from continuing operations before income taxes	15,013	446
PROVISION FOR INCOME TAXES	(2,252)	(529)

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,761	(83)

Results of discontinued operations	—	817
Provision for income taxes	—	—

INCOME FROM DISCONTINUED OPERATIONS	—	817

NET INCOME	$12,761	$734

NET INCOME PER BASIC SHARE:
Income (loss) from continuing operations	$0.29	$0.00
Income from discontinued operations	$0.00	$0.02
BASIC EARNINGS PER SHARE	$0.29	$0.02

NET INCOME PER DILUTED SHARE
Income (loss) from continuing operations	$0.28	$0.00
Income from discontinued operations	$0.00	$0.02
DILUTED EARNINGS PER SHARE	$0.28	$0.02

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	44,571	32,755
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,004	32,878
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,761	$734
Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization	4,123	4,577
Amortization of deferred debt issuance costs	—	275
Stock-based compensation	779	56
Provision for deferred income taxes	4	726
Gain on sale of marketable security investments	(1,670)	—
Changes in operating assets and liabilities —
Accounts receivable, net	(3,099)	934
Inventories	490	6,233
Other current assets	1,950	2,184
Trade accounts payable	(529)	7,057
Other current liabilities and accrued expenses	(780)	(2,678)
Income taxes payable/receivable, net	583	(896)
Non-current assets	91	(905)
Non-current liabilities	64	(157)

Net cash provided by operating activities	14,767	18,140

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,990)	(438)
Proceeds from sale of equity securities	1,992	—
Purchase of property and equipment	(730)	(2,917)

Net cash used in investing activities	(728)	(3,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior borrowings and capital lease obligations	(630)	(1,182)
Proceeds from common stock transactions	1,509	131

Net cash provided by (used in) financing activities	879	(1,051)

EFFECT OF CURRENCY TRANSLATION ON CASH	173	(772)

INCREASE IN CASH AND CASH EQUIVALENTS	15,091	12,962
CASH AND CASH EQUIVALENTS, beginning of period	52,874	38,404

CASH AND CASH EQUIVALENTS, end of period	$67,965	$51,366

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$99	$3,165
Cash paid for income taxes, net	$1,610	$853
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments, consisting of normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at March 31, 2006 and December 31, 2005, and the results of their operations for the three-month periods ended March 31, 2006 and 2005, and cash flows for the three-month periods ended March 31, 2006 and 2005.
          The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 28, 2006.
     ESTIMATES AND ASSUMPTIONS — The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that effect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, determining useful lives for depreciation and amortization, assessing the need for impairment charges, establishing warranty reserves, establishing the fair value of stock-based compensation, accounting for income taxes, and assessing excess and obsolete inventory and various others items. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
     NEW ACCOUNTING PRONOUNCEMENTS — In December 2004, the Financial Accounting Standards Board (the “FASB”) reissued Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as SFAS No. 123(R), “Share Based Compensation.” This statement replaces SFAS No. 123, amends SFAS No. 95, “Statement of Cash Flows”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all share-based awards granted, and to awards modified, repurchased or cancelled after the required effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, adjusted for expected forfeitures. Additionally, SFAS No. 123(R) requires entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. It also requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. The Company has adopted SFAS No. 123(R) as of January 1, 2006. See Note 2, Stock-Based Compensation, for discussion of the impact of adoption and required disclosures.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is applied on a prospective basis by the Company for the fiscal year beginning January 1, 2006. The adoption of SFAS No. 151 did not have a material affect on the Company’s financial position and results of operations.
     On June 9, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 has not had a material affect on the Company’s financial position and results of operations.
          REVENUE RECOGNITION — The Company’s standard shipping term is freight on board (“FOB”) shipping point, for which revenue is recognized upon shipment of its products, at which time title passes to the customer, the price is fixed and collectibility is reasonably assured. For certain customers, the Company has FOB destination terms, for which revenue is recognized upon receipt of the products by the customer, at which time title passes to the customer, the price is fixed and collectibility is reasonably assured. Revenues from contracts that contain customer acceptance provisions are deferred until customer acceptance occurs. Revenue deferrals are reported as customer deposits and deferred revenue in the condensed consolidated balance sheets. Generally, the Company does not have obligations to its customers after its products are shipped under FOB shipping point terms, after its products are received by customers under FOB destination terms, and after the products are accepted by customers under contractual acceptance provisions, other than pursuant to warranty obligations. In limited instances, the Company provides installation of its products. In accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables”, the Company allocates revenue based on the fair value of the delivered item, generally the product, and the undelivered item, installation, based on their respective fair values. Revenue related to the undelivered item is deferred until the services have been completed.

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
     STOCK-BASED COMPENSATION – As of January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) to account for its stock plans and employee stock purchase plan, which requires the recognition of the fair value of stock-based compensation in the statement of operations. The fair value of stock options and purchase rights pursuant the employee stock purchase plan is estimated using the Black-Scholes valuation model. This model requires the input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of restricted stock units is determined based upon the Company’s closing stock price on the grant date. The fair value of stock-based awards is amortized over the requisite service period, typically the vesting period, of the award on a straight-line basis. See Note 2, Stock-Based Compensation, for discussion of the impact of adoption and required disclosures.
     WARRANTY RESERVE POLICY — The Company offers warranty coverage for its products for periods typically ranging from 12 to 24 months after shipment. The Company estimates the anticipated costs of repairing products under warranty based on the historical cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. The Company’s determination of the appropriate level of warranty accrual is subjective and based on estimates. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the condensed consolidated statements of operations.
     The Company recorded warranty charges of $2.6 million in the three months ended March 31, 2006 and $3.0 million in three months ended March 31, 2005.
     Included within the warranty charges is amortization of customer service equipment, which is manufactured product that is utilized as replacement and loaner equipment to existing customers, of $378,000 in the 2006 period and $496,000 in the 2005 period.
     The following summarizes the activity in the Company’s warranty reserves during the 2006 and 2005 periods:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Balance at beginning of period	$6,313	$6,791
Additions charged to expense	2,255	2,514
Deductions	(2,568)	(2,624)

Balance at end of period	$6,000	$6,681

     EXCESS AND OBSOLETE INVENTORY— Inventory is written down or written off when it becomes obsolete, generally due to engineering changes to a product or discontinuance of a product line, or when it is deemed excess. Judgment by management is necessary in estimating the net realizable value of inventory based primarily upon forecasts of product demand. Charges for excess and obsolete inventory are recorded, as necessary, within cost of sales in the condensed consolidated statement of operations.
     INCOME TAXES — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Since 2003, the Company has recorded valuation allowances against certain of its United States and foreign net deferred tax assets in jurisdictions where it has incurred significant losses. Given such loss experience, management could not conclude that it was more likely than not that these net deferred tax assets will be realized. While the Company’s operating results have improved in recent periods and may continue to improve in future periods, the Company’s management, in accordance with SFAS No. 109, in evaluating the recoverability of these net deferred tax assets, is required to place greater weight on historical results as compared to projections regarding future taxable income. If the Company generates future taxable income, or should it be able to conclude that sufficient taxable income is reasonably assured based on profitable operations in the tax jurisdictions against which these tax attributes may be applied, some portion or all of the valuation allowance will be reversed and a corresponding reduction in income tax expense will be reported in such period.
     The Company assesses the recoverability of its net deferred tax assets on a quarterly basis. If it is determined that it is more likely than not that the Company will realize a portion or all of its net deferred tax assets, some portion or all of the valuation allowance will be reversed with a corresponding reduction in income tax expense in such period. From 2003 through the present, the Company has only reversed portions of such valuation allowances for which it has realized the underlying asset.
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
     Goodwill and certain other intangible assets with indefinite lives are not amortized. Instead, goodwill and other indefinite-lived intangible assets are subject to periodic (at least annual) tests for impairment. For the periods presented, the Company did not have any indefinite-lived intangible assets, other than goodwill. Impairment testing is performed in two steps: (i) goodwill is assessed for potential impairment by comparing the fair value of the Company’s reporting unit with the carrying value, and (ii) if potential impairment is indicated because the reporting unit’s fair value is less than its carrying amount, the amount of impairment loss is measured by comparing the implied fair value of goodwill with the carrying amount of that goodwill.
     Finite-lived intangible assets continue to be amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.
          RECLASSIFICATIONS — Certain prior period amounts have been reclassified to conform to the current period presentation.
(2) STOCK-BASED COMPENSATION
Implementation of SFAS No. 123(R)
     Prior to January 1, 2006, the Company accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”). APB Opinion No. 25 required the use of the intrinsic value method, which measured compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. As the stock options granted under these plans typically had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost related to stock options was reflected in the Company’s results of operations. The Company began to grant restricted stock units (“RSUs”) in the first quarter of 2005, for which the related compensation expense is recorded over the requisite service period.
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) effective January 1, 2006 (the “adoption date”) using the modified prospective transition method. Under the modified prospective transition method, stock-based compensation expense recognized in the Company’s statement of operations in the three months ended March 31, 2006 includes: (a) stock options and RSUs granted prior to, but not fully vested as of the adoption date, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) stock options and RSUs granted subsequent to the adoption date, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and (c) purchase rights granted under the employee stock purchase plan (the “ESPP”) with the offering period beginning prior to, but not yet vested as of the adoption date, based on the fair value estimated in accordance with the original provisions of SFAS 123. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized on a straight-line basis over the awards’ requisite service period, typically the vesting period. Under the modified prospective transition method, results for prior periods are not restated.
     The Company recognized stock-based compensation expense of $779,000 in the first quarter of 2006 compared to $56,000 in the first quarter of 2005. Included in these amounts are expenses related to RSUs of $138,000 in the first quarter of 2006 and $56,000 in the first quarter of 2005, which would have been included in the Company’s condensed consolidated statements of operations under the provisions of APB Opinion No. 25. The expense related to RSUs is therefore excluded from the impact of the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended March 31, 2006 were reduced by $641,000. No income tax benefit has been recognized in the condensed consolidated statement of operations related to stock-based compensation expense, due to the Company fully reserving against the related deferred tax assets. The implementation of SFAS No. 123(R) reduced basic and diluted earnings per share by $0.01 for the three months ended March 31, 2006. The implementation of SFAS No. 123(R) did not have a significant impact on cash flows from operations during the three months ended March 31, 2006.
     The modified prospective transition method of SFAS No. 123(R) requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123(R), regarding net income and earnings per share as if the Company had accounted for its stock plans under the fair value method. Had compensation expense for the Company’s stock plans been determined consistent with the fair value-based method prescribed by the original provisions of SFAS No. 123, the Company’s net income would have decreased to the following adjusted amounts:

(in thousands, except per share data)	Three Months Ended
March 31, 2005
Net income:
As reported	$734

Adjustment for stock-based compensation determined under fair value-based method for all awards (a), (b)	(1,934)

Less: Compensation expense recognized in net income (a)	56

As adjusted	$(1,144)

Basic earnings (loss) per share:
As reported	$0.02
As adjusted	$(0.03)
Diluted earnings (loss) per share:
As reported	$0.02
As adjusted	$(0.03)

(a) Compensation expense in 2005 is presented prior to income tax effects due to the Company fully reserving against the related deferred tax assets.
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
     For pro forma purposes, the fair value of each option grant and purchase right granted under the ESPP were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2005
OPTIONS:
Risk-free interest rates	3.4%
Expected dividend yield rates	0.0%
Expected lives	2.9 years
Expected volatility	71.6%

ESPP:
Risk-free interest rates	2.4%
Expected dividend yield rates	0.0%
Expected lives	0.5 years
Expected volatility	62.5%

Stock Plans and ESPP
     As of March 31, 2006, the Company had three active stock plans; the 2003 Stock Option Plan, the 2003 Non-Employee Directors’ Stock Option Plan and the ESPP, which are described below.
Stock Options and RSUs
     The 2003 Stock Option Plan (the “2003 Plan”), a shareholder-approved plan, is a broad-based plan for employees and consultants of the Company. The 2003 Plan provides for the issuance of up to 3,250,000 shares of common stock. The exercise price of incentive stock options and non-qualified stock options may not be less than the market value of the Company’s common stock on the date of grant. The administrator of the plan has the discretion to determine the vesting period of options granted under the 2003 Plan; however option and RSU grants will generally vest over four years, contingent upon the recipient continuing to be an employee, director or consultant of the Company. Options granted under the 2003 plan generally are exercisable for ten years from the date of grant. As of March 31, 2006, approximately 1.2 million shares of common stock were available for grant under the 2003 Plan.
     The 2003 Non-Employee Directors’ Stock Option Plan (the “2003 Directors’ Plan”), a shareholder-approved plan, provides for the issuance of up to 250,000 shares of common stock. The exercise price of options granted under the 2003 Directors’ Plan may not be less than the market value of the Company’s common stock on the date of grant. Currently, non-employee directors are automatically granted options to purchase 15,000 shares on the first date elected or appointed as a member of the Company’s board, and 5,000 shares on any date re-elected as a member of the board. Options granted on the date first elected or appointed as a member of the Company’s board immediately vest as to one-third of the shares subject to the grant, then another one-third on each of the first two anniversaries of the date granted, provided the recipient continues to be a director of the Company. Options granted upon re-election are immediately exercisable. The options are exercisable for ten years from the date of grant. The Company has proposed to its stockholders an amendment of the 2003 Directors’ Plan, which enables different forms of equity awards to be granted under the 2003 Directors’ Plan. The Company has revised its non-employee director compensation structure, subject to shareholder approval of the foregoing amendment to the 2003 Directors’ Plan, which revision would result in non-employee directors being granted 5,000 RSUs on the date first elected or appointed as a member of the Company’s board, and 2,000 RSUs on any date re-elected as a member of the board. Such RSU grants would vest over four years, contingent upon the recipient continuing to be a director of the Company. As of March 31, 2006, 120,000 shares of common stock were available for grant under the 2003 Directors’ Plan.

     A summary of stock option activity under these plans as of March 31, 2006 and changes during the three months then ended is presented below:

(In thousands, except exercise prices and contractual terms)			Weighted-
			average
		Weighted-	Remaining
		average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Stock options:
Employees —
Options outstanding at December 31, 2005	3,183	$19.22
Options granted	298	16.06
Options exercised	(142)	10.55
Options terminated	(207)	23.58

Options outstanding at March 31, 2006	3,132	19.00	7.1	$5,622

Options exercisable at March 31, 2006	2,297	21.72	6.4	$2,867
Weighted-average fair value of options granted during the period	$9.84

Non-employee directors —
Options outstanding at December 31, 2005	183	$14.58
Options granted	—	—
Options exercised	(3)	6.75
Options terminated	—	—

Options outstanding at March 31, 2006	180	14.77	7.0	$432

Options exercisable at March 31, 2006	155	15.32	6.7	$362
Weighted-average fair value of options granted during the period	—
          The total intrinsic value of options exercised during the three months ended March 31, 2006 was $699,000 and $16,000 for the three months ended March 31, 2005, determined as of the exercise date. As of March 31, 2006, there was $5.5 million of total unrecognized compensation cost related to stock options granted and outstanding, which cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 2.1 years. Cash received from stock option exercises was $1.5 million during the three months ended March 31, 2006.
     For SFAS No. 123(R) purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended
March 31, 2006
Risk-free interest rates	4.6%
Expected dividend yield rates	0.0%
Expected lives	5.5 years
Expected volatility	65.7%
     The computation of the expected volatility assumption for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews historical exercise behavior of option grants with similar vesting periods and post-vesting termination behavior.

     A summary of the status of the Company’s non-vested RSUs as of March 31, 2006, and changes during the three months then ended is presented below:

(In thousands, except fair values)		Weighted-
		average
		Grant-date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2005	235	$7.72
RSUs granted	110	15.61
RSUs vested	(18)	7.15
RSUs forfeited	(6)	7.15

Non-vested RSUs outstanding at March 31, 2006	321	10.48

     The fair value of the Company’s RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date. As of March 31, 2006, there was $2.5 million of total unrecognized compensation cost related to non-vested RSUs granted, which cost is expected to be recognized over a weighted average period of 3.2 years. During the first quarter of 2006, the total fair value of RSUs which vested was $288,000, based upon the closing fair market value of the Company’s common stock on the date the underlying common stock was released to the recipient.
Employee Stock Purchase Plan (the “ESPP”)
          The ESPP, a shareholder-approved plan, provides for the issuance of up to 500,000 shares of common stock. Employees are eligible to participate in the ESPP if employed by the Company for at least 20 hours per week during at least five months per calendar year. Participating employees may have the lesser of 5% their earnings or $1,250 per six-month period withheld. The purchase price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value on the commencement date of each offering period or the relevant purchase date. Each plan period is six months. At March 31, 2006, approximately 145,000 shares remained available for future issuance under the ESPP.
     Purchase rights granted under the ESPP are valued using the Black-Scholes model. Prior to the adoption of SFAS No. 123(R), the Company used historical volatility in deriving its expected volatility assumption; however, the Company has determined that implied volatility provides a more accurate reflection of market conditions and is a better indicator of expected volatility than historical volatility for the six month plan period. During the three months ended March 31, 2006, no purchase rights were granted under the ESPP. As of March 31, 2006, there was $38,000 of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of two months.
(3) RESTRUCTURING CHARGES
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

     The following table summarizes the components of the restructuring charges, the payments and other settlements, and the remaining accrual as of March 31, 2006:

	Employee
	Severance and	Facility	Impairment	Total
	Termination	Closure	of Facility-	Restructuring
	Costs	Costs	related Assets	Charges
		(In thousands)
Accrual balance December 31, 2004	$3,293	$1,121	$—	$4,414
First quarter 2005 restructuring charge	1,262	—	—	1,262
Second quarter 2005 restructuring charge	475	4	589	1,068
Third quarter 2005 restructuring charge	202	31	157	390
Third quarter 2005 restructuring reversal	(180)	—	—	(180)
Fourth quarter 2005 restructuring charge	135	31	—	166

Total net restructuring charges 2005	1,894	66	746	2,706
Payments and other settlements in 2005	(5,057)	(701)	(746)	(6,504)

Accrual balance December 31, 2005	130	486	—	616
First quarter 2006 restructuring charge	—	29	—	29
Payments and other settlements in 2006	(130)	(191)	—	(321)

Accrual balance March 31, 2006	$—	$324	$—	$324

     Related to the transition of certain product lines from certain of the Company’s locations in the United States, Europe and Japan to Shenzhen, China, the Company recorded restructuring charges for employee severance and termination costs of $1.3 million in the first quarter of 2005, $475,000 in the second quarter, $202,000 in the third quarter and $135,000 in the fourth quarter. These charges are associated with 216 employees in the United States, 11 employees in Europe and three employees in Japan. Through the transition of the Company’s manufacturing operations from the Fort Collins facility to Shenzhen, China, the Company recognized the need to retain 11 employees considered in the original reserve, and therefore in the third quarter of 2005 restructuring reserves of $180,000 had been reversed. There are no employee severance and termination costs remaining to be paid as of March 31, 2006.
     Impairments of facility-related assets were recorded in the second quarter of 2005 for $589,000 in the United States and in the third quarter of 2005 for $157,000 in Japan, as a result of consolidation of certain of the Company’s facilities.
     The remaining facility closure cost liability is expected to be paid over the remaining lease term expiring at the end of 2006 and is reflected net of expected sublease income of $28,000.
(4) INCOME TAXES
     As of March 31, 2006, the Company had a gross federal net operating loss carryforward of approximately $81 million, of which approximately $12 million is subject to further limitations under the United States consolidated tax rules, an alternative minimum tax credit carryforward of approximately $2 million, and research and development credit carryforwards of approximately $4 million, each of which may be available to offset future federal income tax liabilities. The federal net operating loss and research and development credit carryforwards expire at various dates through December 31, 2024, and the alternative minimum tax credit carryforward has no expiration date. The Company is unable to provide a tax benefit from its net operating loss carryforward because it has not demonstrated sustained profitability in the United States. Approximately $3 million of the valuation allowance relates to the benefit from stock-based compensation expense; any reversal of such valuation allowances will be reflected as a component of stockholders’ equity. Approximately $4 million of the valuation allowance relates to deferred tax assets obtained through acquisitions; any reversal of such valuation allowance allowances will be reflected as a reduction of goodwill. In addition, as of March 31, 2006, the Company had a gross foreign net operating loss carryforward of $3 million, which may be available to offset future foreign income tax liabilities and expires at various dates through December 31, 2011.
     The income tax provision on income from continuing operations before income taxes was $2.3 million for the first quarter of 2006 and represents an effective tax rate of 15%, and the income tax provision on income from continuing operations before income taxes was $529,000 for the first quarter of 2005 and represents an effective rate of 119%. The change in the effective tax rate from the 2005 period to the 2006 period is due to the change in the mix of taxable income earned by jurisdiction. In the 2005 period, losses were realized in the United States which receive no corresponding tax benefit due to valuation allowances, compared to income being generated in the United States in the 2006 period, which receive no corresponding tax provision due to the net operating loss carryforwards.
(5) DISPOSITIONS AND DISCONTINUED OPERATIONS
     On November 23, 2005, the Company entered into an agreement to sell the assets of its IKOR product line to an unrelated third party, as this product line was not considered to be critical to the Company’s core operations. Net cash proceeds of $8.9 million were received, with an additional $1.0 million held in escrow to satisfy any potential indemnity claims. The Company recognized a gain on the sale of $5.0 million, which was recorded in discontinued operations in the statement of operations. The results of operations directly attributed to the IKOR product line that have been reclassified from continuing operations are as follows:

Three Months Ended
(in thousands)	March 31, 2005
Sales	$3,964
Cost of sales	2,211
Operating expenses	936
(6) MARKETABLE SECURITIES
     Marketable securities consisted of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Commercial paper	$4,604	$4,639
Municipal bonds and notes	1,903	1,901
Institutional money markets	2,308	271

Total marketable securities	$8,815	$6,811

     These marketable securities are classified as available-for-sale and are stated at period end market value. The commercial paper consists of high credit quality, short-term preferreds with maturities or reset dates of approximately 120 days.

(7) ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Domestic	$31,049	$21,797
Foreign	39,062	43,748
Allowance for doubtful accounts	(651)	(645)

Trade accounts receivable, net	69,460	64,900
Other	2,780	4,092

Total accounts receivable, net	$72,240	$68,992

(8) INVENTORIES
     Inventories consisted of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Parts and raw materials	$41,711	$42,090
Work in process	5,522	3,982
Finished goods	8,707	10,127

Total inventories	$55,940	$56,199

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of cost or market, computed on a first-in, first-out basis and are presented net of reserves for excess and obsolete inventory.
(9) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and amortizable intangible assets consisted of the following as of March 31, 2006:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$6,600	$1,378	$(6,236)	$1,742	6
Trademarks and other	8,500	1,630	(3,777)	6,353	17

Total amortizable intangible assets	15,100	3,008	(10,013)	8,095	12

Goodwill	53,589	8,032	—	61,621

Total goodwill and amortizable intangible assets	$68,689	$11,040	$(10,013)	$69,716

Goodwill and amortizable intangible assets consisted of the following as of December 31, 2005:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,000	$1,354	$(6,322)	$2,032	5
Trademarks and other	8,500	1,613	(3,618)	6,495	17

Total amortizable intangible assets	15,500	2,967	(9,940)	8,527	12

Goodwill	53,589	7,727	—	61,316

Total goodwill and amortizable intangible assets	$69,089	$10,694	$(9,940)	$69,843

     Aggregate amortization expense related to amortizable intangible assets for the first quarter of 2006 was $477,000 and for the first quarter of 2005 was $547,000. Estimated amortization expense related to the Company’s acquired intangibles fluctuates with changes in foreign currency exchange rates between the United States dollar and the Japanese yen and the euro. Estimated amortization expense related to amortizable intangibles for each of the five years 2006 through 2010 is as follows:

Estimated
Amortization
Expense
(in thousands)
2006	$1,665
2007	960
2008	750
2009	477
2010	386
(10) STOCKHOLDERS’ EQUITY
     Stockholders’ equity consisted of the following:

	March 31,	December 31,
(In thousands, except par value)	2006	2005
Common stock, $0.001 par value, 70,000 shares authorized, 44,661 and 44,500 shares issued and outstanding, respectively	$45	$45
Additional paid-in capital	254,665	253,675
Retained earnings	12,783	22
Deferred compensation	—	(1,290)
Unrealized holding gains on available-for-sale securities, net of tax	423	1,328
Cumulative translation adjustments, net of tax	6,066	3,650

Total stockholders’ equity	$273,982	$257,430

     In accordance with the provisions of SFAS No. 123(R), adopted on January 1, 2006, the balance of $1.3 million in deferred compensation as of December 31, 2005 was written-off against additional paid-in capital.

(11) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the Company consists of net income, foreign currency translation adjustments and net unrealized holding gains on available-for-sale marketable securities as presented below (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income, as reported	$12,761	$734
Adjustment to arrive at comprehensive income (loss), net of taxes:

Unrealized holding gain on available-for-sale marketable securities	59	374
Reclassification adjustment for amounts included in net income related to sales of securities	(964)	—

Cumulative translation adjustments	2,416	(2,938)

Comprehensive income (loss) income	$14,272	$(1,830)

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
     On June 8, 2005, the Korean Customs Service (“KCS”) issued a Pre-Taxation Notification concerning back duties and value added taxes allegedly owed on goods imported by the Company’s Korean subsidiary, Advanced Energy Industries Korea, Inc., during the five year period ended June 8, 2005. On June 27, 2005, the Company protested the notifications on the grounds that the assessment was unwarranted and based on a misapplication of international tariff rules. On September 9, 2005, the KCS rejected the protest brought by the Company. Beginning on September 19, 2005, the KCS issued a series of taxation notices for duties and penalties owed of approximately $2.2 million. In order to appeal the assessment to the Korean National Tax Tribunal, an independent review board of the Korean Ministry of Finance and Economy, the Company paid the taxation notices. The Company filed its appeals of the assessments in December 2005, and the KCS filed a response in opposition to its appeal. The Company anticipates that the Korean National Tax Tribunal will schedule a hearing for adjudication of the matter in the third quarter of 2006. Although the Company has paid the taxation notices in order to appeal the assessment, the Company does not believe such amounts represent a probable expense and therefore has not accrued such in the condensed consolidated statement of operations, rather the amount paid has been recorded within other current assets in the condensed consolidated balance sheet.

(13) EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable, stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive. As of March 31, 2006, stock options and restricted stock units totaling approximately 3.6 million were outstanding, and as of March 31, 2005, 4.5 million were outstanding. Of these amounts, 3.2 million stock options and restricted stock units for the three months ended March 31, 2006 and 3.4 million for the three months ended March 31, 2005 are not included in the computation of diluted earnings per share because the effect of including such options in the computation would be antidilutive. Potential shares of common stock issuable upon conversion of the Company’s convertible subordinated notes payable were 5.4 million at March 31, 2005; however, the effect of potential conversion of the Company’s convertible subordinated notes payable was not included in this computation because to do so would be anti-dilutive.
     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three months ended March 31, 2006 and 2005:

(In thousands, except per share data)	Three Months Ended March 31,
	2006	2005
Earnings per common share
Net income	$12,761	$734
Weighted average common shares outstanding	44,571	32,755

Earnings per common share	$0.29	$0.02

Earnings per common share—assuming dilution
Net income	$12,761	$734
Weighted average common shares outstanding	44,571	32,755
Effect of dilutive securities:
Stock options and restricted stock units	433	123
Convertible subordinated debt	—	—

Potentially dilutive common shares	433	123

Adjusted weighted average common shares outstanding	45,004	32,878

Earnings per common share—assuming dilution	$0.28	$0.02

(14) FOREIGN OPERATIONS AND MAJOR CUSTOMERS
     The Company has operations in the United States, Europe and Asia Pacific. The following is a summary of the Company’s operations by region:

(In thousands)	Three Months Ended March 31,
	2006	2005
Sales (1):
Originated and sold in the United States	$55,377	$42,207
Originated in United States and sold outside the United States	4,344	4,363
Originated in Europe and sold outside the United States	6,249	7,186
Originated in Asia Pacific and sold in the United States	22	—
Originated in Asia Pacific and sold outside the United States	27,958	28,420

	$93,950	$82,176

Income (loss) from operations:
United States	$11,779	$(2,932)
Europe	752	203
Asia Pacific	1,476	5,192
Intercompany eliminations	(827)	70

	$13,180	$2,533

	March 31,	December 31,
	2006	2005
Identifiable assets:
United States	$18,333	$19,813
Europe	1,496	1,667
Asia Pacific	20,340	21,144

	$40,169	$42,624

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.
     Intercompany sales among the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.
     Applied Materials, Inc. is the Company’s largest customer and accounted for 30% of the Company’s sales for the three months ended March 31, 2006 and 25% of the Company’s sales for the three months ended March 31, 2005. Novellus Systems, Inc. accounted for 10% of the Company’s sales for the three months ended March 31, 2006. Ulvac, Inc. accounted for 12% of the Company’s sales for the three months ended March 31, 2005. No other customer accounted for 10% or more of the Company’s sales during these periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Statements
     The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. These risks and uncertainties are described below and in other filings we make with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 28, 2006. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. We assume no obligation to update any forward-looking statements or the reasons why our actual results might differ.
  OVERVIEW
     We design, manufacture and support key components and subsystems primarily for industrial vacuum-based production systems. Our primary products are complex power conversion and control systems. Our products also control the flow of gases and liquids into process chambers for semiconductor and flat panel equipment and provide thermal control and sensing within the chamber. Our customers use our products in plasma-based thin-film processing equipment that is essential to the manufacture of products, including the following:
•	Semiconductor devices for electronics applications;

•	Flat panel displays for hand-held devices and computer and television screens;

•	Compact discs, DVDs, magnetic hard drives and other digital storage media;

•	Optical coatings for architectural glass, eyeglasses and solar panels; and

•	Industrial laser and medical applications.
     We also sell spare parts and repair services worldwide through our customer service and technical support organization.
     We provide solutions to a diverse range of markets and geographic regions. However, we are focused on the semiconductor capital equipment industry, which accounted for 70% of our sales in the three-month period ended March 31, 2006 and 64% of our sales in the three-month period ended March 31, 2005. We expect future sales to the semiconductor capital equipment industry to continue to represent a significant portion of our total sales, depending upon the strength or weakness of industry cycles.
     In the first quarter of 2006, on sales of $94.0 million, we generated net income from continuing operations of $12.8 million, or 14% of sales, a marked improvement over the first quarter of 2005. In the first quarter of 2005, on sales of $82.2 million, we generated a net loss from continuing operations of $83,000. Our gross margin increased to 41.0% in the first quarter of 2006 compared to 33.2% in the first quarter of 2005. Our improved results are attributed primarily to the increased demand in the semiconductor industry as well as the completed transition of our high-volume manufacturing to our Shenzhen, China facility and the continued

transition to lower-cost Asian suppliers. The elimination of the duplicative costs incurred throughout the transition, the benefit of reduced manufacturing costs in China, and the reduced costs experienced through increased purchasing from Asian suppliers have positively contributed to our results of operations in the first quarter of 2006 compared to the first quarter of 2005.
Results of Operations
  SALES
     The following tables summarize our unaudited net sales and percentages of net sales by customer type for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Semiconductor capital equipment	$66,052	$52,702
Data storage	4,963	4,180
Flat panel display	8,654	11,208
Advanced product applications	14,281	14,086

	$93,950	$82,176

	Three Months Ended March 31,
	2006	2005
Semiconductor capital equipment	70%	64%
Data storage	5	5
Flat panel display	9	14
Advanced product applications	15	17

	100%	100%

          The following tables summarize our unaudited net sales and percentages of net sales by geographic region for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
United States	$55,399	$42,208
Europe	7,639	9,072
Asia Pacific	30,824	30,426
Rest of world	88	470

	$93,950	$82,176

	Three Months Ended March 31,
	2006	2005
United States	59%	51%
Europe	8	11
Asia Pacific	33	37
Rest of world	—	1

	100%	100%

     Sales were $94.0 million in the first quarter of 2006, an increase of 14% over sales of $82.2 million in the first quarter of 2005. This increase is primarily attributed to the increased demand experienced from the customers in the semiconductor capital equipment industry, offset in part by decreased sales to the flat panel display industry.
     The semiconductor capital equipment industry is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry increased by approximately 25% compared to the first quarter of 2005, primarily driven by the increased demand that our semiconductor and semiconductor capital equipment customers have experienced since the second half of the fourth quarter of 2005. Sales to our largest semiconductor capital equipment customers represented the majority of the increased sales volume achieved during the first quarter of 2006 compared to the first quarter of 2005.
     Applied Materials, Inc., our largest customer, accounted for 30% of our sales for the three months ended March 31, 2006 and 25% of our sales for the three months ended March 31, 2005. Novellus Systems, Inc. accounted for 10% of our sales for the three months ended March 31, 2006. Ulvac, Inc., our largest customer in the flat panel display industry, accounted for 12% of our sales for the three months ended March 31, 2005. No other customer accounted for 10% or more of our sales during these periods.
     Our sales increased in dollar terms from the first quarter of 2005 to the first quarter of 2006 in the data storage and advanced product application markets. Sales to the data storage markets increased 19% and sales to the advanced product applications markets increased by 1%. This growth is primarily attributed to order trends and is correlated with the increase in demand in the semiconductor capital equipment market.
     The flat panel display industry is also highly cyclical. After two consecutive quarters of relatively high sales to the flat panel display industry, our sales to this market decreased 23% from the first quarter of 2005 to the first quarter of 2006, attributed primarily to unfavorable product mix. Sales to our largest flat panel display customers represented the majority of the decreased sales dollars.
     Looking forward to the remainder of 2006, there is no assurance that our revenue will remain consistent with, or increase from, the levels experienced during the three-month period ended March 31, 2006. Changes in the macroeconomic environment, semiconductor and flat panel display supply and demand, and other changes that are beyond our control introduce significant uncertainty into our forecasts. Our average selling prices may also decline across all of our markets due to cost reduction initiatives by our major customers.
  GROSS MARGIN
     Our gross margin was 41.0% in the first quarter of 2006 compared to 33.2% in the first quarter of 2005. The improvement in our gross margin is attributed to the completion of our high-volume manufacturing transition to China, lowering of our worldwide logistics costs, product portfolio management, supplier transitions, design-led cost reductions and the impact of the higher sales base.
     Our gross margin in the first quarter of 2005 was adversely affected principally by the lower sales base resulting in lower absorption of our fixed costs, and our duplicate management, procurement, engineering team and facilities costs incurred during our transition of high-volume manufacturing to Shenzhen.
     We recorded warranty charges of $2.6 million in the three months ended March 31, 2006 and $3.0 million in three months ended March 31, 2005.

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
     Our research and development expenses were $10.5 million, or 11.1% of sales, in the first quarter of 2006 and $10.3 million, or 12.5% of sales, in the first quarter of 2005. The increase from 2005 to 2006 in dollar terms was due primarily to increased variable compensation expense and stock-based compensation expenses, offset by the prioritization of our research and development projects and increased scrutiny of our costs.
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
     Selling, general and administrative (“SG&A”) expenses were $14.9 million, or 15.8% of sales, for the first quarter of 2006 and $13.3 million, or 16.2% of sales, for the first quarter of 2005. This increase from 2005 to 2006 in dollar terms was due primarily to increased variable compensation expense, increased commissions and stock-based compensation expense, offset in part by improved spending control efforts.
  RESTRUCTURING CHARGES
     Our restructuring charges throughout 2005 were incurred primarily in conjunction with the transition of our high-volume manufacturing to Shenzhen, China, which was substantially complete as of September 30, 2005. We originally estimated that upon completion of the transfer of high-volume manufacturing to China, we would save approximately $10.0 million to $12.0 million annually in labor and related costs, compared to what the costs would have been prior to the transition at similar production volumes. The expected savings were anticipated to be approximately $7.0 million in cost of sales, approximately $2.0 million in SG&A and approximately $2.0 million in research and development. Estimated savings realized in the first quarter of 2006 are in line with our projected savings.
     Related to this manufacturing restructuring, we recorded restructuring charges in the first quarter of 2005 of $1.3 million, consisting primarily of employee severance and termination costs associated with 212 employees at our Fort Collins facility and seven employees in our European operations. No employee-related restructuring charges were recorded in the first quarter of 2006.

     The remaining facility closing liability is expected to be paid over the remaining lease term expiring at the end of 2006 and is reflected net of expected sublease income of $28,000. Additional charges and cash requirements may be required in the future if the expected sublease income is not realized.
  OTHER INCOME (EXPENSE)
     Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.
     Interest income was approximately $346,000 in the first quarter of 2006 and $641,000 in the first quarter of 2005. The decrease in interest income from the 2005 period to the 2006 period primarily reflects the 41% decrease in the average invested funds due to the use of cash to repay of our convertible subordinated notes in the third quarter of 2005.
     Interest expense consisted principally of interest on borrowings under capital lease facilities and senior debt in the first quarter of 2006, and interest on our convertible subordinated notes and amortization of our deferred debt issuance costs in the first quarter of 2005. Interest expense was $99,000 in the first quarter of 2006, down from $2.8 million for the first quarter of 2005, due primarily to the repayment of our convertible subordinated notes in the third quarter of 2005.
     Our foreign subsidiaries’ sales are primarily denominated in currencies other than the United States dollar. We recorded net foreign currency gains of $152,000 in the first quarter of 2006 and $83,000 in the first quarter of 2005.
     Net other income (expense) consists principally of miscellaneous gains and losses, including gains and losses on the sale of investments and impairments of investments. Net other income was $1.4 million for the first quarter of 2006, consisting primarily of the gain on sale of equity securities. In the first quarter of 2005, net other expense was $21,000.
   PROVISION FOR INCOME TAXES
     The income tax provision for the first quarter of 2006 was $2.3 million and represented an effective tax rate of 15%. The income tax provision on income from continuing operations for the first quarter of 2005 was $529,000 and represented an effective tax rate of 119%. The fluctuation in our effective tax rate from period to period is due to the fluctuations in our taxable income by jurisdiction. The income from our discontinued operations in 2005 was earned in the United States. No provision for income taxes is attributed to these discontinued operations, due to the valuation allowances against certain deferred tax assets in the United States, including those generated by net operating losses.
     Due primarily to valuation allowances against our deferred tax assets and our expectation of taxable income by jurisdiction, namely increased income in the United States, we expect our 2006 effective tax rate to be approximately 15%. This estimated rate is subject to variations in the relative income or loss in the tax jurisdictions in which we have operations.
  DISCONTINUED OPERATIONS
     Income from discontinued operations in the first quarter of 2005 was $817,000, which is related to the IKOR product line. The IKOR product line was sold in the fourth quarter of 2005, as it was not considered critical to our core operations. No provision for income taxes is attributed to these operations due to the valuation allowances against certain deferred tax assets in the United States, as the income from our discontinued operations was earned in the United States.
Liquidity and Capital Resources
     At March 31, 2006, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $76.8 million. We also have a credit facility consisting of a $40.0 million revolving line of credit, none of which was outstanding at March 31, 2006. Any advances under this revolving line of credit will be due and payable in July 2006. We do not anticipate difficulties in negotiating the terms of a new credit facility upon the expiration of our current facility in July 2006.
     We have historically financed our operations and capital requirements through a combination of cash provided by operations, the issuance of long-term debt and common stock, bank loans, capital lease obligations and operating leases. During the first quarter of 2006, our cash, cash equivalents and marketable securities increased $17.1 million from $59.7 million at December 31, 2005, primarily due to cash generated from our operations.
     Operating activities provided cash of $14.8 million in the first quarter 2006 and $18.1 million in the first quarter of 2005. The decrease in cash generated from operations is primarily attributed to timing differences in our collection of accounts receivable and disbursements of accounts payable, due to differences in the timing of sales and purchases throughout the respective quarters.
     Investing activities used cash of $728,000 in the first quarter of 2006 and $3.4 million in the first quarter of 2005. In the first quarter of 2006, we sold equity securities for proceeds of $2.0 million, which proceeds were reinvested in marketable securities. Capital expenditures in the first quarter of 2006 were $730,000, compared to capital expenditures of $2.9 million in the first quarter of 2005. With the significant capital expenditures experienced in recent years related to our investment in our manufacturing operations as well as our information technology infrastructure, we expect to reduce our capital expenditures in 2006 to approximately $6.0 million. Our planned level of capital expenditures is subject to frequent revisions as our business experiences sudden changes. In addition, changes in foreign currency exchange rates may significantly impact our capital expenditures in a particular period.
     Cash flows from investing activities fluctuate significantly from year to year as we buy and sell marketable securities, which we convert to cash to fund strategic investments and our current operations, and as we transfer cash into marketable securities when we attain levels of cash that are greater than needed for current operations.
     Financing activities generated cash of $879,000 in the first quarter of 2006, due to the proceeds from the exercise of stock options of $1.5 million, offset by $630,000 in payments on our senior borrowings and capital lease obligations. Financing activities used cash of $1.1 million in the first quarter of 2005, due to payments on our senior borrowings and capital lease obligations of $1.2 million, partially offset by proceeds from the exercise of employee stock options of $131,000.
     We expect our cash flows from financing activities to continue to fluctuate in the future. Our payments under capital lease obligations and senior borrowings may also increase in the future if we enter into additional capital lease obligations or change the level of our bank financing. We estimate that our payments under senior borrowings for the rest of 2006 will be approximately $1.2 million. A significant portion of these obligations are held in countries other than the United States; therefore, future foreign currency fluctuations, especially between the United States dollar and the Korean won, could cause significant fluctuations in our estimated payment obligations.

     We believe that our working capital, together with cash anticipated to be generated by operations will be sufficient to satisfy our anticipated liquidity requirements for the next twelve months.
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
     We believe that the following critical accounting policies, as discussed in this Form 10-Q and/or in our Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 28, 2006, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•	Revenue recognition

•	Reserve for warranty

•	Reserve for excess and obsolete inventory

•	Stock-based compensation

•	Commitments and contingencies

•	Income taxes

•	Valuation of intangible assets

•	Long-lived assets including intangible assets subject to amortization
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes in the Company’s exposure to market risk from December 31, 2005.
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
          As of the end of the period covered by this report, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange

Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     As disclosed in greater detail in our Annual Report on Form10-K for the year ended December 31, 2005, on June 8, 2005, the Korean Customs Service issued a Pre-Taxation Notification concerning back duties and value added taxes allegedly owed on goods imported by the Company’s Korean subsidiary, Advanced Energy Industries Korea, Inc., during the five year period ended June 8, 2005. During the first quarter of 2006, we were advised that the Korean National Tax Tribunal is expected to schedule a hearing for adjudication of the matter in the third quarter of 2006.
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
     Our operating results may be adversely affected by a variety of factors, many of which are beyond our control and difficult to predict. These factors include:
•	Fluctuations in demand in the semiconductor, semiconductor capital equipment and flat panel display industries and other industries in which our customers operate;

•	Reduced sales levels that would decrease our absorption of fixed costs;

•	The timing and nature of orders placed by our customers;

•	Cost reduction programs initiated by semiconductor manufacturers and semiconductor capital equipment manufacturers that negatively impact our average selling price, including changes in our customers’ inventory management practices;

•	Customer cancellation or postponement of previously placed orders;

•	Pricing competition from our competitors;

•	Customer requests for us to reduce prices, enhance features, improve reliability, shorten delivery times and extend payment terms;

•	Unanticipated costs related to our recent transition to China manufacturing and continuing move to lower-cost Asian suppliers;

•	Component shortages or allocations or other factors that result in delays in manufacturing and sales or result in changes to our inventory levels or cause us to substantially increase our spending on inventory;

•	Warranty costs in excess of historical rates and our expectations;

•	Freight costs in excess of historical rates and our expectations;

•	Increased levels of excess and obsolete inventory, either due to market conditions, the introduction of new products by our competitors, or our decision to discontinue certain product lines;

•	Increased stock-based compensation expense recorded pursuant to the provisions of SFAS 123(R);

•	The introduction of new products by us or our competitors;

•	Changes in macroeconomic conditions;

•	Litigation, especially regarding intellectual property; and

•	Currency exchange rate fluctuations. Currently, a 10% adverse change in exchange rates would have approximately a 3% to 4% adverse impact on reported revenues and expenses.
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
     Our ten largest customers accounted for 63% of our total sales in the first quarter 2006 and 59% in the first quarter of 2005. Applied Materials, Inc., our largest customer, accounted for 30% of our sales for the three months ended March 31, 2006 and 25% of our sales for the three months ended March 31, 2005. Novellus Systems, Inc. accounted for 10% of our sales for the three months ended March 31, 2006. Ulvac, Inc., our largest customer in the flat panel display industry, accounted for 12% of our sales for the three months ended March 31, 2005. No other customer accounted for 10% or more of our sales during these periods. The loss of any of our significant customers or a material reduction in any of their purchase orders could significantly harm our business, financial condition and results of operations.
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
     Our sales to customers outside the United States were approximately 41% in the first quarter of 2006 and 49% in the first quarter of 2005. Our success in competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:
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
     Douglas S. Schatz, our Chairman of the Board, beneficially owns approximately 21% of our outstanding common stock as of May 1, 2006. The sale of a substantial amount of the shares owned by him could negatively affect the market price of our common stock. Mr. Schatz, historically, from time to time, has entered into written trading plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which plans have provided for sales of common stock if price targets and other conditions specified in the plans were met.
Our Chairman of the Board owns a significant percentage of our outstanding common stock, which could enable him to control our business and affairs.
     Douglas S. Schatz, our Chairman of the Board, beneficially owns approximately 21% of our outstanding common stock as of May 1, 2006. This stockholding gives Mr. Schatz significant voting power and influence. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to control our business affairs for the foreseeable future in a manner with which our other stockholders may not agree.

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

ADVANCED ENERGY INDUSTRIES, INC.

Dated: May 3, 2006
/s/ Mark D. Hartman Mark D. Hartman
Principal Financial and Accounting Officer

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