Form 10-Q
period 2006-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2006-08-09
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006.

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
As of August 4, 2006, there were 44,762,360 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	June 30,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$50,837	$52,874
Marketable securities	43,175	6,811
Accounts receivable, net	77,719	68,992
Inventories	59,822	56,199
Other current assets	4,170	6,773

Total current assets	235,723	191,649

PROPERTY AND EQUIPMENT, net	35,461	39,294

OTHER ASSETS:
Deposits and other	1,784	3,808
Goodwill	61,583	61,316
Other intangible assets, net	7,777	8,527
Customer service equipment, net	1,632	2,407
Deferred income tax assets, net	5,339	3,116

Total assets	$349,299	$310,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$22,283	$22,028
Accrued payroll and employee benefits	11,708	8,313
Taxes payable	5,661	5,538
Other accrued expenses	8,851	9,155
Customer deposits and deferred revenue	755	971
Senior borrowings and capital leases, current portion	1,136	2,011

Total current liabilities	50,394	48,016

LONG-TERM LIABILITIES:
Senior borrowings and capital leases, net of current portion	1,982	2,179
Other long-term liabilities	1,280	2,492

Total liabilities	53,656	52,687

Commitments and contingencies

STOCKHOLDERS’ EQUITY	295,643	257,430

Total liabilities and stockholders’ equity	$349,299	$310,117

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2006	2005

SALES	$104,571	$84,163
COST OF SALES	59,811	53,517

Gross profit	44,760	30,646

OPERATING EXPENSES:
Research and development	10,804	10,220
Selling, general and administrative	14,694	14,332
Restructuring charges	31	1,068

Total operating expenses	25,529	25,620

INCOME FROM OPERATIONS	19,231	5,026

OTHER INCOME (EXPENSE):
Interest income	703	755
Interest expense	(100)	(2,691)
Foreign currency gain	27	131
Other income, net	111	1,086

Total other income (expense), net	741	(719)

Income from continuing operations before income taxes	19,972	4,307
PROVISION FOR INCOME TAXES	(1,947)	(1,430)

INCOME FROM CONTINUING OPERATIONS	18,025	2,877

Gain on sale of discontinued assets	138	2,645
Results of discontinued operations	—	427
Provision for income taxes	—	—

INCOME FROM DISCONTINUED OPERATIONS	138	3,072

NET INCOME	$18,163	$5,949

NET INCOME PER BASIC SHARE:
Income from continuing operations	$0.40	$0.09
Income from discontinued operations	$0.00	$0.09
BASIC EARNINGS PER SHARE	$0.41	$0.18

NET INCOME PER DILUTED SHARE:
Income from continuing operations	$0.40	$0.09
Income from discontinued operations	$0.00	$0.09
DILUTED EARNINGS PER SHARE	$0.40	$0.18

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	44,704	32,797

DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,108	33,094
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2006	2005
SALES	$198,521	$166,339
COST OF SALES	115,211	108,371

Gross profit	83,310	57,968

OPERATING EXPENSES:
Research and development	21,263	20,475
Selling, general and administrative	29,576	27,604
Restructuring charges	60	2,330

Total operating expenses	50,899	50,409

INCOME FROM OPERATIONS	32,411	7,559

OTHER INCOME (EXPENSE):
Interest income	1,049	1,396
Interest expense	(199)	(5,481)
Foreign currency gain	179	214
Other income, net	1,545	1,065

Total other income (expense), net	2,574	(2,806)

Income from continuing operations before income taxes	34,985	4,753
PROVISION FOR INCOME TAXES	(4,199)	(1,959)

INCOME FROM CONTINUING OPERATIONS	30,786	2,794

Gain on sale of discontinued assets	138	2,645
Results of discontinued operations	—	1,244
Provision for income taxes	—	—

INCOME FROM DISCONTINUED OPERATIONS	138	3,889

NET INCOME	$30,924	$6,683

NET INCOME PER BASIC SHARE:
Income from continuing operations	$0.69	$0.09
Income from discontinued operations	$0.00	$0.12
BASIC EARNINGS PER SHARE	$0.69	$0.20

NET INCOME PER DILUTED SHARE:
Income from continuing operations	$0.68	$0.08
Income from discontinued operations	$0.00	$0.12
DILUTED EARNINGS PER SHARE	$0.69	$0.20

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	44,638	32,776

DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,098	32,986
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,924	$6,683
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	8,078	8,725
Amortization of deferred debt issuance costs	—	550
Stock-based compensation	1,413	139
Provision for deferred income taxes	465	815
Loss on disposal of property and equipment	153	653
Gain on sale of discontinued assets	(138)	(2,645)
Gain on sale of marketable securities	(1,670)	(1,099)
Changes in operating assets and liabilities —
Accounts receivable, net	(8,306)	2,238
Inventories	(3,089)	12,705
Other current assets	2,354	2,948
Trade accounts payable	67	4,260
Other current liabilities and accrued expenses	2,656	(1,409)
Income taxes payable/receivable, net	94	(248)
Non-current assets	8	(1,654)
Non-current liabilities	(1,212)	(238)

Net cash provided by operating activities	31,797	32,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(36,420)	(994)
Proceeds from sale of equity securities	1,992	2,360
Proceeds from sale of assets	539	3,685
Purchase of property and equipment	(1,860)	(5,075)

Net cash used in investing activities	(35,749)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior borrowings and capital lease obligations	(1,197)	(2,099)
Proceeds from common stock transactions	2,409	436

Net cash provided by (used in) financing activities	1,212	(1,663)

EFFECT OF CURRENCY TRANSLATION ON CASH	703	(1,924)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,037)	28,812
CASH AND CASH EQUIVALENTS, beginning of period	52,874	38,404

CASH AND CASH EQUIVALENTS, end of period	$50,837	$67,216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$199	$4,931
Cash paid for income taxes, net	$4,352	$1,596
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments, consisting of normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at June 30, 2006 and December 31, 2005, and the results of their operations for the three- and six-month periods ended June 30, 2006 and 2005, and cash flows for the six-month periods ended June 30, 2006 and 2005.
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
     ESTIMATES AND ASSUMPTIONS — The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that effect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, determining useful lives for depreciation and amortization, assessing the need for impairment charges, establishing warranty reserves, establishing the fair value and forfeiture rate of stock-based compensation, accounting for income taxes, and assessing excess and obsolete inventory and various others items. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
     NEW ACCOUNTING PRONOUNCEMENTS — In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The provisions of FIN No. 48 are effective as of the beginning of the Company’s fiscal year beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.

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
     STOCK-BASED COMPENSATION — On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) to account for its stock plans and employee stock purchase plan, which requires the recognition of the fair value of stock-based compensation in the statement of operations. The fair value of stock options and purchase rights pursuant the employee stock purchase plan is estimated using the Black-Scholes valuation model. This model requires the input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of restricted stock units is determined based upon the Company’s closing stock price on the grant date. The fair value of stock-based awards is amortized over the requisite service period, typically the vesting period, of the award on a straight-line basis. See Note 2, Stock-Based Compensation, for discussion of the impact of adoption and additional disclosures.
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
     The Company recorded warranty charges of $3.4 million in the three months ended June 30, 2006 and $2.9 million in three months ended June 30, 2005. The Company recorded warranty charges of $6.0 million in the six months ended June 30, 2006 and $5.9 million in the six months ended June 30, 2005.

     Included within the warranty charges is amortization of customer service equipment, which is manufactured product that is utilized as replacement and loaner equipment to existing customers, of $289,000 in the three months ended June 30, 2006 and $503,000 in the three months ended June 30, 2005. Amortization of customer service equipment charged to warranty was $667,000 in the six months ended June 30, 2006 and $999,000 in the six months ended June 30, 2005.
     The following table summarizes the activity in the Company’s warranty reserve during the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Balance at beginning of period	$6,000	$6,681	$6,313	$6,791
Provisions	3,069	2,384	5,324	4,898
Usages	(2,626)	(2,184)	(5,194)	(4,808)

Balance at end of period	$6,443	$6,881	$6,443	$6,881

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
     COMMITMENTS AND CONTINGENCIES — From time to time, the Company is involved in disputes and legal actions arising in the normal course of its business. The Company accrues loss contingencies in connection with its commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.
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
(2) STOCK-BASED COMPENSATION
Implementation of SFAS No. 123(R)
     Prior to January 1, 2006, the Company accounted for its stock plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. APB Opinion No. 25 required the use of the intrinsic value method, which measured compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. As the stock options granted under these plans typically had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost related to stock options was reflected in the Company’s results of operations. The Company began to grant restricted stock units (“RSUs”) in the first quarter of 2005, for which the related compensation expense is recorded over the requisite service period.
     In December 2004, the FASB reissued Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as SFAS No. 123(R), “Share Based Compensation.” This statement replaces SFAS No. 123, amends SFAS No. 95, “Statement of Cash Flows”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all share-based awards granted, and to awards modified, repurchased or cancelled after the required effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, adjusted for expected forfeitures. Additionally, SFAS No. 123(R) requires entities to record compensation expense for employee stock purchase plans that may not have been considered compensatory under the previous rules. It also requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required.
     The Company adopted SFAS No. 123(R) as of January 1, 2006 (the “adoption date”) using the modified prospective transition method. Under the modified prospective transition method, stock-based compensation expense recognized in the Company’s statement of operations in the three- and six- months ended June 30, 2006 includes: (a) stock options and RSUs granted prior to, but not fully vested as of the adoption date, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) stock options and RSUs granted subsequent to the adoption date, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), (c) purchase rights granted under the employee stock purchase plan (the “ESPP”) with the offering period beginning prior to, but not yet vested as of the adoption date, based on the fair value estimated in accordance with the original provisions of SFAS 123, and (d) purchase rights granted under the ESPP subsequent to the adoption date, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized on a straight-line basis over the awards’ requisite service period, typically the vesting period. Under the modified prospective transition method, results for prior periods are not restated.
     The Company recognized stock-based compensation expense of $634,000 in the three months ended June 30, 2006 and $1.4 million in the six months ended June 30, 2006, compared to $83,000 in the three months ended June 30, 2005 and $139,000 in the six months ended June 30, 2005. Included in these amounts are expenses related to RSUs of $208,000 in the three months ended June 30, 2006 and $346,000 in the six months ended June 30, 2006, and $83,000 in the three months ended June 30, 2005 and $139,000 in the six months ended June 30, 2005, which were included in the Company’s condensed consolidated statements of operations under the provisions of APB Opinion No. 25. The expense related to RSUs is therefore excluded from the impact of the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended June 30, 2006 were reduced by $426,000 and by $1.1 million for the six months ended June 30, 2006. No income tax benefit has been recognized in the condensed consolidated statement of operations related to stock-based compensation expense, due to the Company fully reserving against the related deferred tax assets. The implementation of SFAS No. 123(R) reduced basic and diluted earnings per share by $0.01 for the three months ended June 30, 2006 and $0.02 for the six months ended June 30, 2006. The implementation of SFAS No. 123(R) did not have a significant impact on cash flows during the three- and six-months ended June 30, 2006.
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

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2005	June 30, 2005
Net income:
As reported	$5,949	$6,683

Adjustment for stock-based compensation determined under fair value-based method for all awards (a), (b)	(2,056)	(3,990)
Adjustment for compensation expense recognized in net income (a)	83	139

As adjusted	$3,976	$2,832

Basic earnings per share:
As reported	$0.18	$0.20
As adjusted	$0.12	$0.09
Diluted earnings per share:
As reported	$0.18	$0.20
As adjusted	$0.12	$0.09

(a)	Compensation expense in 2005 is presented prior to income tax effects due to the Company fully reserving against the related deferred tax assets.

(b)	Cumulative compensation cost recognized with respect to options that are forfeited prior to vesting is reflected as a reduction of compensation expense in the period of forfeiture. Compensation expense related to awards granted under the Company’s employee stock purchase plan is estimated until the period in which settlement occurs, as the number of shares of common stock awarded and the purchase price are not known until settlement.
     For pro forma purposes, the fair value of each option grant and purchase right granted under the ESPP were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
OPTIONS:
Risk-free interest rates	3.9%	3.5%
Expected dividend yield rates	0.0%	0.0%
Expected lives	4.9 years	3.1 years
Expected volatility	79.1%	72.2%

ESPP:
Risk-free interest rates	2.6%	2.5%
Expected dividend yield rates	0.0%	0.0%
Expected lives	0.5 years	0.5 years
Expected volatility	61.4%	61.9%
Stock Plans and ESPP
     As of June 30, 2006, the Company had three active stock plans; the 2003 Stock Option Plan, the 2003 Non-Employee Directors’ Stock Option Plan and the ESPP, which are described below.
Stock Options and RSUs
     The 2003 Stock Option Plan (the “2003 Plan”), a shareholder-approved plan, is a broad-based plan for employees and consultants of the Company. The 2003 Plan provides for the issuance of up to 3,250,000 shares of common stock. The exercise price of incentive stock options and non-qualified stock options may not be less than the market value of the Company’s common stock on the date of grant. The administrator of the plan has the discretion to determine the vesting period of options granted under the 2003 Plan; however option and RSU grants will generally vest over four years, contingent upon the recipient continuing to be an employee, director or consultant of the Company. Options granted under the 2003 plan generally are exercisable for ten years from the date of grant. As of June 30, 2006, approximately 1.2 million shares of common stock were available for grant under the 2003 Plan.
     The 2003 Non-Employee Directors’ Stock Option Plan (the “2003 Directors’ Plan”), a shareholder-approved plan, provides for the issuance of up to 250,000 shares of common stock. The exercise price of options granted under the 2003 Directors’ Plan may not be less than the market value of the Company’s common stock on the date of grant. On May 24, 2006, the stockholders of the Company approved an amendment of the 2003 Directors’ Plan, which enables different forms of equity awards to be granted under the 2003 Directors’ Plan. Pursuant to the Company’s current non-employee director compensation structure, non-employee directors are granted 5,000 RSUs on the date first elected or appointed as a member of the Company’s board, and 2,000 RSUs on any date re-elected as a member of the board. Such RSU grants vest over four years, contingent upon the recipient continuing to be a director of the Company. On July 24, 2006, the Company’s independent compensation consultant presented to the Board of Directors the consultant’s report on, among other things, non-employee director compensation. Based on the data contained in such report, it was determined to revise the equity component of the non-employee director compensation structure to increase the number of restricted stock units to be granted to non-employee directors upon initial election or appointment to the board and upon re-election. It was also determined to make a one-time grant of restricted stock units to each of the incumbent non-employee directors who is re-elected at the next Annual Meeting of Stockholders, which will likely be held in May 2007. The Company intends to implement these revisions to the non-employee director compensation structure by amending the 2003 Directors’ Plan, subject to shareholder approval at the 2007 Annual Meeting of Stockholders. As of June 30, 2006, 105,000 shares of common stock were available for grant under the 2003 Directors’ Plan.
     A summary of the status of the Company’s stock options as of June 30, 2006 and changes during the six months then ended are presented below:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(In thousands, except exercise prices and contractual terms)	Shares	Price	Term (years)	Value
Stock options:
Employees —
Options outstanding at December 31, 2005	3,183	$19.22
Options granted	310	16.01
Options exercised	(221)	9.95
Options terminated	(335)	24.00

Options outstanding at June 30, 2006	2,937	19.01	6.9	$4,290

Options exercisable at June 30, 2006	2,137	21.74	6.2	$2,202
Weighted-average fair value of options granted during the period	$9.81

Non-employee directors —
Options outstanding at December 31, 2005	183	$14.58
Options granted	—	—
Options exercised	(5)	6.75
Options terminated	—	—

Options outstanding at June 30, 2006	178	14.80	6.8	$309

Options exercisable at June 30, 2006	153	15.46	6.5	$262
Weighted-average fair value of options granted during the period	—

     The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $592,000 and $1.3 million, respectively, and was $127,000 and $143,000 for the three and six months ended June 30, 2005, respectively, determined as of the exercise date. As of June 30, 2006, there was $4.0 million of total unrecognized compensation cost related to stock options granted and outstanding, which cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.8 years. Cash received from stock option exercises was $725,000 during the three months ended June 30, 2006 and was $2.2 million for the six months ended June 30, 2006.
     For SFAS No. 123(R) purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Risk-free interest rates	4.9%	4.6%
Expected dividend yield rates	0.0%	0.0%
Expected lives	5.5 years	5.5 years
Expected volatility	65.4%	65.6%
     The computation of the expected volatility assumption for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews historical exercise behavior of option grants with similar vesting periods and post-vesting termination behavior.
     A summary of the status of the Company’s non-vested RSUs as of June 30, 2006, and changes during the six months then ended are presented below:

		Weighted-
		average
		Grant-date
(In thousands, except fair values)	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2005	235	$7.72
RSUs granted	176	15.40
RSUs vested	(18)	7.18
RSUs forfeited	(14)	9.42

Non-vested RSUs outstanding at June 30, 2006	379	11.25

     The fair value of the Company’s RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date. As of June 30, 2006, there was $3.1 million of total unrecognized compensation cost related to non-vested RSUs granted, which cost is expected to be recognized over a weighted average period of 3.1 years. During the three and six months ended June 30, 2006, the total fair value of RSUs which vested was $3,000 and $295,000, respectively, based upon the closing fair market value of the Company’s common stock on the date the underlying common stock was released to the recipient.
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

The purchase price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value on the commencement date of each offering period or the relevant purchase date. Each plan period is six months. At June 30, 2006, approximately 130,000 shares remained available for future issuance under the ESPP.
     Purchase rights granted under the ESPP are valued using the Black-Scholes model. Prior to the adoption of SFAS No. 123(R), the Company used historical volatility in deriving its expected volatility assumption; however, the Company has determined that implied volatility provides a more accurate reflection of market conditions and is a better indicator of expected volatility than historical volatility for the six month plan period. As of June 30, 2006, there was $49,000 of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of five months.
     For pro forma purposes, the fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
ESPP:
Risk-free interest rates	4.6%	4.4%
Expected dividend yield rates	0.0%	0.0%
Expected lives	0.5 years	0.5 years
Expected volatility	47.1%	47.1%
(3) INCOME TAXES
     As of June 30, 2006, the Company had a gross federal net operating loss carryforward of approximately $66.5 million, of which approximately $12.0 million is subject to further limitations under the United States consolidated tax rules, an alternative minimum tax credit carryforward of approximately $2.5 million, and research and development credit carryforwards of approximately $4.0 million, each of which may be available to offset future federal income tax liabilities. The federal net operating loss and research and development credit carryforwards expire at various dates through December 31, 2024, and the alternative minimum tax credit carryforward has no expiration date. The Company is unable to provide a tax benefit from its net operating loss carryforward because it has not demonstrated sustained profitability in the United States. Approximately $2.8 million of the valuation allowance relates to the benefit from stock-based compensation expense; any reversal of such valuation allowances will be reflected as a component of stockholders’ equity. Approximately $3.5 million of the valuation allowance relates to deferred tax assets obtained through acquisitions; any reversal of such valuation allowance allowances will be reflected as a reduction of goodwill. In addition, as of June 30, 2006, the Company had a gross foreign net operating loss carryforward of $612,000, which may be available to offset future foreign income tax liabilities and expires at various dates through December 31, 2011.
     The income tax provision on income from continuing operations before income taxes was $1.9 million for the second quarter of 2006 and represents an effective tax rate of 10%, and the income tax provision on income from continuing operations before income taxes was $1.4 million for the second quarter of 2005 and represents an effective rate of 33%. The income tax provision on income from continuing operations before income taxes was $4.2 million for the six months ended June 30, 2006 and represents an effective tax rate of 12%, and the income tax provision on income from continuing operations before income taxes was $2.0 million for the six months ended June 30, 2005 and represents an effective rate of 41%.The change in the effective tax rate from the 2005 periods to the 2006 periods is due to the change in the mix of taxable income earned by jurisdiction. In the 2005 periods, losses were realized in the United States which receive no corresponding tax benefit due to valuation allowances, compared to income being generated in the United States in the 2006 periods, which receive no corresponding tax provision due to the fully valued net operating loss carryforwards that are being utilized.
(4) DISPOSITIONS AND DISCONTINUED OPERATIONS
     On June 24, 2005, the Company made a strategic decision to sell the assets of its EMCO product line to an unrelated third party for net cash proceeds of $3.7 million, with an additional $500,000 held in escrow, as this product line was not critical to the Company’s core operations. The Company recognized a gain on the sale of $2.6 million, which is recorded in discontinued operations in the statement of operations. Because the EMCO product line had not represented a significant portion of the Company’s operations, with revenues representing from 1.4% to 3.5% of quarterly consolidated sales from 2003 through its sale on June 24, 2005, and represented an insignificant portion of the Company’s operating results for all periods presented, the results of operations have not been reclassified to income from discontinued operations.
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

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2005	June 30, 2005
Sales	$3,223	$7,187
Cost of sales	1,821	4,032
Operating expenses	975	1,911
(5) MARKETABLE SECURITIES
     Marketable securities consisted of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Commercial paper	$24,438	$4,639
Municipal bonds and notes	18,128	1,901
Institutional money markets	609	271

Total marketable securities	$43,175	$6,811

     These marketable securities are classified as available-for-sale and are stated at period end market value. The commercial paper consists of high credit quality, short-term preferreds with maturities or reset dates of approximately 120 days.
(6) ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Trade accounts receivable, gross	$75,165	$65,545
Allowance for doubtful accounts	(697)	(645)

Trade accounts receivable, net	74,468	64,900
Other	3,251	4,092

Total accounts receivable, net	$77,719	$68,992

(7) INVENTORIES
     Inventories consisted of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Parts and raw materials	$44,246	$42,090
Work in process	4,545	3,982
Finished goods	11,031	10,127

Total inventories	$59,822	$56,199

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of cost or market, computed on a first-in, first-out basis and are presented net of reserves for excess and obsolete inventory.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and amortizable intangible assets consisted of the following as of June 30, 2006:

		Cumulative Effect
	Gross Carrying	of Changes in	Accumulated		Weighted-Average
	Amount	Exchange Rates	Amortization	Net Carrying Amount	Useful Life (Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$6,600	$1,429	$(6,525)	$1,504	6
Trademarks and other	8,500	1,715	(3,942)	6,273	17

Total amortizable intangible assets	15,100	3,144	(10,467)	7,777	12

Goodwill	52,745	8,838	—	61,583

Total goodwill and amortizable intangible assets	$67,845	$11,982	$(10,467)	$69,360

     Goodwill and amortizable intangible assets consisted of the following as of December 31, 2005:

		Cumulative Effect
	Gross Carrying	of Changes in	Accumulated		Weighted-Average
	Amount	Exchange Rates	Amortization	Net Carrying Amount	Useful Life (Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,000	$1,354	$(6,322)	$2,032	5
Trademarks and other	8,500	1,613	(3,618)	6,495	17

Total amortizable intangible assets	15,500	2,967	(9,940)	8,527	12

Goodwill	53,589	7,727	—	61,316

Total goodwill and amortizable intangible assets	$69,089	$10,694	$(9,940)	$69,843

     When recording acquisitions, the Company has recorded income tax valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. For the six months ended June 30, 2006, due to the utilization of these net operating losses, approximately $844,000 of the valuation allowances established in purchase accounting were reversed, with a corresponding reduction in goodwill.

     Aggregate amortization expense related to amortizable intangible assets for the second quarter of 2006 was $453,000 and for the second quarter of 2005 was $518,000. Aggregate amortization expense related to amortizable intangible assets for the six months ended June 30, 2006 was $930,000 and for the six months ended June 30, 2005 was $1.1 million. Estimated amortization expense related to the Company’s acquired intangibles fluctuates with changes in foreign currency exchange rates between the United States dollar and the Japanese yen and the euro. Estimated amortization expense related to amortizable intangibles for each of the five years 2006 through 2010 is as follows:

Estimated
Amortization
Expense
(In thousands)
2006	$1,665
2007	960
2008	750
2009	477
2010	386
(9) STOCKHOLDERS’ EQUITY
     Stockholders’ equity consisted of the following:

	June 30,	December 31,
(In thousands, except par value)	2006	2005

Common stock, $0.001 par value, 70,000 shares authorized, 44,759 and 44,500 shares issued and outstanding, respectively	$45	$45
Additional paid-in capital	256,207	253,675
Retained earnings	30,946	22
Deferred compensation	—	(1,290)
Unrealized holding gains on available-for-sale securities, net of tax	378	1,328
Cumulative translation adjustments	8,067	3,650

Total stockholders’ equity	$295,643	$257,430

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
(10) COMPREHENSIVE INCOME
     Comprehensive income for the Company consists of net income, foreign currency translation adjustments and net unrealized holding gains on available-for-sale marketable securities as presented below (In thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income, as reported	$18,163	$5,949	$30,924	$6,683
Adjustment to arrive at comprehensive income, net of taxes:
Unrealized holding (loss) gain on available-for-sale marketable securities	(45)	(23)	14	(41)
Reclassification adjustment for amounts included in net income related to sales of securities	—	(882)	(964)	(490)

Cumulative translation adjustments	2,001	(2,632)	4,417	(5,570)

Comprehensive income	$20,119	$2,412	$34,391	$582

(11) COMMITMENTS AND CONTINGENCIES
     From time to time, the Company is involved in disputes and legal actions arising in the normal course of its business. Historically, the Company’s most significant legal actions have involved the application of patent law to complex technologies and intellectual property. The determination of whether such technologies infringe upon the Company’s or others’ patents is highly subjective. This high level of subjectivity introduces substantial additional risk with regard to the outcome of the Company’s disputes and legal actions related to intellectual property. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company’s inability to ship products or components found to have violated third-party patent rights. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss will occur and the amount of the loss can be reasonably estimated.
     On June 8, 2005, the Korean Customs Service (“KCS”) issued a Pre-Taxation Notification concerning back duties and value added taxes allegedly owed on goods imported by the Company’s Korean subsidiary, Advanced Energy Industries Korea, Inc., during the five year period ended June 8, 2005. On June 27, 2005, the Company protested the notifications on the grounds that the assessment was unwarranted and based on a misapplication of international tariff rules. On September 9, 2005, the KCS rejected the protest brought by the Company. Beginning on September 19, 2005, the KCS issued a series of taxation notices for duties and penalties owed of approximately $2.2 million. In order to appeal the assessment to the Korean National Tax Tribunal, an independent review board of the Korean Ministry of Finance and Economy, the Company paid the taxation notices. The Company filed its appeals of the assessments in December 2005, and the KCS filed a response in opposition to its appeal. The Company anticipates that the Korean National Tax Tribunal will schedule a hearing for adjudication of the matter in the third quarter of 2006. Although the Company has paid the taxation notices in order to appeal the assessment, the Company does not believe such amounts represent a probable expense and therefore has not accrued an expense for such in the condensed consolidated statement of operations, rather the amount paid has been recorded within other current assets in the condensed consolidated balance sheet.
(12) EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable, stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive. As of June 30, 2006, stock options and restricted stock units totaling approximately 3.5 million were outstanding, and as of June 30, 2005, 4.1 million were outstanding. Not included in the computation of diluted earnings per share are 2.2 million and 2.8 million stock options and restricted stock units for the three months ended June 30, 2006 and 2005, respectively, and 2.1 million and 3.0 million for the six month periods ended June 30, 2006 and 2005, respectively, due to the anti-dilutive effect of these shares. Potential shares of common stock issuable upon conversion of the Company’s convertible subordinated notes payable were 5.4 million at June 30, 2005; however, the effect of potential conversion of the Company’s convertible subordinated notes payable was not included in this computation because to do so would be anti-dilutive.

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Earnings per common share
Net income	$18,163	$5,949	$30,924	$6,683

Weighted average common shares outstanding	44,704	32,797	44,638	32,776

Earnings per common share	$0.41	$0.18	$0.69	$0.20

Earnings per common share—assuming dilution
Net income	$18,163	$5,949	$30,924	$6,683

Weighted average common shares outstanding	44,704	32,797	44,638	32,776
Effect of dilutive securities:
Stock options and restricted stock units	404	297	460	210

Adjusted weighted average common shares outstanding	45,108	33,094	45,098	32,986

Earnings per common share—assuming dilution	$0.40	$0.18	$0.69	$0.20

(13) FOREIGN OPERATIONS AND MAJOR CUSTOMERS
     The Company has operations in the United States, Asia Pacific and Europe. The following is a summary of the Company’s operations by region:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2006	2005	2006	2005
Sales (1):
Originated and sold in the United States	$61,088	$44,343	$116,465	$86,550
Originated in United States and sold outside the United States	5,865	4,735	10,209	9,098
Originated in Asia Pacific and sold outside the United States	30,923	28,679	58,881	57,099
Originated in Asia Pacific and sold in the United States	5	—	27	—
Originated in Europe and sold outside the United States	6,690	6,406	12,939	13,592
	$104,571	$84,163	$198,521	$166,339

Income (loss) from operations:
United States	$13,359	$(1,000)	$25,138	$(3,932)
Asia Pacific	4,783	5,161	6,259	10,353
Europe	1,088	(30)	1,840	173
Intercompany eliminations	1	895	(826)	965

	$19,231	$5,026	$32,411	$7,559

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.

	June 30,	December 31,
(In thousands)	2006	2005
Identifiable assets:
United States	$16,506	$19,813
Asia Pacific	19,744	21,144
Europe	1,505	1,667

	$37,755	$42,624

     Intercompany sales among the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.
     Applied Materials, Inc. is the Company’s largest customer and accounted for 32% of the Company’s sales for the three months ended June 30, 2006, 31% for the six months ended June 30, 2006, and 24% for the three and six months ended June 30, 2005. Ulvac, Inc. accounted for 10% of the Company’s sales for the three months ended June 30, 2006 and for the six months ended June 30, 2005. No other customer accounted for 10% or more of the Company’s sales during these periods.
(14) SUBSEQUENT EVENT
     Effective July 6, 2006, the Company entered into an amendment to its line of credit agreement, decreasing the revolving line of credit to $25 million, extending the maturity date to July 2007, releasing the collateral so that the revolving line of credit will be unsecured and amending other terms, including terms related to non-usage fees and financial covenants. No amount is currently outstanding under the line of credit. Any advances under the line of credit will bear interest at the prime rate (8.25% at August 4, 2006) minus 1%. If the Company were to draw on this line of credit, it would be subject to covenants that provide certain restrictions related to working capital, net worth, acquisitions and payment and declaration of dividends.

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
   OVERVIEW
     We design, manufacture and support complex power conversion and control systems and gas flow control devices used in plasma-based thin-film processing equipment which is essential to the manufacture of products, including the following:
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
     We provide solutions to a diverse range of markets and geographic regions. However, we are focused on the semiconductor capital equipment industry, which accounted for 70% of our sales in the three- and six-month periods ended June 30, 2006 and 65% in the three- and six-month periods ended June 30, 2005. We expect future sales to the semiconductor capital equipment industry to continue to represent a significant portion of our total sales, depending upon the strength or weakness of industry cycles.
     Our results of operations for the three- and six- month periods ended June 30, 2006 show marked improvement over the comparable periods in 2005. We attribute our improved results to the increased demand in the semiconductor industry as well as the completed transition of our high-volume manufacturing to our Shenzhen, China facility and the continued transition to lower-cost Asian suppliers. The elimination of the duplicative costs incurred throughout the transition, the benefit of reduced manufacturing costs in China, and the reduced costs experienced through increased purchasing from Asian suppliers have positively contributed to our results of operations in the 2006 periods compared to the 2005 periods.

     Sales in the second quarter of 2006 were $104.6 million, a 24% increase over second quarter 2005 sales of $84.2 million. In the second quarter of 2006, we generated net income from continuing operations of $18.0 million, or 17% of sales, compared to the second quarter of 2005, when we generated net income from continuing operations of $2.9 million, or 3% of sales. Gross margin increased to 42.8% in the second quarter of 2006 from 36.4% in the second quarter of 2005. In the second quarter of 2006, we generated $0.40 per diluted share compared to $0.18 in the second quarter of 2005.
     In the six month period ended June 30, 2006 sales were $198.5 million, 19% higher than sales of $166.3 million in the six month period ended June 30, 2005. In the six month period ended June 30, 2006, we generated net income from continuing operations of $30.8 million, or 16% of sales; compared to net income from continuing operations of $2.8 million, or 2% of sales. Gross margin increased to 42.0% in the six months ended June 30, 2006 from 34.8% in the six months ended June 30, 2005. Net income from discontinued operations was $138,000 in the six months ended June 30, 2006 and $3.9 million in the six months ended June 30, 2005. We generated $0.69 per diluted share in the six months ended June 30, 2006, compared to $0.20 in the six months ended June 30, 2005.
Results of Operations
   SALES
     The following tables summarize our unaudited net sales and percentages of net sales by customer type for the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Semiconductor capital equipment	$72,855	$54,910	$138,907	$107,612
Flat panel display	11,772	8,848	20,426	20,056
Data storage	4,672	4,972	9,635	9,152
Advanced product applications	15,272	15,433	29,553	29,519

	$104,571	$84,163	$198,521	$166,339

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Semiconductor capital equipment	70%	65%	70%	65%
Flat panel display	11	11	10	12
Data storage	4	6	5	6
Advanced product applications	15	18	15	18

	100%	100%	100%	100%

     The following tables summarize our unaudited net sales and percentages of net sales by geographic region for the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Sales (1):
United States	$61,093	$44,343	$116,492	$86,550
Asia Pacific	34,504	31,086	65,328	61,513
Europe	8,878	8,543	16,517	17,615
Rest of world	96	191	184	661

	$104,571	$84,163	$198,521	$166,339

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	58%	53%	59%	52%
Asia Pacific	33	37	33	37
Europe	8	10	8	11
Rest of world	—	—	—	—

	100%	100%	100%	100%

     Sales were $104.6 million in the second quarter of 2006, an increase of 24% over sales of $84.2 million in the second quarter of 2005, due primarily to increased demand in both the semiconductor capital equipment market and the flat panel display market. Sales were $198.5 million in the six months ended June 30, 2006, an increase of 19% over sales of $166.3 million in the six months ended June 30, 2005, due primarily to the increased demand experienced in the semiconductor capital equipment market.
     The semiconductor capital equipment market is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry increased by approximately 33% compared to the second quarter of 2005 and by 29% compared to the six months ended June 30, 2005, primarily driven by the increased demand that our semiconductor and semiconductor capital equipment customers have experienced since the second half of the fourth quarter of 2005. Sales to our largest semiconductor capital equipment customers represented the majority of the increased sales volume achieved during the 2006 periods compared to the 2005 periods. Applied Materials, Inc., our largest customer accounted for 32% of our sales for the three months ended June 30, 2006, 31% for the six months ended June 30, 2006, and 24% for the three and six months ended June 30, 2005.
     The flat panel display industry is also highly cyclical. Our sales to this market were 33% higher in the second quarter of 2006 compared to the second quarter of 2005. Sales to our largest flat panel display customers represented the majority of the increased sales dollars. Despite the significant variations in demand experienced throughout the first and second quarters of 2005 and 2006, sales to flat panel display were fairly flat for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005. Sales to our largest customers in this market were also relatively flat in the comparable six-month periods. Ulvac, Inc. accounted for 10% of our sales for the three months ended June 30, 2006 and for the six months ended June 30, 2005.
     Our sales in the data storage and advanced product application markets remained constant for the three- and six-month periods ended June 30, 2006 and 2005.

    GROSS PROFIT
     Our gross profit was $44.8 million, or 42.8% of sales, in the second quarter of 2006 compared to $30.6 million, or 36.4% of sales, in the second quarter of 2005. Our gross profit was $83.3 million, or 42.0% of sales, in the six-month period ended June 30, 2006 compared to $58.0 million, or 34.8% of sales, in the six-month period ended June 30, 2005. The improvement in our gross margin is primarily attributed to increased volume of production from our China manufacturing facility, as well as lower worldwide logistics costs, increased utilization of local Asian suppliers, design-led cost reductions and the increase in sales.
     Our gross margin in the 2005 periods was adversely affected principally by 1) the lower sales base which resulted in lower absorption of our fixed costs, and 2) our duplicate management, procurement and engineering teams, as well as facilities costs while we were transitioning to our China manufacturing facility.
    RESEARCH AND DEVELOPMENT EXPENSES
     The market for our products is characterized by ongoing technological changes. We believe that continued and timely development of new highly differentiated products and enhancements to existing products to support OEM requirements is necessary for us to maintain a competitive position in the markets we serve. Accordingly, we devote a significant portion of our personnel and financial resources to research and development projects and seek to maintain close relationships with our customers and other industry leaders in order to remain responsive to their product requirements. We believe that the continued investment in research and development and ongoing development of new products are essential to the expansion of our markets, and expect to continue to make significant investments in research and development activities. Since our inception, all of our research and development costs have been expensed as incurred.
     Our research and development expenses were $10.8 million, or 10.3% of sales, in the second quarter of 2006 and $10.2 million, or 12.1% of sales, in the second quarter of 2005. Our research and development expenses were $21.3 million, or 10.7% of sales, in the six-month period ended June 30, 2006 and $20.5 million, or 12.3% of sales, in the six-month period ended June 30, 2005. The increases in dollar terms from the 2005 periods to the 2006 periods were due primarily to increased variable compensation expense and stock-based compensation expenses, offset by the prioritization of our research and development projects and increased scrutiny of our costs.
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
     Selling, general and administrative (“SG&A”) expenses were $14.7 million, or 14.1% of sales, for the second quarter of 2006 and $14.3 million, or 17.0% of sales, for the second quarter of 2005. Our SG&A expenses were $29.6 million, or 14.9% of sales, in the six-month period ended June 30, 2006 and $27.6 million, or 16.6% of sales, in the six-month period ended June 30, 2005. The increases in dollar terms from the 2005 periods to the 2006 periods were due primarily to increased variable compensation expense, increased commissions and stock-based compensation expense, offset in part by improved spending control efforts.

    RESTRUCTURING CHARGES
     Our restructuring charges throughout 2005 were incurred primarily in conjunction with the transition of our high-volume manufacturing to Shenzhen, China, which was substantially complete as of September 30, 2005. We originally estimated that upon completion of the transfer of high-volume manufacturing to China, we would save approximately $10.0 million to $12.0 million annually in labor and related costs, compared to what the costs would have been prior to the transition at similar production volumes. The expected savings were anticipated to be approximately $7.0 million in cost of sales, approximately $2.0 million in SG&A and approximately $2.0 million in research and development. Estimated savings realized in the three- and six-month periods ended June 30, 2006 are in line with our projected savings.
     Related to this manufacturing transition, we recorded restructuring charges in the first quarter of 2005 of $1.3 million, consisting primarily of employee severance and termination costs associated with the reduction of 212 employees at our Fort Collins facility and seven employees in our European operations. In the second quarter of 2005, we recorded $1.1 million of restructuring charges, of which $475,000 related to the reduction of three employees in our Japanese and German operations, and $589,000 related to the impairment of facilities-related assets in the United States. No employee-related restructuring charges were recorded in the six months ended June 30, 2006.
     The remaining facility closing liability is expected to be paid over the remaining lease term expiring at the end of 2006 and is reflected net of expected sublease income of $14,000.
    OTHER INCOME (EXPENSE)
     Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.
     Interest income was approximately $703,000 in the second quarter of 2006, $755,000 in the second quarter of 2005, $1.0 million in the six months ended June 30, 2006, and $1.4 million in the six months ended June 30, 2005. The decrease in interest income from the 2005 periods to the 2006 periods primarily reflects the decrease in the average invested funds due to the use of cash to repay of our convertible subordinated notes in the third quarter of 2005, partially offset by higher interest rates.
     Interest expense consisted principally of interest on borrowings under capital lease facilities and senior debt in the three- and six-month periods ended June 30, 2006, and interest on our convertible subordinated notes and amortization of our deferred debt issuance costs in the three- and six-month periods ended June 30, 2005. Interest expense was $100,000 in the second quarter of 2006, $2.7 million in the second quarter of 2005, $199,000 in the six-month period ended June 30, 2006, and $5.5 million in the six-month period ended June 30, 2005. The significant decreases from the 2005 periods to the 2006 periods are primarily due to the repayment of our convertible subordinated notes in the third quarter of 2005.
     Net other income (expense) consists principally of miscellaneous gains and losses, including gains and losses on the sale of investments and impairments of investments. Net other income was $111,000 for the second quarter of 2006, $1.1 million for the second quarter of 2005, consisting primarily of the gain on sale of equity securities. For the six months ended June 30, 2006 net other income was $1.5 million and was $1.1 million for the six months ended June 30, 2005, primarily due to gains on the sale of equity securities.

    PROVISION FOR INCOME TAXES
     The income tax provision was positively impacted by the change in mix of taxable income earned by jurisdiction from 2005 to 2006, which lowered our effective tax rate. The income tax provision for the second quarter of 2006 was $1.9 million which represented an effective tax rate of 10%, compared to the income tax provision for the second quarter of 2005 of $1.4 million which represented an effective tax rate of 33%. For the six months ended June 30, 2006 the income tax provision was $4.2 million which represented an effective tax rate of 12%, compared to the income tax provision for the six months ended June 30, 2005 of $2.0 million which represented an effective tax rate of 41%.
     In the 2005 periods, losses were realized in the United States, which receive no corresponding tax benefit due to valuation allowances, compared to income being generated in the United States in the 2006 periods, which receive no corresponding tax provision due to the valued net operating loss carryforwards that are being utilized. All of the income from discontinued operations was earned in the United States and no provision for income taxes is attributed to these operations.
     Based on our expectations of taxable income by jurisdiction, coupled with our deferred tax assets, we expect our 2006 effective tax rate to be approximately 12%. This estimated rate is subject to variations in the relative income or loss in the tax jurisdictions in which we have operations.
    DISCONTINUED OPERATIONS
     Income from discontinued operations in the three- and six-month periods ended June 30, 2006 was $138,000, which is related to the release of escrow funds associated with our sale of the EMCO product line in the second quarter of 2005. Income from discontinued operations in the second quarter of 2005 was $3.1 million, consisting of a gain on the sale of the EMCO product line of $2.6 million and $427,000 attributed to the results of discontinued operations. Income from discontinued operations in the six months ended June 30, 2005 was $3.9 million, consisting of the gain on the sale of the EMCO product line of $2.6 million and $1.2 million attributed the results of discontinued operations. No provision for income taxes is attributed to these operations due to the valuation allowances against certain deferred tax assets in the United States, as the income from our discontinued operations was earned in the United States.
Liquidity and Capital Resources
     At June 30, 2006, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $94.0 million. Our credit facility at June 30, 2006, consisted of a $40.0 million secured revolving line of credit with no outstanding balance which matured on July 5, 2006. Effective July 6, 2006, we amended our credit facility to consist of a $25 million unsecured revolving line of credit with a maturity date of July 5, 2007. Any advanced under our credit facility, as amended, will bear interest at the prime rate (8.25% at July 25, 2006) minus 1%.
     We have historically financed our operations and capital requirements through a combination of cash provided by operations, long-term debt, common stock, bank loans, and capital and operating lease obligations. During the six months ended June 30, 2006, our cash, cash equivalents and marketable securities increased $34.3 million, or 58%, to $94.0 million from $59.7 million at December 31, 2005, primarily due to cash generated from our operations. Our working capital increased $41.7 million, or 29%, to $185.3 million at June 30, 2006 from $143.6 million at December 31, 2005.

     Operating activities provided cash of $31.8 million in the six months ended June 30, 2006 and $32.4 million in the six months ended June 30, 2005. The decrease in cash generated from operations is primarily attributed to timing differences in our collection of accounts receivable and disbursements of accounts payable.
     Investing activities used cash of $35.7 million in the six months ended June 30, 2006 and $24,000 in the six months ended June 30, 2005. Due to the significant cash generated from operations, in the first six months of 2006, we purchased $36.4 million of marketable securities, compared to purchases of $994,000 in the first six months of 2005. Capital expenditures in the first six months of 2006 were $1.9 million, compared to capital expenditures of $5.1 million in the first six months of 2005. We expect our capital expenditures in 2006 to be approximately $6.0 million to $7.0 million.
     Financing activities generated cash of $1.2 million in the first six months of 2006, due primarily to the proceeds from the exercise of stock options of $2.2 million, offset by $1.2 million in payments on our senior borrowings and capital lease obligations. Financing activities used cash of $1.7 million in the first six months of 2005, due to payments on our senior borrowings and capital lease obligations of $2.1 million, partially offset by proceeds from the exercise of employee stock options of $436,000.
     We expect our cash flows from financing activities to continue to fluctuate in the future. Our payments under senior borrowings and capital lease obligations may also increase in the future if we enter into additional capital lease obligations or change the level of our bank financing. We estimate that our payments under senior borrowings and capital lease obligations for the rest of 2006 will be approximately $775,000. A significant portion of these obligations are held in countries other than the United States; therefore, future foreign currency fluctuations, especially between the United States dollar and the Japanese yen, could cause significant fluctuations in our estimated payment obligations.
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
     We believe that the following critical accounting policies, as discussed in this Form 10-Q and/or our Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 28, 2006, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
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
     As of the end of the period covered by this report, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     As disclosed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2005, on June 8, 2005, the Korean Customs Service issued a Pre-Taxation Notification concerning back duties and value added taxes allegedly owed on goods imported by our Korean subsidiary, Advanced Energy Industries Korea, Inc., during the five year period ended June 8, 2005. During the first quarter of 2006, we were advised that the Korean National Tax Tribunal is expected to schedule a hearing for adjudication of the matter in the third quarter of 2006.
ITEM 1A. RISK FACTORS
     Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2005 describes some of the risks and uncertainties associated with our business. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.
     We do not believe that there have been any material changes to the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K, however, the risk factors set forth below have been updated to provide you with the most current information in order to evaluate the risk and the potential impact of such factors.
     A significant portion of our sales is concentrated among a few customers.
     Our ten largest customers accounted for 68% of our total sales in the second quarter 2006 and 65% in the six months ended June 30, 2006. Applied Materials, Inc., our largest customer, accounted for 32% of our sales in the three months ended June 30, 2006 and 31% in the six months ended June 30, 2006. Ulvac, Inc., our largest customer in the flat panel display industry, accounted for 10% of our sales in the three months ended June 30, 2006. The loss of any of our significant customers or a material reduction in any of their purchase orders could significantly harm our business, financial condition and results of operations.
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
     Our sales to customers outside the United States were approximately 42% in the second quarter of 2006 and 41% in the six months ended June 30, 2006. Our success in competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2006 Annual Meeting of Stockholders on Wednesday, May 24, 2006, to vote on three proposals. Proxy statements were sent to all shareholders. The first proposal was for the election of the following eight directors: Douglas S. Schatz, Richard P. Beck, Hans Georg Betz, Joseph R. Bronson, Trung T. Doan, Barry Z. Posner, Thomas Rohrs and Elwood Spedden. All eight directors were elected with the following votes tabulated:

Name of Director	Votes For	Votes Withheld
Mr. Schatz	40,452,113	1,083,763
Mr. Beck	27,416,261	14,119,615
Dr. Betz	40,436,691	1,099,185
Mr. Bronson	40,643,693	892,183
Mr. Doan	40,719,544	816,332
Dr. Posner	40,644,970	890,906
Mr. Rohrs	40,731,225	804,651
Mr. Spedden	40,350,157	1,185,719
     The second proposal was to amend the 2003 Non-Employee Directors’ Stock Option Plan to expand the forms of awards that may be granted to non-employee directors. The amendment was approved, with the following votes tabulated:

For	Against	Abstain	Broker Non-Vote
34,474,585	1,625,084	1,579,573	3,856,634
     The third proposal was to approve the appointment of Grant Thornton LLP as the independent registered public accounting firm of Advanced Energy Industries, Inc. for 2006. The appointment of Grant Thornton LLP was ratified, with the following votes tabulated:

For	Against	Abstain	Broker Non-Vote
41,146,675	382,538	6,121	542
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
Exhibits:

10.1	2006 Leadership Performance Incentive Plan. *

10.2	Form of Restricted Stock Unit Agreement pursuant to the 2003 Non-Employee Directors’ Stock Option Plan. *

10.3	2003 Non-Employee Directors’ Stock Option Plan, as amended and restated through February 15, 2006. *(1)

10.4	Offer Letter to Lawrence D. Firestone dated May 17, 2006. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 31, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed June 12, 2006.

*	Compensation Plan

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.
Dated: August 8, 2006
/s/ Mark D. Hartman
Mark D. Hartman
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

10.1	2006 Leadership Performance Incentive Plan. *

10.2	Form of Restricted Stock Unit Agreement pursuant to the 2003 Non-Employee Directors’ Stock Option Plan. *

10.3	2003 Non-Employee Directors’ Stock Option Plan, as amended and restated through February 15, 2006. *(1)

10.4	Offer Letter to Lawrence D. Firestone dated May 17, 2006. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 31, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed June 12, 2006.

*	Compensation Plan