Form 10-Q
period 2006-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2006-11-03
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006.

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
As of October 30, 2006, there were 44,809,783 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,789	$52,874
Marketable securities	63,939	6,811
Accounts receivable, net	74,864	68,992
Inventories	58,079	56,199
Other current assets	5,463	6,773

Total current assets	255,134	191,649

PROPERTY AND EQUIPMENT, net	33,602	39,294

OTHER ASSETS:
Deposits and other	1,829	3,808
Goodwill	61,451	61,316
Other intangible assets, net	7,269	8,527
Customer service equipment, net	1,476	2,407
Deferred income tax assets, net	6,109	3,116

Total assets	$366,870	$310,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$19,669	$22,028
Accrued payroll and employee benefits	14,687	8,313
Taxes payable	7,050	5,538
Other accrued expenses	9,004	9,155
Customer deposits and deferred revenue	532	971
Senior borrowings and capital leases, current portion	616	2,011

Total current liabilities	51,558	48,016

LONG-TERM LIABILITIES:
Senior borrowings and capital leases, net of current portion	226	2,179
Other long-term liabilities	1,690	2,492

Total liabilities	53,474	52,687

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY	313,396	257,430

Total liabilities and stockholders’ equity	$366,870	$310,117

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2006	2005

SALES	$107,688	$78,757
COST OF SALES	60,674	49,835

Gross profit	47,014	28,922

OPERATING EXPENSES:
Research and development	11,345	9,610
Selling, general and administrative	17,309	13,925
Restructuring charges	31	210
Litigation settlement	—	3,000

Total operating expenses	28,685	26,745

INCOME FROM OPERATIONS	18,329	2,177

OTHER INCOME (EXPENSE):
Interest income	1,159	1,130
Interest expense	(117)	(2,599)
Debt extinguishment expense	—	(3,180)
Other income, net	2	(147)

Total other income (expense), net	1,044	(4,796)

Income (loss) from continuing operations before income taxes	19,373	(2,619)
PROVISION FOR INCOME TAXES	(2,381)	(1,584)

INCOME (LOSS) FROM CONTINUING OPERATIONS	16,992	(4,203)

INCOME FROM DISCONTINUED OPERATIONS	—	312

NET INCOME (LOSS)	$16,992	$(3,891)

NET INCOME (LOSS) PER BASIC SHARE:
Income from continuing operations	$0.38	$(0.11)
Income from discontinued operations	—	0.01

BASIC EARNINGS PER SHARE	$0.38	$(0.10)

NET INCOME (LOSS) PER DILUTED SHARE:
Income from continuing operations	$0.38	$(0.11)
Income from discontinued operations	—	0.01

DILUTED EARNINGS PER SHARE	$0.38	$(0.10)

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	44,762	38,366
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,166	38,366
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2006	2005

SALES	$306,209	$245,095
COST OF SALES	175,885	158,205

Gross profit	130,324	86,890

OPERATING EXPENSES:
Research and development	32,608	30,085
Selling, general and administrative	46,885	41,529
Restructuring charges	91	2,540
Litigation settlement	—	3,000

Total operating expenses	79,584	77,154

INCOME FROM OPERATIONS	50,740	9,736

OTHER INCOME (EXPENSE):
Interest income	2,207	2,526
Interest expense	(316)	(8,080)
Debt extinguishment expense	—	(3,180)
Other income, net	1,726	1,132

Total other income (expense), net	3,617	(7,602)

Income from continuing operations before income taxes	54,357	2,134
PROVISION FOR INCOME TAXES	(6,580)	(3,543)

INCOME (LOSS) FROM CONTINUING OPERATIONS	47,777	(1,409)

Gain on sale of discontinued assets	138	2,645
Results of discontinued operations	—	1,556

INCOME FROM DISCONTINUED OPERATIONS	138	4,201

NET INCOME	$47,915	$2,792

NET INCOME PER BASIC SHARE:
Income from continuing operations	$1.07	$(0.04)
Income from discontinued operations	—	0.12

BASIC EARNINGS PER SHARE	$1.07	$0.08

NET INCOME PER DILUTED SHARE:
Income from continuing operations	$1.06	$(0.04)
Income from discontinued operations	—	0.12

DILUTED EARNINGS PER SHARE	$1.06	$0.08

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	44,679	34,639
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,168	34,932
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,915	$2,792
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	11,960	12,957
Amortization of deferred debt issuance costs	—	809
Stock-based compensation	2,224	229
Provision for deferred income taxes	95	337
Loss on disposal of property and equipment	154	658
Gain on sale of discontinued assets	(138)	(2,645)
Loss on repayment of convertible debt	—	3,180
Gain on sale of marketable securities	(1,670)	(1,099)
Changes in operating assets and liabilities —
Accounts receivable, net	(5,528)	(3,437)
Inventories	(1,443)	15,542
Other current assets	1,113	3,372
Trade accounts payable	(2,552)	8,787
Other current liabilities and accrued expenses	5,568	(2,767)
Income taxes payable/receivable, net	1,488	1,304
Non-current assets	(214)	(1,777)
Non-current liabilities	(1,214)	(234)

Net cash provided by operating activities	57,758	38,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(57,300)	—
Proceeds from sale of equity securities	1,992	67,905
Proceeds from sale of assets	539	3,685
Purchase of property and equipment	(3,000)	(8,032)

Net cash (used in) provided by investing activities	(57,769)	63,558

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and capital lease obligations	(3,511)	(2,752)
Proceeds from common stock transactions	2,761	106,397
Repayment of convertible subordinated notes	—	(189,816)

Net cash used in financing activities	(750)	(86,171)

EFFECT OF CURRENCY TRANSLATION ON CASH	676	(1,975)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(85)	13,420
CASH AND CASH EQUIVALENTS, beginning of period	52,874	38,404

CASH AND CASH EQUIVALENTS, end of period	$52,789	$51,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$316	$9,732
Cash paid for income taxes, net	$4,907	$2,111
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments, consisting of normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at September 30, 2006 and December 31, 2005, and the results of their operations for the three and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005.
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
     NEW ACCOUNTING PRONOUNCEMENTS — In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The provisions of FIN No. 48 are effective as of the beginning of the Company’s fiscal year beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 and does not believe that the impact to the Company’s financial statements will be material.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on our financial position, results of operations or cash flows.
     In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). Among other items, FAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. FAS 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The adoption of FAS 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     REVENUE RECOGNITION — The Company’s standard shipping term is freight on board (“FOB”) shipping point, for which revenue is recognized upon shipment of its products, at which time title passes to the customer, the price is fixed and collectibility is reasonably assured. For certain customers, the Company has FOB destination terms, for which revenue is recognized upon receipt of the products by the customer, at which time title passes to the customer, the price is fixed and collectibility is reasonably assured. Revenues from contracts that contain certain customer acceptance provisions are deferred until customer acceptance occurs. Generally, the Company does not have obligations to its customers after its products are shipped under FOB shipping point terms, after its products are received by customers under FOB destination terms, and after the products are accepted by customers under contractual acceptance provisions, other than pursuant to warranty obligations. In limited instances, the Company provides installation of its products. In accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables”, the Company allocates revenue based on the fair value of the delivered item, generally the product, and the undelivered item, installation, based on their respective fair values. Revenue related to the undelivered item is deferred until the services have been completed.
     In certain instances, the Company requires its customers to pay for a portion or all of their purchases prior to the Company building or shipping these products. Cash payments received prior to shipment are recorded as customer deposits and deferred revenue in the condensed consolidated balance sheets, and then recognized as revenue as appropriate based upon the transfer of title of the products. The Company does not offer price protections to its customers or allow returns, unless covered by its normal policy for repair of defective products.
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

     WARRANTY RESERVE POLICY — The Company generally warrants its products for periods typically ranging from 12 to 24 months after shipment. The Company estimates the anticipated costs of repairing products under warranty based on the historical cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. The Company’s determination of the appropriate level of warranty accrual is subjective and based on estimates. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the condensed consolidated statements of operations.
     The Company recorded warranty charges of $3.0 million in the three months ended September 30, 2006 and $2.4 million in three months ended September 30, 2005. The Company recorded warranty charges of $9.0 million in the nine months ended September 30, 2006 and $8.3 million in the nine months ended September 30, 2005.
     Included within the warranty charges is $396,000 and $1.1 million for the three and nine months ended September 30, 2006, respectively, and $357,000 and $1.4 million for the three and nine months ended September 30, 2005, respectively, for amortization of customer service equipment. This equipment is manufactured product that is utilized as replacement and loaner equipment to existing customers and is amortized over a useful life of one year.
     The following table summarizes the activity in the Company’s warranty reserve during the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Balance at beginning of period	$6,443	$6,881	$6,313	$6,791
Provisions	2,611	2,032	6,858	6,930
Usages	(2,490)	(2,460)	(6,607)	(7,268)

Balance at end of period	$6,564	$6,453	$6,564	$6,453

     EXCESS AND OBSOLETE INVENTORY— Inventory is written down or written off when it is deemed excess or becomes obsolete, which generally occurs due to engineering changes to a product or discontinuance of a product line. Judgment by management is necessary in estimating the net realizable value of inventory based primarily upon forecasts of product demand. Charges for excess and obsolete inventory are recorded within cost of sales or research and development in the condensed consolidated statement of operations.
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
     The Company adopted SFAS No. 123(R) as of January 1, 2006 (the “adoption date”) using the modified prospective transition method. Under the modified prospective transition method, stock-based compensation expense recognized in the Company’s statement of operations in the three and nine-months ended September 30, 2006 includes: (a) stock options and RSUs granted prior to, but not fully vested as of the adoption date, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) stock options and RSUs granted subsequent to the adoption date, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), (c) purchase rights granted under the employee stock purchase plan (the “ESPP”) with the offering period beginning prior to, but not yet vested as of the adoption date, based on the fair value estimated in accordance with the original provisions of SFAS 123, and (d) purchase rights granted under the ESPP subsequent to the adoption date, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized on a straight-line basis over the awards’ requisite service period, typically the vesting period. Under the modified prospective transition method, results for prior periods are not restated.
     The Company recognized stock-based compensation expense of $807,000 in the three months ended September 30, 2006 and $2.2 million in the nine months ended September 30, 2006, compared to $134,000 and $273,000 in the three and nine months ended September 30, 2005, respectively, of stock-based compensation expense recognized prior to the adoption of SFAS No. 123(R). Included in these amounts are expenses related to RSUs of $234,000 in the three months ended September 30, 2006 and $581,000 in the nine months ended

September 30, 2006, and $90,000 in the three months ended September 30, 2005 and $229,000 in the nine months ended September 30, 2005, which were included in the Company’s condensed consolidated statements of operations under the provisions of APB Opinion No. 25. The expense related to RSUs is therefore excluded from the impact of the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended September 30, 2006 were reduced by $573,000 and by $1.6 million for the nine months ended September 30, 2006. No income tax benefit has been recognized in the condensed consolidated statement of operations related to stock-based compensation expense, due to the full valuation allowance against deferred tax assets. The implementation of SFAS No. 123(R) reduced basic and diluted earnings per share by $0.01 for the three months ended September 30, 2006 and $0.04 for the nine months ended September 30, 2006. The implementation of SFAS No. 123(R) did not have a significant impact on cash flows during the three and nine-months ended September 30, 2006.
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

	Three Months Ended	Nine months Ended
(in thousands, except per share data)	September 30, 2005	September 30, 2005
Net (loss) income:
As reported	$(3,891)	$2,792

Adjustment for stock-based compensation determined under fair value-based method for all awards (a), (b)	(2,022)	(6,012)
Adjustment for compensation expense recognized in net income (a)	134	273

As adjusted	$(5,779)	$(2,947)

Basic earnings per share:
As reported	$(0.10)	$0.08
As adjusted	$(0.15)	$(0.09)
Diluted earnings per share:
As reported	$(0.10)	$0.08
As adjusted	$(0.15)	$(0.09)

(a)	Compensation expense in 2005 is presented prior to income tax effects due to the Company fully reserving against the related deferred tax assets.

(b)	Cumulative compensation cost recognized with respect to options that are forfeited prior to vesting is reflected as a reduction of compensation expense in the period of forfeiture. Compensation expense related to awards granted under the Company’s employee stock purchase plan is estimated until the period in which settlement occurs, as the number of shares of common stock awarded and the purchase price are not known until settlement.
     For pro forma purposes, the fair value of each option grant and purchase right granted under the ESPP were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended	Nine months Ended
	September 30, 2005	September 30, 2005
OPTIONS:
Risk-free interest rates	4.2%	3.7%
Expected dividend yield rates	0.0%	0.0%
Expected lives	4.9 years	3.7 years
Expected volatility	77.8%	74.0%

	Three Months Ended	Nine months Ended
	September 30, 2005	September 30, 2005
ESPP:
Risk-free interest rates	3.1%	2.7%
Expected dividend yield rates	0.0%	0.0%
Expected lives	0.5 years	0.5 years
Expected volatility	59.2%	61.0%
Stock Plans and ESPP
     As of September 30, 2006, the Company had three active stock plans; the 2003 Stock Option Plan, the 2003 Non-Employee Directors’ Stock Option Plan and the ESPP, which are described below.
Stock Options and RSUs
     The 2003 Stock Option Plan (the “2003 Plan”), a shareholder-approved plan, is a broad-based plan for employees and consultants of the Company. The 2003 Plan provides for the issuance of up to 3,250,000 shares of common stock. The exercise price of incentive stock options and non-qualified stock options may not be less than the market value of the Company’s common stock on the date of grant. The administrator of the plan has the discretion to determine the vesting period of options granted under the 2003 Plan; however option and RSU grants will generally vest over four years, contingent upon the recipient continuing to be an employee, director or consultant of the Company. Options granted under the 2003 plan generally are exercisable for ten years from the date of grant. As of September 30, 2006, approximately 1.1 million shares of common stock were available for grant under the 2003 Plan.
     The 2003 Non-Employee Directors’ Stock Option Plan (the “2003 Directors’ Plan”), a shareholder-approved plan, provides for the issuance of up to 250,000 shares of common stock. The exercise price of options granted under the 2003 Directors’ Plan may not be less than the market value of the Company’s common stock on the date of grant. On May 24, 2006, the stockholders of the Company approved an amendment of the 2003 Directors’ Plan, which enables different forms of equity awards to be granted under the 2003 Directors’ Plan. Pursuant to the Company’s current non-employee director compensation structure, non-employee directors are granted 5,000 RSUs on the date first elected or appointed as a member of the Company’s board, and 2,000 RSUs on any date re-elected as a member of the board. Such RSU grants vest over four years, contingent upon the recipient continuing to be a director of the Company. On July 24, 2006, the Company’s independent compensation consultant presented to the Board of Directors the consultant’s report on, among other things, non-employee director compensation. Based on the data contained in such report, it was determined to revise the equity component of the non-employee director compensation structure to increase the number of restricted stock units to be granted to non-employee directors upon initial election or appointment to the board and upon re-election. It was also determined to make a one-time grant of restricted stock units to each of the incumbent non-employee directors who is re-elected at the next Annual Meeting of Stockholders, which will likely be held in May 2007. The Company intends to implement these revisions to the non-employee director compensation structure by amending the 2003 Directors’ Plan, subject to shareholder approval at the 2007 Annual Meeting of Stockholders. As of September 30, 2006, 105,000 shares of common stock were available for grant under the 2003 Directors’ Plan.

     A summary of the status of the Company’s stock options as of September 30, 2006 and changes during the nine months then ended are presented below:

			Weighted-average
		Weighted-	Remaining
		average	Contractual Term	Aggregate Intrinsic
(In thousands, except exercise prices and contractual terms)	Shares	Exercise Price	(years)	Value

Stock options:
Employees —
Options outstanding at December 31, 2005	3,183	$19.22
Options granted	447	16.18
Options exercised	(242)	9.79
Options terminated	(372)	16.53

Options outstanding at September 30, 2006	3,016	18.93	6.8	$8,314

Options exercisable at September 30, 2006	2,158	21.41	6.0	$4,567
Weighted-average fair value of options granted during the period		$10.12

Non-employee directors —
Options outstanding at December 31, 2005	183	$14.58
Options granted	—	—
Options exercised	(25)	10.34
Options terminated	—	—

Options outstanding at September 30, 2006	158	15.34	6.7	$693

Options exercisable at September 30, 2006	143	15.73	6.5	$613
Weighted-average fair value of options granted during the period	—
     The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $236,000 and $1.5 million, respectively, and was $85,000 and $171,000 for the three and nine months ended September 30, 2005, respectively, determined as of the exercise date. As of September 30, 2006, there was $5.1 million of total unrecognized compensation cost related to stock options granted and outstanding, which is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 2.0 years. Cash received from stock option exercises was $393,000 during the three months ended September 30, 2006 and was $2.6 million for the nine months ended September 30, 2006.
     For SFAS No. 123(R) purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended	Nine months Ended
	September 30, 2006	September 30, 2006
Risk-free interest rates	4.7%	4.7%
Expected dividend yield rates	0.0%	0.0%
Expected lives	5.5 years	5.5 years
Expected volatility	65.3%	65.5%
     The computation of the expected volatility assumption for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews historical exercise behavior of option grants with similar vesting periods and post-vesting termination behavior.

     A summary of the status of the Company’s non-vested RSUs as of September 30, 2006, and changes during the nine months then ended are presented below:

		Weighted-average
		Grant-date Fair
(In thousands, except fair values)	Shares	Value

Non-vested RSUs outstanding at December 31, 2005	235	$7.72
RSUs granted	189	15.43
RSUs vested	(23)	7.69
RSUs forfeited	(18)	10.39

Non-vested RSUs outstanding at September 30, 2006	383	11.41

     The fair value of the Company’s RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date. As of September 30, 2006, there was $3.0 million of total unrecognized compensation cost related to non-vested RSUs granted, which cost is expected to be recognized over a weighted average period of 2.9 years. During the three and nine months ended September 30, 2006, the total fair value of RSUs which vested was $63,000 and $357,000, respectively, based upon the closing fair market value of the Company’s common stock on the date the underlying common stock was released to the recipient.
          Employee Stock Purchase Plan (the “ESPP”)
     The ESPP, a shareholder-approved plan, provides for the issuance of up to 500,000 shares of common stock. Employees are eligible to participate in the ESPP if employed by the Company for at least 20 hours per week during at least five months per calendar year. Participating employees may have the lesser of 5% their earnings or $1,250 per six-month period withheld. The purchase price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value on the commencement date of each offering period or the relevant purchase date. Each plan period is six months. At September 30, 2006, approximately 130,000 shares remained available for future issuance under the ESPP.
     Purchase rights granted under the ESPP are valued using the Black-Scholes model. Prior to the adoption of SFAS No. 123(R), the Company used historical volatility in deriving its expected volatility assumption; however, the Company has determined that implied volatility provides a more accurate reflection of market conditions and is a better indicator of expected volatility than historical volatility for the six month plan period. As of September 30, 2006, there was $20,000 of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of two months.
     For pro forma purposes, the fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended	Nine months Ended
	September 30, 2006	September 30, 2006
ESPP:
Risk-free interest rates	5.1%	4.6%
Expected dividend yield rates	0.0%	0.0%
Expected lives	0.5 years	0.5 years
Expected volatility	47.0%	47.0%
(3) INCOME TAXES
     As of September 30, 2006, the Company had a gross federal net operating loss carryforward of approximately $66.3 million, of which approximately $13.9 million is subject to further limitations under the United States consolidated tax rules, an alternative minimum tax credit carryforward of approximately $2.4 million, and research and development credit carryforwards of approximately $5.6 million, each of which may be available to offset future federal income tax liabilities. The federal net operating loss and research and development credit carryforwards expire at various dates through December 31, 2025, and the alternative minimum tax credit carryforward has no expiration date. The Company is unable to provide a tax benefit from its net operating loss carryforward because it has not demonstrated sustained profitability in the United States. Approximately $3.0 million of the valuation allowance relates to the benefit from stock-based compensation expense; any reversal of such valuation allowances will be reflected as a component of stockholders’ equity. Approximately $2.9 million of the valuation allowance relates to deferred tax assets obtained through acquisitions; any reversal of such valuation allowance allowances will be reflected as a reduction of goodwill. In addition, as of September 30, 2006, the Company had a gross foreign net operating loss carryforward of $867,000, which may be available to offset future foreign income tax liabilities and expires at various dates through December 31, 2011.
     The income tax provision on income from continuing operations before income taxes was $2.4 million for the third quarter of 2006 and represents an effective tax rate of 12%, and the income tax provision on income from continuing operations before income taxes was $1.6 million for the third quarter of 2005 and represents an effective rate of 60%. The income tax provision on income from continuing operations before income taxes was $6.6 million for the nine months ended September 30, 2006 and represents an effective tax rate of 12%, and the income tax provision on income from continuing operations before income taxes was $3.5 million for the nine months ended September 30, 2005 and represents an effective rate of 166%.The change in the effective tax rate from the 2005 periods to the 2006 periods is due to the change in the mix of taxable income earned by jurisdiction. In the 2005 periods, losses were realized in the United States which receives no corresponding tax benefit due to valuation allowances, compared to income being generated in the United States in the 2006 periods, which receive no corresponding tax provision due to the fully valued net operating loss carryforwards that are being utilized.
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

     On November 23, 2005, the Company entered into an agreement to sell the assets of its IKOR product line to an unrelated third party, as this product line was not considered to be critical to the Company’s core operations. The Company received $8.9 million in cash, with an additional $1.0 million held in escrow to satisfy any potential indemnity claims for one year. The Company recognized a gain on the sale of $5.0 million, which was recorded in discontinued operations in the statement of operations. The results of operations directly attributed to the IKOR product line have been reclassified as discontinued operations as follows:

	Three Months Ended	Nine months Ended
(In thousands)	September 30, 2005	September 30, 2005
Sales	$3,219	$10,406
Cost of sales	1,801	5,833
Operating expenses	1,106	3,017
(5) MARKETABLE SECURITIES
     Marketable securities consisted of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Commercial paper	$27,144	$4,639
Municipal bonds and notes	36,246	1,901
Institutional money markets	549	271

Total marketable securities	$63,939	$6,811

     These marketable securities are classified as available-for-sale and are stated at period end market value. The commercial paper consists of high credit quality, short-term preferreds with maturities or reset dates of approximately 120 days. At September 30, 2006, $467,000 was held as collateral for a current note payable.

(6) ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Trade accounts receivable, gross	$73,556	$65,545
Allowance for doubtful accounts	(648)	(645)

Trade accounts receivable, net	72,908	64,900
Other	1,956	4,092

Total accounts receivable, net	$74,864	$68,992

(7) INVENTORIES
     Inventories consisted of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Parts and raw materials	$41,102	$42,090
Work in process	6,318	3,982
Finished goods	10,659	10,127

Total inventories	$58,079	$56,199

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of cost or market, computed on a first-in, first-out basis and are presented net of reserves for excess and obsolete inventory.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and amortizable intangible assets consisted of the following as of September 30, 2006:

		Cumulative Effect
	Gross Carrying	of Changes in	Accumulated		Weighted-Average
	Amount	Exchange Rates	Amortization	Net Carrying Amount	Useful Life (Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$6,600	$1,441	$(6,812)	$1,229	6
Trademarks and other	8,500	1,646	(4,106)	6,040	17

Total amortizable intangible assets	15,100	3,087	(10,918)	7,269	12

Goodwill	52,745	8,706	—	61,451

Total goodwill and amortizable intangible assets	$67,845	$11,793	$(10,918)	$68,720

     Goodwill and amortizable intangible assets consisted of the following as of December 31, 2005:

		Cumulative Effect
	Gross Carrying	of Changes in	Accumulated		Weighted-Average
	Amount	Exchange Rates	Amortization	Net Carrying Amount	Useful Life (Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,000	$1,354	$(6,322)	$2,032	5
Trademarks and other	8,500	1,613	(3,618)	6,495	17

Total amortizable intangible assets	15,500	2,967	(9,940)	8,527	12

Goodwill	53,589	7,727	—	61,316

Total goodwill and amortizable intangible assets	$69,089	$10,694	$(9,940)	$69,843

     When recording acquisitions, the Company has recorded income tax valuation allowances due to the uncertainty related to the realization of certain deferred tax assets existing at the acquisition dates. For the nine months ended September 30, 2006, due to the utilization of these net operating losses, approximately $844,000 of the valuation allowances established in purchase accounting were reversed, with a corresponding reduction in goodwill.
     Amortization expense related to intangible assets for the third quarter of 2006 was $453,000 and for the third quarter of 2005 was $504,000. Amortization expense related to intangible assets for the nine months ended September 30, 2006 was $1.4 million and for the nine months ended September 30, 2005 was $1.6 million. Estimated amortization expense related to the Company’s acquired intangibles fluctuates with changes in foreign currency exchange rates between the United States dollar and the Japanese yen and the euro. Estimated amortization expense related to amortizable intangibles for each of the five years 2006 through 2010 is as follows:

Estimated
Amortization
Expense
(In thousands)
2006	$1,665
2007	960
2008	750
2009	477
2010	386
(9) STOCKHOLDERS’ EQUITY
     Stockholders’ equity consisted of the following:

	September 30,	December 31,
(In thousands, except par value)	2006	2005

Common stock, $0.001 par value, 70,000 shares authorized, 44,802 and 44,500 shares issued and outstanding, respectively	$45	$45
Additional paid-in capital	257,361	253,675
Retained earnings	47,937	22
Deferred compensation	—	(1,290)
Unrealized holding gains on available-for-sale securities, net of tax	344	1,328
Cumulative translation adjustments	7,709	3,650

Total stockholders’ equity	$313,396	$257,430

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
(10) COMPREHENSIVE INCOME
     Comprehensive income for the Company consists of net income, foreign currency translation adjustments and net unrealized holding gains on available-for-sale marketable securities as presented below (In thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income, as reported	$16,992	$(3,891)	$47,915	$2,792
Adjustment to arrive at comprehensive income, net of taxes:
Unrealized holding (loss) gain on available-for-sale marketable securities	(34)	226	(20)	185
Reclassification adjustment for amounts included in net income related to sales of securities	—	—	(964)	(490)

Cumulative translation adjustments	(357)	(1,162)	4,059	(6,732)

Comprehensive income	$16,601	$(4,827)	$50,990	$(4,245)

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
     On June 8, 2005, the Korean Customs Service (“KCS”) issued a Pre-Taxation Notification concerning back duties and value added taxes allegedly owed on goods imported by the Company’s Korean subsidiary, Advanced Energy Industries Korea, Inc., during the five year period ended June 8, 2005. On June 27, 2005, the Company protested the notifications on the grounds that the assessment was unwarranted and based on a misapplication of international tariff rules. On September 9, 2005, the KCS rejected the protest brought by the Company. Beginning on September 19, 2005, the KCS issued a series of taxation notices for duties and penalties owed of approximately $2.2 million of which $1.1 million is value added tax, or VAT, which the Company expects to recover in the normal course of business. In order to appeal the assessment to the Korean National Tax Tribunal, an independent review board of the Korean Ministry of Finance and Economy, the Company paid the taxation notices. The Company filed its appeals of the assessments in December 2005, and the KCS filed a response in opposition to its appeal. An initial hearing for adjudication of the matter before the Tax Tribunal has been scheduled for November 8, 2006. Although the Company has paid the taxation notices in order to appeal the assessment, the

Company believes that the majority of the assessment will be recovered. As a result, the amount paid has been recorded within other current assets in the condensed consolidated balance sheet.
     The Company is in the process of vacating a leased commercial property it has occupied in Voorhees, New Jersey since its acquisition of RF Power Products, Inc. in 1998. The Company is awaiting the results of an environmental remediation study with respect to a portion of the property leased to a subtenant, Interfab Machining, LLC, which has not yet vacated its portion of the building. At this time, the Company has no reason to believe there will be any material expense associated with restoration or remediation of the property prior to expiration of the Company’s lease term on December 16, 2006.
(12) EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable, stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive. As of September 30, 2006, stock options and restricted stock units totaling approximately 3.6 million were outstanding, and as of September 30, 2005, 4.0 million were outstanding. Not included in the computation of diluted earnings per share are 2.2 million and 3.0 million stock options and restricted stock units for the three months ended September 30, 2006 and 2005, respectively, and 2.1 million and 3.0 million for the nine month periods ended September 30, 2006 and 2005, respectively, due to the anti-dilutive effect of these shares.
     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine months Ended
(In thousands, except per share data)	September 30,		September 30,
	2006	2005	2006	2005

Earnings per common share
Net income	$16,992	$(3,891)	$47,915	$2,792
Weighted average common shares outstanding	44,762	38,366	44,679	34,639

Earnings per common share	$0.38	$(0.10)	$1.07	$0.08

Earnings per common share—assuming dilution
Net income	$16,992	$(3,891)	$47,915	$2,792
Weighted average common shares outstanding	44,762	38,366	44,679	34,639
Effect of dilutive securities:
Stock options and restricted stock units	404	—	489	293

Adjusted weighted average common shares outstanding	45,166	38,366	45,168	34,932

Earnings per common share—assuming dilution	$0.38	$(0.10)	$1.06	$0.08

(13) FOREIGN OPERATIONS AND MAJOR CUSTOMERS
     The Company has operations in the United States, Asia Pacific and Europe. The following is a summary of the Company’s operations by region:

	Three Months Ended		Nine months Ended
(In thousands)	September 30,		September 30,
	2006	2005	2006	2005
Sales (1):
Originated and sold in the United States	$17,085	$38,509	$133,550	$125,058
Originated in United States and sold outside the United States	4,747	4,961	14,956	14,059
Originated in Asia Pacific and sold outside the United States	36,802	28,824	95,683	85,923
Originated in Asia Pacific and sold in the United States	41,944	—	41,971	—
Originated in Europe and sold outside the United States	5,886	6,463	18,825	20,055
Originated in Europe and sold in Europe	1,224	—	1,224	—

	$107,688	$78,757	$306,209	$245,095

Income (loss) from operations:
United States	$7,110	$(1,808)	$33,320	$(4,780)
Asia Pacific	9,329	3,402	13,898	13,783
Europe	1,890	583	3,522	733

	$18,329	$2,177	$50,740	$9,736

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.

	September 30,	December 31,
	2006	2005
Identifiable assets:
United States	$15,068	$19,813
Asia Pacific	19,030	21,144
Europe	1,648	1,667

	$35,746	$42,624

     Intercompany sales among the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.
     Applied Materials, Inc. is the Company’s largest customer and accounted for 30% of the Company’s sales for the three and nine months ended September 30, 2006. No other customer accounted for 10% or more of the Company’s sales during these periods.

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
     OVERVIEW
     We design, manufacture and support complex power conversion and control systems and gas flow control devices used in plasma-based thin-film processing equipment which is essential to the manufacture of products, including the following:
•	Semiconductor devices for electronics applications;

•	Flat panel displays for hand-held devices and computer and television screens;

•	Compact discs, DVDs, magnetic hard drives and other digital storage media;

•	Photovoltaics or solar panels;

•	Optical coatings for architectural glass and eyeglasses;

•	Industrial laser and medical applications; and

•	Other markets where thin film deposition is a critical part of the manufacturing process.
     We also sell spare parts, repair services and field upgrades worldwide through our customer service and technical support organization.
     We provide solutions to a diverse range of markets and geographic regions. However, we are focused on the semiconductor capital equipment industry, which accounted for 69% of our sales in the three and nine-month periods ended September 30, 2006, respectively, and 61% and 64% in the three and nine-month periods ended September 30, 2005, respectively. We expect future sales to the semiconductor capital equipment industry to continue to represent a significant portion of our total sales, depending upon the strength or weakness of industry cycles.
     Our results of operations for the three and nine-month periods ended September 30, 2006 show marked improvement over the comparable periods in 2005. We attribute our improved results to the increased demand in the semiconductor industry as well as the completed transition of our high-volume manufacturing to our Shenzhen, China facility and the continued transition to lower-cost Asian suppliers.

     Sales for the third quarter of 2006 were $107.7 million, a 36.7% increase over third quarter 2005 sales of $78.8 million. In the third quarter of 2006, we generated net income from continuing operations of $17.0 million, or 15.8% of sales, compared to the third quarter of 2005, when we generated net loss from continuing operations of $4.2 million. Gross margin increased to 43.7% in the third quarter of 2006 from 36.7% in the third quarter of 2005. In the third quarter of 2006, we generated $0.38 per diluted share compared to a loss of $0.10 in the third quarter of 2005.
     For the nine month period ended September 30, 2006 sales were $306.2 million, 24.9% higher than sales of $245.1 million in the nine month period ended September 30, 2005. In the nine month period ended September 30, 2006, we generated net income from continuing operations of $47.8 million, or 15.6% of sales; compared to net loss from continuing operations of $1.4 million. Gross margin increased to 42.6% in the nine months ended September 30, 2006 from 35.5% in the nine months ended September 30, 2005. Net income from discontinued operations was $138,000 in the nine months ended September 30, 2006 and $4.2 million in the nine months ended September 30, 2005. We generated $1.06 per diluted share in the nine months ended September 30, 2006, compared to $0.08 in the nine months ended September 30, 2005.
Results of Operations
     SALES
     The following tables summarize our unaudited net sales and percentages of net sales by customer type for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Semiconductor capital equipment	$73,947	$48,403	$212,854	$156,015
Flat panel display	8,771	10,832	29,197	30,888
Data storage	5,709	4,748	15,344	13,900
Advanced product applications	19,261	14,774	48,814	44,292

	$107,688	$78,757	$306,209	$245,095

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Semiconductor capital equipment	69%	61%	69%	64%
Flat panel display	8	14	10	12
Data storage	5	6	5	6
Advanced product applications	18	19	16	18

	100%	100%	100%	100%

     The following tables summarize our unaudited net sales and percentages of net sales by geographic region for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Sales (1):
United States	$60,253	$38,509	$176,745	$125,058
Asia Pacific	34,767	31,155	100,096	92,667
Europe	12,584	8,808	29,101	26,424
Rest of world	84	285	267	946

	$107,688	$78,757	$306,209	$245,095

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005

United States	56%	49%	58%	51%
Asia Pacific	32	40	33	38
Europe	12	11	9	11
Rest of world	—	—	—	—

	100%	100%	100%	100%

     Sales were $107.7 million in the third quarter of 2006, an increase of 37% over sales of $78.8 million in the third quarter of 2005, due primarily to increased demand in the semiconductor capital equipment market. Sales were $306.2 million in the nine months ended September 30, 2006, an increase of 25% over sales of $245.1 million in the nine months ended September 30, 2005, due primarily to the increased demand in the semiconductor capital equipment market.
     The semiconductor capital equipment market is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry increased approximately 53% compared to the third quarter of 2005 and by 36% compared to the nine months ended September 30, 2005, primarily driven by the increased demand that our semiconductor and semiconductor capital equipment customers have experienced since the third half of the fourth quarter of 2005. Sales to our largest semiconductor capital equipment customers represented the majority of the increased sales volume achieved during the 2006 periods compared to the 2005 periods. Applied Materials, Inc., our largest customer accounted for 30% of our sales for the three and nine months ended September 30, 2006 and 20% and 23% for the three and nine months ended September 30, 2005, respectively.
     Our sales in the data storage and advanced product application markets remained constant for the three and nine-month periods ended September 30, 2006 and 2005.
     GROSS PROFIT
     Our gross profit was $47.0 million, or 43.7% of sales, in the third quarter of 2006 compared to $28.9 million, or 36.7% of sales, in the third quarter of 2005. Our gross profit was $130.3 million, or 42.6% of sales, in the nine-month period ended September 30, 2006 compared to $86.9 million, or 35.5% of sales, in the nine-month period ended September 30, 2005. The improvement in our gross margin is primarily attributed to increased volume of production and advanced manufacturing processes in our China manufacturing facility, as well as lower worldwide logistics costs, lower freight costs, increased utilization of local Asian suppliers, design-led cost reductions and the increase in sales.
     Our gross margin in the 2005 periods was adversely affected principally by lower sales which resulted in lower absorption of our fixed costs, and our duplication of costs related to management, procurement and engineering teams, as well as facilities costs while our manufacturing was transitioned to China.
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
     Our research and development expenses were $11.3 million, or 10.5% of sales, in the third quarter of 2006 and $9.6 million, or 12.2% of sales, in the third quarter of 2005. Our research and development expenses were $32.6 million, or 10.6% of sales, in the nine-month period ended September 30, 2006 and $30.1 million, or 12.3% of sales, in the nine-month period ended September 30, 2005. The increase in absolute dollars from 2005 to 2006 was primarily due to increased variable compensation expense and non-cash stock-based compensation expenses as a result of the adoption of SFAS No. 123(R).
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Our selling expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, third-party sales representative commissions and other selling and marketing activities. Our general and administrative expenses support our worldwide corporate, legal, patent, tax, financial, corporate governance, administrative, information systems and human resource functions in addition to our general management.
     Selling, general and administrative (“SG&A”) expenses were $17.3 million, or 16.1% of sales, for the third quarter of 2006 and $13.9 million, or 17.7% of sales, for the third quarter of 2005. Our SG&A expenses were $46.9 million, 15.3% of sales, in the nine-month period ended September 30, 2006 and $41.5 million, or 16.9% of sales, in the nine-month period ended September 30, 2005. The increase from 2005 to 2006 was primarily due to increased variable compensation expense, increased commissions and non-cash stock-based compensation expense as a result of the adoption of SFAS No. 123(R) and severance and related expenses related to the reorganization of our operations in Germany.
     RESTRUCTURING CHARGES
     Our restructuring charges throughout 2005 were incurred primarily in conjunction with the transition of our high-volume manufacturing to Shenzhen, China, which was substantially complete as of September 30, 2005. We originally estimated that upon completion of the transfer of high-volume manufacturing to China, we would save approximately $10.0 million to $12.0 million annually in labor and related costs, compared to what the costs would have been prior to the transition at similar production volumes. The expected savings were anticipated to be approximately $7.0 million in cost of sales, approximately $2.0 million in SG&A and approximately $2.0 million in research and development. Actual savings realized in the three and nine-month periods ended September 30, 2006 are in line with our original estimates.
     Related to this manufacturing transition, we recorded restructuring charges in the first quarter of 2005 of $1.3 million, consisting primarily of employee severance and termination costs associated with the reduction of 212 employees at our Fort Collins facility and seven employees in our European operations. In the second quarter of 2005, we recorded $1.1 million of restructuring charges, of which $475,000 related to the reduction of three employees in our

Japanese and German operations, and $589,000 related to the impairment of facilities-related assets in the United States. In the third quarter of 2005, we recorded $202,000 of restructuring charges related to the reduction of three employees at our Fort Collins facility and four employees in our Japanese and German operations and $157,000 related to the impairment of facilities-related assets in the Japan. Also, in the third quarter of 2005, the Company recognized the need to retain 11 employees considered in the original reserve and reversed $180,000 of the reserve. No employee-related restructuring charges were recorded in the nine months ended September 30, 2006.
     LITIGATION SETTLEMENT
     On October 3, 2005, we executed a settlement agreement with MKS Instruments, Inc., resolving all pending claims worldwide relating to our Xstream™ With Active Matching Network™ reactive gas generator products. Pursuant to the settlement agreement, we paid MKS $3.0 million in cash. We also stipulated to a final judgment of infringement and an injunction prohibiting us from making, using, selling, offering to sell, or importing into the United States, or any country in which a counterpart patent exists, our Xstream products and all other toroidal plasma generator products, except as permitted under the settlement agreement. Sales of these products have accounted for less than 5% of our total sales each year since introduction of the products.
     OTHER INCOME (EXPENSE)
     Other income (expense) consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items.
     Interest income was approximately $1.2 million in the third quarter of 2006, $1.1 million in the third quarter of 2005, $2.2 million in the nine months ended September 30, 2006, and $2.5 million in the nine months ended September 30, 2005. The decrease in interest income from the nine months ended September 30, 2005 to the same period in 2006 primarily reflects the decrease in the average invested funds due to the use of cash to repay of our convertible subordinated notes in the third quarter of 2005, partially offset by higher interest rates.
     Interest expense consisted principally of interest on borrowings under capital lease facilities and senior debt in the three and nine-month periods ended September 30, 2006, and interest on our convertible subordinated notes and amortization of our deferred debt issuance costs in the three and nine-month periods ended September 30, 2005. Interest expense was $117,000 in the third quarter of 2006, $2.6 million in the third quarter of 2005, $316,000 in the nine-month period ended September 30, 2006, and $8.1 million in the nine-month period ended September 30, 2005. The significant decreases from the 2005 periods to the 2006 periods are primarily due to the repayment of our convertible subordinated notes in the third quarter of 2005.
     Debt extinguishment expense in the three and nine months ended September 30, 2005 of $3.2 million resulted from the redemption of our convertible subordinated notes with a total principal balance of $187.7 million. The expense of $3.2 million is comprised of $2.1 million for redemption premium and $1.1 million for the write-off of deferred debt issuance costs.
     Net other income (expense) consists principally of miscellaneous gains and losses, including gains and losses on the sale of investments and impairments of investments.

     PROVISION FOR INCOME TAXES
     The income tax provision was positively impacted by the change in mix of taxable income earned by jurisdiction from 2005 to 2006, which lowered our effective tax rate. The income tax provision for the third quarter of 2006 was $2.4 million which represented an effective tax rate of 12%, compared to the income tax provision for the third quarter of 2005 of $1.6 million which represented an effective tax rate of 60%. For the nine months ended September 30, 2006 the income tax provision was $6.6 million which represented an effective tax rate of 12%, compared to the income tax provision for the nine months ended September 30, 2005 of $3.5 million which represented an effective tax rate of 166%. The tax rate increased primarily due to income in foreign jurisdictions and losses in the United States.
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
     DISCONTINUED OPERATIONS
     Income from discontinued operations in the nine-month period ended September 30, 2006 was $138,000, which is related to the release of escrow funds associated with our sale of the EMCO product line in the second quarter of 2005. Income from discontinued operations in the nine months ended September 30, 2005 was $4.2 million, consisting of the gain on the sale of the EMCO product line of $2.6 million and $1.6 million attributed the results of discontinued operations. No provision for income taxes is attributed to these operations due to the valuation allowances against certain deferred tax assets in the United States, as the income from our discontinued operations was earned in the United States.
Liquidity and Capital Resources
     At September 30, 2006, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $116.7 million. Effective July 6, 2006, we amended our $40.0 million secured revolving line of credit to a credit facility consisting of a $25 million unsecured revolving line of credit with a maturity date of July 5, 2007. Any advances under our amended credit facility will bear interest at the prime rate (8.25% at October 25, 2006) minus 1%. No amounts are currently outstanding under this credit facility.
     We have historically financed our operations and capital requirements through a combination of cash provided by operations, long-term debt, common stock, bank loans, and capital and operating lease obligations. During the nine months ended September 30, 2006, our cash, cash equivalents and marketable securities increased $57.0 million, or 95%, to $116.7 million from $59.7 million at December 31, 2005, primarily due to cash generated from our operations. Our working capital increased $60.0 million, or 42%, to $203.6 million at September 30, 2006 from $143.6 million at December 31, 2005.
     Operating activities provided cash of $57.8 million in the nine months ended September 30, 2006 and $38.0 million in the nine months ended September 30, 2005. The increase in cash generated from operations is primarily attributed to our increased profitability in the nine months ended September 30, 2006.

     Investing activities used cash of $57.8 million in the nine months ended September 30, 2006 and provided cash of $63.6 million in the nine months ended September 30, 2005. Due to the significant cash generated from operations, in the first nine months of 2006, we purchased $57.3 million of marketable securities, compared to the sale of $67.9 million of marketable securities in the first nine months of 2005. Capital expenditures in the first nine months of 2006 were $3.0 million, compared to capital expenditures of $8.0 million in the first nine months of 2005. We expect our capital expenditures in 2006 to be approximately $6.0 million to $7.0 million.
     Financing activities used cash of $750,000 in the first nine months of 2006, due primarily to $3.5 million in payments on our senior borrowings and capital lease obligations offset by the proceeds from the exercise of stock options of $2.8 million. Financing activities used cash of $86.2 million in the first nine months of 2005, due to the repayment of convertible subordinated notes of $189.8 million offset by the net proceeds from our public offering of 11.5 million shares of common stock of $106.4 million.
     We expect our cash flows from financing activities to continue to fluctuate in the future. Our payments under capital lease obligations may also increase in the future if we enter into additional capital lease obligations or change the level of our bank financing. A significant portion of these obligations are held in countries other than the United States; therefore, future foreign currency fluctuations, especially between the United States dollar and the Japanese yen, could cause significant fluctuations in our estimated payment obligations.
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
     As of the end of the period covered by this report, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     As disclosed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2005, on June 8, 2005, the Korean Customs Service issued a Pre-Taxation Notification concerning back duties and value added taxes allegedly owed on goods imported by our Korean subsidiary, Advanced Energy Industries Korea, Inc., during the five year period ended June 8, 2005. An initial hearing for adjudication of the matter before the Korean National Tax Tribunal has been scheduled for November 8, 2006.
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

     We do not believe that there have been any material changes to the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K, however, the risk factors set forth below have been updated to provide you with more current information in order to evaluate the risk and the potential impact of such factors.
     A significant portion of our sales is concentrated among a few customers.
     Our ten largest customers accounted for 57% of our total sales in the third quarter 2006 and 61% in the nine months ended September 30, 2006. Applied Materials, Inc., our largest customer, accounted for 30% of our sales in the three and nine months ended September 30, 2006. No other customer accounted for more than 10% of our sales during this period. The loss of any of our significant customers or a material reduction in any of their purchase orders could significantly harm our business, financial condition and results of operations.
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
     Our sales to customers outside the United States were approximately 45% in the third quarter of 2006 and 43% in the nine months ended September 30, 2006. Our success in competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:
•	Our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•	Our ability to develop relationships with suppliers and other local businesses;

•	Compliance with product safety requirements and standards that are different from those of the United States;

•	Variations in enforcement of intellectual property and contract rights in different jurisdictions;

•	Trade restrictions, political instability, disruptions in financial markets and deterioration of economic conditions;

•	The ability to provide sufficient levels of technical support in different locations;

•	Collecting past due accounts receivable from foreign customers;

•	Changes in tariffs, taxes and foreign currency exchange rates; and

•	Our ability to obtain business licenses as may be needed in international locations to support expanded operations.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
Exhibits:

10.1	Loan Modification Agreement dated July 25, 2006, by and between Silicon Valley Bank and Advanced Energy Industries, Inc. (1)

10.2	Non-Employee Director Compensation Structure (2)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 25, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 28, 2006.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2006	ADVANCED ENERGY INDUSTRIES, INC.
/s/ Lawrence D. Firestone
Lawrence D. Firestone
Executive VP & Chief Financial Officer

INDEX TO EXHIBITS

10.1	Loan Modification Agreement dated July 25, 2006, by and between Silicon Valley Bank and Advanced Energy Industries, Inc. (1)

10.2	Non-Employee Director Compensation Structure (2)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 25, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 28, 2006.