Form 10-Q
period 2007-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2007-05-09
CIK 927003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________ to _________.
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
As of May 7, 2007, there were 45,169,861 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$51,073	$58,240
Marketable securities	105,259	85,978
Trade accounts receivable, net	73,474	71,956
Inventories	57,655	52,778
Deferred income taxes	19,677	24,434
Other current assets	6,532	7,341

Total current assets	313,670	300,727

PROPERTY AND EQUIPMENT, net	31,647	33,571

OTHER ASSETS:
Deposits and other	7,690	2,640
Goodwill	59,038	58,679
Other intangible assets, net	6,643	6,905
Customer service equipment, net	616	832
Deferred income tax assets, net	8,833	8,549

Total assets	$428,137	$411,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$17,428	$16,310
Taxes payable	6,761	7,741
Accrued payroll and employee benefits	12,191	16,899
Accrued warranty expense	7,865	7,845
Accrued restructuring charges	1,939	—
Capital lease obligations, current portion	127	131
Other current liabilities	1,414	4,003

Total current liabilities	47,725	52,929

LONG-TERM LIABILITIES:
Capital leases, net of current portion	175	198
Deferred income tax liabilities, net	1,868	1,971
Other long-term liabilities	7,748	1,015

Total long-term liabilities	9,791	3,184

Total liabilities	57,516	56,113

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY	370,621	355,790

Total liabilities and stockholders’ equity	$428,137	$411,903

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
SALES	$107,323	$93,950

COST OF SALES	59,014	55,400

Gross profit	48,309	38,550

OPERATING EXPENSES:
Research and development	12,035	10,459
Selling, general and administrative	15,542	14,882
Restructuring charges	2,792	29

Total operating expenses	30,369	25,370

INCOME FROM OPERATIONS	17,940	13,180

OTHER INCOME	1,554	1,833

Income before income taxes	19,494	15,013

PROVISION FOR INCOME TAXES	(6,823)	(2,252)

NET INCOME	$12,671	$12,761

BASIC EARNINGS PER SHARE	$0.28	$0.29

DILUTED EARNINGS PER SHARE	$0.28	$0.28

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	44,941	44,571
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,636	45,004
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,671	$12,761
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,130	4,123
Stock-based compensation	821	779
Provision for deferred income taxes	4,343	4
Gain on sale of marketable securities	(31)	(1,670)
Changes in operating assets and liabilities
Accounts receivable, net	(1,137)	(3,099)
Inventories	(4,863)	490
Other current assets	812	1,950
Trade accounts payable	1,105	(529)
Other current liabilities and accrued expenses	(4,426)	(780)
Income taxes payable/receivable, net	(1,024)	583
Non-current assets	23	91
Non-current liabilities	646	64

Net cash provided by operating activities	12,070	14,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(19,651)	(1,990)
Proceeds from sale of equity securities	301	1,992
Purchase of property and equipment	(1,452)	(730)

Net cash used in investing activities	(20,802)	(728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior borrowings and capital lease obligations	(30)	(630)
Proceeds from common stock transactions, net	1,390	1,509

Net cash provided by financing activities	1,360	879

EFFECT OF CURRENCY TRANSLATION ON CASH	205	173

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,167)	15,091
CASH AND CASH EQUIVALENTS, beginning of period	58,240	52,874

CASH AND CASH EQUIVALENTS, end of period	$51,073	$67,965

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19	$99
Cash paid for income taxes	$3,460	$1,610
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of income and cash flows contain all adjustments, consisting of normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at March 31, 2007 and December 31, 2006, and the results of their operations and cash flows for the three-month periods ended March 31, 2007 and 2006.
     The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     NEW ACCOUNTING PRONOUNCEMENTS — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. See Footnote No. 3, “Income Taxes,” for additional information.
          In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 and does not expect the adoption to have an impact on its consolidated financial position and results of operations.
          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 and does not expect the adoption to have an impact on its consolidated financial position and results of operations.
          In June 2006, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This consensus provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently presents taxes resulting from revenue based transaction on a net basis and has determined to keep that policy in place. As a result of this policy, the adoption of EITF 06-03 did not have an impact on the Company’s consolidated financial position or results of operations.
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

     WARRANTY RESERVE POLICY — The Company generally warrants its products for periods typically ranging from 12 to 24 months after shipment. The Company estimates the anticipated costs of repairing products under warranty based on warranties claim experience as well as the historical cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. The Company’s determination of the appropriate level of warranty accrual is subjective and based on estimates. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the condensed consolidated statements of operations.
     The Company recorded warranty charges of $2.3 million in the three months ended March 31, 2007 and $2.6 million in three months ended March 31, 2006
     Included within the warranty charges is $219,000 for the three months ended March 31, 2007, and $378,000 for the three months ended March 31, 2006 for amortization of customer service equipment. This equipment is manufactured product that is utilized as replacement and loaner equipment to existing customers and is amortized over a useful life of one year.
     The following table summarizes the activity in the Company’s warranty reserve during the 2007 and 2006 periods:

	Three Months Ended
	March 31,
(In thousands)	2007	2006
Balance at beginning of period	$7,845	$6,313
Provisions	2,289	2,255
Usages	(2,269)	(2,568)

Balance at end of period	$7,865	$6,000

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
     COMMITMENTS AND CONTINGENCIES — From time to time, the Company is involved in disputes and legal actions arising in the normal course of its business. The Company accrues loss contingencies in connection with its commitments and contingencies, including litigation, when it is probable that a loss has occurred or may occur and the amount of the loss can be reasonably estimated.
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
(2) STOCK-BASED COMPENSATION
     The Company recognizes stock-based compensation expense in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment”. Stock-based compensation was $821,000 and $779,000 for the three months ended March 31, 2007 and 2006, respectively.
Stock Options
     A summary of our stock option activity for the quarter ended March 31, 2007 is as follows:

		Weighted-
		average
		Grant-date
(In thousands, except fair values)	Shares	Fair Value
Options outstanding at December 31, 2006	3,082	$18.78
Options granted	156	20.19
Options exercised	(141)	11.73
Options cancelled	(86)	20.37

Options outstanding at March 31, 2007	3,011	$19.14
Exercisable at March 31, 2007	2,256	$20.81
          The total intrinsic value of options exercised during the quarter ended March 31, 2007 and 2006 was $1.2 million and $699,000, respectively, determined as of the exercise date. As of March 31, 2007, there was $5.4 million of total unrecognized compensation cost related to stock options granted and outstanding, which is expected to be recognized through fiscal year 2011, with a weighted average remaining vesting period of 1.5 years. Cash received from stock option exercises was $1.7 million during the quarter ended March 31, 2007. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2007	2006
Risk-free interest rates	4.7%	4.7%
Expected dividend yield rates	0.0%	0.0%
Expected lives	5.5 years	5.5 years
Expected volatility	60.5%	65.7%
Expected forfeiture rate	22%	22%

Restricted Stock
     A summary of the Company’s non-vested RSU activity for the quarter ended March 31, 2007 is as follows:

		Weighted
		Average
		Grant Date
(In thousands, except fair values)	Shares	Fair Value
Balance outstanding at December 31, 2006	383	$11.42
RSUs granted	90	15.44
RSUs vested	(55)	7.74
RSUs forfeited	(10)	11.01

Balance outstanding at March 31, 2007	408	$11.42
     The fair value of the Company’s RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date. As of March 31, 2007, there was $5.7 million of total unrecognized compensation cost related to non-vested RSUs granted, which cost is expected to be recognized over a weighted average period of 2.8 years. During the quarter ended March 31, 2007, the total fair value of RSUs which vested was $1 million, based upon the closing fair market value of the Company’s common stock on the date the underlying common stock was released to the recipient.
Employee Stock Purchase Plan (the “ESPP”)
     During the three months ended March 31, 2007, no purchase rights were granted under the ESPP. As of March 31, 2007, there was $22,000 of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of two months.
(3) INCOME TAXES
     We adopted the provisions of FIN48 as of January 1, 2007. Upon adoption, the Company increased the long-term liability associated with uncertain tax positions by $6 million and also increased the long-term receivable of $5 million consisting of offsetting tax benefits. The balance of $1 million is an adjustment to the opening balance of retained earnings on January 1, 2007. If recognized, the $1 million would affect our effective tax rate. There have been no significant changes to these amounts during the quarter ended March 31, 2007.
     The tax years 2003 through 2006 remain open to examination by the United States taxing jurisdictions to which we are subject. The foreign taxing jurisdictions have open tax years from 2001 through 2006. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. We did not have any accrued interest or penalties at December 31, 2006. We do not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.
     While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
(4) RESTRUCTURING
On March 2, 2007, the Company announced that it will be closing its manufacturing, distribution, and research and development facility located in Stolberg, Germany and transferring the manufacturing at this facility to the Company’s facilities in Shenzhen, China and Fort Collins, Colorado. Related to this manufacturing transition, the Company recorded restructuring charges in the first quarter of 2007 of $2.8 million, consisting primarily of the accrual of employee severance and severance benefit costs associated with the planned reduction of employees at this facility as well as an asset impairment charge of approximately $900,000 relating to the write-down of certain real and personal property located at this facility to estimated fair value. The majority of the employee severance and severance benefit costs are expected to be paid over the next nine months. The restructuring is expected to impact 69 employees. At March 31, 2007, the Company’s restructuring reserve was approximately $1.9 million primarily relating to severance and severance benefit costs.
(5) MARKETABLE SECURITIES
     Marketable securities consisted of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Commercial paper	$28,234	$29,910
Certificates of deposit	1,004	3,404
Municipal bonds and notes	57,238	51,193
Institutional money markets	18,783	1,471

Total marketable securities	$105,259	$85,978

     These marketable securities are classified as available-for-sale and are stated at period end market value. The commercial paper consists of high credit quality, short-term instruments with maturities or reset dates of approximately 120 days.
(6) ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following:

	March 31,	December 31
	2007	2006
	(In thousands)
Trade accounts receivable, gross	$73,950	$72,501
Allowance for doubtful accounts	(476)	(545)

Trade accounts receivable, net	$73,474	$71,956

(7) INVENTORIES
     Inventories consisted of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Parts and raw materials	$40,581	$39,516
Work in process	5,729	3,190
Finished goods	11,345	10,072

Total inventories	$57,655	$52,778

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of cost or market, computed on a first-in, first-out basis and are presented net of reserves for excess and obsolete inventory.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and amortizable intangible assets consisted of the following as of March 31, 2007:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,015	$1,484	$(7,661)	$838	5
Trademarks and other	8,604	1,632	(4,431)	5,805	17

Total amortizable intangible assets	15,619	3,116	(12,092)	6,643	12

Goodwill	49,766	9,272	—	59,038

Total goodwill and amortizable intangible assets	$65,385	$12,388	$(12,092)	$65,681

     Goodwill and amortizable intangible assets consisted of the following as of December 31, 2006:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,015	$1,477	$(7,499)	$993	5
Trademarks and other	8,604	1,578	(4,270)	5,912	17

Total amortizable intangible assets	15,619	3,055	(11,769)	6,905	12

Goodwill	49,766	8,913	—	58,679

Total goodwill and amortizable intangible assets	$65,385	$11,968	$(11,769)	$65,584

     Amortization expense related to intangible assets for the first quarter of 2007 was $324,000 and for the first quarter of 2006 was $477,000. Estimated amortization expense related to the Company’s acquired intangible assets fluctuates with changes in foreign currency exchange rates between the U.S. dollar, the Japanese yen and the euro. Estimated amortization expense related to amortizable intangibles for each of the five years 2007 through 2011 is as follows:

Estimated
Amortization
Expense
(In thousands)
2007	$958
2008	833
2009	521
2010	418
2011	418

(9) STOCKHOLDERS’ EQUITY
     Stockholders’ equity consisted of the following:

	March 31,	December 31,
(In thousands, except par value)	2007	2006
Common stock, $0.001 par value, 70,000 shares authorized, 45,038 and 44,855 shares issued and outstanding, respectively	$45	$45
Additional paid-in capital	260,904	258,688
Retained earnings	100,055	88,344
Unrealized holding gains on available-for-sale securities, net of tax	250	323
Cumulative translation adjustments	9,367	8,390

Total stockholders’ equity	$370,621	$355,790

(10) COMPREHENSIVE INCOME
     Comprehensive income for the Company consists of net income, foreign currency translation adjustments and net unrealized holding gains on available-for-sale marketable securities as presented below (In thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income, as reported	$12,671	$12,761
Adjustment to arrive at comprehensive income, net of taxes:
Unrealized holding (loss) gain on available-for-sale marketable securities	(73)	59
Reclassification adjustment for amounts included in net income related to sales of securities	—	(964)
Cumulative translation adjustments	977	2,416

Comprehensive income	$13,575	$14,272

(11) COMMITMENTS AND CONTINGENCIES
     From time to time, the Company is involved in disputes and legal actions arising in the normal course of its business. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss will occur and the amount of the loss can be reasonably estimated.
     On September 19, 2005, the Korean Customs Service issued Taxation Notifications concerning back duties and value added taxes allegedly owed on goods imported by the Company’s Korean subsidiary. In 2005, the Company paid the amount allegedly owed and recorded a receivable. As of December 31, 2006, the Company had a reserve against the receivable. On March 30, 2007 and April 2 and 3, 2007, the Company received partial refunds of the assessment paid. The Company is unable to determine if there will be further material recoveries of the disputed amounts.
(12) EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable, stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive. As of March 31, 2007, stock options and restricted stock units totaling approximately 3.4 million were outstanding, and as of March 31, 2006, 3.6 million were outstanding. Not included in the computation of diluted earnings per share are 2.7 million and 3.2 million stock options for the three months ended March 31, 2007 and 2006, respectively, due to the anti-dilutive effect of these shares.
     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006
Earnings per common share
Net income	$12,671	$12,761
Weighted average common shares outstanding	44,941	44,571

Earnings per common share	$0.28	$0.29

Earnings per common share—assuming dilution
Net income	$12,671	$12,761
Weighted average common shares outstanding	44,941	44,571
Effect of dilutive securities:
Stock options and restricted stock units	695	433

Adjusted weighted average common shares outstanding	45,636	45,004

Earnings per common share—assuming dilution	$0.28	$0.28

(13) FOREIGN OPERATIONS AND MAJOR CUSTOMERS
     The Company has operations in the United States, Asia Pacific and Europe. The following is a summary of the Company’s operations by geographic region:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Sales (1):
United States	$61,023	$55,399
Asia Pacific	32,654	30,824
Europe	13,331	7,639
Rest of world	315	88

	$107,323	$93,950

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.

Income (loss) from operations:
United States	$12,095	$11,779
Asia Pacific	5,785	1,476
Europe	1,084	752
Intercompany elimination	(1,024)	(827)

	$17,940	$13,180

	March 31,	December 31,
	2007	2006
Identifiable assets:
United States	$14,143	$14,954
Asia Pacific	18,159	18,616
Europe	1,391	2,276

	$33,693	$35,846

     Intercompany sales among the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.
     Applied Materials, Inc. is the Company’s largest customer and accounted for 29.5% of the Company’s sales for the three months ended March 31, 2007 and 2006. No other customer accounted for 10% or more of the Company’s sales during these periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Statements
     The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. These risks and uncertainties are described below and in other filings we make with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2006. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. We assume no obligation to update any forward-looking statements or the reasons why our actual results might differ.
   OVERVIEW
     We design, manufacture and support complex power conversion and control systems, and gas flow control and thermal measurement devices used in plasma-based, thin-film processing equipment. This equipment is essential to the manufacture of products including the following:
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
     Our installed base enables a recurring revenue opportunity as we sell spare parts, repair services and field upgrades worldwide through our customer service and technical support organization.
     We provide solutions to a diverse range of markets and geographic regions with the semiconductor capital market being our largest market. Sales to customers in the semiconductor capital equipment market comprised 70.9% of our sales in the first quarter of 2007 and 70.3% of our sales in the first quarter of 2006. Our customers in non-semiconductor markets sell flat panel display, data storage, architectural glass, solar cell and other industrial thin-film manufacturing equipment. Our customers in the semiconductor and non-semiconductor markets are large OEM’s and we derive additional revenue by providing services to their customers.

Results of Operations
   OVERVIEW
     Sales for the first quarter of 2007 were $107.3 million, a 14.2% increase over first quarter 2006 sales of $94.0 million. In the first quarter of 2007, we generated net income from operations of $17.9 million, or 16.7% of sales, compared to the first quarter of 2006, when we generated net income from operations of $13.2 million, or 14.0% of sales. Gross margin increased to 45.0% in the first quarter of 2007 from 41.0% in the first quarter of 2006. In the first quarters of 2007 and 2006, we generated earnings of $0.28 per diluted share.
   SALES
     The following tables summarize our unaudited net sales and percentages of net sales by customer type for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)	% Change
	(In thousands)
Semiconductor capital equipment	$76,123	$66,052	$10,071	15.2%
Non-semiconductor capital equipment	31,200	27,898	3,302	11.8%

Total sales	$107,323	$93,950	$13,373	14.2%

	Three Months Ended March 31,
	2007	2006
% of sales
Semiconductor capital equipment	71%	70%
Non-semiconductor capital equipment	29%	30%

	100%	100%

     The following tables summarize our unaudited net sales and percentages of net sales by geographic region for the three-month periods March 31, 2007 and 2006:

	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)	% Change
	(In thousands)
Sales (1):
United States	$61,023	$55,399	$5,624	10.2%
Asia Pacific	32,654	30,824	1,830	5.9%
Europe	13,331	7,639	5,692	74.5%
Rest of world	315	88	227	258.0%

Total sales	$107,323	$93,950	$13,373	14.2%

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.

	Three Months Ended March 31,
	2007	2006
% of sales
United States	57%	59%
Asia Pacific	30%	33%
Europe	13%	8%
Rest of world	—	—

	100%	100%

     Sales were $107.3 million in the first quarter of 2007, an increase of 14.2% over sales of $94.0 million in the first quarter of 2006, due primarily to increased demand in the semiconductor capital equipment market and increased sales of our solar applications partially offset by decreased sales in our flat panel display products due to a delay in capital spending in this market.

     The semiconductor capital equipment market is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry increased approximately 15.2% compared to the first quarter of 2006, primarily driven by the increased demand that our semiconductor and semiconductor capital equipment customers have experienced.
   GROSS PROFIT
     Our gross profit was $48.3 million, or 45.0% of sales, in the first quarter of 2007 compared to $38.6 million, or 41.0% of sales, in the first quarter of 2006. The 4 point increase in our gross margin is primarily attributed to increased sales as well as increased volume of production and advanced manufacturing processes in our China manufacturing facility, as well as lower worldwide logistics costs, lower freight costs, increased utilization of local Asian suppliers, design-led cost reductions and lower warranty costs.
   RESEARCH AND DEVELOPMENT EXPENSES
     The market for our products is characterized by ongoing technological changes. We believe that continued and timely development of new and differentiated products, and enhancements to existing products to support customer requirements, is necessary for us to maintain a competitive position in the markets we serve. Accordingly, we devote a significant portion of our personnel and financial resources to research and development projects and seek to maintain close relationships with our customers and other industry leaders in order to remain responsive to their product requirements. We believe that the continued investment in research and development and ongoing development of new products are essential to the expansion of our markets, and expect to continue to make significant investments in research and development activities. Since inception, all of our research and development costs have been expensed as incurred.
     Our research and development expenses were $12.0 million, or 11.2% of sales, in the first quarter of 2007 and $10.5 million, or 11.1% of sales, in the first quarter of 2006. The 15.1% increase from 2006 to 2007 was primarily due to increased spending, predominantly compensation expense, on development of new and existing platforms to support business growth.
   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Our selling expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, third-party sales representative commissions and other selling and marketing activities. Our general and administrative expenses support our worldwide corporate, legal, patent, tax, financial, governance, administrative, information systems and human resource functions in addition to our general management.
     Selling, general and administrative (“SG&A”) expenses were $15.5 million, or 14.5% of sales, for the first quarter of 2007 and $14.9 million, or 15.8% of sales, for the first quarter of 2006. The 4.4% increase from 2006 to 2007 was primarily due to increased employee compensation and travel expense as well as increased commissions due to increased sales.

   RESTRUCTURING CHARGES
     Our restructuring charges in the first quarter of 2007 were incurred in conjunction with the closing of our manufacturing, distribution, and research and development facility located in Stolberg, Germany which is expected to be complete by October 31, 2007, shortly before our facility lease expires on December 31, 2007. Related to this closure, we recorded restructuring charges of $2.8 million in the first quarter of 2007, consisting primarily of the accrual of employee severance and severance benefit costs associated with the planned reduction of employees at this facility as well as an asset impairment charge of approximately $900,000 relating to the write-down to estimated fair value of certain real and personal property also at this facility.
   OTHER INCOME
     Other income consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items. Other income decreased 15.2% to $1.6 million in the three months ended March 31, 2007 from $1.8 million in the three months ended March 31, primarily due to a gain on sale of equity securities of $1.6 million and investment income of approximately $346,000 in the three months ended March 31, 2006 compared to $1.6 million of investment income received from higher cash balances in the three months ended March 31, 2007.
   PROVISION FOR INCOME TAXES
          The income tax provision for the first quarter of 2007 was $6.8 million which represented an effective tax rate of 35.0%, compared to the income tax provision for the first quarter of 2006 of $2.3 million which represented an effective tax rate of 15.0%. The increase in the effective tax rate resulted from the inclusion of a tax expense for US tax purposes which was nominal in the first quarter of 2006. Tax expense was incurred in the first quarter of 2007 due to the reversal of our valuation allowance of approximately $23.5 million at December 31, 2006. At March 2, 2007, we had a federal net operating loss carryforwards of approximately $27 million, which expire beginning 2023 through 2025. In addition, we have $14 million in net operating loss carryforwards that are subject to certain limitations under the IRS code and we have a valuation allowance booked against them.
Liquidity and Capital Resources
     At March 31, 2007, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $156.3 million. During the three months ended March 31, 2007, our cash, cash equivalents and marketable securities increased $12.2 million, or 8.4%, from $144.2 million at December 31, 2006, primarily due to cash generated from our operations. Our working capital increased $18.1 million, or 7.3%, to $265.9 million at March 31, 2007 from $247.8 million at December 31, 2006.
     Operating activities provided cash of $12.1 million in the three months ended March 31, 2007 primarily due to cash generated by operations partially offset by increased inventory and accounts receivable, compared to $14.8 million of cash provided in the three months ended March 31, 2006.
     Investing activities used $20.8 million of cash in the three months ended March 31, 2007 and $728,000 in the three months ended March 31, 2006 primarily due to purchases of marketable securities. Capital expenditures in the first three months of 2007 were $1.4 million, compared to capital expenditures of $730,000 in the first three months of 2006. We expect our capital expenditures in 2007 to be approximately $6 million to $8 million.
     Financing activities provided cash of $1.4 million in the first three months of 2007 compared to cash provided of $879,000 in the first three months of 2006 primarily due the payoff of our senior borrowings in 2006 .
     We expect our cash flows from financing activities to continue to fluctuate in the future. Our payments under capital lease obligations may also increase in the future if we enter into additional capital lease obligations or utilize of our line of credit. A significant portion of these obligations are held in countries other than the United States; therefore, future foreign currency fluctuations, especially between the United States dollar and the Japanese yen, could cause significant fluctuations in our estimated payment obligations.
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
     We believe that the following critical accounting policies, as discussed in this Form 10-Q and/or our Form 10-K for the year ended December 31, 2006, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•	Revenue recognition

•	Reserve for warranty

•	Reserve for excess and obsolete inventory

•	Stock-based compensation

•	Commitments and contingencies

•	Income taxes

•	Valuation of intangible assets

•	Long-lived assets including intangible assets subject to amortization
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes in the Company’s exposure to market risk from December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006 describes some of the risks and uncertainties associated with our business. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.
     Although we do not believe that there have been any material changes to the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K, the risk factors set forth below have been updated with more current information.
     A significant portion of our sales is concentrated among a few customers.
     Our ten largest customers accounted for 58.9% of our total sales in the first quarter 2007. Applied Materials, Inc., our largest customer, accounted for 29.5% of our sales in the three months ended March 31, 2007. No other customer accounted for more than 10% of our sales during this period. The loss of any of our significant customers or a material reduction in any of their purchase orders could significantly harm our business, financial condition and results of operations.

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

ADVANCED ENERGY INDUSTRIES, INC.

Dated: May 9, 2007	/s/ Lawrence D. Firestone

Lawrence D. Firestone
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.