Form 10-Q
period 2007-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2007-08-03
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007.
OR

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
As of July 31, 2007, there were 45,240,288 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets – June 30, 2007 and December 31, 2006

Condensed Consolidated Statements of Income – Three and six months ended June 30, 2007 and 2006

Condensed Consolidated Statements of Cash Flows -Six months ended June 30, 2007 and 2006

Notes to Condensed Consolidated Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

SIGNATURE
Loan Modification Agreement
Amended And Restated 2003 Non-Employee Directors' Stock Option Plan
Amended And Restated 2003 Employees' Stock Option Plan
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I            FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,080	$58,240
Marketable securities	105,407	85,978
Trade accounts receivable, net	71,979	71,956
Inventories	56,896	52,778
Deferred income taxes	22,692	24,434
Other current assets	5,975	7,341

Total current assets	336,029	300,727

PROPERTY AND EQUIPMENT, net	30,659	33,571

OTHER ASSETS:
Deposits and other	8,105	2,640
Goodwill	58,205	58,679
Other intangible assets, net	6,199	6,905
Customer service equipment, net	617	832
Deferred income tax assets, net	3,897	8,549

Total assets	$443,711	$411,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$16,656	$16,310
Taxes payable	9,526	7,741
Accrued payroll and employee benefits	14,541	16,899
Accrued warranty expense	7,435	7,845
Accrued restructuring charges	1,469	—
Capital lease obligations, current portion	124	131
Other current liabilities	1,229	4,003

Total current liabilities	50,980	52,929

LONG-TERM LIABILITIES:
Capital leases, net of current portion	146	198
Deferred income tax liabilities, net	1,688	1,971
Other long-term liabilities	7,809	1,015

Total long-term liabilities	9,643	3,184

Total liabilities	60,623	56,113

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY	383,088	355,790

Total liabilities and stockholders’ equity	$443,711	$411,903

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three months Ended June 30,
	2007	2006
SALES	$103,049	$104,571

COST OF SALES	58,094	59,811

Gross profit	44,955	44,760

OPERATING EXPENSES:
Research and development	12,911	10,804
Selling, general and administrative	15,616	14,694
Restructuring and asset impairment charges	158	31

Total operating expenses	28,685	25,529

INCOME FROM OPERATIONS	16,270	19,231

OTHER INCOME	1,505	741

Income before income taxes	17,775	19,972

PROVISION FOR INCOME TAXES	(6,108)	(1,947)

INCOME FROM CONTINUING OPERATIONS	11,667	18,025

Gain on sale of discontinued assets	—	138

INCOME FROM DISCONTINUED OPERATIONS	—	138

NET INCOME	$11,667	$18,163

NET INCOME PER BASIC SHARE:
Income from continuing operations	$0.26	$0.40
Income from discontinued operations	$0.00	$0.00
BASIC EARNINGS PER SHARE	$0.26	$0.41

NET INCOME PER DILUTED SHARE:
Income from continuing operations	$0.25	$0.40
Income from discontinued operations	$0.00	$0.00
DILUTED EARNINGS PER SHARE	$0.25	$0.40

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,161	44,704
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,992	45,108
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Six months Ended June 30,
	2007	2006
SALES	$210,372	$198,521

COST OF SALES	117,108	115,211

Gross profit	93,264	83,310

OPERATING EXPENSES:
Research and development	24,946	21,263
Selling, general and administrative	31,158	29,576
Restructuring and asset impairment charges	2,950	60

Total operating expenses	59,054	50,899

INCOME FROM OPERATIONS	34,210	32,411

OTHER INCOME	3,059	2,574

Income before income taxes	37,269	34,985

PROVISION FOR INCOME TAXES	(12,931)	(4,199)

INCOME FROM CONTINUING OPERATIONS	24,338	30,786

Gain on sale of discontinued assets	—	138

INCOME FROM DISCONTINUED OPERATIONS	—	138

NET INCOME	$24,338	$30,924

NET INCOME PER BASIC SHARE:
Income from continuing operations	$0.54	$0.69
Income from discontinued operations	$0.00	$0.00
BASIC EARNINGS PER SHARE	$0.54	$0.69

NET INCOME PER DILUTED SHARE:
Income from continuing operations	$0.53	$0.68
Income from discontinued operations	$0.00	$0.00
DILUTED EARNINGS PER SHARE	$0.53	$0.69

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,051	44,638
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,834	45,098
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,338	$30,924
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,051	8,078
Stock-based compensation	1,813	1,413
Provision for deferred income taxes	6,108	465
Restructuring and asset impairment charges	2,950	—
Loss on disposal of property and equipment	—	153
Gain on sale of discontinued assets	—	(138)
Gain on sale of marketable securities	(31)	(1,670)
Changes in operating assets and liabilities
Accounts receivable, net	905	(8,306)
Inventories	(4,067)	(3,089)
Other current assets	37	2,354
Trade accounts payable	388	67
Other current liabilities and accrued expenses	(3,856)	2,656
Income taxes payable/receivable, net	873	94
Non-current assets	(1,232)	8
Non-current liabilities	696	(1,212)

Net cash provided by operating activities	34,973	31,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(20,702)	(36,420)
Proceeds from sale of equity securities	806	1,992
Proceeds from sales of assets	—	539
Purchase of property and equipment	(3,595)	(1,860)

Net cash used in investing activities	(23,491)	(35,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior borrowings and capital lease obligations	(50)	(1,197)
Proceeds from common stock transactions, net	4,106	2,409

Net cash provided by financing activities	4,056	1,212

EFFECT OF CURRENCY TRANSLATION ON CASH	(698)	703

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	14,840	(2,037)
CASH AND CASH EQUIVALENTS, beginning of period	58,240	52,874

CASH AND CASH EQUIVALENTS, end of period	$73,080	$50,837

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$52	$199
Cash paid for income taxes	$4,962	$4,352
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of income and cash flows contain all adjustments, consisting of normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at June 30, 2007 and December 31, 2006, and the results of their operations for the three- and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month period ended June 30, 2007 and 2006.
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
     ESTIMATES AND ASSUMPTIONS – The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, determining useful lives for depreciation and amortization, assessing the need for impairment charges, establishing warranty reserves, establishing the fair value and forfeiture rate of stock-based compensation, accounting for income taxes, and assessing excess and obsolete inventory and various other items. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
     NEW ACCOUNTING PRONOUNCEMENTS – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. See Footnote No. 3, “Income Taxes,” for additional information.

     In May 2007, the FASB issued Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” which amends FIN 48 and provides guidance concerning how an entity should determine whether a tax position is “effectively,” rather than the previously required “ultimately,” settled for the purpose of recognizing previously unrecognized tax benefits. In addition, FSP No. FIN 48-1 provides guidance on determining whether a tax position has been effectively settled. The guidance in FSP No. FIN 48-1 is effective upon the initial January 1, 2007 adoption of FIN 48. Companies that have not applied this guidance must retroactively apply the provisions of this FSP to the date of the initial adoption of FIN 48. The Company has adopted FSP No. FIN 48-1 and no retroactive adjustments are necessary.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 and does not expect the adoption to have an impact on its consolidated financial position and results of operations.
     In September 2006, the FASB issued FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as other comprehensive income. The Company adopted FAS 158 for the year ended December 31, 2006. The adoption of FAS 158 did not have a material effect on the Company’s financial statements.
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
     In June 2006, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This consensus provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently presents taxes resulting from revenue based transaction on a net basis and has determined to keep that policy in place. As a result of this policy, the adoption of EITF 06-03 did not have an impact on the Company’s consolidated financial position or results of operations.
     REVENUE RECOGNITION – The Company’s standard shipping term is freight on board (“FOB”) shipping point, for which revenue is recognized upon shipment of its products, at which time title passes to the customer, the price is fixed and collectibility is reasonably assured. For certain customers, the Company has FOB destination terms, for which revenue is recognized upon receipt of the products by the customer, at which time title passes to the customer, the price is fixed and collectibility is reasonably assured. Revenues from contracts that contain certain customer acceptance provisions are deferred until customer acceptance occurs. Generally, the Company does not have obligations to its customers after its products are shipped under FOB shipping point terms, after its products are received by customers under FOB destination terms, and after the products are accepted by customers under contractual acceptance provisions, other than pursuant to warranty obligations. In limited instances, the Company provides installation of its products. In accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables”, the Company allocates revenue based on the fair value of the delivered item, generally the product, and the undelivered item, installation, based on their respective fair values. Revenue related to the undelivered item is deferred until the services have been completed.
     In certain instances, the Company requires its customers to pay for a portion or all of their purchases prior to the Company manufacturing or shipping these products. Cash payments received prior to shipment are recorded as customer deposits and deferred revenue in the condensed consolidated balance sheets, and then recognized as revenue as appropriate based upon the transfer of title of the products. The Company does not offer price protection to its customers or allow returns, unless covered by its normal policy for repair of defective products.
     WARRANTY RESERVE POLICY – The Company generally warrants its products for periods typically ranging from 12 to 24 months after shipment. The Company estimates the anticipated costs of repairing products under warranty based on warranties claim experience as well as the historical cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. The Company’s determination of the appropriate level of warranty accrual is subjective and based on estimates. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the condensed consolidated statements of income.
     The following table summarizes the activity in the Company’s warranty reserve during the 2007 and 2006 periods:

	Three months Ended		Six months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Balance at beginning of period	$7,865	$6,000	$7,845	$6,313
Provisions	2,021	3,069	4,225	5,324
Usages	(2,451)	(2,626)	(4,635)	(5,194)

Balance at end of period	$7,435	$6,443	$7,435	$6,443

     EXCESS AND OBSOLETE INVENTORY— Inventory is written down or written off when it is deemed excess or becomes obsolete, which generally occurs due to engineering changes to a product or discontinuance of a product line. Judgment by management is necessary in estimating the net realizable value of inventory based primarily upon forecasts of product demand. Charges for excess and obsolete inventory are recorded within cost of sales or research and development in the condensed consolidated statement of income per Company policy.
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
     Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.
(2) STOCK-BASED COMPENSATION
     The Company recognizes stock-based compensation expense in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment”. Stock-based compensation was $992,000 and $634,000 for the three months ended June 30, 2007 and 2006, respectively and $1.8 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively.
Stock Options
     A summary of our stock option activity for the six-month period ended June 30, 2007 is as follows:

		Weighted-
		average
		Grant-date
(In thousands, except fair values)	Shares	Fair Value
Options outstanding at December 31, 2006	3,061	$18.78
Options granted	319	22.24
Options exercised	(295)	13.56
Options cancelled	(130)	23.62

Options outstanding at June 30, 2007	2,955	$19.15

Exercisable at June 30, 2007	2,060	$20.98

     The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $1.6 million and $2.8 million, respectively, and was $592,000 and $1.3 million for the three and six months ended June 30, 2006, respectively, determined as of the exercise date. As of June 30, 2007, there was $6.3 million of total unrecognized compensation cost related to stock options granted and outstanding, which is expected to be recognized through fiscal year 2011, with a weighted average remaining vesting period of 1.2 years. Cash received from stock option exercises was $2.6 million and $4.3 million during the three and six months ended June 30, 2007, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rates	4.6%	4.9%	4.6%	4.6%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	5.5 years	5.5 years	5.5 years	5.5 years

Expected volatility	60.5%	65.4%	60.5%	65.6%
Expected forfeiture rate	22%	22%	22%	22%
Restricted Stock
     A summary of the Company’s non-vested RSU activity for the six-month period ended June 30, 2007 is as follows:

		Weighted
		Average
		Grant Date
(In thousands, except fair values)	Shares	Fair Value
Balance outstanding at December 31, 2006	383	$11.42
RSUs granted	197	22.71
RSUs vested	(73)	9.66
RSUs forfeited	(17)	11.73

Balance outstanding at June 30, 2007	490	$16.20

     The fair value of the Company’s RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date. As of June 30, 2007, there was $5.6 million of total unrecognized compensation cost related to non-vested RSUs granted, which cost is expected to be recognized over a weighted average period of 2.6 years. During the quarter ended June 30, 2007, the total fair value of RSUs which vested was $437,000, based upon the closing fair market value of the Company’s common stock on the date the underlying common stock was released to the recipient.
Employee Stock Purchase Plan (the “ESPP”)
     As of June 30, 2007, there was $61,000 of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of two months.
(3) INCOME TAXES
     We adopted the provisions of FIN48 as of January 1, 2007. Upon adoption, the Company increased the long-term liability associated with uncertain tax positions by $6 million and also increased the long-term receivable by $5 million consisting of offsetting tax benefits. The balance of $1 million is an adjustment to the opening balance of retained earnings on January 1, 2007. If recognized, the $1 million would affect our effective tax rate. There have been no significant changes to these amounts during the quarter ended June 30, 2007.
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
(4) RESTRUCTURING
On March 2, 2007, the Company announced that it will be closing its manufacturing, distribution, and research and development facility located in Stolberg, Germany. Related to this manufacturing transition, the Company recorded restructuring charges of $2.8 million in the first quarter of 2007, consisting primarily of the accrual of employee severance and severance benefit costs associated with the planned reduction of employees at this facility as well as an asset impairment charge of approximately $900,000 relating to the write-down of certain real and personal property located at this facility to estimated fair value.
In the second quarter of 2007, the Company recorded restructuring charges of $158,000 consisting of $78,000 in employee separation costs and $80,000 in other costs. At June 30, 2007, the Company’s restructuring reserve was approximately $1.5 million primarily relating to employee severance and termination costs.
     The following table summarizes the components of the restructuring charges, the payments and other settlements, and the remaining accrual as of June 30, 2007:

	Employee
	Severance and		Total
	Termination	Other	Restructuring
	Costs	Costs	Charges
		(In thousands)
Accrual balance at December 31, 2006	$—	$—	$—
First quarter 2007 restructuring accrual	1,788	151	1,939
First quarter 2007 settlements	—	—	—

Accrual balance at March 31, 2007	1,788	151	1,939
Second quarter 2007 restructuring accrual	109	80	189
Second quarter 2007 reversals	(31)	—	(31)
Second quarter 2007 settlements	(468)	(160)	(628)

Accrual balance at June 30, 2007	$1,398	$71	$1,469

The remaining employee severance costs liability is expected to be paid over the next six months. The restructuring related to the Stolberg facility closure is expected to cease in the fourth quarter of 2007. Of the 69 employees initially impacted by the restructuring, 10 have resigned and two have accepted other positions within the Company.
(5) MARKETABLE SECURITIES
     Marketable securities consisted of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Commercial paper	$3,458	$29,910
Certificates of deposit	1,004	3,404
Municipal bonds and notes	84,089	51,193
Institutional money markets	16,856	1,471

Total marketable securities	$105,407	$85,978

     These marketable securities are classified as available-for-sale and are stated at period end market value. The commercial paper consists of high credit quality, short-term instruments with maturities or reset dates of approximately 120 days.
(6) ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following:

	June 30,	December 31
	2007	2006
	(In thousands)
Trade accounts receivable, gross	$72,514	$72,501
Allowance for doubtful accounts	(535)	(545)

Trade accounts receivable, net	$71,979	$71,956

(7) INVENTORIES
     Inventories consisted of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Parts and raw materials	$41,911	$39,515
Work in process	3,947	3,190
Finished goods	11,038	10,073

Total inventories	$56,896	$52,778

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of cost or market, computed on a first-in, first-out basis and are presented net of reserves of $8.3 million and $8.6 million for excess and obsolete inventory as of June 30, 2007 and December 31, 2006, respectively.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and amortizable intangible assets consisted of the following as of June 30, 2007:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
		(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,015	$1,495	$(7,768)	$742	5
Trademarks and other	8,604	1,380	(4,527)	5,457	17

Total amortizable intangible assets	15,619	2,875	(12,295)	6,199	12

Goodwill	49,766	8,439	—	58,205

Total goodwill and amortizable intangible assets	$65,385	$11,314	$(12,295)	$64,404

     Goodwill and amortizable intangible assets consisted of the following as of December 31, 2006:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
		(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,015	$1,477	$(7,499)	$993	5
Trademarks and other	8,604	1,578	(4,270)	5,912	17

Total amortizable intangible assets	15,619	3,055	(11,769)	6,905	12

Goodwill	49,766	8,913	—	58,679

Total goodwill and amortizable intangible assets	$65,385	$11,968	$(11,769)	$65,584

     Amortization expense related to intangible assets for the three months ended June 30, 2007 and 2006 was $202,000 and $453,000, respectively and $526,000 and $930,000 for the six months ended June 30, 2007 and 2006, respectively. Estimated amortization expense related to the Company’s acquired intangible assets fluctuates with changes in foreign currency exchange rates between the U.S. dollar, the Japanese yen and the euro. Estimated amortization expense related to amortizable intangibles for each of the five years 2007 through 2011 is as follows:

Estimated
Amortization
Expense
(In thousands)
2007	$958
2008	833
2009	521
2010	418
2011	418
(9) STOCKHOLDERS’ EQUITY
     Stockholders’ equity consisted of the following:

	June 30,	December 31,
(In thousands, except par value)	2007	2006
Common stock, $0.001 par value, 70,000 shares authorized, 45,240 and 44,855 shares issued and outstanding, respectively	$45	$45
Additional paid-in capital	264,590	258,688
Retained earnings	111,722	88,344
Unrealized holding gains on available-for-sale securities, net of tax	216	323
Cumulative translation adjustments	6,515	8,390

Total stockholders’ equity ...	$383,088	$355,790

(10) COMPREHENSIVE INCOME
     Comprehensive income for the Company consists of net income, foreign currency translation adjustments and net unrealized holding gains on available-for-sale marketable securities as presented below (In thousands):

	Three months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income, as reported	$11,667	$18,163	$24,338	$30,924
Adjustment to arrive at comprehensive income, net of taxes:
Unrealized holding (loss) gain on available-for-sale marketable securities	(34)	(45)	(107)	14
Reclassification adjustment for amounts included in net income related to sales of securities	—	—	—	(964)
Cumulative translation adjustments	(2,852)	2,001	(1,875)	4,417

Comprehensive income	$8,781	$20,119	$22,356	$34,391

(11) COMMITMENTS AND CONTINGENCIES
     From time to time, the Company is involved in disputes and legal actions arising in the normal course of its business. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss has occurred or may occur and the amount of the loss can be reasonably estimated.
(12) EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable, stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive. As of June 30, 2007, stock options and restricted stock units totaling approximately 3.4 million were outstanding, and as of June 30, 2006, 3.5 million were outstanding. Not included in the computation of diluted earnings per share are 2.6 million and 2.2 million stock options for the three months ended June 30, 2007 and 2006, respectively, and 2.7 and 2.1 million stock options for the six months ended June 30, 2007 and 2006, respectively, due to the anti-dilutive effect of these shares.
     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2007 and 2006:

	Three months Ended		Six months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Earnings per common share — basic
Net income	$11,667	$18,163	$24,338	$30,924
Weighted average common shares outstanding	45,161	44,704	45,051	44,638

Earnings per share — basic	$0.26	$0.41	$0.54	$0.69

Earnings per common share—assuming dilution
Net income	$11,667	$18,163	$24,338	$30,924
Weighted average common shares outstanding	45,161	44,704	45,051	44,638

	Three months Ended		Six months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Effect of dilutive securities:
Stock options and restricted stock units	831	404	783	460

Adjusted weighted average common shares outstanding	45,992	45,108	45,834	45,098

Earnings per common share—assuming dilution	$0.25	$0.40	$0.53	$0.69

(13) FOREIGN OPERATIONS AND MAJOR CUSTOMERS
     The Company has operations in the United States, Asia Pacific and Europe. The following is a summary of the Company’s operations by geographic region:

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
		(In thousands)
Sales (1):
United States	$56,701	$61,093	$117,724	$116,492
Asia Pacific	36,193	34,504	68,847	65,328
Europe	10,018	8,878	23,349	16,517
Rest of world	137	96	452	184

	$103,049	$104,571	$210,372	$198,521

     (1) These sales amounts are calculated based on the destination for our products and do not contemplate where our customers may subsequently transfer them.

Income (loss) from operations:
United States	$5,063	$13,359	$17,158	$25,138
Asia Pacific	8,830	4,783	14,615	6,259
Europe	2,443	1,088	3,527	1,840
Intercompany elimination	(66)	1	(1,090)	(826)

	$16,270	$19,231	$34,210	$32,411

	June 30,	December 31,
	2007	2006
Identifiable assets:
United States	$19,216	$14,954
Asia Pacific	17,152	18,616
Europe	1,358	2,276

	$37,726	$35,846

     Intercompany sales between the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.
     Applied Materials, Inc. is the Company’s largest customer and accounted for 28% and 32% of the Company’s sales for the three months ended June 30, 2007 and 2006, respectively and 29% and 31% for the six months ended June 30, 2007 and 2006, respectively. No other customer accounted for 10% or more of the Company’s sales during these periods.

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
     In addition to our products that address the thin film deposition market, we recently introduced a new product for the photovoltaic inverter segment of the solar industry and currently have inverter prototypes running in grid-connected applications.
     Our installed base enables a recurring revenue opportunity as we sell spare parts, repair services and field upgrades worldwide through our customer service and technical support organization.
     We provide solutions to a diverse range of markets and geographic regions with the semiconductor capital market being our largest market. Sales to customers in the semiconductor capital equipment industry comprised 66.3% and 69.7% of our sales in the three months ended June 30, 2007 and 2006, respectively and 68.7% and 70.0% of our sales in the six months ended June 30, 2007 and 2006, respectively. Other markets we sell to include flat panel display, data storage, architectural glass, solar cell and other industrial thin-film manufacturing equipment.

Our customers in the semiconductor and other markets are large OEM’s and we derive additional revenue by providing services to their customers.
Results of Operations
OVERVIEW
     The following table summarizes our results of operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Increase/	%	Six Months Ended June 30,		Increase/	%
	2007	2006	Decrease	Change	2007	2006	Decrease	Change
	(In thousands)				(In thousands)
SALES	$103,049	$104,571	$(1,522)	(1.5)%	$210,372	$198,521	$11,851	6.0%

COST OF SALES	58,094	59,811	(1,717)	(2.9)%	117,108	115,211	1,897	1.6%

Gross profit	44,955	44,760	195	0.4%	93,264	83,310	9,954	11.9%

OPERATING EXPENSES:
Research and development	12,911	10,804	2,107	19.5%	24,946	21,263	3,683	17.3%
Selling, general and administrative	15,616	14,694	922	6.3%	31,158	29,576	1,582	5.3%
Restructuring and asset impairment charges	158	31	127	nm	2,950	60	2,890	nm

Total operating expenses	28,685	25,529	3,156	12.4%	59,054	50,899	8,155	16.0%

INCOME FROM OPERATIONS	16,270	19,231	(2,961)	(15.4)%	34,210	32,411	1,799	5.6%

OTHER INCOME	1,505	741	764	103.1%	3,059	2,574	485	18.8%

Income before income taxes	17,775	19,972	(2,197)	(11.0)%	37,269	34,985	2,284	6.5%

PROVISION FOR INCOME TAXES	(6,108)	(1,947)	(4,161)	nm	(12,931)	(4,199)	(8,732)	nm

INCOME FROM CONTINUING OPERATIONS	11,667	18,025	(6,358)	(35.3)%	24,338	30,786	(6,448)	(20.9)%

Gain on sale of discontinued assets	—	138	(138)	nm	—	138	(138)	nm

INCOME FROM DISCONTINUED OPERATIONS	—	138	nm	nm	—	138	nm	nm

NET INCOME	$11,667	$18,163	$(6,496)	(35.8)%	$24,338	$30,924	$(6,586)	(21.3)%

NET INCOME PER BASIC SHARE:
Income from continuing operations	$0.26	$0.40	$(0.14)	(35.0)%	$0.54	$0.69	$(0.15)	(21.7)%
Income from discontinued operations	$0.00	$0.00	$0.00	—	$0.00	$0.00	$0.00	—
BASIC EARNINGS PER SHARE	$0.26	$0.41	$(0.15)	(36.6)%	$0.54	$0.69	$(0.15)	(21.7)%

NET INCOME PER DILUTED SHARE:
Income from continuing operations	$0.25	$0.40	$(0.15)	(37.5)%	$0.53	$0.68	$(0.15)	(22.1)%
Income from discontinued operations	$0.00	$0.00	$0.00	—	$0.00	$0.00	$0.00	—
DILUTED EARNINGS PER SHARE	$0.25	$0.40	$(0.15)	(37.5)%	$0.53	$0.69	$(0.16)	(23.2)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Expenses - % of sales	2007	2006	2007	2006
Research and development	12.5%	10.3%	11.9%	10.7%
Selling, general and administrative	15.2%	14.1%	14.8%	14.9%
Restructuring and asset impairment charges	0.1%	—	1.4%	—

Total operating expenses	27.8%	24.4%	28.1%	25.6%
SALES
     The following tables summarize our unaudited net sales and percentages of net sales by customer type for the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	%	June 30,		Increase/	%
	2007	2006	Decrease	Change	2007	2006	Decrease	Change
	(In thousands)				(In thousands)
Semiconductor capital equipment	$68,350	$72,855	$(4,505)	(6.2)%	$144,473	$138,907	$5,566	4.0%
Non-semiconductor capital equipment	34,699	31,716	2,983	9.4%	65,899	59,614	6,285	10.5%

Total sales	$103,049	$104,571	$(1,522)	(1.5)%	$210,372	$198,521	$11,851	6.0%

	Three Months Ended June 30,		Six Months Ended June 30,
% of sales	2007	2006	2007	2006
Semiconductor capital equipment	66%	70%	69%	70%
Non-semiconductor capital equipment	34%	30%	31%	30%

	100%	100%	100%	100%

     The following tables summarize our unaudited net sales and percentages of net sales by geographic region for the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended				Six Months Ended
	June 30,		Increase/	%	June 30,		Increase/	%
	2007	2006	Decrease	Change	2007	2006	Decrease	Change
	(In thousands)				(In thousands)
Sales (1):
United States/Canada	$56,701	$61,093	$(4,392)	(7.2)%	$117,724	$116,492	$1,232	1.1%
Asia Pacific	36,193	34,504	1,689	4.9%	68,847	65,328	3,519	5.4%
Europe	10,018	8,878	1,140	12.8%	23,349	16,517	6,832	41.4%
Rest of world	137	96	41	42.7%	452	184	268	145.7%

Total sales	$103,049	$104,571	$(1,522)	(1.5)%	$210,372	$198,521	$11,581	5.8%

(1)	These sales amounts are calculated based on the destination for our products and do not contemplate where our customers may subsequently transfer them.

	Three Months Ended June 30,		Six Months Ended June 30,
% of sales	2007	2006	2007	2006
United States/Canada	55%	59%	56%	59%
Asia Pacific	35%	33%	33%	33%
Europe	10%	8%	11%	8%
Rest of world	—	—	—	—

	100%	100%	100%	100%

     The semiconductor capital equipment market is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry decreased approximately 6.2% compared to the three months ended June 30, 2006 and increased approximately 4.0% compared to the six months ended June 20, 2006, primarily driven by the changes in demand that our semiconductor customers have experienced.

     GROSS PROFIT
     Our gross profit as a percentage of sales was 43.6% and 42.8% in the three months ended June 30, 2007 and 2006, respectively, compared to 44.3% and 42.0% in the three and six months ended June 30, 2006, respectively. The increase in our gross margin is primarily attributable to increased volume of production and advanced manufacturing processes in our China manufacturing facility.
     RESEARCH AND DEVELOPMENT EXPENSES
     The market for our products is characterized by ongoing technological changes. We believe that continued and timely development of new and differentiated products, and enhancements to existing products to support customer requirements, is necessary for us to maintain a competitive position in the markets we serve. Accordingly, we devote a significant portion of our personnel and financial resources to research and development projects and seek to maintain close relationships with our customers and other industry leaders in order to remain responsive to their product requirements. We believe that the continued investment in research and development and ongoing development of new products are essential to the expansion of our markets, and expect to continue to make significant investments in research and development activities. Since inception, all of our research and development costs have been expensed as incurred. The increases in our research and development expenses from 2006 to 2007 was primarily due to increased spending, predominantly compensation expense, on development of new and existing platforms, such as the solar inverter, to support business growth.
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Our selling expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, third-party sales representative commissions and other selling and marketing activities. Our general and administrative expenses support our worldwide corporate, legal, patent, tax, financial, governance, administrative, information systems and human resource functions in addition to our general management. The increases in our SG&A expenses from 2006 to 2007 were primarily due to increased employee compensation and travel expense as well as increased commissions due to increased sales.
     RESTRUCTURING CHARGES
     Our restructuring charges were incurred in conjunction with the closing of our manufacturing, distribution, and research and development facility located in Stolberg, Germany which is expected to be complete by October 31, 2007, shortly before our facility lease expires on December 31, 2007. Related to this closure, we recorded restructuring charges of $2.8 million in the first quarter of 2007 and $158,000 in the second quarter of 2007, consisting primarily of the accrual of employee severance and severance benefit costs associated with the planned reduction of employees at this facility as well as an asset impairment charge of approximately $900,000 relating to the write-down to estimated fair value of certain real and personal property also at this facility.
     OTHER INCOME
     Other income consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items. Other income increased

18.8% to $3.1 million in the six months ended June 30, 2007 from $2.6 million in the six months ended June 30, 2006 primarily due to investment income received from higher cash balances in the six months ended June 30, 2007.
     PROVISION FOR INCOME TAXES
          We adopted the provisions of FIN 48 as of January 1, 2007. Upon adoption, the Company increased the long-term liability associated with uncertain tax positions by $6 million and also increased the long-term receivable by $5 million consisting of offsetting tax benefits. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these contractual obligations cannot be disclosed in more detail.
          The income tax provision and effective tax rate for the three and six months ended June 30, 2007 was $6.1 million and 34.4% and $12.9 million and 34.7%, respectively. The income tax provision and effective tax rate for the three and six months ended June 30, 2006 was $1.9 million and 9.7% and $4.2 million and 12.0%, respectively. The increase in the effective tax rate resulted from the inclusion of a tax expense for United States tax purposes which was nominal in the six months ended June 30, 2006. Tax expense was incurred in the six months ended June 30, 2007 due to the reversal of our valuation allowance of approximately $23.5 million at December 31, 2006 after which we no longer offset tax expense attributable to US earnings with reductions in the valuation allowance recorded against the benefit of prior operating losses. At June 30, 2007, we had federal net operating loss carryforwards of approximately $22 million, which expire beginning 2023 through 2025. Included in the $22 million are $10 million of federal net operating losses related to exercises of stock options, the benefits of which will be booked to equity when these net operating losses are utilized. In addition, we have $14 million in net operating loss carryforwards that are subject to certain limitations under the IRS code and we have a valuation allowance booked against them.
Liquidity and Capital Resources
     At June 30, 2007, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $178.5 million. During the six months ended June 30, 2007, our cash, cash equivalents and marketable securities increased $34.3 million, or 23.8%, from $144.2 million at December 31, 2006, primarily due to cash generated from our operations. Our working capital increased $37.3 million, or 15.1%, to $285.0 million at June 30, 2007 from $247.8 million at December 31, 2006.
     Operating activities provided cash of $35.0 million in the six months ended June 30, 2007 primarily due to cash generated by operations partially offset by increased inventory, compared to $31.8 million of cash provided in the six months ended June 30, 2006.
     Investing activities used $23.5 million of cash in the six months ended June 30, 2007 and $35.7 million in the six months ended June 30, 2006 primarily due to purchases of marketable securities. Capital expenditures in the first six months of 2007 were $3.6 million, compared to capital expenditures of $1.9 million in the first six months of 2006. We expect our total capital expenditures in 2007 to be approximately $6 million to $8 million.
     Financing activities provided cash of $4.1 million in the first six months of 2007, compared to cash provided of $1.2 million in the first six months of 2006 primarily due the payoff of our senior borrowings in 2006 and cash received from the exercise of options.
     On August 2, 2007, we entered into a Loan Modification Agreement with Silicon Valley Bank (the “Bank”), thereby amending the Loan and Security Agreement dated May 10, 2002, as previously amended through July 5, 2007 between us and the Bank. The primary effect of the amendment is to extend the maturity date of the line of credit to July 4, 2008.
     We expect our cash flows from financing activities to continue to fluctuate in the future. Our financing payments may also increase in the future if we enter into additional capital lease obligations or utilize our line of credit. A significant portion of these obligations are held in countries other than the United States; therefore, future foreign currency fluctuations, especially between the United States dollar and the Japanese yen, could cause significant fluctuations in our estimated payment obligations.

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
     As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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
     Our ten largest customers accounted for 51% and 55% of our total sales in the three and six months ended June 30, 2007, respectively and 68% and 65% of our total sales in the three and six months ended June 30, 2006, respectively. Applied Materials, Inc., the Company’s largest customer, accounted for 28% and 32% of the Company’s sales for the three months ended June 30, 2007 and 2006, respectively and 29% and 31% for the six months ended June 30, 2007 and 2006, respectively. No other customer accounted for more than 10% of our sales during these periods. The loss of any of our significant customers or a material reduction in any of their purchase orders could significantly harm our business, financial condition and results of operations.
     Our customers continually exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base and the highly competitive markets in which we compete, we may be required to reduce our prices or extend payment terms to remain competitive. We may not be able to reduce our expenses in an amount sufficient to offset potential margin declines.
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
•	Inability to obtain an adequate supply of required parts, components or subassemblies;

•	Supply shortages if a sole source provider ceases operations;

•	Reduced control over pricing, payment terms and timing of delivery of raw materials, parts, components or subassemblies;

•	Need to qualify alternative suppliers which could be time consuming and lead to delays in delivery of products to our customers, as well as increased costs; and

•	Inability of our suppliers to develop technologically advanced products to support our growth and development of new products.
     If we are unable to successfully qualify additional suppliers and manage relationships with our existing and future suppliers or if our suppliers cannot meet our performance or quality specifications, or timing requirements, we may experience shortages, delays, or increased costs of raw materials, parts, components or subassemblies. This in turn could limit our ability to manufacture and ship our products, which could adversely and materially affect our business, financial condition and operating results and relationships with our current and prospective customers.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
Exhibits:
10.1	Loan Modification Agreement dated August 2, 2007, by and between Silicon Valley Bank and Advanced Energy Industries, Inc.

10.2	Amended And Restated 2003 Non-Employee Directors’ Stock Option Plan. *

10.3	Amended And Restated 2003 Employees’ Stock Option Plan. *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated: August 3, 2007
/s/ Lawrence D. Firestone

Lawrence D. Firestone
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS
10.1	Loan Modification Agreement dated August 2, 2007, by and between Silicon Valley Bank and Advanced Energy Industries, Inc.

10.2	Amended And Restated 2003 Non-Employee Directors’ Stock Option Plan. *

10.3	Amended And Restated 2003 Employees’ Stock Option Plan. *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan