Form 10-Q/A
period 2007-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2007-11-09
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE
          This amendment on Form 10-Q/A is being filed to revise Part II — Other Information of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 that was filed on August 3, 2007 (“the Report”) to correct an inadvertent omission in Item 4 — Submission of Matters to a Vote of Security Holders. This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6. EXHIBITS

SIGNATURE
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART II OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2007 Annual Meeting of Stockholders on Wednesday, May 2, 2007 to vote on four proposals. Proxy statements were sent to all shareholders. The first proposal was for the election of the following eight directors: Douglas S. Schatz, Richard P. Beck, Hans Georg Betz, Joseph R. Bronson, Trung T. Doan, Barry Z. Posner, Thomas Rohrs and Elwood Spedden. All eight directors were elected with the following votes tabulated:

Name of Director	Votes For	Votes Withheld
Mr. Schatz	40,491,874	759,062
Mr. Beck	38,347,508	2,903,428
Dr. Betz	40,497,772	753,164
Mr. Bronson	40,905,510	345,426
Mr. Doan	40,906,325	344,611
Dr. Posner	40,906,344	344,592
Mr. Rohrs	39,838,276	1,412,660
Mr. Spedden	40,497,087	753,849
     The second proposal was to amend the 2003 Non-Employee Directors’ Stock Option Plan to expand the forms of awards that may be granted to non-employee directors. The amendment was approved with the following votes tabulated:

For	Against	Abstain	Broker Non-Vote
36,333,745	1,974,870	40,422	2,901,899
     The third proposal was to amend the 2003 Stock Option Plan to expand the forms of awards that may be granted employees. The amendment was approved with the following votes tabulated:

For	Against	Abstain	Broker Non-Vote
36,053,560	2,220,484	74,993	2,901,899
     The fourth proposal was to approve the appointment of Grant Thornton LLP as the independent registered public accounting firm of the Company for 2007. The appointment of Grant Thornton LLP was ratified with the following votes tabulated:

For	Against	Abstain	Broker Non-Vote
40,371,436	830,363	49,136	0

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated: November 9, 2007
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