Form 10-Q
period 2007-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2007-11-09
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007.
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
As of November 6, 2007, there were 45,273,511 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,878	$58,240
Marketable securities	108,154	85,978
Trade accounts receivable, net	69,704	71,956
Inventories	57,388	52,778
Deferred income taxes	21,740	24,434
Assets held for sale	1,345	—
Other current assets	5,877	7,341

Total current assets	341,086	300,727

PROPERTY AND EQUIPMENT, NET	30,677	33,571

OTHER ASSETS:
Deposits and other	8,296	2,640
Goodwill	60,587	58,679
Other intangible assets, net	6,426	6,905
Customer service equipment, net	939	832
Deferred income tax assets, net	4,222	8,549

Total assets	$452,233	$411,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$15,578	$16,310
Taxes payable	4,453	7,741
Accrued payroll and employee benefits	11,350	16,899
Accrued warranty expense	9,194	7,845
Accrued restructuring charges	142	—
Capital lease obligations, current portion	128	131
Other current liabilities	3,221	4,003

Total current liabilities	44,066	52,929

LONG-TERM LIABILITIES:
Capital leases, net of current portion	133	198
Deferred income tax liabilities, net	1,787	1,971
Other long-term liabilities	7,931	1,015

Total long-term liabilities	9,851	3,184

Total liabilities	53,917	56,113

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY	398,316	355,790

Total liabilities and stockholders’ equity	$452,233	$411,903

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2007	2006
SALES	$90,491	$107,688

COST OF SALES	53,765	60,674

Gross profit	36,726	47,014

OPERATING EXPENSES:
Research and development	12,937	11,345
Selling, general and administrative	15,738	17,309
Restructuring and asset impairment charges	556	31

Total operating expenses	29,231	28,685

INCOME FROM OPERATIONS	7,495	18,329

OTHER INCOME	307	1,044

Income before income taxes	7,802	19,373

PROVISION FOR INCOME TAXES	1,947	2,381

NET INCOME	$5,855	$16,992

BASIC EARNINGS PER SHARE	$0.13	$0.38

DILUTED EARNINGS PER SHARE	$0 .13	$0.38

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,248	44,762
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,761	45,166
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2007	2006
SALES	$300,863	$306,209

COST OF SALES	170,873	175,885

Gross profit	129,990	130,324

OPERATING EXPENSES:
Research and development	37,883	32,608
Selling, general and administrative	46,896	46,885
Restructuring and asset impairment charges	3,505	91

Total operating expenses	88,284	79,584

INCOME FROM OPERATIONS	41,706	50,740

OTHER INCOME	3,367	3,755

Income before income taxes	45,073	54,495

PROVISION FOR INCOME TAXES	14,879	6,580

NET INCOME	$30,194	$47,915

NET INCOME PER BASIC SHARE	$0.67	$1.07

NET INCOME PER DILUTED SHARE	$0.66	$1.06

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,117	44,679
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,696	45,168
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,194	$47,915
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,188	11,960
Stock-based compensation	2,807	2,224
Provision for deferred income taxes	6,848	95
Restructuring and asset impairment charges	3,505	—
Loss on disposal of property and equipment	—	154
Gain on sale of marketable securities	(32)	(1,670)
Changes in operating assets and liabilities
Accounts receivable, net	5,324	(5,528)
Inventories	(4,133)	(1,443)
Other current assets	(1,482)	1,113
Trade accounts payable	(843)	(2,552)
Other current liabilities and accrued expenses	(5,274)	5,430
Income taxes payable/receivable, net	(3,142)	1,488
Non-current assets	(1,923)	(214)
Non-current liabilities	(772)	(1,214)

Net cash provided by operating activities	40,265	57,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(110,585)	(57,300)
Proceeds from sale of marketable securities	88,523	1,992
Proceeds from sales of assets	—	539
Purchase of property and equipment	(5,716)	(3,000)

Net cash used in investing activities	(27,778)	(57,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior borrowings and capital lease obligations	(77)	(3,511)
Proceeds from common stock transactions	4,126	2,761

Net cash provided (used in) by financing activities	4,049	(750)

EFFECT OF CURRENCY TRANSLATION ON CASH	2,102	676

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,638	(85)
CASH AND CASH EQUIVALENTS, beginning of period	58,240	52,874

CASH AND CASH EQUIVALENTS, end of period	$76,878	$52,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$41	$316
Cash paid for income taxes	$11,643	$4,907
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of income and cash flows contain all adjustments, consisting of normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at September 30, 2007 and December 31, 2006, and the results of their operations for the three- and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006.
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
               NEW ACCOUNTING PRONOUNCEMENTS — In May 2007, the FASB issued Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” which amends FIN 48 and provides guidance concerning how an entity should determine whether a tax position is “effectively,” rather than the previously required “ultimately,” settled for the purpose of recognizing previously unrecognized tax benefits. In addition, FSP No. FIN 48-1 provides guidance on determining whether a tax position has been effectively settled. FSP No. FIN 48-1 became effective on January 1, 2007. Companies that have not applied FSP No. FIN 48-1 must retroactively apply the provisions to January 1, 2007. The Company has adopted FSP No. FIN 48-1 and no retroactive adjustments are necessary.

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
     In certain instances, the Company requires its customers to pay for a portion or all of their purchases prior to the Company manufacturing or shipping these products. Cash payments received prior to shipment are recorded as customer deposits and deferred revenue in the condensed consolidated balance sheets, and then recognized as revenue as appropriate based upon delivery of the products. The Company does not offer price protection to its customers or allow returns, unless covered by its normal policy for repair of defective products.
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

     The following table summarizes the activity in the Company’s warranty reserve during the 2007 and 2006 periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Balance at beginning of period	$7,435	$6,443	$7,845	$6,313
Provisions	5,000	2,611	9,225	6,858
Usages	(3,241)	(2,490)	(7,876)	(6,607)

Balance at end of period	$9,194	$6,564	$9,194	$6,564

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
     Goodwill is subject to periodic (at least annual) tests for impairment. Impairment testing is performed in two steps: (i) goodwill is assessed for potential impairment by comparing the fair value of the Company’s reporting unit with the carrying value, and (ii) if potential impairment is indicated because the reporting unit’s fair value is less than its carrying amount, the amount of impairment loss is measured by comparing the implied fair value of goodwill with the carrying amount of that goodwill.
     Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.
(2) STOCK-BASED COMPENSATION
     The Company recognizes stock-based compensation expense in accordance with the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment”. Stock-based compensation was $994,000 and $807,000 for the three months ended September 30, 2007 and 2006, respectively and $2.8 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Stock Options
     A summary of our stock option activity for the nine-month period ended September 30, 2007 is as follows:

		Weighted-
		Average
		Grant-date
(In thousands, except fair values)	Shares	Fair Value
Options outstanding at December 31, 2006	3,079	$18.85
Options granted	481	22.32
Options exercised	(322)	13.48
Options cancelled	(165)	24.63

Options outstanding at September 30, 2007	3,073	$19.65

Exercisable at September 30, 2007	2,096	$20.59

          The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $51,000 and $2.9 million, respectively, and was $236,000 and $1.5 million for the three and nine months ended September 30, 2006, respectively, determined as of the exercise date. As of September 30, 2007, there was $10.7 million of total unrecognized compensation cost related to stock options granted and outstanding, which is expected to be recognized through fiscal year 2011, with a weighted average remaining vesting period of 2.8 years. Cash received from stock option exercises was $89,000 and $4.1 million, net of $300,000 in tax withholdings, during the three and nine months ended September 30, 2007, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rates	4.8%	4.7%	4.7%	4.7%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	5.5 years	5.5 years	5.5 years	5.5 years
Expected volatility	60.5%	65.3%	60.5%	65.5%
Expected forfeiture rate	22%	22%	22%	22%
Restricted Stock
     A summary of the Company’s non-vested RSU activity for the nine-month period ended September 30, 2007 is as follows:

		Weighted
		Average
		Grant Date
(In thousands, except fair values)	Shares	Fair Value
Balance outstanding at December 31, 2006	383	$11.42
RSUs granted	199	22.70
RSUs vested	(86)	18.90
RSUs forfeited	(19)	11.88

Balance outstanding at September 30, 2007	477	$16.05

          The fair value of the Company’s RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date. As of September 30, 2007, there was

$5.8 million of total unrecognized compensation cost related to non-vested RSUs granted, which cost is expected to be recognized over a weighted average period of 1.6 years. During the quarter ended September 30, 2007, the total fair value of RSUs which vested was $232,000, based upon the closing fair market value of the Company’s common stock on the date the underlying common stock was released to the recipient.
Employee Stock Purchase Plan (the “ESPP”)
          As of September 30, 2007, there was $15,000 of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of one month.
(3) INCOME TAXES
          We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109” (“FIN 48”) as of January 1, 2007.  Upon adoption, the Company increased the long-term liability associated with uncertain tax positions by $6 million and also increased the long-term receivable by $5 million consisting of offsetting tax benefits. The balance of $1 million is an adjustment to the opening balance of retained earnings on January 1, 2007.  If recognized, the $1 million would affect our effective tax rate. There have been no changes to these amounts during the quarter ended September 30, 2007.
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
(4) RESTRUCTURING
          On March 2, 2007, the Company announced that it will be closing its manufacturing, distribution, and research and development facility located in Stolberg, Germany. Related to this manufacturing transition, the Company recorded restructuring charges of $1.9 million in the first quarter of 2007, consisting primarily of the accrual of employee severance and severance benefit costs associated with the planned reduction of employees at this facility. The Company also recorded as an asset impairment charge of approximately $900,000 relating to the write-down of certain real and personal property located at this facility to estimated fair value in the first quarter of 2007.

          In the second quarter of 2007, the Company recorded restructuring charges of $158,000 consisting of legal and other consulting fees.
          In the third quarter of 2007, the Company recorded restructuring charges of $556,000 consisting of $122,000 in employee separation costs and $434,000 in other costs including legal and transportation costs. At September 30, 2007, the Company’s restructuring reserve was approximately $142,000 primarily relating to legal and administrative services.
The following table summarizes the components of the restructuring charges, the payments and other settlements, and the remaining accrual as of September 30, 2007:

	Employee Severance and		Total
	Termination	Other	Restructuring
	Costs	Costs	Charges
		(In thousands)
Accrual balance at December 31, 2006	$—	$—	$—
First quarter 2007 restructuring accrual	1,788	151	1,939
First quarter 2007 settlements	—	—	—

Accrual balance at March 31, 2007	1,788	151	1,939
Second quarter 2007 restructuring accrual	—	158	158
Second quarter 2007 reversals	(31)	—	(31)
Second quarter 2007 settlements	(517)	(80)	(597)

Accrual balance at June 30, 2007	1,240	229	1,469
Third quarter 2007 restructuring accrual	122	434	556
Third quarter 2007 settlements	(1,355)	(528)	(1,883)

Accrual balance at September 30, 2007	$7	$135	$142

The Stolberg facility closed in October 2007 and the remaining restructuring liabilities are expected to be paid over the next two months. Related to the restructuring, on October 2, 2007, the Company completed the sale of assets related to its LPPA product line for $2.2 million. Assets related to this sale are recorded in Assets Held for Sale in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2007.
(5) MARKETABLE SECURITIES
     Marketable securities consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Commercial paper	$11,908	$29,910
Certificates of deposit	7,926	3,404
Municipal bonds and notes	81,685	51,193
Institutional money markets	6,635	1,471

Total marketable securities	$108,154	$85,978

     These marketable securities are classified as available-for-sale and are stated at period end market value. The average weighted maturity of the instruments is maintained at approximately 180 days.

(6) ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Trade accounts receivable, gross	$70,370	$72,501
Allowance for doubtful accounts	(666)	(545)

Trade accounts receivable, net	$69,704	$71,956

(7) INVENTORIES
     Inventories consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Parts and raw materials	$50,427	$47,187
Work in process	3,578	3,190
Finished goods	11,462	10,995
Inventory reserves	(8,079)	(8,594)

Total inventories	$57,388	$52,778

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of cost or market, computed on a first-in, first-out basis and are presented net of reserves for excess and obsolete inventory as of September 30, 2007 and December 31, 2006, respectively.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and amortizable intangible assets consisted of the following as of September 30, 2007:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
		(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,015	$1,533	$(7,874)	$674	5
Trademarks and other	8,604	1,771	(4,623)	5,752	17

Total amortizable intangible assets	15,619	3,304	(12,497)	6,426	12

Goodwill	49,766	10,821	—	60,587

Total goodwill and amortizable intangible assets	$65,385	$14,125	$(12,497)	$67,013

     Goodwill and amortizable intangible assets consisted of the following as of December 31, 2006:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
		(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,015	$1,477	$(7,499)	$993	5
Trademarks and other	8,604	1,578	(4,270)	5,912	17

Total amortizable intangible assets	15,619	3,055	(11,769)	6,905	12

Goodwill	49,766	8,913	—	58,679

Total goodwill and amortizable intangible assets	$65,385	$11,968	$(11,769)	$65,584

     Amortization expense related to intangible assets for the three months ended September 30, 2007 and 2006 was $201,000 and $453,000, respectively and $720,000 and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively. Estimated amortization expense related to the Company’s acquired intangible assets fluctuates with changes in foreign currency exchange rates between the U.S. dollar, the Japanese yen and the euro. Estimated amortization expense related to amortizable intangibles for each of the five years 2007 through 2011 is as follows:

Estimated
Amortization
Expense
(In thousands)
2007	$958
2008	833
2009	521
2010	418
2011	418
(9) STOCKHOLDERS’ EQUITY
     Stockholders’ equity consisted of the following:

	September 30,	December 31,
(In thousands, except par value)	2007	2006
Common stock, $0.001 par value, 70,000 shares authorized, 45,257 and 44,855 shares issued and outstanding, respectively	$45	$45
Additional paid-in capital	265,631	258,688
Retained earnings	117,546	88,344
Unrealized holding gains on available-for-sale securities, net of tax	165	323
Cumulative translation adjustments	14,929	8,390

Total stockholders’ equity	$398,316	$355,790

(10) COMPREHENSIVE INCOME
     Comprehensive income for the Company consists of net income, foreign currency translation adjustments and net unrealized holding gains on available-for-sale marketable securities as presented below (In thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income, as reported	$5,855	$16,992	$30,194	$47,915
Adjustment to arrive at comprehensive income, net of taxes:
Unrealized holding (loss) gain on available-for-sale marketable securities	(50)	(34)	(126)	(20)
Reclassification adjustment for amounts included in net income related to sales of securities	—	—	(32)	(964)

Cumulative translation adjustments	8,414	(357)	6,539	4,059

Comprehensive income	$14,219	$16,601	$36,575	$50,990

(11) COMMITMENTS AND CONTINGENCIES
     From time to time, the Company is involved in disputes and legal actions arising in the normal course of its business. The Company accrues loss contingencies in connection with its litigation when it is probable that a loss will occur and the amount of the loss can be reasonably estimated.
(12) EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (convertible notes payable, stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive. As of September 30, 2007 and 2006, 3.6 million options were outstanding. Not included in the computation of diluted earnings per share are 2.8 million and 2.2 million stock options for the three months ended September 30, 2007 and 2006, respectively, and 3.2 and 2.1 million stock options for the nine months ended September 30, 2007 and 2006, respectively, due to the anti-dilutive effect of these shares.
     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Earnings per common share — basic
Net income	$5,855	$16,992	$30,194	$47,915
Weighted average common shares outstanding	45,248	44,762	45,117	44,679

Earnings per common share — basic	$0.13	$0.38	$0.67	$1.07

Earnings per common share—assuming dilution
Net income	$5,855	$16,992	$30,194	$47,915
Weighted average common shares outstanding	45,248	44,762	45,117	44,679
Effect of dilutive securities:
Stock options and restricted stock units	513	404	579	489

Adjusted weighted average common shares outstanding	45,761	45,166	45,696	45,168

Earnings per common share—assuming dilution	$0.13	$0.38	$0.66	$1.06

(13) FOREIGN OPERATIONS AND MAJOR CUSTOMERS
     The Company has operations in the United States, Asia Pacific and Europe. The following is a summary of the Company’s operations by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales (1):		(In thousands)
United States	$48,453	$60,336	$166,629	$177,011
Asia Pacific	33,129	34,768	101,975	100,097
Europe	8,909	12,584	32,259	29,101

	$90,491	$107,688	$300,863	$306,209

(1)	These sales amounts are calculated based on the destination for our products and do not contemplate where our customers may subsequently transfer them.

Income (loss) from operations:
United States	$1,165	$6,455	$18,325	$31,593
Asia Pacific	4,587	8,958	19,201	15,217
Europe	1,649	2,141	5,176	3,981

Intercompany elimination	94	775	(996)	(51)

	$7,495	$18,329	$41,706	$50,740

	September 30,	December 31,
	2007	2006
Identifiable assets:
United States	$19,514	$14,954
Asia Pacific	17,346	18,616
Europe	1,543	2,276

	$38,403	$35,846

     Intercompany sales between the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.
     Applied Materials, Inc. is the Company’s largest customer and accounted for 27% and 30% of the Company’s sales for the three months ended September 30, 2007 and 2006, respectively and 28%and 30% for the nine months ended September 30, 2007 and 2006, respectively. No other customer accounted for 10% or more of the Company’s sales during these periods.

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
     In addition to our products that address the thin film deposition market, we recently introduced a new product for the solar photovoltaic inverter market and currently have inverter products installed in grid-connected applications.
     Our installed base enables a recurring revenue opportunity as we sell spare parts, repair services and field upgrades worldwide through our customer service and technical support organization.
     We provide solutions to a diverse range of markets and geographic regions with the semiconductor capital market being our largest market. Sales to customers in the semiconductor capital equipment industry comprised 67% and 69% of our sales in the three months ended September 30, 2007 and 2006, respectively and 68% and 69% of our sales in the nine months ended September 30, 2007 and 2006, respectively. Other markets we sell to include flat panel display, data storage, architectural glass, solar cell and other industrial thin-film manufacturing equipment. Our customers in the semiconductor and other markets are large OEM’s and we derive additional revenue by providing maintenance services to their customers.
Results of Operations
  OVERVIEW
          The following table summarizes our results of operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Increase/	%	Nine Months Ended		Increase/	%
	September 30,		(Decrease)	Change	September 30,		(Decrease)	Change
	2007	2006			2007	2006
	(In thousands)				(In thousands)
SALES	$90,491	$107,688	$(17,197)	(16)%	$300,863	$306,209	$(5,346)	(2)%

COST OF SALES	53,765	60,674	(6,909)	(11)%	170,873	175,885	(5,012)	(3)%

Gross profit	36,726	47,014	(10,288)	(22)%	129,990	130,324	(334)	—

OPERATING EXPENSES:
Research and development	12,937	11,345	1,592	14%	37,883	32,608	5,275	16%
Selling, general and administrative	15,738	17,309	(1,571)	(9)%	46,896	46,885	11	—
Restructuring and asset impairment charges	556	31	525	nm	3,505	91	3,414	nm

Total operating expenses	29,231	28,685	546	2%	88,284	79,584	8,700	11%

INCOME FROM OPERATIONS	7,495	18,329	(10,834)	(59)%	41,706	50,740	(9,034)	(18)%

OTHER INCOME	307	1,044	(737)	(71)%	3,367	3,755	(388)	(10)%

Income before income taxes	7,802	19,373	(11,571)	(60)%	45,073	54,495	(9,422)	(17)%

PROVISION FOR INCOME TAXES	1,947	2,381	(434)	(18)%	14,879	6,580	8,299	126%

NET INCOME	$5,855	$16,992	$(11,137)	(66)%	$30,194	$47,915	$(17,721)	(37)%

NET INCOME PER BASIC SHARE	$0.13	$0.38	$(0.25)	(66)%	$0.67	$1.07	$(0.40)	(37)%

NET INCOME PER DILUTED SHARE	$0.13	$0.38	$(0.25)	(66)%	$0.66	$1.06	$(0.40)	(38)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Expenses — % of sales	2007	2006	2007	2006
Research and development	14.3%	10.5%	12.6%	10.6%
Selling, general and administrative	17.4%	16.1%	15.6%	15.3%
Restructuring and asset impairment charges	—	—	1.2%	—

Total operating expenses	31.7%	26.6%	29.4%	25.9%
  SALES
     The following tables summarize our unaudited net sales and percentages of net sales by customer type for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended		Increase/	%	Nine Months Ended		Increase/	%
	September 30,		(Decrease)	Change	September 30,		(Decrease)	Change
	2007	2006			2007	2006
	(In thousands)				(In thousands)
Semiconductor capital equipment	$60,802	$73,947	$(13,145)	(18)%	$205,274	$212,854	$(7,580)	(4%)
Non-semiconductor capital equipment	29,689	33,741	(4,052)	(12)%	95,589	93,355	2,234	2%

Total sales	$90,491	$107,688	$(17,197)	(16)%	$300,863	$306,209	$(5,346)	(2)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
% of sales	2007	2006	2007	2006
Semiconductor capital equipment	67%	69%	68%	69%
Non-semiconductor capital equipment	33%	31%	32%	31%

	100%	100%	100%	100%

          The following tables summarize our unaudited net sales and percentages of net sales by geographic region for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended		Increase/	%	Nine Months Ended		Increase/	%
	September 30,		(Decrease)	Change	September 30,		(Decrease)	Change
	2007	2006			2007	2006
Sales (1):	(In thousands)				(In thousands)
United States/Canada	$48,453	$60,337	$(11,884)	(20)%	$166,629	$177,012	$(10,383)	(6)%
Asia Pacific	33,129	34,767	(1,638)	(5)%	101,975	100,096	1,879	2%
Europe	8,909	12,584	(3,675)	(29)%	32,259	29,101	3,158	11%

Total sales	$90,491	$107,688	$(17,197)	(16)%	$300,863	$306,209	$(5,346)	(2)%

(1)	These sales amounts are calculated based on the destination for our products and does not contemplate where our customers may subsequently transfer them.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
% of sales	2007	2006	2007	2006
United States/Canada	53%	56%	55%	58%
Asia Pacific	37%	32%	34%	33%
Europe	10%	12%	11%	9%

	100%	100%	100%	100%

     The semiconductor capital equipment market is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry decreased for the three and nine months ended September 30, 2007 compared to the same periods in 2006 primarily driven by the changes in demand that our semiconductor customers have experienced.
     GROSS PROFIT
     Our gross margin was 41% and 43% in the three and nine months ended September 30, 2007, respectively, compared to 44% and 43% in the three and nine months ended September 30, 2006, respectively. The decrease in our gross margin is primarily attributable to lower revenues, costs related to the transition of manufacturing from Stolberg, Germany to China and an additional charge of $2.2 million to cost of goods sold related to a change in estimates of warranty expenses for two products.
  RESEARCH AND DEVELOPMENT EXPENSES
     The market for our products is characterized by ongoing technological changes. We believe that continued and timely development of new and differentiated products, and enhancements to existing products to support customer requirements, is necessary for us to maintain a competitive position in the markets we serve. Accordingly, we devote a significant portion of our personnel and financial resources to research and development projects and seek to maintain close relationships with our customers and other industry leaders in order to remain responsive to their product requirements. We believe that the continued investment in research and development and ongoing development of new products are essential to the expansion of our markets, and expect to continue to make significant investments in research and development activities. All of our research and development costs have been expensed as incurred. The increase in our research and development expenses from 2006 to 2007 was primarily due to increased spending, predominantly compensation expense, on development of new and existing platforms, such as the solar inverter, Solaron™, to support business growth.
  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Our selling expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, third-party sales representative commissions and other selling and marketing activities. Our general and administrative expenses support our worldwide corporate, legal, tax, financial, governance, administrative, information systems and human resource functions in addition to our general management. The decrease in our SG&A expenses for the three months ended 2007 and 2006 were primarily due to decreased employee compensation and lower commissions due to decreased sales.
     RESTRUCTURING CHARGES
     Our restructuring charges were incurred in conjunction with the closing of our manufacturing, distribution, and research and development facility located in Stolberg, Germany which was complete in October 2007. Related to this closure, we recorded restructuring charges of $1.9 million in the first quarter of 2007, $158,000 in the second quarter of 2007, and $556,000 in the third quarter of 2007. These charges consisted primarily of the accrual of employee severance and severance benefit costs associated with the planned reduction of employees at this facility. Also in the first quarter of 2007, we recorded an asset impairment charge of approximately $900,000 relating to the write-down to estimated fair value of certain real and personal property also at this facility.
     OTHER INCOME
     Other income consists primarily of interest income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items. Other income decreased from 2006 to 2007 primarily due to a net charge of $1.4 million in the third quarter of 2007 related to a foreign exchange loss during the quarter, as the Japanese yen and euro strengthened relative to the U.S. dollar. In order to mitigate our foreign exchange risk going forward, we have implemented cash management strategies. The decrease was partially offset by increased investment income received from higher cash balances in the three and nine months ended September 30, 2007.
  PROVISION FOR INCOME TAXES
          The income tax provision and effective tax rate for the three and nine months ended September 30, 2007 was $1.9 million and 25% and $14.9 million and 33%, respectively. The income tax provision and effective tax rate for the three and nine months ended September 30, 2006 was $2.4 million and 12% and $6.6 million and 12%, respectively. The increase in the effective tax rate resulted from the inclusion of a tax expense associated with earnings taxable in the U.S. due to the reversal of our valuation allowance of approximately $23.5 million at

December 31, 2006 after which we no longer offset tax expense attributable to current earnings with the benefit of prior operating losses. At September 30, 2007, we had federal net operating loss carryforwards of approximately $35 million, which expire beginning 2023 through 2025. Included in the $35 million are $11 million of federal net operating losses related to exercises of stock options, the benefits of which will be booked to equity when these net operating losses are utilized.  In addition, we have $14 million in net operating loss carryforwards that are subject to certain limitations under the IRS code and we have a valuation allowance booked against them.
Liquidity and Capital Resources
     At September 30, 2007, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $185.0 million. During the nine months ended September 30, 2007, our cash, cash equivalents and marketable securities increased $40.8 million, or 28%, from $144.2 million at December 31, 2006, primarily due to cash generated from our operations. Our working capital increased $49.2 million, or 20%, to $297.0 million at September 30, 2007 from $247.8 million at December 31, 2006.
     Operating activities provided cash of $40.3 million in the nine months ended September 30, 2007 primarily due to cash generated by operations partially offset by increased inventory, compared to $57.8 million of cash provided in the nine months ended September 30, 2006.
      Investing activities used $27.8 million of cash in the nine months ended September 30, 2007 and $57.8 million in the nine months ended September 30, 2006 primarily due to purchases of marketable securities. Capital expenditures in the first nine months of 2007 were $5.7 million, compared to capital expenditures of $3.0 million in the first nine months of 2006. We expect our total capital expenditures in 2007 to be approximately $7 million to $8 million.
     Financing activities provided cash of $4 million in the first nine months of 2007, compared to cash used of $750,000 in the first nine months of 2006 primarily due to the payoff of our senior borrowings in 2006 and cash received from the exercise of options in 2007.
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
          As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          On November 5, 2007, a complaint was filed in the U.S. District Court for the District of Colorado by Xantrex Technology, Inc., alleging various breaches of confidence and interference with contractual duties in connection with the Company’s hiring of a former employee of Xantrex. The Company believes the allegations to be unfounded and will defend itself vigorously against the claims.
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
         Our ten largest customers accounted for 58% and 58% of our total sales in the three and nine months ended September 30, 2007, respectively and 57% and 61% of our total sales in the three and nine months ended September 30, 2006, respectively. Applied Materials, Inc., the Company’s largest customer, accounted for 27% and 30% of the Company’s sales for the three months ended September 30, 2007 and 2006, respectively and 27% and 30% for the nine months ended September 30, 2007 and 2006, respectively. No other customer accounted for more than 10% of our sales during these periods. The loss of any of our significant customers or a material reduction in any of their purchase orders could significantly harm our business, financial condition and results of operations.
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
          Our business depends on our ability to manufacture products that meet the rapidly changing demands of our customers. Our ability to manufacture our products timely depends in part on the timely delivery of raw materials, parts, components and subassemblies from suppliers. We rely on sole and limited source suppliers for some of our raw materials, parts, components and subassemblies that are critical to the manufacturing of our products. This reliance involves several potential risks, including the following:
•	Inability to obtain an adequate supply of required parts, components or subassemblies;

•	Supply shortages if a sole or limited source provider ceases operations;

•	Having to fund the operating losses of a sole or limited source provider;

•	Reduced control over pricing and timing of delivery of raw materials and parts; components or subassemblies;

•	Need to qualify alternative suppliers which could be time consuming and lead to delays in delivery of products to our customers, as well as increased costs; and

•	Inability of our suppliers to develop technologically advanced products to support our growth and development of new products.
          If we are unable to successfully qualify additional suppliers and manage relationships with our existing and future suppliers, if our suppliers experience financial difficulties including bankruptcy or if our suppliers cannot meet our performance or quality specifications or timing requirements, we may experience shortages, delays, or increased costs of raw materials, parts, components or subassemblies. This in turn could limit our ability to manufacture and ship our products, which could adversely and materially affect our business, financial condition and operating results and relationships with our current and prospective customers.
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