Form 10-Q
period 2008-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2008-05-09
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008.
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
As of May 5, 2008, there were 41,741,507 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets - March 31, 2008 and December 31, 2007

Condensed Consolidated Statements of Income - Three months ended March 31, 2008 and 2007

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2008 and 2007

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

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURE
Executive Transition Agreement - Charles S. Rhoades
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Principal Financial Officer Pursuant to Section 906

PART I FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$99,064	$94,588
Marketable securities	37,816	110,676
Trade accounts receivable, net	68,429	61,545
Inventories	51,603	50,532
Deferred income taxes, net	14,156	23,696
Other current assets	6,305	6,932

Total current assets	277,373	347,969

PROPERTY AND EQUIPMENT, net	31,870	30,912

OTHER ASSETS:
Deposits and other	5,067	5,562
Long-term investments	40,589	1,483
Goodwill	65,604	61,406
Other intangible assets, net	6,924	6,362
Customer service equipment, net	1,060	1,236
Deferred income taxes, net	15,064	4,098

Total assets	$443,551	$459,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$16,786	$12,424
Taxes payable	3,981	5,692
Accrued payroll and employee benefits	9,997	11,945
Accrued warranty expense	8,455	8,812
Other accrued expenses	1,497	2,215
Customer deposits and deferred revenue	1,210	759
Accrued restructuring	378	36
Capital lease obligations, current portion	151	131

Total current liabilities	42,455	42,014

LONG-TERM LIABILITIES:
Capital leases, net of current portion	98	112
Deferred income taxes, net	2,129	1,891
Uncertain tax positions	5,850	5,800
Other long-term liabilities	1,902	2,150

Total long-term liabilities	9,979	9,953

Total liabilities	52,434	51,967

Commitments and contingencies

STOCKHOLDERS’ EQUITY	391,117	407,061

Total liabilities and stockholders’ equity	$443,551	$459,028

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
SALES	$88,887	$107,323

COST OF SALES	53,039	59,014

Gross profit	35,848	48,309

OPERATING EXPENSES:
Research and development	13,085	12,035
Selling, general and administrative	14,468	15,218
Amortization of intangible assets	240	324
Restructuring charges	674	2,792

Total operating expenses	28,467	30,369

INCOME FROM OPERATIONS	7,381	17,940

OTHER INCOME, NET	905	1,554

Income before income taxes	8,286	19,494

PROVISION FOR INCOME TAXES	(2,320)	(6,823)

NET INCOME	$5,966	$12,671

BASIC AND DILUTED EARNINGS PER SHARE	$0.13	$0.28

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	44,662	44,941
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	45,065	45,636
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,966	$12,671
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,510	3,130
Stock-based compensation	569	821
Provision for deferred income taxes	(772)	4,343
Gain on sale of marketable securities	—	(31)
Asset impairment related to restructuring	—	854
Changes in operating assets and liabilities
Accounts receivable, net	(4,168)	(1,137)
Inventories	(497)	(4,863)
Other current assets	553	812
Trade accounts payable	4,166	1,105
Other current liabilities and accrued expenses	(4,844)	(5,280 ,)
Income taxes payable/receivable, net	(2,014)	(1,024)
Non-current assets	(1,034)	23
Non-current liabilities	(308)	646

Net cash provided by operating activities	1,127	12,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(9,505)	(19,651)
Proceeds from sale of marketable securities	43,685	301
Purchase of property and equipment	(1,583)	(1,452)

Net cash provided by (used in) investing activities	32,597	(20,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior borrowings and capital lease obligations	(6)	(30)
Proceeds from common stock transactions	20	1,651
Tax payments related to common stock transactions	(338)	—
Purchase and retirement of treasury stock	(35,599)	(261)

Net cash (used in) provided by financing activities	(35,923)	1,360

EFFECT OF CURRENCY TRANSLATION ON CASH	6,675	205

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,476	(7,167)
CASH AND CASH EQUIVALENTS, beginning of period	94,588	58,240

CASH AND CASH EQUIVALENTS, end of period	$99,064	$51,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$19
Cash paid for income taxes	$4,951	$3,460
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

				Retained		Accumulated
			Additional	Earnings		Other	Total
	Common Stock		Paid-in	(Accumulated	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Compensation	(Loss) Income	Equity
BALANCES, December 31, 2007	45,288	$45	$267,205	$121,745	$—	$18,066	$407,061

Exercise of stock options for cash	3	—	20	—	—	—	20
Issuance of restricted stock and stock- based compensation and amortization, net	66	—	283	—	—	—	283
Purchase and retirement of treasury stock	(2,744)	(2)	(35,597)				(35,599)
Comprehensive Income:
Equity adjustment from foreign currency translation	—	—	—	—	—	14,593	14,593
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	—	(1,207)	(1,207)
Net income	—	—	—	5,966	—	—	5,966

Total Comprehensive Income							19,352

BALANCES, March 31, 2008	42,613	$43	$231,911	$127,711	$—	$31,452	$391,117

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of income and cash flows contain all adjustments, consisting of normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at March 31, 2008 and December 31, 2007, and the results of their operations and cash flows for the three-month periods ended March 31, 2008 and 2007.
     The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     ESTIMATES AND ASSUMPTIONS — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, determining useful lives for depreciation and amortization, assessing the need for impairment charges, establishing warranty reserves, establishing the fair value and forfeiture rate of stock-based compensation, estimating the fair value of financial instruments, accounting for income taxes, and assessing excess and obsolete inventory and various other items. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
     NEW ACCOUNTING PRONOUNCEMENTS — We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“FAS 157”) on January 1, 2008. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts and marketable securities.

     We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”) on January 1, 2008. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option for any of our financial assets or liabilities, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
     REVENUE RECOGNITION — The Company’s product revenue is recognized when title passes to the customer, at either shipment, delivery or customer acceptance based on the terms of the sale. The Company’s post sale obligations are limited to product warranty obligations. In limited instances, the Company provides installation of its products. In accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables”, the Company allocates revenue based on the fair value of the delivered item, generally the product, and the undelivered item, installation, based on their respective fair values. Revenue related to the undelivered item is deferred until the services have been completed.
     In certain instances, based on the credit terms with the customer, the Company requires its customers to pay for a portion or all of their purchases prior to the Company building or shipping these products. Cash payments received prior to shipment are recorded as customer deposits and deferred revenue in the condensed consolidated balance sheets, and then recognized as revenue as appropriate based upon the transfer of title of the products. The Company does not offer price protection to customers or allow returns, unless covered by our normal policy for repair of defective products.
     WARRANTY RESERVE POLICY — The Company offers product warranty coverage for periods typically ranging from 12 to 24 months after shipment. The Company estimates the anticipated costs of repairing products under warranty based on the historical cost of the repairs. The assumptions used to estimate the warranty reserve are reviewed periodically based on actual experience and, when appropriate, the warranty reserve is adjusted. Estimated warranty costs are recorded at the time of sale to cost of sales in the consolidated statements of income.
     The Company recorded warranty charges of $2.0 million in the three months ended March 31, 2008 and $2.3 million in three months ended March 31, 2007.
     The following table summarizes the activity in the Company’s warranty reserve during the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$8,812	$7,845
Provisions	2,023	2,289
Usages	(2,380)	(2,269)

Balance at end of period	$8,455	$7,865

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
(2) STOCK-BASED COMPENSATION
     The Company recognizes stock-based compensation expense in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment”. Stock-based compensation was $569,000 and $821,000 for the three months ended March 31, 2008 and 2007, respectively.
Stock Options
     A summary of our stock option activity for the quarter ended March 31, 2008 is as follows:

		Weighted-
		Average
		Grant-date
(In thousands, except fair values)	Shares	Fair Value
Options outstanding at December 31, 2007	3,131	$19.48
Options granted	472	12.19
Options exercised	(3)	7.83
Options cancelled	(45)	18.20

Options outstanding at March 31, 2008	3,555	$18.58
Exercisable at March 31, 2008	2,196	$20.13

     The total intrinsic value of options exercised during the quarter ended March 31, 2008 and 2007 was $30,000 and $1.2 million, respectively, determined as of the exercise date. As of March 31, 2008, there was $12.7 million of total unrecognized compensation cost related to stock options granted and outstanding, which is expected to be recognized through fiscal year 2011, with a weighted average remaining vesting period of 2.92 years. Cash received from stock option exercises was $20,000 during the quarter ended March 31, 2008. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2008	2007
Risk-free interest rates	2.8%	4.7%
Expected dividend yield rates	0.0%	0.0%
Expected lives	5.7 years	5.5 years
Expected volatility	62.4%	60.5%
Expected forfeiture rate	30%	22%
Restricted Stock
     A summary of the Company’s non-vested Restricted Stock (“RSU”) activity for the quarter ended March 31, 2008 is as follows:

		Weighted
		Average
		Grant Date
(In thousands, except fair values)	Shares	Fair Value
Balance outstanding at December 31, 2007	468	$16.04
RSUs granted	92	12.19
RSUs vested	(84)	12.08
RSUs forfeited	(10)	15.27

Balance outstanding at March 31, 2008	466	$16.00
     The fair value of the Company’s RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date. As of March 31, 2008, there was $5.4 million of total unrecognized compensation cost related to non-vested RSUs outstanding, which cost is expected to be recognized over a weighted average period of 1.6 years. During the quarter ended March 31, 2008, the total fair value of RSUs which vested was $1 million, based upon the closing fair market value of the Company’s common stock on the date the underlying common stock was released to the recipient.
Employee Stock Purchase Plan (the “ESPP”)
     During the three months ended March 31, 2008, no purchase rights were granted under the ESPP. As of March 31, 2008, there was $14,000 of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of one month.
(3) INCOME TAXES
     We adopted the provisions of Financial Accounting Standards Board Interpretation No.

48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No 109” (“FIN 48”) as of January 1, 2007.  Upon adoption, the Company increased the long-term liability associated with uncertain tax positions by $6 million and also increased the long-term receivable of $5 million consisting of offsetting tax benefits. The balance of $1 million was an adjustment to the opening balance of retained earnings on January 1, 2007.  As of December 31, 2007, the balance of our tax contingencies was $5.8 million. If the $5.8 million of tax contingencies reverse, $1.1 million would affect our effective tax rate. There have been no significant changes to these amounts during the quarter ended March 31, 2008.
     The tax years 2003 through 2007 remain open to examination by the US taxing jurisdictions to which we are subject.  The foreign taxing jurisdictions have open tax years from 2001 through 2007.  In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. We did not have any accrued interest or penalties at December 31, 2007 or March 31, 2008.  We do not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.
     The Company’s expected tax rate is projected to be 28% for the year ended December 31, 2008, 4.3% lower than the Company’s 2007 tax rate as the Company expects a favorable profit mix for tax purposes for its subsidiaries and the tax rate for its German subsidiary was lowered from 39% to 30%.
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
(4) RESTRUCTURING
     On March 5, 2008, the Company restructured a portion of its administrative operations. Related to this, the Company recorded restructuring charges of $674,000 in the first quarter of 2008 for severance costs. The Company expects to incur an additional $450,000 related to this restructuring for severance and benefit costs.
     In March 2007, the Company announced the closure of its operation located in Stolberg, Germany. Related to this closure, the Company recorded restructuring charges in the first quarter of 2007 of $2.8 million, consisting primarily of the accrual of employee severance and benefit costs associated with the reduction of employees at the facility and an asset impairment charge of approximately $900,000 related to the write-down of certain real and personal property to their estimated fair value.
(5) MARKETABLE SECURITIES & NON-CURRENT INVESTMENTS
     Investment securities with original maturities of more than three months at time of purchase are considered marketable securities. Marketable securities as of March 31, 2008 included certificates of deposit, municipal bonds and notes, institutional money markets and auction rate securities. The Company’s investments are classified as available for sale securities, and are recorded at fair value with temporary changes in fair market value recorded as unrealized holding gains or losses in other comprehensive income (loss), net of tax.
     The Company’s investments, both current and non-current, are carried at their fair value as further described in Note 13. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification. The composition of securities, classified as current and non-current assets is as follows at March 31, 2008, and December 31, 2007:

	March 31, 2008		December 31, 2007
	(in thousands)		(in thousands)
	Cost	Fair Value	Cost	Fair Value
Current
Commercial paper	$—	$—	$1,496	$1,496
Certificates of deposit	16,457	16,457	6,299	6,299
Corporate bonds/notes	—	—	2,398	2,398
Municipal bonds/notes	15,866	15,866	24,595	24,595
Auction rate securities	—	—	51,003	51,003
Institutional money markets	5,493	5,493	24,885	24,885
Non-current
Long-term deposit account	1,734	1,734	1,479	1,479

Common stock	4	4	4	4
Auction rate securities	40,475	38,851	—	—

Total securities	$80,029	$78,405	$112,159	$112,159

     Auction rate securities are debt instruments with long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals, usually every 7, 28, 35 or 90 days, at which time the securities can typically be purchased or sold. Starting in February 2008, the Company experienced difficulty in selling these securities due to the failure of the auction mechanism which historically provided liquidity to these securities. The securities for which auctions have failed will continue to accrue interest and be auctioned every 35 days until the auction succeeds, the issuer calls the securities for redemption, or they mature. Accordingly, there may be no effective mechanism for selling these securities. In the first quarter of 2008, the Company reclassified the entire auction rate security investment balance from marketable securities to long-term investments on its condensed consolidated balance sheet because of the Company’s inability to determine when its investments in auction rate securities would settle. In conjunction with this, the Company recorded a temporary impairment of $1.2 million, net of taxes, in other comprehensive income.
(6) ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following:

	March 31,	December 31
	2008	2007
	(In thousands)
Trade accounts receivable, gross	$69,486	$61,905
Allowance for doubtful accounts	(1,057)	(360)

Trade accounts receivable, net	$68,429	$61,545

(7) INVENTORIES
     Inventories consisted of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Parts and raw materials	$36,644	$37,742
Work in process	3,881	2,212
Finished goods	11,078	10,578

Total inventories	$51,603	$50,532

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of cost or market, computed on a first-in, first-out basis and are presented net of reserves for excess and obsolete inventory.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and amortizable intangible assets consisted of the following as of March 31, 2008:

		Cumulative				Weighted-
		Effect of				Average
	Gross	Changes in			Net	Useful
	Carrying	Exchange	Accumulated	Other	Carrying	Life
	Amount	Rates	Amortization	Charges	Amount	(Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,015	$1,591	$(8,109)	$—	$497	5
Trademarks and other	8,604	2,658	(4,835)	—	6,427	17

Total amortizable intangible assets	15,619	4,249	(12,944)	—	6,924	12

Goodwill	49,581	16,208	—	(185)	65,604

Total goodwill and amortizable intangible assets	$65,200	$20,457	$(12,944)	$(185)	$72,528

     Goodwill and amortizable intangible assets consisted of the following as of December 31, 2007:

		Cumulative
		Effect of				Weighted-
	Gross	Changes in			Net	Average
	Carrying	Exchange	Accumulated	Other	Carrying	Useful Life
	Amount	Rates	Amortization	Charges	Amount	(Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,015	$1,553	$(7,990)	$—	$578	5
Trademarks and other	8,604	1,905	(4,725)	—	5,784	17

Total amortizable intangible assets	15,619	3,458	(12,715)	—	6,362	12

Goodwill	49,581	12,010	—	(185)	61,406

Total goodwill and amortizable intangible assets	$65,200	$15,468	$(12,715)	$(185)	$67,768

     Amortization expense related to intangible assets for the first quarter of 2008 was $240,000 and was $324,000 for the first quarter of 2007. Estimated amortization expense related to the Company’s acquired intangible assets fluctuates with changes in foreign currency exchange rates between the U.S. dollar, the Japanese yen and the euro. Estimated amortization expense related to amortizable intangibles for each of the five years 2008 through 2012 is as follows:

Estimated
Amortization
Expense
(In thousands)
2008	$908
2009	561
2010	445
2011	445
2012	445

(9) STOCKHOLDERS’ EQUITY
     On December 24, 2007, the Board of Directors authorized a program to repurchase up to $75 million of our common stock over a 12 month period. Purchases under the program may be made from time-to-time in the open market, through privately negotiated transactions, through block trades, Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares that may be repurchased under the program and the program may be discontinued at any time, without prior notice. During the quarter ended March 31, 2008, we repurchased and retired 2,744,000 shares of our common stock at an average market price of $12.95 per share. All shares repurchased were executed in the open market and no shares were repurchased from related parties.  Repurchased shares were retired and assumed the status of authorized and unissued shares.
     On April 22, 2008, the Company suspended repurchases of its common stock through the 10b5-1 trading plan.
(10) COMMITMENTS AND CONTINGENCIES
     We are involved in disputes and legal actions from time to time in the ordinary course of our business. For a description of the material pending legal proceedings to which we are a party,

please see our 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2008
     On April 9, 2008, the Company was served with a complaint filed on December 20, 2007 in the U.S. District Court for the Western District of Texas by Celerity, Inc., alleging infringement by the Company’s PI-980 Mass Flow Controller product of 5 U.S. patents owned by Celerity and seeking injunctive and monetary relief. Upon review of the allegations in the complaint, the Company believes that its PI-980 product does not infringe any claim of Celerity’s patents. We do not expect this litigation to have a material effect on the Company’s financial condition or results of operations.
     Between January 15 and April 28, 2008, the Customs Office of Taipei, Taiwan issued a series of orders to the Company’s Taiwanese subsidiary, Advanced Energy Taiwan, Ltd., requiring that certain Company products manufactured in mainland China and allegedly imported without proper authorization be removed from Taiwan. The Company has protested the orders based upon recent rulings of the Taiwan Bureau of Foreign Trade that the products were authorized for unrestricted import. The Company believes that even if its protest is unsuccessful, the cost of compliance with the orders would be immaterial to the Company’s operations.
     The Company has firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation at March 31, 2008 under these arrangements is approximately $43.8 million. Primarily all amounts under these arrangements are due in 2008. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties. Upon cancellation of a purchase commitment, the Company may be required to pay a cancellation penalty or accept inventory purchased by the supplier designated for the Company’s account. The Company recognizes such losses when the loss is probable. No such losses from purchase commitments have been recognized during the quarters ended March 31, 2008 or 2007.
(11) EARNINGS PER SHARE
     As of March 31, 2008, stock options and restricted stock units totaling approximately 4.0 million were outstanding, and as of March 31, 2007, 3.4 million were outstanding. Not included in the computation of diluted earnings per share are 3.6 million and 2.7 million stock options for the three months ended March 31, 2008 and 2007, respectively, due to the anti-dilutive effect of these shares.
     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007
Earnings per common share
Net income	$5,966	$12,671
Weighted average common shares outstanding	44,662	44,941

Earnings per common share	$0.13	$0.28

Earnings per common share—assuming dilution
Net income	$5,966	$12,671
Weighted average common shares outstanding	44,662	44,941
Effect of dilutive securities:
Stock options and restricted stock units	403	695

Adjusted weighted average common shares outstanding	45,065	45,636

Earnings per common share—assuming dilution	$0.13	$0.28

(12) FOREIGN OPERATIONS AND MAJOR CUSTOMERS
     The Company has operations in the United States, Asia Pacific and Europe. The following is a summary of the Company’s operations by geographic region:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Sales (1):
United States	$42,200	$61,023
Asia Pacific	34,813	32,654
Europe	11,767	13,331
Rest of world	107	315

	$88,887	$107,323

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.

Income (loss) from operations:
United States	$(5,667)	$12,095
Asia Pacific	11,596	5,785
Europe	3,498	1,084
Intercompany elimination	(2,046)	(1,024)

	$7,381	$17,940

	March 31,	December 31,
	2008	2007
Long-lived assets:
United States	$19,003	$19,203
Asia Pacific	17,974	17,526
Europe	1,021	980

	$37,998	$37,709

     Intercompany sales between the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.
     Applied Materials, Inc. is the Company’s largest customer and accounted for 25.7% and 29.5% of the Company’s sales for the three months ended March 31, 2008 and 2007. No other customer accounted for 10% or more of the Company’s sales during these periods.
(13) FAIR VALUE MEASUREMENTS
     As stated in “—Note 1. Basis of Presentation And Summary of Significant Accounting Policies”, on January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by direct or indirect market data.
Level 3: Unobservable inputs, developed using the Company’s estimates and assumptions, which reflect those that market participants would use. Such inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
     Determining where an asset or liability falls within the hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in the assessment of fair value.
     Financial assets and liabilities carried at fair value as of March 31, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
Certificates of deposit	$16,457	$—	$—	$16,457
Municipal bonds/notes	15,866	—	—	15,866
Auction rate securities	—	—	38,851	38,851
Long-term deposit account	1,734	—	—	1,734
Common stock	4	—	—	4
Institutional money markets	5,493	—	—	5,493

Total	$39,554	$—	$38,851	$78,405

     Due to the lack of observable market quotes on the Company’s auction rate portfolio, the Company utilizes a valuation model that relies exclusively on Level 3 inputs including market segment, tax status, credit quality, duration, recent market observations and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The Company concluded that the fair value of their auction rate securities at March 31, 2008 was $38.9 million, a decline of $1.6 million from par value at December 31, 2007. The decline in fair value from December 31, 2007 was deemed temporary as the Company believes the decline in fair value of these investments is due to general market conditions, and the Company has the intent and ability to hold these investments until anticipated recovery in fair value occurs. Accordingly, the Company recorded an unrealized decline in fair value on the securities held of $1.2 million, net of taxes, in other comprehensive income.
     The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, if a secondary market emerges for these securities or if the anticipated recovery in fair values does not occur, the Company may be required to record additional unrealized losses in other comprehensive income or other than temporary impairment charges in future periods.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Statements
     The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. These risks and uncertainties are described below and in other filings we make with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2007. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. We assume no obligation to update any forward-looking statements or the reasons why our actual results might differ.
OVERVIEW
     We design, manufacture and support complex power conversion and control systems, and gas flow control and thermal measurement devices used in plasma-based, thin-film processing equipment. This equipment is essential to the manufacture of products including the following:
•	Semiconductor devices for electronics applications;

•	Flat panel displays for hand-held devices and computer and television screens;

•	Compact discs, DVDs, magnetic hard drives and other digital storage media;

•	Solar panels or photovoltaics;

•	Low emissivity or Low E glass;

•	Optical coatings for eyeglasses;

•	Barrier coatings for architectural glass;

•	Industrial laser and medical applications; and

•	Other markets where thin film deposition is a critical part of the manufacturing process.
     We also design, manufacture and support commercial grade inverters for the solar power market which convert power generated by solar panels into usable power.
     Our global network of service centers provides local repair and field service capability in key regions.  Our installed base provides a recurring revenue opportunity as we sell repair services, conversions, upgrades and refurbishments.

     We provide solutions to a diverse range of markets and geographic regions with the semiconductor capital market being our largest market and sales to the solar market as our second largest market. Sales to customers in the semiconductor capital equipment industry comprised 65% of our sales in the first quarter of 2008 and 71% of our sales in the first quarter of 2007. Sales to customers in the solar market comprised 9% of our sales in the first quarter of 2008 and 7% of our sales in the first quarter of 2007. Other markets we sell to include flat panel display, data storage, architectural glass, solar cell and other industrial thin-film manufacturing equipment. Our customers in the semiconductor and other markets are large OEM’s and we derive additional revenue by providing services to their customers. Our solar inverter revenue is included in the sales to the solar market.
Results of Operations
OVERVIEW
     Sales for the first quarter of 2008 were $88.9 million, a 17.1% decrease over first quarter 2007 sales of $107.3 million. In the first quarter of 2008, we generated net income from operations of $7.4 million, or 8.3% of sales, compared to the first quarter of 2007, when we generated net income from operations of $17.9 million, or 16.7% of sales. Gross margin decreased to 40.3% in the first quarter of 2008 from 45.0% in the first quarter of 2007. We generated earnings of $0.13 per diluted share in the first quarter of 2008 and $0.28 per diluted share in the first quarter of 2007.
SALES
     The following tables summarize our unaudited net sales and percentages of net sales by customer type for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Increase/
	2008	2007	(Decrease)	% Change
		(In thousands)
Semiconductor capital equipment	$57,669	$76,123	$(18,454)	(24%)
Non-semiconductor capital equipment	31,218	31,200	18	0%

Total sales	$88,887	$107,323	$(18,436)	(17%)

	Three Months Ended March 31,
% of sales	2008	2007
Semiconductor capital equipment	65%	71%
Non-semiconductor capital equipment	35%	29%

	100%	100%

     The following tables summarize our unaudited net sales and percentages of net sales by geographic region for the three-month periods March 31, 2008 and 2007:

	Three Months Ended March 31,		Increase/
	2008	2007	(Decrease)	% Change
		(In thousands)
Sales (1):
United States	$42,200	$61,023	$(18,823)	(31%)
Asia Pacific	34,813	32,654	2,159	7%
Europe	11,767	13,331	(1,564)	(12%)
Rest of world	107	315	(208)	(66%)

Total sales	$88,887	$107,323	$(18,436)	(17%)

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.

	Three Months Ended March 31,
% of sales	2008	2007
United States.	47%	57%
Asia Pacific	39%	30%
Europe	14%	13%

	100%	100%

     Sales were $88.9 million in the first quarter of 2008, a decrease of 17.1% over sales of $107.3 million in the first quarter of 2007, due primarily to a decline in demand in the semiconductor capital equipment industry. The semiconductor capital equipment market is highly cyclical and is impacted by changes in the macroeconomic environment, changes in semiconductor supply and demand and rapid technological advances in both semiconductor devices and wafer fabrication processes. Our sales to the semiconductor capital equipment industry decreased approximately 24% compared to the first quarter of 2007, primarily driven by the decreased demand that our semiconductor capital equipment customers have experienced.
GROSS PROFIT
     Our gross profit was $35.8 million, or 40.3% of sales, in the first quarter of 2008 compared to $48.3 million, or 45.0% of sales, in the first quarter of 2007. The decrease in our gross margin is primarily attributed to lower sales without a corresponding decrease in fixed costs.
RESEARCH AND DEVELOPMENT EXPENSES
     The markets for our products is constantly undergoing technological changes driving for higher performance, lower cost, and other attributes that will advance the end market products. We believe that continued and timely development of new and differentiated products, as well as enhancements to existing products to support customer requirements, is critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue. Since inception, all of our research and development costs have been expensed as incurred.
     Our research and development expenses were $13.1 million, or 14.7% of sales, in the first quarter of 2008 and $12.0 million, or 11.2% of sales, in the first quarter of 2007. The 8.3% increase from 2007 to 2008 was primarily due to increased spending, primarily compensation expense, on development of new and existing platforms to support business growth.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Our selling expenses support our global sales and marketing activities that include personnel, trade shows, advertising, third-party sales representative commissions and other selling and marketing activities. Our general and administrative expenses support our worldwide corporate, legal, patent, tax, financial, governance, administrative, information systems and human resource functions in addition to our general management.
     Selling, general and administrative (“SG&A”) expenses were $14.5 million, or 16.3% of sales, for the first quarter of 2008 and $15.2 million, or 14.2% of sales, for the first quarter of 2007.

The $0.7 million decrease in SG&A expenses from 2007 to 2008 was primarily due to lower commissions due to lower sales partially offset by $700,000 in bad debt expense incurred in the first quarter of 2008 related to one customer.
RESTRUCTURING CHARGES
     We incurred restructuring charges of $674,000 in the first quarter of 2008 as the result of restructuring a portion of our administrative operations. The charges were severance charges incurred as the result of restructuring a portion of our administrative operations. We expect to incur an additional $450,000 in connection with this restructuring during 2008.
     Our restructuring charges in the first quarter of 2007 were incurred in conjunction with the closing of our manufacturing, distribution, and research and development facility located in Stolberg, Germany. The closure of such facility was completed by October 31, 2007. Related to this closure, we recorded restructuring charges of $2.8 million in the first quarter of 2007, consisting of employee severance and benefit costs associated with the reduction of employees at the facility and an asset impairment charge of approximately $900,000 relating to the write-down to estimated fair value of certain real and personal property also at the facility.
OTHER INCOME, NET
     Other income, net consists primarily of investment income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items. Other income decreased 41.8% to $905,000 in the three months ended March 31, 2008 from $1.6 million in the three months ended March 31, 2007 primarily due to lower interest rates and increased foreign exchange loss due to strengthening of the Japanese yen and the euro in relation to the U.S. dollar.
PROVISION FOR INCOME TAXES
     The income tax provision for the first quarter of 2008 was $2.3 million which represented an effective tax rate of 28%, compared to the income tax provision for the first quarter of 2007 of $6.8 million which represented an effective tax rate of 35.0%. The decrease in the effective tax rate resulted primarily from a lower tax rate for our subsidiary in Germany as well as a change in the income profile at our subsidiary companies, whereby more income was generated at our lower income tax subsidiaries during the quarter, and this trend is expected to continue.
Liquidity and Capital Resources
     At March 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $136.9 million. During the three months ended March 31, 2008, our cash, cash equivalents and marketable securities decreased $68.4 million, or 33.3%, from $205.3 million at December 31, 2007, primarily due to the reclassification of $38.9 million of our auction rate securities to long-term securities and $35.6 million of company stock purchases related to our stock repurchase program. Our working capital decreased $71.5 million, or 23%, to $234.4 million at March 31, 2008 from $306.0 million at December 31, 2007.
     Our investment securities include auction rate securities that are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. However, if the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other than temporary, it would result in an impairment charge being recognized on our statement of income, which could be material and which could adversely affect our financial results. In addition, the lack of liquidity associated with these investments may require us to access our available lines of credit more frequently than otherwise until some or all of our auction rate securities are liquidated.
     Operating activities provided cash of $1.1 million in the three months ended March 31, 2008 primarily due to lower profitability and reduced non-cash charges.
     Investing activities provided $32.6 million of cash in the three months ended March 31, 2008 and used $20.8 million in the three months ended March 31, 2007 primarily due to activity related to the purchase and sale of marketable securities. Capital expenditures in the first three months of 2008 were $1.6 million, compared to capital expenditures of $1.4 million in the first three months of 2007. We expect our total capital expenditures in 2008 to be approximately $8 million to $10 million.
     Financing activities used cash of $35.9 million in the first three months of 2008 compared to cash provided of $1.5 million in the first three months of 2007 primarily due our purchase and retirement of treasury stock in the first three months of 2008.
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
     We believe that the following critical accounting policies, as discussed in this Form 10-Q and/or our Form 10-K for the year ended December 31, 2007, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•	Revenue recognition

•	Reserve for warranty

•	Reserve for excess and obsolete inventory

•	Stock-based compensation

•	Commitments and contingencies

•	Fair value measurements

•	Income taxes

•	Valuation of intangible assets

•	Long-lived assets including intangible assets subject to amortization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our investment securities currently include $38.9 million of auction rate securities. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). We have the opportunity to sell these investments during such periodic auctions subject to the availability of buyers. During the first quarter of 2008, issues in the global credit and capital markets led to failed auctions with respect to a large portion of our auction rate securities. As a result, we recorded a $1.6 million unrealized loss ($1.2 million net of taxes) related to these investments. We believe that we will be able to liquidate the investments at par within a reasonable time period. However, volatility in the credit markets could continue to negatively impact the liquidity of the investments and lead to additional adjustments to their carrying value. See Notes 5 and 13 to the Consolidated Condensed Financial Statements included in this Report and the “Risk Factors” set forth in Part II, Item 1A of this Report for more information. There were no additional material changes in the Company’s exposure to market risk from December 31, 2007.
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
     As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On April 9, 2008, the Company was served with a complaint filed on December 20, 2007 in the U.S. District Court for the Western District of Texas by Celerity, Inc., alleging infringement by the Company’s PI-980 Mass Flow Controller product of 5 U.S. patents owned by Celerity and seeking injunctive and monetary relief. Upon review of the allegations in the complaint, the Company believes that its PI-980 product does not infringe any claim of Celerity’s patents. We do not expect this litigation to have a material effect on the Company’s financial condition or results of operations.
     Between January 15 and April 28, 2008, the Customs Office of Taipei, Taiwan issued a series of orders to the Company’s Taiwanese subsidiary, Advanced Energy Taiwan, Ltd., requiring that certain Company products manufactured in mainland China and allegedly imported without proper authorization be removed from Taiwan. The Company has protested the orders based upon recent rulings of the Taiwan Bureau of Foreign Trade that the products were authorized for unrestricted import. The Company believes that even if its protest is unsuccessful, the cost of compliance with the orders would be immaterial to the Company’s operations.
     We are involved in disputes and legal actions from time to time in the ordinary course of our business. For a description of the material pending legal proceedings to which we are a party, please see our 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2008
ITEM 1A. RISK FACTORS
     Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007 describes some of the risks and uncertainties associated with our business. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.
     Although we do not believe that there have been any material changes to the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K, the risk factors set forth below have been updated with more current information.
     A significant portion of our sales is concentrated among a few customers.
     Our ten largest customers accounted for 56% of our total sales in the first quarter 2008. Applied Materials, Inc., our largest customer, accounted for 26% of our sales in the three months ended March 31, 2008. No other customer accounted for more than 10% of our sales during this period. The loss of any of our significant customers or a material reduction in any of their purchase orders could significantly harm our business, financial condition and results of operations.
     Our customers continually exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base and the highly competitive markets in which we compete, we may be required to reduce our prices or extend payment terms to remain competitive. We may not be able to reduce our expenses in an amount sufficient to offset potential margin declines.
     Funds associated with auction rate securities that we have traditionally held as short-term investments may not be liquid or readily available.

     As discussed previously in this Report, our investment securities include auction rate securities that are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. However, if the global credit crisis persists or intensifies or if a secondary market results in lower values, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other than temporary, it would result in an impairment charge being recognized on our statement of income which could be material and which could adversely affect our financial results. In addition, the lack of liquidity associated with these investments may require us to access our available lines of credit more frequently until some or all of our auction rate securities are liquidated.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 27, 2007, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $75 million in Common Stock (the “Stock Repurchase Program”).
     Below is a summary of the Company’s purchases of its common stock during the three months ended March 31, 2008 under the Stock Repurchase Program[, all of which occurred in [month]].

Total Number of
Shares Purchased
as Part of
	Total Number of		Publicly
	Shares	Average	Announced
	Purchased	Price	Programs
	(in thousands)	per Share	(in thousands)
January 1 to March 31	2,744	$12.95	2,744
     The remaining authorized amount at March 31, 2008 was approximately $39.4 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
Exhibits:
10.1	Executive Change in Control Agreement, dated March 29, 2008, by and among Advanced Energy Industries, Inc. and Hans Georg Betz (Incorporated by reference to

Exhibit 10.1 to the Current Report of Advanced Energy Industries Inc. on Form 8-K (File No. 000-26966) filed with the Securities and Exchange Commission on April 4, 2008.
10.2	Executive Change in Control Agreement, dated March 29, 2008, by and among Advanced Energy Industries, Inc. and Lawrence D. Firestone (Incorporated by reference to Exhibit 10.2 to the Current Report of Advanced Energy Industries Inc. on Form 8-K (File No. 000-26966) filed with the Securities and Exchange Commission on April 4, 2008.

10.3	Executive Change in Control Agreement, dated March 29, 2008, by and among Advanced Energy Industries, Inc. and Yuval Wasserman (Incorporated by reference to Exhibit 10.3 to the Current Report of Advanced Energy Industries Inc. on Form 8-K (File No. 000-26966) filed with the Securities and Exchange Commission on April 4, 2008.

10.4	Executive Transition Agreement dated as of December 31, 2007, by and between Advanced Energy Industries, Inc. and Charles S. Rhoades

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.
Dated: May 9, 2008	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS
10.1	Executive Change in Control Agreement, dated March 29, 2008, by and among Advanced Energy Industries, Inc. and Hans Georg Betz (Incorporated by reference to Exhibit 10.1 to the Current Report of Advanced Energy Industries Inc. on Form 8-K (File No. 000-26966) filed with the Securities and exchange Commission on April 4, 2008.

10.2	Executive Change in Control Agreement, dated March 29, 2008, by and among Advanced Energy Industries, Inc. and Lawrence D. Firestone (Incorporated by reference to Exhibit 10.2 to the Current Report of Advanced Energy Industries Inc. on Form 8-K (File No. 000-26966) filed with the Securities and exchange Commission on April 4, 2008.

10.3	Executive Change in Control Agreement, dated March 29, 2008, by and among Advanced Energy Industries, Inc. and Yuval Wasserman (Incorporated by reference to Exhibit 10.3 to the Current Report of Advanced Energy Industries Inc. on Form 8-K (File No. 000-26966) filed with the Securities and exchange Commission on April 4, 2008.

10.4	Executive Transition Agreement dated as of December 31, 2007, by and between Advanced Energy Industries, Inc. and Charles S. Rhoades

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.