Form 10-Q
period 2008-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2008-08-07
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008.
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
As of August 5, 2008, there were 41,781,381 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,178	$94,588
Marketable securities	33,556	110,676
Trade accounts receivable, net	59,817	61,545
Inventories, net	48,431	50,532
Deferred income taxes, net	15,243	23,696
Other current assets	5,969	6,932

Total current assets	269,194	347,969

PROPERTY AND EQUIPMENT, net	30,434	30,912

OTHER ASSETS:
Deposits and other	5,831	5,562
Long-term investments	36,002	1,483
Goodwill	63,884	61,406
Other intangible assets, net	6,276	6,362
Customer service equipment, net	1,069	1,236
Deferred income taxes, net	15,629	4,098

Total assets	$428,319	$459,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$13,364	$12,424
Taxes payable	6,039	5,692
Accrued payroll and employee benefits	11,131	11,945
Accrued warranty expense	7,856	8,812
Other accrued expenses	1,787	2,215
Customer deposits and deferred revenue	371	759
Accrued restructuring	515	36
Capital lease obligations, current portion	137	131

Total current liabilities	41,200	42,014

LONG-TERM LIABILITIES:
Capital leases, net of current portion	71	112
Deferred income taxes, net	1,878	1,891
Uncertain tax positions	5,750	5,800
Other long-term liabilities	1,912	2,150

Total long-term liabilities	9,611	9,953

Total liabilities	50,811	51,967

Commitments and contingencies

STOCKHOLDERS’ EQUITY	377,508	407,061

Total liabilities and stockholders’ equity	$428,319	$459,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2008	2007
SALES	$87,996	$103,049

COST OF SALES	52,720	58,094

Gross profit	35,276	44,955

OPERATING EXPENSES:
Research and development	13,762	12,911
Selling, general and administrative	13,955	15,414
Amortization of intangible assets	226	202
Restructuring charges	393	158

Total operating expenses	28,336	28,685

INCOME FROM OPERATIONS	6,940	16,270

OTHER INCOME, NET	996	1,505

Income before income taxes	7,936	17,775

PROVISION FOR INCOME TAXES	(2,073)	(6,108)

NET INCOME	$5,863	$11,667

BASIC EARNINGS PER SHARE	$0.14	$0.26

DILUTED EARNINGS PER SHARE	$0.14	$0.25

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	41,869	45,161
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	42,290	45,992
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2008	2007
SALES	$176,883	$210,372

COST OF SALES	105,759	117,108

Gross profit	71,124	93,264

OPERATING EXPENSES:
Research and development	26,847	24,946
Selling, general and administrative	28,423	30,632
Amortization of intangible assets	466	526
Restructuring charges	1,067	2,950

Total operating expenses	56,803	59,054

INCOME FROM OPERATIONS	14,321	34,210

OTHER INCOME	1,901	3,059

Income before income taxes	16,222	37,269

PROVISION FOR INCOME TAXES	(4,393)	(12,931)

NET INCOME	$11,829	$24,338

NET INCOME PER BASIC SHARE:
BASIC EARNINGS PER SHARE	$0.27	$0.54

DILUTED EARNINGS PER SHARE	$0.27	$0.53

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	43,265	45,051
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	43,686	45,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,829	$24,338
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,285	6,051
Stock-based compensation	1,672	1,813
Provision (benefit) for deferred income taxes	(2,614)	6,108
Restructuring and asset impairment charges	477	2,950
Changes in operating assets and liabilities
Accounts receivable	3,290	905
Inventories	2,321	(4,067)
Other current assets	(163)	37
Trade accounts payable	832	388
Other current liabilities and accrued expenses	(1,817)	(3,856)
Income taxes payable/receivable, net	770	873
Non-current assets	(1,031)	(1,232)
Non-current liabilities	(1,278)	665

Net cash provided by operating activities	20.573	34,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(10,957)	(20,702)
Proceeds from sale of marketable securities	51,156	806
Purchase of property and equipment	(3,945)	(3,595)

Net cash provided by (used in) investing activities	36,254	(23,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior borrowings and capital lease obligations	(49)	(50)
Purchase and retirement of treasury stock	(49,767)	—
Proceeds from common stock transactions	1,242	4,106

Net cash provided by (used in) financing activities	(48,574)	4,056

EFFECT OF CURRENCY TRANSLATION ON CASH	3,337	(698)

INCREASE IN CASH AND CASH EQUIVALENTS	11,590	14,840
CASH AND CASH EQUIVALENTS, beginning of period	94,588	58,240

CASH AND CASH EQUIVALENTS, end of period	$106,178	$73,080

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7	$52
Cash paid for income taxes	$2,526	$4,962
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
BALANCES, December 31, 2007	45,288	$45	$267,205	$121,745	$18,066	$407,061

Exercise of stock options for cash	141	—	1,242	—	—	1,242
Stock based compensation	116	—	1,672	—	—	1,672
Purchase and retirement of treasury stock	(3,775)	(3)	(49,770)	—	—	(49,773)
Comprehensive Income
Foreign currency translation	—	—	—	—	7,171	7,171
Unrealized holding losses on available for sale securities, net of tax	—	—	—	—	(1,694)	(1,694)
Net income	—	—	—	11,829	—	11,829

Total Comprehensive Income						17,306

BALANCES, June 30, 2008	41,770	$42	$220,349	$133,574	$23,543	$377,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets; statements of income; stockholders’ equity and comprehensive income; and cash flows contain all adjustments, consisting of normal, recurring adjustments necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at June 30, 2008 and December 31, 2007, and the results of their operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007.
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
     SEGMENT REPORTING — The Company operates in one segment for the manufacture, marketing and servicing of key products, primarily to the semiconductor capital equipment industry, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information”. Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the condensed consolidated financial statements and notes thereto.
     ESTIMATES AND ASSUMPTIONS — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts; determining useful lives for fixed assets and intangible assets; assessing the need for impairment charges; establishing warranty reserves; establishing the fair value and forfeiture rate of stock-based compensation; estimating the fair value of financial instruments; accounting for income taxes; and assessing excess and obsolete inventory and various other items. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
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

     We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“FAS 159”) on January 1, 2008. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option for any of our financial assets or liabilities, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
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
     In certain instances, based on the credit terms with the customer, the Company requires its customers to pay for a portion or all of their purchases prior to the Company building or shipping these products. Cash payments received prior to shipment are recorded as customer deposits and deferred revenue in the condensed consolidated balance sheets, and then recognized as revenue as appropriate based upon the transfer of title of the products. The Company does not offer price protection to customers, or allow returns, unless covered by our normal policy for repair of defective products.
     WARRANTY RESERVE POLICY — The Company offers product warranty coverage for periods typically ranging from 12 to 24 months after shipment. The Company estimates the anticipated costs of repairing products under warranty based on the historical cost of the repairs. The assumptions used to estimate the warranty reserve are reviewed periodically based on actual experience and, when appropriate, the warranty reserve is adjusted. Estimated warranty costs are recorded at the time of sale and are reflected in cost of sales in the consolidated statements of income.
     The following table summarizes the activity in the Company’s warranty reserve during the three and six months ended June 30, 2008 and 2007:

	Three months Ended		Six months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Balance at beginning of period	$8,455	$7,865	$8,812	$7,845
Provisions	2,112	2,021	4,135	4,225
Usages	(2,711)	(2,451)	(5,091)	(4,635)

Balance at end of period	$7,856	$7,435	$7,856	$7,435

     EXCESS AND OBSOLETE INVENTORY— Inventory is evaluated regularly for usability, and if it is deemed as excess or obsolete, it is written down or written off accordingly. Estimating the net realizable value of inventory is based primarily upon forecasts of product demand. Charges for excess and obsolete inventory are recorded, as necessary, within cost of sales in the consolidated statements of income.
     COMMITMENTS AND CONTINGENCIES — The Company is subject to disputes and legal actions arising in the normal course of its business. The Company accrues loss contingencies in connection with its commitments and contingencies, when it is probable that a loss has occurred or may occur and the amount of the loss can be reasonably estimated. Loss contingencies may include, but are not limited to, litigation and contractual obligations.
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
(2) STOCK-BASED COMPENSATION
     The Company recognizes stock-based compensation expense in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“FAS 123R”), “Share-Based Payment”. Stock-based compensation was $1.3 million and $992,000 for the three months ended June 30, 2008 and 2007, respectively and $1.8 million for the six months ended June 30, 2008 and 2007, respectively.
Stock Options
     A summary of our stock option activity for the six month period ended June 30, 2008 is as follows:

		Weighted-
		Average
		Grant-date
(In thousands, except fair values)	Shares	Fair Value
Options outstanding at December 31, 2007	3,241	$19.28
Options granted	725	12.94
Options exercised	(140)	8.85
Options cancelled	(267)	18.22

Options outstanding at June 30, 2008	3,559	$18.48

Exercisable at June 30, 2008	2,067	$20.84

     The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $758,000 and $748,000, respectively, and was $1.6 million and $2.8 million for the three and six months ended June 30, 2007, respectively, determined as of the exercise date. As of June 30, 2008, there was $13.5 million of total unrecognized compensation cost related to stock options granted and outstanding, which is expected to be recognized through fiscal year 2012, with a weighted average remaining vesting period of 3.0 years. Cash received from stock option exercises was $1.2 million during both the three and six months ended June 30, 2008. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three and six months ended
	June 30,
	2008	2007
Risk-free interest rates	3.06%	4.6%
Expected dividend yield rates	0.0%	0.0%
Expected lives	5.5 years	5.5 years
Expected volatility	62.2%	60.5%
Expected forfeiture rate	30.5%	22.0%
Restricted Stock
     A summary of the Company’s non-vested Restricted Stock (“RSU”) activity for the six month period ended June 30, 2008 is as follows:

		Weighted
		Average
		Grant Date
(In thousands, except fair values)	Shares	Fair Value
Balance outstanding at December 31, 2007	468	$16.04
RSUs granted	135	12.87
RSUs vested	(121)	12.17
RSUs forfeited	(58)	15.12

Balance outstanding at June 30, 2008	424	$14.63

     The fair value of the Company’s RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date. At June 30, 2008, there was $5.2 million of total unrecognized compensation cost related to non-vested RSUs outstanding, which cost is expected to be recognized over a weighted average period of 1.7 years. During the quarter ended June 30, 2008, the total fair value of RSUs which vested was $534,000, based upon the closing fair market value of the Company’s common stock on the date the underlying common stock was released to the recipient.
Employee Stock Purchase Plan (the “ESPP”)
     During the three months ended June 30, 2008, 15,000 shares were granted under the ESPP. As of June 30, 2008, there was $38,000 of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of two months.

(3) INCOME TAXES
          Upon adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109” (“FIN 48”) as of January 1, 2007, the Company increased the long-term liability associated with uncertain tax positions by $6 million and also increased the long-term receivable of $5 million consisting of offsetting tax benefits. As of December 31, 2007, the balance of our tax contingencies was $5.8 million. If the $5.8 million of tax contingencies reverse, $1.1 million would affect our effective tax rate. There have been no significant changes to these amounts during the quarter or six months ended June 30, 2008.
     The tax years 2003 through 2007 remain open to examination by the U.S. state and local taxing jurisdictions to which we are subject. The tax years 2004 through 2007 remain open to examination by the U.S. Internal Revenue Service. The foreign taxing jurisdictions have open tax years from 2001 through 2007. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties at December 31, 2007 or June 30, 2008. We do not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.
     The Company’s expected tax rate is projected to be 27% for the year ended December 31, 2008, approximately 4% lower than the Company’s tax rate for the year ended December 31, 2007. The Company expects a favorable profit mix for tax purposes for its subsidiaries as more income is expected to be generated by our subsidiaries in lower income tax jurisdictions. Additionally, in 2008, the tax rate in Germany, where a portion of our profits are reported, was lowered from 39% to 30% where a portion of our profits are reported.
     While we believe we have adequately provided for all of our tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We do not believe any federal or foreign tax-related matters warrant additional provisions as of June 30, 2008.
(4) RESTRUCTURING
     On March 5, 2008, the Company restructured a portion of its administrative operations. Related to this, the Company recorded restructuring charges of $393,000 and $1.07 million during the three and six month periods ended June 30, 2008, respectively, for severance costs. The Company expects to recognize an additional $185,000 related to this restructuring for severance and benefit costs through November 2008.
     In March 2007, the Company announced the closure of its operation located in Stolberg, Germany. Related to this closure, the Company recorded restructuring charges of $2.95 million, as of June 30, 2007, consisting primarily of $2.05 million for the accrual of employee severance and benefit costs associated with the reduction of employees at the facility and an asset impairment charge of approximately $900,000 related to the write-down of certain real and personal property to their estimated fair value.

(5) MARKETABLE SECURITIES & LONG-TERM INVESTMENTS
     Investment securities with original maturities of more than three months at time of purchase are considered marketable securities. Marketable securities as of June 30, 2008 included certificates of deposit, municipal bonds and notes, institutional money markets and auction rate securities. The Company’s investments are classified as available for sale securities, and are recorded at fair value with temporary changes in fair market value recorded as unrealized holding gains or losses in other comprehensive income (loss), net of tax.
     The Company’s investments, both current and non-current, are carried at their fair value as further described in Note 14. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification. The composition of securities, classified as current and non-current assets is as follows at June 30, 2008, and December 31, 2007:

	June 30, 2008		December 31, 2007
	(in thousands)		(in thousands)
	Cost	Fair Value	Cost	Fair Value
Current
Commercial paper	$—	$—	$1,496	$1,496
Certificates of deposit	14,759	14,759	6,299	6,299
Corporate bonds/notes	—	—	2,398	2,398
Municipal bonds/notes	2,774	2,774	24,595	24,595
Auction rate securities	—	—	51,003	51,003
Institutional money markets	16,023	16,023	24,885	24,885

Total Current	33,556	33,556	110,676	110,676

Non-current
Long-term deposit account	1,680	1,680	1,479	1,479
Common stock	4	4	4	4
Auction rate securities	36,625	34,318	—	—

Total Non-current	38,309	36,002	1,483	1,483

Total securities	$71,865	$69,558	$112,159	$112,159

     Auction rate securities are debt instruments with long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals, usually every 7, 28, 35 or 90 days, at which time the securities can typically be purchased or sold. Starting in February 2008, the Company experienced difficulty in selling these securities due to the failure of the auction mechanism which historically provided liquidity to these securities. The securities for which auctions have failed will continue to accrue interest and be auctioned every 35 days until the auction succeeds, the issuer calls the securities for redemption, or they mature. Accordingly, there may be no effective mechanism for selling these securities. In the first quarter of 2008, the Company reclassified the entire auction rate security investment balance from marketable securities to long-term investments on its condensed consolidated balance sheet because of the Company’s inability to determine when its investments in auction rate securities would settle. As of June 30, 2008, the Company recorded a temporary impairment of $1.7 million, net of taxes in other comprehensive income for its auction rate securities.

(6) ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following:

	June 30,	December 31
	2008	2007
	(In thousands)
Trade accounts receivable, gross	$60,545	$61,905
Allowance for doubtful accounts	(728)	(360)

Trade accounts receivable, net	$59,817	$61,545

(7) INVENTORIES
     Inventories consisted of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Parts and raw materials	$41,165	$43,737
Work in process	3,014	2,212
Finished goods	10,072	11,094
Excess and obsolete	(5,820)	(6,511)

Total inventories, net	$48,431	$50,532

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of cost or market and computed on a first-in, first-out basis.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and amortizable intangible assets consisted of the following as of June 30, 2008:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,015	$1,594	$(8,236)	$373	5
Trademarks and other	8,604	2,243	(4,944)	5,903	17

Total amortizable intangible assets	15,619	3,837	(13,180)	6,276	12

Goodwill	49,396	14,488	—	63,884

Total goodwill and amortizable intangible assets	$65,015	$18,325	$(13,180)	$70,160

     Goodwill and amortizable intangible assets consisted of the following as of December 31, 2007:

		Cumulative
		Effect of				Weighted-
	Gross	Changes in			Net	Average
	Carrying	Exchange	Accumulated	Other	Carrying	Useful Life
	Amount	Rates	Amortization	Charges	Amount	(Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,015	$1,553	$(7,990)	—	$578	5
Trademarks and other	8,604	1,905	(4,725)	—	5,784	17

Total amortizable intangible assets	15,619	3,458	(12,715)	—	6,362	12

Goodwill	49,581	12,010	—	(185)	61,406

Total goodwill and amortizable intangible assets	$65,200	$15,468	$(12,715)	$(185)	$67,768

     Amortization expense related to intangible assets for the three months ended June 30, 2008 and 2007 was $226,000 and $202,000, respectively, and $466,000 and $526,000 for the six months ended June 30, 2008 and 2007, respectively. Estimated amortization expense related to the Company’s acquired intangible assets fluctuates with changes in foreign currency exchange rates between the U.S. dollar, the Japanese yen and the euro. Estimated amortization expense related to amortizable intangibles for each of the five years 2008 through 2012 is as follows:

Estimated
Amortization
Expense
(In thousands)
2008	$908
2009	561
2010	445
2011	445
2012	445
(9) STOCKHOLDERS’ EQUITY
     Stockholders’ equity consisted of the following:

	June 30,	December 31,
(In thousands, except par value)	2008	2007
Common stock, $0.001 par value, 70,000 shares authorized, 41,769 and 45,288 shares issued and outstanding, respectively	$42	$45
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	220,349	267,205
Retained earnings	133,574	121,745
Unrealized holding losses on available-for-sale securities, net of tax	(1,694)	—
Cumulative translation adjustments	25,237	18,066

Total stockholders’ equity	$377,508	$407,061

     On December 24, 2007, the Board of Directors authorized a program to repurchase up to $75 million of our common stock over a 12 month period. Purchases under the program may be made from time-to-time in the open market, through privately negotiated transactions, through block trades, Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares that may be repurchased under the program and the program may be discontinued at any time, without prior notice. During the three and six month periods ended June 30, 2008, we repurchased and retired 1,031,000 and 3,775,000 shares, respectively, of our common stock at an average market price of $13.75 and $13.24 per share respectively in such periods. All shares repurchased were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.
     On April 22, 2008, the Company suspended its stock repurchase program previously announced December 27, 2007.

(10) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the Company consists of net income, foreign currency translation adjustments and net unrealized holding gains (losses) on available-for-sale marketable securities and non-current investments as presented below (In thousands):

	Three months Ended		Six months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income, as reported	$5,863	$11,667	$11,829	$24,338
Adjustment to arrive at comprehensive income (loss), net of taxes:
Unrealized holding (loss) gain on available-for-sale marketable securities, net of tax	(487)	(34)	(1,694)	(107)
Cumulative translation adjustments	(7,422)	(2,852)	7,171	(1,875)

Comprehensive income (loss)	$(2,046)	$8,781	$17,306	$22,356

(11) COMMITMENTS AND CONTINGENCIES
     We are involved in disputes and legal actions from time to time in the ordinary course of our business.
     On April 9, 2008, the Company was served with a complaint filed on December 20, 2007 in the U.S. District Court for the Western District of Texas by Celerity, Inc., alleging infringement by the Company’s PI-980 Mass Flow Controller product of 5 U.S. patents owned by Celerity and seeking injunctive and monetary relief. Celerity voluntarily dismissed the complaint on July 14, 2008.
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
     On November 5, 2007, a complaint was filed in the U.S. District Court for the District of Colorado by Xantrex Technology, Inc., alleging various breaches of confidence and interference with contractual duties in connection with the Company’s hiring of a former employee of Xantrex. Xantrex sought injunctive relief against both the Company and its former employee, and the Company filed a motion to dismiss all claims. A hearing on the cross motions was held on January 18 and 22, 2008. On May 23, 2008, the District Court denied the Company’s motion to dismiss and granted injunctive relief to Xantrex. The Company has filed an appeal with the Tenth Circuit Court of Appeals. The matter is proceeding in the District Court while the appeal is pending. The Company does not expect the proceedings to result in any material adverse impact on our business or financial results.
     The Company has firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation at June 30, 2008 under these arrangements is approximately $32.3 million. Substantially all amounts under these arrangements are due in 2008. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated, settled, or cancelled. Certain agreements provide for potential cancellation penalties. The Company’s policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable and believes it has adequate provision for potential exposure related to inventory on order which may go unused.

(12) EARNINGS PER SHARE
     As of June 30, 2008, stock options and restricted stock units relating to an aggregate of approximately 4.0 million shares were outstanding, and, as of June 30, 2007, stock options and restricted stock units relating to an aggregate of approximately 3.4 million shares were outstanding. Not included in the computation of diluted earnings per share are stock options in respect of 3.6 million shares for the three months ended June 30, 2008, stock options in respect of 2.6 million shares for the three months ended June 30, 2007, stock options in respect of 3.6 million shares for the six months ended June 30, 2008, and stock options in respect of 2.7 million shares for the six months ended June 30, 2007, respectively due to the anti-dilutive effect of these shares.
     The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS for the three and six month periods ended June 30, 2008 and 2007:

	Three months Ended		Six months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Earnings per common share — basic
Net income	$5,863	$11,667	$11,829	$24,338
Weighted average common shares outstanding	41,869	45,161	43,265	45,051

Earnings per share — basic	$0.14	$0.26	$0.27	$0.54

Earnings per common share — diluted
Net income	$5,863	$11,667	$11,829	$24,338
Weighted average common shares outstanding	41,869	45,161	43,265	45,051
Effect of dilutive securities:
Stock options and restricted stock units	421	831	421	783

Adjusted weighted average common shares outstanding	42,290	45,992	43,686	45,834

Earnings per common share — diluted	$0.14	$0.25	$0.27	$0.53

(13) FOREIGN OPERATIONS AND MAJOR CUSTOMERS
     The Company has operations in the United States, Asia Pacific and Europe. The following is a summary of the Company’s operations by geographic region:

	Three months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Sales (1):
United States	$33,666	$56,838	$75,974	$118,176
Asia Pacific	40,991	36,193	75,803	68,847
Europe	13,339	10,018	25,106	23,349

	$87,996	$103,049	$176,883	$210,372

(1)	These sales amounts are calculated based on the destination for our products and does not contemplate where our customers may subsequently transfer them.

Income (loss) from operations:
United States.	$10	$5,063	$(5,657)	$17,158
Asia Pacific	1,308	8,830	12,904	14,615
Europe	5,079	2,443	8,577	3,527
Intercompany elimination	543	(66)	(1,503)	(1,090)

	$6,940	$16,270	$14,321	$34,210

	June 30,	December 31,
	2008	2007
Long-lived assets:
United States	$41,820	$41,914
Asia Pacific	47,308	46,847
Europe	18,365	16,716

	$107,493	$105,477

     Intercompany sales between the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.
     Applied Materials, Inc. is the Company’s largest customer and accounted for 23% and 28% of the Company’s sales for the three months ended June 30, 2008 and 2007, respectively and 24% and 29% for the six months ended June 30, 2008 and 2007, respectively. No other customer accounted for 10% or more of the Company’s sales during these periods.
(14) FAIR VALUE MEASUREMENTS
     As stated in “—Note 1. Basis of Presentation And Summary of Significant Accounting Policies”, on January 1, 2008, the Company adopted the methods of fair value measurement as described in FAS No. 157 to value its financial assets and liabilities. As defined in FAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Observable prices that are based on inputs not quoted in active markets, but corroborated by direct or indirect market data.
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
     Financial assets and liabilities carried at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
Certificates of deposit	$14,759	$—	$—	$14,759
Municipal bonds/notes	2,774	—	—	2,774

	Level 1	Level 2	Level 3	Total
Auction rate securities	—	—	34,318	34,318
Long-term deposit account	1,680	—	—	1,680
Common stock	4	—	—	4
Institutional money markets	16,023	—	—	16,023

Total	$35,240	$—	$34,318	$69,558

     Due to the lack of observable market quotes on the Company’s auction rate securities portfolio, the Company utilizes a valuation model that relies exclusively on Level 3 inputs including market, tax status, credit quality, duration, recent market observations and overall capital market liquidity. The valuation of the Company’s auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Auction rate securities totaling approximately $3.9 million were liquidated, sold or recalled in the second quarter of 2008. The Company concluded that the fair value of the remaining auction rate securities at June 30, 2008 was $34.3 million, a decline of $2.3 million from par value during the six months ended June 30, 2008. The decline in fair value from December 31, 2007 was deemed temporary as the Company believes the decline in fair value of these investments is due to general market conditions, and the Company has the intent and ability to hold these investments until anticipated recovery in fair value occurs. Accordingly, the Company recorded the unrealized decline in fair value, net of tax, on these securities of $1.7 million in other comprehensive income.
     The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, if a secondary market emerges for these securities, or if the anticipated recovery in fair values does not occur, the Company may be required to record additional losses.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Statements
     The following discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. Some of these risks and uncertainties are described in Part II Item 1A below and in other filings we make with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2007. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. We assume no obligation to update any forward-looking statements or the reasons why our actual results might differ.

OVERVIEW
     We design, manufacture and support complex power conversion and control systems, and gas flow control and thermal measurement devices used in plasma-based, thin-film processing equipment. This equipment is essential to the manufacture of products as follows:
•	Semiconductor devices for electronics applications;

•	Solar panels or photovoltaics;

•	Flat panel displays for television and computer monitors;

•	Compact discs, DVDs and magnetic hard drives;

•	Low emissivity architectural glass;

•	Other markets where thin film deposition is a critical part of the manufacturing process.
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
     We provide solutions to a diverse range of markets and geographic regions with the semiconductor capital equipment industry being our largest market and sales to the solar market being our second largest market. Sales to customers in the semiconductor capital equipment industry comprised 52% and 66% of our sales in the three months ended June 30, 2008 and 2007, respectively and 58% and 69% of our sales in the six months ended June 30, 2008 and 2007, respectively. Demand in the semiconductor capital equipment market has weakened over the past year and as such our revenues to that market have dropped. This cyclical downturn was the result of excess capital spending in 2006 and 2007 in the semiconductor market followed by a lack of spending in the market in 2008. Sales to customers in the solar market comprised 14% and 6% of our sales in the three months ended June 30, 2008 and 2007, respectively, and 12% and 6% of our sales in the six months ended June 30, 2008 and 2007, respectively. The investments in capacity for solar panel production lines have driven this growth in revenue. Our products are aligned with the polysilicon, copper indium gallium selenide (CIGS), copper indium selenide (CIS), cadmium telluride, and thin-film solar production processes. Other markets we sell to include flat panel display, data storage, architectural glass, and other industrial thin-film manufacturing equipment. Our customers in these markets are predominatly large original equipment manufacturers (OEM’s) for new equipment and we also derive additional revenue from our installed base by providing services to the end manufacturer. Our solar inverter revenue is included in our sales to the solar market.
Results of Operations
OVERVIEW
     Sales for the second quarter of 2008 were $88.0 million, a 14.6% decrease compared to second quarter 2007 sales of $103.0 million. In the second quarter of 2008, we generated net income from operations of $6.9 million, or 7.9% of sales, compared to the second quarter of 2007, when we generated net income from operations of $16.3 million, or 15.8% of sales. Gross margin decreased to 40.1% in the first quarter of 2008 from 43.6% in the second quarter of 2007. We generated earnings of $0.14 per diluted share in the second quarter of 2008 compared to $0.25 per diluted share in the second quarter of 2007.

SALES
     The following tables summarize our unaudited net sales and percentages of net sales by semiconductor and non-semiconductor markets for the three and six month periods ended June 30, 2008 and 2007:

	Three Months				Six Months Ended
	Ended June 30,		Increase/	%	June 30,		Increase/	%
	2008	2007	Decrease	Change	2008	2007	Decrease	Change
	(In thousands)				(In thousands)
Semiconductor capital equipment	$45,502	$68,350	$(22,848)	(33.4)%	$103,171	$144,473	$(41,302)	(28.6)%
Non-semiconductor capital equipment	42,494	34,699	7,795	22.5%	73,712	65,899	7,813	11.9%

Total sales	$87,996	$103,049	$(15,053)	(14.6)%	$176,883	$210,372	$(33,489)	(15.9)%

	Three Months Ended June 30,		Six Months Ended June 30,
% of sales	2008	2007	2008	2007
Semiconductor capital equipment	52%	66%	58%	69%
Non-semiconductor capital equipment	48%	34%	42%	31%

	100%	100%	100%	100%

     The following tables summarize our unaudited net sales and percentages of net sales by geographic region for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008	2007	Increase/	%	2008	2007	Increase/	%
	(In thousands)		Decrease	Change	(In thousands)		Decrease	Change
Sales (1):
United States/Canada	$33,666	$56,838	$(23,172)	(40.8)%	$75,974	$118,176	$(42,202)	(35.7)%
Asia Pacific	40,991	36,193	4,798	13.3%	75,803	68,847	6,956	10.1%
Europe	13,339	10,018	3,321	33.1%	25,106	23,349	1,757	7.5%

Total sales	$87,996	$103,049	$(15,053)	(14.6)%	$176,883	$210,372	$(33,489)	(15.9%)

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.

	Three Months Ended June 30,		Six Months Ended June 30,
% of sales	2008	2007	2008	2007
United States/Canada	38%	55%	43%	56%
Asia Pacific	15%	35%	14%	33%
Europe	47%	10%	43%	11%

	100%	100%	100%	100%

     Sales were $88.0 million in the second quarter of 2008, a decrease of 14.6% compared to sales of $103.0 million in the second quarter of 2007. Our sales to the semiconductor capital equipment industry decreased approximately 33% compared to the second quarter of 2007, and decreased approximately 29% compared to the six months ended June 30, 2007. The decline was due to a reduction in demand from the semiconductor capital equipment industry as capital spending in the first half of 2007 for capacity expansion was strong. Demand in 2008 has reduced as semiconductor manufacturers absorb the capacity that they added in 2006 and 2007. Overall semiconductor manufacturers are optimizing the output from their installed capacity and are finding ways to improve output without spending capital on expansion. Sales to the markets outside of the semiconductor capital equipment market grew 22% which partially dampened the effect of the decline in the semiconductor capital equipment market. Sales to the solar market were strong as solar panel manufacturers invested in capacity expansion for solar panel production. Revenues to the solar market grew to 14% for the second quarter of 2008. Sales to the flat panel display market grew as well, as the leading flat panel display manufactures continued their investments in additional capacity. Our other non-semi markets showed growth which resulted in a shift in the balance of our business to 52% semi and 48% non-semi in the second quarter. This mix of revenues has been in the range of 67% semi and 37% non-semi in the past several quarters.

GROSS PROFIT
     Our gross profit was 40.1% and 40.2% in the three and six months ended June 30, 2008, compared to 43.6% and 44.3% in the three and six months ended June 30, 2007. The decline in revenues caused a lower absorption of our fixed costs which caused the decline decrease in our gross margin.
RESEARCH AND DEVELOPMENT EXPENSES
     The markets for our products constantly present us with opportunities to develop our products for new or emerging applications, along with requirements for technological changes driving for higher performance, lower cost, and other attributes that will advance our customers products. We believe that continued and timely development of new and differentiated products, as well as enhancements to existing products to support customer requirements, is critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue. Since inception, all of our research and development costs have been expensed as incurred.
     Our research and development expenses were $13.8 million, or 15.6% of sales, in the second quarter of 2008 and $12.9 million, or 12.5% of sales, in the second quarter of 2007. The 6.6% increase from 2007 to 2008 was primarily due to increased efforts in the development of solar products and our inverter product line. We expect to continue these investments in order to deliver an expanded product suite to the solar equipment market as well as the solar inverter market.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Our global sales and marketing activities comprise our selling expenses, which include personnel, trade shows, advertising, third-party sales representative commissions and other selling and marketing activities. Our general and administrative expenses support our worldwide corporate, legal, patent, tax, financial, governance, administrative, information systems and human resource functions in addition to our general management.
     Selling, general and administrative (“SG&A”) expenses were $13.9 million, or 15.8% of sales, for the second quarter of 2008 and $15.4 million, or 15.0% of sales, for the second quarter of 2007. The $1.5 million decrease in SG&A expenses from 2007 to 2008 was primarily due to the ongoing implementation of our cost reduction program in the second quarter and $300,000 for the reversal of bad debt expense related to a balance that was collected in the second quarter. We expect the effect of the cost reduction efforts to continue through the end of the year. Partially offsetting these decreases, SG&A expenses in the second quarter included approximately $400,000 in legal fees related to litigation on various matters.
RESTRUCTURING CHARGES
     Restructuring charges of $393,000 were incurred in the three months ended June 30, 2008 and restructuring charges of $1.1 million were incurred during the six month period ended June 30, 2008. The charges were severance charges incurred as the result of restructuring a portion of our sales and administrative operations. We expect to incur additional restructuring costs in the second half of 2008 including $185,000 in connection with the restructuring announced in the first half of 2008.
     Our restructuring charges in the first and second quarters of 2007 were incurred in conjunction with the closing of our factory located in Stolberg, Germany. The closure of the facility was completed by October 31, 2007. Related to this closure, we recorded restructuring charges of $158,000 and $3.0 million during the three and six month periods ended June 30, 2007, respectively, consisting of employee severance and benefit costs and an asset impairment charge relating to the write-down to estimated fair value of certain real and personal property at the facility.

OTHER INCOME, NET
     Other income, net consists primarily of investment income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items. Other income decreased 33.8% to $996,000 in the three months ended June 30, 2008 from $1.5 million in the three months ended June 30, 2007, and other income decreased 38.7% to $1.9 million in the six months ended June 30, 2008 from $3.1 million in the six months ended June 30, 2007, primarily due to lower interest rates, decreased investment balance, and increased foreign exchange loss due to strengthening of the Japanese yen and the euro in relation to the U.S. dollar. As of June 30, 2008, we had $36.6 million in auction rates securities earning interest. Although these securities have been classified as long-term on our balance sheet, we expect them to earn interest at the rates on the face of the security. Any impairment charge pertaining to auction rate securities, if it is determined to be other than temporary impairment, will be recorded in other income in future quarters.
PROVISION FOR INCOME TAXES
     The income tax provision for the three and six month periods ended June 30, 2008 was $2.1 million and $4.4 million, respectively, which represented an effective tax rate of 26.1% and 27.1%, respectively in such periods compared to $6.1 million and $12.9 million for the three and six month periods ended June 30, 2007, respectively, which represented an effective tax rate of 34.4% and 34.7%, respectively in such periods. The decrease in the effective tax rate resulted primarily from a lower tax rate in Germany’s decrease of its tax rate from 39% to 30%. We expect that, for the balance of 2008, a greater portion of our income, as compared to 2007, will continue to be generated at our subsidiaries in jurisdictions with lower tax rates.
Liquidity and Capital Resources
     At June 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $139.7 million. In addition, we have auction rate securities of $34.3 million resulting in total invested cash of $175.7 million. During the six months ended June 30, 2008, following the reclass of $34.3 million in auction rates securities and $50 million in the repurchase of company stock, our cash, cash equivalents and marketable securities decreased $65.5 million, or 31.9%, from $205.3 million at December 31, 2007. Our working capital decreased $77.6 million, or 25%, to $228.4 million at June 30, 2008 from $306.0 million at December 31, 2007 primarily due to the reclass of the auction rate securities to long-term investments and the stock repurchase program.
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
     Operating activities provided cash of $20.6 million in the six months ended June 30, 2008 primarily due to decreases in accounts receivable and inventory.

     Investing activities provided $36.2 million of cash in the six months ended June 30, 2008 and used $23.5 million in the six months ended June 30, 2007 primarily due to activity related to the sale of marketable securities. Capital expenditures in the first six months of 2008 were $3.9 million, compared to capital expenditures of $3.6 million in the first six months of 2007. We expect our total capital expenditures in 2008 to be approximately $8 to $10 million.
     Financing activities used cash of $48.6 million in the first six months of 2008 compared to cash provided of $4.1 million in the first six months of 2007 primarily due our purchase and retirement of treasury stock in the first six months of 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2008, our investment securities currently include auction rate securities with a par value of $36.6 million, of which $30.4 million are tied to student loan debt and $6.2 million are tied to municipal debt. While the underlying securities commonly have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). We have the opportunity to sell these investments during such periodic auctions subject to the availability of buyers. During the first six months of 2008, issues in the global credit and capital markets led to failed auctions with respect to a large portion of our auction rate securities. As a result, we recorded a $2.3 million unrealized loss ($1.7 million net of taxes) related to these investments during the six month period ended June 30, 2008. We believe that we will be able to liquidate the investments at par within a reasonable time period. However, volatility in the credit markets could continue to negatively impact the liquidity of the investments and lead to additional adjustments to their carrying value. See Notes 5 and 14 to the Consolidated Condensed Financial Statements included in this Report and the “Risk Factors” set forth in Part II, Item 1A of this Report for more information. There were no additional material changes in the Company’s exposure to market risk from December 31, 2007.
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
     As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On April 9, 2008, the Company was served with a complaint filed on December 20, 2007 in the U.S. District Court for the Western District of Texas by Celerity, Inc., alleging infringement by the Company’s PI-980 Mass Flow Controller product of 5 U.S. patents owned by Celerity and seeking injunctive and monetary relief. Celerity voluntarily dismissed the complaint on July 14, 2008.
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
     On November 5, 2007, a complaint was filed in the U.S. District Court for the District of Colorado by Xantrex Technology, Inc., alleging various breaches of confidence and interference with contractual duties in connection with the Company’s hiring of a former employee of Xantrex. Xantrex sought injunctive relief against both the Company and its former employee, and the Company filed a motion to dismiss all claims. A hearing on the cross motions was held on January 18 and 22, 2008. On May 23, 2008, the District Court denied the Company’s motion to dismiss and granted injunctive relief to Xantrex. The Company has filed an appeal with the Tenth Circuit Court of Appeals. The matter is proceeding in the District Court while the appeal is pending. The Company does not expect the proceedings to result in any material adverse impact on our business or financial results.
     We are involved in disputes and legal actions from time to time in the ordinary course of our business. For a description of the material pending legal proceedings to which we are a party, please see our 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2008 and Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2008.
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
     Our ten largest customers accounted for 49% and 51% of our total sales in the three and six months ended June 30, 2008, respectively and 51% and 55% of our total sales in the three and six months ended June 30, 2007, respectively. Applied Materials, Inc., our largest customer, accounted for 22% and 28% of our sales in the three month periods ended June 30, 2008 and 2007, respectively, and 24% and 29% for the six month periods ended June 30, 2008 and 2007, respectively. No other customer accounted for more than 10% of our sales during this period. The loss of any of our significant customers or a material reduction in any of their purchase orders could significantly harm our business, financial condition and results of operations.
     Market pressures may reduce or eliminate our profitability.
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
     Below is a summary of the Company’s purchases of its common stock during the first two quarters of 2008 under the Stock Repurchase Program.

			Total Number of
			Shares Purchased
			as Part of Publicly
	Total Number of Shares	Average	Announced
	Purchased	Price per	Programs
	(in thousands)	Share	(in thousands)
January 1 to March 31	2,744	$12.95	2,744

April 1 to June 30	1,031	$13.75	1,031

     On April 22, 2008, the Company suspended repurchases of its common stock under the Stock Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2008 Annual Meeting of Stockholders on Wednesday, May 7, 2008 to vote on three proposals. Proxy statements were sent to all shareholders.
     The first proposal was for the election of the following seven directors: Douglas S. Schatz, Rickard P. Beck, Hans Georg Betz, Trung T. Doan, Thomas M. Rohrs, Elwood Spedden, and Edward C. Grady. All seven directors were elected with the following votes tabulated:

Name of Director	Votes For	Votes Withheld
Douglas S. Schatz	40,501,981	689,423
Richard P. Beck	40,504,893	785,511
Hans Georg Betz	40,670,436	520,968
Trung T. Doan	40,613,076	578,328
Thomas M. Rohrs	24,839,602	16,352,372
Elwood Spedden	40,580,138	611,266
Edward C. Grady	40,643,114	548,290

     The second proposal was the adoption of 2008 Omnibus Incentive Plan. The adoption of the 2008 Omnibus Incentive Plan was approved with the following votes tabulated:

For	Against	Abstain	Broker Non-Vote
33,748,093	4,196,388	375,116	2,872,377
     The third proposal was the ratification of the appointment of Grant Thornton LLP as the company’s independent registered public accounting firm for 2008. The appointment of Grant Thornton LLP as the company’s independent registered public accounting firm was ratified with the following votes tabulated:

For	Against	Abstain	Broker Non-Vote
40,808,436	9,551	373,416	571
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
Exhibits:

10.1	2008 Omnibus Incentive Plan.*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation Plan

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated: August 7, 2008	/s/ Lawrence D. Firestone Lawrence D. Firestone
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

10.1	2008 Omnibus Incentive Plan.*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation Plan