Form 10-Q
period 2008-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2008-11-06
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of November 3, 2008, there were 41,827,970 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,232	$94,588
Marketable securities	53,687	110,676
Trade accounts receivable, net of allowances of $1.0 million and $0.4 million, respectively	64,360	61,545
Inventories, net	53,637	50,532
Deferred income taxes, net	13,747	23,696
Other current assets	5,259	6,932

Total current assets	271,922	347,969
PROPERTY AND EQUIPMENT, net	29,819	30,912
OTHER ASSETS:
Deposits and other	7,092	6,798
Long-term investments	33,307	1,483
Goodwill	62,553	61,406
Other intangible assets, net	6,034	6,362
Deferred income taxes, net	19,292	4,098

Total assets	$430,019	$459,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$14,431	$12,424
Accrued warranty expense	7,499	8,812
Other accrued expenses	19,690	19,852
Customer deposits and deferred revenue	1,141	759
Accrued restructuring	118	36
Capital lease obligations, current portion	136	131

Total current liabilities	43,015	42,014
LONG-TERM LIABILITIES:
Capital leases, net of current portion	71	112
Deferred income taxes, net	1,796	1,891
Uncertain tax positions	5,600	5,800
Other long-term liabilities	1,642	2,150

Total liabilities	52,124	51,967
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 70,000 shares authorized, 41,769 and 45,288 shares issued and outstanding, respectively	42	45
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	221,892	267,205
Retained earnings	138,943	121,745
Unrealized holding losses on available-for-sale securities, net of tax	(1,777)	—
Cumulative translation adjustments	18,795	18,066

Total stockholders’ equity	377,895	407,061

Total liabilities and stockholders’ equity	$430,019	$459,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
SALES	$84,510	$90,491	$261,393	$300,863
COST OF SALES	49,249	53,765	155,008	170,873

Gross profit	35,261	36,726	106,385	129,990

OPERATING EXPENSES:
Research and development	14,681	12,937	41,528	37,883
Selling, general and administrative	14,337	15,537	42,760	46,169
Amortization of intangible assets	223	201	689	727
Restructuring charges	522	556	1,589	3,505

Total operating expenses	29,763	29,231	86,566	88,284

INCOME FROM OPERATIONS	5,498	7,495	19,819	41,706
OTHER INCOME, NET	429	307	2,330	3,367

Income before income taxes	5,927	7,802	22,149	45,073
PROVISION FOR INCOME TAXES	558	1,947	4,951	14,879

NET INCOME	$5,369	$5,855	$17,198	$30,194

BASIC EARNINGS PER SHARE	$0.13	$0.13	$0.40	$0.67
DILUTED EARNINGS PER SHARE	$0.13	$0.13	$0.40	$0.66
BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	41,787	45,248	42,773	45,117
DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	42,201	45,761	43,183	45,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,198	$30,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,978	9,188
Stock-based compensation	3,172	2,807
Provision (benefit) for deferred income taxes	(4,780)	6,848
Restructuring and asset impairment charges	1,589	3,505
Gain on sales of marketable securities	—	(32)
Changes in operating assets and liabilities
Accounts receivable	(1,913)	5,324
Inventories	(3,588)	(4,133)
Other current assets	271	(1,482)
Trade accounts payable	1,953	(843)
Other current liabilities and accrued expenses	(378)	(5,274)
Income taxes	(582)	(3,142)
Non-current assets	(1,743)	(1,923)
Non-current liabilities	(1,369)	(772)

Net cash provided by operating activities	18,808	40,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(28,053)	(110,585)
Proceeds from sale of marketable securities	50,557	88,523
Purchase of property and equipment	(5,750)	(5,716)

Net cash provided by (used in) investing activities	16,754	(27,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior borrowings and capital lease obligations	(51)	(77)
Purchase and retirement of treasury stock	(49,767)	—
Proceeds from common stock transactions	1,063	4,126

Net cash provided by (used in) financing activities	(48,755)	4,049

EFFECT OF CURRENCY TRANSLATION ON CASH	(163)	2,102

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,356)	18,638
CASH AND CASH EQUIVALENTS, beginning of period	94,588	58,240

CASH AND CASH EQUIVALENTS, end of period	$81,232	$76,878

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13	$41
Cash paid for income taxes	$8,763	$11,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) at September 30, 2008 and December 31, 2007, and the results of our operations for the three and nine month periods ended September 30, 2008 and 2007, and our cash flows for the nine month periods ended September 30, 2008 and 2007.
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
     ESTIMATES AND ASSUMPTIONS — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts; determining useful lives for fixed assets and intangible assets; assessing the need for impairment charges; establishing warranty reserves; establishing the fair value and forfeiture rate of stock-based compensation; estimating commitments and contingencies and the fair value of financial instruments; accounting for income taxes; and assessing excess and obsolete inventory and various other items. The Company evaluates these estimates and judgments on an ongoing basis and we base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
     SEGMENT INFORMATION — We operate in one segment for the manufacture, marketing and servicing of power conversion and flow control technologies which we sell to various industries for use in the thin-film manufacturing process and solar power applications. Because we operate in one segment, all financial information required by SFAS No. 131 can be found in the condensed consolidated financial statements and notes thereto, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information”.
     NEW ACCOUNTING PRONOUNCEMENTS — We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts and marketable securities.
     We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”) on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option for any of our financial assets or liabilities, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

     In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of FAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our results of operations or financial position.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement requires additional disclosures regarding the effect of hedging activities on a company’s results. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which would be our first quarter of 2009. The implementation of this standard will impact our disclosures about our derivative instruments, including our forward currency contracts.
NOTE 2. STOCK-BASED COMPENSATION
     We recognize stock-based compensation expense in accordance with the provisions of SFAS No. 123R (“SFAS 123R”), “Share-Based Payment.” Stock-based compensation was $1.3 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively, and $3.2 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively.
Stock Options
     A summary of our stock option activity for the nine month period ended September 30, 2008 is as follows:

		Weighted-
		Average
		Exercise
(In thousands, except exercise price)	Shares	Price
Options outstanding at December 31, 2007	3,241	$19.28
Options granted	1,094	13.30
Options exercised	(167)	8.81
Options cancelled	(444)	18.22

Options outstanding at September 30, 2008	3,724	18.17

Exercisable at September 30, 2008	2,009	20.91
     The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $0.2 million and $0.9 million, respectively, and was $0.1 million and $2.9 million for the three and nine months ended September 30, 2007, respectively, determined as of the exercise date. As of September 30, 2008, there was $14.9 million of total unrecognized compensation cost related to stock options granted and outstanding, which is expected to be recognized through fiscal year 2012, with a weighted average remaining vesting period of 3.0 years. Cash received from stock option exercises was $0.2 million for the three months ended September 30, 2008 and $1.5 million for the nine months ended September 30, 2008. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rates	3.4%	4.8%	2.8 – 3.4%	4.7%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives	5.5 years	5.5 years	5.5 years	5.5 years
Expected volatility	61.5%	60.5%	61.5 – 62.2%	60.5%
Expected forfeiture rate	30.0%	22.0%	30.0 – 30.5%	22.0%

Restricted Stock
     A summary of our non-vested Restricted Stock Unit (“RSU”) activity for the nine month period ended September 30, 2008 is as follows:

		Weighted
		Average
		Grant Date
(In thousands, except fair values)	Shares	Fair Value
Balance outstanding at December 31, 2007	468	$16.04
RSUs granted	140	12.99
RSUs vested	(140)	12.26
RSUs forfeited	(75)	14.38

Balance outstanding at September 30, 2008	393	14.70

     The fair value of the Company’s RSUs is determined based upon the closing fair market value of our common stock on the grant date. At September 30, 2008, there was $4.7 million of total unrecognized compensation cost related to non-vested RSUs outstanding, which is expected to be recognized over a weighted average period of 1.5 years. During the quarter ended September 30, 2008, the total fair value of RSUs which vested was $0.3 million, based upon the closing fair market value of our common stock on the date the underlying common stock was released to the recipient.
NOTE 3. INCOME TAXES
     We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. Upon adoption, we increased the long-term liability associated with uncertain tax positions by $6.0 million and also increased the long-term receivable of $5.0 million consisting of offsetting tax benefits. The net adjustment of $1.0 million was an adjustment to the opening balance of retained earnings on January 1, 2007. As of December 31, 2007, the balance of our tax contingencies was $5.8 million. If the $5.8 million of tax contingencies reverse, $1.1 million would affect our effective tax rate. There have been no significant changes to these amounts during the quarter ended September 30, 2008.
     The tax years 2004 through 2007 remain open to examination by the U.S. state and local taxing jurisdictions to which we are subject. The tax years 2005 through 2007 remain open to examination by the U.S. Internal Revenue Service. The foreign taxing jurisdictions have open tax years from 2002 through 2007. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. We did not have any accrued interest or penalties at December 31, 2007 or September 30, 2008. We do not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.
     Our expected tax rate is projected to be 22.4% for the year ended December 31, 2008, which is a reduction from our 2007 tax rate of 32.2%. This reduction is due primarily from a shift in the mix of profits and losses, for which a future benefit is expected, in the U.S and our global subsidiaries, whereby a larger percentage of our income was generated at our lower income tax subsidiaries during the current year.
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
NOTE 4. RESTRUCTURING
     In September 2008, we implemented a plan to transition the production of a number of our legacy products from our manufacturing facility in Fort Collins, Colorado to our manufacturing facility in Shenzhen, China. As a result, we reduced a portion of our workforce in Fort Collins and recognized a restructuring charge of $0.3 million in the three months ended September 30, 2008 related to severance and benefits.
     In March 2008, we restructured a portion of our general and administrative functions and recorded restructuring charges of $0.2 million and $1.3 million during the three and nine month periods ended September 30, 2008, respectively, for severance costs. We expect to recognize an additional $0.1 million related to this restructuring in the fourth quarter of 2008 for the remaining severance and benefit costs.

     In March 2007, we announced the closure of our operation in Stolberg, Germany. Related to this closure, we recorded restructuring charges of $0.6 million and $3.5 million in the three and nine months ended September 30, 2007, respectively, consisting primarily of impairment on real and personal property and employee severance and benefit costs associated with the reduction of employees at the facility.
NOTE 5. MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS
     Investment securities with original maturities of more than three months at time of purchase are considered marketable securities. Investment securities that are not liquid within twelve months are considered long-term investments. Marketable securities and long-term investments as of September 30, 2008 included certificates of deposit, commercial paper, institutional money markets and auction rate securities. Our investments are classified as available for sale securities, and are recorded at fair value with temporary changes in fair market value recorded as unrealized holding gains or losses in other comprehensive income (loss), net of tax.
     The Company’s investments, both current and non-current, are carried at their fair value as further described in Note 13. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification. The composition of securities classified as current and non-current assets is as follows at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	(in thousands)		(in thousands)
	Cost	Fair Value	Cost	Fair Value
Current:
Commercial paper	$1,682	$1,682	$1,475	$1,496
Certificates of deposit	33,524	33,524	6,299	6,299
Corporate bonds/notes	—	—	2,375	2,398
Municipal bonds/notes	—	—	24,662	24,595
Auction rate securities	—	—	50,563	51,003
Institutional money markets	18,481	18,481	24,885	24,885

Total Current	53,687	53,687	110,259	110,676
Non-current:
Long-term deposit account	—	—	1,479	1,479
Common stock	4	4	4	4
Auction rate securities	35,725	33,303	—	—

Total Non-current	35,729	33,307	1,483	1,483

Total securities	$89,416	$86,994	$111,742	$112,159

     Auction rate securities are debt instruments with long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals, usually every 7, 28, 35 or 90 days, at which time the securities can typically be purchased or sold. Starting in February 2008, we experienced difficulty in selling these securities due to the failure of the auction mechanism which historically provided liquidity to these securities. . In the first quarter of 2008, we reclassified the entire auction rate security investment balance from marketable securities to long-term investments on our condensed consolidated balance sheet because of our inability to determine when the investments in auction rate securities would settle. Additionally, as of September 30, 2008, the Company has recorded a temporary impairment of $1.8 million, net of taxes in other comprehensive income for its auction rate securities.
     In October 2008, we received a commitment letter from the investment manager that manages our auction rate securities stating that the remainder of such securities held by us may be sold to them, at our option, at par value beginning June 30, 2010 until July 2, 2012. Additionally, the agreement provides the investment manager the right to acquire any individual securities held by us for par value at its option at any time after the execution of the agreement until July 2, 2012. Until then, the securities will continue to accrue interest and be auctioned every 7 or 35 days until the auction succeeds, the issuer calls the securities for redemption, or they mature.

NOTE 6. INVENTORIES
     Inventories consisted of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Parts and raw materials	$43,542	$43,737
Work in process	4,148	2,212
Finished goods	11,441	11,094
Excess and obsolete	(5,494)	(6,511)

Total inventories, net	$53,637	$50,532

     Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are valued at the lower of cost or market and computed on a first-in, first-out basis.
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and amortizable intangible assets consisted of the following as of September 30, 2008:

		Cumulative
		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life
	Amount	Rates	Amortization	Amount	(Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,015	$1,565	$(8,353)	$227	5
Trademarks and other	8,604	2,255	(5,052)	5,807	17

Total amortizable intangible assets	15,619	3,820	(13,405)	6,034	12

Goodwill	49,396	13,157	—	62,553

Total goodwill and amortizable intangible assets	$65,015	$16,977	$(13,405)	$68,587

     Goodwill and amortizable intangible assets consisted of the following as of December 31, 2007:

		Cumulative
		Effect of				Weighted-
	Gross	Changes in			Net	Average
	Carrying	Exchange	Accumulated	Other	Carrying	Useful Life
	Amount	Rates	Amortization	Charges	Amount	(Years)
	(In thousands, except weighted-average useful life)
Amortizable intangible assets:
Technology-based	$7,015	$1,553	$(7,990)	—	$578	5
Trademarks and other	8,604	1,905	(4,725)	—	5,784	17

Total amortizable intangible assets	15,619	3,458	(12,715)	—	6,362	12

Goodwill	49,581	12,010	—	(185)	61,406

Total goodwill and amortizable intangible assets	$65,200	$15,468	$(12,715)	$(185)	$67,768

Amortization expense related to intangible assets was $0.2 million for both the three months ended September 30, 2008 and 2007; and was $0.7 million for both the nine months ended September 30, 2008 and 2007. Estimated amortization expense related to our acquired intangible assets fluctuates with changes in foreign currency exchange rates between the U.S. dollar, the Japanese yen and the euro. Estimated amortization expense related to amortizable intangibles for each of the five years 2008 through 2012 is as follows:

Estimated
Amortization
Expense
(In thousands)
2008	$908
2009	561
2010	445
2011	445
2012	445

     In accordance with SFAS 142, we evaluate our goodwill for impairment as of October 31 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-step approach. The first step screens for impairment by comparing the fair value of the Company with its carrying amount, including goodwill. To determine our fair value, we employ a market capitalization approach, comparing the net book value of the Company to our market capitalization. If under the first step an impairment is indicated, a second step is employed to measure the impairment. This step compares the implied fair value of the goodwill with the carrying amount of the goodwill. The implied fair value of goodwill is determined based on a variety of valuation techniques including present value and earnings or revenue multiples.
     As of October 31, 2008, after completing the first step of the annual impairment test, our market capitalization was greater than our net book value and, therefore, no indication of impairment exists.
NOTE 8. SHARE REPURCHASE
     In December 2007, the Board of Directors authorized a program to repurchase up to $75 million of our common stock over a 12 month period. Under this program we repurchased and retired 3,775,000 shares of our common stock for a total of $49.8 million. We suspended this stock repurchase program in April 2008.
     All shares repurchased were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.
NOTE 9. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the Company consists of net income, foreign currency translation adjustments, and net unrealized holding gains (losses) on available-for-sale marketable securities and non-current investments as presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income, as reported	$5,369	$5,855	$17,198	$30,194
Adjustment to arrive at comprehensive income (loss), net of taxes:
Unrealized holding loss on available-for-sale marketable securities, net of tax	(83)	(50)	(1,777)	(126)
Reclassification adjustment for amounts included in net income related to sales of securities	—	—	—	(32)
Cumulative translation adjustments	(6,442)	8,414	729	6,539

Comprehensive income (loss)	$(1,156)	$14,219	$16,150	$36,575

NOTE 10. COMMITMENTS AND CONTINGENCIES
     We are involved in disputes and legal actions from time to time in the ordinary course of our business.
     Between January 15 and April 28, 2008, the Customs Office of Taipei, Taiwan issued a series of orders to our Taiwanese subsidiary, Advanced Energy Taiwan, Ltd., requiring that certain Company products manufactured in mainland China and allegedly imported without proper authorization be removed from Taiwan. We have protested the orders based upon recent rulings of the Taiwan Bureau of Foreign Trade that the products were authorized for unrestricted import. Although our appeal remains pending, we have recorded a charge of $0.3 million as our best estimate of the amount we are likely to pay to resolve this matter. The maximum penalty related to this matter is $2.3 million if the Customs Office determines that we have not complied with the removal orders. We believe the likelihood of the Customs Office determining that we have not complied with the removal orders to be remote.
     On November 5, 2007, a complaint was filed in the U.S. District Court for the District of Colorado by Xantrex Technology, Inc., alleging various breaches of confidence and interference with contractual duties in connection with the Company’s hiring of a former employee of Xantrex. Xantrex sought injunctive relief against both the Company and its former employee, and we filed a motion to dismiss all claims. A hearing on the cross motions was held on January 18 and 22, 2008. On May 23, 2008, the District Court denied our motion to dismiss and granted injunctive relief to Xantrex which we appealed to the Tenth Circuit Court of Appeals. The parties have reached a settlement agreement in principle whereby the Company would dismiss its appeal of the District Court order and stipulate to entry of the terms of the order as permanent, and both the Company and Xantrex would release each other from all further claims or demands in connection with the dispute. Proceedings in both cases have been suspended pending the outcome of the settlement discussions.

     We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation at September 30, 2008 under these arrangements is approximately $29.3 million. Substantially all amounts under these arrangements are due in the fourth quarter of 2008 and the first quarter of 2009. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated, settled, or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable and we believe we have adequate provision for potential exposure related to inventory on order which may go unused.
NOTE 11. EARNINGS PER SHARE
     As of September 30, 2008, stock options and restricted stock units relating to an aggregate of approximately 4.1 million shares were outstanding, and, as of September 30, 2007, stock options and restricted stock units relating to an aggregate of approximately 3.6 million shares were outstanding. Not included in the computation of diluted earnings per share are stock options in respect of 3.7 million shares for the three months ended September 30, 2008, stock options in respect of 2.8 million shares for the three months ended September 30, 2007, stock options in respect of 3.7 million shares for the nine months ended September 30, 2008, and stock options in respect of 3.2 million shares for the nine months ended September 30, 2007, respectively due to the anti-dilutive effect of these shares.
     The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (EPS) for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Earnings per common share — basic
Net income	$5,369	$5,855	$17,198	$30,194
Weighted average common shares outstanding	41,787	45,248	42,773	45,117

Earnings per share — basic	$0.13	$0.13	$0.40	$0.67

Earnings per common share — diluted
Net income	$5,369	$5,855	$17,198	$30,194
Weighted average common shares outstanding	41,787	45,248	42,773	45,117
Effect of dilutive securities:
Stock options and restricted stock units	414	513	410	579

Adjusted weighted average common shares outstanding	42,201	45,761	43,183	45,696

Earnings per common share — diluted	$0.13	$0.13	$0.40	$0.66

NOTE 12. FOREIGN OPERATIONS AND MAJOR CUSTOMERS
     The Company has operations in the United States, Asia Pacific and Europe. The following is a summary of the Company’s operations by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Sales (1):
United States	$33,614	$48,453	$109,589	$166,629
Asia Pacific	36,774	33,129	112,577	101,975
Europe	14,122	8,909	39,227	32,259

	$84,510	$90,491	$261,393	$300,863

(1)	These sales amounts are calculated based on the destination for our products and does not contemplate where our customers may subsequently transfer them.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Income (loss) from operations:
United States	$(8,052)	$1,165	$(13,709)	$18,325
Asia Pacific	5,884	4,587	18,788	19,201
Europe	6,810	1,649	15,388	5,176
Intercompany elimination	856	94	(648)	(996)

	$5,498	$7,495	$19,819	$41,706

	September 30,	December 31,
	2008	2007
	(In thousands)
Long-lived assets:
United States	$41,735	$41,914
Asia Pacific	47,034	46,847
Europe	16,729	16,716

	$105,498	$105,477

     Intercompany sales between the Company’s geographic areas are recorded on the basis of intercompany prices established by the Company.
     Applied Materials, Inc. is the Company’s largest customer and accounted for 18% and 27% of the Company’s sales for the three months ended September 30, 2008 and 2007, respectively and 22% and 28% for the nine months ended September 30, 2008 and 2007, respectively. No other customer accounted for 10% or more of the Company’s sales during these periods.
NOTE 13. FAIR VALUE MEASUREMENTS
     As stated in “Note 1. Basis of Presentation”, on January 1, 2008, we adopted the methods of fair value measurement as described in SFAS No. 157 to value our financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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
     Financial assets and liabilities carried at fair value as of September 30, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
Certificates of deposit	$33,524	$—	$—	$33,524
Commercial paper	1,682	—	—	1,682
Auction rate securities	—	—	33,303	33,303
Common stock	4	—	—	4
Institutional money markets	18,481	—	—	18,481

Total	$53,691	$—	$33,303	$86,994

     Due to the lack of observable market quotes on our auction rate securities portfolio, we utilize a valuation model that relies exclusively on Level 3 inputs including market, tax status, credit quality, duration, recent market observations and overall capital market liquidity. The valuation of our auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Auction rate securities totaling approximately $0.9 million were liquidated, sold or recalled, at par value, in the three month period ended September 30, 2008. We concluded that the fair value of the remaining auction rate securities at September 30, 2008 was $33.3 million, a decline of $2.4 million from par value. The decline in fair value from December 31, 2007 is deemed temporary as we believe the decline in fair value of these investments is due to general market conditions, and we have the intent and ability to hold these investments until anticipated recovery in fair value occurs. Accordingly, we recorded the unrealized decline in fair value, net of tax, on these securities of $1.8 million in other comprehensive income.
     We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. However, in October 2008, we received a commitment letter from the investment manager that manages our auction rate securities stating that the remainder of such securities held by us may be sold to them, at our option, at par value beginning June 30, 2010 until July 2, 2012. Additionally, the agreement provides the investment manager the right to acquire any individual securities held by us for par value at its option at any time after the execution of the agreement until July 2, 2012.
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
OVERVIEW
     We design, manufacture and support complex power conversion and control systems, gas flow control and thermal measurement devices used in plasma-based, thin-film processing equipment. This equipment is essential to the manufacture of products as follows:
•	Semiconductor devices for electronics applications;

•	Solar panels or photovoltaics;

•	Flat panel displays for television and computer monitors;

•	Compact discs, DVDs and magnetic hard drives;

•	Low emissivity architectural glass;

•	Other markets where thin film deposition is a critical part of the manufacturing process.
     We also design, manufacture and support commercial and utility grade inverters for the solar power market which convert power generated by solar panels into usable power.
     Our global network of service centers provides local repair and field service capability in key regions. Our installed base provides a recurring revenue opportunity as we sell repair services, conversions, upgrades and refurbishments.
Results of Operations
     SALES
     Overall sales were $84.5 million and $261.4 million for the three and nine months ended September 30, 2008, respectively. This was a decrease of 6.6% and 13.1%, respectively, compared to sales of $90.5 million and $300.9 million for the same periods of 2007.

     We generated net income from operations of $5.4 million, or 6.4% of sales in the three months ended September 30, 2008, compared to $5.9 million, or 6.5% of sales, in the three months ended September 30, 2007. Gross margin increased to 41.7% in the current quarter of 2008 from 40.6% in the same quarter of 2007. We generated earnings of $0.13 per diluted share in both the three-month periods ending September 30, 2008 and 2007.
     The following tables summarize our unaudited net sales and percentages of net sales by semiconductor and non-semiconductor markets for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	%	September 30,		Increase/	%
	2008	2007	Decrease	Change	2008	2007	Decrease	Change
	(In thousands)				(In thousands)
Semiconductor capital equipment	$38,363	$60,802	$(22,439)	(36.9)%	$141,534	$205,274	$(63,740)	(31.1)%
Non-semiconductor capital equipment	46,147	29,689	16,458	55.4%	119,859	95,589	24,270	25.4%

Total sales	$84,510	$90,491	$(5,981)	(6.6)%	$261,393	300,863	$(39,470)	(13.1)%

	Three Months Ended September 30,		Nine Months Ended September 30,
% of sales	2008	2007	2008	2007
Semiconductor capital equipment	45.4%	67.2%	54.1%	68.2%
Non-semiconductor capital equipment	54.6%	32.8%	45.9%	31.8%

	100.0%	100.0%	100.0%	100.0%

     The following tables summarize our unaudited net sales and percentages of net sales by geographic region for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	%	September 30,		Increase/	%
	2008	2007	Decrease	Change	2008	2007	Decrease	Change
	(In thousands)				(In thousands)
Sales (1):
United States/Canada	$33,614	$48,453	$(14,839)	(30.6)%	$109,589	$166,629	$(57,040)	(34.2)%
Asia Pacific	36,774	33,129	3,645	11.0%	112,577	101,975	10,602	10.4%
Europe	14,122	8,909	5,213	58.5%	39,227	32,259	6,968	21.6%

Total sales	$84,510	$90,491	$(5,981)	(6.6)%	$261,393	$300,863	$(39,470)	(13.1%)

(1)	These sales amounts do not contemplate where our customers may subsequently transfer our products.

	Three Months Ended September 30,		Nine Months Ended September 30,
% of sales	2008	2007	2008	2007
United States/Canada	39.8%	53.5%	41.9%	55.4%
Asia Pacific	43.5%	36.6%	43.1%	33.9%
Europe	16.7%	9.9%	15.0%	10.7%

	100.0%	100.0%	100.0%	100.0%

     We provide solutions to a diverse range of markets and geographic regions with the semiconductor capital equipment industry being our largest market, and sales to the solar market being our second largest market. Product sales to customers in the semiconductor capital equipment industry comprised 45.4% and 67.2% of our sales in the three months ended September 30, 2008 and 2007, respectively, and 54.1% and 68.2% of our sales in the nine months ended September 30, 2008 and 2007, respectively. Demand in the semiconductor capital equipment market has weakened over the past year and as such our revenues to that market have dropped. We believe this cyclical downturn was the result of excess capital spending in 2006 and 2007 in the semiconductor market followed by a lack of spending in the market in 2008 as semiconductor manufacturers absorb the capacity that they added in 2006 and 2007. We believe overall semiconductor manufacturers are optimizing the output from their installed capacity and are finding ways to improve output without spending capital on expansion in response to the global credit crisis.
     Product sales to customers in the non-semiconductor markets comprised 54.6% and 32.8% of our sales in the three months ended September 30, 2008 and 2007, respectively, and 45.9% and 31.8% of our sales in the nine months ended September 30, 2008 and 2007, respectively. The markets that comprise our non semiconductor markets include solar, flat panel display, data storage, architectural glass, and other industrial thin-film manufacturing equipment. Our customers in these markets, other than the solar market, are predominantly large original equipment manufacturers (OEM’s) for new equipment. We also derive additional revenue from our installed base by providing services to the end manufacturer. This shift in the balance of our business partially offset the decline in the semiconductor capital equipment market.

     The solar market was our fastest growing market in the third quarter of 2008. Product sales to customers in the solar market, which is included in non-semiconductor revenue above, comprised 23.1% and 6.2% of our sales in the three months ended September 30, 2008 and 2007, respectively, and 15.5% and 6.4% of our sales in the nine months ended September 30, 2008 and 2007, respectively. The investments in capacity for solar panel production lines have driven this growth in revenue. Our products are aligned with the polysilicon, copper indium gallium selenide (CIGS), copper indium selenide (CIS), cadmium telluride, and thin-film solar production processes. Our solar inverter revenue is included in our sales to the solar market.
     We expect near term weakness in the semiconductor capital equipment market to continue, which will result in a continued shift in our business towards our non-semiconductor markets as sales to non-semiconductor markets, particularly solar, continue to grow and we continue to invest in new products and technology for the solar market.
GROSS PROFIT
     Gross margin for the three months ended September 30, 2008 was 41.7%, as compared to a gross margin of 40.6% in the same period last year. This slight increase was due to an increase in work in process and finished goods inventory related to the transfer of manufacturing and the introduction of a new product which, through absorption of factory costs, reduced cost of goods sold by $1.2 million for the quarter. Our mix of sales shifted as well during the quarter to a higher concentration of products with slightly higher profit margins, which reduced material costs as a percentage of overall revenue and increased gross margin.
     Gross margin for the nine months ended September 30, 2008 was 40.7%, as compared to a gross margin of 43.2% in the same period of 2007. This decrease was due to the sharp decrease in revenue, which caused significantly lower absorption of our fixed costs.
RESEARCH AND DEVELOPMENT EXPENSES
     The markets we serve constantly present us with opportunities to develop our products for new or emerging applications, along with requirements for technological changes driving for higher performance, lower cost, and other attributes that will advance our customers’ products. We believe that continued and timely development of new and differentiated products, as well as enhancements to existing products to support customer requirements, is critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue. Since inception, all of our research and development costs have been expensed as incurred.
     Our research and development expenses for the three and nine months ended September 30, 2008 were $14.7 million, or 17.4% of sales, and $41.5 million, or 15.9% of sales, respectively. For the three and nine month periods ended September 30, 2007, research and development costs were $12.9 million, or 14.3% of sales, and $37.9 million, or 12.6% of sales, respectively.
     The increase in both periods presented, in both absolute dollars and as a percentage of sales, was primarily due to increased efforts in the development of products for the solar market including products that address the thin film solar market as well as our Solaron™ utility grade solar inverter product line. We expect to continue these investments in order to deliver an expanded product suite to the solar equipment market as well as the solar inverter market.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling expenses are comprised of all global sales and marketing activities which include personnel, trade shows, advertising, third-party sales representative commissions and other selling and marketing activities. General and administrative expenses are comprised of our worldwide corporate, legal, patent, tax, financial, governance, administrative, information systems and human resource functions in addition to our general management.
     Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2008 were $14.3 million, or 16.9% of sales, and $42.8 million, or 16.4% of sales, respectively. For the three and nine months ended September 30, 2007, SG&A costs were $15.5 million, or 17.1% of sales, and $46.2 million, or 15.4% of sales, respectively.
     The decrease in expenses for both the three and nine month periods ended September 30, 2008, as compared to the same periods for 2007, was a result of the reductions of personnel and their related costs that were implemented in late 2007 and early 2008 aimed at reducing administrative burden and increasing efficiencies. We have also implemented cost reductions in all discretionary spending areas, such as travel and professional fees. Additionally, third party sales compensation to independent sales representatives was lower due to a decrease in overall sales revenue.
     As part of our continuing cost reduction efforts in 2008 related to general and administrative expenses, we began consolidating worldwide accounting processing functions in a shared services center in Shenzhen, China. To date, this consolidation has taken place in certain locations, including the United States and Germany, and over the next year other functions and additional locations may be moved into the shared services center.
RESTRUCTURING CHARGES
     In September 2008 we implemented a plan to transition the production of a number of our legacy products from our manufacturing facility in Fort Collins, Colorado to our manufacturing facility in Shenzhen, China. As a result, we reduced our workforce in Fort Collins and recognized a restructuring charge of $0.3 million in the three months ended September 30, 2008 related to severance and benefits. This transition will continue over the next three to six months and we expect to recognize restructuring charges for severance and benefits over that timeframe as the affected personnel are transitioned out of Fort Collins.
     In March 2008, we restructured a portion of our general and administrative functions and recorded restructuring charges of $0.2 million and $1.3 million during the three and nine month periods ended September 30, 2008, respectively, for severance costs. We expect to recognize an additional $0.1 million related to this restructuring in the fourth quarter of 2008 for the remaining severance and benefit costs.
     In March 2007, we announced the closure of our operation in Stolberg, Germany. Related to this closure, we recorded restructuring charges of $0.6 million in the three months ended September 30, 2007, consisting primarily of employee severance and benefit costs associated with the reduction of employees at the facility.
     We expect to continue to look for ways to make our global workforce more efficient and effective, which will lead to additional cost reduction activities in the future.
OTHER INCOME, NET
     Other income, net consists primarily of investment income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items. Other income increased 39.3% to $0.4 million in the three months ended September 30, 2008 from $0.3 million in the three months ended September 30, 2007, and other income decreased 30.8% to $2.3 million in the nine months ended September 30, 2008 from $3.4 million in the nine months ended September 30, 2007, primarily due to lower interest rates, decreased investment balance, and increased foreign exchange loss due to strengthening of the Japanese yen and the Euro in relation to the U.S. dollar.
PROVISION FOR INCOME TAXES
     The income tax provision for the three and nine month periods ended September 30, 2008 was $0.6 million and $5.0 million which represented an effective tax rate of 9.4% and 22.4% in the three and nine month periods ended September 30, 2008, respectively, compared to $1.9 million and $14.9 million for the three and nine month periods ended September 30, 2007, respectively which represented an effective tax rate of 25.0% and 33.0% in the three and nine month periods ended September 30, 2007, respectively. The decrease in the effective tax rate as compared to 2007 resulted primarily from a shift in the mix of profits and losses, for which a future benefit is expected, in the U.S and our global subsidiaries, whereby more income was generated at our lower income tax subsidiaries during the three and nine month periods ended September 30, 2008.
Liquidity and Capital Resources
     Our primary sources of liquidity are our available cash levels and cash flows generated by operating activities. We utilize these capital resources to make capital expenditures primarily for our operational needs, investment in technology applications and tools to further develop our products and for other general corporate purposes, including repurchase of our common stock in the open market and to fund possible acquisitions. In future periods, we intend similar uses of these funds.

     During the nine months ended September 30, 2008, we used $49.8 million in cash for the repurchase and retirement of our common stock, purchased $28.1 million of marketable securities, used $5.8 million for capital expenditures and used $0.4 million in other financing activities. Further, we generated $50.6 million from the sale of marketable securities, $18.8 million in cash from operating activities and received $1.1 million in cash from the issuance of stock, resulting in a $13.4 million decrease in available cash (including the unfavorable effects of international currency exchange rates on cash of $0.2 million).
     Net cash flows provided by operating activities for the nine months ended September 30, 2008 were $18.8 million, compared to $40.3 million for the comparable period in 2007. The $21.5 million decrease in net cash flows from operating activities was due to a $13.4 million decrease in non-cash reconciling items such as depreciation and amortization, stock-based compensation, deferred income taxes, restructuring charges and unrealized gains on sales of marketable securities and a $13.0 million decrease in net income. The decreases were offset by a net increase of $4.9 million in cash flows from changes in operating assets and liabilities.
     Capital expenditures, which are generally funded by cash generated from operating activities and available cash balances, were $5.8 million for the nine months ended September 30, 2008, compared to $5.7 million for the nine months ended September 30, 2007, an increase of approximately $0.1 million.
     Our investment securities include auction rate securities that are not currently liquid or readily available to be converted to cash. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. In October 2008, we received a commitment letter from the investment manager that manages our auction rate securities stating that the remainder of such securities held by us may be sold to them, at our option, at par value beginning June 30, 2010 until July 2, 2012. Additionally, the agreement provides the investment manager the right to acquire any individual securities held by us for par value at its option at any time after the execution of the agreement until July 2, 2012.
      In December 2007, the Board of Directors authorized a program to repurchase up to $75 million of our common stock over a 12 month period. Under this program we repurchased and retired 3,775,000 shares of our common stock for a total of $49.8 million. We suspended this stock repurchase program in April 2008.
     All shares repurchased were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.
     Our working capital decreased $77.1 million, or 25%, to $228.9 million at September 30, 2008 from $306.0 million at December 31, 2007. The decrease was primarily due to a decrease in cash and marketable securities of $70.4 million as a result of the reclassification of auction rate securities to long-term investments and the stock repurchase program, a decrease in other current assets of $11.6 million and an increase in accounts payable of $2.0 million and an increase in deferred revenue of $0.4 million. These working capital decreases were offset by increases in $3.1 million of inventory and $2.8 million of accounts receivable and a decrease of $1.4 million in accrued expenses.
     On July 5, 2008, our $25 million secured revolving line of credit expired and was not renewed.
     At September 30, 2008, we had $134.9 million in cash, cash equivalents and marketable securities. We believe that our current cash levels and cash flows from future operations will be adequate to meet anticipated working capital needs, funding of potential acquisitions, anticipated levels of capital expenditures and contractual obligations for the foreseeable future.
Critical Accounting Policies and Estimates
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
     REVENUE RECOGNITION — We recognize product revenue when title passes to the customer, based on the terms of the sale, at either shipment, delivery, or customer acceptance. Our post sale obligations are limited to product warranty obligations. In limited instances we provide installation of our products. In accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables”, we allocate revenue based on the fair value of the delivered item, generally the product, and the undelivered item, installation, based on their respective fair values. Revenue related to the undelivered item is deferred until the services have been completed.
     In certain instances, based on the credit terms with the customer, we require our customers to pay for a portion or all of their purchases prior to the manufacture or shipping of these products. Cash payments received prior to shipment are recorded as customer deposits and deferred revenue in the condensed consolidated balance sheets, and then recognized as revenue as appropriate based upon the transfer of title of the products. We do not offer price protection to customers, or allow returns, unless covered by our normal policy for repair of defective products.
     WARRANTY RESERVE POLICY — We offer product warranty coverage for periods typically ranging from 12 to 24 months after shipment. We estimate the costs of repairing products under warranty based on the historical cost of the repairs. The assumptions used to determine the warranty reserve are reviewed periodically based on actual experience and, when appropriate, the warranty reserve is adjusted. Estimated warranty costs are recorded at the time of sale and are reflected in cost of sales in the consolidated statements of income.
     The following table summarizes the activity in our warranty reserve during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Balance at beginning of period	$7,856	$7,435	$8,812	$7,845
Provisions	2,076	5,000	6,211	9,225
Usages	(2,433)	(3,241)	(7,524)	(7,876)

Balance at end of period	$7,499	$9,194	$7,499	$9,194

     EXCESS AND OBSOLETE INVENTORY— Inventory is evaluated regularly for usability, and if it is deemed excess or obsolete, it is written down or written off accordingly. Estimates of the net realizable value of inventory are based primarily upon forecasts of product demand. Charges for excess and obsolete inventory are recorded, as necessary, within cost of sales in the consolidated statements of income.
     STOCK-BASED COMPENSATION — On January 1, 2006, we adopted the provisions of SFAS No. 123(R) to account for our stock plans and employee stock purchase plan, which requires the recognition of the fair value of stock-based compensation in the statement of income. The fair value of stock options and purchase rights pursuant to the employee stock purchase plan is estimated using the Black-Scholes valuation model. This model requires the input of highly subjective assumptions, including expected life of the award, risk-free interest rate and expected stock price volatility. The fair value of restricted stock units is determined based upon the Company’s closing stock price on the grant date. The fair value of stock-based awards expected to vest is amortized over the requisite service period, typically the vesting period, of the award on a straight-line basis.

     COMMITMENTS AND CONTINGENCIES — The Company is subject to disputes and legal actions arising in the normal course of our business. We accrue loss contingencies in connection with our commitments and contingencies, when it is probable that a loss has occurred or may occur and the amount of the loss can be reasonably estimated. Loss contingencies may include, but are not limited to, litigation and contractual obligations.
     INCOME TAXES — We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the tax rates expected in the period that the assets or liabilities are realized, as well as for the expected tax benefit of net operating loss and tax credit carry forwards. We assess the recoverability of our net deferred tax assets on a quarterly basis. Our assessment includes a number of factors, including historical results and income projections for each jurisdiction. If we determine that it is more likely than not that we will realize a portion or all of our remaining net deferred tax assets, some portion or all of the valuation allowance will be reversed with a corresponding reduction in income tax expense in such period. We adopted the provision of FIN 48 (FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”)) as of January 1, 2007.
     GOODWILL AND OTHER INTANGIBLE ASSETS — Goodwill represents the excess of the cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses.
     Goodwill is subject annual tests for impairment. Impairment testing is performed in two steps: (i) goodwill is assessed for potential impairment by comparing the fair value of the Company’s reporting unit with the carrying value, and (ii) if potential impairment is indicated because the reporting unit’s fair value is less than its carrying amount, the amount of impairment loss is measured by comparing the implied fair value of goodwill with the carrying amount of that goodwill.
     Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2008, our investment securities currently include auction rate securities with a par value of $35.7 million, of which $30.5 million are tied to student loan debt and $5.2 million are tied to municipal debt. While the underlying securities commonly have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). We have the opportunity to sell these investments during such periodic auctions subject to the availability of buyers. During the first nine months of 2008, issues in the global credit and capital markets led to failed auctions with respect to a large portion of our auction rate securities. As a result, we recorded a $2.4 million unrealized loss ($1.8 million net of taxes) related to these investments during the nine month period ended September 30, 2008. However, in October 2008, we sold $4.0 million in auction rate securities at par value and received a commitment letter from the investment manager that manages our auction rate securities stating that the remainder of such securities held by us may be sold to them, at our option, at par value beginning June 30, 2010 until July 2, 2012. Additionally, the agreement provides the investment manager the right to acquire any individual securities held by us for par value at its option at any time after the execution of the agreement until July 2, 2012.
See Notes 5 and 13 to the Condensed Consolidated Financial Statements included in this Report and the “Risk Factors” set forth in Part II, Item 1A of this Report for more information. There were no additional material changes in the Company’s exposure to market risk from December 31, 2007.
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
     As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
We have historically performed accounting functions, such as accounts payable processing, accounts receivable collection and other general accounting functions in a decentralized manner through accounting centers in our international locations. In 2008, as part of our overall cost reduction efforts, we began consolidating these functions in a shared services center in Shenzhen, China. Such consolidation has taken place in certain locations, including the United States and Germany and over the next year other functions and additional locations may be moved into the shared services center. This business process and cost cutting initiative has been significant in scale and complexity and has resulted in modifications to certain internal controls related to monitoring and oversight of accounting controls. Overall, this new shared services center is designed to enhance the overall system of internal control over financial reporting through further automation and integration of business processes.
Other than the changes noted above, there were no other changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Between January 15 and April 28, 2008, the Customs Office of Taipei, Taiwan issued a series of orders to our Taiwanese subsidiary, Advanced Energy Taiwan, Ltd., requiring that certain Company products manufactured in mainland China and allegedly imported without proper authorization be removed from Taiwan. We have protested the orders based upon recent rulings of the Taiwan Bureau of Foreign Trade that the products were authorized for unrestricted import. Although our appeal remains pending, we have recorded a charge of $0.3 million as our best estimate of the amount we are likely to pay to resolve this matter. The maximum penalty related to this matter is $2.3 million if the Customs Office determines that we have not complied with the removal orders. We believe the likelihood of the Customs Office determining that we have not complied with the removal orders to be remote.
     On November 5, 2007, a complaint was filed in the U.S. District Court for the District of Colorado by Xantrex Technology, Inc., alleging various breaches of confidence and interference with contractual duties in connection with the Company’s hiring of a former employee of Xantrex. Xantrex sought injunctive relief against both the Company and its former employee, and we filed a motion to dismiss all claims. A hearing on the cross motions was held on January 18 and 22, 2008. On May 23, 2008, the District Court denied our motion to dismiss and granted injunctive relief to Xantrex which we appealed to the Tenth Circuit Court of Appeals. The parties have reached a settlement agreement in principle whereby the Company would dismiss its appeal of the District Court order and stipulate to entry of the terms of the order as permanent, and both the Company and Xantrex would release each other from all further claims or demands in connection with the dispute. Proceedings in both cases have been suspended pending the outcome of the settlement discussions.
     We are involved in disputes and legal actions from time to time in the ordinary course of our business. For a description of the material pending legal proceedings to which we are a party, please see our 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2008 and Quarterly Reports on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2008 and August 7, 2008.
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

     The risk factors set forth below have been updated from those previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K with more current information.
     A significant portion of our sales is concentrated among a few customers.
     Our ten largest customers accounted for 49% of our total sales in the three and nine months ended September 30, 2008, respectively and 58% of our total sales in the three and nine months ended September 30, 2007, respectively. Applied Materials, Inc., our largest customer, accounted for 18% and 27% of our sales in the three month periods ended September 30, 2008 and 2007, respectively, and 22% and 27% for the nine month periods ended September 30, 2008 and 2007, respectively. No other customer accounted for more than 10% of our sales during these periods. The loss of any of our significant customers or a material reduction in any of their purchase orders could significantly harm our business, financial condition and results of operations.
Market pressures may reduce or eliminate our profitability.
     Our customers continually exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base, current macroeconomic conditions and the highly competitive markets in which we compete, we may be required to reduce our prices or extend payment terms to remain competitive. We may not be able to reduce our expenses in an amount sufficient to offset potential margin declines.
Funds associated with auction rate securities that we have traditionally held as short-term investments may not be liquid or readily available.
     As discussed previously in this Report, our investment securities include auction rate securities that are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. In October 2008, we received a commitment letter from the investment manager that manages our auction rate securities stating that the remainder of such securities held by us may be sold to them, at our option, at par value beginning June 30, 2010 until July 2, 2012. Additionally, the agreement provides the investment manager the right to acquire any individual securities held by us for par value at its option at any time after the execution of the agreement until July 2, 2012.
     The current lack of liquidity associated with these investments may require us to repatriate cash from international locations at a significant cost or require us to inordinately reduce our available cash until some or all of our auction rate securities are liquidated.
Adverse conditions in the global economy and disruption of financial markets could negatively impact our customers and therefore our results of operations.
     The current economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our results of operations.
The semiconductor equipment industry is volatile and reduced product demand has a negative impact on our results of operations.
     Our business is affected by the capital equipment expenditures of semiconductor manufacturers, which in turn is affected by the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. Business conditions historically have changed rapidly and unpredictably.
     Fluctuating levels of investment by semiconductor manufacturers could continue to materially affect our revenues and operating results. Where appropriate, we will attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in research and development and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.
Our goodwill and intangible assets may become impaired.
     At September 30, 2008, we had $62.6 million in goodwill and $6.0 million in other intangible assets. Generally accepted accounting principles in the United States of America require that we review the value of goodwill on at least an annual basis and the value of long-lived intangible assets when indicators of impairment arise to determine whether the recorded values have been impaired and should be reduced. As required by SFAS 142, the goodwill impairment test is accomplished using a two-step approach. The first step screens for impairment by comparing the fair value of the Company to its carrying amount, including goodwill. To determine the fair value of our goodwill, we employ a market capitalization approach, comparing the net book value to its market capitalization. If under the first step an impairment is indicated, a second step is employed to measure any impairment. This step compares the implied fair value of the goodwill with the carrying amount of the goodwill. The implied fair value of goodwill is determined based on a variety of valuation techniques including present value and earnings or revenue multiples. As of October 31, 2008, after completing the first step of the annual impairment test, our market capitalization is greater than our net book value and therefore no indication of impairment exists. In the event that our goodwill was impaired, an impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.
In addition, we periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators and competition. Any impairment or revised useful life could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 27, 2007, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $75 million in Common Stock (the “Stock Repurchase Program”).
     Below is a summary of the Company’s purchases of its common stock during the first four months of 2008 under the Stock Repurchase Program.

	Total Number of Shares	Average
	Purchased	Price per	Amount Purchased
	(in thousands)	Share	(in thousands)
January 1 to March 31	2,744	$12.9716	$35,594
April 1 to April 30	1,031	$13.7468	$14,173
     In April, 2008, the Company suspended repurchases of its common stock under the Stock Repurchase Program.
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

ADVANCED ENERGY INDUSTRIES, INC.
Dated: November 6, 2008	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.