Form 10-Q
period 2009-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2009-05-07
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009.
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No . ☑
As of May 5, 2009, there were 41,933,436 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,409	$116,448
Marketable securities	29,588	33,266
Accounts receivable, net of allowances of $1,676 and $1,057, respectively	35,578	56,549
Inventories, net	46,024	46,659
Deferred income tax assets	12,781	13,253
Other current assets	4,649	5,324

Total current assets	244,029	271,499
PROPERTY AND EQUIPMENT, net	29,960	31,322
OTHER ASSETS:
Deposits and other	7,557	7,528
Long-term investments	28,418	30,401
Goodwill	—	66,163
Other intangible assets, net	6,009	6,755
Deferred income tax assets	7,955	6,969

Total assets	$323,928	$420,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,087	$8,005
Accrued warranty expense	5,614	6,189
Accrued restructuring	3,266	1,825
Other accrued expenses	12,050	14,798
Customer deposits and deferred revenue	843	1,027
Capital lease obligations, current portion	70	89

Total current liabilities	27,930	31,933
LONG-TERM LIABILITIES:
Capital leases, net of current portion	54	75
Deferred income tax liabilities	1,270	2,660
Uncertain tax position	7,877	7,877
Other long-term liabilities	1,452	1,543

Total liabilities	38,583	44,088

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 41,914 and 41,849 shares issued and outstanding, respectively	42	42
Additional paid-in capital	225,369	224,139
Retained earnings	40,203	119,966
Other comprehensive income	19,731	32,402

Total stockholders’ equity	285,345	376,549

Total liabilities and stockholders’ equity	$323,928	$420,637

*	Amounts as of March 31, 2009 are unaudited. Amounts as of December 31, 2008 are derived from the December 31, 2008 audited consolidated financial statements
The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
SALES	$32,627	$88,887
COST OF SALES	26,239	53,039

GROSS PROFIT	6,388	35,848

OPERATING EXPENSES:
Research and development	11,098	13,085
Selling, general and administrative	9,395	14,468
Amortization of intangible assets	222	240
Impairment of goodwill	63,260	—
Restructuring charges	3,396	674

Total operating expenses	87,371	28,467

INCOME (LOSS) FROM OPERATIONS	(80,983)	7,381
OTHER INCOME, NET	282	905

Income (loss) before income taxes	(80,701)	8,286
PROVISION (BENEFIT) FOR INCOME TAXES	(938)	2,320

NET INCOME (LOSS)	$(79,763)	$5,966

BASIC EARNINGS (LOSS) PER SHARE:	$(1.90)	$0.13
DILUTED EARNINGS (LOSS) PER SHARE:	$(1.90)	$0.13

BASIC WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	41,881	44,662
DILUTED WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	41,881	45,065
The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(79,763)	$5,966
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,235	3,510
Goodwill impairment charge	63,260	—
Stock-based compensation expense	1,457	569
Benefit for deferred income taxes	(1,735)	(772)
Restructuring charges	3,396	674
Provision for excess and obsolete inventory	999	2,000
Provision for (recovery of) doubtful accounts	378	(136)
Net loss on disposal of assets	49	1,268
Changes in operating assets and liabilities:
Accounts receivable	17,821	(4,032)
Inventories	(1,191)	(2,497)
Other current assets	253	553
Accounts payable	(1,835)	4,166
Other current liabilities and accrued expenses	(3,706)	(5,518)
Income taxes payable/receivable, net	111	(2,014)
Non-current assets	(247)	(2,302)
Non-current liabilities	(485)	(308)

Net cash provided by operating activities	997	1,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(9,505)
Proceeds from sale of marketable securities	3,452	43,685
Purchase of property and equipment	(599)	(1,583)

Net cash provided by investing activities	2,853	32,597

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior borrowings and capital lease obligations	(29)	(6)
Purchase and retirement of treasury stock	—	(35,937)
Proceeds from common stock transactions	—	20

Net cash used in financing activities	(29)	(35,923)

EFFECT OF CURRENCY TRANSLATION ON CASH	(4,860)	6,675

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,039)	4,476
CASH AND CASH EQUIVALENTS, beginning of period	116,448	94,588

CASH AND CASH EQUIVALENTS, end of period	$115,409	$99,064

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$2
Cash paid for income taxes	$3,922	$4,951
Cash held in banks outside the United States	$74,803	$61,196
The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (“we”, “us”, “our”, or the “Company”) at March 31, 2009 and December 31, 2008, and the results of our operations and cash flows for the three month periods ended March 31, 2009 and 2008.
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
     ESTIMATES AND ASSUMPTIONS — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, determining useful lives for depreciation and amortization, assessing the need for impairment charges, establishing warranty reserves, establishing the fair value of investments, the fair value and forfeiture rate of stock-based compensation, accounting for income taxes, and assessing excess and obsolete inventory. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
NEW ACCOUNTING PRONOUNCEMENTS — In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement requires additional disclosures regarding the effect of hedging activities on a company’s results. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which would be our first quarter of 2009. The implementation of this standard will impact disclosures about future derivative instruments, including forward currency contracts, into which we may enter.
     In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. We are currently evaluating the impact of the implementation of FSP 132(R)-1 on our consolidated financial statements.
     In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) dealing with fair value measurements, other-than-temporary impairments and interim disclosures of fair value (FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly;” FSP FAS 115-2, and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment;” and FSP FAS 107-1 and FSP APB28-1, “Interim Disclosures about Fair Value of Financial Instruments.”) The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of the implementation of these FSPs on our consolidated financial statements; however, our investments that may be affected by these pronouncements are limited to our auction rates securities and the associated put agreement as described in Note 5.
     From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 2. STOCK-BASED COMPENSATION
     We recognize stock-based compensation expense in accordance with the provisions of SFAS No. 123R, “Share-Based Payment”. Stock-based compensation was $1.5 million for the three months ended March 31, 2009 and $0.6 million for the three months ended March 31, 2008.
Stock Options
     A summary of our stock option activity for the three month period ended March 31, 2009 is as follows:

		Weighted-
	Shares	Average
	(in thousands)	Exercise Price
Options outstanding at December 31, 2008	3,932	$17.42
Options granted	382	7.69
Options exercised	—	—
Options cancelled	(169)	18.70

Options outstanding at March 31, 2009	4,145	$16.46

     The fair value of options granted during the period ended March 31, 2009 is $7.69 per share. No stock options were exercised during the three months ended March 31, 2009. The total intrinsic value of options exercised in the three months ended March 31, 2008 was approximately $30,000, determined as of the exercise date. As of March 31, 2009, there was $7.1 million of total unrecognized compensation cost related to stock options granted and outstanding, with a weighted average remaining vesting period of 2.93 years, which is expected to be recognized through fiscal year 2012. During the three months ended March 31, 2008 there was approximately $20,000 of cash received from stock option exercises. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rates	1.9%	2.8%
Expected dividend yield rates	0.0%	0.0%
Expected lives in years	5.6	5.7
Expected volatility	63.4%	62.4%
Expected forfeiture rate	29.9%	30.0%
Restricted Stock
     A summary of our non-vested Restricted Stock Units (“RSU”) activity for the three month period ended March 31, 2009 is as follows:

		Weighted-
		Average
	Shares	Grant-date
	(in thousands)	Fair Value
Non-vested RSUs outstanding December 31, 2008	395	$15.26
RSUs granted	40	7.69
RSUs vested	(85)	8.36
RSUs forfeited	(15)	15.00

Non-vested RSUs outstanding March 31, 2009	335	$15.36

     The fair value of our RSUs is determined based upon the closing fair market value of our common stock on the grant date. At March 31, 2009, there was $0.9 million of total unrecognized compensation cost related to non-vested RSUs outstanding that is expected to be recognized over a weighted average period of 1.82 years. During the quarter ended March 31, 2009, the total fair value of RSUs that vested was $0.7 million, based upon the closing fair market value of our common stock on the date the underlying common stock was released to the recipient.
NOTE 3. INCOME TAXES
     At March 31, 2009, we had gross deferred income tax assets of $45.2 million in the United States and $2.7 million in foreign jurisdictions, a significant portion of which relates to net operating losses and tax credit carryforwards, for which a valuation allowance of $28.6 million has been provided. The ultimate realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if we will realize the benefits of these deductible differences. As of March 31, 2009, the most significant factors considered in determining the realizability of these deferred tax assets and the amount of the valuation allowance was our profitability over the past three years (excluding the effect of the non-deductible goodwill charge during the quarter ended March 31, 2009), the historical cyclicality of the markets in which we operate and our projected profitability during these cycles. We need to generate approximately $72.2 million in pre-tax income in the United States and $2.3 million in pre-tax income in foreign jurisdictions prior to the expiration of our net operating loss and tax credit carryforwards to fully utilize these net deferred tax assets.
     Our expected tax rate is projected to be 5.4% for the year ended December 31, 2009, which is a reduction from our 2008 tax rate of 111.1%. This reduction is primarily due to an unusually large effective tax rate in 2008 that resulted from the recording of a valuation allowance on net operating losses and tax credits in the United States in 2008. The expected tax rate for the year ended December 31, 2009 is also impacted by an impairment of goodwill incurred in the first quarter of 2009, which is non-deductible for tax purposes, as well as income recognized in the United States from the repatriation of cash from our subsidiary in Japan. The U.S. net operating losses and tax credits were fully reserved since management determined we would not realize the benefits of the deferred income tax assets described above. Additionally, we incurred losses in the United States as well as on an overall basis in our foreign jurisdictions in the current period ended March 31, 2009. The additional losses in the United States in the current period were fully reserved and have contributed to the unusually low expected tax benefit for 2009. The losses in our foreign jurisdictions were not reserved since management believes we are likely to utilize the benefits of those deferred income tax assets based on projected future taxable income.
     As of December 31, 2008, the balance of our tax contingencies was $13.5 million. If the $13.5 million of tax contingencies reverse, $1.5 million would affect our effective tax rate. There have been no significant changes to these amounts during the quarter ended March 31, 2009. We do not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.
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
NOTE 4. RESTRUCTURING
     We incurred restructuring costs of $3.4 million in the three months ended March 31, 2009, $2.1 million of which was related to global cost reduction efforts in March 2009. These cost reduction efforts were in response to deteriorating economic conditions and weakening demand from our end markets. Overall, we reduced our global workforce by approximately 315 people or 18% of total headcount across all functional areas and geographies in the three months ended March 31, 2009. The additional $1.3 million of restructuring costs incurred in the current period were related to similar cost reduction activities that occurred in the fourth quarter of 2008. As of March 31, 2009, $2.3 million in accrued severance and benefits were still unpaid because the departure date of certain affected employees is in future quarters. Those payments, which are included in accrued restructuring on the condensed consolidated balance sheets, are expected to be made in the current year.

     For the year ended December 31, 2008, we recognized restructuring costs of $3.5 million, of which $3.3 million was associated with global cost reduction plans implemented at various times throughout the year made through job elimination, including $0.7 million incurred in the three months ended March 31, 2008. The remaining $0.2 million of restructuring charges recognized in 2008 was a result of a plan to transition the production of a number of our legacy products from our manufacturing facility in Fort Collins, Colorado to our manufacturing facility in Shenzhen, China. Restructuring activity in 2008 led to the elimination of 139 positions on a worldwide basis. As of March 31, 2009, $1.0 million in accrued severance and benefits were still unpaid due to the departure date of certain affected employees. Those payments, which are included in accrued restructuring on the condensed consolidated balance sheets, are expected to be made in the current year.
     The following table summarizes the components of the restructuring costs, the payments and non-cash charges, and the remaining accrual as of March 31, 2009:

Severance and
Benefits
(In thousands)
Restructuring liability balance at December 31, 2008	$1,825
Total charge to operating expense	3,396
Payments and other non-cash charges	(1,955)

Restructuring liability balance at March 31, 2009	$3,266

NOTE 5. MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS
     Investment securities with original maturities of more than three months at time of purchase are considered marketable securities. Investment securities that are not liquid within twelve months are considered long-term investments.
     The composition of securities classified as current and non-current assets is as follows at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
	(In thousands)		(In thousands)
Current:
Commercial paper	$—	$—	$1,269	$1,270
Treasury bills	2,142	2,143	2,792	2,797
Certificates of deposit	27,010	27,010	29,199	29,199
Corporate bonds/notes	434	435	—	—

Total Current	29,586	29,588	33,260	33,266
Non-current:
Common stock	4	1	4	4
Auction rate securities	29,050	23,170	30,850	24,938
Put agreement	—	5,247	—	5,459

Total Non-current	29,054	28,418	30,854	30,401

Total securities	$58,640	$58,006	$64,114	$63,667

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
     Upon executing the Put Agreement, we determined that an other-than-temporary impairment should be recorded on our ARS in the fourth quarter of 2008, since we did not intend to hold the ARS until the value fully recovers. At that time, we also recorded the Put Agreement in long term investments at its fair value, pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159). Under SFAS 159, a company may elect to use fair value to measure certain instruments and obligations. Upon election, we recognized a gain equal to fair value of the Put Agreement in other income. Our ARS holdings at March 31, 2009 have a cost basis of approximately $29.1 million and a fair value of approximately $23.2 million. The fair value of the Put Agreement as of March 31, 2009 was $5.2 million. The net decrease in fair value of the ARS and the Put Agreement during the quarter ended March 31, 2009, after considering disposals of ARS during the quarter, was $0.2 million.
     The fair value of our ARS and Put Agreement were determined using Level 3 inputs. Some of the inputs into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation. The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures. We believe implied forward rates inherently account for a lack of liquidity. In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term for the ARS was based on a weighted probability-based estimate of the time the principal will become available to us. The expected term for the Put Agreement was based on the earliest date on which we can exercise our put. Other than via the Put Agreement, the principal could become available under three different scenarios: (1) the ARS is called; (2) the market has returned to normal and auctions have resumed and are successful; and (3) the principal has reached maturity.
     Financial assets carried at fair value as of March 31, 2009 are classified in the table below in one of the three categories described in SFAS No. 157:

	Level 1	Level 2	Level 3	Total

Auction rate securities	$—	$—	$23,170	$23,170
Put agreement	—	—	5,247	5,247
Certificates of deposit	27,010	—	—	27,010
Common stock	1	—	—	1
Corporate bonds	435	—	—	435
Treasury bills	2,143	—	—	2,143

Total	$29,589	$—	$28,417	$58,006

NOTE 6. INVENTORIES
     Inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Parts and raw materials	$44,046	$44,999
Work in process	2,544	2,209
Finished goods	10,745	11,818

	57,335	59,026
Less — excess and obsolete reserves	(11,311)	(12,367)

	$46,024	$46,659

     Inventories include costs of materials, direct labor and manufacturing overhead. Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity of inventory on hand to management’s forecast of customer demand. Customer demand is dependent on many factors, including both micro and macroeconomic, and requires us to use significant judgment in our forecasting process.
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
NOTE 7. GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS
     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we perform a goodwill impairment analysis using the two-step method on an annual basis as of October 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured by comparing the company’s carrying amount, including goodwill, to its fair market value.
     As of October 31, 2008, and again as of December 31, 2008, after completing the first step of the impairment test, no indication of impairment existed because our market capitalization exceeded our carrying value as of those dates. However, based upon a combination of factors subsequent to December 31, 2008, including a significant decline in market capitalization below our carrying value, the deteriorating macro-economic environment, which had resulted in a significant decline in customer demand, and illiquidity in the overall credit markets, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis at February 28, 2009.
     We determined our fair market value at February 28, 2009 based on our market capitalization, an average weighting of both projected discounted future cash flows and the use of comparative market multiples and relative control premiums. The use of comparative market multiples (the market approach) compares the Company to other comparable companies based on valuation multiples to arrive at a fair value. The use of discounted cash flows is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business, and also includes a probability-weighted expectation as to our future cash flows. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, and tax rates, along with other considerations.
     Having determined that our goodwill was potentially impaired, we began performing the second step of the goodwill impairment analysis which involves allocating the overall estimated fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. In March 2009, we determined that our goodwill was fully impaired and recorded a non-cash goodwill impairment charge of approximately $63.3 million for the three months ended March 31, 2009.
     We review long-lived assets, including intangible assets subject to amortization, which for us are trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the fourth quarter of 2008 and again in the first quarter of 2009, we tested our long-lived assets for impairment and determined that there was no impairment.
     Goodwill and other intangible assets consisted of the following as of March 31, 2009:

		Effect of				Weighted-
	Gross	Changes in			Net	Average
	Carrying	Exchange	Accumulated		Carrying	Useful Life in
	Amount	Rates	Amortization	Impairments	Amount	Years
	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,015	$1,544	$(8,559)	$—	$—	5
Trademarks and other	8,604	2,700	(5,295)	—	6,009	17

Total amortizable intangibles	15,619	4,244	(13,854)	—	6,009

Goodwill	49,396	13,864	—	(63,260)	—

Total goodwill and other intangible assets	$65,015	$18,108	$(13,854)	$(63,260)	$6,009

     Goodwill and other intangible assets consisted of the following as of December 31, 2008:

		Effect of			Weighted-
	Gross	Changes in			Average
	Carrying	Exchange	Accumulated	Net Carrying	Useful Life
	Amount	Rates	Amortization	Amount	in Years
	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,015	$1,552	$(8,457)	$110	5
Trademarks and other	8,604	3,215	(5,174)	6,645	17

Total amortizable intangibles	15,619	4,767	(13,631)	6,755

Goodwill	49,396	16,767	—	66,163

Total goodwill and other intangible assets	$65,015	$21,534	$(13,631)	$72,918

     Amortization expense related to intangible assets was $0.2 million for both the three months ended March 31, 2009 and 2008. Amortization expense related to our acquired intangible assets fluctuates with changes in foreign currency exchange rates between the U.S. dollar, the Japanese yen and the euro. Estimated amortization expense related to amortizable intangibles for each of the five years 2009 through 2013 and thereafter is as follows:

Estimated
Amortization
Expense
(In thousands)
2009	$353
2010	471
2011	471
2012	471
2013	471
Thereafter	3,807
NOTE 8. STOCKHOLDERS’ EQUITY
     Comprehensive income (loss)  consists of net income, foreign currency translation adjustments, and net unrealized holding gains (losses) on available-for-sale investments, other than auction rate securities, as presented below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss), as reported	$(79,763)	$5,966
Adjustment to arrive at comprehensive income (loss), net of taxes:
Unrealized holding loss on available-for-sale securities, net of tax	(8)	(1,207)
Cumulative translation adjustments	(12,663)	14,593

Comprehensive income (loss)	$(92,434)	$19,352

NOTE 9. COMMITMENTS AND CONTINGENCIES
     We are involved in disputes and legal actions from time to time in the ordinary course of our business.
     In 2008, the Customs Office of Taipei, Taiwan issued a series of orders to our Taiwanese subsidiary, Advanced Energy Taiwan, Ltd., requiring that certain Company products manufactured in mainland China and allegedly imported without proper authorization be removed from Taiwan. We have protested the orders based upon recent rulings of the Taiwan Bureau of Foreign Trade that the products were authorized for unrestricted import. Although our appeal remains pending, in 2008 we recorded a charge of $0.3 million as our best estimate of the amount we are likely to pay to resolve this matter. The maximum penalty related to this matter is $2.3 million if the Customs Office determines that we have not complied with the removal orders. We believe the likelihood of the Customs Office determining that we have not complied with the removal orders to be remote.
     On May 9, 2008, we filed a complaint in the District Court for the City and County of Denver, Colorado against Charles S. Rhoades, our former Chief Operating Officer, and SatCon Technology Corp. for breach of contract and other claims relating to Mr. Rhoades’ separation from the Company on April 30, 2008. In his answer filed on November 18, 2008, Mr. Rhoades lodged a counterclaim against us for recovery of amounts allegedly owed by us to Mr. Rhoades under his Executive Transition Agreement entered into with us on December 31, 2007, along with attorneys’ fees and costs. In March 2009, the Company and Mr. Rhoades agreed to a monetary settlement of the dispute. The amount agreed to by both parties was immaterial to the Company’s financial position and results of operations.
     We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation at March 31, 2009 under these arrangements is approximately $21.8 million. Substantially all amounts under these arrangements are due in the second and third quarters of 2009. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated, settled, or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable and we believe we have adequate provision for potential exposure related to inventory on order which may go unused.
NOTE 10. EARNINGS PER SHARE
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
     As of March 31, 2009, stock options and restricted stock units relating to an aggregate of approximately 4.5 million shares were outstanding. For the three months ended March 31, 2009, all potentially dilutive common shares were excluded from the computation as the effect of including such options in the computation would be anti-dilutive due to our net loss for the period.
     As of March 31, 2008, stock options and restricted stock units relating to an aggregate of approximately 4.0 million shares were outstanding, of which 3.6 million shares are not included in the computation of diluted earnings per share because the exercise price exceeded the average price per share for the period.
     The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
Earnings per common share — basic
Net income (loss)	$(79,763)	$5,966
Weighted average common shares outstanding	41,881	44,662

Earnings (loss) per common share — basic	$(1.90)	$0.13

Earnings per common share — diluted
Net income (loss)	$(79,763)	$5,966
Weighted average common shares outstanding	41,881	44,662
Effect of dilution:
Stock option and restricted stock units	—	403

Adjusted weighted average common shares outstanding	41,881	45,065

Earnings (loss) per common share — diluted	$(1.90)	$0.13

NOTE 11. FOREIGN OPERATIONS AND MAJOR CUSTOMERS
Our chief operating decision-makers manage our business as a single operating segment, which includes the design, manufacture, sale and support of industrial power conversion products that transform power into various usable forms. We have operations in the United States, Europe and Asia. Enterprise-wide disclosures about product revenues, other revenues and long-lived assets by geographic area and information relating to major customers are presented below. Revenues are attributed to individual countries based on location of the customer.

	Three Months Ended
	March 31,
	2009	2008
Sales to external customers:
United States	$10,914	$42,200
Asia	13,880	34,813
Europe	7,760	11,767
Rest of world	73	107

	$32,627	$88,887

Income (loss) from operations:
United States	$(40,543)	$(5,667)
Asia	(29,374)	11,596
Europe	(12,784)	3,498
Intercompany eliminations	1,718	(2,046)

	$(80,983)	$7,381

	March 31,	December 31,
	2009	2008
*Long-lived assets:
United States	$12,573	$36,083
Asia	22,803	53,042
Europe	593	15,115

	$35,969	$104,240

*	Long-lived assets include property and equipment, goodwill, and other intangible assets.
Applied Materials, Inc., our largest customer, accounted for 16.7% of our sales for the three months ended March 31, 2009 and 25.7% of our sales for the three months ended March 31, 2008. No other customer accounted for 10% or more of the Company’s sales during these periods. As of March 31, 2009, one of our other customers accounted for approximately 28.9% of our gross accounts receivables. No other customer accounted for 10% or more of the Company’s gross accounts receivable as of March 31, 2009.
Applied Materials, Inc., our largest customer, accounted for 16.7% of our sales for the three months ended March 31, 2009 and 25.7% of our sales for the three months ended March 31, 2008. No other customer accounted for 10% or more of our sales during these periods. As of March 31, 2009, one of our other customers accounted for approximately 28.9% of our gross accounts receivables. No other customer accounted for 10% or more of our gross accounts receivable as of March 31, 2009.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Statements
     The following discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. Some of these risks and uncertainties are described in Part II Item 1A below and in other filings we make with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2008. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. We assume no obligation to update any forward-looking statements or the reasons why our actual results might differ.

BUSINESS OVERVIEW
     We design, manufacture, sell and support industrial power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film deposition for various products, such as semiconductor devices, flat panel displays, solar panels and architectural glass, as well as grid-tie power conversion in the solar market. We also supply gas flow control technology and thermal instrumentation products for control and detection of gases in the thin-film deposition process for these same markets. Our global network of service centers provides local repair and field service capability in key regions. Our installed base provides a recurring revenue opportunity as we offer repair services, conversions, upgrades and refurbishments to companies using our products.
     In the fourth quarter of 2008 and continuing in the first quarter of 2009, there have been adverse changes in the overall business climate that caused deterioration in the markets in which we operate and as a result our revenues have declined substantially.
     Our analysis presented below is organized to provide the information we believe will be instructive for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements in Part I Item 1 of this report, including the notes thereto.
Results of Operations
SALES
     The following tables summarize net sales, and percentages of net sales, by customer type for each of the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Increase/
	2009	2008	(Decrease)	% Change
		(In thousands)
Semiconductor capital equipment	$14,399	$57,669	$(43,270)	(75.0)%
Non-semiconductor equipment	18,228	31,218	(12,990)	(41.6)

Total Sales	$32,627	$88,887	$(56,260)	(63.3)%

	Three Months Ended March 31,
	2009	2008
Semiconductor capital equipment	44.1%	64.9%
Non-semiconductor equipment	55.9%	35.1%

	100.0%	100.0%

     We provide solutions to a diverse range of markets and geographic regions with the semiconductor capital equipment market being our largest market and sales to the solar market being our second largest market. Overall sales declined by $56.3 million, or 63.3%, to $32.6 million in the three months ended March 31, 2009 from $88.9 million for the three months ended March 31, 2008, generally as a result of the weakened global economy and, more specifically, as a result of severe weakness in the semiconductor capital equipment market. Sales to the semiconductor capital equipment market decreased to $14.4 million, or 44.1% of sales, in the three months ended March 31, 2009, as compared to $57.7 million, or 64.9% of sales, in the three months ended March 31, 2008.
     Sales to Applied Materials Inc., our largest customer, were $5.4 million, or 16.7%, of our sales, in the three months ended March 31, 2009, as compared to $22.8 million, or 25.7% of our sales, in the three months ended March 31, 2008. Our sales to Applied Materials include sales for the semiconductor capital equipment market, as well as the solar, flat panel display and architectural glass markets.
     Sales to customers in the non-semiconductor markets accounted for the remaining $18.2 million, or 55.9% of our sales, in the three months ended March 31, 2009, as compared to $31.2 million, or 35.1% of our sales, in the three months ended March 31, 2008. The decrease in absolute dollars resulted from the same global economic factors described above, however, the increase as a percentage of sales is evidence that the semiconductor capital equipment industry was more negatively impacted by the global recession than were the other markets we serve relative to the sale of our products. The markets that comprise our non-semiconductor markets include solar, flat panel display, data storage, architectural glass, and other industrial thin-film manufacturing equipment. Our customers in these markets, other than the solar market, are predominantly large original equipment manufacturers (OEM’s) for new equipment.
     The solar market, which is included in non-semiconductor revenue above, was our fastest growing market in 2008; however, sales to this market were also affected by the weakened global economy in the three months ended March 31, 2009. Despite increasing as a percentage of overall product sales, absolute sales dollars to customers in the solar market decreased to $6.2 million, or 19.1% of sales, in the three months ended March 31, 2009 as compared to $8.3 million, or 9.4% of sales, in the three months ended March 31, 2008. We expect that our past investments in capacity for solar panel production lines will drive continued revenue opportunities in future periods. Our products are used in leading thin-film solar cell production technologies, such as polysilicon, copper indium gallium selenide (CIGS), copper indium selenide (CIS) and cadmium telluride. Sales of our Solaron® solar inverter are included in sales to the solar market.
     Sales from global support services were $7.7 million, or 23.6% of sales, in the three months ended March 31, 2009 as compared to $15.2 million, or 17.1% of sales, in the three months ended March 31, 2008. The decrease in absolute dollars resulted from a continuing practice by our customers of utilizing idle equipment for spare parts in efforts to conserve cash as opposed to repairing malfunctioning or worn parts. Sales from our global support services are included in both the sales to semiconductor capital equipment and non-semiconductor equipment markets.
     Although we have experienced continued success in our non-semiconductor business over the past eighteen months, demand for our products is driven by requirements for capacity expansion in each of the markets we serve. We have experienced, and expect to continue to experience, near term weakness throughout 2009 due to the softness in the global economy. This global downturn has impacted our customers’ expansion plans, and coupled with difficulties in obtaining capital and deteriorating market conditions which may lead to the inability of our customers to obtain financing, has also resulted in a reduction of our sales to the non-semiconductor markets. We do, however, anticipate a continued shift in our business towards our non-semiconductor markets as we continue to invest in new technology and products for the solar market.
GROSS PROFIT
     Our gross profit was $6.4 million, or 19.6% of sales, in the three months ended March 31, 2009 as compared to $35.8 million, or 40.3% of sales, in the three months ended March 31, 2008. The large decrease, in absolute dollars and as a percentage of sales, was due to an overall decrease in production volume related to the weakening economy and a lower margin product mix. Although we reduced our overall manufacturing expenses throughout 2008 by reducing fixed production and overhead costs as well as personnel costs through restructuring activities, we currently have excess manufacturing capacity related to buildings, machinery and unabsorbed overhead expenses.
RESEARCH AND DEVELOPMENT EXPENSES
     The markets we serve constantly present us with opportunities to develop our products for new or emerging applications and require technological changes driving for higher performance, lower cost, and other attributes that will advance our customers’ products. We believe that continued and timely development of new and differentiated products, as well as enhancements to existing products to support customer requirements, is critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue. Since inception, all of our research and development costs have been expensed as incurred.
     Our research and development expenses for the three months ended March 31, 2009 were $11.1 million or 34.0% of sales, as compared to $13.1 million, or 14.7% of sales, in the same period last year.
     The decrease in expenses in absolute dollars for the three months ended March 31, 2009, as compared to the same period for 2008, was primarily due to a reduction in personnel through the restructuring activities executed in the first three months of this year as well as in the fourth quarter of 2008. We continue to develop products for the solar market including products that address the thin film solar market and our Solaron® utility grade solar inverter product line. We expect to continue these investments in order to deliver an expanded product suite to the solar equipment market and the solar inverter market.

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
     Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2009 were $9.4 million, or 28.8% of sales compared to $14.5 million, or 16.3% of sales in the same period last year.
     The decrease in expenses in absolute dollars for the three months ended March 31, 2009, as compared to the same period for 2008, was a result of the reductions of personnel and their related costs that were implemented throughout 2008 and early 2009 aimed at reducing administrative costs and increasing efficiencies as well as a $1.0 million adjustment for depreciation expense related to a change in the estimated useful life of our facility in Japan. We have also implemented cost reductions in all discretionary spending areas, such as travel and professional fees. As part of our continuing cost reduction efforts related to general and administrative expenses, in 2008 we consolidated our worldwide accounting processing functions in a shared services center in Shenzhen, China. Additionally, third party sales compensation to independent sales representatives was lower due to a decrease in overall sales revenue.
GOODWILL IMPAIRMENT CHARGE
     We recorded a non-cash goodwill impairment charge in the amount of $63.3 million for the three months ended March 31, 2009 based upon the results of our impairment tests performed during the first quarter of 2009. For further discussion of the goodwill impairment charge recorded, see Note 7 — “Goodwill, Purchased Technology and Other Intangible Assets” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill Impairment.”
RESTRUCTURING CHARGES
     We incurred restructuring costs of $3.4 million in the three months ended March 31, 2009, $2.1 million of which was related to global cost reduction efforts in March 2009. These cost reduction efforts were in response to deteriorating economic conditions and weakening demand from our end markets. Overall, we reduced our global workforce by approximately 315 people or 18% of total headcount across all functional areas and geographies in the three months ended March 31, 2009. The additional $1.3 million of restructuring costs incurred in the current period were related to similar cost reduction activities that occurred in the fourth quarter of 2008. As of March 31, 2009, $2.3 million in accrued severance and benefits were still unpaid due to the departure date of certain affected employees. Those payments, which are included in accrued restructuring on the condensed consolidated balance sheets, are expected to be made in the current year.
     For the year ended December 31, 2008, we recognized restructuring costs of $3.5 million, of which $3.3 million was associated with global cost reduction plans implemented at various times throughout the year made through job elimination. The remaining $0.2 million of restructuring charges recognized in 2008 was a result of a plan to transition the production of a number of our legacy products from our manufacturing facility in Fort Collins, Colorado to our manufacturing facility in Shenzhen, China. Restructuring activity in 2008 led to the elimination of 139 positions on a worldwide basis. As of March 31, 2009, $1.0 million in accrued severance and benefits were still unpaid due to the departure date of certain affected employees. Those payments, which are included in accrued restructuring on the condensed consolidated balance sheets, are expected to be made in the current year.
     During the three months ended March 31, 2008, we recognized restructuring costs of $0.7 million related to a restructuring of a portion of our administrative operations. All severance benefits and other liabilities related to this restructuring have been paid.
     We continue to look for ways to make our global workforce more efficient and effective, which may lead to additional cost reduction activities in the future.
OTHER INCOME, NET
     Other income, net consists primarily of investment income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items. Other income decreased 68.8% to $0.3 million in the three months ended

March 31, 2009 from $0.9 million in the three months ended March 31, 2008, primarily due to lower interest rates and decreased investment balances.
PROVISION (BENEFIT) FOR INCOME TAXES
     During 2008, based on our 2008 operating results and projection of future operating results within the United States, our management evaluated the recoverability of our deferred tax assets in the United States and concluded a portion of our U.S. deferred tax assets were not recoverable under the more likely than not criteria in SFAS 109, “Accounting for Income Taxes.” As such, an increase to the valuation allowance of $18.0 million dollars was recorded during the quarter ended December 31, 2008.
     In the three months ended March 31, 2009, we sustained further losses in the United States and, as a result, management determined that an increase to the valuation allowance of $1.0 million was necessary since management believes that we are not likely to utilize the benefits of the associated deferred tax assets. The ultimate realization of our overall deferred tax assets is dependent upon the generation of approximately $72.2 million of future taxable income in the U.S., the timing and amount of which is uncertain. We assess the recoverability of our net deferred tax assets on a quarterly basis. If our expectation of future realization of our deferred tax assets changes, we will adjust the valuation allowance with a corresponding change in income tax expense in such period.
     The income tax benefit for the three months ended March 31, 2009 was $0.9 million, all of which related to foreign losses and represented an effective tax rate of 1.2% compared to a tax provision of $2.3 million, or a 28% effective tax rate, for the three months ended March 31, 2008. The decrease in the current three month effective tax rate as compared to the rate for the three months ended March 31, 2008 resulted primarily from the recording of the additional valuation allowance discussed above and a continued change in the profitability mix between the U.S. and our global subsidiaries, whereby losses were also generated at our higher income tax subsidiaries throughout the world during the current period as compared to the generation of income in those same jurisdictions in the comparable period in 2008. The effective tax rate in the current period was also impacted by the impairment of goodwill incurred this quarter, which is non-deductible for tax purposes, as well as income recognized in the U.S. from the repatriation of cash from our subsidiary in Japan.
     Management believes it is likely that we will utilize the deferred tax assets associated with the foreign losses and, therefore; we have taken a benefit for those foreign losses in the current period.
Liquidity and Capital Resources
     Our primary sources of liquidity are our available cash levels and cash flows generated by operating activities. We utilize these capital resources to make capital expenditures primarily for our operational needs, investment in technology applications and tools to further develop our products and for other general corporate purposes, including the funding of possible acquisitions. In future periods, we intend similar uses of these funds.
     During the three months ended March 31, 2009, we used $0.6 million for capital expenditures and generated $3.5 million from the sale of marketable securities and $1.0 million in cash from operating activities, resulting in a $1.0 million decrease in available cash (including the $4.9 million of unfavorable effects of international currency exchange rates on cash).
     Net cash flows provided by operating activities in the three months ended March 31, 2009 were $1.0 million, compared to $1.1 million in the three months ended March 31, 2008. The $0.1 million decrease in net cash flows from operating activities was due to an $85.7 million decrease in net income, offset by a $61.9 million increase in non-cash reconciling items such as goodwill impairment, depreciation and amortization, stock-based compensation and deferred income taxes and a $23.7 million increase in cash flows from changes in operating assets and liabilities, principally the collection of receivables.
     Capital expenditures, which are generally funded by cash generated from operating activities and available cash balances, were $0.6 million in the three months ended March 31, 2009, compared to $1.6 million in the three months ended March 31, 2008. Capital expenditures in both periods presented primarily include the cost of lab and testing equipment to support sustaining engineering and new product development efforts.
     At March 31, 2009, our long-term investments had a fair value of $23.2 million and consisted of auction rate securities (“ARS”) whose underlying assets are primarily student loans originated under the Federal Family Education Loan Program (“FFELP”). FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education. In addition to the student loans, a smaller portion of our portfolio is held in municipal securities. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 18 to 39 years. As a result of negative conditions in the global credit markets, since February 2008, the majority of the auctions for our investment in these securities have failed to settle, causing us to hold such securities. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or redeemed. To this end, in November 2008, we executed the Put Agreement and expect to liquidate all of our remaining ARS at par during the latter half of 2010. We do not expect to incur any loss of principal; however, until we liquidate our ARS, we will recognize any decline in fair value of the ARS in earnings. We expect the subsequent changes in the value of the Put Agreement will largely offset any subsequent fair value declines of the ARS, subject to the continued performance by the financial institution of its obligations under the Put Agreement. Other than via the Put Agreement, the principal could become available under three different scenarios: (1) the ARS is called; (2) the market has returned to normal and auctions have resumed and are successful; and (3) the principal has reached maturity.
     At March 31, 2009, we had $173.4 million in cash, cash equivalents and marketable securities, including our auction rate securities. We believe that our current cash levels and cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures and contractual obligations for the foreseeable future.
Critical Accounting Policies and Estimates
     In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.
     We believe that the following critical accounting policies, as discussed in this Form 10-Q and/or our Form 10-K for the year ended December 31, 2008, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
     WARRANTY COSTS — We offer warranty coverage for a majority of our products for periods typically ranging from 12 to 24 months after shipment. We warrant our solar inverter for five years, and we offer extended warranties for up to an additional five years. We estimate the anticipated costs of repairing products under warranty based on the historical or expected cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated quarterly, at a minimum, in light of actual experience and, when appropriate, the accruals or the accrual percentage is adjusted based on specific estimates of project repair costs and quantity of product returns. Our determination of the appropriate level of warranty accrual is based on estimates of the percentage of units affected and the repair costs. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the consolidated statements of operations.
     The following table summarizes the activity in our warranty reserve during the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Balance at beginning of period	$6,189	$8,812
Additions charged to expense	843	1,962
Deductions	(1,418)	(2,319)

Balance at end of period	$5,614	$8,455

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
     GOODWILL IMPAIRMENT- In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we perform a goodwill impairment analysis using the two-step method on an annual basis as of October 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured by comparing the company’s carrying amount, including goodwill, to its fair market value.
     As of October 31, 2008, and again as of December 31, 2008, after completing the first step of the impairment test, no indication of impairment existed because our market capitalization exceeded our carrying value as of those dates. However, based upon a combination of factors subsequent to December 31, 2008, including a significant decline in market capitalization below our carrying value, the deteriorating macro-economic environment, which had resulted in a significant decline in customer demand, and illiquidity in the overall credit markets, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis at February 28, 2009.
     We determined our fair market value at February 28, 2009 based on our market capitalization, an average weighting of both projected discounted future cash flows and the use of comparative market multiples and relative control premiums. The use of comparative market multiples (the market approach) compares the Company to other comparable companies based on valuation multiples to arrive at a fair value. The use of discounted cash flows is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business, and also includes a probability-weighted expectation as to our future cash flows. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, and tax rates, along with other considerations.
     Having determined that our goodwill was potentially impaired, we began performing the second step of the goodwill impairment analysis which involves allocating the overall estimated fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. In March 2009, we determined that our goodwill was fully impaired and recorded a non-cash goodwill impairment charge of approximately $63.3 million for the three months ended March 31, 2009.
     FAIR VALUE OF AUCTION RATE SECURITIES — We value our financial assets and liabilities using the methods of fair value measurement as described in SFAS No. 157. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Observable prices that are based on inputs not quoted in active markets, but corroborated by direct or indirect market data.
Level 3: Unobservable inputs, developed using our estimates and assumptions, which reflect those that market participants would use. Such inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
     The fair value of our ARS and Put Agreement were determined using Level 3 inputs. Some of the inputs into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation. The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures. We believe implied forward rates inherently account for a lack of liquidity. In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term for the ARS was based on a weighted probability-based estimate of the time the principal will become available to us. The expected term for the Put Agreement was based on the earliest date on which we can exercise our put. Any change to these inputs will affect the fair value of the ARS and Put Agreement and will affect our reported earnings. However, we do not expect changes in the inputs or reported earnings to affect our liquidity.

     INCOME TAXES—We assess the recoverability of our net deferred tax assets on a quarterly basis. Our assessment includes a number of factors, including historical results and income projections for each jurisdiction. At March 31, 2009, we had gross deferred income tax assets of $45.2 million in the United States and $2.7 million in foreign jurisdiction, a significant portion of which relates to net operating loss and tax credit carryforwards, for which a valuation allowance of $28.6 million has been provided. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if we will realize the benefits of these deductible differences. As of March 31, 2009, the most significant factors considered in determining the realizability of these deferred tax assets and the amount of the valuation allowance was our profitability over the past three years (excluding the effects of the non-deductible goodwill charge during the quarter ended March 31, 2009, the historical cyclicality of the markets in which we operate and our projected profitability during these cycles. We need to generate approximately $72.2 million in pre-tax income in the United States prior to the expiration of our net operating loss and tax credit carryforwards to fully utilize these net deferred tax assets.
     STOCK-BASED COMPENSATION — We apply the provisions of SFAS No. 123(R) to account for stock plans and employee stock purchase plan, which requires the recognition of the fair value of stock-based compensation in the statement of income. The fair value of stock options and purchase rights pursuant to the employee stock purchase plan is estimated using the Black-Scholes valuation model. This model requires the input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of restricted stock units is determined based upon our closing stock price on the grant date. The fair value of stock-based awards expected to vest is amortized over the requisite service period, typically the vesting period, of the award on a straight-line basis.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We face market risk exposure associated with our investments in auction rate securities (“ARS”). Our investments in ARS have a par value of $29.1 million, and have an estimated fair value of $23.2 million at March 31, 2009. The underlying securities related to these investments are student loans, which accounted for $21.6 of the recorded fair value, and other municipal securities, which accounted for the remaining $1.6 million of the recorded fair value. As a result of current negative conditions in the global credit markets, since February 2008, the large majority of the auctions for our investment in these securities have failed to settle, causing us to continue to hold the securities. We continue to monitor the market for auction rate securities and consider the impact, if any, on the fair value of these investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses.
     In November 2008, we executed a non-transferrable auction rate securities rights agreement (the “Put Agreement”) with a financial institution that provides us with the ability to sell our ARS to the financial institution, at our sole discretion, and obligates the financial institution to purchase such ARS, at par during the period June 30, 2010 through July 2, 2012. The Put Agreement had a fair value of $5.2 million at March 31, 2009. The benefits of the Put Agreement are subject to the continued performance by the financial institution of its obligations under the agreement.
See Note 5 to the Condensed Consolidated Financial Statements included in this Report and the “Risk Factors” set forth in Part II, Item 1A of this Report for more information. There were no additional material changes in our exposure to market risk from December 31, 2008.

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
     As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in disputes and legal actions from time to time in the ordinary course of our business. For a description of the material pending legal proceedings to which we are a party, please see our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2009.
     On May 9, 2008, we filed a complaint in the District Court for the City and County of Denver, Colorado against Charles S. Rhoades, our former Chief Operating Officer, and SatCon Technology Corp. for breach of contract and other claims relating to Mr. Rhoades’ separation from the Company on April 30, 2008. In his answer filed on November 18, 2008, Mr. Rhoades lodged a counterclaim against us for recovery of amounts allegedly owed by us to Mr. Rhoades under his Executive Transition Agreement entered into with us on December 31, 2007, along with attorneys’ fees and costs. In March 2009, the Company and Mr. Rhoades agreed to a monetary settlement of the dispute. The amount agreed to by both parties was immaterial to our financial position and results of operations.
ITEM 1A. RISK FACTORS
     Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008 describes some of the risks and uncertainties associated with our business. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.
     The risk factors set forth below have been updated from those previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K with more current information.
A significant portion of our sales and accounts receivables are concentrated among a few customers.
     Our ten largest customers accounted for 53.7% of our total sales in the three months ended March 31, 2009 and 53.9% of our total sales in the three months ended March 31, 2008. Applied Materials, Inc., our largest customer, accounted for 16.7% of our sales in the three months ended March 31, 2009 and 25.7% for the three months ended March 31, 2008. No other customer accounted for more than 10% of our sales during these periods. Additionally, as of March 31, 2009, one of our other customers accounted for approximately 28.9% of our gross accounts receivables. No other customer accounted for 10% or more of our gross accounts receivable as of March 31, 2009. The loss of any of our significant customers, a material reduction in any of their purchase orders or an inability to collect on significant receivables could significantly harm our business, financial condition and results of operations.
Funds associated with auction rate securities that we have traditionally held as short-term investments may not be liquid or readily available.
     Our investment securities include auction rate securities (“ARS”) that are not currently liquid or readily available to convert to cash. In November 2008, we executed a non-transferrable auction rate securities rights agreement (the “Put Agreement”) with a financial institution that provides us with the ability to sell our ARS to the financial institution, at our sole discretion, and obligates the financial institution to purchase such ARS, at par during the period June 30, 2010 through July 2, 2012. Our ARS holdings to which the Put Agreement relates have a cost basis of approximately $29.1 million and a fair value of approximately $23.2 million at March 31, 2009. $27.1 million of the par value of ARS are in student loan securities and the remaining $2.0 million are in municipal securities. Additionally, the Put Agreement had a fair value of $5.2 million at March 31, 2009. The benefits of the Put Agreement are subject to the continued performance by the financial institution of its obligations under the agreement.
     We will not be able to utilize the Put Agreement to liquidate our ARS before June 30, 2010. The lack of liquidity associated with these investments may require us to borrow against these securities or continue to repatriate cash from international locations at a significant cost. In light of current economic conditions and other factors, we cannot be certain that we will be able to borrow against these securities or continue to repatriate cash, on favorable terms or at all. If we are unable to do so, our available cash may be reduced until some or all of our auction rate securities can be liquidated. The lack of available cash may prevent us from taking advantage of business opportunities that arise and may prevent us from executing some of our business plans, either of which could cause our business, financial condition or results of operations to be materially and adversely affected.
Changes in tax rates, tax liabilities, or utilization of our deferred tax assets could materially affect our results.
     We are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the applicable tax laws, composition of earnings in countries with differing tax rates or our valuation and utilization of deferred tax assets and liabilities. Recently, there have been adverse changes in the business climate and in the markets in which we operate and as a result we have recorded a valuation allowance against our deferred tax assets of $28.6 million. We must generate a minimum of $72.2 million of taxable income in the United States and $2.3 million of taxable income in foreign jurisdictions to utilize our net deferred tax assets. However, if we do not anticipate generating that level of U.S. taxable income we may have to recognize additional valuation allowances against our deferred tax assets. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our results of operations.
Our orders of raw materials, parts, components and subassemblies are based upon quarterly demand forecasts.
     We place orders with many of our suppliers based upon quarterly forecasts. These forecasts are based upon our expectations as to demand for our products from our customers. As the quarter progresses, such demand can change rapidly or we may realize that our expectations were overly optimistic, especially during a downturn in the industry and other adverse economic conditions. These orders cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation at March 31, 2009 under these arrangements is approximately $21.8 million. In periods of decreased demand we may attempt to negotiate the purchase commitments with our suppliers to lower our future obligations. If we successfully negotiate decreases in these commitments, we may be unable to successfully procure parts quickly enough to meet customer requirements in the event of a sooner-than-expected upturn in demand for our products. If we are unsuccessful in our efforts to negotiate decreases in these commitments, we may be required to purchase products that we do not anticipate needing and to manufacture systems that we do not anticipate our customers ordering. In addition, such purchases and manufacturing can result in significant write-offs for excess and obsolete inventory, which can have a materially adverse effect on our results of operations.
We are subject to risks related to holding financial instruments in foreign countries.
     A majority of our cash, cash equivalents and marketable securities have historically been held in accounts in Japan and Germany. In April 2009, we transferred to accounts in the United States approximately $49.0 million in cash from Japan, which was substantially all of the cash that was being held in that country. We are, however, still holding a substantial amount of cash, cash equivalents and marketable securities in Germany. Repatriation of such cash is subject to limitations and may be subject to significant taxation. We cannot be certain that we will be able to repatriate such cash, on favorable terms or in a timely manner. If we continue to incur losses in our operations and need the cash held in these international accounts, but are unable to repatriate such cash in a timely manner, we may be prevented from taking advantage of business opportunities that arise or from executing some of our business plans, either of which could cause our business, financial condition or results of operations to be materially and adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

ADVANCED ENERGY INDUSTRIES, INC.
Dated: May 7, 2009	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.