Form 10-Q
period 2009-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2009-08-10
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009.
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
Registrant’s telephone number, including area code: (970) 221-4670
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
As of August 6, 2009, there were 42,008,125 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,416	$116,448
Marketable securities	37,897	33,266
Accounts receivable, net of allowances of $2,150 and $971, respectively	32,298	56,549
Inventories, net	39,809	46,659
Deferred income tax assets	11,754	13,253
Other current assets	3,593	5,324

Total current assets	262,767	271,499
PROPERTY AND EQUIPMENT, net	29,385	31,322
OTHER ASSETS:
Deposits and other	7,539	7,528
Long-term investments	—	30,401
Goodwill	—	66,163
Other intangible assets, net	6,055	6,755
Deferred income tax assets	8,993	6,969

Total assets	$314,739	$420,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,736	$8,005
Accrued warranty expense	5,797	6,189
Accrued restructuring	310	1,825
Other accrued expenses	13,372	14,887
Customer deposits and deferred revenue	867	1,027

Total current liabilities	28,082	31,933
LONG-TERM LIABILITIES:
Deferred income tax liabilities	2,389	2,660
Uncertain tax position	7,877	7,877
Other long-term liabilities	1,272	1,618

Total liabilities	39,620	44,088

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 41,980 and 41,849 shares issued and outstanding, respectively	42	42
Additional paid-in capital	226,749	224,139
Retained earnings	24,169	119,966
Other comprehensive income	24,159	32,402

Total stockholders’ equity	275,119	376,549

Total liabilities and stockholders’ equity	$314,739	$420,637

*	Amounts as of June 30, 2009 are unaudited. Amounts as of December 31, 2008 are derived from the December 31, 2008 audited consolidated financial statements
The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
SALES	$35,567	$87,996	$68,194	$176,883
COST OF SALES	27,636	52,720	53,875	105,759

GROSS PROFIT	7,931	35,276	14,319	71,124

OPERATING EXPENSES:
Research and development	10,742	13,762	21,840	26,847
Selling, general and administrative	10,166	13,955	19,561	28,423
Amortization of intangible assets	120	226	342	466
Impairment of goodwill	—	—	63,260	—
Restructuring charges	739	393	4,135	1,067

Total operating expenses	21,767	28,336	109,138	56,803

INCOME (LOSS) FROM OPERATIONS	(13,836)	6,940	(94,819)	14,321
OTHER INCOME, NET	627	996	909	1,901

Income (loss) before income taxes	(13,209)	7,936	(93,910)	16,222
PROVISION FOR INCOME TAXES	2,825	2,073	1,887	4,393

NET INCOME (LOSS)	$(16,034)	$5,863	$(95,797)	$11,829

BASIC EARNINGS (LOSS) PER SHARE:	$(0.38)	$0.14	$(2.28)	$0.27
DILUTED EARNINGS (LOSS) PER SHARE:	$(0.38)	$0.14	$(2.28)	$0.27

BASIC WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	41,948	41,869	41,915	43,265
DILUTED WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	41,948	42,290	41,915	43,686
The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(95,797)	$11,829
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,936	6,285
Goodwill impairment charge	63,260	—
Stock-based compensation expense	2,904	1,672
Benefit for deferred income taxes	(681)	(2,614)
Restructuring charges	4,135	477
Provision for excess and obsolete inventory	1,576	363
Provision for doubtful accounts	1,093	401
Net loss on disposal of assets	165	34
Changes in operating assets and liabilities—
Accounts receivable	21,976	2,889
Inventories	5,052	1,958
Other current assets	162	(163)
Accounts payable	(221)	832
Other current liabilities and accrued expenses	(8,850)	(1,817)
Income taxes	2,277	770
Non-current assets	(1,804)	(1,065)
Non-current liabilities	(235)	(1,278)

Net cash provided by (used in) operating activities	(1,052)	20,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(131)	(10,957)
Proceeds from sale of marketable securities	24,568	51,156
Purchase of property and equipment	(1,402)	(3,945)

Net cash provided by investing activities	23,035	36,254

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior borrowings and capital lease obligations	(52)	(49)
Purchase and retirement of treasury stock	—	(49,767)
Proceeds from common stock transactions	100	1,242

Net cash provided by (used in) financing activities	48	(48,574)

EFFECT OF CURRENCY TRANSLATION ON CASH	(1,063)	3,337

INCREASE IN CASH AND CASH EQUIVALENTS	20,968	11,590
CASH AND CASH EQUIVALENTS, beginning of period	116,448	94,588

CASH AND CASH EQUIVALENTS, end of period	$137,416	$106,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$7
Cash paid for income taxes	$1,551	$2,526
Cash held in banks outside the United States	$69,183	$73,516
The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (“we”, “us”, “our”, or the “Company”) at June 30, 2009, and the results of our operations and cash flows for the three and six months ended June 30, 2009 and 2008.
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
     SUBSEQUENT EVENTS — Effective this quarter, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 through August 10, 2009, the date we issued these financial statements. During this period we did not have any material subsequent events.
     NEW ACCOUNTING PRONOUNCEMENTS — In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement requires additional disclosures regarding the effect of hedging activities on a company’s results. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which was our first quarter of 2009. This standard will impact disclosures about derivative instruments, including forward currency contracts, into which we may enter.
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
     In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) dealing with fair value measurements, other-than-temporary impairments and interim disclosures of fair value (FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly;” FSP FAS 115-2, and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment;” and FSP FAS 107-1 and FSP APB28-1, “Interim Disclosures about Fair Value of Financial Instruments.”) The FSPs were effective for interim and annual periods ending after June 15, 2009 and the impact was limited to our auction rates securities and the associated Put Agreement as described in Note 5. The adoption of these FSPs did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     On June 3, 2009, the FASB approved the “FASB Accounting Standards Codification”, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental United States entities. All other accounting literature not included in the Codification will be non-authoritative. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

     From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.
NOTE 2. STOCK-BASED COMPENSATION
     We recognize stock-based compensation expense in accordance with the provisions of SFAS No. 123R, “Share-Based Payment”. Stock-based compensation was $1.4 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively, and $2.9 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively.
Stock Options
     A summary of our stock option activity for the six months ended June 30, 2009 is as follows:

		Weighted-
	Shares	Average
	(in thousands)	Exercise Price
Options outstanding at December 31, 2008	3,932	$17.42
Options granted	743	7.82
Options exercised	(10)	8.23
Options cancelled	(353)	18.98

Options outstanding at June 30, 2009	4,312	$15.65

     The fair value of options granted during the three and six months ended June 30, 2009 is $4.55 and $4.57 per share, respectively. The total intrinsic value of options exercised in both the three and six months ended June 30, 2009 was an immaterial amount. The total intrinsic value of options exercised for the three and six months ended June 30, 2008 was approximately $0.7 million and $0.8 million, respectively, determined as of the exercise date. As of June 30, 2009, there was $8.0 million of total unrecognized compensation cost related to stock options granted and outstanding, with a weighted average remaining vesting period of 2.85 years, which is expected to be recognized through fiscal year 2013. During the six months ended June 30, 2009 there was approximately $0.1 million of cash received from stock option exercises. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model and estimated forfeiture rate with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rates	2.0%	3.1%	1.9%	3.1%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives in years	5.6	5.5	5.6	5.5
Expected volatility	62.1%	62.2%	62.8%	62.2%
Expected forfeiture rate	29.1%	30.5%	29.5%	30.5%
Restricted Stock
     A summary of our non-vested Restricted Stock Units (“RSU”) activity for the six months ended June 30, 2009 is as follows:

		Weighted-
		Average
	Shares	Grant-date
	(in thousands)	Fair Value
Non-vested RSUs outstanding December 31, 2008	395	$15.26
RSUs granted	117	8.17
RSUs vested	(127)	8.34
RSUs forfeited	(36)	18.31

Non-vested RSUs outstanding June 30, 2009	349	$13.13

     The fair value of our RSUs is determined based upon the closing fair market value of our common stock on the grant date. At June 30, 2009, there was $1.2 million of total unrecognized compensation cost related to non-vested RSUs outstanding that is expected to be recognized over a weighted average period of 2.23 years. During the quarter ended June 30, 2009, the total fair value of RSUs that vested was $0.4 million, based upon the closing fair market value of our common stock on the date the underlying common stock was released to the recipient.
NOTE 3. INCOME TAXES
     At June 30, 2009, we had gross deferred income tax assets of $50.5 million in the United States and $2.3 million in foreign jurisdictions, a significant portion of which relates to net operating losses and tax credit carryforwards, for which a valuation allowance of $34.4 million has been provided. The ultimate realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if we will realize the benefits of these deductible differences. As of June 30, 2009, the most significant factors considered in determining the realizability of these deferred tax assets and the amount of the valuation allowance was our profitability over the past three years (excluding the effect of the non-deductible goodwill charge recorded during the quarter ended March 31, 2009), the historical cyclicality of the markets in which we operate and our projected profitability during these cycles. To fully utilize our deferred tax assets, we would need to generate approximately $95.1 million in pre-tax income in the United States and $9.2 million in pre-tax income in foreign jurisdictions prior to the expiration of our net operating loss and tax credit carryforwards.
     Our effective income tax rate for the three months ended June 30, 2009 was 21.3%, as compared to an effective income tax rate for the three months ended June 30, 2008 of 26.1%. While we incurred losses in the United States in the current period, we have recorded a valuation allowance for the reasons described above and a tax benefit has not been taken. Conversely, we generated taxable income in certain of our foreign jurisdictions in the current period and, as a result, have recorded an expense of $2.8 million in the three months ended June 30, 2009.
     Our tax rate is projected to be 6.2% for the year ended December 31, 2009, which is a reduction from our 2008 tax rate of 111.1%. This reduction is primarily due to an unusually large effective tax rate in 2008 that resulted from the recording of a valuation allowance on net operating losses and tax credits in the United States in 2008. The expected tax rate for the year ended December 31, 2009 is also impacted by an impairment of goodwill incurred in the first quarter of 2009, which is non-deductible for tax purposes, as well as income recognized in the United States from the repatriation of cash from our subsidiary in Japan. The United States net operating losses and tax credits were fully reserved since we determined we would not realize the benefits of the deferred income tax assets described above.
     As of December 31, 2008, the balance of our tax contingencies was $13.5 million. If the $13.5 million of tax contingencies reverse, $1.5 million of our tax contingencies would affect our effective tax rate. There have been no significant changes to these amounts during the six months ended June 30, 2009. We do not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.
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
NOTE 4. RESTRUCTURING
     Throughout 2008 and again in the first three months of 2009, we implemented cost reduction efforts in response to deteriorating economic conditions and weakening demand from our end markets. Overall, we reduced our global workforce by approximately 446 people or 26.1% of total headcount across all functional areas and geographies since the beginning of 2008. We incurred restructuring costs of $0.7 million and $4.1 million for the three and six months ended June 30, 2009, respectively, related to the cost reduction efforts. As of June 30, 2009, $0.3 million in accrued severance and benefits were still unpaid because the departure date of certain affected employees is in future quarters. Those payments, which are included in accrued restructuring on the condensed consolidated balance sheets, are expected to be made in the current year.
     For the three and six months ended June 30, 2008, we incurred restructuring costs of $0.4 million and $1.1 million, respectively, related to the cost reduction efforts described above. All severance and benefits payments related to restructuring activities incurred for the three and six months ended June 30, 2008 have been paid.

   The following table summarizes the components of the restructuring costs, the payments and non-cash charges, and the remaining accrual as of June 30, 2009:

Severance and
Benefits
(In thousands)
Restructuring liability balance at December 31, 2008	$1,825
Total charge to operating expense	4,574
Payments	(5,650)
Adjustments	(439)

Restructuring liability balance at June 30, 2009	$310

NOTE 5. MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS
     Investment securities with original maturities of more than three months at time of purchase are considered marketable securities. Investment securities that are not liquid within twelve months are considered long-term investments.
     The composition of securities classified as current and non-current assets is as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
	(In thousands)		(In thousands)
Current:
Commercial paper	$2,446	$2,445	$1,269	$1,270
Treasury bills	3,544	3,544	2,792	2,797
Certificates of deposit	1,732	1,732	29,199	29,199
Government bonds	749	739	—	—
Auction rate securities	29,050	23,102	—	—
Put agreement	—	5,440	—	—
Corporate bonds/notes	884	895	—	—

Total Current	38,405	37,897	33,260	33,266
Non-current:
Common stock	—	—	4	4
Auction rate securities	—	—	30,850	24,938
Put agreement	—	—	—	5,459

Total Non-current	—	—	30,854	30,401

Total securities	$38,405	$37,897	$64,114	$63,667

   The value and liquidity of these securities are affected by market conditions as well as the ability of the issuer to make principal and interest payments when due, and the functioning of the markets in which these securities are traded.
     We previously classified our auction rate securities (“ARS”) as long-term investments because of our inability to determine when the investments would settle. However, in November 2008, we executed a non-transferrable Auction Rate Securities Rights Agreement (the “Put Agreement”) with a financial institution that provides us with the ability to sell our ARS to the financial institution, at our sole discretion, and obligates the financial institution to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. Since the period for which this Put Agreement is effective is now within twelve months, we have reclassified our auction rate securities and the Put Agreement as current assets.
     Upon executing the Put Agreement, we determined that an other-than-temporary impairment should be recorded on our ARS in the fourth quarter of 2008, since we did not intend to hold the ARS until the value fully recovered. At that time, we also recorded the Put Agreement in long term investments at its fair value, pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, a company may elect to use fair value to measure certain instruments and obligations. Upon election, we recognized a gain equal to fair value of the Put Agreement in other income. The net increase in fair value of the ARS and the Put Agreement during the quarter ended June 30, 2009 was $0.1 million.
     The fair value of our ARS and the Put Agreement were determined using Level 3 inputs. Some of the inputs into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation. The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and United States treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures. We believe implied forward rates inherently account for a lack of liquidity. In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term for the ARS was based on a weighted probability-based estimate of the time the principal will become available to us. The expected term for the Put Agreement was based on the earliest date on which we can exercise our put. Other than via the Put Agreement, the principal could become available under three different scenarios: (1) the ARS is called; (2) auctions have resumed and are successful; and (3) the principal has reached maturity.
     As of June 30, 2009, management does not believe that any of the underlying issuers of the ARS, the insurers of the ARS, or the issuer of the Put Agreement are presently at risk or that the underlying credit quality of the assets backing the ARS will affect the Company’s ability to realize the value of the investments at June 30, 2010.

     Financial assets carried at fair value as of June 30, 2009 are classified in the table below in one of the three categories described in SFAS No. 157:

	Level 1	Level 2	Level 3	Total

Auction rate securities	$—	$—	$23,102	$23,102
Put agreement	—	—	5,440	5,440
Commercial paper	2,445	—	—	2,445
Certificates of deposit	1,732	—	—	1,732
Government bonds	739	—	—	739
Corporate bonds	895	—	—	895
Treasury bills	3,544	—	—	3,544

Total	$9,355	$—	$28,542	$37,897

   The following table reconciles the December 31, 2008 beginning and June 30, 2009 ending balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs:

	ARS	Put Agreement	Total

Balances at December 31, 2008	$24,938	$5,459	$30,397
Net realized gain (loss) included in other
income	(36)	(19)	(55)
Purchases, sales, and settlements, net	(1,800)	—	(1,800)

Balances at June 30, 2009	$23,102	$5,440	$28,542

NOTE 6. AUCTION RATE SECURITIES SECURED LINE OF CREDIT
   In June 2009, as was offered as part of the Put Agreement, we entered into a loan agreement with UBS Bank USA (“UBS Bank”), which provides us with an uncommitted, demand, revolving line of credit (an intended “no net cost loan”) of approximately $21.0 million secured by the ARS we hold in our account with UBS.
   The interest expense that we pay on the no net cost loan is not expected to exceed the interest income that we receive on the ARS that we have pledged to UBS Bank as security for the no net cost loan. If the payments on our ARS are not sufficient to pay the accrued interest on such advances before a due date, UBS Bank may, in its sole discretion (1) capitalize unpaid interest as an additional advance or (2) require us to make payment of all accrued and unpaid interest. UBS Bank may demand full or partial payment of the no net cost loan, at its sole option and without cause, at any time.
   Advances on this line of credit may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase, trade or carry any securities or to repay debt incurred to purchase, trade or carry securities. As of June 30, 2009, no advances were drawn against the line.
NOTE 7. INVENTORIES
     Inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Parts and raw materials	$38,154	$44,999
Work in process	2,648	2,209
Finished goods	11,049	11,818

	51,851	59,026
Less — excess and obsolete reserves	(12,042)	(12,367)

	$39,809	$46,659

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
NOTE 8. GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets, we perform a goodwill impairment analysis using the two-step method on an annual basis as of October 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured by comparing the company’s carrying amount, including goodwill, to its fair market value.
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
     Having determined that our goodwill was potentially impaired, we began performing the second step of the goodwill impairment analysis which involves allocating the overall estimated fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. In March 2009, we determined that our goodwill was fully impaired and recorded a non-cash goodwill impairment charge of approximately $63.3 million during the quarter ended March 30, 2009.
     We also review our long-lived assets, including intangible assets subject to amortization, which for us are trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the fourth quarter of 2008 and again in the first quarter of 2009, we tested our long-lived assets for impairment and determined that there was no impairment. We did not test our long-lived assets for impairment in second quarter of 2009 since there were no events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable.
     Goodwill and other intangible assets consisted of the following as of June 30, 2009:

		Effect of				Weighted-
	Gross	Changes in			Net	Average
	Carrying	Exchange	Accumulated		Carrying	Useful Life in
	Amount	Rates	Amortization	Impairments	Amount	Years
	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,015	$1,544	$(8,559)	$—	$—
Trademarks and other	8,604	2,866	(5,415)	—	6,055	17

Total amortizable intangibles	15,619	4,410	(13,974)	—	6,055

Goodwill	49,396	13,864	—	(63,260)	—

Total goodwill and other intangible assets	$65,015	$18,274	$(13,974)	$(63,260)	$6,055

     Goodwill and other intangible assets consisted of the following as of December 31, 2008:

		Effect of			Weighted-
	Gross	Changes in			Average
	Carrying	Exchange	Accumulated	Net Carrying	Useful Life
	Amount	Rates	Amortization	Amount	in Years
		(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,015	$1,552	$(8,457)	$110	5
Trademarks and other	8,604	3,215	(5,174)	6,645	17

Total amortizable intangibles	15,619	4,767	(13,631)	6,755

Goodwill	49,396	16,767	—	66,163

Total goodwill and other intangible assets	$65,015	$21,534	$(13,631)	$72,918

     Amortization expense related to intangible assets was $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, and was $0.3 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively. Amortization expense related to our acquired intangible assets fluctuates with changes in foreign currency exchange rates between the United States dollar and the Japanese yen. Estimated amortization expense related to amortizable intangibles for each of the five years 2009 through 2013 and thereafter is as follows:

Estimated
Amortization
Expense
(In thousands)
2009	$242
2010	484
2011	484
2012	484
2013	484
Thereafter	3,877
NOTE 9. STOCKHOLDERS’ EQUITY
     Comprehensive income (loss) consists of net income, foreign currency translation adjustments, and net unrealized holding gains (losses) on available-for-sale investments, other than ARS, as presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss), as reported	$(16,034)	$5,863	$(95,797)	$11,829
Adjustment to arrive at comprehensive income (loss), net of taxes:
Unrealized holding gain (loss) on available-for-sale securities, net of tax	6	(487)	(2)	(1,694)
Cumulative translation adjustments	4,421	(7,422)	(8,241)	7,171

Comprehensive income (loss)	$(11,607)	$(2,046)	$(104,040)	$17,306

NOTE 10. COMMITMENTS AND CONTINGENCIES
     We are involved in disputes and legal actions from time to time in the ordinary course of our business.
     During 2008, the Customs Office of Taipei, Taiwan issued a series of orders to our Taiwanese subsidiary, Advanced Energy Taiwan, Ltd., requiring that certain of our products manufactured in mainland China and allegedly imported without proper authorization be removed from Taiwan. We have protested the orders based upon recent rulings of the Taiwan Bureau of Foreign Trade that the products were authorized for unrestricted import. We originally appealed to the Taiwan High Administrative Court which ruled against us in May 2009. We then appealed that decision to the Taiwan Supreme Administrative Court and it remains pending. We have previously recorded a charge of $0.3 million as our best estimate of the amount we are likely to pay to resolve this matter. The maximum penalty related to this matter is $2.3 million if the Customs Office determines that we have not complied with the removal orders. We believe the likelihood of the Customs Office determining that we have not complied with the removal orders to be remote.
     We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation at June 30, 2009 under these arrangements is approximately $21.0 million. Substantially all amounts under these arrangements are due in the next twelve to eighteen months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated, settled, or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We believe we have adequate provision for potential exposure related to inventory on order which may go unused.
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
     As of June 30, 2009, stock options and restricted stock units relating to an aggregate of approximately 4.7 million shares were outstanding. For the three and six months ended June 30, 2009, all potentially dilutive common shares were excluded from the computation as the effect of including such options in the computation would be anti-dilutive due to our net loss for the period.
     As of June 30, 2008, stock options and restricted stock units relating to an aggregate of approximately 4.0 million shares were outstanding, of which 3.6 million shares for the three and six months ending June 30, 2008 are not included in the computation of diluted earnings per share because the exercise price exceeded the average price per share for the period.
     The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Earnings per common share — basic
Net income (loss)	$(16,034)	$5,863	$(95,797)	$11,829
Weighted average common shares outstanding	41,948	41,869	41,915	43,265

Earnings (loss) per common share — basic	$(0.38)	$0.14	$(2.28)	$0.27

Earnings per common share — diluted
Net income (loss)	$(16,034)	$5,863	$(95,797)	$11,829
Weighted average common shares outstanding	41,948	41,869	41,915	43,265
Effect of dilution:
Stock option and restricted stock units	—	421	—	421

Adjusted weighted average common shares outstanding	41,948	42,290	41,915	43,686

Earnings (loss) per common share — diluted	$(0.38)	$0.14	$(2.28)	$0.27

NOTE 12. FOREIGN OPERATIONS AND MAJOR CUSTOMERS
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands, except per share data)
Sales:
United States	$12,647	$33,666	$23,561	$75,974
Asia	18,470	40,991	32,350	75,803
Europe	4,378	13,339	12,138	25,106
Rest of world	72	—	145	—

	$35,567	$87,996	$68,194	$176,883

Income (loss) from operations:
United States	$(15,222)	$10	$(55,765)	$(5,657)
Asia	(52)	1,308	(29,426)	12,904
Europe	1,754	5,079	(11,030)	8,577
Intercompany eliminations	(316)	543	1,402	(1,503)

	$(13,836)	$6,940	$(94,819)	$14,321

	June 30,	December 31,
	2009	2008
	(In thousands, except per share data)
*Long-lived assets:
United States	$11,744	$36,083
Asia	23,116	53,042
Europe	580	15,115

	$35,440	$104,240

*	Long-lived assets include property and equipment, goodwill, and other intangible assets.
     Sales to Applied Materials Inc., our largest customer, were $6.0 million, or 16.8%, of total sales, for the three months ended June 30, 2009 and $11.4 million, or 16.7% of total sales, for the six months ended June 30, 2009. This was a decline from $19.9 million, or 22.6% of total sales, for the three months ended June 30, 2008 and $42.7 million, or 24.2% of total sales, for the six months ended June 30, 2008. Our sales to Applied Materials include sales for the semiconductor capital equipment market, as well as the solar, flat panel display and architectural glass markets. No other customer accounted for 10% or more of our sales during these periods.
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
BUSINESS OVERVIEW
     We design, manufacture, sell and support industrial power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film deposition for various products, such as semiconductor devices, flat panel displays, solar panels and architectural glass, as well as grid-tie power conversion in the solar market. We also supply gas flow control technology and thermal instrumentation products for control and detection of gases in the thin-film deposition process for these same markets. Our network of global service support centers provides local repair and field service capability in key regions. Our installed base provides a recurring revenue opportunity as we offer repair services, conversions, upgrades and refurbishments to companies using our products.

     Our results historically have been driven primarily by worldwide demand for consumer electronic products that utilize semiconductors, flat panel displays, magnetic or optical storage, and industrial products such as solar panels and architectural glass. Our business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for semiconductor devices, solar panels, flat panel displays and other electronic devices, as well as other factors, such as global economic and market conditions, and technological advances in fabrication processes.
     We incurred net losses for the three and six months ended June 30, 2009, and management expects that industry conditions will remain challenging for the remainder of 2009. Credit constraints in the financial markets and the weak global economy are compounding the impact of the highly cyclical markets in which we operate. Negative trends in consumer spending and pervasive economic uncertainty led many of our customers to significantly reduce factory operations and to reduce their projected capital spending plans for capacity expansion during the first half of 2009, which severely impacted demand for our products. Factory utilization rates among a number of our end markets began to increase in the second quarter of 2009; however, meaningful improvement in the capital equipment sector will depend on a sustainable recovery in our customers’ end markets that can keep factories running at higher utilization rates and drive investments in new capacity, in addition to advanced technologies. In this uncertain macroeconomic and industry climate, our ability to forecast customer demand and our future performance is limited. Overall, we expect that orders and net sales will be down in 2009 compared to 2008, and we will continue to operate below our breakeven point through the end of 2009. We believe our investments in new technology, which has remained strong during these challenging market conditions, will position us well when our markets begin to recover.
     Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements in Part I Item 1 of this report, including the notes thereto.
Results of Operations
SALES
     The following tables summarize net sales, and percentages of net sales, by customer type for each of the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
	2009	2008	(Decrease)	% Change	2009	2008	(Decrease)	% Change
		(In thousands)				(In thousands)
Product:
Semiconductor capital equipment	$12,190	$35,251	$(23,061)	(65.4)%	$21,770	$82,071	$(60,301)	(73.5)%
Non-semiconductor capital equipment	14,569	36,607	(22,038)	(60.2)	29,901	63,469	(33,568)	(52.9)

Total Product	26,759	71,858	(45,099)	(62.8)	51,671	145,540	(93,869)	(64.5)
Global Support	8,808	16,138	(7,330)	(45.4)	16,523	31,343	(14,820)	(47.3)

Total Sales	$35,567	$87,996	$(52,429)	(59.6)%	$68,194	$176,883	$(108,689)	(61.4)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008			2009	2008
Product:
Semiconductor capital equipment	34.2%	40.1%			31.8%	46.4%
Non-semiconductor capital equipment	41.0%	41.6%			43.9%	35.9%

Total Product	75.2%	81.7%			75.7%	82.3%
Global Support	24.8%	18.3%			24.3%	17.7%

Total Sales	100.0%	100.0%			100.0%	100.0%

   Overall sales for the three months ended June 30, 2009 were $35.6 million, representing a 59.6% decrease from $88.0 million in the three months ended June 30, 2008. Overall sales for the six months ended June 30, 2009 were $68.2 million, representing a 61.4% decrease from $176.9 million in the six months ended June 30, 2008.
     Product sales for the three months ended June 30, 2009 were $26.8 million, representing a 62.8% decrease as compared to $71.9 million for the three months ended June 30, 2008. Product sales for the six months ended June 30, 2009 were $51.7 million, representing a 64.5% decrease from $145.4 million for the six months ended June 30, 2008. The decrease in product sales was due in part to a significant reduction in worldwide demand from our end markets which significantly reduced the need for capacity expansion in those markets.
     Sales to the semiconductor capital equipment market were $12.2 million, or 34.2% of total sales, for the three months ended June 30, 2009, as compared to $35.3 million, or 40.1% of total sales, for the three months ended June 30, 2008 and $21.8 million, or 31.8% of total sales for the six months ended June 30, 2009, as compared to $82.1 million, or 46.4% of total sales, for the six months ended June 30, 2008. Demand in the semiconductor market fell significantly as end market demand for products that include semiconductors fell in the wake of the global economic crisis. The drop in demand reduced factory utilization and significantly reduced the need for semiconductor fab expansion. The semiconductor capital equipment market was severely affected by these results and, consequently, demand for our products in these markets decreased from year ago levels.

     Product sales to our non-semiconductor equipment markets declined year over year, accounting for $14.6 million, or 41.0%, of total sales, for the three months ended June 30, 2009, as compared to $36.6 million, or 41.6% of total sales, for the three months ended June 30, 2008. Additionally, sales to our non-semiconductor equipment markets were $29.9 million, or 43.9% of total sales, for the six months ended June 30, 2009, as compared to $63.5 million, or 35.9% of total sales, for the six months ended June 30, 2008. Our non-semiconductor equipment markets were also adversely affected by a number of the pervasive factors mentioned above, such as the credit constraints in the financial markets and the negative trends in consumer spending. The drop in end market demand reduced factory utilization and significantly reduced the need for capacity expansion in our non-semiconductor markets. The markets that comprise our non-semiconductor equipment markets include solar, flat panel display, data storage, architectural glass, and other industrial thin-film manufacturing equipment. Our customers in these markets, other than the solar market, are predominantly large original equipment manufacturers (OEM’s) for new equipment. Our customers in the solar market are predominantly large system integrators, independent power producers and public utilities.
   Over the past three years, the solar market has been growing the fastest of our non-semiconductor equipment markets; however, product sales to this market were adversely affected by the weakened global economy and the financial credit crisis which began in the second half of 2008 and has continued into 2009. Solar panel manufacturers installed substantial panel manufacturing capacity over the past three years, and as a result of declining panel sales caused in part by the global recession, built significant inventory. The majority of panel manufacturers must work through their current inventory levels before their factory utilization will be at a point where they will need to expand capacity. Sales to customers in the solar market decreased to $6.3 million, or 17.6% of total sales, for the three months ended June 30, 2009 and $12.5 million, or 18.3% of total sales, for the six months ended June 30, 2009, as compared to $12.6 million, or 14.3% of total sales, for the three months ended June 30, 2008 and $20.9 million, or 11.8% of total sales, for six months ended June 30, 2008. Our products are used in the thin-film deposition process for solar cell production, such as amorphous silicon, polysilicon, amorphous-microcrystalline silicon, cadmium telluride (CdTe), copper indium gallium selenide (CIGS), copper indium selenide (CIS) and cadmium telluride. Sales of our Solaron ® solar inverter, which converts DC power generated by the solar panel to AC power, are included in sales to the solar market.
     Our global support business experienced a decline in sales falling to $8.8 million, or 24.8% of total sales, for the three months ended June 30, 2009 and $16.5 million, or 24.2% of total sales, for the six months ended June 30, 2009. This was a decrease from $16.1 million, or 18.3% of total sales, for the three months ended June 30, 2008 and $31.3 million, or 17.7% of total sales, for the six months ended June 30, 2008. The decrease in absolute dollars resulted in large part from a continuing practice by our customers of utilizing idle equipment for spare parts in efforts to conserve cash as opposed to repairing malfunctioning or worn parts.
     Although we have experienced continued success in our non-semiconductor equipment industries, demand for our products is driven by requirements for capacity expansion in each of the markets we serve. We have experienced, and expect to continue to experience, near term weakness throughout 2009 due to the softness in the global economy. As discussed above, this global downturn has impacted our customers’ expansion plans, and coupled with difficulties in obtaining capital and deteriorating market conditions which may lead to the inability of our customers to obtain financing, has also resulted in a reduction of our sales to the non-semiconductor equipment markets. We do, however, anticipate a continued shift in our business towards our non-semiconductor equipment markets as we continue to invest in new technology and products for the solar market.
GROSS PROFIT
     Our gross profit was $7.9 million, or 22.2% of sales, for the three months ended June 30, 2009, as compared to $35.3 million, or 40.1% of sales for the three months ended June 30, 2008. Similarly, gross profit decreased to $14.3 million, or 21.0% of sales, for the six months ended June 30, 2009, from $71.1 million, or 40.2% of sales, for the six months ended June 30, 2008. The large decrease was due to an overall decrease in production volume related to the weakening economy which resulted in a lack of absorption of our factory costs therefore reducing our gross margin. We reduced our overall manufacturing costs throughout 2008 and in the first three months of 2009 by reducing fixed production and overhead costs including personnel costs through restructuring activities; however despite our ongoing efforts to reduce costs, we currently have excess manufacturing capacity related to buildings, machinery and unabsorbed overhead expenses.
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
     Research and development expenses for the three months ended June 30, 2009 were $10.7 million, or 30.1% of sales, as compared to $13.8 million, or 15.7% of sales, for the three months ended June 30, 2008. Similarly, research and development expenses decreased to $21.8 million, or 32.0% of sales, for the six months ended June 30, 2009, from $26.8 million, or 15.1% of sales, for the six months ended June 30, 2008.

     The decrease in research and development expenses in absolute dollars for the three and six months ended June 30, 2009, as compared to the same periods for 2008, was primarily due to a reduction in personnel through the restructuring activities executed in the first three months of this year as well as in the fourth quarter of 2008. The decrease in personnel costs for the six months ended June 30, 2009 was partially offset by an approximate $0.8 million charge for excess and obsolete engineering inventory, for which management does not believe there will be utilizable demand.
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
   Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2009 were $10.2 million, or 28.7% of sales, as compared to $14.0 million, or 15.9% of sales, in the three months ended June 30, 2008. Similarly, SG&A expenses decreased to $19.6 million, or 28.7% of sales, for the six months ended June 30, 2009, from $28.4 million, or 16.1% of sales, for the six months ended June 30, 2008.
   The decrease in expenses in absolute dollars for the three and six months ended June 30, 2009, as compared to the same periods for 2008, was a result of the reductions of personnel and their related costs that were implemented throughout 2008 and early 2009 aimed at reducing administrative costs and increasing efficiencies, including the consolidation of our worldwide accounting processing functions in a shared services center in Shenzhen, China. Additional decreases for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 include a reduction of third party sales compensation to independent sales representatives due to a decrease in overall sales revenue and a $1.0 million adjustment for depreciation expense related to our facility in Japan. We have also implemented cost reductions in all discretionary spending areas, such as travel and professional fees. These decreases were offset by an approximate $1.2 million increase in bad debt expense recorded in the six months ended June 30, 2009 as a result of certain customers’ deteriorating financial condition. While we believe that our allowance for doubtful accounts at June 30, 2009 is adequate, we will continue to closely monitor customer liquidity and other economic conditions.
GOODWILL IMPAIRMENT CHARGE
     We recorded a non-cash goodwill impairment charge in the amount of $63.3 million during the six months ended June 30, 2009 based upon the results of our impairment test performed during the first quarter of 2009. For further discussion of the goodwill impairment charge recorded, see Note 7 — “Goodwill, Purchased Technology and Other Intangible Assets” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill Impairment.”
RESTRUCTURING CHARGES
   Throughout 2008 and, again, in the first three months 2009, we implemented cost reduction efforts in response to deteriorating economic conditions and weakening demand from our end markets. Overall, we reduced our global workforce by approximately 446 people or 26.1% of total headcount across all functional areas and geographies since the beginning of 2008. We incurred restructuring costs of $0.7 million and $4.1 million for the three and six months ended June 30, 2009, respectively, related to the cost reduction efforts.
     For the three and six months ended June 30, 2008, we incurred restructuring costs of $0.4 million and $1.1 million, respectively, related to the cost reduction efforts described above.
     We continue to look for ways to make our global workforce more efficient and effective, which may lead to additional cost reduction activities in the future.
OTHER INCOME, NET
     Other income, net consists primarily of investment income and expense, foreign exchange gains and losses and other miscellaneous gains, losses, income and expense items. Other income, net was $0.6 million for the three months ended June 30, 2009, as compared to $0.9 million for the three months ended June 30, 2008. Similarly, other income, net decreased to $1.0 million for the six months ended June 30, 2009 from $1.9 million for the six months ended June 30, 2008. The decrease in both periods was due to a reduction in interest rates earned on our cash and investments.

PROVISION (BENEFIT) FOR INCOME TAXES
     During 2008, based on our 2008 operating results and projection of future operating results within the United States, our management evaluated the recoverability of our deferred tax assets in the United States and concluded a portion of our United States deferred tax assets were not recoverable under the more likely than not criteria in SFAS No. 109, “Accounting for Income Taxes.” As such, an increase to the valuation allowance of $18.0 million dollars was recorded during the quarter ended December 31, 2008.
     For the three and six months ended June 30, 2009, we sustained further losses in the United States and, as a result, management determined that an increase to the valuation allowance of $11.1 million was necessary since management believes that we are not likely to utilize the benefits of the associated deferred tax assets. The ultimate realization of our overall deferred tax assets is dependent upon the generation of approximately $95.1 million of future taxable income in the United States, the timing and amount of which is uncertain. We assess the recoverability of our net deferred tax assets on a quarterly basis. If our expectation of future realization of our deferred tax assets changes, we will adjust the valuation allowance with a corresponding change in income tax expense in such period.
     We recorded an income tax provision for the three months ended June 30, 2009 of $2.8 million, all of which related to taxable income in our foreign jurisdictions, and represented an effective tax rate of 21.3%. This rate was a decrease from a 26.6% effective tax rate for the three months ended June 30, 2008. The decrease in the current three month effective tax rate as compared to the rate for the three months ended June 30, 2008, resulted primarily from lower taxable income in our foreign jurisdictions, the recording of the additional valuation allowance discussed above, on continued losses in the United States, which includes the impairment of goodwill incurred during the current year, which is non-deductible for tax purposes.
   Our future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of our pre-tax income. We carefully monitor these factors and timely adjust the interim effective income tax rate accordingly.
Liquidity and Capital Resources
     Our primary sources of liquidity are our available cash levels, available liquidity from our Credit Line Agreement and cash flows provided by operating activities. We utilize these capital resources to make capital expenditures primarily for our operational needs, investment in technology applications and tools to further develop our products and for other general corporate purposes, including the funding of possible acquisitions. In future periods, we intend similar uses of these funds.
     During the six months ended June 30, 2009, we generated $24.4 million in cash from net changes in marketable securities and $0.1 million of proceeds from stock option exercises and used $1.4 million for capital expenditures and $1.1 million for operating activities, resulting in a $21.0 million increase in available cash (including $1.0 million of unfavorable effects of international currency exchange rates on cash).
     Net cash flows used in operating activities in the six months ended June 30, 2009 were $1.1 million, compared to $20.6 million cash provided by operating activities in the six months ended June 30, 2008. The $21.6 million decrease in net cash flows from operating activities was due to a $107.6 million decrease in net income, offset by a $69.8 million increase in non-cash reconciling items such as goodwill impairment, depreciation and amortization, stock-based compensation, restructuring charges, provision for excess and obsolete inventory, provision for doubtful accounts and deferred income taxes and a $16.2 million increase in cash flows from changes in operating assets and liabilities, principally the collection of receivables.
     Capital expenditures, which are generally funded by cash generated from operating activities and available cash balances, were $1.4 million for the six months ended June 30, 2009, compared to $3.9 million for the six months ended June 30, 2008. Capital expenditures in both periods presented primarily include the cost of lab and testing equipment to support sustaining engineering and new product development efforts.
     At June 30, 2009, our ARS whose underlying assets are primarily student loans originated under the Federal Family Education Loan Program (“FFELP”) have a fair value of $23.1 million. FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the United States Department of Education. In addition to the student loans, a smaller portion of our portfolio is held in municipal securities. Since February 2008, the majority of the auctions for our investment in these securities have failed to settle, causing us to hold the securities longer than originally intended. In November 2008, we executed the Put Agreement and expect to liquidate all of our remaining ARS at par when our rights under the agreement are effective beginning June 30, 2010. Since the period for which this Put Agreement is effective is now within twelve months and it is management’s intent to liquidate the securities at the effective date, we have reclassified our ARS from long-term assets to current assets. We do not expect to incur any loss of principal; however, until we liquidate our ARS, we will recognize any decline in fair value of the ARS in earnings. We expect the subsequent changes in the value of the Put Agreement will largely offset any subsequent fair value declines of the ARS, subject to the continued performance by the financial institution of its obligations under the Put Agreement. Other than via the Put Agreement, the principal could become available through three different means: (1) the ARS is called; (2) auctions have resumed and are successful; and (3) the principal has reached maturity.
     On June 2, 2009, pursuant to the Put Agreement, we entered into a Credit Line Account Agreement (the “Credit Line Agreement”) with UBS Bank USA (“UBS Bank”). The Credit Line Agreement provides us with an uncommitted, demand revolving line of credit (an intended “no net cost loan”) of $21.0 million, as determined by UBS Bank in its sole discretion, which is secured by our ARS that we have pledged as collateral. Upon our request, UBS Bank may make one or more advances to us. The interest expense that we pay on the no net cost loan is not expected to exceed the interest income that we receive on the ARS that we have pledged to UBS Bank as security for the no net cost loan. If the payments on our ARS are not sufficient to pay the accrued interest on such advances before a due date, UBS Bank may, in its sole discretion (1) capitalize unpaid interest as an additional advance or (2) require us to make payment of all accrued and unpaid interest. UBS Bank may demand full or partial payment of the no net cost loan, at its sole option and without cause, at any time. UBS Bank may also, at any time, in its discretion, terminate and cancel the no net cost loan. If at any time UBS Bank exercises its right of demand under certain sections of the Credit Line Agreement, then UBS Financial Services Inc. or one of its affiliates shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and the Credit Line Agreement will remain in full force and effect until such time as such alternative financing has been established. As of June 30, 2009, no advances were drawn against the line.
     At June 30, 2009, we had $175.3 million in cash, cash equivalents and marketable securities, including our ARS and the Put Agreement. We believe that our current cash levels, available liquidity from our Credit Line Agreement and cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures and contractual obligations for the foreseeable future.
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
     The following table summarizes the activity in our warranty reserve during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$5,614	$8,455	$6,189	$8,812
Additions charged to expense	1,439	2,644	2,580	4,758
Deductions	(1,256)	(3,243)	(2,972)	(5,714)

Balance at end of period	$5,797	$7,856	$5,797	$7,856

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
     GOODWILL IMPAIRMENT— In accordance with SFAS 142, we perform a goodwill impairment analysis using the two-step method on an annual basis as of October 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured by comparing the company’s carrying amount, including goodwill, to its fair market value.
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
     The fair value of our ARS and the Put Agreement were determined using Level 3 inputs. Some of the inputs into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation. The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and United States treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures. We believe implied forward rates inherently account for a lack of liquidity. In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term for the ARS was based on a weighted probability-based estimate of the time the principal will become available to us. The expected term for the Put Agreement was based on the earliest date on which we can exercise our put. Any change to these inputs will affect the fair value of the ARS and the Put Agreement and will affect our reported earnings. However, we do not expect changes in the inputs or reported earnings to affect our liquidity.
     INCOME TAXES—We assess the recoverability of our net deferred tax assets on a quarterly basis. Our assessment includes a number of factors, including historical results and income projections for each jurisdiction. At June 30, 2009, we had gross deferred income tax assets of $50.5 million in the United States and $2.3 million in foreign jurisdictions, a significant portion of which relates to net operating losses and tax credit carryforwards, for which a valuation allowance of $34.4 million has been provided. The ultimate realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if we will realize the benefits of these deductible differences. As of June 30, 2009, the most significant factors considered in determining the realizability of these deferred tax assets and the amount of the valuation allowance were our profitability over the past three years (excluding the effect of the non-deductible goodwill charge recorded during the quarter ended March 31, 2009), the historical cyclicality of the markets in which we operate and our projected profitability during these cycles. We need to generate approximately $95.1 million in pre-tax income in the United States and $9.2 million in pre-tax income in foreign jurisdictions prior to the expiration of our net operating loss and tax credit carryforwards to fully utilize our deferred tax assets.
     The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a significant impact on our results of operations and financial condition.
     STOCK-BASED COMPENSATION — We apply the provisions of SFAS No. 123(R) to account for stock plans and our employee stock purchase plan, which requires the recognition of the fair value of stock-based compensation in the statement of income. The fair value of stock options and purchase rights pursuant to the employee stock purchase plan is estimated using the Black-Scholes valuation model. This model requires the input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of restricted stock units is determined based upon our closing stock price on the grant date. The fair value of stock-based awards expected to vest is amortized over the requisite service period, typically the vesting period, of the award on a straight-line basis. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
   COMMITMENTS AND CONTINGENCIES — From time to time we are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred or will occur and the amount of the loss can be reasonably estimated. Our estimates of probability of losses are subjective, involve significant judgment and uncertainties and are based on the best information we have at any given point in time. Resolution of these uncertainties in a manner inconsistent with our expectations could have a significant impact on our results of operations and financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We face market risk exposure associated with our investments in ARS. Our investments in ARS have a par value of $29.1 million, and have an estimated fair value of $23.1 million at June 30, 2009. The underlying securities related to these investments are student loans, which accounted for $21.5 million of the recorded fair value, and other municipal securities, which accounted for the remaining $1.6 million of the recorded fair value. As a result of current negative conditions in the global credit markets, since February 2008, the large majority of the auctions for our investment in these securities have failed to settle, causing us to continue to hold the securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of these investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses.
     In November 2008, we executed the Put Agreement, which provides us with the ability to sell our ARS to the financial institution, at our sole discretion, and obligates the financial institution to purchase such ARS, at par during the period June 30, 2010 through July 2, 2012. The Put Agreement had a fair value of $5.4 million at June 30, 2009. The benefits of the Put Agreement are subject to the continued performance by the financial institution of its obligations under the agreement.
   See Note 5 to the Condensed Consolidated Financial Statements included in this Report and the “Risk Factors” set forth in Part II, Item 1A of this Report for more information about the market risks to which we are exposed. There were no additional material changes in our exposure to market risk from December 31, 2008.

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
     As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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
   During 2008, the Customs Office of Taipei, Taiwan issued a series of orders to our Taiwanese subsidiary, Advanced Energy Taiwan, Ltd., requiring that certain Company products manufactured in mainland China and allegedly imported without proper authorization be removed from Taiwan. We have protested the orders based upon recent rulings of the Taiwan Bureau of Foreign Trade that the products were authorized for unrestricted import. We originally appealed to the Taiwan High Administrative Court which ruled against us in May 2009. We then appealed that decision to the Taiwan Supreme Administrative Court and it remains pending. We have recorded a charge of $0.3 million as our best estimate of the amount we are likely to pay to resolve this matter. The maximum penalty related to this matter is $2.3 million if the Customs Office determines that we have not complied with the removal orders. We believe the likelihood of the Customs Office determining that we have not complied with the removal orders to be remote.
ITEM 1A. RISK FACTORS
     Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008 describes some of the risks and uncertainties associated with our business. The risk factors set forth below update such disclosures. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties also may impact the accuracy of forward-looking statements included in this Form 10-Q and other reports we file with the Securities and Exchange Commission.
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
   Our business depends on our ability to manufacture products that meet the rapidly changing demands of our customers. Our ability to manufacture our products timely depends in part on the timely delivery of raw materials, parts, components and subassemblies from suppliers. We rely on sole and limited source suppliers for some of our raw materials, parts, components and subassemblies that are critical to the manufacturing of our products. This reliance involves several potential and existing risks, including the following:

•	inability to obtain an adequate supply of required parts, components or subassemblies;

•	supply shortages if a sole or limited source provider ceases operations or goes bankrupt;

•	having to fund the operating losses of a sole or limited source provider;

•	reduced control over pricing and timing of delivery of raw materials and parts, components or subassemblies;

•	need to qualify alternative suppliers which could be time consuming and lead to delays in, or prevention of delivery of products to our customers, as well as increased costs; and

•	inability of our suppliers to develop technologically advanced products to support our growth and development of new products.
   If we are unable to qualify additional suppliers and manage relationships with our existing and future suppliers successfully, if our suppliers experience financial difficulties including bankruptcy or if our suppliers cannot meet our performance or quality specifications or timing requirements, we may experience shortages, delays or increased costs of raw materials, parts, components or subassemblies. This in turn could limit or prevent our ability to manufacture and ship our products, which could materially and adversely affect our relationships with our current and prospective customers and our business, financial condition and results of operations. Some of our sole or limited source suppliers have given us notice that they are ending supply of critical parts, components and subassemblies that are required for us to deliver product. In those cases, we have been required to make last time buys of such supplies in advance of product demand from our customers. If we cannot qualify alternative suppliers before these end-of life supplies are utilized in our products, we may be unable to deliver further product to our customers.
Our orders of raw materials, parts, components and subassemblies are based upon quarterly demand forecasts.
     We place orders with many of our suppliers based upon quarterly forecasts. These forecasts are based upon our expectations as to demand for our products from our customers. As the quarter progresses, such demand can change rapidly or we may realize that our expectations were overly optimistic, especially during a downturn in the industry and other adverse economic conditions. These orders cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. Our obligation to our suppliers at June 30, 2009 under these purchase commitments was $21.0 million. In periods of decreased demand we may attempt to negotiate the purchase commitments with our suppliers to lower our future obligations. If we successfully negotiate decreases in these commitments, we may be unable to successfully procure parts quickly enough to meet customer requirements in the event of a sooner-than-expected upturn in demand for our products. If we are unsuccessful in our efforts to negotiate decreases in these commitments, we may be required to purchase products that we do not anticipate needing and to manufacture systems that we do not anticipate our customers ordering. In addition, such purchases and manufacturing can result in significant write-offs for excess and obsolete inventory, which can have a materially adverse effect on our results of operations.
We might make substantial capital expenditures and commitments to meet anticipated demand for our solar inverters.
     We have invested and will continue to invest significant human and financial resources in the development, marketing and sale of our Solaron® solar inverters. To increase our manufacturing capacity for our Solaron® solar inverters in order to meet anticipated demand, we expect to purchase equipment, lease new facilities and make other capital expenditures and commitments. These additional expenditures and commitments will increase our overhead expenses during a time when our operations are not fully absorbing current overhead expenses.
We are subject to risks related to holding financial instruments in foreign countries.
     A majority of our cash, cash equivalents and marketable securities have historically been held in accounts in Japan and Germany. During the second quarter of 2009, we transferred to accounts in the United States approximately $46.2 million in cash from Japan. We are, however, still holding a substantial amount of cash, cash equivalents and marketable securities in Germany. Repatriation of such cash is subject to limitations and may be subject to significant taxation. We cannot be certain that we will be able to repatriate such cash on favorable terms or in a timely manner. If we continue to incur losses in our operations and need the cash held in these international accounts, but are unable to repatriate such cash in a timely manner, we may be prevented from taking advantage of business opportunities that arise or from executing some of our business plans, either of which could cause our business, financial condition or results of operations to be materially and adversely affected.
A significant portion of our sales and accounts receivables are concentrated among a few customers.
     Our ten largest customers accounted for 51% and 47% of total sales for the three and six months ended June 30, 2009, respectively, and 49% and 51% of total sales for the three and six months ended June 30, 2008, respectively. Applied Materials, Inc., our largest customer, accounted for 17% of total sales for both the three and six months ended June 30, 2009, and 23% and 24% for the three and six months ended June 31, 2008, respectively. No other customer accounted for more than 10% of total sales during these periods. The loss of any of our significant customers, a material reduction in any of their purchase orders or an inability to collect on significant receivables could significantly harm our business, financial condition and results of operations.
Funds associated with auction rate securities that we have traditionally held as short-term investments may not be liquid or readily available.
     Our investment securities include auction rate securities (“ARS”) that are not currently liquid or readily available to convert to cash. In November 2008, we executed the Put Agreement, which provides us with the ability to sell our ARS to the financial institution, at our sole discretion, and obligates the financial institution to purchase such ARS, at par during the period June 30, 2010 through July 2, 2012. Our ARS holdings to which the Put Agreement relates have a cost basis of approximately $29.1 million and a fair value of approximately $23.1 million at June 30, 2009. $21.5 million of the par value of ARS are in student loan securities and the remaining $1.6 million are in municipal securities. Additionally, the Put Agreement had a fair value of $5.4 million at June 30, 2009. The benefits of the Put Agreement are subject to the continued performance by the financial institution of its obligations under the agreement.
     We will not be able to utilize the Put Agreement to liquidate our ARS before June 30, 2010. Pursuant to the Put Agreement, as of June 2, 2009 we entered into the Credit Line Agreement with UBS Bank. The Credit Line Agreement provides us with an uncommitted, demand revolving line of credit (an intended “no net cost loan”) of $21.0 million that is secured by our ARS that we have pledged as collateral.
   The lack of liquidity associated with these investments may require us to borrow against the no net cost loan or continue to repatriate cash from international locations at a significant cost. In light of current economic conditions and other factors, we cannot be certain that we will be able to borrow against these securities or continue to repatriate cash, on favorable terms or if at all. If we are unable to do so, our available cash may be reduced until some or all of our ARS can be liquidated. The lack of available cash may prevent us from taking advantage of business opportunities that arise and may prevent us from executing some of our business plans, either of which could cause our business, financial condition or results of operations to be materially and adversely affected.
Changes in tax rates, tax liabilities, or utilization of our deferred tax assets could materially affect our results.
     We are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the applicable tax laws, composition of earnings in countries with differing tax rates or our valuation and utilization of deferred tax assets and liabilities. Recently, there have been adverse changes in the business climate and in the markets in which we operate and as a result we have recorded a valuation allowance against our deferred tax assets of $34.4 million. We must generate a minimum of $95.1 million of taxable income in the United States and $9.2 million of taxable income in foreign jurisdictions to utilize our deferred tax assets. However, if we do not anticipate generating that level of United States taxable income we may have to recognize additional valuation allowances against our deferred tax assets. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our results of operations.
Our Chairman of the Board owns a significant percentage of our outstanding common stock, which could enable him to influence our business and affairs, and future sales of our common stock by our Chairman of the Board may negatively affect the market price of our common stock.
     Douglas S. Schatz, our Chairman of the Board, beneficially owned approximately 20% of our outstanding common stock as of August 1, 2009. This stockholding gives Mr. Schatz significant voting power and influence. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to influence our business affairs for the foreseeable future in a manner with which our other stockholders may not agree. In addition, the sale of a substantial amount of the shares beneficially owned by him could negatively affect the market price of our common stock. The trust through which Mr. Schatz beneficially owns a significant number of shares has entered into a written trading plan pursuant to

Rule 10b5-1 under the Securities Exchange Act of 1934, which, as of May 28, 2009, provided for the sale of up to 1,692,308 shares of common stock if certain price targets and other conditions are met. On May 8, 2009, the trust entered into a series of variable prepaid forward contracts with a securities broker, in order to monetize 1,000,000 shares of common stock of the Company. Upon fulfillment of each of 6 orders under the variable prepaid forward contracts, the trust received a cash payment equal to approximately 84% of the market value of the shares subject to such orders and pledged such shares to the securities broker. Pending settlement of such contracts, between May 11, 2010 and December 13, 2010, the trust will retain all of its voting rights in respect of the pledged shares.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   We held our 2009 Annual Meeting of Stockholders on Wednesday, May 6, 2009 to vote on two proposals. Proxy statements were sent to all shareholders.
     The first proposal was for the election of the following eight directors: Douglas S. Schatz, Frederick A. Ball, Richard P. Beck, Hans Georg Betz, Trung T. Doan, Edward C. Grady, Thomas M. Rohrs, and Elwood Spedden. There were no broker non-votes with respect to the election of directors. All eight directors were elected with the following votes tabulated:

Name of Director	For	Against	Abstain

Douglas S. Schatz	34,995,334	5,336,602	7,517
Frederick A. Ball	35,014,084	5,278,084	7,485
Richard P. Beck	34,956,898	5,335,270	7,485
Hans Georg Betz	35,014,092	5,278,076	7,485
Trung T. Doan	35,015,424	5,276,744	7,485
Edward C. Grady	35,014,060	5,278,076	7,517
Thomas M. Rohrs	35,000,819	5,291,349	7,485
Elwood Spedden	35,014,092	5,278,076	7,485
     The second proposal was the ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for 2009. The appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm was ratified with the following votes tabulated:

For	Against	Abstain	Broker Non-Vote

39,988,987	201,265	108,701	—
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
10.1	Credit Line Account Application and Agreement for Organizations and Businesses, executed by Advanced Energy Industries, Inc. on April 30, 2009, by and between Advanced Energy Industries, Inc. and UBS Bank USA. (1)

10.2	Addendum to Credit Line Account Application and Agreement, executed by Advanced Energy Industries, Inc. on April 30, 2009, by and among Advanced Energy Industries, Inc., UBS Bank USA and UBS Financial Services Inc. (1)

10.3	Addendum to Credit Line Agreement, executed by Advanced Energy Industries, Inc. on April 30, 2009, by and between Advanced Energy Industries, Inc. and UBS Bank USA. (1)

10.4	Important Notice on Interest Rates and Payments, executed by Advanced Energy Industries, Inc. on April 30, 2009, by and between Advanced Energy Industries, Inc. and UBS Bank USA. (1)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed June 5, 2009.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.
Dated: August 10, 2009	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS
10.1	Credit Line Account Application and Agreement for Organizations and Businesses, executed by Advanced Energy Industries, Inc. on April 30, 2009, by and between Advanced Energy Industries, Inc. and UBS Bank USA. (1)

10.2	Addendum to Credit Line Account Application and Agreement, executed by Advanced Energy Industries, Inc. on April 30, 2009, by and among Advanced Energy Industries, Inc., UBS Bank USA and UBS Financial Services Inc. (1)

10.3	Addendum to Credit Line Agreement, executed by Advanced Energy Industries, Inc. on April 30, 2009, by and between Advanced Energy Industries, Inc. and UBS Bank USA. (1)

10.4	Important Notice on Interest Rates and Payments, executed by Advanced Energy Industries, Inc. on April 30, 2009, by and between Advanced Energy Industries, Inc. and UBS Bank USA. (1)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed June 5, 2009.