Form 10-Q
period 2009-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2009-11-09
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2009, there were 42,028,687 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,679	$116,448
Marketable securities	37,601	33,266
Accounts receivable, net of allowances of $2,880 and $971, respectively	37,160	56,549
Inventories, net	36,472	46,659
Deferred income tax assets	4,392	13,253
Other current assets	5,241	5,324

Total current assets	260,545	271,499
PROPERTY AND EQUIPMENT, net	29,916	31,322
OTHER ASSETS:
Deposits and other	7,527	7,528
Long-term investments	—	30,401
Goodwill	—	66,163
Other intangible assets, net	6,355	6,755
Deferred income tax assets	14,727	6,969

Total assets	$319,070	$420,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,983	$8,005
Accrued warranty expense	5,517	6,189
Accrued restructuring	—	1,825
Other accrued expenses	12,364	14,887
Customer deposits and deferred revenue	1,313	1,027

Total current liabilities	34,177	31,933
LONG-TERM LIABILITIES:
Deferred income tax liabilities	2,511	2,660
Uncertain tax positions	7,877	7,877
Other long-term liabilities	1,267	1,618

Total liabilities	45,832	44,088

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 41,994 and 41,849 shares issued and outstanding, respectively	42	42
Additional paid-in capital	228,379	224,139
Retained earnings	15,737	119,966
Other comprehensive income	29,080	32,402

Total stockholders’ equity	273,238	376,549

Total liabilities and stockholders’ equity	$319,070	$420,637

*	Amounts as of September 30, 2009 are unaudited. Amounts as of December 31, 2008 are derived from the December 31, 2008 audited consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
SALES	$51,762	$84,510	$119,956	$261,393
COST OF SALES	36,181	49,249	90,056	155,008

GROSS PROFIT	15,581	35,261	29,900	106,385

OPERATING EXPENSES:
Research and development	10,195	14,681	32,035	41,528
Selling, general and administrative	10,788	14,337	30,349	42,760
Amortization of intangible assets	123	223	465	689
Impairment of goodwill	—	—	63,260	—
Restructuring charges	235	522	4,370	1,589

Total operating expenses	21,341	29,763	130,479	86,566

INCOME (LOSS) FROM OPERATIONS	(5,760)	5,498	(100,579)	19,819
OTHER INCOME, NET	506	429	1,415	2,330

Income (loss) before income taxes	(5,254)	5,927	(99,164)	22,149
PROVISION FOR INCOME TAXES	3,177	558	5,064	4,951

NET INCOME (LOSS)	$(8,431)	$5,369	$(104,228)	$17,198

BASIC EARNINGS (LOSS) PER SHARE:	$(0.20)	$0.13	$(2.48)	$0.40
DILUTED EARNINGS (LOSS) PER SHARE:	$(0.20)	$0.13	$(2.48)	$0.40

BASIC WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	42,004	41,787	41,944	42,773
DILUTED WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	42,004	42,201	41,944	43,183
The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(104,228)	$17,198
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,408	8,978
Goodwill impairment charge	63,260	—
Stock-based compensation expense	4,530	3,172
Provision (benefit) for deferred income taxes	934	(4,780)
Restructuring charges	4,370	1,589
Provision for excess and obsolete inventory	1,340	608
Provision for doubtful accounts	1,909	793
Net loss on disposal of assets	290	44
Changes in operating assets and liabilities—
Accounts receivable	17,480	(2,706)
Inventories	8,847	(4,196)
Other current assets	(688)	271
Accounts payable	6,978	1,953
Other current liabilities and accrued expenses	(9,674)	(378)
Income taxes	585	(582)
Non-current assets	(2,316)	(1,787)
Non-current liabilities	(328)	(1,369)

Net cash provided by (used in) operating activities	(303)	18,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(202)	(28,053)
Proceeds from sale of marketable securities	25,173	50,557
Purchase of property and equipment	(2,776)	(5,750)

Net cash provided by investing activities	22,195	16,754

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(68)	(51)
Purchase and retirement of treasury stock	—	(49,767)
Proceeds from common stock transactions	343	1,063

Net cash provided by (used in) financing activities	275	(48,755)

EFFECT OF CURRENCY TRANSLATION ON CASH	1,064	(163)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,231	(13,356)
CASH AND CASH EQUIVALENTS, beginning of period	116,448	94,588

CASH AND CASH EQUIVALENTS, end of period	$139,679	$81,232

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15	$13
Cash paid for income taxes	$3,446	$8,763
Cash held in banks outside the United States	$68,768	$50,675
The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (“we”, “us”, “our”, or the “Company”) at September 30, 2009, and the results of our operations and cash flows for the three and nine months ended September 30, 2009 and 2008.
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
     SUBSEQUENT EVENTS — We evaluated all events or transactions that occurred after September 30, 2009 through November 9, 2009, the date we issued these financial statements. During this period we did not have any material subsequent events.
     NEW ACCOUNTING PRONOUNCEMENTS — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in the third quarter of 2009.
     In October 2009, the FASB issued a pronouncement that establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities and amends the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures will be required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new pronouncement and the impact, if any; it may have on our results of operations or financial position.

     From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.
NOTE 2. STOCK-BASED COMPENSATION
     We recognize stock-based compensation expense based on the fair value of awards issued. Stock-based compensation was $1.6 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively, and $4.5 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively.
Stock Options
     A summary of our stock option activity for the nine months ended September 30, 2009 is as follows:

		Weighted-
	Shares	Average
	(in thousands)	Exercise Price
Options outstanding at December 31, 2008	3,932	$17.42
Options granted	1,099	8.92
Options exercised	(26)	7.94
Options cancelled	(433)	19.30

Options outstanding at September 30, 2009	4,572	$15.24

     The fair value of options granted during the three and nine months ended September 30, 2009 is $6.66 and $5.25 per share, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2009 was an immaterial amount. The total intrinsic value of options exercised for the three and nine month ended September 30, 2008 was approximately $0.2 million and $0.9 million, respectively, determined as of the exercise date. As of September 30, 2009, there was $8.5 million of total unrecognized compensation cost related to stock options granted and outstanding, with a weighted average remaining vesting period of 2.82 years, which is expected to be recognized through fiscal year 2013. During the nine months ended September 30, 2009 there was approximately $0.2 million of cash received from stock option exercises. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model and estimated forfeiture rate with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk-free interest rates	2.4%	3.4%	2.1%	3.1%
Expected dividend yield rates	0.0%	0.0%	0.0%	0.0%
Expected lives in years	5.7	5.5	5.6	5.5
Expected volatility	64.2%	61.5%	63.3%	61.9%
Expected forfeiture rate	28.2%	30.0%	29.1%	30.3%
Restricted Stock
     A summary of our non-vested Restricted Stock Units (“RSU”) activity for the nine months ended September 30, 2009 is as follows:

		Weighted-
		Average
	Shares	Grant-date
	(in thousands)	Fair Value
Non-vested RSUs outstanding December 31, 2008	395	$15.26
RSUs granted	159	8.97
RSUs vested	(156)	8.77
RSUs forfeited	(40)	17.71

Non-vested RSUs outstanding September 30, 2009	358	$14.24

     The fair value of our RSUs is determined based upon the closing fair market value of our common stock on the grant date. At September 30, 2009, there was $1.2 million of total unrecognized compensation cost related to non-vested RSUs outstanding that is expected to be recognized over a weighted average period of 2.36 years. During the quarter ended September 30, 2009, the total fair value of RSUs that vested was $0.3 million, based upon the closing fair market value of our common stock on the date the underlying common stock was released to the recipient.
NOTE 3. INCOME TAXES
     At September 30, 2009, we had gross deferred income tax assets of $55.0 million in the United States and $1.9 million in foreign jurisdictions, a significant portion of which relates to net operating losses and tax credit carryforwards, for which a valuation allowance of $40.3 million has been provided. The ultimate realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if we will realize the benefits of these deductible differences. As of September 30, 2009, the most significant factors considered in determining the realizability of these deferred tax assets and the amount of the valuation allowance was our taxable income or loss over the past three years (excluding the effect of the non-deductible goodwill charge recorded during the quarter ended March 31, 2009), the historical cyclicality of the markets in which we operate and our projected profitability during these cycles. To fully utilize our deferred tax assets, we would need to generate approximately $111.6 million in pre-tax income in the United States and $9.2 million in pre-tax income in foreign jurisdictions prior to the expiration of our net operating loss and tax credit carryforwards.
     Our effective income tax rate for the three months ended September 30, 2009 was 60.5% as $3.2 million of tax expense was recorded. We incurred losses in the United States in the current period, and, as a result, we have recorded a valuation allowance for the reasons described above and a tax benefit has not been taken. Additionally, we incurred foreign tax expense related to taxable income generated in certain of our foreign jurisdictions as well as additional domestic tax expense of $1.3 million that resulted from an adjustment necessary to reconcile our 2008 year-end tax provision with our 2008 Federal tax return that was filed on September 15, 2009. The domestic tax adjustment related to a decision not to utilize certain research and development credits in an effort to preserve their deductibility against future taxable income.
     Our tax rate is projected to be 14.1% for the year ended December 31, 2009, which is a reduction from our 2008 tax rate of 111.1%. This reduction is primarily due to an unusually large effective tax rate in 2008 that resulted from the recording of a valuation allowance on net operating losses and tax credits in the United States in 2008. The expected tax rate for the year ended December 31, 2009 is also impacted by an impairment of goodwill recognized in the first quarter of 2009, which is non-deductible for United States tax purposes, as well as income recognized in the United States from the repatriation of cash from our subsidiary in Japan. The United States net operating losses and tax credits were fully reserved since we determined we would not realize the benefits of the deferred income tax assets described above.
     As of December 31, 2008, the balance of our tax contingencies was $13.5 million. If the $13.5 million of tax contingencies reverse, $2.9 million of our tax contingencies would affect our effective tax rate. There have been no significant changes to these amounts during the nine months ended September 30, 2009. We do not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.
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
NOTE 4. RESTRUCTURING
     Throughout 2008 and again in the first nine months of 2009, we implemented cost reduction efforts in response to deteriorating economic conditions and weakening demand from our end markets. Overall, we reduced our global workforce by approximately 455 people, or 27% of total headcount, across all functional areas and geographies since the beginning of 2008. We expect the cost savings from this workforce reduction to be $20.5 million annually, of which approximately $7.8 million is a reduction in cost of goods sold, approximately $7.4 million is a reduction of selling, general and administrative costs and $5.3 million is a reduction of research and development costs.
     We incurred restructuring costs of $0.2 million and $4.4 million for the three and nine months ended September 30, 2009, respectively, related to the cost reduction efforts. For the three and nine months ended September 30, 2008, we incurred restructuring costs of $0.5 million and $1.6 million, respectively, related to the cost reduction efforts described above. As of September 30, 2009, we have no remaining outstanding obligations related to severance and benefits payments.
     The following table summarizes the components of the restructuring costs, the payments and non-cash charges as of September 30, 2009:

Severance and
Benefits
(In thousands)
Restructuring liability balance at December 31, 2008	$1,825
Total charge to operating expense	4,809
Payments	(6,195)
Adjustments	(439)

Restructuring liability balance at September 30, 2009	$—

NOTE 5. MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS
     Investment securities with original maturities of more than three months at time of purchase are considered marketable securities. Investment securities that are not liquid within twelve months are considered long-term investments.
     The composition of securities is as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
	(In thousands)		(In thousands)
Current:
Commercial paper	$3,197	$3,197	$1,269	$1,270
Treasury bills	2,149	2,149	2,792	2,797
Certificates of deposit	1,868	1,868	29,199	29,199
Government bonds	2,862	2,862	—	—
Auction rate securities	24,925	21,329	—	—
Put agreement	—	3,299	—	—
Corporate bonds/notes	2,902	2,897	—	—

Total Current	37,903	37,601	33,260	33,266
Non-current:
Common stock	—	—	4	4
Auction rate securities	—	—	30,850	24,938
Put agreement	—	—	—	5,459

Total Non-current	—	—	30,854	30,401

Total securities	$37,903	$37,601	$64,114	$63,667

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

     Upon executing the Put Agreement, we determined that an other-than-temporary impairment should be recorded on our ARS in the fourth quarter of 2008, since we did not intend to hold the ARS until the value fully recovered. At that time, we also recorded the Put Agreement in long term investments at its fair value. At inception, we recognized a gain equal to the fair value of the Put Agreement in other income. The net increase in fair value of the ARS and the Put Agreement during the quarter ended September 30, 2009 was $0.2 million.
     The fair value of our ARS and the Put Agreement were determined using Level 3 inputs. Some of the inputs into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation. The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and United States treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures. We believe implied forward rates inherently account for a lack of liquidity. In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term for the ARS was based on a weighted probability-based estimate of the time the principal will become available to us with and without exercising the Put Agreement. The expected term for the Put Agreement was based on the earliest date on which we can exercise our put. Other than via the Put Agreement, the principal could become available under three different scenarios: (1) the ARS is called; (2) the principal has reached maturity; and (3) auctions have resumed and are successful.
     As of September 30, 2009, management does not believe that any of the underlying issuers of the ARS, the insurers of the ARS, or the issuer of the Put Agreement are presently at risk or that the underlying credit quality of the issuers of the assets backing the ARS will affect the Company’s ability to realize the value of the investments at June 30, 2010.
     Financial assets carried at fair value as of September 30, 2009 are classified as follows:

	Level 1	Level 2	Level 3	Total

Auction rate securities	$—	$—	$21,329	$21,329
Put agreement	—	—	3,299	3,299
Commercial paper	3,197	—	—	3,197
Certificates of deposit	1,868	—	—	1,868
Government bonds	2,862	—	—	2,862
Corporate bonds	2,897	—	—	2,897
Treasury bills	2,149	—	—	2,149

Total	$12,973	$—	$24,628	$37,601

     The following table reconciles the December 31, 2008 beginning and September 30, 2009 ending balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs:

	ARS	Put Agreement	Total

Balances at December 31, 2008	$24,938	$5,459	$30,397
Net realized gain (loss) included in other income	516	(360)	156
Purchases, sales, and settlements, net	(4,125)	(1,800)	(5,925)

Balances at September 30, 2009	$21,329	$3,299	$24,628

NOTE 6. AUCTION RATE SECURITIES SECURED LINE OF CREDIT
     In June 2009, we entered into a Credit Line Agreement (the “Credit Line Agreement”) with UBS Bank USA (“UBS Bank”), which provides us with an uncommitted, demand, revolving line of credit (an intended “no net cost loan”) of approximately $18.7 million (75% of par value) secured by the ARS we hold in our account with UBS.
     Any interest expense that we incur on the no net cost loan is not expected to exceed the interest income that we receive on the ARS that we have pledged to UBS Bank as security for the no net cost loan. If the payments on our ARS are not sufficient to pay the accrued interest on such advances before a due date, UBS Bank may, in its sole discretion (1) capitalize unpaid interest as an additional advance or (2) require us to make payment of all accrued and unpaid interest. UBS Bank may demand full or partial payment of the no net cost loan, at its sole option and without cause, at any time.

     Advances on this line of credit may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase, trade or carry any securities or to repay debt incurred to purchase, trade or carry securities. As of September 30, 2009, no advances were drawn against the line.
NOTE 7. INVENTORIES
     Inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Parts and raw materials	$24,491	$33,129
Work in process	4,191	2,209
Finished goods	7,790	11,321

	$36,472	$46,659

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
     The Company has recorded raw material reserves of $10.7 million and finished good reserves of $0.3 million at September 30, 2009, and raw material reserves of $11.9 million and finished goods reserves of $0.5 million at December 31, 2008.
NOTE 8. GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS
     We performed a goodwill impairment analysis using the two-step method on an annual basis as of October 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured by comparing the company’s carrying amount, including goodwill, to its fair market value.
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
     Having determined that our goodwill was potentially impaired, we performed the second step of the goodwill impairment analysis which involved allocating the overall estimated fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and compared the residual amount to the carrying value of goodwill. In March 2009, we determined that our goodwill was fully impaired and recorded a non-cash goodwill impairment charge of approximately $63.3 million during the quarter ended March 30, 2009.

     We also review our long-lived assets, including intangible assets subject to amortization, which for us are trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the fourth quarter of 2008 and again in the first quarter of 2009, we tested our long-lived assets for impairment and determined that there was no impairment. We did not test our long-lived assets for impairment in the second or third quarter of 2009 since there were no events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable.
     Goodwill and other intangible assets consisted of the following as of September 30, 2009:

		Effect of				Weighted-
	Gross	Changes in			Net	Average
	Carrying	Exchange	Accumulated		Carrying	Useful Life in
	Amount	Rates	Amortization	Impairments	Amount	Years
	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,015	$1,544	$(8,559)	$—	$—
Trademarks and other	8,604	3,290	(5,539)	—	6,355	17

Total amortizable intangibles	15,619	4,834	(14,098)	—	6,355

Goodwill	49,396	13,864	—	(63,260)	—

Total goodwill and other intangible assets	$65,015	$18,698	$(14,098)	$(63,260)	$6,355

     Goodwill and other intangible assets consisted of the following as of December 31, 2008:

		Effect of			Weighted-
	Gross	Changes in			Average
	Carrying	Exchange	Accumulated	Net Carrying	Useful Life
	Amount	Rates	Amortization	Amount	in Years
	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,015	$1,552	$(8,457)	$110	5
Trademarks and other	8,604	3,215	(5,174)	6,645	17

Total amortizable intangibles	15,619	4,767	(13,631)	6,755

Goodwill	49,396	16,767	—	66,163

Total goodwill and other intangible assets	$65,015	$21,534	$(13,631)	$72,918

     Amortization expense related to intangible assets was $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, and was $0.5 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization expense related to our acquired intangible assets fluctuates with changes in foreign currency exchange rates between the United States dollar and the Japanese yen. Estimated amortization expense related to amortizable intangibles for each of the five years 2009 through 2013 and thereafter is as follows:

Estimated
Amortization
Expense
(In thousands)
2009	$130
2010	520
2011	520
2012	520
2013	520
Thereafter	4,145

NOTE 9. STOCKHOLDERS’ EQUITY
     Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, and net unrealized holding gains (losses) on available-for-sale investments, other than ARS, as presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss), as reported	$(8,431)	$5,369	$(104,228)	$17,198
Adjustment to arrive at comprehensive income (loss), net of taxes:

Unrealized holding loss on available-for-sale securities, net of tax	(3)	(83)	(5)	(1,777)
Cumulative translation adjustments	4,927	(6,442)	(3,314)	729

Comprehensive income (loss)	$(3,507)	$(1,156)	$(107,547)	$16,150

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
     We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation at September 30, 2009 under these arrangements is approximately $21.8 million. Substantially all amounts under these arrangements are due in the next twelve to eighteen months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated, settled, or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We believe we have adequate provision for potential exposure related to inventory on order which may go unused.
NOTE 11. EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive.
     As of September 30, 2009, stock options and restricted stock units relating to an aggregate of approximately 4.9 million shares were outstanding. For the three and nine months ended September 30, 2009, all potentially dilutive common shares were excluded from the computation as the effect of including the instruments in the computation would be anti-dilutive due to our net loss for the period.
     As of September 30, 2008, stock options and restricted stock units relating to an aggregate of approximately 4.1 million shares were outstanding, of which 3.7 million shares for the three and nine months ending September 30, 2008 are not included in the computation of diluted earnings per share because the exercise price exceeded the average price per share for the period.
     The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands, except per share data)
Earnings per common share — basic
Net income (loss)	$(8,431)	$5,369	$(104,228)	$17,198
Weighted average common shares outstanding	42,004	41,787	41,944	42,773

Earnings (loss) per common share — basic	$(0.20)	$0.13	$(2.48)	$0.40

Earnings per common share — diluted
Net income (loss)	$(8,431)	$5,369	$(104,228)	$17,198
Weighted average common shares outstanding	42,004	41,787	41,944	42,773
Effect of dilution:
Stock option and restricted stock units	—	414	—	410

Adjusted weighted average common shares outstanding	42,004	42,201	41,944	43,183

Earnings (loss) per common share — diluted	$(0.20)	$0.13	$(2.48)	$0.40

NOTE 12. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands, except per share data)
Sales:
United States	$21,898	$33,456	$45,459	$109,171
Asia	22,361	36,774	54,711	112,577
Europe	7,396	14,122	19,534	39,227
Rest of world	107	158	252	418

	$51,762	$84,510	$119,956	$261,393

	September 30,	December 31,
	2009	2008
	(In thousands, except per share data)
*Long-lived assets:
United States	$11,705	$36,083
Asia	24,016	53,042
Europe	550	15,115

	$36,271	$104,240

*	Long-lived assets include property and equipment, goodwill, and other intangible assets.
     Sales to Applied Materials Inc., our largest customer, were $9.2 million, or 18%, of total sales, for the three months ended September 30, 2009 and $20.6 million, or 17% of total sales, for the nine months ended September 30, 2009. This was a decline from $15.1 million, or 18% of total sales, for the three months ended September 30, 2008 and $57.8 million, or 22% of total sales, for the nine months ended September 30, 2008. Our sales to Applied Materials include products used in semiconductor processing and solar, flat panel display and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.

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
     We incurred net losses for the three and nine months ended September 30, 2009, and management expects that industry conditions will remain challenging for the foreseeable future. Credit constraints in the financial markets and the weak global economy are compounding the impact of the highly cyclical markets in which we operate. Negative trends in consumer spending and pervasive economic uncertainty led many of our customers to significantly reduce factory operations and to reduce their projected capital spending plans for capacity expansion during the first half of 2009, which severely impacted demand for our products. In the third quarter of 2009, demand for semiconductor equipment increased as compared to the first and second quarters of 2009, but was still down significantly from 2008 levels. While we began to see positive trends in our business in the third quarter of 2009, a meaningful improvement in the equipment sector will depend on a sustainable recovery in customers’ end markets to support factories running at higher utilization rates, which will drive expansion in existing technologies, and to encourage customers to make investments in capacity for new technologies. In this uncertain macroeconomic and industry climate, our ability to forecast customer demand and our future performance is limited. We currently anticipate that orders and net sales will increase in the fourth quarter of 2009 from the third quarter of 2009 but will be lower overall for the full year as compared to 2008. We believe our investments in new technology, which has remained strong during these challenging market conditions, will position us well when our markets begin to recover.
     Throughout 2008 and 2009 we implemented cost reduction efforts in response to the deteriorating economic conditions and weakening demand from our end markets described above. Some of the cost reductions were permanent in nature, such as reductions of personnel across all functions and all geographies and consolidation of facilities on a worldwide basis. Overall, we reduced our global workforce by approximately 455 people, or 27% of total headcount, across all functional areas and geographies since the beginning of 2008. We expect the cost savings from this workforce reduction to be $20.5 million annually, of which approximately $7.8 million is a reduction in cost of goods sold, approximately $7.4 million is a reduction of selling, general and administrative costs and $5.3 million is a reduction of research and development costs.
     As a result of these actions, we incurred restructuring charges related to severance and benefits payments. We continue to look for ways to make our global workforce more efficient and effective, which may lead to additional personnel-related and facilities cost reduction activity in the future.
     In 2009 we also implemented cost-cutting initiatives that were more temporary in nature. These activities included cuts in discretionary spending, such as travel and professional fees, as well as pay cuts for management-level personnel, a reduction in Board of Directors fees, company-wide shutdowns and employee benefit cuts. While these temporary cuts may be reversed at some point in the future, they have enabled us to maintain lower cost levels until such time that the positive trends in end market demand for our products that we saw in the third quarter of 2009 become sustainable.
     Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements in Part I Item 1 of this report, including the notes thereto.
Results of Operations
SALES
     The following tables summarize net sales, and percentages of net sales, by market type for each of the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2009	2008	(Decrease)	% Change	2009	2008	(Decrease)	% Change
		(In thousands)				(In thousands)
Product:
Semiconductor capital equipment	$20,808	$28,211	$(7,403)	(26.2)%	$42,577	$110,282	$(67,705)	(61.4)%
Non-semiconductor capital equipment	20,281	40,702	(20,421)	(50.2)	50,183	104,172	(53,989)	(51.9)

Total Product	41,089	68,913	(27,824)	(40.4)	92,760	214,454	(121,694)	(56.8)
Global Support	10,673	15,597	(4,924)	(31.6)	27,196	46,939	(19,743)	(42.1)

Total Sales	$51,762	$84,510	$(32,748)	(38.8)%	$119,956	$261,393	$(141,437)	(54.1)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008			2009	2008
Product:
Semiconductor capital equipment	40.2%	33.4%			35.4%	42.2%
Non-semiconductor capital equipment	39.2%	48.2%			41.8%	39.8%

Total Product	79.4%	81.6%			77.2%	82.0%
Global Support	20.6%	18.4%			22.8%	18.0%

Total Sales	100.0%	100.0%			100.0%	100.0%

     Overall sales for the three months ended September 30, 2009 were $51.8 million, representing a 38.8% decrease from the three months ended September 30, 2008. Overall sales for the nine months ended September 30, 2009 were $120.0 million, representing a 54.1% decrease from the nine months ended September 30, 2008.
     Product sales for the three months ended September 30, 2009 were $41.1 million, representing a 40.4% decrease from the three months ended September 30, 2008. Product sales for the nine months ended September 30, 2009 were $92.8 million, representing a 56.8% decrease from the nine months ended September 30, 2008. The decrease in product sales was due to a significant reduction in worldwide demand from our end markets which significantly reduced the need for capacity expansion in such markets.
     Sales to the semiconductor capital equipment market were $20.8 million, or 40.2% of total sales, for the three months ended September 30, 2009, as compared to $28.2 million, or 33.4% of total sales, for the three months ended September 30, 2008 and $42.6 million, or 35.4% of total sales for the nine months ended September 30, 2009, as compared to $110.3 million, or 42.2% of total sales, for the nine months ended September 30, 2008. Demand in the semiconductor capital equipment market fell significantly as end market demand for products that include semiconductors fell in the wake of the global economic crisis. The drop in demand reduced factory utilization and significantly reduced the need for semiconductor fab expansion. The semiconductor capital equipment market was severely affected by these developments and, consequently, demand for our products in these markets decreased from year ago levels.
     As described above, there were positive trends in semiconductor demand in the third quarter of 2009 and we anticipate similar, if not higher, levels of sales to the semiconductor capital equipment market in the fourth quarter of 2009.
     Product sales to our non-semiconductor equipment markets declined year over year, accounting for $20.3 million, or 39.2%, of total sales, for the three months ended September 30, 2009, as compared to $40.7 million, or 48.2% of total sales, for the three months ended September 30, 2008. Additionally, sales to our non-semiconductor equipment markets were $50.2 million, or 41.8% of total sales, for the nine months ended September 30, 2009, as compared to $104.2 million, or 39.8% of total sales, for the nine months ended September 30, 2008. Our non-semiconductor equipment markets were also adversely affected by a number of the pervasive factors previously mentioned, such as the credit constraints in the financial markets and the negative trends in consumer spending. The drop in end market demand reduced factory utilization and significantly reduced the need for capacity expansion in our non-

semiconductor markets. The markets that comprise our non-semiconductor equipment markets include solar, flat panel display, data storage, architectural glass, and other industrial thin-film manufacturing equipment. Our customers in these markets, other than the solar market, are predominantly large original equipment manufacturers (OEM’s) for new equipment. Our customers in the solar market are predominantly large system integrators, independent power producers and public utilities.
     Over the past three years, the solar market has been growing the fastest of our non-semiconductor equipment markets; however, product sales to this market were adversely affected by the weakened global economy and the financial credit crisis which began in the second half of 2008 and has continued through most of 2009. Solar panel manufacturers installed substantial panel manufacturing capacity over the past three years, and as a result of declining panel sales caused in part by the global recession, built significant inventory. The majority of panel manufacturers must work through their current inventory levels before their factory utilization will be at a point where they will need to expand capacity. Sales to customers in the solar market decreased to $6.5 million, or 12.5% of total sales, for the three months ended September 30, 2009 as compared to $19.3 million, or 22.8% of total sales, for the three months ended September 30, 2008. Similarly, sales to customers in the solar market decreased to $18.9 million, or 15.8% of total sales, for the nine months ended September 30, 2009, as compared to $40.2 million, or 15.4% of total sales, for nine months ended September 30, 2008. Our products are used in the thin-film deposition process for solar cell production, such as amorphous silicon, polysilicon, amorphous-microcrystalline silicon, cadmium telluride (CdTe), copper indium gallium selenide (CIGS), copper indium selenide (CIS) and cadmium telluride. Sales of our Solaron® solar inverter, which converts DC power generated by the solar panel to AC power, are included in sales to the solar market.
     Although we have experienced continued success in our non-semiconductor equipment business, just as in our semiconductor business, demand for our products is driven by requirements for capacity expansion in each of the non-semiconductor markets we serve. We have experienced near term weakness throughout 2009 due to the softness in the global economy and have limited visibility as to whether this weakness will continue in 2010. As discussed above, however, we have seen signs of positive trends in our non-semiconductor business as well and anticipate a continued shift in our business towards our non-semiconductor equipment markets as we continue to invest in new technology and products for the solar market.
     Sales from our global support business were $10.7 million, or 20.6% of total sales, for the three months ended September 30, 2009 and $27.2 million, or 22.8% of total sales, for the nine months ended September 30, 2009. This was a decrease from $15.6 million, or 18.4% of total sales, for the three months ended September 30, 2008 and $46.9 million, or 18.0% of total sales, for the nine months ended September 30, 2008. The decrease in absolute dollars resulted in large part from a continuing practice by our customers of utilizing spare parts inventory and idle equipment for spare parts in efforts to conserve cash as opposed to repairing malfunctioning or worn parts. However, we did experience a 21.6% increase in global support sales in the third quarter of 2009 as compared to the second quarter of 2009. This is an early indication that factory utilization is beginning to improve and that customers no longer have enough inventory to maintain their production lines. As a result, we anticipate our global support business to experience similar, if not higher, levels of sales in the fourth quarter of 2009.
GROSS PROFIT
     Our gross profit was $15.6 million, or 30.1% of sales, for the three months ended September 30, 2009, as compared to $35.3 million, or 41.7% of sales for the three months ended September 30, 2008. Similarly, gross profit decreased to $29.9 million, or 24.9% of sales, for the nine months ended September 30, 2009, from $106.4 million, or 40.7% of sales, for the nine months ended September 30, 2008. The large decrease in both periods was due to an overall decrease in production volume related to the weakening economy which resulted in a lack of absorption of our factory costs therefore reducing our gross margin. In response to the decrease in production volume we reduced our overall manufacturing costs by reducing fixed production and overhead costs including personnel costs and discretionary spending through the cost-cutting activities described above.
     The decrease in gross profit of $19.7 million in the three months ended September 30, 2009 as compared to the same period in 2008 was driven primarily by lower sales volume. Production and overhead personnel cost reductions decreased by $2.2 million, travel decreased $0.3 million and professional fees decreased $0.2 million. The decrease in gross profit of $76.5 million in the nine months ended September 30, 2009 as compared to the same period in 2008 was almost exclusively driven by lower sales volume. Production and overhead personnel costs decreased $6.5 million, travel decreased $0.7 million and professional fees decreased $0.5 million.
     Maintaining lower cost levels has allowed us to improve our gross margin percentage in the current quarter as compared to the first and second quarters of 2009 on higher demand. Although we currently have excess manufacturing capacity related to buildings, machinery and unabsorbed overhead expenses, we do anticipate continued improvement in our gross profit and gross margin percentage in the fourth quarter of 2009.

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
     Research and development expenses for the three months ended September 30, 2009 were $10.2 million, or 19.7% of sales, as compared to $14.7 million, or 17.4% of sales, for the three months ended September 30, 2008. Similarly, research and development expenses decreased to $32.0 million, or 26.7% of sales, for the nine months ended September 30, 2009, from $41.5 million, or 15.9% of sales, for the nine months ended September 30, 2008.
     The decrease in research and development expenses of $4.5 million in the three months ended September 30, 2009 as compared to the same period in 2008 was driven primarily by decreases of $3.2 million in personnel costs, $1,0 million in engineering material and $0.2 million in travel costs. The decrease in research and development expenses of $9.5 million in the nine months ended September 30, 2009 as compared to the same period in 2008 was driven primarily by decreases of $7.2 million in personnel costs, $1.7 million in engineering material, and $0.3 million in travel costs, The decrease in engineering material in the nine months ended September 30, 2009 was offset by an approximate $0.8 million charge for excess and obsolete engineering inventory, for which management does not believe there will be utilizable demand. Overall, the decreases in material costs were due to more effective spending controls related to engineering projects.
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
     Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2009 were $10.8 million, or 20.8% of sales, as compared to $14.3 million, or 17.0% of sales, in the three months ended September 30, 2008. Similarly, SG&A expenses decreased to $30.3 million, or 25.3% of sales, for the nine months ended September 30, 2009, from $42.8 million, or 16.4% of sales, for the nine months ended September 30, 2008.
     The decrease in SG&A expenses of $3.5 million in the three months ended September 30, 2009 as compared to the same period in 2008 was primarily driven by decreases of $2.1 million in personnel costs, $1.1 million in professional fees and $0.5 million in travel costs, offset by an increase to bad debt expense of $0.3 million. The decrease in SG&A expenses of $12.5 million in the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily driven by decreases of $9.7 million in personnel costs, $4.0 million in professional fees and $1.8 million in travel costs, offset by a $1.9 million increase in bad debt expense. The increases in bad debt expense in both periods are a result of certain customers’ deteriorating financial condition. While we believe that our allowance for doubtful accounts at September 30, 2009 is adequate, we will continue to closely monitor customer liquidity and other economic conditions. .
GOODWILL IMPAIRMENT CHARGE
     We recorded a non-cash goodwill impairment charge in the amount of $63.3 million during the nine months ended September 30, 2009 based upon the results of our impairment test performed during the first quarter of 2009. For further discussion of the goodwill impairment charge recorded, see Note 8 — “Goodwill, Purchased Technology and Other Intangible Assets” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill Impairment.”
RESTRUCTURING CHARGES
     As previously discussed, we implemented cost reduction efforts in response to deteriorating economic conditions and weakening demand from our end markets. As a result, we incurred restructuring costs of $0.2 million and $0.5 million for the three months ended

September 30, 2009 and 2008, respectively and $4.4 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively. The costs incurred were primarily severance and benefits related to reductions in personnel. We continue to look for ways to make our global workforce more efficient and effective, which may lead to additional cost reduction activities in the future.
OTHER INCOME, NET
     Other income, net consists primarily of investment income and expense and foreign exchange gains and losses. Other income, net was $0.5 million for the three months ended September 30, 2009, as compared to $0.4 million for the three months ended September 30, 2008. This increase was due to a foreign exchange loss that occurred in the three months ended September 30, 2008 caused by the strengthening of the Japanese Yen and Euro against the United States Dollar. The impact of foreign exchange on our results of operation was immaterial in the three months ended September 30, 2009. Other income, net was $1.4 million for the nine months ended September 30, 2009, as compared to $2.3 million for the nine months ended September 30, 2008. This decrease was due to a significant reduction in interest rates earned on our cash and investments due to market conditions.
PROVISION (BENEFIT) FOR INCOME TAXES
     During 2008, based on our 2008 operating results and projection of future operating results within the United States, our management evaluated the recoverability of our deferred tax assets in the United States and concluded a portion of our United States deferred tax assets were not recoverable. As such, an increase to the valuation allowance of $18.0 million was recorded during the quarter ended December 31, 2008.
     For the three and nine months ended September 30, 2009, we sustained further losses in the United States and, as a result, management determined that an increase to the valuation allowance of $17.0 million was necessary since management has determined that we are not likely to utilize the benefits of the associated deferred tax assets. The ultimate realization of our overall deferred tax assets is dependent upon the generation of approximately $111.6 million of future taxable income in the United States, the timing and amount of which is uncertain. We assess the recoverability of our net deferred tax assets on a quarterly basis. If our expectation of future realization of our deferred tax assets changes, we will adjust the valuation allowance with a corresponding change in income tax expense in such period.
     We recorded an income tax provision for the three months ended September 30, 2009 of $3.2 million, which related to taxable income in our foreign jurisdictions as well as additional domestic tax expense of $1.3 million that resulted from an adjustment necessary to reconcile our 2008 year-end tax provision with our 2008 Federal tax return that was filed on September 15, 2009. The domestic tax adjustment related to a decision not to utilize certain research and development credits in an effort to preserve their deductibility against future taxable income.
     The tax expense for the three months ended September 30, 2009 represented an effective tax rate of 60.5% as compared to an effective tax rate of 26.6% for the three months ended September 30, 2008. The increase in the current three month effective tax rate as compared to the rate for the three months ended September 30, 2008, resulted primarily from lower taxable income in our foreign jurisdictions, offset by the recording of the additional valuation allowance discussed above on continued losses in the United States. Additionally, we incurred a charge for the impairment of goodwill during the current year, which is non-deductible for United States tax purposes.
     Our future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of our pre-tax income. We carefully monitor these factors and timely adjust our effective income tax rate accordingly.
Liquidity and Capital Resources
     Our primary sources of liquidity are our available cash levels and available liquidity from our Credit Line Agreement. We utilize these capital resources to make capital expenditures primarily for our operational needs, investment in technology applications and tools to further develop our products and for other general corporate purposes, including the funding of possible acquisitions. In future periods, we intend similar uses of these funds.
     During the nine months ended September 30, 2009, we generated $25.0 million in cash from net changes in marketable securities and $0.3 million of proceeds from stock option exercises and used $2.8 million for capital expenditures and $0.3 million for operating activities, resulting in a $23.2 million increase in available cash (including $1.0 million of favorable effects of international currency exchange rates on cash).
     Net cash flows used in operating activities in the nine months ended September 30, 2009 were $0.3 million, compared to $18.8 million cash provided by operating activities in the nine months ended September 30, 2008. The $19.1 million decrease in net cash flows from operating activities in the nine months ended September 30, 2009 was due to a $121.4 million decrease in net income, offset by a $72.6 million increase in non-cash reconciling items such as goodwill impairment, depreciation and amortization, stock-based compensation, restructuring charges, provision for excess and obsolete inventory, provision for doubtful accounts and deferred income taxes and a $29.7 million increase in cash flows from changes in operating assets and liabilities, principally the collection of receivables.
     Capital expenditures were $2.8 million for the nine months ended September 30, 2009, compared to $5.8 million for the nine months ended September 30, 2008. Capital expenditures in both periods presented primarily include the cost of lab and testing equipment to support sustaining engineering and new product development efforts as well as capacity expansion for the production of our Solaron® Inverter.
     At September 30, 2009, our ARS whose underlying assets are primarily student loans originated under the Federal Family Education Loan Program (“FFELP”) have a fair value of $21.3 million. FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the United States Department of Education. In addition to the student loans, a smaller portion of our portfolio is held in municipal securities. Since February 2008, the majority of the auctions for our investment in these securities have failed to settle, causing us to hold the securities longer than originally intended. In November 2008, we executed the Put Agreement and expect to liquidate all of our remaining ARS at par when our rights under the agreement are effective beginning June 30, 2010. Since the period for which this Put Agreement is effective is now within twelve months and it is management’s intent to liquidate the securities at the effective date, we have reclassified our ARS from long-term assets to current assets. We do not expect to incur any loss of principal; however, until we liquidate our ARS, we will recognize any decline in fair value of the ARS in earnings. We expect the subsequent changes in the value of the Put Agreement will largely offset any subsequent fair value declines of the ARS, subject to the continued performance by the financial institution of its obligations under the Put Agreement. Other than via the Put Agreement, the principal could become available through three different means: (1) the ARS is called; (2) auctions have resumed and are successful; and (3) the principal has reached maturity.
     On June 2, 2009, pursuant to the Put Agreement, we entered into a Credit Line Account Agreement with UBS Bank. The Credit Line Agreement provides us with an uncommitted, demand revolving line of credit (an intended “no net cost loan”) of $18.7 million (75% of par value), as determined by UBS Bank in its sole discretion, which is secured by our ARS that we have pledged as collateral. Upon our request, UBS Bank may make one or more advances to us. Any interest expense that we incur on the no net cost loan is not expected to exceed the interest income that we receive on the ARS that we have pledged to UBS Bank as security for the no net cost loan. If the payments on our ARS are not sufficient to pay the accrued interest on such advances before a due date, UBS Bank may, in its sole discretion (1) capitalize unpaid interest as an additional advance or (2) require us to make payment of all accrued and unpaid interest. UBS Bank may demand full or partial payment of the no net cost loan, at its sole option and without cause, at any time. UBS Bank may also, at any time, in its discretion, terminate and cancel the no net cost loan. If at any time UBS Bank exercises its right of demand under certain sections of the Credit Line Agreement, then UBS Financial Services Inc. or one of its affiliates shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and the Credit Line Agreement will remain in full force and effect until such time as such alternative financing has been established. As of September 30, 2009, no advances were drawn against the line.
     At September 30, 2009, we had $177.3 million in cash, cash equivalents and marketable securities, including our ARS and the Put Agreement. We believe that our current cash levels, available liquidity from our Credit Line Agreement and cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures and contractual obligations for the foreseeable future.
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
     WARRANTY COSTS — We offer warranty coverage for a majority of our products for periods typically ranging from 12 to 24 months after shipment. We warrant our solar inverter for five years, and we offer extended warranties in increments of five years up to an additional ten years. We estimate the anticipated costs of repairing products under warranty based on the historical or expected cost of the repairs and expected failure rates. The assumptions used to estimate warranty accruals are reevaluated quarterly, at a minimum, in light of actual experience and, when appropriate, the accruals or the accrual percentage is adjusted based on specific estimates of project repair costs and quantity of product returns. Our determination of the appropriate level of warranty accrual is based on estimates of the percentage of units affected and the repair costs. Estimated warranty costs are recorded at the time of sale of the related product, and are recorded within cost of sales in the consolidated statements of operations.
     The following table summarizes the activity in our warranty reserve during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Balance at beginning of period	$5,797	$7,856	$6,189	$8,812
Additions charged to expense	2,088	2,076	4,668	6,211
Deductions	(2,368)	(2,433)	(5,340)	(7,524)

Balance at end of period	$5,517	$7,499	$5,517	$7,499

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
     ALLOWANCE FOR DOUBTFUL ACCOUNTS — We maintain allowances for doubtful accounts of $2.9 million, or 7.2% of accounts receivable, as of September 30, 2009 for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain customers, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
     GOODWILL IMPAIRMENT— We perform a goodwill impairment analysis using the two-step method on an annual basis as of October 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured by comparing the company’s carrying amount, including goodwill, to its fair market value.
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
     FAIR VALUE OF AUCTION RATE SECURITIES — We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy is used that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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
     The fair value of our ARS and the Put Agreement were determined using Level 3 inputs. Some of the inputs into the discounted cash flow models we use are unobservable in the market and have a significant effect on valuation. The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and United States treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures. We believe implied forward rates inherently account for a lack of liquidity. In making assumptions of the required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality. The expected term for the ARS was based on a weighted probability-based estimate of the time the principal will become available to us with and without exercising our Put Agreement. The expected term for the Put Agreement was based on the earliest date on which we can exercise our put. Any change to these inputs will affect the fair value of the ARS and the Put Agreement and will affect our reported earnings. However, we do not expect changes in the inputs or reported earnings to affect our liquidity.
     INCOME TAXES—We assess the recoverability of our net deferred tax assets on a quarterly basis. Our assessment includes a number of factors, including historical results and income projections for each jurisdiction. At September 30, 2009, we had gross deferred income tax assets of $55.0 million in the United States and $1.9 million in foreign jurisdictions, a significant portion of which relates to net operating losses and tax credit carryforwards, for which a valuation allowance of $40.3 million has been provided. The ultimate realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if we will realize the benefits of these deductible differences. As of September 30, 2009, the most significant factors considered in determining the realizability of these deferred tax assets and the amount of the valuation allowance were our profitability over the past three years (excluding the effect of the non-deductible goodwill charge recorded during the quarter ended March 31, 2009), the historical cyclicality of the markets in which we operate and our projected profitability during these cycles. We need to generate approximately $111.6 million in pre-tax income in the United States and $9.2 million in pre-tax income in foreign jurisdictions prior to the expiration of our net operating loss and tax credit carryforwards to fully utilize our deferred tax assets.
     The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a significant impact on our results of operations and financial condition.

     STOCK-BASED COMPENSATION — We account for stock plans and our employee stock purchase plan based on the fair value of stock-based awards. The fair value of stock options and purchase rights pursuant to the employee stock purchase plan is estimated using the Black-Scholes valuation model. This model requires the input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of restricted stock units is determined based upon our closing stock price on the grant date. The fair value of stock-based awards expected to vest is amortized over the requisite service period, typically the vesting period, of the award on a straight-line basis. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
     COMMITMENTS AND CONTINGENCIES — From time to time we are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. We accrue loss contingencies when it is probable that a loss has occurred or will occur and the amount of the loss can be reasonably estimated. Our estimates of probability of losses are subjective, involve significant judgment and uncertainties and are based on the best information we have at any given point in time. Resolution of these uncertainties in a manner inconsistent with our expectations could have a significant impact on our results of operations and financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We face market risk exposure associated with our investments in ARS. Our investments in ARS have a par value of $24.9 million, and have an estimated fair value of $21.3 million at September 30, 2009. The underlying securities related to these investments are student loans, which accounted for $19.6 million of the recorded fair value, and other municipal securities, which accounted for the remaining $1.7 million of the recorded fair value. As a result of current negative conditions in the global credit markets, since February 2008, the large majority of the auctions for our investment in these securities have failed to settle, causing us to continue to hold the securities. We continue to monitor the market for ARS and consider the impact, if any, on the fair value of these investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses.
     In November 2008, we executed the Put Agreement, which provides us with the ability to sell our ARS to the financial institution, at our sole discretion, and obligates the financial institution to purchase such ARS, at par during the period June 30, 2010 through July 2, 2012. The Put Agreement had a fair value of $3.3 million at September 30, 2009. The benefits of the Put Agreement are subject to the continued performance by the financial institution of its obligations under the agreement.
     In June 2009, we executed the Credit Line Agreement which provides us with an uncommitted, demand revolving line of credit of $18.7 million as determined by UBS Bank in its sole discretion, which is secured by our ARS that we have pledged as collateral. The benefits of the Credit Line Agreement are subject to the continued performance by the financial institution of its obligations under the agreement.
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

     As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in disputes and legal actions from time to time in the ordinary course of our business. There have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2008 Form 10-K for the year ended December 31, 2008, and Part II, Item 1 of our Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
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

     If we are unable to qualify additional suppliers and manage relationships with our existing and future suppliers successfully, if our suppliers experience financial difficulties including bankruptcy or if our suppliers cannot meet our performance or quality specifications or timing requirements, we may experience shortages, delays or increased costs of raw materials, parts, components or subassemblies. This in turn could limit or prevent our ability to manufacture and ship our products, which could materially and adversely affect our relationships with our current and prospective customers and our business, financial condition and results of operations. Some of our sole or limited source suppliers have given us notice that they are ending supply of critical parts, components and subassemblies that are required for us to deliver product. In those cases, we have been required to make last time buys of such supplies in advance of product demand from our customers. If we cannot qualify alternative suppliers before these end-of life supplies are utilized in our products, we may be unable to deliver further product to our customers. To mitigate the risk of not having a supply of critical parts, components and subassemblies for our products, we have pro-actively made additional purchases which we believe addresses such risk.
Our orders of raw materials, parts, components and subassemblies are based upon quarterly demand forecasts.
     We place orders with many of our suppliers based upon quarterly forecasts. These forecasts are based upon our expectations as to demand for our products from our customers. As the quarter progresses, such demand can change rapidly or we may realize that our expectations were overly optimistic, especially during a downturn in the industry and other adverse economic conditions. These orders cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. Our obligation to our suppliers at September 30, 2009 under these purchase commitments was $21.8 million. In periods of decreased demand we may attempt to negotiate the purchase commitments with our suppliers to lower our future obligations. If we successfully negotiate decreases in these commitments, we may be unable to successfully procure parts quickly enough to meet customer requirements in the event of a sooner-than-expected upturn in demand for our products. If we are unsuccessful in our efforts to negotiate decreases in these commitments, we may be required to purchase products that we do not anticipate needing and to manufacture systems that we do not anticipate our customers ordering. In addition, such purchases and manufacturing can result in significant write-offs for excess and obsolete inventory, which can have a materially adverse effect on our results of operations.
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
A significant portion of our sales and accounts receivable are concentrated among a few customers.
     Our ten largest customers accounted for 53% and 46% of total sales for the three and nine months ended September 30, 2009, respectively, and 49% of total sales for the three and nine months ended September 30, 2008, respectively. Applied Materials, Inc., our largest customer, accounted for 18% and 17% of total sales for the three and nine months ended September 30, 2009, respectively, and 18% and 22% for the three and nine months ended September 30, 2008, respectively. No other customer accounted for more than 10% of total sales during these periods. The loss of any of our significant customers, a material reduction in any of their purchase orders or an inability to collect on significant receivables could significantly harm our business, financial condition and results of operations.
Funds associated with auction rate securities that we have traditionally held as short-term investments may not be liquid or readily available.
     Our investment securities include auction rate securities (“ARS”) that are not currently liquid or readily available to convert to cash. In November 2008, we executed the Put Agreement, which provides us with the ability to sell our ARS to the financial institution, at our sole discretion, and obligates the financial institution to purchase such ARS, at par during the period June 30, 2010 through July 2, 2012. Our ARS holdings to which the Put Agreement relates have a cost basis of approximately $24.9 million and a fair value of approximately $21.3 million at September 30, 2009. $22.9 million of the par value of ARS are in student loan securities and the remaining $2.0 million are in municipal securities. Additionally, the Put Agreement had a fair value of $3.3 million at September 30, 2009. The benefits of the Put Agreement are subject to the continued performance by the financial institution of its obligations under the agreement.
     We will not be able to utilize the Put Agreement to liquidate our ARS before June 30, 2010. Pursuant to the Put Agreement, as of June 2, 2009 we entered into the Credit Line Agreement with UBS Bank. The Credit Line Agreement provides us with an uncommitted, demand revolving line of credit (an intended “no net cost loan”) of approximately $18.7million that is secured by our ARS that we have pledged as collateral.
     The lack of liquidity associated with these investments may require us to borrow against the no net cost loan or repatriate cash from international locations at a significant cost. In light of current economic conditions and other factors, we cannot be certain that we will be able to borrow against these securities or continue to repatriate cash, on favorable terms or if at all. If we are unable to do so, our available cash may be reduced until some or all of our ARS can be liquidated. The lack of available cash may prevent us from taking advantage of business opportunities that arise and may prevent us from executing some of our business plans, either of which could cause our business, financial condition or results of operations to be materially and adversely affected.
Changes in tax rates, tax liabilities, or utilization of our deferred tax assets could materially affect our results.
     We are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the applicable tax laws, composition of earnings in countries with differing tax rates or our valuation and utilization of deferred tax assets and liabilities. Recently, there have been adverse changes in the business climate and in the markets in which we operate and as a result we have recorded a valuation allowance against our deferred tax assets of $40.3 million. We must generate a minimum of $111.6 million of taxable income in the United States and $9.2 million of taxable income in foreign jurisdictions to utilize our deferred tax assets. However, if we do not anticipate generating that level of United States taxable income we may have to recognize additional valuation allowances against our deferred tax assets. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our results of operations.
Our Chairman of the Board owns a significant percentage of our outstanding common stock, which could enable him to influence our business and affairs, and future sales of our common stock by our Chairman of the Board may negatively affect the market price of our common stock.
     Douglas S. Schatz, our Chairman of the Board, beneficially owned approximately 18% of our outstanding common stock as of November 1, 2009. This stockholding gives Mr. Schatz significant voting power and influence. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to influence our business affairs for the foreseeable future in a manner with which our other stockholders may not agree. In addition, the sale of a substantial amount of the shares beneficially owned by him could negatively affect the market price of our common stock. The trust through which Mr. Schatz beneficially owns a significant number of shares has entered into a written trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which, as of November 3, 2009, provided for the sale of up to 1.636,364 shares of common stock if certain price targets and other conditions are met. On May 8, 2009, the trust entered into a series of variable prepaid forward contracts with a securities broker, in order to monetize 1,000,000 shares of common stock of the Company. Upon fulfillment of each of 6 orders under the variable prepaid forward contracts, the trust received a cash payment equal to approximately 84% of the market value of the shares subject to such orders and pledged such shares to the securities broker. Pending settlement of such contracts, between May 11, 2010 and December 13, 2010, the trust will retain all of its voting rights in respect of the pledged shares.
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

ADVANCED ENERGY INDUSTRIES, INC.
Dated: November 9, 2009	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.