Form 10-Q
period 2010-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2010-05-06
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2010, there were 42,134,683 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,643	$133,106
Marketable securities	48,804	44,401
Accounts receivable, net of allowances of $1,299 and $1,975, respectively	61,901	50,267
Inventories, net	47,715	37,118
Deferred income tax assets	9,998	9,215
Income taxes receivable	2,125	—
Other current assets	6,687	5,648

Total current assets	291,873	279,755
PROPERTY AND EQUIPMENT, net	29,577	30,615
OTHER ASSETS:
Deposits and other	9,272	9,294
Other intangible assets, net	5,793	5,982
Deferred income tax assets	16,639	19,479

Total assets	$353,154	$345,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,432	$23,802
Income taxes payable	—	3,503
Accrued payroll and employee benefits	7,582	6,119
Accrued warranty expense	8,038	7,123
Other accrued expenses	4,143	4,279
Customer deposits and deferred revenue	2,702	3,152

Total current liabilities	50,897	47,978

LONG-TERM LIABILITIES:
Deferred income tax liabilities	2,395	2,556
Uncertain tax positions	14,987	14,987
Other long-term liabilities	1,304	1,270

Total liabilities	69,583	66,791

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 42,123 and 42,044 shares issued and outstanding, respectively	42	42
Additional paid-in capital	235,811	233,623
Retained earnings	23,478	17,261
Accumulated other comprehensive income	24,240	27,408

Total stockholders’ equity	283,571	278,334

Total liabilities and stockholders’ equity	$353,154	$345,125

*	Amounts as of March 31, 2010 are unaudited. Amounts as of December 31, 2009 are derived from the December 31, 2009 audited consolidated financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
SALES	$81,552	$32,627
COST OF SALES	48,444	26,239

GROSS PROFIT	33,108	6,388

OPERATING EXPENSES:
Research and development	11,590	11,098
Selling, general and administrative	13,283	9,395
Impairment of goodwill	—	63,260
Amortization of intangible assets	122	222
Restructuring charges	—	3,396

Total operating expenses	24,995	87,371

INCOME (LOSS) FROM OPERATIONS	8,113	(80,983)
OTHER INCOME, NET	386	282

Income (loss) from operations before income taxes	8,499	(80,701)

PROVISION (BENEFIT) FOR INCOME TAXES	2,282	(938)

NET INCOME (LOSS)	$6,217	$(79,763)

BASIC EARNINGS (LOSS) PER SHARE	$0.15	$(1.90)
DILUTED EARNINGS (LOSS) PER SHARE	$0.15	$(1.90)

BASIC WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	42,074	41,881
DILUTED WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	42,680	41,881
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,217	$(79,763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,843	2,235
Goodwill impairment charge	—	63,260
Stock-based compensation expense	1,875	1,457
Provision (benefit) for deferred income taxes	1,925	(1,735)
Restructuring charges	—	3,396
Provision for excess and obsolete inventory	(46)	999
Provision for doubtful accounts	664	378
Net loss on disposal of assets	—	49
Changes in operating assets and liabilities—
Accounts receivable	(12,482)	17,821
Inventories	(10,636)	(1,191)
Other current assets	(734)	253
Accounts payable	4,657	(1,835)
Other current liabilities and accrued expenses	2,550	(3,706)
Income taxes	(5,596)	111
Non-current assets	(1,650)	(247)
Non-current liabilities	36	(485)

Net cash provided by (used in) operating activities	(11,377)	997

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(64,932)	(73,350)
Proceeds from sale of marketable securities	60,531	76,802
Purchase of property and equipment	(800)	(599)

Net cash provided by (used in) investing activities	(5,201)	2,853

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(11)	(29)
Proceeds from exercise of stock options	518	—

Net cash provided by (used in) financing activities	507	(29)

EFFECT OF CURRENCY TRANSLATION ON CASH	(2,398)	(4,860)

DECREASE IN CASH AND CASH EQUIVALENTS	(18,469)	(1,039)
CASH AND CASH EQUIVALENTS, beginning of period	133,106	116,448

CASH AND CASH EQUIVALENTS, end of period	$114,643	$115,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$27	$1
Cash paid for income taxes	6,006	3,922
Cash held in banks outside the United States	70,727	74,803
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (“we”, “us”, “our”, or the “Company”) at March 31, 2010, and the results of our operations and cash flows for the three months ended March 31, 2010 and 2009.
     The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and other financial information filed with the SEC.
     ESTIMATES AND ASSUMPTIONS — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, determining useful lives for depreciation and amortization, assessing the need for impairment charges, establishing warranty reserves, establishing the fair value of investments, the fair value and forfeiture rate of stock-based compensation, accounting for income taxes and assessing excess and obsolete inventory. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
     NEW ACCOUNTING PRONOUNCEMENTS — In October 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement that establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities and amends the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures will be required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made, changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new pronouncement and the impact, if any, it may have on our results of operations or financial position.
     From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.
NOTE 2. BUSINESS ACQUISITIONS
     On May 3, 2010, Advanced Energy acquired PV Powered, Inc., a privately-held Oregon corporation (“PV Powered”) and a leading solar inverter company based in Bend, Oregon, pursuant to an Agreement and Plan of Merger dated March 24, 2010 between Advanced Energy, PV Powered and Neptune Acquisition Sub, Inc. (“Acquisition Sub”), an Oregon corporation and wholly-owned subsidiary of Advanced Energy, and PV Powered, and Amendment No. 1 to Agreement and Plan of Merger dated April 21, 2010 (together with the Agreement and Plan of Merger, the “Merger Agreement”). Pursuant to the Merger Agreement, Acquisition Sub merged with and into PV Powered, with PV Powered being the surviving corporation and a wholly-owned subsidiary of Advanced Energy (the “Merger”).

     Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, shareholders of PV Powered received in the aggregate cash in the amount of $35 million minus certain closing date indebtedness and outstanding transaction costs, plus $15 million in shares of common stock of Advanced Energy. Additional cash consideration in an amount of up to $40 million is payable to the former shareholders of PV Powered if certain financial targets are met during the year ending December 31, 2010. The cash consideration paid in the Merger came from existing cash and investments, as will any additional cash consideration payable if the 2010 financial targets are met. We intend to file a registration statement within 60 days of the closing of the Merger to register the public resale of the shares issued to the former shareholders of PV Powered in the Merger.
     PV Powered is a leading manufacturer of grid-tied PV inverters in the residential, commercial and utility-scale markets. PV Powered manufactures high-reliability transformer-based PV inverters utilized in commercial roof top and ground mount systems in the North American market. PV Powered has approximately 90 employees and recognized $21 million of revenues in 2009. Its inverters range in size from 30kw to 260kw for the commercial market and 1kw to 5kw for the residential market, with market leading efficiency ratings.
     The acquisition of PV Powered enables us to offer the inverter market a more complete suite of products in all power ranges and increases the number of solar array opportunities for which our products can be considered for purchase.
     The cost of the acquisition may increase or decrease based on the final amount payable to the former shareholders of PV Powered related to the financial targets to be met during the year ending December 31, 2010. If PV Powered’s commercial revenue exceeds $10 million during 2010 and PV Powered maintains a related commercial gross profit margin of at least 28%, the former shareholders will be entitled to receive an additional $1 of consideration for each $1 of commercial revenue over $10 million up to $40 million. We have not determined the probability of our payment of the additional consideration to PV Powered’s former shareholders. Advanced Energy is in the process of finalizing valuations of property, plant, and equipment, other intangibles, and estimates of liabilities associated with the acquisition and expects to complete the acquisition accounting and required disclosures prior to December 31, 2010.
NOTE 3. INCOME TAXES
     U.S. GAAP requires that the interim period tax provision be determined as follows:
•	At the end of each quarter, we estimate the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

The estimated annual effective rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

•	The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the event occurs.
     The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each of the tax jurisdictions in which we operate and the development of tax planning strategies during the year. In addition, as a global commercial enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.
     The following table sets out the tax expense and the effective tax rate for our income from operations:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Income (loss) before income taxes	$8,499	$(80,701)
Income tax expense (benefit)	2,282	(938)
Effective tax rate	26.9%	1.2%
     The effective tax rate for the three months ended March 31, 2010 was driven by taxable income in many of our foreign jurisdiction as well as the United States. Our United States taxable income was offset by our ability to claim tax credits not usable with prior losses. The effective tax rate for the three months ended March 31, 2009 was impacted by an impairment of goodwill incurred during the first quarter of 2009, which is non-deductible for tax purposes.
     As of December 31, 2009, the balance of our tax contingencies was $15.0 million. If the $15.0 million of tax contingencies reverse, $6.9 million of our tax contingencies would affect our effective tax rate. There have been no significant changes to these amounts during the three months ended March 31, 2010. We had an immaterial amount of accrued interest and penalties at March 31, 2010. We do not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.
     Our tax returns are audited by United States, state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. We are subject to United States Federal income tax examinations for fiscal years 2006 and forward and are subject to U.S. state income tax examinations for fiscal years 2005 and forward.
     At March 31, 2010, we had gross deferred income tax assets of $28.1 million in the United States and $3.4 million in foreign jurisdictions, a significant portion of which relates to net operating losses and tax credit carryforwards, for which a valuation allowance of $5.0 million has been provided. The ultimate realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if we will realize the benefits of these deductible differences. As of March 31, 2010, the most significant factors considered in determining the realizability of these deferred tax assets and the amount of the valuation allowance was our taxable income or loss over the past three years (excluding the effect of the non-deductible goodwill charge recorded during the quarter ended March 31, 2009), the historical cyclicality of the markets in which we operate and our projected profitability during these cycles. To fully utilize our deferred tax assets, we would need to generate approximately $33.2 million in pre-tax income in the United States and $5.2 million in pre-tax income in foreign jurisdictions prior to the expiration of our net operating loss and tax credit carryforwards.
     Our tax rate is projected to be approximately 27% for the year ended December 31, 2010, which is a change from our 2009 tax rate of (6.2%). This change is primarily due to the reconfiguration of our legal entity structure completed during the three months ended December 31, 2009 and the ability to claim tax credits not usable with prior losses. The tax rate for the year ended December 31, 2009 resulted in a low benefit for the 2009 losses due to an impairment of goodwill recognized in the first quarter of 2009, which is non-deductible for United States tax purposes, as well as income recognized in the United States from the repatriation of cash from our subsidiary in Japan resulting in a low benefit for the 2009 losses. In 2009, the United States net operating losses and tax credits were fully reserved since we determined we would not realize the benefits of the deferred income tax assets described above.
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
     The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Numerator:
Net income (loss)	$6,217	$(79,763)

Denominator:
Basic	42,074	41,881
Assumed exercise of dilutive stock options and restricted stock units	606	—

Diluted	42,680	41,881

Income per common share:
Basic earnings (loss) per share	$0.15	$(1.90)
Diluted earnings (loss) per share	$0.15	$(1.90)
     Stock option grants and restricted stock units that were outstanding during the three month periods ended March 31, 2010 and 2009, but were excluded from the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive totaled 3.1 million and 3.8 million respectively.
NOTE 5. MARKETABLE SECURITIES
     Investment securities with original maturities of more than three months at time of purchase are considered marketable securities. Investment securities that are not liquid within twelve months are considered long-term investments.
     The composition of securities is as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Commercial paper	$2,998	$2,998	$3,996	$3,996
Treasury bills	7,014	7,019	—	—
Certificates of deposit	4,538	4,538	5,458	5,458
Corporate bonds/notes	6,126	6,126	7,034	7,028
Municipal bonds/notes	613	612	6,423	6,423
Agency bonds/notes	5,943	5,938	—	—
Auction rate securities	21,650	18,325	21,650	18,249
Put agreement	—	3,248	—	3,247

Total securities	$48,882	$48,804	$44,561	$44,401

     The maturities of the marketable securities as of March 31, 2010 are as follows:

	Earliest		Latest
Available for Sale:
Commercial paper	6/8/2010	to	9/8/2010
Treasury bills	8/19/2010	to	5/31/2011
Certificates of deposit	5/17/2010	to	9/8/2010
Corporate bonds/notes	6/3/2010	to	6/3/2011
Municipal bonds/notes	9/1/2010	to	9/1/2010
Agency Bonds	7/12/2010	to	4/18/2011
Auction Rate Securities:
Student loans	6/1/2034	to	11/1/2041
Other municipal holdings	2/15/2034	to	2/15/2034
Put agreement	6/30/2010	to	7/2/2012
     The value and liquidity of these securities are affected by market conditions as well as the ability of the issuer to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. The investments are expected to be liquidated in the next year.
     The fair values of cash and cash equivalents, which include investments in money market funds, are assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities.
     As of March 31, 2010, management does not believe that any of the underlying issuers of the available for sale securities, ARS, the insurers of the ARS, or the issuer of the Put Agreement are presently at risk or that the underlying credit quality of the issuers of the assets backing the ARS will affect the Company’s ability to realize the face value of the investments at June 30, 2010.
     Fair Value: Financial assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:
     Level 1: Inputs based on quoted market prices in active markets for identical assets or liabilities at the measurement date.
     Level 2: Quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.
     Level 3: Inputs reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.
     The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
		(In thousands)
Auction rate securities	$—	$—	$18,325	$18,325
Put agreement	—	—	3,248	3,248
Commercial paper	2,998	—	—	2,998
Treasury bills	7,019	—	—	7,019
Certificates of deposit	4,538	—	—	4,538
Corporate bonds/notes	6,126	—	—	6,126
Municipal bonds/notes	612	—	—	612
Agency bonds/notes	5,938	—	—	5,938

Total	$27,231	$—	$21,573	$48,804

     Investments in money market funds: We sometimes invest excess cash in money market funds not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company believes that the investments in money market funds are on deposit with credit worthy financial institutions and that the funds are highly liquid. The investments in money market funds are reported at fair value, with realized gains from interest income recorded in earnings and are included in “Cash and cash equivalents.” The fair values of our investments in money market funds are based on the quoted market prices for the net asset value of the various money market funds.
     Auction rate securities: Our investments include Auction Rate Securities (“ARS”) that are not readily convertible into cash until June 30, 2010. We executed a non-transferrable Auction Rate Securities Rights Agreement (the “Put Agreement”) with a financial institution that provides us with the ability to sell our ARS to the financial institution, at our sole discretion, and obligates the financial institution to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. We intend to exercise this right on June 30, 2010 and, therefore, have classified these securities as current.
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
     The net increase in fair value of the ARS and the Put Agreement during the quarter ended March 31, 2010 was $0.1 million.
     The following table reconciles the December 31, 2009 beginning and March 31, 2010 ending balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs:

	ARS	Put Agreement	Total
		(In thousands)
Balances at December 31, 2009	$18,249	$3,247	$21,496
Net realized gain (loss) included in other income	—	—	—
Purchases, sales, and settlements, net	—	—	—
Change in fair market value	76	1	77

Balances at March 31, 2010	$18,325	$3,248	$21,573

NOTE 6. INVENTORIES
     Inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Parts and raw materials	31,229	$25,962
Work in process	4,866	3,061
Finished goods	11,620	8,095

	$47,715	$37,118

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
     The Company has recorded raw material reserves of $10.7 million and finished good reserves of $0.3 million at March 31, 2010, and raw material reserves of $10.6 million and finished goods reserves of $0.4 million at December 31, 2009.
NOTE 7. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2010	2009
	(In thousands)
Buildings and land	$13,160	$13,251
Machinery and equipment	40,999	40,319
Computer and communication equipment	28,420	28,333
Furniture and fixtures	6,932	6,989
Vehicles	490	490
Leasehold improvements	29,228	29,234

	119,229	118,616
Less: Accumulated depreciation	(89,652)	(88,001)

	$29,577	$30,615

     Depreciation expense for the three months ended March 31, 2010 and 2009 was $1.7 million and $1.0 million, respectively.
NOTE 8. INTANGIBLE ASSETS
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
     Other intangible assets consisted of the following as of March 31, 2010:

		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life in
	Amount	Rates	Amortization	Amount	Years
	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,015	$1,543	$(8,558)	$—
Trademarks and other	8,604	2,975	(5,786)	5,793	17

Total amortizable intangibles	$15,619	$4,518	$(14,344)	$5,793

     Other intangible assets consisted of the following as of December 31, 2009:

		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life in
	Amount	Rates	Amortization	Amount	Years
	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,015	$1,543	$(8,558)	$—
Trademarks and other	8,604	3,042	(5,664)	5,982	17

Total amortizable intangibles	$15,619	$4,585	$(14,222)	$5,982

     Amortization expense related to intangible assets was $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. Amortization expense related to our acquired intangible assets fluctuates with changes in foreign currency exchange rates between the United States dollar and the Japanese yen.
     Estimated amortization expense related to amortizable intangibles for each of the five years 2010 through 2014 and thereafter is as follows (in thousands):

Year Ending December 31,
2010 (remaining)	$379
2011	505
2012	505
2013	505
2014	505
Thereafter	3,394

$5,793

     There was $63.3 million of impairment charges recorded in the first three months of fiscal 2009. As of March 31, 2010, we have no remaining goodwill recorded on our balance sheet.
NOTE 9. CREDIT LINE AGREEMENT
     On June 2, 2009, pursuant to the Put Agreement, we entered into a Credit Line Account Agreement with UBS Bank. The Credit Line Agreement provides us with an uncommitted, demand revolving line of credit (an intended “no net cost loan”) of $16.3 million (75% of par value of our ARS), as determined by UBS Bank in its sole discretion, which is secured by our ARS. Upon our request, UBS Bank may make one or more advances to us. Any interest expense that we incur on the no net cost loan is not expected to exceed the interest income that we receive on the ARS that we have pledged to UBS Bank. If the payments on our ARS are not sufficient to pay the accrued interest on such advances before a due date, UBS Bank may, in its sole discretion (1) capitalize unpaid interest as an additional advance or (2) require us to make payment of all accrued and unpaid interest. UBS Bank may demand full or partial payment of the no net cost loan, at its sole option and without cause, at any time. UBS Bank may also, at any time, in its discretion, terminate and cancel the no net cost loan. If at any time UBS Bank exercises its right of demand under certain sections of the Credit Line Agreement, then UBS Financial Services Inc. or one of its affiliates shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and the Credit Line Agreement will remain in full force and effect until such time as such alternative financing has been established. As of March 31, 2010, no advances were drawn against the line.
NOTE 10. WARRANTIES
     Provisions of our sales agreements include product warranties customary to these types of agreements, generally 18-24 months following installation. The provision for the estimated cost of warranty is recorded when revenue is recognized. The warranty provision is based on historical experience by product, configuration and geographic region. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Changes in accrued product warranties were as follows:

	2010	2009
	(in thousands)
Balance at beginning of period	$7,123	$6,189
Increases to accruals related to warranties during the period	2,384	843
Settlement of amounts accrued	(1,469)	(1,418)

Balance at March 31	$8,038	$5,614

NOTE 11. STOCK-BASED COMPENSATION
     We recognize stock-based compensation expense based on the fair value of awards issued. Stock-based compensation was $1.9 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.
Stock Options
     Stock option awards are granted with an exercise price equal to the market price of Advanced Energy’s stock at the date of grant, a four-year vesting schedule, and a term of 10 years.
     The fair value of options granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model and estimated forfeiture rate using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Risk-free interest rates	2.3%	1.9%
Expected dividend yield rates	0.0%	0.0%
Expected lives in years	5.8	5.6
Expected volatility	63.7%	63.4%
Expected forfeiture rate	27.0%	29.9%
     A summary of our stock option activity for the three months ended March 31, 2010 is as follows:

		Weighted-
		Average
	Shares	Exercise Price
	(In thousands, except share prices)
Options outstanding at December 31, 2009	4,826	$15.05
Options granted	352	15.65
Options exercised	(49)	10.50
Options cancelled	(83)	29.67

Options outstanding at March 31, 2010	5,046	14.90

Restricted Stock
     A summary of our non-vested Restricted Stock Units (“RSU”) activity for the three months ended March 31, 2010 is as follows:

Shares
(in thousands)
Non-vested RSUs outstanding December 31, 2009	385
RSUs granted	45
RSUs released	(39)
RSUs forfeited	(9)
Non-vested RSUs outstanding March 31, 2010	382
NOTE 12. COMPREHENSIVE INCOME
     Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, and net unrealized holding gains (losses) on available-for-sale investments as presented below:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income (loss)	$6,217	$(79,763)
Adjustments to arrive at comprehensive income (loss), net of taxes:
Unrealized holding gain (loss) on available-for-sale securities, net of taxes	3	(8)
Cumulative translation adjustment	(3,171)	(12,663)

Comprehensive income (loss)	$3,049	$(92,434)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME
     Accumulated other comprehensive income consisted of the following (in thousands):

Unrealized holding loss on available-for-sale securities:
Balance at December 31, 2009	$(3)
Unrealized holding losses, net of realized amounts reclassified to net income	3

Balance at March 31, 2010	0

Accumulated foreign currency translation adjustments:
Balance at December 31, 2009	27,411
Translation adjustments	(3,171)

Balance at March 31, 2010	24,240

Total accumulated other comprehensive income	$24,240

NOTE 14. COMMITMENTS AND CONTINGENCIES
     We are involved in disputes and legal actions from time to time in the ordinary course of our business.
     During 2008, the Customs Office of Taipei, Taiwan issued a series of orders to our Taiwanese subsidiary, Advanced Energy Taiwan, Ltd., requiring that certain of our products manufactured in mainland China and allegedly imported without proper authorization be removed from Taiwan. We have protested the orders based upon recent rulings of the Taiwan Bureau of Foreign Trade that the products were authorized for unrestricted import. We originally appealed the withdrawal order to the Taiwan High Administrative Court which ruled against us in May 2009. We then appealed that decision to the Taiwan Supreme Administrative Court and it remains pending. We have previously recorded a charge of $0.3 million as our best estimate of the amount we are likely to pay to resolve this matter. The maximum penalty related to this matter is $2.3 million if the Customs Office determines that all of our products were not in compliance with the removal orders. We believe the likelihood of the Customs Office determining that all of our products were not in compliance with the removal orders to be remote.
     We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation at March 31, 2010 under these arrangements is approximately $64.9 million. Substantially all amounts under these arrangements are due in the next twelve to eighteen months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated, settled or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We believe we have adequate provision for potential exposure related to inventory on order which may go unused.
NOTE 15. RELATED PARTY TRANSACTIONS
     The Company leases its executive offices and manufacturing facilities in Fort Collins, Colorado from two limited liability partnerships in which the Company’s Chairman of the Board of Directors holds an interest. The leases relating to these spaces expire in 2010, 2011 and 2016 and, each lease contains annual payments of approximately $1.0 million.
     For the three months ended March 31, 2010 and 2009, approximately $0.7 million and $0.7 million was paid attributable to these leases, respectively.
NOTE 16. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
     Our chief operating decision-makers manage our business as a single operating segment, which includes the design, manufacture, sale and support of industrial power conversion products that transform power into various usable forms. We have operations in the United States, Europe and Asia. Enterprise-wide disclosures about product revenues by geographic area and information relating to major customers are presented below. Revenues are attributed to individual countries based on location of the customer.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Sales to external customers:
United States	$43,329	$10,914
Asia	31,071	13,880
Europe	6,701	7,760
Other	451	73

Total Sales	$81,552	$32,627

     Sales to Applied Materials Inc., our largest customer, were $25.4 million, or 31%, of total sales, for the three months ended March 31, 2010. This was an increase from $5.4 million, or 17% of total sales, for the three months ended March 31, 2009. Our sales to Applied Materials include products used in semiconductor processing and solar, flat panel display and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.
     Our ten largest customers accounted for 63% of our sales in the three months ended March 31, 2010 and 54% of our sales in the three months ended March 31, 2009.
     As of March 31, 2010, Applied Materials, Inc. accounted for 21% of gross accounts receivable. As of March 31, 2009, ULVAC Technologies, Inc. accounted for 29% of gross accounts receivable. No other customer accounted for 10% or more of our gross accounts receivable as of March 31, 2010 or 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Statements
     The following discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
     Our products are used in diverse markets, applications and processes, including the manufacture of capital equipment for semiconductor devices, thin film renewable applications for solar panels and architectural glass and for other thin film applications including flat panel displays, data storage and other industrial product coatings as well as the commercial solar inverter market. These markets are driven primarily by worldwide demand for consumer electronics and can be cyclical in nature. Therefore, demand for our products and our financial results can change as demand for manufacturing equipment and services change in response to consumer demand. Other factors, such as global economic and market conditions and technological advances in fabrication processes can also have an impact on our financial results, both positively and negatively. We incurred net income for the three months ended March 31, 2010 of $6.2 million compared to a $79.8 million net loss for the three months ended March 31, 2009 which included a $63.3 million non-cash impairment of goodwill. After a challenging year in 2009 that was characterized by credit constraints in the financial markets and a weak global economy that negatively impacted all of the markets we serve, industry conditions drastically improved in the first quarter of 2010. While 2009 was characterized by a market posture of inventory reduction, the beginning of 2010 has been characterized by manufacturers’ efforts to acquire and secure component material to meet an increase in demand. This change of posture indicates that, for the near term, a recovery in our customers’ end markets is supporting their factories running at higher utilization rates. The sustainability of this recovery in our customers’ end markets remains uncertain; however, we currently anticipate that orders and net sales will increase in the second quarter and remain strong throughout 2010. Additional, we believe our commitment to invest in new technology despite the challenging market conditions that were prevalent in 2009, helped position us for the growth we are experiencing during the current recovery.
     In response to the challenging economic environment that was pervasive in 2009, we implemented cost reduction efforts to better align our cost structure with our revenue expectations. Some of the cost reductions were permanent in nature, such as consolidation of facilities on a worldwide basis. Overall in 2009, we reduced our global workforce by approximately 363 people, or 22% of total headcount, driving a cost savings of $15.1 million during the year. The cost savings included approximately $6.5 million as a reduction in cost of goods sold, approximately $5.7 million as a reduction of research and development costs and approximately $2.7 million as a reduction of selling, general and administrative costs.
     In 2009, we also implemented cost-cutting initiatives that were temporary in nature. These activities included cuts in discretionary spending, such as travel and professional fees, as well as pay cuts for management-level personnel, a reduction in Board of Directors fees, company-wide shutdowns and employee benefit cuts. Some of these temporary cuts, primarily those related to company-wide shutdowns, management salary reductions and Board of Directors fees, have been reversed beginning in the first quarter of 2010. We remain cautious regarding the sustainability of the positive trends in end market demand for our products, and, therefore, continue to closely monitor the discretionary spending mentioned above.

     Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our consolidated financial statements in Part I, Item 1 of this report, including the notes thereto.
Business Acquisition
     On May 3, 2010, Advanced Energy acquired PV Powered, Inc., a privately held Oregon corporation (“PV Powered”) and a leading solar inverter company based in Bend, Oregon, pursuant to an Agreement and Plan of Merger dated March 24, 2010 among Advanced Energy, PV Powered and Neptune Acquisition Sub, Inc. (“Acquisition Sub”), an Oregon corporation and wholly-owned subsidiary of Advanced Energy and Amendment No. 1 to Agreement and Plan of Merger dated April 21, 2010 (together with the Agreement and Plan of Merger, the “Merger Agreement”). Pursuant to the Merger Agreement, Acquisition Sub merged with and into PV Powered, with PV Powered being the surviving corporation and a wholly-owned subsidiary of Advanced Energy (the “Merger”).
     Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, shareholders of PV Powered received in the aggregate cash in the amount of $35 million minus certain closing date indebtedness and unsatisfied transaction costs, plus $15 million in shares of common stock of Advanced Energy. Additional cash consideration in an amount of up to $40 million is payable to the shareholders of PV Powered if certain financial targets are met during the year ending December 31, 2010. The cash consideration paid in the Merger came from existing cash and investments, as will any additional cash consideration payable if the 2010 financial targets are met. We intend to file a registration statement within 60 days of the closing of the Merger to register the public resale of the shares issued to the former shareholders of PV Powered in the Merger.
     The cost of the acquisition may increase or decrease based on the final amount payable to the former shareholders of PV Powered related to the financial targets to be met during the year ending December 31, 2010. If PV Powered’s commercial revenue exceeds $10 million during 2010 and PV Powered maintains a related commercial gross profit margin of at least 28%, the former shareholders will be entitled to receive an additional $1 of consideration for each $1 of commercial revenue over $10 million up to $40 million. We have not determined the probability of our payment of the additional consideration to PV Powered’s former shareholders. Advanced Energy is in the process of finalizing valuations of property, plant, and equipment, other intangibles, and estimates of liabilities associated with the acquisition and expects to complete the acquisition accounting and required disclosures prior to December 31, 2010.
     PV Powered is a leading manufacturer of grid-tied PV inverters in the residential, commercial and utility-scale markets. PV Powered manufactures high-reliability transformer-based PV inverters utilized in commercial roof top and ground mount systems in the North American market. PV Powered has approximately 90 employees and recognized $21 million of revenues in 2009. Its inverters range in size from 30kw to 260kw for the commercial market and 1kw to 5kw for the residential market, with market leading efficiency ratings.
     PV Powered will continue to operate out of its facilities in Bend, Oregon as a subsidiary of Advanced Energy. The acquisition of PV Powered enables us to offer the solar inverter market a more complete suite of products in power ranges and increases the number of solar array opportunities for which our products can be considered for purchase.
Results of Operations
SALES
     The following tables summarize net sales, and percentages of net sales, by market type for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/	Percent
	2010	2009	(Decrease)	Change
	(in thousands)
Semiconductor capital equipment market	$48,622	$9,580	$39,042	407.6%
Non-semiconductor capital equipment	21,457	15,332	6,125	39.9%
Global support	11,473	7,715	3,758	48.7%

Total sales	$81,552	$32,627	$48,925	150.0%

	Three Months Ended March 31,
	2010	2009
Percent of total sales:
Semiconductor capital equipment market	59.6%	29.4%
Non-semiconductor capital equipment	26.3%	47.0%
Global support	14.1%	23.6%

Total sales	100.0%	100.0%

     Sales for the first quarter of 2010 increased 150.0% to $81.6 million from $32.6 million in the first quarter of 2009. The increase in sales for the period was driven primarily by a recovery in all of the end markets that we serve, most notably in the semiconductor capital equipment market. This recovery began to occur in the second half of 2009 and continued into the first quarter of 2010.
     In the three months ended March 31, 2010, semiconductor sales rose 407.6% to $48.6 million, or 59.6% of sales, from $9.6 million, or 29.4% of sales. Momentum in the semiconductor capital equipment market drove the majority of the growth, continuing a three-quarter trend of over 40% expansion in that market. We anticipate continued growth in the semiconductor capital market in the second quarter of 2010, reflecting customers’ increased production levels in response to higher end-user demand for products that use semiconductors, therefore, driving the need for capacity expansion as well as new technology investments.
     Sales to the non-semiconductor capital equipment markets increased 39.9% to $21.5 million, or 26.3% of sales, for the three months ended March 31, 2010 compared to $15.3 million, or 47.0% of sales, for the three months ended March 31, 2009. The increase in non-semiconductor sales was due to a general recovery in the flat panel display market that drove increased production levels to support higher end-user demand, as well as increased sales of our solar products, primarily our commercial solar inverter.
     The markets that comprise our non-semiconductor capital equipment markets include solar, flat panel display, data storage, architectural glass and other industrial thin-film manufacturing equipment. Our customers in these markets, other than the solar market, are predominantly large original equipment manufacturers (OEM’s) for new equipment. Our customers in the solar market are predominantly large system integrators, independent power producers and public utilities.
     Sales to customers in the solar market increased in terms of dollars to $7.3 million, or 8.9% of total sales, for the three months ended March 31, 2010 as compared to $6.2 million, or 19.0% of total sales, for the three months ended March 31, 2009. The increase was driven primarily by sales of our commercial solar inverter product, which begun to achieve market traction in late 2009 that has continued into 2010. Our solar products are used in the thin-film deposition process for solar cell production, such as amorphous silicon, polysilicon, amorphous-microcrystalline silicon, cadmium telluride (CdTe), copper indium gallium selenide (CIGS) and copper indium selenide (CIS). Sales of our Solaron ® solar inverter, which converts DC power generated by the solar panel to AC power, are included in sales to the solar market.
     Solar panel manufacturers installed substantial panel manufacturing capacity over the past three years and as a result of declining panel sales caused in part by the global recession of 2008 and 2009, had built significant inventory. These manufacturers have since worked through this excess inventory and the market is now entering into a period of expansion. This expansion, although slow, has been characterized by solar array projects of larger megawatt output and, therefore, increases the demand for solar panels. As a result, demand for our equipment used in the thin-film deposition process within the manufacture of solar panels as well as our commercial solar inverter has increased. Additionally, we have begun penetrating two geographic markets in which we have not previously had a presence, the European market through sales to OEMs and the China market through sales to end users. As a result of these conditions, we expect to experience increasing growth in our solar markets next quarter and throughout 2010.
     Global support revenue grew 48.7% to $11.5 million, or 14.1% of total sales, for the three months ended March 31, 2010, compared to $7.7 million, representing 23.6% of sales, for the three months ended March 31, 2009. The increase in global support sales was due to an increase in factory utilization by our customers, which drove demand for repairs on previously idle lines and spare parts.
GROSS PROFIT
     Our gross profit was $33.1 million, or 40.6% of sales, for the three months ended March 31, 2010, as compared to $6.4 million, or 19.6% of sales for the three months ended March 31, 2009. The large increase in terms of dollars and percentage of sales was due to an overall boost in production volume and full factory absorption as our customers’ end market demand improved exponentially over levels seen throughout 2009 as well as reduced warranty costs resulting from improved quality and lower expected future warranty claims. This increased demand helped us take advantage of efficiencies and operating leverage gained through cost controls implemented in 2009. During the three months ended March 31, 2010, we also reversed pay cuts implemented during 2008 and 2009 and ended any factory shut downs. We expect our gross profit to remain in a similar range during the second quarter of 2010; however, our visibility beyond that point is still unclear and we will continue to closely monitor our need to increase personnel costs and discretionary spending within our factory operations.
RESEARCH AND DEVELOPMENT EXPENSES
     The markets we serve constantly present us with opportunities to develop our products for new or emerging applications and require technological changes to achieve higher performance, lower cost and provide other attributes that will advance our customers’ products. We believe that continued and timely development of new and differentiated products, as well as enhancements to existing products to support customer requirements, is critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue. All of our research and development costs have been expensed as incurred.
     Research and development expenses for the three months ended March 31, 2010 were $11.6 million, or 14.2% of sales, as compared to $11.1 million, or 34.0% of sales, for the three months ended March 31, 2009.
     The increase in research and development expenses of $0.5 million in the three months ended March 31, 2010 as compared to the same period in 2009 was driven primarily by slight increases in personnel costs, including the reversal of the temporary cost control efforts described earlier in this section, outside consulting and travel. Although we continue to focus on new product development, we have maintained a very cautious approach to our discretionary spending and have also imposed more effective spending controls related to engineering projects. We anticipate that research and development expenses will remain within their current range in the second quarter of 2010.
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
     Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2010 were $13.3 million, or 16.3% of sales, as compared to $9.4 million, or 28.8% of sales, in the three months ended March 31, 2009.
     The increase in SG&A expenses of $3.9 million in the three months ended March 31, 2010 as compared to the same period in 2009 was primarily driven by increases in sales personnel and travel expenses that were necessary to meet the expectations and demands of our global customers, increased personnel costs related to the reversal of the temporary cost control efforts described earlier in this section, as well as the recording of a quarter’s worth of employee bonuses totaling $1.7 million. We also incurred $0.3 million of costs related to the acquisition of PV Powered during the first quarter of 2010. Although we are aware of the growing needs of our customers during this period of revenue growth, we will continue to closely scrutinize and monitor increases to these expenses throughout the year to ensure that we remain aligned with our revenue expectations.
GOODWILL IMPAIRMENT CHARGE
     There was $63.3 million of impairment charges recorded in the first three months of fiscal 2009. As of March 31, 2010, we have no remaining goodwill recorded on our balance sheet.
RESTRUCTURING CHARGES
     There were no restructuring costs during the three months ended March 31, 2010, as compared to $3.4 million in restructuring costs in the three months ended March 31, 2009. Overall in 2009, we reduced our global workforce by approximately 363 people, or 22% of total headcount, driving a cost savings of $15.1 million during the year.
     We continue to look for ways to make our global workforce more efficient and effective, which may lead to additional cost reduction activities in the future.
OTHER INCOME, NET
     Other income, net consists primarily of investment income and expense and foreign exchange gains and losses. Other income, net was $0.4 million for the three months ended March 31, 2010, as compared to $0.3 million for the three months ended March 31, 2009. The increase was due to changes in foreign exchange rates. Foreign exchange rates of the Japanese Yen and Euro strengthened against the United States Dollar during the first quarter of 2009. That scenario reversed itself to some extent in the current period and the impact of foreign exchange on our results of operation was immaterial in the three months ended March 31, 2010.
PROVISION (BENEFIT) FOR INCOME TAXES
     For the three months ended March 31, 2010, we have taxable income in the United States. Management determined that no decrease to the valuation allowance of $5.0 million was necessary. The ultimate realization of our overall deferred tax assets is dependent upon the generation of approximately $33.2 million of future taxable income in the United States, the timing and amount of which is uncertain. We assess the recoverability of our net deferred tax assets on a quarterly basis. If our expectation of future realization of our deferred tax assets changes, we will adjust the valuation allowance with a corresponding change in income tax expense in such period.
     We recorded an income tax provision for the three months ended March 31, 2010 of $2.3 million, which related to taxable income in many of our foreign jurisdictions as well as the United States. We recorded a tax benefit of $0.9 million for the three months ended March 31, 2009. The tax rate for the year ended December 31, 2009 was impacted by an impairment of goodwill recognized in the first quarter of 2009, which is non-deductible for United States tax purposes.
     The tax expense for the three months ended March 31, 2010 represented an effective tax rate of 26.9% as compared to an effective tax rate of 1.2% for the three months ended March 31, 2009. The change in the current three month effective tax rate as compared to the rate for the three months ended March 31, 2009, resulted primarily from taxable income in many of our foreign jurisdictions as well as the United States. Our United States taxable income was offset by our ability to claim tax credits not usable with prior losses. The effective tax rate for the three months ended March 31, 2009 was impacted by an impairment of goodwill incurred during the first quarter of 2009, which is non-deductible for tax purposes.
     Our future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of our pre-tax income. We carefully monitor these factors and timely adjust our effective income tax rate accordingly.
Liquidity and Capital Resources
     Our ability to fund working capital, acquisitions, capital expenditures and product development efforts will depend on our ability to generate cash from operating activities which in turn is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash levels and available liquidity from our Credit Line Agreement and Put Agreement.
CASH FLOWS
     Cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	$(11,377)	$997
Net cash provided by (used in) investing activities	(5,201)	2,853
Net cash provided by (used in) financing activities	507	(29)
Effect of currency translation on cash	(2,398)	(4,860)

Net change in cash and cash equivalents	(18,469)	(1,039)
Cash and equivalents, beginning of the year	133,106	116,448

Cash and equivalents,end of the period	$114,636	$115,409

     Net cash flows provided by (used in) operating activities decreased by $12.4 million to $11.4 million used in operating activities for the three month period ended March 31, 2010 compared to $1 million provided by operating activities for the same period of 2009. This decrease was driven by growth in accounts receivable, inventory, accounts payable, accrued bonuses and income taxes to support increases in sales in the three months ended March 31, 2010 compared to the same period of 2009. As credit and the economy began to improve during 2009 and the first quarter of fiscal 2010, we continue to believe that adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe the restructuring and other cost reduction actions we took during 2008 and 2009 will permit us to continue to generate adequate cash flow from operations. We believe that this level of cash generation, together with our existing cash and available borrowings, will adequately support our operations.
     Net cash flows provided by (used in) investing activities decreased by $8.0 million to $5.2 million used in investing activities for the three month period ended March 31, 2010 compared to $2.9 million provided by investing activities for the same period of 2009. During the three months ended March 31, 2010, we purchased $4.4 million, net, of marketable securities. During the three months ended March 31, 2009 we sold $3.5 million of marketable securities, net.
     At March 31, 2010, our ARS, whose underlying assets are primarily student loans originated under the Federal

Family Education Loan Program (“FFELP”), had a fair value of $21.6 million. FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the United States Department of Education. The remaining portion of our portfolio is held in municipal securities. Since February 2008, auctions for these securities have failed to settle, causing us to hold the securities longer than originally intended. In November 2008, we executed a non-transferrable auction rate securities rights agreement (the “Put Agreement”) and expect to liquidate all of our remaining ARS at par beginning on or shortly after June 30, 2010 when our rights under the agreement are effective. Since the period for which this Put Agreement is effective within twelve months and it is management’s intent to liquidate the securities on the effective date, we have reclassified our ARS from long-term assets to current assets. We do not expect to incur any loss of principal; however, until we liquidate our ARS, we will recognize any change in fair value of the ARS in earnings. We expect the subsequent changes in the value of the Put Agreement will largely offset any subsequent fair value changes of the ARS, subject to the continued performance by the financial institution of its obligations under the Put Agreement. Other than via the Put Agreement, the principal could become available pursuant to one of three different scenarios: (1) the ARS is called; (2) auctions resume and are successful; or (3) the principal reaches maturity.
     On June 2, 2009, pursuant to the Put Agreement, we entered into a Credit Line Account Agreement with UBS Bank. At March 31, 2010, the Credit Line Agreement provides us with an uncommitted, demand revolving line of credit (an intended “no net cost loan”) of $16.3 million (75% of par value of our ARS), as determined by UBS Bank in its sole discretion, which is secured by our ARS. Upon our request, UBS Bank may make one or more advances to us. Any interest expense that we incur on the no net cost loan is not expected to exceed the interest income that we receive on the ARS that we have pledged to UBS Bank. If the payments on our ARS are not sufficient to pay the accrued interest on such advances before a due date, UBS Bank may, in its sole discretion (1) capitalize unpaid interest as an additional advance or (2) require us to make payment of all accrued and unpaid interest. UBS Bank may demand full or partial payment of the no net cost loan, at its sole option and without cause, at any time. UBS Bank may also, at any time, in its discretion, terminate and cancel the no net cost loan. If at any time UBS Bank exercises its right of demand under certain sections of the Credit Line Agreement, then UBS Financial Services Inc. or one of its affiliates shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and the Credit Line Agreement will remain in full force and effect until such time as such alternative financing has been established. As of March 31, 2010, no advances were drawn against the line.
     Capital expenditures increased by $0.2 million during the three months ended March 31, 2010 to $0.8 million compared to $0.6 million during the same period in 2009. We intend to continue to acquire testing equipment to sustain our engineering and new product development efforts as well as capacity expansion for the production of inverters, which will increase as a result of our acquisition of PV Powered. Future capital expenditures are expected to be funded through cash flows from operations and borrowings under our Credit Line agreement.
     Net cash flows provided by (used in) financing activities increased by $0.5 million to $0.5 million during the three months ended March 31, 2010 compared to the same period in 2009. During the three months ended March 31, 2010, $0.5 million of stock options were exercised. There was no exercise of stock options in the same period last year.
     Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, shareholders of PV Powered received in the aggregate cash in the amount of $35 million minus certain closing date indebtedness and outstanding transaction costs, plus $15 million in shares of common stock of Advanced Energy. Additional cash consideration in an amount of up to $40 million is payable to the former shareholders of PV Powered if certain financial targets are met during the year ending December 31, 2010. The cash consideration paid in the Merger came from existing cash and investments, as will any additional cash consideration payable if the 2010 financial targets are met. We intend to file a registration statement within 60 days of the closing of the Merger to register the public resale of the shares issued to the former shareholders of PV Powered in the Merger.
     At March 31, 2010, we had $163.4 million in cash, cash equivalents and marketable securities, including our ARS and the Put Agreement. We believe that our current cash levels, available liquidity from our Credit Line Agreement and cash flows from future operations will be adequate to meet anticipated working capital needs, capital expenditures, acquisition and contractual obligations for the foreseeable future.
Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and

Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, include estimates for warranty costs, excess and obsolete inventory, allowance for doubtful accounts, fair value of investments and provision for income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
     Our management discusses the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors at least annually. The Company will discuss the adoption of new accounting policies or changes to existing policies at interim dates if considered necessary.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our market risk exposure relates to changes in interest rates in our investment portfolio. We generally place our investments with high-credit quality issuers and, by policy, are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2010, our investments consisted primarily of commercial paper, treasury bills, certificates of deposit, corporate bonds, municipal bonds, agency bonds, auction rate securities and notes and institutional money markets.
     As a measurement of the sensitivity of our portfolio, if interest rates were to fluctuate by 100 basis points, the impact on total yield would be approximately $0.2 million.
Auction Rate Securities Risk
     We face market risk exposure associated with our investments in auction rate securities (“ARS”). Our investments in auction rate securities are classified as trading securities and were recorded at fair value of $18.3 million at March 31, 2010. The underlying securities related to these investments are student loans, which accounted for $16.6 million of the recorded fair value, and other municipal holdings, which accounted for the remaining $1.7 million of the recorded fair value. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. As a result of current negative conditions in the global credit markets, since February 2008, the large majority of the auctions for our investment in these securities have failed to settle, causing us to continue to hold the securities. Based on the estimated fair value of the ARS, during the three months ended March 31, 2010, we recorded an unrealized gain on these securities of approximately $0.1 million, reflecting the increase in the estimated fair value of these securities. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of these investments. If current market conditions deteriorate further, we may be required to record additional losses.
     As discussed above, we have a non-transferrable auction rate securities rights agreement (the “Put Agreement”) with a financial institution that provides us with the ability to sell certain of our ARS to the financial institution, at our sole discretion, and obligates the financial institution to purchase such ARS, at par during the period June 30, 2010 through July 2, 2012. The Put Agreement had a fair value of $3.2 million at March 31, 2010. The benefits of the Put Agreement are subject to the continued performance by the financial institution of its obligations under the agreement.
Foreign Currency Exchange Rate Risk
     We transact business in various foreign countries. Our primary foreign currency cash flows are generated in countries in Asia and Europe. It is highly uncertain how currency exchange rates will fluctuate in the future.
     See the “Risk Factors” set forth in Part II, Item 1A of our Annual Report on Form 10-K for more information about the market risks to which we are exposed. There were no material changes in our exposure to market risk from December 31, 2009.
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

     As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in disputes and legal actions from time to time in the ordinary course of our business. There have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2009 Form 10-K for the year ended December 31, 2009.
ITEM 1A. RISK FACTORS
     Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 describes some of the risks and uncertainties associated with our business. The risk factors set forth below update such disclosures. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties also may impact the accuracy of forward-looking statements included in this Form 10-Q and other reports we file with the Securities and Exchange Commission.
     The risk factors set forth below have been updated from/added to those previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K.
Our Chairman of the Board owns a significant percentage of our outstanding common stock, which could enable him to influence our business and affairs, and future sales of our common stock by our Chairman of the Board may negatively affect the market price of our common stock.
     Douglas S. Schatz, our Chairman of the Board, beneficially owned approximately 13% of our outstanding common stock as of May 3, 2010. This stockholding gives Mr. Schatz significant voting power and influence. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to influence our business affairs for the foreseeable future in a manner with which our other stockholders may not agree. In addition, the sale of a substantial amount of the shares beneficially owned by him could negatively affect the market price of our common stock.
     On April 27, 2010, Mr. Schatz and his wife Jill E. Schatz, as trustees of The Douglas S. Schatz and Jill E. Schatz Family Trust U/A DTD 3/26/02 (the “Trust”), adopted a selling plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Plan”), which provides for the sale of up to a total of $9,000,000 in shares of common stock of the Company beginning May 12, 2010. Shares will be sold under the Plan on the open market at prevailing market prices and subject to minimum price thresholds specified in such Plan. The Plan will terminate on July 30, 2010, even if all shares subject to the Plan have not been sold. The Plan was established as part of the Mr. and Mrs. Schatz’s personal long term strategy for asset diversification and liquidity. Rule 10b5-1 permits officers and directors of public companies to adopt pre-determined plans for buying or selling specified amounts of stock if the plan is adopted at a time when the purchaser or seller is not aware of any material non-public information.
Activities necessary to integrate acquisitions may result in costs in excess of current expectations or be less successful than anticipated.
     We recently acquired PV Powered, Inc. and we may acquire other businesses in the future. The success of such transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first enter into an acquisition transaction. If actual integration costs are higher than amounts assumed, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations and cash flows could be materially adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
Agreement with Elwood Spedden
     On May 3, 2010, the Company entered into a one-year Advisory Agreement with Elwood Spedden, then a director of the Company. As previously disclosed, Mr. Spedden notified the Company in March 2010 of his intent to retire from the Board of Directors of the Company at the end of his current term, which expired at the annual meeting of stockholders held on May 4, 2010. Pursuant to the terms of the Advisory Agreement, Mr. Spedden will render executive advisory services to Dr. Hans Betz, the Company’s Chief Executive Officer, and Mr. Spedden will receive cash compensation of $35,000 for the one-year term of the Advisory Agreement, payable in quarterly installments. Options and restricted stock units held by Mr. Spedden immediately prior to his retirement as a director of the Company will continue to vest and be exercisable, as applicable, until he ceases to provide advisory services to the Company under the terms of the Advisory Agreement. The Advisory Agreement was effective on May 4, 2010 and expires on May 4, 2011.
Annual Meeting
     We held our 2010 Annual Meeting of Stockholders on Tuesday, May 4, 2010 to vote on four proposals. Proxy statements were sent to all shareholders.
     The first proposal was for the election of the following eight directors: Douglas S. Schatz, Frederick A. Ball, Richard P. Beck, Hans Georg Betz, Trung T. Doan, Edward C. Grady, Thomas M. Rohrs, and Terry Hudgens. There were no broker non-votes with respect to the election of directors. All eight directors were elected with the following votes tabulated:

	For	Withhold	Broker Non Votes
Douglas S. Schatz	35,964,739	479,487	3,120,840
Fredrick A. Ball	36,234,188	210,038	3,120,840
Richard P. Beck	34,414,759	2,029,467	3,120,840
Hans Georg Betz	35,984,917	459,309	3,120,840
Trung T. Doan	36,127,757	316,469	3,120,840
Edward C. Grady	36,084,615	359,611	3,120,840
Terry Hudgens	36,351,269	92,957	3,120,840
Thomas M. Rohrs	36,128,863	315,363	3,120,840
     The second proposal was the ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for 2010. The appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm was ratified with the following votes tabulated:

For	Against	Abstain	Broker Non- Vote
39,516,552	47,271	1,243	0
     The third proposal was for approval of an increase in the total number of shares of common stock authorized for issuance under the 2008 Omnibus Incentive Plan from 3,500,000 shares to 7,500,000 shares.

For	Against	Abstain	Broker Non- Vote
27,850,405	6,475,816	2,118,005	3,120,840
     The fourth proposal was for approval of an increase in the total number of shares of common stock authorized for issuance under the Employee Stock Purchase Plan from 500,000 to 1,000,000.

For	Against	Abstain	Broker Non-Vote
32,234,541	2,094,332	2,115,353	3,120,840

ITEM 6. EXHIBITS

10.1	Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of March 24, 2010.(1)

10.2	Amendment No. 1 to Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of April 21, 2010.(2)

10.3	Advisory Agreement by and between Advanced Energy Industries, Inc. and Elwood Spedden, dated as of May 3, 2010.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed March 24, 2010.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 22, 2010.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.
Dated: May 5, 2010	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

10.1	Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of March 24, 2010.(1)

10.2	Amendment No. 1 to Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of April 21, 2010.(2)

10.3	Advisory Agreement by and between Advanced Energy Industries, Inc. and Elwood Spedden, dated as of May 3, 2010.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed March 24, 2010.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 22, 2010.