Form 10-Q
period 2010-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2010-08-05
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of August 3, 2010, there were 43,249,657 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,795	$133,106
Marketable securities	12,066	44,401
Accounts receivable, net of allowances of $3,228 and $1,470, respectively	75,175	50,267
Inventories	56,611	28,567
Deferred income tax assets	9,183	9,222
Income taxes receivable	3,245	—
Assets of business held for sale	30,180	26,460
Other current assets	7,533	5,641

Total current assets	310,788	297,664
PROPERTY AND EQUIPMENT, net	22,244	18,687
OTHER ASSETS:
Deposits and other	8,814	9,295
Goodwill	47,920	—
Other intangible assets, net	50,219	—
Deferred income tax assets	20,268	19,479

Total assets	$460,253	$345,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,549	$23,802
Income taxes payable	—	3,503
Accrued payroll and employee benefits	11,583	6,118
Accrued warranty expense	5,818	7,005
Other accrued expenses	7,604	4,277
Customer deposits and deferred revenue	5,746	3,152
Acquisition related contingent liability	38,967	—
Liabilities of business held for sale	1,493	1,477

Total current liabilities	106,760	49,334

LONG-TERM LIABILITIES:
Deferred income tax liabilities	18,746	1,200
Uncertain tax positions	15,519	14,987
Accrued warranty expense	3,815	—
Other long-term liabilities	4,780	1,270

Total liabilities	149,620	66,791

Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—

Common stock, $0.001 par value, 70,000 shares authorized; 43,185 and 42,044 shares issued and outstanding, respectively
	43	42
Additional paid-in capital	252,530	233,623
Retained earnings	37,097	17,261
Accumulated other comprehensive income	20,963	27,408

Total stockholders’ equity	310,633	278,334

Total liabilities and stockholders’ equity	$460,253	$345,125

*	Amounts as of June 30, 2010 are unaudited. Amounts as of December 31, 2009 are derived from the December 31, 2009 audited consolidated financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
SALES	$100,107	$31,551	$169,794	$60,313
COST OF SALES	55,548	24,619	96,028	47,647

GROSS PROFIT	44,559	6,932	73,766	12,666

OPERATING EXPENSES:
Research and development	13,515	10,308	24,657	20,965
Selling, general and administrative	17,183	9,359	29,412	17,922
Impairment of goodwill	—	—	—	63,260
Amortization of intangible assets	767	—	767	102
Restructuring charges	—	739	—	4,135

Total operating expenses	31,465	20,406	54,836	106,384

INCOME (LOSS) FROM CONTINUING OPERATIONS	13,094	(13,474)	18,930	(93,718)
OTHER INCOME, NET	220	627	605	909

Income (loss) from continuing operations before income taxes	13,314	(12,847)	19,535	(92,809)
PROVISION FOR INCOME TAXES	1,857	2,970	3,228	2,328

Earnings (loss) from continuing operations	11,457	(15,817)	16,307	(95,136)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME	2,162	(217)	3,529	(661)

NET INCOME (LOSS)	$13,619	$(16,034)	$19,836	$(95,797)

BASIC WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	42,806	41,948	42,440	41,915
DILUTED WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	43,327	41,948	43,004	41,915

EARNINGS PER SHARE:
CONTINUING OPERATIONS:
BASIC EARNINGS (LOSS) PER SHARE	$0.27	$(0.38)	$0.38	$(2.27)
DILUTED EARNINGS (LOSS) PER SHARE	$0.26	$(0.38)	$0.38	$(2.27)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
BASIC EARNINGS (LOSS) PER SHARE	$0.05	$(0.01)	$0.08	$(0.02)
DILUTED EARNINGS (LOSS) PER SHARE	$0.05	$(0.01)	$0.08	$(0.02)

NET INCOME (LOSS):
BASIC EARNINGS (LOSS) PER SHARE	$0.32	$(0.38)	$0.47	$(2.28)
DILUTED EARNINGS (LOSS) PER SHARE	$0.31	$(0.38)	$0.46	$(2.28)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,836	$(95,797)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	4,709	3,936
Goodwill impairment charge	—	63,260
Stock-based compensation expense	3,820	2,904
Provision (benefit) for deferred income taxes	1,351	(681)
Restructuring charges	—	4,135
Net loss on disposal of assets	—	165
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(20,526)	23,069
Inventories	(23,709)	6,628
Other current assets	(1,708)	162
Accounts payable	6,196	(221)
Other current liabilities and accrued expenses	12,282	(8,850)
Income taxes	(6,788)	2,277
Non-current assets	493	(1,804)
Non-current liabilities	133	(235)

Net cash used in operating activities	(3,911)	(1,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(106,152)	(141,559)
Proceeds from sale of marketable securities	138,519	165,996
Purchase of PV Powered, Inc., net of cash acquired	(35,977)	—
Purchase of property and equipment	(2,932)	(1,402)

Net cash provided by (used in) investing activities	(6,542)	23,035

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(65)	(52)

Proceeds from exercise of stock options	401	100

Net cash provided by financing activities	336	48

EFFECT OF CURRENCY TRANSLATION ON CASH	(6,194)	(1,063)

INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	(16,311)	20,968
CASH AND CASH EQUIVALENTS, beginning of period	133,106	116,448

CASH AND CASH EQUIVALENTS, end of period	$116,795	$137,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$23	$2
Cash paid for income taxes	11,445	1,551
Cash received for refunds of income taxes	1,667	—
Cash held in banks outside the United States	27,788	69,183

NONCASH TRANSACTIONS:
Common stock issued as partial consideration for PV Powered acquisition	14,690	—
Contingent liabililty accrued as part of PV Powered acquisition	38,967	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (“we”, “us”, “our”, “Advanced Energy”, or the “Company”) at June 30, 2010, and the results of our operations and cash flows for the three and six months ended June 30, 2010 and 2009.
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
     ESTIMATES AND ASSUMPTIONS — The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, establishing the fair value of investments, the fair value and forfeiture rate of stock-based compensation, accounting for income taxes and assessing excess and obsolete inventory. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
     RECLASSIFICATIONS — In June 2010, the Company approved a plan to sell its Aera® mass flow control and related product lines (“gas flow control business”) in Hachioji, Japan (see Note 2, Business Acquisition and Disposition). Accordingly, the financial results of the gas flow control business have been retroactively reclassified as discontinued operations.
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
     From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our Consolidated Financial Statements upon adoption.

NOTE 2. BUSINESS ACQUISITION AND DISPOSITION
Acquisition
     On May 3, 2010, Advanced Energy acquired PV Powered, Inc., a privately-held Oregon corporation (“PV Powered”) and a leading solar inverter company based in Bend, Oregon, pursuant to an Agreement and Plan of Merger dated March 24, 2010 between Advanced Energy, PV Powered and Neptune Acquisition Sub, Inc. (“Acquisition Sub”), an Oregon corporation and wholly-owned subsidiary of Advanced Energy, and Amendment No. 1 to the Agreement and Plan of Merger dated April 21, 2010 (together with the Agreement and Plan of Merger, the “Merger Agreement”). Pursuant to the Merger Agreement, Acquisition Sub merged with and into PV Powered, with PV Powered being the surviving corporation and a wholly-owned subsidiary of Advanced Energy (the “Merger” or “Acquisition”).
     Advanced Energy acquired all of the outstanding PV Powered common stock for total consideration with a fair value of approximately $89.6 million on May 3, 2010 consisting of approximately $36.0 million of cash, net of cash acquired, Advanced Energy common stock with a market value of approximately $14.7 million and contingent consideration payable to the former shareholders of PV Powered if certain financial targets are met during the year ending December 31, 2010 with an estimated fair value of approximately $39.0 million as of May 3, 2010.
     Shareholders of PV Powered received approximately $36.7 million of cash less certain closing date indebtedness plus approximately 1.0 million shares of Advanced Energy common stock for PV Powered’s common stock, options and warrants outstanding as of May 3, 2010. Fractional shares generated by the conversion were settled for cash. Additional cash consideration in an amount of up to $40.0 million is payable to the shareholders of PV Powered if certain financial targets are met during the year ended December 31, 2010. The fair value of the $40.0 million of contingent consideration was estimated to be $39.0 million as of May 3, 2010 based on a projected cash payout of $39.4 million in February 2011.
     PV Powered is a leading manufacturer of grid-tied PV inverters in the residential, commercial and utility-scale markets. PV Powered manufactures high-reliability transformer-based Photovoltaic (“PV”) inverters utilized in residential, commercial roof top and ground mount systems in the North American market. PV Powered has approximately 90 employees and recognized $21.4 million of revenues in 2009. Its inverters range in size from 30kw to 260kw for the commercial market and 1kw to 5kw for the residential market, with market leading efficiency ratings.
     PV Powered will continue to operate out of its facilities in Bend, Oregon as a subsidiary of Advanced Energy. The acquisition of PV Powered enables Advanced Energy to offer the solar inverter market a more complete suite of products in a wider power range and increases the number of solar array opportunities for which the Company’s products can be considered for purchase.
     Advanced Energy has recorded its acquisition of PV Powered using the acquisition method of accounting and, in accordance with authoritative accounting guidance for business combinations, the purchase price was allocated to the tangible assets, intangible assets and liabilities acquired based on estimated fair values on May 3, 2010. The excess of the purchase price (consideration transferred) over the respective fair values of identifiable assets and liabilities acquired was recorded as goodwill. The goodwill resulting from the acquisition is not tax deductible.
     Direct transaction costs include investment banking, legal and accounting fees and other external costs directly related to the Acquisition and totaled approximately $0.8 million and are included in selling, general and administrative expense in the Condensed Consolidated Statement of Operations.
     The components of the fair value of the total consideration transferred for the PV Powered Acquisition on May 3, 2010 is as follows (in thousands):

Cash paid to owners	$36,701
Cash acquired	(724)
Common stock issued - 997,966 shares	14,690
Present value of contingent consideration liability	38,967

Total fair value of consideration transferred	$89,634

     The following table summarizes preliminary estimated fair values of the assets acquired and liabilities assumed as of May 3, 2010 (in thousands):

Accounts receivable	$4,777
Inventories	8,363
Other current assets	277
Deferred tax assets	2,746
Property and equipment	4,065
Deposits and other noncurrent assets	67
Accounts payable	(5,480)
Accrued liabilities	(2,744)
Deferred tax liabilities	(18,604)
Other long-term liabilities	(2,739)

(9,272)

Amortizable intangible assets:
Trademarks	5,277
Technology	27,887
In process research and development	15,112
Customer relationships	2,017
Backlog	693

Total amortizable intangible assets	50,986

Total identifiable net assets	41,714

Goodwill	47,920

Total fair value of consideration transferred	$89,634

     A summary of the intangible assets acquired, amortization method, and estimated useful lives follows (in thousands):

		Amortization
	Amount	Method	Useful Life
	(In thousands)
Trademarks	$5,277	Accelerated	10 years
Technology	27,887	Accelerated	7 years
In process research and development	15,112	Accelerated	8 years
Customer relationships	2,017	Accelerated	10 years
Backlog	693	Straight-line	6 months

	$50,986		8 years

     The cost of the Acquisition may increase or decrease based on the final amount payable to the former shareholders of PV Powered related to the financial targets to be met during the year ending December 31, 2010. Advanced Energy is in the process of finalizing valuations of other intangibles, estimates of the fair value of liabilities associated with the acquisition and deferred taxes and expects to complete the acquisition accounting and required disclosures prior to December 31, 2010. The amortization of in process research and development will not begin until the specific project is complete and put into production.
     The results of PV Powered operations are included in Advanced Energy’s Condensed Consolidated Statement of Operations beginning May 3, 2010 as follows (in thousands):

May 3, 2010 to June 30, 2010
Revenue	$10,391
Net income	831
Pro forma results for PV Powered acquisition

     The following unaudited pro forma financial information presents the combined results of operations of Advanced Energy and PV Powered as if the acquisition had occurred as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information for the three and six months ended June 30, 2010 includes the historical results of Advanced Energy for the three months and six months ended June 30, 2010, historical results of PV Powered for the period January 1, 2010 to May 2, 2010, and the post-acquisition results of PV Powered for the period May 3, 2010 to June 30, 2010.
     The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets and related tax effects. These pro forma results include the treatment of the pending sale of the flow control and related product lines as discontinued operations. The unaudited pro forma results follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenue	$102,556	$34,216	$181,654	$64,849
Net income (loss)	12,441	(18,702)	17,672	(100,746)
Earnings per share:
Basic	$0.28	$(0.44)	$0.40	$(2.35)
Diluted	0.28	(0.44)	0.40	(2.35)
Disposition
     On July 21, 2010, the Company entered into a definitive agreement to sell its Aera® mass flow control and related product lines and related inventory, building, equipment and accrued warranties for approximately $44.0 million, subject to adjustment based on the inventory balance at closing. The purchase price will be increased for each dollar over $8 million of inventory included in its gas flow control business assets at closing. Conversely, the purchase price will be decreased for each dollar under $8 million of inventory included in the gas flow control business assets at closing. The assets sold in the transaction include inventory, real property in Hachioji, Japan, equipment, certain contracts and intellectual property. Subject to the satisfaction of customary closing conditions, the Company anticipates the closing of this transaction within the third quarter of 2010, and accordingly, the Company expects to record a pre-tax gain of approximately $17.5 million in the quarter ending September 30, 2010. In accordance with authoritative accounting guidance for reporting discontinued operations, the results of its gas flow control business are now presented as discontinued operations for all periods in the Condensed Consolidated Financial Statements.
     Operating results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Sales	$15,084	$4,016	$26,949	$7,881
Cost of sales	9,754	3,017	17,718	6,228

Gross margin	5,330	999	9,231	1,653
Operating Expenses:
Research and development	444	434	892	875
Selling, general and administrative	1,282	927	2,458	1,878

Total operating expenses	1,726	1,361	3,350	2,754

Income (loss) from discontinued operations before income taxes	3,604	(362)	5,881	(1,101)
Income tax benefit (expense)	(1,442)	145	(2,352)	441

Income (loss) from discontinued operations, net of income taxes	$2,162	$(217)	$3,529	$(661)

     Assets and liabilities held for sale consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Assets
Inventories	$12,012	$8,551
Property and equipment	12,190	11,927
Other intangible assets	5,978	5,982

Assets of business held for sale	$30,180	$26,460

Liabilities
Accrued warranty expense	$130	$119
Deferred income tax liabilities	1,362	1,356
Other	1	1

Liabilities of business held for sale	$1,493	$1,477

NOTE 3. INCOME TAXES
     U.S. GAAP requires that the interim period tax provision be determined as follows:
•	At the end of each quarter, the Company estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.
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
     The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each of the tax jurisdictions in which the Company operates and the development of tax planning strategies during the year. In addition, as a global commercial enterprise, Advanced Energy’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.
     The following table sets out the tax expense and the effective tax rate for the Company’s income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(In thousands)
Income (loss) before income taxes	$13,314	$(12,847)	$19,535	$(92,809)
Income tax expense	1,857	2,970	3,228	2,328
Effective tax rate	14.0%	-23.1%	16.5%	-2.5%
     The Company’s overall tax rate (with continuing and discontinued operations combined) for the year ending December 31, 2010, is projected to be approximately 22.0%. This rate differs from the U.S. Federal statutory rate principally based on the distribution of income between our various locations, with a greater amount of our income being attributable to non-U.S. sources as a result of our reconfiguration of the Company’s legal entity structure completed during the three months ended December 31, 2009. Additionally in 2010, the Company expects to generate and use new tax credits to offset a portion of our U.S. taxable income. The tax rate for the year ended December 31, 2009, of negative 6.2% was driven by (i) the impairment charge for goodwill recognized in the first quarter of 2009, which was non-deductible for U.S. tax purposes; (ii) no benefit being recognized as of June 30, 2009, for taxable losses generated in the U.S. since the Company determined it did not expect to realize the benefits of those losses; and (iii) the Company’s foreign locations continued to generate taxable income for which the local taxes payable increased its overall tax expense.
     As of June 30, 2010 and December 31, 2009, the balance of our tax contingencies was $15.5 million and $15.0 million, respectively. If the tax contingencies reverse, $7.4 million and $6.9 million of the tax contingencies at June 30, 2010 and December 31, 2009, respectively, would affect our effective tax rates. The Company does not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.
     The Company’s tax returns are audited by U.S., state, and foreign tax authorities and these audits may be at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. The Company is subject to U.S. Federal and state income tax examinations for fiscal years 2003 and forward.
     While management believes that the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are resolved.
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

     The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Net income (loss)	$13,619	$(16,034)	$19,836	$(95,797)

Denominator:
Basic	42,806	41,948	42,440	41,915
Assumed exercise of dilutive stock options and restricted stock units	521	—	564	—

Diluted	43,327	41,948	43,004	41,915

Income per common share:
Basic earnings (loss) per share	$0.32	$(0.38)	$0.47	$(2.28)
Diluted earnings (loss) per share	0.31	(0.38)	0.46	(2.28)
     Stock option grants and restricted stock units that were outstanding but were excluded from the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive, totaled 3.6 million and 3.4 million during the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, all potentially dilutive common shares were excluded from the computation as the effect of including such options in the computation would be anti-dilutive due to the net loss for the period.
NOTE 5. MARKETABLE SECURITIES
     Investment securities with original maturities of more than three months at time of purchase are considered marketable securities. Investment securities that are not liquid within twelve months are considered long-term investments.
     The composition of the marketable securities is as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Commercial paper	$400	$400	$3,996	$3,996
Treasury bills	2,008	2,010	—	—
Certificates of deposit	2,064	2,064	5,458	5,458
Corporate bonds/notes	2,458	2,459	7,034	7,028
Municipal bonds/notes	605	605	6,423	6,423
Agency bonds/notes	4,526	4,528	—	—
Auction rate securities	—	—	21,650	18,249
Put Agreement	—	—	—	3,247

Total securities	$12,061	$12,066	$44,561	$44,401

     The maturities of the marketable securities as of June 30, 2010 are as follows:

	Earliest		Latest
Available for Sale:
Commercial paper	9/8/2010	to	9/8/2010
Treasury bills	5/31/2011	to	5/31/2011
Certificates of deposit	8/9/2010	to	9/8/2010
Corporate bonds/notes	8/1/2010	to	6/3/2011
Municipal bonds/notes	9/1/2010	to	9/1/2010
Agency Bonds	10/29/2010	to	4/18/2011
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
     During June 2010, management liquidated its auction rate securities (“ARS”) at face value and the Company’s non-transferrable Auction Rate Securities Rights Agreement (the “Put Agreement”) expired on July 2, 2010 without exercise.
     As of June 30, 2010, management does not believe that any of the underlying issuers of the available for sale securities are presently at risk.
     Fair Value: Financial assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:
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
     The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$400	$—	$—	$400
Treasury bills	2,010	—	—	2,010
Certificates of deposit	2,064	—	—	2,064
Corporate bonds/notes	2,459	—	—	2,459
Municipal bonds/notes	605	—	—	605
Agency bonds/notes	4,528	—	—	4,528

Total	$12,066	$—	$—	$12,066

     Investments in money market funds: The Company sometimes invests excess cash in money market funds not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company believes that the investments in money market funds are on deposit with credit worthy financial institutions and that the funds are highly liquid. The investments in money market funds are reported at fair value, with realized gains from interest income recorded in earnings and are included in “Cash and cash equivalents.” The fair values of our investments in money market funds are based on the quoted market prices for the net asset value of the various money market funds.
     Auction rate securities: During June 2010, management liquidated its ARS at face value. The Put Agreement expired without exercise.
     The following table reconciles the December 31, 2009 beginning and June 30, 2010 ending balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs:

	ARS	Put Agreement	Total
		(In thousands)
Balances at December 31, 2009	$18,249	$3,247	$21,496
Net realized gain (loss) included in other income	—	—	—
Purchases, sales, and settlements, net	(21,650)	—	(21,650)
Change in fair market value	3,401	(3,247)	154

Balances at June 30, 2010	$—	$—	$—

NOTE 6. INVENTORIES
     Inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Parts and raw materials	$33,523	$18,882
Work in process	6,562	3,061
Finished goods	16,527	6,624

	$56,611	$28,567

     Inventories include costs of materials, direct labor and manufacturing overhead. Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity of inventory on hand to management’s forecast of customer demand. Customer demand is dependent on many factors, including both micro and macroeconomic, and requires management to use significant judgment in its forecasting process.
     The Company must also make assumptions regarding the rate at which new products will be accepted in the marketplace, the rate at which customers will transition from older products to newer products, effect of engineering changes to a product or discontinuance of a product line. If actual market conditions or customers’ product demands are less favorable than those projected, additional valuation adjustments may be necessary.
NOTE 7. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2010	2009
	(In thousands)
Buildings and land	$488	$533
Machinery and equipment	43,817	37,155
Computer and communication equipment	26,400	26,141
Furniture and fixtures	3,569	3,661
Vehicles	512	490
Leasehold improvements	20,689	20,641
Contruction in process	513	—

	95,988	88,621
Less: Accumulated depreciation	(73,744)	(69,934)

	$22,244	$18,687

     Depreciation expense for the three months and six months ended June 30, 2010 and 2009 is as follows:

	June 30,
	2010	2009
	(In thousands)
Depreciation expense:
3 months	$1,756	$1,731
6 months	3,292	2,452
NOTE 8. GOODWILL
     Goodwill is not amortized under U.S. GAAP but is tested for impairment at least annually. The following summarizes the changes in goodwill during the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Gross carrying amount, beginning of period	$—	$—	$—	$49,396
Additions	47,920	—	47,920	—
Impairments	—	—	—	(63,260)
Effects of changes in exchange rates	—	—	—	13,864

Net carrying amount, end of period	$47,920	$—	$47,920	$—

     Additions during the year represent the difference between the purchase price paid and values assigned to identifiable assets acquired and liabilities assumed in purchase accounting, as described in Note 2, Business Acquisition and Disposition.
     Advanced Energy tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Advanced Energy compares the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in the first six months of fiscal 2010. There was $63.3 million of goodwill impairment charges recorded in the first three months of fiscal 2009.
NOTE 9. INTANGIBLE ASSETS
     Other intangible assets consisted of the following as of June 30, 2010:

		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life in
	Amount	Rates	Amortization	Amount	Years
	(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$42,998	$—	$(563)	$42,436	7
Trademarks and other	7,987	—	(204)	7,783	9

Total amortizable intangibles	$50,985	$—	$(767)	$50,219	8

     Other intangible assets consisted of the following as of December 31, 2009:

		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life in
	Amount	Rates	Amortization	Amount	Years
(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,015	$1,543	$(8,558)	$—	0

     Amortization expense related to intangible assets is as follows:

	June 30,
	2010	2009
	(In thousands)
Amortization expense:
3 months	$767	$—
6 months	767	102
     Amortization expense related to our acquired intangible assets in Japan fluctuates with changes in foreign currency exchange rates between the U.S. dollar and the Japanese yen.
     Estimated amortization expense related to amortizable intangibles based on estimates of when in process research and development is anticipated to move into production for each of the five years 2010 through 2014 and thereafter is as follows (in thousands):

Year Ending December 31,
2010 (remaining)	$2,064
2011	3,620
2012	6,130
2013	8,114
2014	8,925
Thereafter	21,366

$50,219

NOTE 10. CREDIT LINE AGREEMENT
     On June 2, 2009, pursuant to the Company’s Put Agreement, Advanced Energy entered into a Credit Line Account Agreement with UBS Bank. The Credit Line Agreement provided the Company with an uncommitted, demand revolving line of credit (an intended “no net cost loan”) of $16.3 million (75% of par value of our ARS), as determined by UBS Bank in its sole discretion, which was secured by our ARS. The Credit Line Agreement expired on July 2, 2010 after the Company sold its ARS and let its related Put Agreement expire. No amounts were borrowed from the Credit Line Agreement during the six months ended June 30, 2010.
NOTE 11. WARRANTIES
     Provisions of our sales agreements include product warranties customary to these types of agreements, ranging from 18 months to 10 years following installation. The provision for the estimated cost of warranties is recorded when revenue is recognized. The warranty provision is based on historical experience by product, configuration and geographic region. Accruals are established for warranty issues that are probable to result in future costs. Changes in accrued product warranties, including those acquired in the PV Powered transaction, were as follows:

	Three Months Ended		Six Month Ended
	June 30, 2010		June 30, 2010
	2010	2009	2010	2009
		(In thousands)
Balance at beginning of period	$7,874	$5,393	$6,978	$6,005
Increases to accruals related to sales during the period	2,393	1,286	4,648	2,313
Warranty expenditures	(634)	(1,186)	(1,993)	(2,825)

Balance at June 30	$9,633	$5,493	$9,633	$5,493

NOTE 12. STOCK-BASED COMPENSATION
     The Company recognizes stock-based compensation expense based on the fair value of awards issued. Stock-based compensation for the three months and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	June 30,
	2010	2009
Stock-based compensation expense:
3 months	$1,960	$1,446
6 months	3,885	2,904
Stock Options
     Stock option awards are granted with an exercise price equal to the market price of Advanced Energy’s stock at the date of grant, a four-year vesting schedule, and a term of 10 years.
     A summary of our stock option activity for the six months ended June 30, 2010 is as follows:

Shares
(In thousands)
Options outstanding at December 31, 2009	4,826
Options granted	710
Options exercised	(57)
Options cancelled	(131)

Options outstanding at June 30, 2010	5,348

Restricted Stock
     A summary of our non-vested Restricted Stock Units (“RSU”) activity for the six months ended June 30, 2010 is as follows (in thousands):

Shares
(In thousands)
Non-vested RSUs outstanding December 31, 2009	385
RSUs granted	146
RSUs vested	(98)
RSUs forfeited	(17)

Non-vested RSUs outstanding June 30, 2010	416

NOTE 13. COMPREHENSIVE INCOME
     Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, and net unrealized holding gains (losses) on available-for-sale investments as presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Net income (loss)	$13,619	$(16,034)	$19,836	$(95,797)
Adjustments to arrive at comprehensive income (loss), net of taxes:
Unrealized holding gain (loss) on available-for-sale securities, net of taxes	3	6	7	(2)
Cumulative translation adjustment	(3,280)	4,421	(6,452)	(8,241)

Comprehensive income (loss)	$10,342	$(11,607)	$13,391	$(104,040)

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME
     Accumulated other comprehensive income consisted of the following (in thousands):

Unrealized holding gain (loss) on available-for-sale securities:
Balance at December 31, 2009	$(3)
Unrealized holding gain, net of realized amounts reclassified to net income	7

Balance at June 30, 2010	4

Accumulated foreign currency translation adjustments:
Balance at December 31, 2009	27,411
Translation adjustments	(6,452)

Balance at June 30, 2010	20,959

Total accumulated other comprehensive income	$20,963

NOTE 15. COMMITMENTS AND CONTINGENCIES
     Advanced Energy is involved in disputes and legal actions from time to time in the ordinary course of its business.
     During 2008, the Customs Office of Taipei, Taiwan issued a series of orders to our Taiwanese subsidiary, Advanced Energy Taiwan, Ltd., requiring that certain of our products manufactured in mainland China and allegedly imported without proper authorization be removed from Taiwan. The Company had protested the orders based upon recent rulings of the Taiwan Bureau of Foreign Trade that the products were authorized for unrestricted import. The Company originally appealed the withdrawal order to the Taiwan High Administrative Court which ruled against the Company in May 2009. Advanced Energy then appealed that decision to the Taiwan Supreme Administrative Court. The Company previously recorded a charge of $0.3 million as its best estimate of the amount likely to be paid to resolve this matter. The case was settled in July 2010 and the charge of $0.3 million was reversed from cost of sales as of June 30, 2010.
     The Company has firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation at June 30, 2010 under these arrangements is approximately $72.3 million. Substantially all amounts under these arrangements are due in the next twelve to eighteen months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated, settled or cancelled. Certain agreements provide for potential cancellation penalties. The Company’s policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. Management believes that Advanced Energy has an adequate provision for potential exposure related to inventory on order which may go unused.
NOTE 16. RELATED PARTY TRANSACTIONS
     The Company leases its executive offices and manufacturing facilities in Fort Collins, Colorado from a limited liability partnership in which the Company’s Chairman of the Board of Directors holds an interest. The leases relating to these spaces expire at various dates between 2010 and 2015. Each lease contains annual payments of approximately $1.0 million, including rent and common area maintenance costs.
     For the three months and six months ended June 30, 2010 and 2009, rent and related expenses attributable to these leases totaled (in thousands):

	June 30,
	2010	2009
3 months	$742	$683
6 months	1,441	1,399
NOTE 17. SIGNIFICANT CUSTOMER INFORMATION
     Sales to Applied Materials Inc., our largest customer, were 24% of total sales for the three months ended June 30, 2010 and 28%, of total sales for the six months ended June 30, 2010. Sales to Applied Materials Inc. were 17% of total sales for the three months ended June 30, 2009 and 17% of total sales for the six months ended June 30, 2009. Sales to Applied Materials include products used in semiconductor processing and solar, flat panel display and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.
     Our ten largest customers accounted for 57% of our sales in the three months ended June 30, 2010 and 49% of our sales in the three months ended June 30, 2009. Our ten largest customers accounted for 60% of our sales in the six months ended June 30, 2010 and 49% of our sales in the six months ended June 30, 2009.
     As of June 30, 2010 and December 31, 2009, Applied Materials, Inc. accounted for 16% and 15% of gross accounts receivable. No other customer accounted for 10% or more of our gross accounts receivable as of June 30, 2010 or December 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Statements
     The following discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. The inclusion of words such as “anticipate,” “expect” or “believe,” as well as statements that events or circumstances “will” occur or continue, indicate forward-looking statements. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Risk Factors” in Item 1A herein, in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2010. We undertake no obligation to revise or update any forward-looking statements for any reason.
BUSINESS OVERVIEW
     We design, manufacture, sell and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film deposition for various products, such as semiconductor devices, flat panel displays, solar panels and architectural glass, as well as grid-tie power conversion in the solar market. We also supply thermal instrumentation products used for temperature control in the thin-film process for these same markets. Our network of global service support centers provides local repair and field service capability in key regions. Our installed base provides a recurring revenue opportunity as we offer repair services, conversions, upgrades and refurbishments to companies using our products.
     Our products are used in diverse markets, applications and processes, including the manufacture of capital equipment for semiconductor devices, thin film applications for solar panels and architectural glass and for other thin film applications including flat panel displays, data storage and industrial coatings as well as the commercial and residential solar inverter market. These markets can be cyclical in nature. Therefore, demand for our products and our financial results can change as demand for manufacturing equipment and services change in response to consumer demand. Other factors, such as global economic and market conditions and technological advances in fabrication processes can also have an impact on our financial results, both positively and negatively.
     On July 21, 2010, we entered into a definitive agreement to sell our gas flow control business, which includes our Aera® mass flow control and related product lines, to Hitachi Metals Ltd. The financial information provided below is presented in accordance with discontinued operations accounting and only includes those revenues and costs related to specific items or resources that will remain as part of our continuing operation upon closing of the pending sale of our gas flow control business. Even though the divestiture transaction has not yet been completed, the assets related to its gas flow control business are held for sale and consequently any operations related to those assets are considered discontinued, and all of the revenue, costs and expenses are reported on a net basis in discontinued operations below the net income from continuing operations line on the income statement.
     We had net income for the three months ended June 30, 2010 of $13.6 million compared to a $16.0 million net loss for the three months ended June 30, 2009. We had net income for the six months ended June 30, 2010 of $19.8 million compared to a $95.8 million net loss for the six months ended June 30, 2009, which included a $63.3 million non-cash impairment of goodwill and $4.1 million of restructuring charges.
     After a challenging year in 2009 that was characterized by credit constraints in the financial markets and a weak global economy that negatively impacted all of the markets we serve, industry conditions improved significantly in 2010. While 2009 was characterized by a market posture of inventory reduction, 2010 has been characterized by manufacturers’ efforts to acquire and secure component material to meet an increase in demand. This change of posture indicates that, for the near term, a recovery in our customers’ end markets is supporting their factories running at higher utilization rates. We are optimistic that this recovery in our customers’ end markets is sustainable, and we currently anticipate that orders and net sales will increase in the third quarter and remain strong throughout 2010.
     In order to execute to the current level of demand as well as implement strategic projects that drive continued international growth and sales opportunities, we have increased headcount slightly and incurred more discretionary spending to date in 2010 than in 2009. Temporary cost reductions implemented in 2009, such as management-level pay cuts, reductions of Board of Directors fees, company-wide shutdowns and cuts in employee benefits have been reversed in 2010. The rapid increase in demand in the markets we serve has challenged our production capacity as well as our ability to meet the tight deadlines of our customers. As a result, we have increased spending in our production facilities in order to meet our customers’ demands and take full advantage of this current market opportunity. Additionally, we have added employees and operating expenses related to the acquisition of PV Powered, Inc. These increases have been necessary in order to successfully manage the current rate and speed of business, however we remain committed to sustaining prudent spending levels.
     Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements in Part I, Item 1 of this report, including the notes thereto.
Business Acquisition
     On May 3, 2010, we acquired PV Powered, Inc., a privately held Oregon corporation or “PV Powered,” and a leading solar inverter company based in Bend, Oregon, pursuant to an Agreement and Plan of Merger dated March 24, 2010 among Advanced Energy, PV Powered and Neptune Acquisition Sub, Inc., an Oregon corporation and wholly-owned subsidiary of Advanced Energy, or “Acquisition Sub,” as amended by Amendment No. 1 to the Agreement and Plan of Merger dated April 21, 2010 (together with the Agreement and Plan of Merger, referred to as the “Merger Agreement”). Pursuant to the Merger Agreement, Acquisition Sub merged with and into PV Powered, with PV Powered being the surviving corporation and a wholly-owned subsidiary of Advanced Energy; this event is referred to herein as the “Merger”).
     Shareholders of PV Powered received approximately $36.7 million of cash less certain closing date indebtedness plus approximately 1.0 million shares of our common stock issued in exchange for all PV Powered common stock, options and warrants outstanding as of May 3, 2010. Fractional shares generated by the conversion were settled for cash. Additional cash consideration in an amount of up to $40.0 million is payable to the shareholders of PV Powered if certain financial targets are met during the year ended December 31, 2010. The fair value of the $40.0 million contingent consideration arrangement was estimated to be $39.0 million as of May 3, 2010 based on a projected cash payout of $39.4 million in January 2011.
     The cash consideration paid in the Merger came from existing cash and investments, as will any additional cash consideration payable if the 2010 financial targets are met.
     PV Powered is a leading manufacturer of grid-tied photovoltaic (“PV”) inverters in the residential, commercial and utility-scale markets. PV Powered manufactures high-reliability transformer-based PV inverters utilized in commercial roof top and ground mount systems in the North American market. PV Powered has approximately 90 employees and recognized $21.4 million of revenues in 2009. Its inverters range in size from 30kw to 260kw for the commercial market and 1kw to 5kw for the residential market, with market leading efficiency ratings.
     PV Powered will continue to operate out of its facilities in Bend, Oregon as a subsidiary of Advanced Energy. The acquisition of PV Powered enables us to offer the solar inverter market a complete suite of products and power ranges and increases the number of solar energy project opportunities for which our products can be considered for purchase. Results for PV Powered from the date of acquisition are included in our results of operations for the three months ended June 30, 2010.
Business Disposition
     On July 21, 2010, we entered into a definitive agreement to sell our gas flow control business, which includes our Aera® mass flow control and related product lines, for approximately $44.0 million, subject to adjustment based on inventory balance at closing. The purchase price will be increased for each dollar over $8 million of inventory included in our gas flow control business assets at closing. Conversely, the purchase price will be decreased for each dollar under $8 million of inventory included in the gas flow control business assets at closing. The assets sold in the transaction include, without limitation, inventory, real property in Hachioji, Japan, equipment, certain contracts and intellectual property. Subject to the satisfaction of customary closing conditions, we anticipate the closing of this transaction within the third quarter of 2010, and accordingly, we expect to record a pre-tax gain of approximately $17.6 million in the quarter ended September 30, 2010. Subject to the satisfaction of customary closing conditions, we anticipate the closing of this transaction within the third quarter of 2010.
     The sale of our gas flow control business represents a significant step in our strategy to focus our global resources on power conversion. Our core technology portfolio in power conversion for the semiconductor, flat panel display, solar panel and other thin film markets as well as grid-tied PV inverters is the foundation of our long-term growth strategy. These markets provide growth opportunities as we continue to scale our business to capture opportunities across this diverse mix of industries.
     At closing, we will transfer substantially all of the assets associated with the gas flow control business to

Hitachi Metals, Ltd., which will assume certain related liabilities as well as global sales for the gas flow control business. As part of a transition period, we have agreed to manufacture certain products in the Aera® product lines for Hitachi Metals, Ltd. for 12 months for a fee of our costs plus 5% of direct labor and overhead. The agreement provides Hitachi Metals, Ltd. a one-time option to extend the term of this manufacturing arrangement for an additional 6 months. We have also agreed to provide additional transitional services at no cost. It is also contemplated that we will become an authorized service provider for Hitachi Metals, Ltd. in all countries other than Japan.
     The results from continuing operations were reduced by the revenue and costs associated with the gas flow control business which was included in the discontinued operations line on the Condensed Consolidated Statement of Operations.
     Operating results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Sales	$15,084	$4,016	$26,949	$7,881
Cost of sales	9,754	3,017	17,718	6,228

Gross margin	5,330	999	9,231	1,653
Operating Expenses:
Research and development	444	434	892	875
Selling, general and administrative	1,282	927	2,458	1,878

Total operating expenses	1,726	1,361	3,350	2,754

Income (loss) from discontinued operations before income taxes	3,604	(362)	5,881	(1,101)
Income tax benefit (expense)	(1,442)	145	(2,352)	441

Income (loss) from discontinued operations, net of income taxes	$2,162	$(217)	$3,529	$(661)

     As a result of the pending sale, the assets and liabilities related to Aera® have been classified as held for sale on the Condensed Consolidated Balance Sheet as of June 30, 2010. Assets and liabilities held for sale consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Assets
Inventories	$12,012	$8,551
Property and equipment	12,190	11,927
Other intangible assets	5,978	5,982

Assets of business held for sale	$30,180	$26,460

Liabilities
Accrued warranty expense	$130	$119
Deferred income tax liabilities	1,362	1,356
Other	1	1

Liabilities of business held for sale	$1,492	$1,477

Results of Operations
SALES
     The following tables summarize net sales, and percentages of net sales, by market type for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Increase/	Percent
	2010		2009		(Decrease)	Change
			(in thousands)
Semiconductor capital equipment market	$43,461	43.4%	$10,094	31.9%	$33,367	330.6%
Non-semiconductor capital equipment	44,865	44.8%	12,996	41.2%	31,869	245.2%

Total Product	88,326	88.2%	23,090	73.2%	65,236	282.5%
Global support	11,781	11.8%	8,461	26.8%	3,320	39.2%

Total sales	$100,107	100.0%	$31,551	100.0%	$68,556	217.3%

	Six Months Ended June 30,				Increase/	Percent
	2010		2009		(Decrease)	Change
			(in thousands)
Semiconductor capital equipment market	$84,402	49.7%	$17,670	29.2%	$66,731	377.7%
Non-semiconductor capital equipment	62,698	36.9%	26,803	44.5%	35,895	133.9%

Total Product	147,100	86.6%	44,473	73.6%	102,626	230.8%
Global support	22,694	13.4%	15,840	26.4%	6,854	43.3%

Total sales	$169,794	100.0%	$60,313	100.0%	$109,480	181.5%

     After removing $15.1 million of sales during the three months ended June 30, 2010 and $4.0 million of sales during the three months ended June 30, 2009 for the gas flow control business and recording those revenues in discontinued operations, sales for the three months ended June 30, 2010 increased 217.3% to $100.1 million from $31.6 million for the three months ended June 30, 2009. Sales for the six months ended June 30, 2010 increased 181.5% to $169.8 million from $60.3 million for the six months ended June 30, 2009. The increase in sales for the period was driven primarily by a recovery in all of the end markets that we serve, most notably in the semiconductor capital equipment market and the addition of $10.4 million generated by PV Powered during the period May 3, 2010 to June 30, 2010. This recovery began to occur in the second half of 2009 and continued into the first half of 2010.
     In the three months ended June 30, 2010, semiconductor sales rose 330.6% to $43.5 million, or 43.4% of sales, from $10.1 million, or 31.9% of sales for the three months ended June 30, 2009. In the six months ended June 30, 2010, semiconductor sales rose 377.7% to $84.4 million, or 49.7% of sales, from $17.7 million, or 29.2% of sales in the six months ended June 30, 2009. The strength of consumer spending in our end markets as well as the introduction of new technology has created momentum in the semiconductor capital equipment market. The capital equipment market has continued to grow as the industry builds capacity to satisfy the consumer electronics market which shows strong signs of continued growth. Although growth slowed to 10% this quarter after three consecutive quarters of over 40% expansion in that market, our customers anticipate growth in the semiconductor capital market in the second half of 2010 and, therefore, higher revenues.
     Sales to the non-semiconductor capital equipment markets increased 245.2% to $44.9 million, or 44.8% of sales, for the three months ended June 30, 2010 compared to $13.0 million, or 41.2% of sales, for the three months ended June 30, 2009. In the six months ended June 30, 2010, non-semiconductor sales rose 133.9% to $62.7 million, or 36.9% of sales, from $26.8 million, or 44.5% of sales in the six months ended June 30, 2009. The markets that comprise our non-semiconductor capital equipment markets include solar panel, flat panel display, data storage, architectural glass and other industrial thin-film manufacturing equipment markets and our solar inverter market. Our customers in these markets, other than the solar inverter market, are predominantly large original equipment manufacturers (OEM’s) for new equipment. Our customers in the solar inverter market are predominantly large system integrators, independent power producers and public utilities.
     The increase in non-semiconductor sales was due to capacity expansion in the flat panel display market, capacity expansion in the solar panel market, growth of solar array installations in the U.S. and Europe for solar inverters and the addition of PV Powered to our revenue stream.
     In the flat panel display market, we are seeing a continued cycle of investing by panel manufacturers in Korea and China which is driven by the market adoption of flat panels by Chinese consumers and the migration of new technology such as LED backlighting and 3D televisions around the world.
     Sales to the solar panel market increased in terms of dollars to $12.4 million, or 12.3% of total sales, for the three months ended June 30, 2010 as compared to $5.8 million, or 18.3% of total sales, for the three months ended June 30, 2009. Sales to customers in the solar panel market increased in terms of dollars to $16.2 million, or 9.5% of total sales, for the six months ended June 30, 2010 as compared to $11.6 million, or 19.2% of total sales, for the six months ended June 30, 2009.

     Solar panel manufacturers installed substantial panel manufacturing capacity over the past three years, and, as a result of declining panel sales caused in part by the global recession of 2008 and 2009, built significant inventory. These manufacturers have since worked through this excess inventory and the market is now entering into a period of expansion. In the second quarter, we saw record shipment levels of solar panel equipment as a result of manufacturers selling out of panels. Additionally, the expansion has been characterized by solar array projects of larger megawatt output and the resulting increases in the demand for solar panels. As a result, demand for our equipment used in the thin-film deposition process within the manufacture of solar panels has increased. Additionally, we have expanded penetration in sales to OEMs and the China market, which has seen an abundance of new companies emerge that are manufacturing their own equipment to provide a lower-cost domestic panel for the Chinese market. As a result of these conditions, we expect growth in our solar panel equipment market throughout the remainder of 2010.
     Global support revenue grew 39.2% to $11.8 million, or 11.8% of total sales, for the three months ended June 30, 2010, compared to $8.5 million, representing 26.8% of sales, for the three months ended June 30, 2009. In the six months ended June 30, 2010, global support sales rose 43.3% to $22.7 million, or 13.4% of sales, from $15.8 million, or 26.4% of sales in the six months ended June 30, 2009. The increase in global support sales was due to an increase in factory utilization by our customers, which drove demand for repairs, replacement parts and inventory restocking. The outlook for our service business in the second half of 2010 continues to be strong, and we expect it will grow as we expand our product offerings to include maintenance contracts in the growing solar array market.
     Sales to the solar inverter market rose to $14.4 million, or 14.4% of total sales, for the three months ended June 30, 2010 as compared to $0.0 million, or 0.0% of total sales, for the three months ended June 30, 2009. The primary driver of the increase was our acquisition of PV Powered, which accounted for approximately $10.3 million of additional inverter sales during the period May 3, 2010 to June 30, 2010. Sales of our Solaron inverter product also increased in the three months ended June 30, 2010 as compared to the three months ended March 30, 2010 as orders from the U.S. and European markets continued to increase as we penetrate new accounts and secure repeat business from existing customers. The market for inverters picked up from the seasonal low in the U.S. in the first quarter and remained very strong. The backlog for our inverter product line grew from $4.0 million at March 31, 2010 to approximately $34.2 million at June 30, 2010 with bookings from both the U.S. and European markets. As a result, we expect inverter sales to grow in the third and fourth quarter of 2010.
GROSS PROFIT
     Our gross profit was $44.6 million, or 44.5% of sales, for the three months ended June 30, 2010, as compared to $7.3 million, or 22.8% of sales for the three months ended June 30, 2009. Our gross profit was $73.8 million, or 43.4% of sales, for the six months ended June 30, 2010, as compared to $13.4 million, or 21.9% of sales for the six months ended June 30, 2009. The large increase in terms of dollars and percentage of sales was due to an overall boost in production volume and increased leverage from factory overhead, as well as reduced warranty costs resulting from improved quality and lower warranty claims. On an overall basis, our warranty reserve increased due to the additional reserve absorbed through the acquisition of PV Powered. We expect our gross profit to remain in a similar range in terms of dollars and percentage of sales during the second half of 2010.
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
     Research and development expenses for the three months ended June 30, 2010 were $13.5 million, or 13.5% of sales, as compared to $10.3 million, or 32.3% of sales, for the three months ended June 30, 2009. Research and development expenses for the six months ended June 30, 2010 were $24.7 million, or 14.5% of sales, as compared to $21.0 million, or 34.4% of sales, for the six months ended June 30, 2009.
     The increase in research and development expenses of $3.2 million in the three months ended June 30, 2010 and $3.7 million in the six months ended June 30, 2010 as compared to the same periods in 2009, respectively, was driven primarily by slight increases in personnel costs, including the reversal of the temporary cost control efforts, outside consulting and travel. Additionally, we incurred increased spending as a result of the engineering personnel absorbed in the PV Powered acquisition. We continue to focus on new product development and, although we have maintained a very cautious approach to our discretionary spending in 2010, we do anticipate that research and development expenses will continue to increase in the second half of 2010 in terms of absolute dollars but remain within their current range as a percentage of sales.
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
     Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2010 were $17.2 million, or 17.2% of sales, as compared to $9.4 million, or 30.7% of sales, in the three months ended June 30, 2009. SG&A expenses for the six months ended June 30, 2010 were $29.4 million, or 17.3% of sales, as compared to $17.9 million, or 30.9% of sales, in the six months ended June 30, 2009.
     The increase in SG&A expenses of $7.8 million and $11.5 million in the three months and six months ended June 30, 2010 as compared to the same periods in 2009, respectively, was primarily driven by increases in sales personnel, commissions and travel expenses to meet the expectations and demands of our global customers, increased personnel costs related to the reversal of the temporary cost control efforts described earlier in this section, and the accrual of incentive compensation totaling $2.4 million and $4.1 million during the three and six months ended June 30, 2010 as compared to no bonus expense in 2009. We also incurred $0.2 million and $0.8 million of transaction costs related to the acquisition of PV Powered during the three and six months ended June 30, 2010 as well as the employees absorbed through the acquisition. Although we are aware of the growing needs of our customers during this period of revenue growth and will continue to closely scrutinize and monitor increases to these expenses throughout the year, we do anticipate that selling, general and administrative expenses will continue to increase in the second half of 2010 in terms of absolute dollars but remain within their current range as a percentage of sales.
GOODWILL IMPAIRMENT CHARGE
     We recorded $63.3 million of goodwill impairment charges in the first three months of fiscal 2009 based upon the results of an impairment test we performed during the first quarter of 2009. During the three months ended June 30, 2010, we recorded goodwill totaling $47.9 million on our balance sheet related to the estimated allocation of the purchase price for the acquisition of PV Powered.
RESTRUCTURING CHARGES
There were no restructuring costs during the three months and six months ended June 30, 2010, as compared to $0.7 million and $4.1 million in restructuring costs in the three months and six months ended June 30, 2009, respectively. Overall in 2009, we reduced our global workforce by approximately 363 people, or 22% of total headcount, driving a cost savings of $15.1 million during 2009. We continue to look for ways to make our global workforce more efficient and effective.
OTHER INCOME, NET
     Other income, net consists primarily of investment income and foreign exchange gains and losses. Other income, net was $0.2 million for the three months ended June 30, 2010, as compared to $0.6 million for the three months ended June 30, 2009. Other income, net was $0.6 million for the six months ended June 30, 2010, as compared to $0.9 million for the six months ended June 30, 2009. The decrease was due to fluctuations in foreign exchange rates, most specifically the Euro, which was strong against the U.S. Dollar during 2009, but weakened considerably in the second quarter of 2010. The Euro exchange losses were offset by interest income, and foreign exchange gains in the other currencies to which we are exposed.
PROVISION (BENEFIT) FOR INCOME TAXES
     We recorded an income tax provision for the three months ended June 30, 2010 of $1.9 million and $3.2 million for the six months ended June 30, 2010, which related to taxable income in many of our foreign jurisdictions as well as the U.S.. We recorded an income tax provision of $3.1 million for the three months ended June 30, 2009 and $2.6 million for the six months ended June 30, 2009. The effective tax rate for the year ended December 31, 2009 was impacted by an impairment of goodwill recognized in the first quarter of 2009, which is non-deductible for U.S. tax purposes.
     The tax expense for the three months ended June 30, 2010 represented an effective tax rate of 14.0% as compared to an effective tax rate of negative 23.1% for the three months ended June 30, 2009. The change in the current three month effective tax rate as compared to the rate for the three months ended June 30, 2009, resulted primarily from taxable income in many of our foreign jurisdictions as well as the U.S. Our U.S. tax was offset by the use of current tax credits. The effective tax rate for the three months ended June 30, 2009 was impacted by an impairment of goodwill incurred during the first quarter of 2009, which is non-deductible for tax purposes.

     Our overall tax rate (with continuing and discontinued operations combined) for the year ending December 31, 2010, is projected to be approximately 22.0%. This rate differs from the U.S. Federal statutory rate principally based on the distribution of income between our various locations, with a greater amount of our income being attributable to non-U.S. sources as a result of our reconfiguration of our legal entity structure completed during the three months ended December 31, 2009. Additionally in 2010, we expect to generate and use new tax credits to offset a portion of our U.S. taxable income. The tax rate for the year ended December 31, 2009, of negative 6.2% was driven by (i) the impairment charge for goodwill recognized in the first quarter of 2009, which was non-deductible for U.S. tax purposes; (ii) no benefit being recognized as of June 30, 2009, for taxable losses generated in the U.S. since we determined we did not expect to realize the benefits of those losses; and (iii) our foreign locations continued to generate taxable income for which the local taxes payable increased our overall tax expense.
     Our future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of our pre-tax income. We carefully monitor these factors and timely adjust our effective income tax rate accordingly.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES
     As noted above, on July 21, 2010, we entered into a definitive agreement to sell our gas flow control business. Accordingly, the financial results of the gas flow control business have been retroactively reclassified as discontinued operations.
Liquidity and Capital Resources
     Our ability to fund working capital, acquisitions, capital expenditures and product development efforts will depend on our ability to generate cash from operating activities which in turn is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash levels and current operations.
CASH FLOWS
     Cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash used in operating activities	$(3,911)	$(1,052)
Net cash provided by (used in) investing activities	(6,542)	23,035
Net cash provided by financing activities	336	48
Effect of currency translation on cash	(6,194)	(1,063)

Net change in cash and cash equivalents	(16,311)	20,968
Cash and cash equivalents, beginning of the year	133,106	116,448

Cash and cash equivalents,end of the period	$116,795	$137,416

     Net cash flows used in operating activities increased by $2.9 million to $3.9 million for the six month period ended June 30, 2010 compared to $1.1 million for the same period of 2009. This increase was driven by growth in accounts receivable, inventory, accounts payable, accrued bonuses and income taxes to support increases in sales in the six months ended June 30, 2010 compared to the same period of 2009, as well as the changes in operating assets of PV Powered from May 3, 2010 to June 30, 2010. As credit and the economy continue to improve, we believe that adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe the restructuring and other cost reduction actions we took during 2008 and 2009 will permit us to continue to generate adequate cash flow from operations. We believe that this level of cash generation, together with our existing cash will adequately support our operations.
     Net cash flows provided by (used in) investing activities decreased by $29.6 million to $6.5 million used in investing activities for the six month period ended June 30, 2010 compared to $23.0 million provided by investing activities for the same period of 2009. During the six months ended June 30, 2010, we purchased PV Powered paying approximately $36.0 million in cash, net of cash acquired, as a portion of the purchase price. The cash consideration paid in the Merger came from existing cash and investments, as will any additional cash consideration that is payable according to the earn out if the PV Powered 2010 financial targets are met.
     During the six months ended June 30, 2010, we sold $32.4 million of marketable securities, net, as compared to $24.4 million during the six months ended June 30, 2009.
     Subject to the satisfaction of customary closing conditions, we anticipate the sale of the gas flow control business for approximately $44 million in cash to be completed during the three months ending September 30, 2010.
     Capital expenditures increased by $1.5 million during the six months ended June 30, 2010 to $2.9 million compared to $1.4 million during the same period in 2009. We intend to continue to acquire testing equipment to sustain our engineering and new product development efforts as well as capacity expansion for the production of inverters, which will increase as a result of our acquisition of PV Powered. Future capital expenditures are expected to be funded through cash flows from operations.
     Net cash flows provided by financing activities increased by $0.3 million to $0.3 million during the six months ended June 30, 2010 compared to $0 during the same period in 2009. During the six months ended June 30, 2010, $0.4 million of stock options were exercised as compared to $0.1 million of stock options exercised in the same period last year.
     During June 2010, we liquidated our auction rate securities (“ARS”) at face value and our Put Agreement (see Note 10, Credit Line Agreement) expired on July 2, 2010 without exercise.
     Effect of currency translation on cash changed $5.1 million to negative $6.2 million for the six month period ended June 30, 2010 compared to negative $1.1 million for the six months ended June 30, 2009. The functional currencies of our worldwide operations primarily include U.S. Dollar (“USD”), Yen, Yuan and Euro. Our purchasing and sales activities are primarily denominated in USD, Yen, Yuan and Euro. The change in these key currency rates during the six months ended June 30, 2010 and 2009 are as follows:

		Six Months Ended
		June 30,
From	To	2010	2009
Yuan	USD	0.7%	-0.1%
Euro	USD	-14.8%	1.5%
Yen	USD	4.3%	-5.3%
     As of June 30, 2010, we have $128.9 million in cash, cash equivalents and marketable securities. We believe that our current cash levels and cash flows from future operations will be adequate to meet anticipated working capital needs, capital expenditures, acquisition and contractual obligations for the foreseeable future.
Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 describes the significant accounting policies and methods used in the preparation of the Condensed Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, establishing the fair value of investments, the fair value and forfeiture rate of stock-based compensation, accounting for income taxes and assessing excess and obsolete inventory. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
     Our management discusses the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors at least annually. The Company will internally discuss the adoption of new accounting policies or changes to existing policies at interim dates if considered necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our market risk exposure relates to changes in interest rates in our investment portfolio. We generally place our investments with high-credit quality issuers and, by policy, are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2010, our investments consisted primarily of commercial paper, treasury bills, certificates of deposit, corporate bonds, municipal bonds, agency bonds, auction rate securities and notes and institutional money markets.
     As a measurement of the sensitivity of our portfolio, if interest rates were to fluctuate by 100 basis points, the impact on total yield would be approximately $0.3 million.
Foreign Currency Exchange Rate Risk
     We are impacted by changes in foreign currency rates through sales and purchasing transactions when we sell products in currencies different from which the currency in which the product and manufacturing costs were incurred. The functional currencies of our worldwide operations primarily include USD, Yen, Yuan and Euro . Our purchasing and sales activities are primarily denominated in USD, Yen, Yuan and Euro. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions and labor.
     Our reported financial results of operations, including the reported value of our assets and liabilities, are also impacted by changes in foreign currency exchange rates. The assets and liabilities of substantially all of our subsidiaries outside the U.S. are translated at period end rates of exchange for each reporting period. Earnings and cash flow statements are translated at weighted-average rates of exchange. Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, debt covenants and overall value of our net assets.
     Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens. Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.
     See the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for more information about the market risks to which we are exposed. There were no material changes in our exposure to market risk from December 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Hans Georg Betz , Chief Executive Officer and President) and Principal Financial Officer (Lawrence D. Firestone, Executive Vice President & Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.
     As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting, except as discussed below, that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     As discussed in Note 2, Acquisition and Disposition, to our Condensed Consolidated Financial Statements, on May 3, 2010, we acquired PV Powered. We considered the results of our pre-acquisition due diligence activities, the continuation by PV Powered of their established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities as part of our overall evaluation of disclosure controls and procedures as of June 30, 2010. The objectives of PV Powered’s established internal control over financial reporting is consistent, in all material respects, with our objectives. However, we believe the design of PV Powered’s established internal control over financial reporting is sufficiently different from our overall design and the controls implemented to integrate PV Powered’s financial operations into our existing operations constitute a change in internal controls. We are in the process of completing a more complete review of PV Powered’s internal control over financial reporting and will be implementing changes to better align its reporting and controls with the rest of Advanced Energy. As a result of the timing of the acquisition and the changes that are anticipated to be made, we currently intend to exclude PV Powered from the December 31, 2010 assessment of our internal control over financial reporting. PV Powered’s operating assets accounted for 5.9% of our total assets at June 30, 2010. PV Powered accounted for 9.0% of our total net sales for the three months ended June 30, 2010 and 5.3% of total net sales for the six months ended June 30, 2010.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in disputes and legal actions from time to time in the ordinary course of our business. There have been no material developments in legal proceedings during the three months ended June 30, 2010. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
          We recently acquired PV Powered, Inc., and we may acquire other businesses in the future. The success of such transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first enter into the acquisition transaction. If actual integration costs are higher than amounts assumed, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations and cash flows could be materially adversely affected.
The disposition of Aera® mass flow controller and related product lines maybe less successful than anticipated.
     We recently announced that we entered into an agreement to sell our gas flow control business, which includes our Aera® mass flow control and related product lines and real property in Japan to Hitachi Metals, Ltd. for approximately $44.0 million in cash, subject to adjustment at closing. The Company anticipates completing this transaction within the third quarter of 2010; however, until the closing actually occurs, completion of the sale remains subject to risk. If we are unable to complete the sale in a timely manner, or at all, our business may be adversely affected as we continue to operate the gas flow control business pending the sale. In addition, the final purchase price will not be determined until closing and, depending on inventory levels at closing, may be lower than we anticipate. If the sale does occur, our business may be impacted by unforeseen difficulties in transitioning the gas flow control business, customers or suppliers to Hitachi Metals. Further, post-closing, we will continue to sell or seek to sell other products and services to customers who are expected to purchase mass flow control and products from Hitachi Metals. Some of these customers are significant customers of the product lines we will retain. If Hitachi Metals is unsuccessful in its integration of the gas flow control business into its business or otherwise is unable to keep our mutual customers satisfied, such customers may reduce or discontinue their purchases of our products as well, which reductions or discontinuations could have a material adverse effect on our business, financial results and operations.
Our Chairman of the Board owns a significant percentage of our outstanding common stock, which could enable him to influence our business and affairs, and future sales of our common stock by our Chairman of the Board may negatively affect the market price of our common stock.
     Douglas S. Schatz, our Chairman of the Board, beneficially owned approximately 10% of our outstanding common stock as of August 3, 2010. This stockholding gives Mr. Schatz significant voting power and influence. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to influence our business affairs for the foreseeable future in a manner with which our other stockholders may not agree. In addition, the sale of a substantial amount of the shares beneficially owned by him could negatively affect the market price of our common stock.
     On April 27, 2010, Mr. Schatz and his wife Jill E. Schatz, as trustees of The Douglas S. Schatz and Jill E. Schatz Family Trust U/A DTD 3/26/02 (the “Trust”), adopted a selling plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Plan”), which provides for the sale of up to a total of $9,000,000 in shares of common stock of the Company beginning May 12, 2010. The Plan expired on July 30, 2010 in accordance with the terms thereof. A total of 926,454 shares were sold subject to the Plan. The Plan was established as part of the Mr. and Mrs. Schatz’s personal long term strategy for asset diversification and liquidity. Rule 10b5-1 permits officers and directors of public companies to adopt pre-determined plans for buying or selling specified amounts of stock if the plan is adopted at a time when the purchaser or seller is not aware of any material non-public information.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We issued 997,966 shares of our common stock, par value $0.001, on May 3, 2010 to shareholders of PV Powered as partial consideration for the acquisition of PV Powered. We did not register the issuance of these shares under the Securities Act of 1933 in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933. Based upon records and other information provided to us, we have a reasonable basis to believe there were no more than 35 PV Powered shareholders who received shares of the Company in the Acquisition who were not “accredited investors” within the meaning of Rule 501 promulgated under the Securities Act of 1933 and that each former PV Powered shareholder who received shares of the Company in the Acquisition had sufficient knowledge and experience in financial and business matters that he, she or it was capable of evaluating the merits and risks of the prospective investment. We filed a registration statement on May 21, 2010 to register the public resale of the 997,966 shares of our common stock issued to the former shareholders of PV Powered. See Note 2, Business Acquisition and Disposition and Item 2, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

3.1	Third Amendment to the By-Laws of Advanced Energy Industries, Inc. (1)

10.1	Amendment No. 1 to Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of April 21, 2010. (2)

10.2	Lease Amendment, dated as of April 26, by and between Sharp Point Properties, LLC and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado. (3)

10.3	Advisory Agreement by and between Advanced Energy Industries, Inc. and Elwood Spedden, dated as of May 3, 2010. (4)

10.4	Asset Purchase Agreement, dated as of July 21, 2010, by and among Advanced Energy Industries, Inc. and Hitachi Metals, Ltd. (5)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 23, 2010.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 22, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed, May 7, 2010.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26966), filed May 6, 2010.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 22, 2010.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.
Dated: August 4, 2010	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

3.1	Third Amendment to the By-Laws of Advanced Energy Industries, Inc. (1)

10.1	Amendment No. 1 to Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of April 21, 2010. (2)

10.2	Lease Amendment, dated as of April 26, by and between Sharp Point Properties, LLC and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado. (3)

10.3	Advisory Agreement by and between Advanced Energy Industries, Inc. and Elwood Spedden, dated as of May 3, 2010. (4)

10.4	Asset Purchase Agreement, dated as of July 21, 2010, by and among Advanced Energy Industries, Inc. and Hitachi Metals, Ltd. (5)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 23, 2010.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 22, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed, May 7, 2010.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26966), filed May 6, 2010.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 22, 2010.