Form 10-Q
period 2010-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2010-11-05
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2010, there were 43,318,056 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,566	$133,106
Marketable securities	10,834	44,401
Accounts receivable, net of allowances of $3,166 and $1,470, respectively	112,457	50,267
Inventories	66,691	28,567
Deferred income tax assets	9,669	9,222
Income taxes receivable	4,325	—
Assets of business held for sale	30,315	26,460
Other current assets	8,857	5,641

Total current assets	344,714	297,664
PROPERTY AND EQUIPMENT, net	24,732	18,687
OTHER ASSETS:
Deposits and other	8,829	9,295
Goodwill	48,360	—
Other intangible assets, net	49,341	—
Deferred income tax assets	20,549	19,479

Total assets	$496,525	$345,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,153	$23,802
Income taxes payable	—	3,503
Accrued payroll and employee benefits	14,638	6,118
Accrued warranty expense	6,652	7,005
Other accrued expenses	9,160	4,277
Customer deposits	7,366	3,152
Acquisition related contingent liability	39,600	—
Liabilities of business held for sale	1,992	1,477

Total current liabilities	115,561	49,334

LONG-TERM LIABILITIES:
Deferred income tax liabilities	18,641	1,200
Uncertain tax positions	15,453	14,987
Accrued warranty expense	5,410	—
Other long-term liabilities	3,720	1,270

Total liabilities	158,785	66,791

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 43,295 and 42,044 shares issued and outstanding, respectively	43	42
Additional paid-in capital	255,608	233,623
Retained earnings	57,045	17,261
Accumulated other comprehensive income	25,044	27,408

Total stockholders’ equity	337,740	278,334

Total liabilities and stockholders’ equity	$496,525	$345,125

*	Amounts as of September 30, 2010 are unaudited. Amounts as of December 31, 2009 are derived from the December 31, 2009 audited consolidated financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
SALES	$140,966	$43,452	$310,760	$103,766
COST OF SALES	80,276	29,597	176,304	77,244

GROSS PROFIT	60,690	13,855	134,456	26,522

OPERATING EXPENSES:
Research and development	16,672	9,448	41,329	30,413
Selling, general and administrative	20,545	9,801	49,955	27,723
Impairment of goodwill	—	—	—	63,260
Amortization of intangible assets	1,177	—	1,945	102
Restructuring charges	—	235	—	4,370

Total operating expenses	38,394	19,484	93,229	125,868

INCOME (LOSS) FROM CONTINUING OPERATIONS	22,296	(5,629)	41,227	(99,346)
OTHER INCOME, NET	1,224	506	1,828	1,415

Income (loss) from continuing operations before income taxes	23,520	(5,123)	43,055	(97,931)
PROVISION FOR INCOME TAXES	5,964	3,229	9,192	5,557

Earnings (loss) from continuing operations	17,556	(8,352)	33,863	(103,488)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	2,392	(79)	5,921	(740)

NET INCOME (LOSS)	$19,948	$(8,431)	$39,784	$(104,228)

BASIC WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	43,254	42,004	42,711	41,944
DILUTED WEIGHTED—AVERAGE COMMON SHARES OUTSTANDING	43,849	42,004	43,293	41,944

EARNINGS PER SHARE:
CONTINUING OPERATIONS:
BASIC EARNINGS (LOSS) PER SHARE	$0.41	$(0.20)	$0.79	$(2.47)
DILUTED EARNINGS (LOSS) PER SHARE	$0.40	$(0.20)	$0.78	$(2.47)

DISCONTINUED OPERATIONS:
BASIC EARNINGS (LOSS) PER SHARE	$0.06	$(0.00)	$0.14	$(0.02)
DILUTED EARNINGS (LOSS) PER SHARE	$0.05	$(0.00)	$0.14	$(0.02)

NET INCOME (LOSS):
BASIC EARNINGS (LOSS) PER SHARE	$0.46	$(0.20)	$0.93	$(2.48)
DILUTED EARNINGS (LOSS) PER SHARE	$0.45	$(0.20)	$0.92	$(2.48)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,784	$(104,228)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of assets and liabilities acquired:
Depreciation and amortization	7,646	6,408
Goodwill impairment charge	—	63,260
Stock-based compensation expense	5,895	4,530
Provision for deferred income taxes	137	934
Restructuring charges	—	4,370
Net loss on disposal of assets	—	290
Changes in operating assets and liabilities, net of assets acquired:	—	—
Accounts receivable	(54,938)	19,389
Inventories	(31,733)	10,187
Other current assets	(2,638)	(688)
Accounts payable	6,645	6,978
Other current liabilities and accrued expenses	19,408	(9,674)
Income taxes	(7,621)	585
Non-current assets	560	(2,316)
Non-current liabilities	253	(328)

Net cash used in operating activities	(16,602)	(303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(108,104)	(213,797)
Proceeds from sale of marketable securities	141,755	238,768
Purchase of PV Powered, Inc., net of cash acquired	(35,977)	—
Purchase of property and equipment	(6,921)	(2,776)

Net cash provided by (used in) investing activities	(9,247)	22,195

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(140)	(68)
Proceeds from exercise of stock options	1,408	343

Net cash provided by financing activities	1,268	275

EFFECT OF CURRENCY TRANSLATION ON CASH	(6,959)	1,064

INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	(31,540)	23,231
CASH AND CASH EQUIVALENTS, beginning of period	133,106	116,448

CASH AND CASH EQUIVALENTS, end of period	$101,566	$139,679

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$35	$15
Cash paid for income taxes	19,442	3,446
Cash received for refunds of income taxes	1,679	—
Cash held in banks outside the United States	22,891	68,768

NONCASH TRANSACTIONS:
Common stock issued as partial consideration for PV Powered acquisition	$14,690	$—
Contingent liabililty accrued as part of PV Powered acquisition	39,600	—
Equipment purchased with capital lease	223	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (“we”, “us”, “our”, “Advanced Energy”, or the “Company”) at September 30, 2010, and the results of our operations and cash flows for the three and nine months ended September 30, 2010 and 2009.
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
     ESTIMATES AND ASSUMPTIONS — The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, determining useful lives for depreciation and amortization, in the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, establishing the fair value of investments, establishing the fair value and forfeiture rate of stock-based compensation, accounting for income taxes, assessing excess and obsolete inventory and evaluating commitments and contingencies. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
     RECLASSIFICATIONS — In June 2010, the Company approved a plan to sell its Aera® mass flow control and related product lines (“gas flow control business,” see Note 2, Business Acquisition and Disposition). Accordingly, the financial results of the gas flow control business have been retroactively reclassified as discontinued operations.
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
     Advanced Energy acquired all of the outstanding PV Powered common stock for total consideration with a fair value of approximately $90.3 million on May 3, 2010 consisting of approximately $36.0 million of cash, net of cash acquired, Advanced Energy common stock with a market value of approximately $14.7 million and contingent consideration payable to the former shareholders of PV Powered if certain financial targets are met during the year ending December 31, 2010.
     In addition to the cash consideration, shareholders of PV Powered received approximately 1.0 million shares of Advanced Energy common stock for PV Powered’s common stock, warrants and stock options outstanding as of May 3, 2010. Fractional shares generated by the conversion were settled for cash.
     On October 30, 2010, the earn out period was terminated. Advanced Energy agreed to pay additional cash consideration in an amount of $39.6 million to the shareholders of PV Powered before November 15, 2010.
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
     The components of the fair value of the total consideration transferred for the PV Powered Acquisition on May 3, 2010 is as follows (in thousands):

Cash paid to owners	$36,701
Cash acquired	(724)
Common stock issued - 997,966 shares	14,690
Contingent consideration liability	39,600

Total fair value of consideration transferred	$90,267

     The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of May 3, 2010 (in thousands):

Accounts receivable	$4,777
Inventories	8,363
Other current assets	277
Deferred tax assets	2,746
Property and equipment	4,065
Deposits and other noncurrent assets	67
Accounts payable	(5,480)
Accrued liabilities	(2,744)
Deferred tax liabilities	(18,711)
Other long-term liabilities	(2,739)

(9,379)

Amortizable intangible assets:
Trademarks	5,277
Technology	28,208
In process research and development	14,868
Customer relationships	2,213
Backlog	720

Total amortizable intangible assets	51,286

Total identifiable net assets	41,907

Goodwill	48,360

Total fair value of consideration transferred	$90,267

     A summary of the intangible assets acquired, amortization method, and estimated useful lives follows (in thousands):

		Amortization
	Amount	Method	Useful Life
	(In thousands)
Trademarks	$5,277	Accelerated	10 years
Technology	28,208	Accelerated	7 years
In process research and development	14,868	Accelerated	8 years
Customer relationships	2,213	Accelerated	7 years
Backlog	720	Straight-line	6 months

	$51,286

     The amortization of in process research and development will not begin until the specific project is complete and put into production.
     The results of PV Powered operations are included in Advanced Energy’s Condensed Consolidated Statement of Operations beginning May 3, 2010 as follows (in thousands):

May 3, 2010 to September 30, 2010
Sales	$31,491
Net income	2,942	Pro forma results for PV Powered acquisition
     The following unaudited pro forma financial information presents the combined results of operations of Advanced Energy and PV Powered as if the acquisition had occurred as of January 1, 2010 and 2009. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2010 and 2009. The unaudited pro forma financial information for the three and nine months ended September 30, 2010 includes the historical results of Advanced Energy for the three months and nine months ended September 30, 2010, historical results of PV Powered for the period January 1, 2010 to May 2, 2010, and the post-acquisition results of PV Powered for the period May 3, 2010 to September 30, 2010. The unaudited pro forma financial information for the three and nine months ended September 30, 2009 includes the historical results of Advanced Energy for the three months and nine months ended September 30, 2009, and the historical results of PV Powered for the same periods.
     The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets and related tax effects. These pro forma results include the treatment of the sale of the gas flow control business and related product lines as discontinued operations. The unaudited pro forma results follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Sales	$140,966	$49,600	$322,622	$114,449
Net income (loss)	19,948	(9,983)	37,619	(110,729)
Earnings per share:
Basic	$0.46	$(0.23)	$0.87	$(2.58)
Diluted	0.45	(0.23)	0.86	(2.58)
Disposition
     On October 15, 2010, the Company completed the sale of its gas flow control business, which includes the Aera® mass flow control and related product lines to Hitachi Metals, Ltd., for approximately $44.9 million. Assets and liabilities sold include, without limitation, inventory, real property in Hachioji, Japan, equipment, certain contracts, intellectual property rights related to the gas flow control business and certain warranty liability obligations. During the fourth quarter of 2010, the Company expects to record a $10.3 million gain on the asset disposition, net of approximately $6.9 million in taxes.
     In accordance with authoritative accounting guidance for reporting discontinued operations, the results of continuing operations were reduced by the revenue and costs associated with the gas flow control business which are included in the income (loss) from discontinued operations, net of taxes, line on the Condensed Consolidated Statements of Operations.

     Operating results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Sales	$15,722	$8,310	$42,671	$16,191
Cost of sales	11,488	6,584	29,206	12,812

Gross margin	4,234	1,726	13,465	3,379

Operating Expenses:
Research and development	922	747	1,814	1,623
Selling, general and administrative	480	986	2,692	2,625

Amortization	—	124	246	364

Total operating expenses	1,402	1,857	4,752	4,612

Income (loss) from discontinued operations before income taxes	2,832	(131)	8,713	(1,233)

Provision for income taxes	440	(52)	2,792	(493)

Income (loss) from discontinued operations, net of income taxes	$2,392	$(79)	$5,921	$(740)

     Assets and liabilities held for sale consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Assets
Inventories	$11,000	$8,551
Property and equipment	12,950	11,927
Other intangible assets	6,365	5,982

Assets of business held for sale	$30,315	$26,460

Liabilities
Accrued warranty expense	$630	$119
Deferred income tax liabilities	1,362	1,357
Other	—	1

Liabilities of business held for sale	$1,992	$1,477

NOTE 3. INCOME TAXES
     U.S. GAAP requires that the interim period tax provision be determined as follows:
•	At the end of each quarter, the Company estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

•	The estimated annual effective rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

•	The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the event occurs.

     The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each of the tax jurisdictions in which the Company operates and the development of tax planning strategies during the year. In addition, as a global commercial enterprise, Advanced Energy’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors, that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.
     The following table sets out the tax expense and the effective tax rate for the Company’s income from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Income (loss) from continuing operations before income taxes	$23,520	$(5,123)	$43,055	$(97,931)
Income tax expense	5,964	3,229	9,192	5,557
Effective tax rate	25.4%	-63.1%	21.3%	-5.7%
     The Company’s overall tax rate (with continuing and discontinued operations combined) for the year ending December 31, 2010, is projected to be approximately 22%. This rate differs from the U.S. Federal statutory rate principally based on the distribution of income between our various locations, with a greater amount of our income being attributable to non-U.S. sources as a result of our reconfiguration of the Company’s legal entity structure completed during the three months ended December 31, 2009. Additionally in 2010, the Company expects to generate and use new tax credits to offset a portion of our U.S. taxable income. The tax rate for the year ended December 31, 2009, of negative 6.2% was driven by (i) the impairment charge for goodwill recognized in the first quarter of 2009, which was non-deductible for U.S. tax purposes; (ii) no benefit being recognized as of September 30, 2009, for taxable losses generated in the U.S. since the Company determined it did not expect to realize the benefits of those losses; and (iii) the Company’s foreign locations continued to generate taxable income for which the local taxes payable increased its overall tax expense.
     As of September 30, 2010 and December 31, 2009, the balance of our tax contingencies was $15.5 million and $15.0 million, respectively. If the tax contingencies reverse, $7.3 million and $6.9 million of the tax contingencies at September 30, 2010 and December 31, 2009, respectively, would affect our effective tax rates. The Company does not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.
     The Company’s tax returns are audited by U.S. federal, state, and foreign tax authorities and these audits may be at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. The Company is subject to U.S. Federal and state income tax examinations for fiscal years 2003 and forward.
     While management believes that the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are resolved.
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

     The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Net income (loss)	$19,948	$(8,431)	$39,784	$(104,228)

Denominator:
Basic	43,254	42,004	42,711	41,944
Assumed exercise of dilutive stock options and restricted stock units	595	—	582	—

Diluted	43,849	42,004	43,293	41,944

Income per common share:
Basic earnings (loss) per share	$0.46	$(0.20)	$0.93	$(2.48)
Diluted earnings (loss) per share	0.45	(0.20)	0.92	(2.48)
     Stock option grants and restricted stock units that were outstanding but were excluded from the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive, totaled 3.5 million and 3.5 million during the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2009, all potentially dilutive common shares were excluded from the computation as the effect of including such options in the computation would be anti-dilutive due to the net loss for the period.
NOTE 5. MARKETABLE SECURITIES
     Investments with original maturities of more than three months at time of purchase are considered marketable securities.
     The composition of marketable securities is as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Commercial paper	$—	$—	$3,996	$3,996
Treasury bills	2,006	2,009	—	—
Certificates of deposit	3,101	3,101	5,458	5,458
Corporate bonds/notes	1,204	1,207	7,034	7,028
Municipal bonds/notes	—	—	6,423	6,423
Agency bonds/notes	4,513	4,517	—	—
Auction rate securities	—	—	21,650	18,249
Put Agreement	—	—	—	3,247

Total securities	$10,824	$10,834	$44,561	$44,401

     The maturities of the marketable securities as of September 30, 2010 are as follows:

	Earliest		Latest
Available for Sale:
Treasury bills	5/31/2011	to	5/31/2011
Certificates of deposit	10/14/2010	to	12/10/2010
Corporate bonds/notes	10/21/2010	to	6/3/2011
Agency Bonds	10/29/2010	to	4/18/2011
     The value and liquidity of these securities are affected by market conditions as well as the ability of the issuer to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. The investments are expected to be liquidated in the next year.

     The fair values of cash and cash equivalents, which include investments in money market funds, are assumed to be equal to their carrying amounts. Cash and cash equivalents have maturities of less than three months.
     During June 2010, management liquidated its auction rate securities (“ARS”) at face value and the Company’s non-transferrable Auction Rate Securities Rights Agreement (the “Put Agreement”) expired on July 2, 2010 without exercise.
     As of September 30, 2010, management does not believe that any of the underlying issuers of the available for sale securities are presently at risk.
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
     The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
		(In thousands)
Treasury bills	$2,009	$—	$—	$2,009
Certificates of deposit	3,101	—	—	3,101
Corporate bonds/notes	1,207	—	—	1,207
Agency bonds/notes	4,517	—	—	4,517

Total	$10,834	$—	$—	$10,834

     The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
		(In thousands)
Auction rate securities	$—	$—	$18,249	$18,249
Put agreement	—	—	3,247	3,247
Certificates of deposit	5,458	—	—	5,458
Commercial paper	3,996	—	—	3,996
Municipal bonds	6,423	—	—	6,423
Corporate bonds/notes	7,028	—	—	7,028

Total	$22,905	$—	$21,496	$44,401

     Investments in money market funds: The Company sometimes invests excess cash in money market funds not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company believes that the investments in money market funds are on deposit with credit worthy financial institutions and that the funds are highly liquid. The investments in money market funds are reported at fair value, with interest income recorded in earnings and are included in “Cash and cash equivalents.” The fair values of our investments in money market funds are based on the quoted market prices.
     Auction rate securities: During June 2010, management liquidated its ARS at face value. The Put Agreement expired without exercise.

     The following table reconciles the December 31, 2009 beginning and September 30, 2010 ending balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs:

	ARS	Put Agreement	Total
		(In thousands)
Balances at December 31, 2009	$18,249	$3,247	$21,496
Net realized gain (loss) included in other income	3,401	(3,247)	154
Purchases, sales, and settlements, net	(21,650)	—	(21,650)

Balances at September 30, 2010	$—	$—	$—

NOTE 6. INVENTORIES
     Inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Parts and raw materials	$42,371	$18,882
Work in process	5,683	3,061
Finished goods	18,637	6,624

	$66,691	$28,567

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
     The Company makes assumptions regarding the rate at which new products will be accepted in the marketplace, the rate at which customers will transition from older products to newer products, effect of engineering changes to a product or discontinuance of a product line. If actual market conditions or customers’ product demands are less favorable than those projected, additional valuation adjustments may be necessary.
NOTE 7. PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2010	2009
	(In thousands)
Buildings and land	$476	$533
Machinery and equipment	48,601	37,155
Computer and communication equipment	28,853	26,141
Furniture and fixtures	5,081	3,661
Vehicles	514	490
Leasehold improvements	23,829	20,641
Contruction in process	1,660	—

	109,014	88,621
Less: Accumulated depreciation	(84,282)	(69,934)

	$24,732	$18,687

     Depreciation expense recorded in continuing operations for the three months and nine months ended September 30, 2010 and 2009 is as follows:

	September 30,
Depreciation expense:	2010	2009
	(In thousands)
3 months	$1,444	$1,585
9 months	4,656	3,808
NOTE 8. GOODWILL
     The following summarizes the changes in goodwill during the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Gross carrying amount, beginning of period	$47,920	$—	$—	$49,396
Additions and adjustments	440	—	48,360	—
Impairments	—	—	—	(63,260)
Effects of changes in exchange rates	—	—	—	13,864

Net carrying amount, end of period	$48,360	$—	$48,360	$—

     Additions during the year represent the difference between the purchase price paid and values assigned to identifiable assets acquired and liabilities assumed in purchase accounting, as described in Note 2, Business Acquisition and Disposition. During the three months ended September 30, 2010, goodwill increased $0.4 million related to the agreed settlement of the earn out provisions in the acquisition of PV Powered.
     Advanced Energy tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Advanced Energy compares the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in the first nine months of fiscal 2010. There was $63.3 million of goodwill impairment charges recorded in the first three months of fiscal 2009.
NOTE 9. INTANGIBLE ASSETS
     Other intangible assets consisted of the following as of September 30, 2010:

		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life in
	Amount	Rates	Amortization	Amount	Years
		(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$43,076	$—	$(1,425)	$41,651	7
Trademarks and other	8,210	—	(520)	7,690	8

Total amortizable intangibles	$51,286	$—	$(1,945)	$49,341	8

     Other intangible assets consisted of the following as of December 31, 2009:

		Effect of			Weighted-
	Gross	Changes in		Net	Average
	Carrying	Exchange	Accumulated	Carrying	Useful Life in
	Amount	Rates	Amortization	Amount	Years
(In thousands, except weighted-average useful life)
Amortizable intangibles:
Technology-based	$7,015	$1,543	$(8,558)	$—	0

     Amortization expense related to intangible assets is as follows:

	September 30,
Amortization expense:	2010	2009
	(In thousands)
3 months	$1,177	$—
9 months	1,945	102
     Estimated amortization expense related to amortizable intangibles based on estimates of when in process research and development is anticipated to move into production for each of the five years 2010 through 2014 and thereafter is as follows (in thousands):

Year Ending December 31,
2010 (remaining)	$920
2011	3,683
2012	6,489
2013	8,464
2014	9,181
Thereafter	20,604

$49,341

NOTE 10. WARRANTIES
     Provisions of our sales agreements include product warranties customary to these types of agreements, ranging from 18 months to 10 years following installation. The provision for the estimated cost of warranties is recorded when revenue is recognized. The warranty provision is based on historical experience by product, configuration and geographic region. Accruals are established for warranty issues that are probable to result in future costs. Changes in accrued product warranties, including those acquired in the PV Powered transaction were as follows:

	Three Months Ended		Nine Month Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Balance at beginning of period	$11,179	$5,493	$6,978	$6,005
Warranty liabilities acquired	—	—	1,546	—
Increases to accruals related to sales during the period	3,441	1,396	8,089	3,709
Warranty expenditures	(2,558)	(2,002)	(4,551)	(4,827)

Balance at September 30	$12,062	$4,887	$12,062	$4,887

NOTE 11. STOCK-BASED COMPENSATION
     The Company recognizes stock-based compensation expense based on the fair value of awards issued. Stock-based compensation for the three months and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	September 30,
Stock-based compensation expense:	2010	2009
3 months	$2,075	$1,627
9 months	5,895	4,530
Stock Options
     Stock option awards are granted with an exercise price equal to the market price of Advanced Energy’s stock at the date of grant, a four-year vesting schedule, and a term of 10 years.
     A summary of our stock option activity for the nine months ended September 30, 2010 is as follows:

Shares
(In thousands)
Options outstanding at December 31, 2009	4,826
Options granted	1,068
Options exercised	(154)
Options forfeited	(102)
Options expired	(100)

Options outstanding at September 30, 2010	5,538

Restricted Stock
     A summary of our non-vested Restricted Stock Units (“RSU”) activity for the nine months ended September 30, 2010 is as follows:

Shares
(In thousands)
Non-vested RSUs outstanding December 31, 2009	385
RSUs granted	191
RSUs vested	(115)
RSUs forfeited	(21)

Non-vested RSUs outstanding September 30, 2010	440

NOTE 12. COMPREHENSIVE INCOME
     Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, and net unrealized holding gains (losses) on available-for-sale investments as presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Net income (loss)	$19,948	$(8,431)	$39,784	$(104,228)
Adjustments to arrive at comprehensive income (loss), net of taxes:
Unrealized holding gain (loss) on available-for-sale securities	6	(3)	13	(5)
Cumulative translation adjustment	4,074	4,927	(2,377)	(3,314)

Comprehensive income (loss)	$24,028	$(3,507)	$37,420	$(107,547)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME
     Accumulated other comprehensive income consisted of the following (in thousands):

Unrealized holding gain (loss) on available-for-sale securities:
Balance at December 31, 2009	$(3)
Unrealized holding gain, net of realized amounts reclassified to net income	13

Balance at September 30, 2010	10

Accumulated foreign currency translation adjustments:
Balance at December 31, 2009	27,411
Translation adjustments	(2,377)

Balance at September 30, 2010	25,034

Total accumulated other comprehensive income	$25,044

NOTE 14. COMMITMENTS AND CONTINGENCIES
     Advanced Energy is involved in disputes and legal actions from time to time in the ordinary course of its business.
     During 2008, the Customs Office of Taipei, Taiwan issued a series of orders to our Taiwanese subsidiary, Advanced Energy Taiwan, Ltd., requiring that certain of our products manufactured in mainland China and allegedly imported without proper authorization be removed from Taiwan. The Company protested the orders based upon recent rulings of the Taiwan Bureau of Foreign Trade that the products were authorized for unrestricted import. The Company originally appealed the withdrawal order to the Taiwan High Administrative Court which ruled against the Company in May 2009. Advanced Energy then appealed that decision to the Taiwan Supreme Administrative Court. The Company previously recorded a charge of $0.3 million as its best estimate of the amount likely to be paid to resolve this matter. The case was settled in July 2010 and the charge of $0.3 million was reversed from cost of sales as of September 30, 2010.
     The Company has firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation at September 30, 2010 under these arrangements is approximately $78.3 million. Substantially all amounts under these arrangements are due in the next twelve to eighteen months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated, settled or cancelled. Certain agreements provide for potential cancellation penalties. The Company’s policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. Management believes that Advanced Energy has an adequate provision for potential exposure related to inventory on order which may go unused.
NOTE 15. RELATED PARTY TRANSACTIONS
     The Company leases its executive offices and manufacturing facilities in Fort Collins, Colorado from a limited liability partnership in which the Company’s Chairman of the Board of Directors holds an interest. The leases relating to these spaces expire during 2015. The leases contain total annual payments of approximately $3.0 million, including rent and common area maintenance costs.

     For the three months and nine months ended September 30, 2010 and 2009, rent and related expenses attributable to these leases totaled (in thousands):

	September 30,
	2010	2009
3 months	$713	$721
9 months	2,154	2,119
NOTE 16. SIGNIFICANT CUSTOMER INFORMATION
     Sales to Applied Materials Inc., our largest customer, were 16% of total sales for the three months ended September 30, 2010 and 22%, of total sales for the nine months ended September 30, 2010. Sales to Applied Materials Inc. were 18% of total sales for the three months ended September 30, 2009 and 17% of total sales for the nine months ended September 30, 2009. Sales to Applied Materials include products used in semiconductor processing and solar, flat panel display and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.
     Applied Materials, Inc. accounted for 10% of gross accounts receivable as of September 30, 2010 and 15% of gross accounts receivable as of December 31, 2009. No other customer accounted for 10% or more of our gross accounts receivable as of September 30, 2010 or December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Statements
     The following discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements in this report that are not historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. The inclusion of words such as “anticipate,” “expect,” “project,” “can,” “enables,” or “believe,” as well as statements that events or circumstances “will” occur or continue, indicate forward-looking statements. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. For additional information regarding factors that may affect our actual financial condition, results of operations and accuracy of our forward-looking statements, see the information under the caption “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2009. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
     Our products are used in diverse markets, applications and processes, including the manufacture of capital equipment for semiconductor devices, thin film applications for solar panels and architectural glass and for other thin film applications including flat panel displays, data storage and industrial coatings as well as the commercial and residential solar inverter market. These markets can be cyclical in nature. Therefore, demand for our products and our financial results can change as demand for manufacturing equipment, solar inverters and services change in response to consumer demand. Other factors, such as global economic and market conditions and technological advances in fabrication processes and renewable applications can also have an impact on our financial results, both positively and negatively.
     On October 15, 2010, we sold our gas flow control business, which included our Aera® mass flow control and related product lines, to Hitachi Metals, Ltd. The results of operations provided herein are presented in accordance with discontinued operations accounting and only includes those revenues and costs related to specific items or resources that will remain as part of our continuing operations. Consequently, the assets related to our gas flow control business are classified as held for sale as of September 30, 2010, any operations related to those assets are considered discontinued, and all of the revenue, costs and expenses related to such assets are reported on a net basis in discontinued operations below the income (loss) from continuing operations line on the Condensed Consolidated Statements of Operations.
     We had income from continuing operations for the three months ended September 30, 2010 of $17.6 million compared to an $8.4 million net loss from continuing operations for the three months ended September 30, 2009. We had income from continuing operations for the nine months ended September 30, 2010 of $33.9 million compared to a $103.5 million loss from continuing operations for the nine months ended September 30, 2009. The loss from continuing operations for the nine months ended September 30, 2009 included a $63.3 million non-cash impairment of goodwill and $4.4 million of restructuring charges.
     Industry conditions improved significantly in 2010 after a challenging year in 2009 that was characterized by credit constraints in the financial markets and a weak global economy that negatively impacted all of the markets we serve. While 2009 was characterized by a market posture of inventory reduction, 2010 has been characterized by rapid capital expansion driven by new technology and end user demand. As a result, our results of operation for the three and nine months ended September 30, 2010 have been positively impacted by manufacturers’ efforts to acquire and secure component material to meet this increase in demand.
     Additionally, we have experienced growth in our inverter business as a result of our acquisition of PV Powered, Inc. and the continued market acceptance and geographical expansion of our Solaron product worldwide.

     While we are cautiously optimistic that this cycle of growth and investment will continue over time, growth in some markets may be flat in the near-term. We currently anticipate that orders and net sales will be flat or slightly up in the fourth quarter of 2010 to that of the third quarter of 2010.
     In order to execute to the current level of demand, as well as implement strategic projects that drive continued international growth and sales opportunities, we have increased headcount and incurred more discretionary spending during the nine months ended September 30, 2010 than in the full year 2009. Temporary cost reductions implemented in 2009, such as management-level pay cuts, reductions of Board of Directors fees, company-wide shutdowns and cuts in employee benefits have been reversed in 2010. The rapid increase in demand in the markets we serve has challenged our production capacity as well as our ability to meet the tight deadlines of our customers. As a result, we have increased spending in our production facilities in order to meet our customers’ demands and take full advantage of this current market opportunity. Additionally, we have added employees and operating expenses related to the acquisition of PV Powered, Inc. as well as for the infrastructure necessary to expand our global presence to new markets throughout the world. While, these increases have been necessary to successfully manage the current rate and speed of our business; we remain committed to sustaining prudent spending levels.
     Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements in Part I, Item 1 of this report, including the notes thereto.
Business Acquisition
     On May 3, 2010, we acquired PV Powered, Inc., a privately held Oregon corporation and a leading solar inverter company based in Bend, Oregon, pursuant to an Agreement and Plan of Merger dated March 24, 2010 among Advanced Energy, PV Powered Inc. and Neptune Acquisition Sub, Inc., an Oregon corporation and wholly-owned subsidiary of Advanced Energy, as amended by Amendment No. 1 to the Agreement and Plan of Merger dated April 21, 2010 (the “Merger Agreement”). Pursuant to the Merger Agreement, Acquisition Sub merged with and into PV Powered, with PV Powered being the surviving corporation and a wholly-owned subsidiary of Advanced Energy; this event is referred to herein as the “Merger.”
     Shareholders of PV Powered received approximately $36.7 million of cash plus approximately 1.0 million shares of our common stock issued in exchange for all PV Powered common stock, warrants and stock options outstanding as of May 3, 2010. Fractional shares generated by the conversion were settled for cash. On October 30, 2010, we agreed to pay additional cash consideration in an amount of $39.6 million to the shareholders of PV Powered by November 15, 2010 in full satisfaction of the earn-out. The earn-out period will terminate upon such payment. All of the cash consideration paid in the Merger, including the earn-out settlement, comes from existing cash and investments.
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
     PV Powered will continue to operate out of its facilities in Bend, Oregon as a subsidiary of Advanced Energy. The acquisition of PV Powered enables us to offer the solar inverter market a more complete suite of products in a wider power range and increases the number of solar array opportunities for which the Company’s products can be considered for purchase. Results for PV Powered from the date of acquisition are included in our results of operations for the three and nine months ended September 30, 2010.
Asset Disposition
     On October 15, 2010, we completed the sale of our gas flow control business, which includes our Aera® mass flow control and related product lines to Hitachi Metals, Ltd., for approximately $44.9 million. The assets sold included inventory, real property in Hachioji, Japan, equipment and certain contracts and intellectual property rights related to the gas flow control business. During the fourth quarter of 2010 we expect to record a $10.3 million gain on this asset disposition net of approximately $6.9 million in taxes.
     In connection with the closing of this asset disposition, we entered into a Master Services Agreement and a Supplemental Transition Services Agreement where we will provide certain transition services and we became an authorized service provider for Hitachi in all countries other than Japan.

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
     The results of continuing operations excluded the revenue and costs associated with the gas flow control business which was included in the income (loss) from discontinued operations, net of taxes, line on the Condensed Consolidated Statements of Operations.
     Operating results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Sales	$15,722	$8,310	$42,671	$16,191
Cost of sales	11,488	6,584	29,206	12,812

Gross margin	4,234	1,726	13,465	3,379

Operating Expenses:
Research and development	922	747	1,814	1,623
Selling, general and administrative	480	986	2,692	2,625
Amortization	—	124	246	364

Total operating expenses	1,402	1,857	4,752	4,612

Income (loss) from discontinued operations before income taxes	2,832	(131)	8,713	(1,233)
Provision for income taxes	440	(52)	2,792	(493)

Income (loss) from discontinued operations, net of income taxes	$2,392	$(79)	$5,921	$(740)

     The assets and liabilities related to our gas flow control business have been classified as held for sale on the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009. Assets and liabilities held for sale consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Assets
Inventories	$11,000	$8,551
Property and equipment	12,950	11,927
Other intangible assets	6,365	5,982

Assets of business held for sale	$30,315	$26,460

Liabilities
Accrued warranty expense	$630	$119
Deferred income tax liabilities	1,362	1,357
Other	—	1

Liabilities of business held for sale	$1,992	$1,477

Results of Continuing Operations
SALES
     The following tables summarize net sales, and percentages of net sales, by market type for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Increase/	Percent
	2010		2009		(Decrease)	Change
			(in thousands)
Semiconductor capital equipment market	$49,364	35.0%	$17,309	39.8%	$32,055	185.2%
Non-semiconductor capital equipment	78,452	55.7%	15,938	36.7%	62,514	392.2%

Total Product	127,816	90.7%	33,247	76.5%	94,569	284.4%
Global support	13,150	9.3%	10,205	23.5%	2,945	28.9%

Total sales	$140,966	100.0%	$43,452	100.0%	$97,514	224.4%

	Nine Months Ended September 30,				Increase/	Percent
	2010		2009		(Decrease)	Change
			(in thousands)
Semiconductor capital equipment market	$134,199	43.2%	$35,063	33.8%	$99,136	282.7%
Non-semiconductor capital equipment	141,831	45.6%	42,658	41.1%	99,173	232.5%

Total Product	276,030	88.8%	77,721	74.9%	198,309	255.2%
Global support	34,730	11.2%	26,045	25.1%	8,685	33.3%

Total sales	$310,760	100.0%	$103,766	100.0%	$206,994	199.5%

     Sales for the three months ended September 30, 2010 increased 224.4% to $141.0 million from $43.5 million for the three months ended September 30, 2009. Sales for the nine months ended September 30, 2010 increased 199.5% to $310.8 million from $103.8 million for the nine months ended September 30, 2009. The increase in sales for the period was driven primarily by a recovery in all of the end markets that we serve, most notably in the semiconductor capital equipment market and the addition of $31.5 million generated by PV Powered during the period May 3, 2010 to September 30, 2010. This recovery began to occur in the second half of 2009 and continued into the first nine months of 2010.
     In the three months ended September 30, 2010, semiconductor sales rose 185.2% to $49.4 million, or 35.0% of sales, from $17.3 million, or 39.8% of sales for the three months ended September 30, 2009. In the nine months ended September 30, 2010, semiconductor sales rose 282.7% to $134.2 million, or 43.2% of sales, from $35.1 million, or 33.8% of sales in the nine months ended September 30, 2009. The semiconductor capital equipment market has continued to grow throughout 2010 as technology investments at foundries have driven a rebuilding of inventory to satisfy the consumer electronics market. In the near term we believe that growth in the semiconductor capital equipment industry may pause slightly to work through inventory built during the large capital investment of the past twelve months and, as a result, our revenue in this market may be flat to slightly down in the fourth quarter of 2010 as compared to the third quarter.
     Sales to the non-semiconductor capital equipment markets increased 392.2% to $78.5 million, or 55.7% of sales, for the three months ended September 30, 2010 compared to $15.9 million, or 36.7% of sales, for the three months ended September 30, 2009. In the nine months ended September 30, 2010, non-semiconductor sales rose 232.5% to $141.8 million, or 45.6% of sales, from $42.7 million, or 41.1% of sales in the nine months ended September 30, 2009. The markets that comprise our non-semiconductor capital equipment markets include solar panel, flat panel display, data storage, architectural glass and other industrial thin-film manufacturing equipment markets and our solar inverter market. Our customers in these markets, other than the solar inverter market, are predominantly large original equipment manufacturers (OEM’s) for new equipment. Our customers in the solar inverter market are predominantly large system integrators, independent power producers and public utilities.
     The increase in non-semiconductor sales was due to capacity expansion in the flat panel display market, capacity expansion in the solar panel market, growth of solar array installations in the U.S. and Europe for solar inverters and the addition of PV Powered to our revenue stream.
     In the flat panel display market, we are seeing a continued cycle of investing by panel manufacturers in Korea and China which is driven by the market adoption of flat panels by Chinese consumers, the growth in touch screens for tablet PCs and smart phones and the migration of new technology such as LED backlighting and 3D televisions around the world.

     Sales to customers in the solar panel market increased in terms of dollars to $18.9 million, or 13.4% of total sales, for the three months ended September 30, 2010 as compared to $2.3 million, or 5.4% of total sales, for the three months ended September 30, 2009. Sales to customers in the solar panel market increased in terms of dollars to $35.6 million, or 11.5% of total sales, for the nine months ended September 30, 2010 as compared to $13.9 million, or 14.5% of total sales, for the nine months ended September 30, 2009.
     Solar panel manufacturers installed substantial panel manufacturing capacity over the past three years, and, as a result of declining panel sales caused in part by the global recession of 2008 and 2009, built significant inventory. These manufacturers have since worked through this inventory and the market is in a period of expansion. In the third quarter, we saw strong demand for our crystalline silicon PV products in both Europe and China and anticipate investment and demand for these products to remain stable for the remainder of the year. Additionally, the solar panel expansion has been impacted by larger megawatt output solar array projects resulting in an increase in the demand for solar panels. Demand for our equipment used in the thin-film deposition process within the manufacture of solar panels has also increased. We have expanded penetration in sales to OEMs and the China market. China has an abundance of new companies emerge that are manufacturing their own equipment to provide a lower-cost domestic panel for the Chinese market. As a result of these conditions, we expect growth in our solar panel equipment market throughout the remainder of 2010.
     Global support revenue grew 28.9% to $13.2 million, or 9.3% of total sales, for the three months ended September 30, 2010, compared to $10.2 million, representing 23.5% of sales, for the three months ended September 30, 2009. In the nine months ended September 30, 2010, global support sales rose 33.3% to $34.7 million, or 11.2% of sales, from $26.0 million, or 25.1% of sales in the nine months ended September 30, 2009. The increase in global support sales was due to an increase in factory utilization by our customers, which drove demand for repairs, replacement parts and inventory restocking. The outlook for our service business in the last quarter of 2010 continues to be strong, and we expect it will grow as we expand our product offerings to include maintenance contracts in the growing solar array market.
     Sales to the solar inverter market were $37.4 million, or 26.5% of total sales, for the three months ended September 30, 2010, as compared to $3.6 million, or 8.3% of total sales, for the three months ended September 30, 2009. The primary drivers this increase and our penetration into the solar inverter market was our acquisition of PV Powered, whose products continue to penetrate the U.S. market for both commercial and residential applications, as well as continued market acceptance of our Solaron inverter product. The majority of our revenue in the inverter market continues to come from commercial and utility-scale applications across all power classes. We successfully installed our first inverters in the European market and expect continued growth in that region. The future market for our inverter products continues to grow as indicated by our increasing backlog. Backlog for our inverter product line grew from approximately $34.2 million at June 30, 2010 to approximately $59.4 million at September 30, 2010 with bookings from both the U.S. and European markets. We have made and continue to make capacity increases both domestically and internationally to meet this growing demand and, as a result, we expect inverter sales to grow in the fourth quarter of 2010.
GROSS PROFIT
     Our gross profit was $60.7 million, or 43.1% of sales, for the three months ended September 30, 2010, as compared to $13.9 million, or 31.9% of sales for the three months ended September 30, 2009. Our gross profit was $134.5 million, or 43.3% of sales, for the nine months ended September 30, 2010, as compared to $26.5 million, or 25.6% of sales for the nine months ended September 30, 2009. The large increase in terms of dollars and percentage of sales was due to an overall boost in production volume and increased leverage of factory overhead, as well as reduced warranty costs resulting from improved quality and lower warranty claims. We expect our gross profit to remain in a similar range during the last quarter of 2010.
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
     Research and development expenses for the three months ended September 30, 2010 were $16.7 million, or 11.8% of sales, as compared to $9.4 million, or 21.7% of sales, for the three months ended September 30, 2009. Research and development expenses for the nine months ended September 30, 2010 were $41.3 million, or 13.3% of sales, as compared to $30.4 million, or 29.3% of sales, for the nine months ended September 30, 2009.

     The increase in research and development expenses of $7.2 million in the three months ended September 30, 2010 as compared to the same period in 2009 was driven primarily by increases in personnel costs of $2.1 million, materials and supplies of $1.4 million and outside consulting services of $1.4 million. The increase of $10.9 million in the nine months ended September 30, 2010 as compared to the same period in 2009 was driven primarily by increases in personnel costs of $5.0 million and outside consulting services of $3.0 million. The increase in personnel costs were driven by the reversal of the temporary cost control efforts mentioned above as well as engineering personnel absorbed in the PV Powered acquisition. We continue to focus on new product development, specifically related to the expansion of our inverter product line globally and, although we have maintained a very cautious approach to our discretionary spending in 2010, we anticipate that research and development expenses will continue to increase in the last quarter of 2010 in terms of absolute dollars but remain within their current range as a percentage of sales.
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
     Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2010 were $20.5 million, or 14.6% of sales, as compared to $9.8 million, or 22.6% of sales, in the three months ended September 30, 2009. SG&A expenses for the nine months ended September 30, 2010 were $50.0 million, or 16.1% of sales, as compared to $27.7 million, or 26.7% of sales, in the nine months ended September 30, 2009.
     The increase in SG&A expenses of $10.7 million in the three months ended September 30, 2010 as compared to the same period in 2009 was driven primarily by increases in personnel costs of $6.8 million, including $5.0 million of incentive compensation, $1.5 million of outside consultant fees, $0.5 million of travel costs and $0.4 million of external sales commission. The increase of $22.2 million in the nine months ended September 30, 2010 as compared to the same period in 2009 was driven primarily by increases in personnel costs of $13.4 million, including $8.7 million of incentive compensation, $2.9 million of outside consultant fees, $1.4 million of travel costs and $0.6 million of external sales commissions. The increase in commissions was driven by our sharp increase in revenue. Our travel increases were necessary to meet the expectations and demands of our global customers. The increased personnel costs related to the reversal of the temporary cost control efforts described earlier in this section as well as the incentive compensation for which there was no comparable amount in 2009.We also incurred $0.8 million of transaction costs related to the acquisition of PV Powered during the nine months ended September 30, 2010 as well as additional costs related to employees absorbed through the acquisition. Although we are aware of the growing needs of our customers during this period of revenue growth and will continue to closely scrutinize and monitor increases to these expenses throughout the year, we do anticipate that SG&A expenses will continue to increase in the last quarter of 2010 in terms of absolute dollars and will remain within their current range as a percentage of sales.
GOODWILL IMPAIRMENT CHARGE
     We recorded $63.3 million of goodwill impairment charges in the first three months of fiscal 2009 based upon the results of an impairment test we performed during the first quarter of 2009.
RESTRUCTURING CHARGES
     There were no restructuring costs during the three months and nine months ended September 30, 2010, as compared to $0.2 million and $4.4 million in restructuring costs in the three months and nine months ended September 30, 2009, respectively. Overall in 2009, we reduced our global workforce by approximately 363 people, or 22% of total headcount, driving a cost savings of $15.1 million during 2009. We continue to look for ways to make our global workforce more efficient and effective.
OTHER INCOME, NET
     Other income, net, consists primarily of investment income and foreign currency exchange gains and losses. Other income, net was $1.2 million for the three months ended September 30, 2010, as compared to $0.5 million for the three months ended September 30, 2009. Other income, net, was $1.8 million for the nine months ended September 30, 2010, as compared to $1.4 million for the nine months ended September 30, 2009. The increases were mainly due to fluctuations in foreign exchange rates, most specifically the Euro and Yen, both of which strengthened considerably against the U.S. dollar during the third quarter of 2010. As we do not hedge our currency transactions, we are subject to exchange rate fluctuations.

PROVISION FOR INCOME TAXES
     We recorded an income tax provision for the three months ended September 30, 2010 of $6.0 million and $9.2 million for the nine months ended September 30, 2010, which related to taxable income in the U.S. and our foreign jurisdictions. We recorded an income tax provision of $3.2 million for the three months ended September 30, 2009 and $5.6 million for the nine months ended September 30, 2009. The effective tax rate for the year ended December 31, 2009 was impacted by an impairment of goodwill recognized in the first quarter of 2009, which is non-deductible for U.S. tax purposes.
     Our overall tax rate (with continuing and discontinued operations combined) for the year ending December 31, 2010, is projected to be approximately 22%. This rate differs from the U.S. Federal statutory rate principally based on the distribution of income between our various locations, with a greater amount of our income being attributable to non-U.S. sources as a result of our reconfiguration of our legal entity structure completed during the three months ended December 31, 2009. Additionally in 2010, we expect to generate and use new tax credits to offset a portion of our U.S. taxable income. The tax rate for the year ended December 31, 2009, of negative 6.2% was driven by (i) the impairment charge for goodwill recognized in the first quarter of 2009, which was non-deductible for U.S. tax purposes; (ii) no benefit being recognized as of September 30, 2009, for taxable losses generated in the U.S. since we determined we did not expect to realize the benefits of those losses; and (iii) our foreign locations continued to generate taxable income for which the local taxes payable increased our overall tax expense.
     Our future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of our pre-tax income. We carefully monitor these factors and timely adjust our effective income tax rate accordingly.
Discontinued Operations
     On October 15, 2010, we sold our gas flow control business. Accordingly, the financial results of the gas flow control business have been retroactively reclassified as discontinued operations for the three and nine months ended September 30, 2010 and 2009. Information regarding the sale is set forth under the caption “Asset Disposition” above.
Liquidity and Capital Resources
     Our ability to fund working capital, acquisitions, capital expenditures and product development efforts will depend on our ability to generate cash from operating activities which in turn is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash and investments and cash generated from current operations.
CASH FLOWS
     Cash flows were as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net cash used in operating activities	$(16,602)	$(303)
Net cash provided by (used in) investing activities	(9,247)	22,195
Net cash provided by financing activities	1,268	275
Effect of currency translation on cash	(6,959)	1,064

Net change in cash and cash equivalents	(31,540)	23,231
Cash and cash equivalents, beginning of the year	133,106	116,448

Cash and cash equivalents,end of the period	$101,566	$139,679

     Net cash flows used in operating activities increased by $16.3 million to $16.6 million for the nine month period ended September 30, 2010 compared to $0.3 million for the same period of 2009. This increase was driven by growth in accounts receivable, inventory, accounts payable, accrued bonuses and income taxes to support increases in sales during the nine months ended September 30, 2010 compared to the same period of 2009. We believe that adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe the restructuring and other cost reduction actions we took during 2008 and 2009 will permit us to generate adequate cash flow from operations. We believe that cash generated from operations, together with our existing cash, will adequately support our continued growth.

     Net cash flows provided by (used in) investing activities decreased by $31.4 million to negative $9.2 million used in investing activities for the nine month period ended September 30, 2010 compared to $22.2 million provided by investing activities for the same period of 2009. During the nine months ended September 30, 2010, we purchased PV Powered paying approximately $36.0 million in cash, net of cash acquired. The cash consideration paid in the Merger came from existing cash and investments, as will the additional cash consideration that is payable according to the earn out. We expect to pay the $39.6 million contingent liability for the acquisition of PVP during November 2010.
     During the nine months ended September 30, 2010, we sold $33.7 million of marketable securities, net, as compared to $25.0 million during the nine months ended September 30, 2009.
     Capital expenditures increased by $4.1 million during the nine months ended September 30, 2010 to $6.9 million compared to $2.8 million during the same period in 2009. We intend to continue to acquire testing equipment to sustain our engineering and new product development efforts as well as capacity expansion for the production of inverters, which will increase as a result of our acquisition of PV Powered. Future capital expenditures are expected to be funded through cash flows from operations.
     On October 15, 2010, we sold the gas flow control business for approximately $44.9 million in cash.
     Net cash flows provided by financing activities increased by $1.0 million to $1.3 million during the nine months ended September 30, 2010 compared to $0.3 million during the same period in 2009. During the nine months ended September 30, 2010, $1.4 million of stock options were exercised as compared to $0.3 million of stock options exercised in the same period last year.
     Effect of currency translation on cash changed $8.1 million to negative $7.0 million for the nine month period ended September 30, 2010 compared to $1.1 million for the nine months ended September 30, 2009. The functional currencies of our worldwide operations primarily include U.S. dollar (“USD”), Japanese Yen (“JPY”), Chinese Yuan (“CNY”), New Taiwan Dollar (“TWD”), South Korean Won (“KRW”), British Pound (“GBP”) and Euro (“EUR”). Our purchasing and sales activities are primarily denominated in USD, JPY, CNY and EUR. The change in these key currency rates during the nine months ended September 30, 2010 and 2009 are as follows:

Nine Months Ended
September 30,
From	To	2010	2009
CNY	USD	2.0%	-0.1%
EUR	USD	-5.3%	5.2%
JPY	USD	11.0%	1.5%
KWN	USD	1.8%	7.2%
TWD	USD	2.5%	2.2%
GBP	USD	-2.2%	10.2%
     As of September 30, 2010, we have $112.4 million in cash, cash equivalents and marketable securities. We believe that our current cash levels and cash flows from future operations will be adequate to meet anticipated working capital needs, capital expenditures, acquisition and contractual obligations for the foreseeable future.
Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 describes the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, establishing the fair value of investments, the fair value and forfeiture rate of stock-based compensation, accounting for income taxes, assessing excess and obsolete inventory, and evaluating commitments and contingencies. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

     Our management discusses the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors at least annually. Our management also internally discusses the adoption of new accounting policies or changes to existing policies at interim dates, as it deems necessary or appropriate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our market risk exposure relates to changes in interest rates in our investment portfolio. We generally place our investments with high-credit quality issuers and, by policy, are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2010, our investments consisted primarily of treasury bills, certificates of deposit, corporate bonds, agency bonds, and institutional money markets.
     As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease annual pre-tax earnings by approximately $0.1 million.
Foreign Currency Exchange Rate Risk
     We are impacted by changes in foreign currency rates through sales and purchasing transactions when we sell products in currencies different from which the currency in which the product and manufacturing costs were incurred. Our purchasing and sales activities are primarily denominated in USD, JPY, CNY and EUR. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions and labor.
     Our reported results of operations, including the reported value of our assets and liabilities, are also impacted by changes in foreign currency exchange rates. The assets and liabilities of substantially all of our subsidiaries outside the U.S. are translated at period end rates of exchange for each reporting period. Earnings and cash flow statements are translated at weighted-average rates of exchange. Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, debt covenants and overall value of our net assets.
     Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens. Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.
     See the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Hans Georg Betz , Chief Executive Officer and President) and Principal Financial Officer (Danny C. Herron, Executive Vice President & Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.
     As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting, except as discussed below, that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     As discussed in Note 2, Acquisition and Disposition, to our Condensed Consolidated Financial Statements, on May 3, 2010, we acquired PV Powered. We considered the results of our pre-acquisition due diligence activities, the continuation by PV Powered of their established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities related to PV Powered as part of our overall evaluation of disclosure controls and procedures as of September 30, 2010. The objective of PV Powered’s established internal control over financial reporting is consistent, in all material respects, with our objectives. However, we believe the design of PV Powered’s established internal control over financial reporting is sufficiently different from our overall design and the controls implemented to integrate PV Powered’s financial operations into our existing operations constitute a change in internal controls. We are in the process of completing a more complete review of PV Powered’s internal control over financial reporting and will be implementing changes to better align its reporting and controls with the rest of Advanced Energy. As a result of the timing of the acquisition and the changes that are anticipated to be made, we currently intend to exclude PV Powered from the December 31, 2010 assessment of our internal control over financial reporting. PV Powered’s operating assets accounted for 7.5% of our total assets at September 30, 2010. PV Powered accounted for 15.0% of our total net sales for the three months ended September 30, 2010 and 10.1% of total net sales for the nine months ended September 30, 2010.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     We are involved in disputes and legal actions from time to time in the ordinary course of our business.
     During 2008, the Customs Office of Taipei, Taiwan issued a series of orders to our Taiwanese subsidiary, Advanced Energy Taiwan, Ltd., requiring that certain of our products manufactured in mainland China and allegedly imported without proper authorization be removed from Taiwan. We protested the orders based upon recent rulings of the Taiwan Bureau of Foreign Trade that the products were authorized for unrestricted import. We originally appealed the withdrawal order to the Taiwan High Administrative Court which ruled against the Company in May 2009. Advanced Energy then appealed that decision to the Taiwan Supreme Administrative Court. We previously recorded a charge of $0.3 million as our best estimate of the amount likely to be paid to resolve this matter. The case was settled in July 2010 and the charge of $0.3 million was reversed from cost of sales as of September 30, 2010.
     There have been no other material developments in legal proceedings during the three months ended September 30, 2010. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Cyclicality in the semiconductor equipment industry impacts our results of operations.
     Our business is affected by the capital equipment expenditures of semiconductor manufacturers, which in turn is affected by the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and has experienced periodic and severe downturns and upturns. Business conditions, therefore, historically have changed rapidly and unpredictably.
     Fluctuating levels of investment by semiconductor manufacturers could continue to materially affect our revenues and operating results. Where appropriate, we will attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in research and development and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may have a temporary adverse effect on our results of operations. During periods of increased demand, we may have difficulty obtaining sufficient components and subassemblies or increasing production quickly enough to meet our customers’ requirements.
Our orders of raw materials, parts, components and subassemblies are based upon demand forecasts.
     We place orders with many of our suppliers based upon our customers’ quarterly forecasts and our annual forecasts. These forecasts are based upon our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. These orders cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. We have increased these obligations significantly over the past several months, as demand for our products has increased. Our obligation to our suppliers at September 30, 2010 under these purchase commitments and agreements was $78.3 million. If demand for our products does not continue at current levels, we might not be able to use all of the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations.
We conduct manufacturing at only a few sites and our sites are not generally interchangeable.
     Our power products that enable thin-film deposition manufacturing are primarily manufactured in Shenzhen, China. Our thermal instrumentation products that are used in thin-film processes are manufactured in Vancouver, Washington. Our Solaron inverter products are manufactured at our Fort Collins, Colorado facility and we have entered into contract manufacturing relationships in China and Canada as well. In connection with the acquisition of PV Powered, we now have an additional manufacturing facility in Bend, Oregon. Each facility generally manufactures different systems and, therefore, is not readily interchangeable. Natural or other uncontrollable occurrences at any of our primary manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. Our losses from any such occurrence could significantly affect our operations and results of operations for a prolonged period of time.
The disposition of the Aera® mass flow control business and related product lines may be less successful than anticipated.
     We recently sold our gas flow control business, which includes our Aera® mass flow control and related product lines and real property in Japan to Hitachi Metals, Ltd. Our business may be impacted by unforeseen difficulties in transitioning the gas flow control business, customers or suppliers to Hitachi Metals. As part of the transition of this product line to Hitachi Metals, we have agreed to provide (i) cost-plus contract manufacturing services for a period of twelve months (with a potential one-time extension of six months), (ii) supplemental information technology and customer order processing services for up to six months, and (iii) sales support and materials procurement services (along with access to certain engineering tools) for a period of up to three months. We also are required to work with Hitachi Metals’ contractors with respect to the creation of an enterprise resource planning system for Hitachi Metals, to manage the acquired product lines. Our provision of these transition services requires diversion of management attention and resources, which could have an adverse effect on our own business and operations.
     Further, we continue to sell or seek to sell other products and services to customers who are expected to purchase mass flow control and products from Hitachi Metals. Some of these customers are significant customers of the product lines we retained. If Hitachi Metals is unsuccessful in its integration of the gas flow control business into its business or otherwise is unable to keep our mutual customers satisfied, such customers may reduce or discontinue their purchases of our products as well, which reductions or discontinuations could have a material adverse effect on our business, financial results and operations.

We have entered into contract manufacturing relationships with international suppliers for certain of our inverter products.
     We have entered into contract manufacturing relationships with well-established suppliers in Canada and China for the manufacture of certain of our inverters. These relationships will facilitate our compliance with localization requirements in some world regions where incentives and benefits are granted for local manufacturing. These relationships will also afford us a more flexible manufacturing capacity, thereby enabling us to maintain a competitive advantage in the marketplace for our inverter products. These partners, working closely with us, will in turn be developing a common supply chain for the components that are incorporated into our inverters. While we believe that our contract manufacturers are qualified to manufacture these inverters for us, we may need to address short-term quality and delivery scheduling issues as we develop this new supply chain for these inverters. If we were to encounter significant quality or delivery schedule concerns it might materially and adversely affect our relationships with customers for these inverters and our results of operations.
Businesses, consumers and utilities might not adopt alternative energy solutions as a means for providing or obtaining their electricity and power needs.
     On-site distributed power generation solutions, such as photovoltaic systems, which utilize our inverter products, provide an alternative means for obtaining electricity and are relatively new methods of obtaining electrical power that businesses, consumers and utilities may not adopt at levels sufficient to grow this part of our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses, consumers and utilities must adopt new purchasing practices and must be willing to rely upon less traditional means of providing and purchasing electricity. We cannot be certain that businesses, consumers and utilities will choose to utilize on-site distributed power at levels sufficient to sustain our business in this area. The development of a mass market for our products may be impacted by many factors which are out of our control, including:
•	market acceptance of photovoltaic systems that incorporate our products;

•	the cost competitiveness of these systems;

•	regulatory requirements; and

•	the emergence of newer, more competitive technologies and products.
     If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop these products.
Feed-in tariff cuts could impact revenue growth in the renewable energy markets.
     Feed-in tariffs have been a significant driver in the growth of the solar industry, with countries throughout the world providing incentives to spur adoption of renewable energy. While many countries are beginning to adopt feed-in tariffs and varying subsidies, others are re-evaluating the level of incentive they wish to provide. Recently, a number of countries have proposed reductions to their feed-in tariffs. As new political parties take office in countries throughout the world agendas on renewable energy and governments’ desire or ability to provide incentives may shift or change. Proposed feed-in tariff reductions in regions in which we do significant business could negatively affect the results of our operations. Such a reduction in the feed-in tariff, including any potential further reductions, could result in a significant decline in demand and price levels for renewable energy products, which could have a material adverse effect on our business, financial condition or results of operations.
Our Chairman of the Board owns a significant percentage of our outstanding common stock, which could enable him to influence our business and affairs, and future sales of our common stock by our Chairman of the Board may negatively affect the market price of our common stock.
     Douglas S. Schatz, our Chairman of the Board, beneficially owned approximately 10% of our outstanding common stock as of November 4, 2010. This stockholding gives Mr. Schatz significant voting power and influence. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to elect all of the members of our board of directors and to influence our business affairs for the foreseeable future in a manner with which our other stockholders may not agree. In addition, the sale of a substantial amount of the shares beneficially owned by him could negatively affect the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

10.1	Asset Purchase Agreement by and between Advanced Energy Industries, Inc., Hitachi Metals, LTD., dated as of July 21, 2010. (1)

10.2	Amendment to Asset Purchase Agreement by and between Advanced Energy Industries, Inc. and Hitachi Metals, Ltd., dated as of October 15, 2010.

10.3	Executive Change in Control Agreement, dated August 14, 2010, by and among Advanced Energy Industries Inc. and Danny C. Herron. (2)

10.4	Offer letter, dated August 14, 2010, by and among Advanced Energy Industries, Inc. and Danny C. Herron.

10.5	Master Executive Separation Agreement, dated August 11, 2010, by and among Advanced Energy Industries, Inc. and Lawrence D. Firestone.

10.6	Lease Amendment, dated as of August 19, 2010, by and between Sharp Point Properties, LLC and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado. (3)

10.7	Amendment No. 2 to Merger Agreement by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of October 30, 2010. (4)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 22, 2010.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 16, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed, August 20, 2010.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed, November 2, 2010.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.
Dated: November 5, 2010	/s/ Danny C. Herron
Danny C. Herron
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

10.1	Asset Purchase Agreement by and between Advanced Energy Industries, Inc., and Hitachi Metals, Ltd., dated as of July 21, 2010. (1)

10.2	Amendment to Asset Purchase Agreement by and between Advanced Energy Industries, Inc. and Hitachi Metals, Ltd., dated as of October 15, 2010.

10.3	Executive Change in Control Agreement, dated August 14, 2010, by and among Advanced Energy Industries Inc. and Danny C. Herron. (2)

10.4	Offer letter, dated August 14, 2010, by and among Advanced Energy Industries, Inc. and Danny C. Herron.

10.5	Master Executive Separation Agreement, dated August 11, 2010, by and among Advanced Energy Industries, Inc. and Lawrence D. Firestone.

10.6	Lease Amendment, dated as of August 19, 2010, by and between Sharp Point Properties, LLC and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado. (3)

10.7	Amendment No. 2 to Merger Agreement by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of October 30, 2010. (4)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 22, 2010.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 16, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed, August, 2010.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed, November 2, 2010.