Form 10-Q
period 2011-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2011-08-02
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2011, there were 43,632,289 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135,564	$130,914
Marketable securities	10,124	9,640
Accounts receivable, net of allowances of $3,701 and $3,440, respectively	128,802	119,893
Inventories	100,392	77,593
Deferred income tax assets	7,689	7,510
Income taxes receivable	2,388	6,061
Other current assets	11,689	10,156

Total current assets	396,648	361,767

PROPERTY AND EQUIPMENT, net	38,408	34,569

OTHER ASSETS:
Uncertain tax positions and deposits	8,795	8,874
Goodwill	46,515	48,360
Other intangible assets, net	46,579	48,421
Deferred income tax assets	5,059	3,166

Total assets	$542,004	$505,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,828	$56,185
Income taxes payable	2,967	3,602
Accrued payroll and employee benefits	13,688	23,202
Accrued warranty expense	8,820	7,144
Other accrued expenses	10,642	5,389
Customer deposits	11,013	6,803

Total current liabilities	95,958	102,325

LONG-TERM LIABILITIES:
Deferred income tax liabilities	5,176	5,155
Uncertain tax positions	14,176	14,176
Accrued warranty expense	5,476	5,805
Other long-term liabilities	5,565	3,728

Total liabilities	126,351	131,189

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 43,619 and 43,330 shares issued and outstanding, respectively	44	43
Additional paid-in capital	265,835	258,398
Retained earnings	120,945	88,453
Accumulated other comprehensive income	28,829	27,074

Total stockholders’ equity	415,653	373,968

Total liabilities and stockholders’ equity	$542,004	$505,157

*	Amounts as of June 30, 2011 are unaudited. Amounts as of December 31, 2010 are derived from the December 31, 2010 audited Consolidated Financial Statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

SALES	$138,154	$100,107	$275,806	$169,794
COST OF SALES	82,777	55,548	158,384	96,028

GROSS PROFIT	55,377	44,559	117,422	73,766
OPERATING EXPENSES:
Research and development	17,137	13,515	32,999	24,657
Selling, general and administrative	20,001	17,183	40,906	29,412
Amortization of intangible assets	921	767	1,842	767

Total operating expenses	38,059	31,465	75,747	54,836

OPERATING INCOME	17,318	13,094	41,675	18,930
OTHER INCOME, NET	92	220	755	605

Income from continuing operations before income taxes	17,410	13,314	42,430	19,535
Provision for income taxes	3,898	1,857	10,152	3,228

INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	13,512	11,457	32,278	16,307
Income from discontinued operations, net of income taxes	74	2,162	214	3,529

NET INCOME	$13,586	$13,619	$32,492	$19,836

Basic weighted-average common shares outstanding	43,571	42,806	43,505	42,440
Diluted weighted-average common shares outstanding	44,187	43,327	44,156	43,004

EARNINGS PER SHARE:
CONTINUING OPERATIONS:
BASIC EARNINGS PER SHARE	$0.31	$0.27	$0.74	$0.38
DILUTED EARNINGS PER SHARE	$0.31	$0.26	$0.73	$0.38

DISCONTINUED OPERATIONS:
BASIC EARNINGS PER SHARE	$0.00	$0.05	$0.00	$0.08
DILUTED EARNINGS PER SHARE	$0.00	$0.05	$0.00	$0.08

NET INCOME:
BASIC EARNINGS PER SHARE	$0.31	$0.32	$0.75	$0.47
DILUTED EARNINGS PER SHARE	$0.31	$0.31	$0.74	$0.46
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,492	$19,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,813	4,709
Stock-based compensation expense	6,139	3,820
Provision (benefit) for deferred income taxes	(181)	1,351
Net loss on disposal of assets	57	—
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(7,056)	(20,526)
Inventories	(21,944)	(23,709)
Other current assets	761	(1,708)
Accounts payable	(7,483)	6,196
Other current liabilities and accrued expenses	482	12,282
Income taxes	3,333	(6,788)
Non-current assets	91	493
Non-current liabilities	—	133

Net cash provided by (used in) operating activities	13,504	(3,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(7,449)	(106,152)
Proceeds from sale of marketable securities	7,001	138,519
Purchase of PV Powered, Inc., net of cash acquired	—	(35,977)
Purchase of property and equipment	(8,657)	(2,932)

Net cash used in investing activities	(9,105)	(6,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(70)	(65)
Proceeds from exercise of stock options	1,862	386
Excess tax benefit from stock-based compensation deduction	(564)	15

Net cash provided by financing activities	1,228	336

EFFECT OF CURRENCY TRANSLATION ON CASH	(977)	(6,194)

INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	4,650	(16,311)
CASH AND CASH EQUIVALENTS, beginning of period	130,914	133,106

CASH AND CASH EQUIVALENTS, end of period	$135,564	$116,795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$47	$23
Cash paid for income taxes	14,595	11,445
Cash received for refunds of income taxes	7,522	1,667
Cash held in banks outside the United States	49,399	27,788

NONCASH TRANSACTIONS:
Common stock issued as partial consideration for PV Powered acquisition	$—	$14,690
Contingent liability accrued as part of PV Powered acquisition	—	38,967
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. BASIS OF PRESENTATION
We design, manufacture, sell and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film processing and etching for various products, such as semiconductor devices, flat panel displays, solar panels and architectural glass. We also supply thermal instrumentation products for advanced temperature control in the thin-film process for these same markets. Our solar inverter products support renewable power generation solutions for residential, commercial and utility-scale solar projects and installations. Our network of global service support centers offer repair services, conversions, upgrades and refurbishments to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for individual photovoltaic (“PV”) sites of all sizes.
We are organized into two strategic business units (“SBU”) based on the products and services provided.
Thin Films Processing Power Conversion and Thermal Instrumentation (“Thin Films”) SBU offers our products for direct current (“DC”), pulsed DC mid frequency, and radio frequency (“RF”) power supplies, matching networks and RF instrumentation as well as thermal instrumentation products.
Renewable Power Inverters (“Renewables”) SBU offers both a transformer-based or transformerless advanced grid-tie PV solution for residential, commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly owned subsidiaries (“we”, “us”, “our”, “Advanced Energy”, or the “Company”) at June 30, 2011, and the results of our operations and cash flows for the three months and six months ended June 30, 2011 and 2010.
The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and other financial information filed with the SEC.
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
NEW ACCOUNTING PRONOUNCEMENTS — From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

NOTE 2. BUSINESS ACQUISITION AND DISPOSITION
Acquisition
On May 3, 2010, we acquired all of the outstanding common stock of PV Powered, Inc. (“PV Powered”), a privately-held Oregon corporation based in Bend, Oregon, for approximately $90.3 million consisting of 1.0 million shares of our common stock with a market value of approximately $14.7 million and cash payments totaling $75.6 million, net of cash acquired.
PV Powered is a leading manufacturer of grid-tied PV inverters in the residential, commercial and utility-scale markets. PV Powered manufactures high-reliability transformer-based PV inverters utilized in residential, commercial roof top and ground mount systems for the North American market. Its inverters range in size from 30 kilowatts (“kW”) to two megawatts for the commercial market and 1kW to 5kW for the residential market, with market leading efficiency ratings. PV Powered is included in our Renewables business unit.
We recorded the acquisition of PV Powered using the acquisition method of accounting and the purchase price was allocated to the tangible assets, intangible assets, and liabilities acquired based on estimated fair values as of the date of acquisition. The excess of the purchase price (consideration transferred) over the respective fair values of identifiable assets and liabilities acquired was recorded as goodwill. The goodwill resulting from the acquisition is not tax deductible. Our purchase price allocation is final as of June 30, 2011.
The components of the fair value of the total consideration transferred for the PV Powered acquisition are as follows (in thousands):

Cash paid to owners	$76,301
Cash acquired	(724)
Common stock issued - 997,966 shares	14,690

Total fair value of consideration transferred	$90,267

The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of May 3, 2010 (in thousands):

Accounts receivable	$4,777
Inventories	8,363
Other current assets	277
Deferred tax assets	4,591
Property and equipment	4,065
Deposits and other noncurrent assets	67
Accounts payable	(5,480)
Accrued liabilities	(2,744)
Deferred tax liabilities	(18,711)
Other long-term liabilities	(2,739)

(7,534)

Other intangible assets:
Trademarks	5,277
Technology	28,208
In process research and development	14,868
Customer relationships	2,213
Backlog	720

Total other intangible assets	51,286

Total identifiable net assets	43,752

Goodwill	46,515

Total fair value of consideration transferred	$90,267

A summary of the intangible assets acquired, amortization method and estimated useful lives follows (in thousands):

		Amortization
	Amount	Method	Useful Life

Trademarks	$5,277	Accelerated	10 years
Technology	28,208	Accelerated	7 years
In process research and development	14,868
Customer relationships	2,213	Accelerated	7 years
Backlog	720	Straight-line	6 months

	$51,286

Our amortization of in process research and development does not begin until the specific project is complete and put into production.
Disposition
On October 15, 2010, we completed the sale of our gas flow control business, which includes our Aera® mass flow control and related product lines, to Hitachi Metals, Ltd. for approximately $43.3 million.
In accordance with authoritative accounting guidance for reporting discontinued operations, the revenues and costs associated with our gas flow control business are excluded from income from continuing operations and are presented as income from discontinued operations, net of taxes, in our Condensed Consolidated Statements of Operations.
Operating results from discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$4,208	$15,084	$10,554	$26,949
Cost of sales	3,974	9,754	10,660	17,718

Gross profit	234	5,330	(106)	9,231

Operating expenses:
Research and development	(3)	444	5	892
Selling, general and administrative	90	1,158	140	2,212
Amortization of intangible assets	—	124	—	246

Total operating expenses	87	1,726	145	3,350

Operating income (loss) from discontinued operations	147	3,604	(251)	5,881
Other income	157	—	768	—

Income from discontinued operations before income taxes	304	3,604	517	5,881
Income taxes on income from discontinued operations	230	1,442	303	2,352

Income from discontinued operations, net of income taxes	$74	$2,162	$214	$3,529

NOTE 3. INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Income from continuing operations before income taxes	$17,410	$13,314	$42,430	$19,535
Provision for income taxes	3,898	1,857	10,152	3,228
Effective tax rate	22.4%	13.9%	23.9%	16.5%

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
Our policy is to classify accrued penalties and interest related to unrecognized tax benefits in our income tax provision. For the three months and six months ended June 30, 2011 and 2010, the amount of interest and penalties accrued related to our unrecognized tax benefits was immaterial.
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
The following is a reconciliation of our weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the three months and six months ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Income from continuing operations, net of income taxes	$13,512	$11,457	$32,278	$16,307

Basic weighted-average shares outstanding	43,571	42,806	43,505	42,440
Assumed exercise of dilutive stock options and restricted stock units	616	521	651	564

Diluted weighted-average shares outstanding	44,187	43,327	44,156	43,004

Income from Continuing Operations:
Earnings per common share:
Basic earnings per share	$0.31	$0.27	$0.74	$0.38
Diluted earnings per share	$0.31	$0.26	$0.73	$0.38
The following stock options and restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock options	3,831	3,560	3,690	3,339

Restricted stock units	4	77	3	49

NOTE 5. MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
The composition of our marketable securities is as follows (in thousands):

	June 30, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value

Commercial paper	$1,348	$1,348	$—	$—
Treasury bills	—	—	2,003	2,006
Certificates of deposit	3,143	3,143	3,126	3,126
Corporate bonds/notes	4,342	4,331	1,002	1,004
Agency bonds/notes	1,302	1,302	3,503	3,504

Total marketable securities	$10,135	$10,124	$9,634	$9,640

The maturities of our marketable securities available for sale as of June 30, 2011 are as follows:

	Earliest		Latest

Commercial paper	12/5/2011	to	12/16/2011
Certificates of deposit	10/14/2011	to	12/23/2011
Corporate bonds/notes	2/24/2012	to	12/17/2012
Agency bonds/notes	7/16/2012	to	9/24/2012
The value and liquidity of our marketable securities are affected by market conditions, the ability of the issuer to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next 18 months.
As of June 30, 2011, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.
NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We manage these risks through the use of derivative financial instruments, primarily forward contracts. During the three months and six months ended June 30, 2011, we entered into a foreign currency exchange forward contract to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currency. This derivative instrument is not designated as a hedge; however, it does offset the fluctuations of our intercompany debt due to foreign exchange rate changes.
The notional amount of foreign currency exchange contracts was $14.5 million at June 30, 2011. The fair value of these contracts was immaterial at June 30, 2011. During the three months and six months ended June 30, 2011, we recognized $0.1 million of losses on our foreign currency exchange contracts. These losses were offset by corresponding gains on the related intercompany debt and both are included as a component of other income, net, in our Condensed Consolidated Statements of Operations.
We did not enter into foreign currency forward contracts during 2010.

NOTE 7. ASSETS AND LIABILITIES MEASURED AT FAIR VALUE
The following tables present information about our financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

As of June 30, 2011:	Level 1	Level 2	Total

Commercial paper	$—	$1,348	$1,348
Certificates of deposit	—	3,143	3,143
Corporate bonds/notes	4,331	—	4,331
Agency bonds/notes	1,302	—	1,302

Total	$5,633	$4,491	$10,124

As of December 31, 2010:	Level 1	Level 2	Total

Treasury bills	$2,006	—	$2,006
Certificates of deposit	—	3,126	3,126
Corporate bonds/notes	1,004	—	1,004
Agency bonds/notes	3,504	—	3,504

Total	$6,514	$3,126	$9,640

We did not have any Level 3 investments or financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. In the first quarter of 2011, we reclassified our investments in certificates of deposits from Level 1 into Level 2 as we believe this more appropriately reflects the level of inputs available for valuing these financial instruments. There were no transfers in and out of Level 1, 2 or 3 fair value measurements during the six months ended June 30, 2011.
NOTE 8. INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows (in thousands):

	June 30,	December 31,
	2011	2010

Parts and raw materials	$64,100	$53,755
Work in process	9,344	5,594
Finished goods	26,948	18,244

	$100,392	$77,593

NOTE 9. PROPERTY AND EQUIPMENT
Detail of our property and equipment is as follows (in thousands):

	June 30,	December 31,
	2011	2010

Buildings and land	$1,788	$1,701
Machinery and equipment	50,987	53,885
Computer and communication equipment	22,472	23,296
Furniture and fixtures	3,047	5,717
Vehicles	463	541
Leasehold improvements	28,230	28,003
Construction in process	4,648	3,996

	111,635	117,139
Less: Accumulated depreciation	(73,227)	(82,570)

	$38,408	$34,569

Depreciation expense recorded in continuing operations for the three months and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	June 30,
	2011	2010

Three months	$2,630	$1,756
Six months	4,971	3,292
NOTE 10. GOODWILL
During the three months ended June 30, 2011 we finalized the PV Powered purchase price allocation. As a result, we increased our estimate of the value of PV Powered’s pre-acquisition net operating losses and recorded a $1.8 million increase to our noncurrent deferred income tax assets and reduced goodwill accordingly.
The following summarizes changes in our goodwill during the three months and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Gross carrying amount, beginning of period	$48,360	$—	$48,360	$—
Additions	—	47,920	—	47,920
Adjustments	(1,845)	—	(1,845)	—
Impairments	—	—	—	—

Net carrying amount, end of period	$46,515	$47,920	$46,515	$47,920

NOTE 11. OTHER INTANGIBLE ASSETS
Included in our other intangible assets are assets acquired in a business combination that are used in research and development activities. These assets are considered to have indefinite lives until the completion or abandonment of the associated research and development efforts and are presented as non-amortizable intangibles in the tables below.
Our other intangible assets consisted of the following as of June 30, 2011 (in thousands, except weighted-average useful life):

				Weighted-
	Gross			Average
	Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Amount	in Years

Amortizable intangibles:
Technology-based	$33,811	$(3,972)	$29,839	7
Trademarks and other	8,210	(735)	7,475	8

Total amortizable intangibles	42,021	(4,707)	37,314

Non-amortizable intangibles	9,265	—	9,265

Total other intangible assets	$51,286	$(4,707)	$46,579

Our other intangible assets consisted of the following as of December 31, 2010 (in thousands, except weighted-average useful life):

				Weighted-
	Gross			Average
	Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Amount	in Years

Amortizable intangibles:
Technology-based	$31,553	$(2,271)	$29,282	7
Trademarks and other	8,210	(594)	7,616	8

Total amortizable intangibles	39,763	(2,865)	36,898

Non-amortizable intangibles	11,523	—	11,523

Total other intangible assets	$51,286	$(2,865)	$48,421

Amortization expense relating to other intangible assets included in our income from continuing operations for the three months and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	June 30,
	2011	2010

Three months	$921	$767
Six months	1,842	767

Our estimated amortization expense for each of the five years 2011 through 2015 and thereafter is as follows (in thousands):

Year Ending December 31,

2011 (Remaining)	$1,863
2012	5,178
2013	6,948
2014	7,523
2015	6,980
Thereafter	8,822

$37,314

NOTE 12. WARRANTIES
Provisions of our sales agreements include product warranties customary to these types of agreements, ranging from 18 months to 10 years following installation. Our provision for the estimated cost of warranties is recorded when revenue is recognized. Our warranty provision is based on historical experience by product, configuration and geographic region.
Accruals are established for warranty issues that are probable to result in future costs. Changes in accrued product warranties for the three months and six months ended June 30, 2011 and 2010, including those acquired on May 3, 2010 as part of the PV Powered acquisition, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance at beginning of period	$13,428	$7,874	$12,949	$7,005
Warranty liabilities acquired	—	2,625	—	2,625
Increases to accruals related to sales during the period	2,493	2,393	5,044	4,648
Warranty expenditures	(1,625)	(634)	(3,697)	(2,020)

Balance at end of period	$14,296	$12,258	$14,296	$12,258

NOTE 13. STOCK-BASED COMPENSATION
We recognize stock-based compensation expense based on the fair value of awards issued. Stock-based compensation for the three months and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	June 30,
	2011	2010

Three months	$3,399	$1,945
Six months	6,139	3,820
Stock Options
Stock option awards are granted with an exercise price equal to the market price of our stock at the date of grant, a four-year vesting schedule, and a term of 10 years.

A summary of our stock option activity for the six months ended June 30, 2011 is as follows (in thousands):

Shares

Options outstanding at December 31, 2010	5,709
Options granted	742
Options exercised	(190)
Options forfeited	(211)
Options expired	(221)

Options outstanding at June 30, 2011	5,829

Restricted Stock Units
A summary of our non-vested Restricted Stock Units activity for the six months ended June 30, 2011 is as follows (in thousands):

Shares

Balance at December 31, 2010	447
RSUs granted	361
RSUs vested	(101)
RSUs forfeited	(34)

Balance at June 30, 2011	673

NOTE 14. COMPREHENSIVE INCOME
Comprehensive income consists of net income, foreign currency translation adjustments and net unrealized holding gains (losses) on available-for-sale investments. Our comprehensive income for the three months and six months ended June 30, 2011 and 2010 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$13,586	$13,619	$32,492	$19,836
Adjustments to arrive at comprehensive income, net of taxes:
Unrealized holding gain (loss) on available-for-sale securities	(10)	3	(13)	7
Cumulative translation adjustment	2,055	(3,280)	1,768	(6,452)

Comprehensive income	$15,631	$10,342	$34,247	$13,391

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

Unrealized holding gain (loss) on available-for-sale securities:
Balance at December 31, 2010	$6
Unrealized holding loss, net of realized amounts reclassified to net income	(13)

Balance at June 30, 2011	(7)

Accumulated foreign currency translation adjustments:
Balance at December 31, 2010	27,068
Translation adjustments	1,768

Balance at June 30, 2011	28,836

Total accumulated other comprehensive income	$28,829

NOTE 16. COMMITMENTS AND CONTINGENCIES
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
NOTE 17. RELATED PARTY TRANSACTIONS
During the three months and six months ended June 30, 2011 and 2010, we had the following related party transactions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales — related parties	$1,544	$1,182	$2,554	$1,549
Rent expense — related parties	545	742	1,157	1,441
Sales — Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the six months ended June 30, 2011 we had sales to two such companies as noted above and aggregate accounts receivable from these two customers totaled $0.7 million at June 30, 2011. During the six months ended June 30, 2010 we had sales to two such companies as noted above and aggregate accounts receivable from three such companies totaled $0.4 million at December 31, 2010.
Rent Expense — Related Parties
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
NOTE 18. SIGNIFICANT CUSTOMER INFORMATION
Applied Materials, Inc. is our largest customer and our only customer that accounts for 10% or more of our sales. Sales to Applied Materials as a percent of total sales for the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Applied Materials	14%	24%	15%	28%
ULVAC, Inc. accounted for 11% of gross accounts receivable as of December 31, 2010. No other customer accounted for 10% or more of our gross accounts receivable as of June 30, 2011 or December 31, 2010.
NOTE 19. SEGMENT INFORMATION
During the first quarter of fiscal 2011, we began to operate as two reportable business segments. The creation of two business units, Thin Films and Renewables, has improved our execution and strategic focus in two distinct markets. The re-alignment of our businesses reflects the success of our strategy to maintain our leadership in thin-film markets, while also expanding into high-growth renewable markets with our inverter product portfolio. The creation of these two units will enable greater focus on each business’ unique needs and requirements, allowing each to expand and accelerate growth by better serving each of these very different industries.

Our chief operating decision maker and management personnel began reviewing our performance and making resource allocation decisions by reviewing the results of our two business segments separately. Revenue and operating profit is now reviewed by our chief operating decision maker, however, we have only divided inventory and property and equipment based on business segment. Due to the structure of our internal organization and the manner in which expenses were tracked and managed and as a result of the design of our internal systems during fiscal 2010, we were unable to recast related financial information by operating segment for fiscal 2010 and prior. As such, segment information, other than revenue, for the three months and six months ended June 30, 2010 is not reported as it is impracticable to do so.
We are organized into the Thin Films and Renewables strategic business units (“SBU”) based on the products and services provided.
Thin Films Processing Power Conversion and Thermal Instrumentation (“Thin Films”) SBU offers our products for direct current (“DC”), pulsed DC mid frequency, and radio frequency (“RF”) power supplies, matching networks and RF instrumentation as well as thermal instrumentation products. Our Thin Films SBU principally serves original equipment manufacturers (“OEMs”) and end customers in the semiconductor, flat panel display, solar module and other capital equipment markets.
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
Renewable Power Inverters (“Renewables”) SBU offers both a transformer-based or transformerless advanced grid-tie PV solution for residential, commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power. Our Renewables SBU focuses on residential, commercial and utility-scale solar projects and installations, selling primarily to distributors; engineering, procurement, and construction contractors; developers; and utility companies. Our Renewables revenue has seasonal variations. Installations of inverters are normally lowest during the first quarter as a result of typically poor weather and installation tendencies.
Revenue with respect to operating segments for the three months and six months ending June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Thin Films	$97,331	$85,697	$197,430	$153,120
Renewables	40,823	14,410	78,376	16,674

Total	$138,154	$100,107	$275,806	$169,794

Income from continuing operations before income taxes by operating segment for the three months and six months ended June 30, 2011 is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Thin Films	$20,042	$44,866
Renewables	321	2,833

Total segment operating income	20,363	47,699
Corporate expenses	(3,045)	(6,024)
Other income, net	92	755

Income from continuing operations before income taxes	$17,410	$42,430

Segment assets consist of inventories and property and equipment, net. A summary of consolidated total assets by segment as of June 30, 2011 follows (in thousands):

Thin Films	$74,724
Renewables	63,069

Total segment assets	137,793
Unallocated corporate property and equipment	1,008
Corporate assets	403,203

Consolidated total assets	$542,004

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
Special Note on Forward-Looking Statements
The following discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report that are not historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. The inclusion of words such as “anticipate,” “expect,” “estimate,” “can,” “may,” “continue,” “enables,” “plan,” “intend,” or “believe,” as well as statements that events or circumstances “will” occur or continue, indicate forward-looking statements. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements.
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
BUSINESS OVERVIEW
We design, manufacture, sell and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film processing and etching for various products as well as grid-tie power conversion. We also supply thermal instrumentation products used for temperature control in the thin-film process. Our network of global service support centers provides local repair and field service capability in key regions.
•	Our power conversion products refine, modify and control the raw electrical power from a utility and converts it into power that is predictable, repeatable and customizable. Our power conversion products are primarily used by semiconductor, solar panel and similar thin-film manufacturers including flat panel display, data storage and architectural glass manufacturers.
•	Our thermal instrumentation products provide temperature measurement solutions for applications in which time-temperature cycles affect material properties, productivity and yield. These products are used in rapid thermal processing, chemical vapor deposition, and other semiconductor and solar applications requiring non-contact temperature measurement.
•	Our network of global service support centers offer repair services, conversions, upgrades and refurbishments to businesses that use our products.
•	Our grid-tie power conversion products offer both an advanced transformer-based or transformerless grid-tie PV solutions for residential, commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power. These products are used for residential, commercial and utility-scale solar projects and installations, and are sold primarily to distributors; engineering, procurement, and construction contractors; developers; and utility companies. These product revenues have seasonal variations. Installations of inverters are normally lowest during the first quarter of the year due to less favorable weather conditions and installation tendencies by our customers.
On May 3, 2010, we acquired PV Powered, Inc. (“PV Powered”), a privately-held Oregon corporation based in Bend, Oregon. PV Powered is a leading manufacturer of grid-tie PV inverters in the residential, commercial and utility-scale markets. We now provide our customers with solutions in a wider power range and an increased number of solar array opportunities where our products can be utilized.
On October 15, 2010, we sold our gas flow control business, which includes the Aera® mass flow control and related product lines, to Hitachi Metals, Ltd. Accordingly, the results of operations from our gas flow control business have been excluded from our discussions relating to continuing operations.
During the first quarter of fiscal 2011, we began to operate as two reportable business segments. The creation of two business units, Thin Films and Renewables, has improved our execution and strategic focus in two distinct markets. This re-alignment of our businesses reflects the success of our strategy to maintain our leadership in thin-film markets, while also expanding into high-growth renewable markets with our inverter product portfolio. The creation of these two units will enable greater focus on each business’ unique needs and requirements, allowing each to expand and accelerate growth by better serving each of these very different industries.

Due to the structure of our internal organization and the manner in which expenses were tracked and managed and, as a result of the design of our internal reporting systems during fiscal 2010, we were unable to recast related financial information by operating segment for fiscal 2010 and prior. As such, segment information, other than revenue, for the three months and six months ended June 30, 2010 is not reported as it is impracticable to do so.
Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements in Part I, Item 1 of this report, including the notes thereto.
Results of Operations
OVERALL RESULTS
The following table sets forth, for the three months and six months ended June 30, 2011 and 2010, certain data from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$138,154	$100,107	$275,806	$169,794

Gross profit	$55,377	$44,559	$117,422	$73,766
Operating expenses	38,059	31,465	75,747	54,836

Operating income	17,318	13,094	41,675	18,930
Other income, net	92	220	755	605

Income from continuing operations before income taxes	17,410	13,314	42,430	19,535
Provision for income taxes	3,898	1,857	10,152	3,228

Net income from continuing operations	$13,512	$11,457	$32,278	$16,307

The following table sets forth, for the three months and six months ended June 30, 2011 and 2010, the percentage of sales from our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	40.0%	44.5%	42.6%	43.4%
Operating expenses	27.5%	31.4%	27.5%	32.3%

Operating income	12.5%	13.1%	15.1%	11.1%
Other income, net	0.1%	0.2%	0.3%	0.4%

Income from continuing operations before income taxes	12.6%	13.3%	15.4%	11.5%
Provision for income taxes	2.8%	1.9%	3.7%	1.9%

Income from continuing operations, net of income taxes	9.8%	11.4%	11.7%	9.6%

SALES
Our sales by segment for the three months and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
		% of Total		% of Total	Increase/	Percent
	2011	Sales	2010	Sales	(Decrease)	Change
Thin Films:
Semiconductor capital equipment market	$43,694	31.6%	$43,894	43.8%	$(200)	(0.5%)
Non-semiconductor capital equipment	40,505	29.4%	31,136	31.1%	9,369	30.1%
Global support	13,132	9.5%	10,667	10.7%	2,465	23.1%

Total Thin Films	97,331	70.5%	85,697	85.6%	11,634	13.6%
Renewables	40,823	29.5%	14,410	14.4%	26,413	183.3%

Total sales	$138,154	100.0%	$100,107	100.0%	$38,047	38.0%

	Six Months Ended June 30,
		% of Total		% of Total	Increase/	Percent
	2011	Sales	2010	Sales	(Decrease)	Change
Thin Films:
Semiconductor capital equipment market	$89,649	32.5%	$84,835	50.0%	$4,814	5.7%
Non-semiconductor capital equipment	80,953	29.4%	46,705	27.5%	34,248	73.3%
Global support	26,828	9.7%	21,580	12.7%	5,248	24.3%

Total Thin Films	197,430	71.6%	153,120	90.2%	44,310	28.9%
Renewables	78,376	28.4%	16,674	9.8%	61,702	370.0%

Total sales	$275,806	100.0%	$169,794	100.0%	$106,012	62.4%

Overall, our sales increased $38.0 million, or 38.0%, to $138.2 million for the three months ended June 30, 2011 from $100.1 million for the three months ended June 30, 2010. Sales increased $106.0 million, or 62.4%, to $275.8 million for the six months ended June 30, 2011 from $169.8 million for the six months ended June 30, 2010.
The increase in sales was driven by our renewable business as well as our non-semiconductor markets, particularly, increased demand for products in the flat panel display and solar PV markets. These increases, along with strong sales in our semiconductor market, were driven by a continuation of the consistent consumer spending we have experienced since early 2010. Although factories continue to operate at high utilization rates, we may experience decreases in sales in future periods as factories begin to accumulate more inventory than the consumer markets can consume. In addition, our revenue in the period from January 1, 2010 to May 3, 2010 did not include Renewables revenue from PV Powered, which we acquired on May 3, 2010. Overall demand for our renewable product lines has increased in proportion with an increase in activity in the North American solar market, however, sales growth of our renewable products was below expectations in the second quarter. Declining solar panel prices and changes in solar energy incentives resulted in customers postponing projects to the second half of 2011 in order to take advantage of these lower prices.
Thin Films
Results for Thin Films for the three months and six months ended June 30, 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$97,331	$85,697	$197,430	$153,120
Operating Income	20,042		44,866
Thin Films sales climbed 13.6% to $97.3 million, or 70.5% of sales, for the three months ended June 30, 2011 versus $85.7 million, or 85.6% of sales, for the three months ended June 30, 2010. Thin Films sales climbed 28.9% to $197.4 million, or 71.6% of sales, for the six months ended June 30, 2011 versus $153.1 million, or 90.2% of sales, for the six months ended June 30, 2010. This growth reflects consistent demand in the semiconductor industry for the first half of the year as well as increased demand in our non-semiconductor markets, such as flat panel display and solar panels.

In the three months ended June 30, 2011, sales in the thin-film semiconductor market decreased 0.5% to $43.7 million, or 31.6% of sales, from $43.9 million, or 43.8% of sales for the three months ended June 30, 2010. In the six months ended June 30, 2011, sales in the thin-film semiconductor market rose 5.7% to $89.6 million, or 32.5% of sales, from $84.8 million, or 50.0% of sales for the six months ended June 30, 2010. The semiconductor capital equipment market grew throughout 2010 as technology investments drove a rebuilding of inventory to satisfy the consumer electronics market. For the first half of the year, we saw continued strength in the semiconductor markets across all regions which included significant investments for high-brightness LED and 3D integrated circuits. In the near term we believe that demand in the semiconductor capital equipment industry may decrease as semiconductor fabricators slow down their investments in both technology and expansions. As a result, our revenue in this market is expected to be down the second half of 2011 as compared to the first half of the year.
Sales in the thin-film non-semiconductor capital equipment markets increased 30.1% to $40.5 million, or 29.4% of sales, for the three months ended June 30, 2011 compared to $31.1 million, or 31.1% of sales, for the three months ended June 30, 2010. Sales in the thin-film non-semiconductor capital equipment markets increased 73.3% to $81.0 million, or 29.4% of sales, for the six months ended June 30, 2011 compared to $46.7 million, or 27.5% of sales, for the six months ended June 30, 2010. The markets that comprise the thin-film non-semiconductor capital equipment markets include solar panel, flat panel display, data storage, architectural glass and other industrial thin-film manufacturing equipment markets. Our customers in these markets are global OEMs. The increase in our Thin Films non-semiconductor sales was due to capacity expansion throughout 2010 and into 2011 in the flat panel display and solar panel markets.
Sales to customers in the thin-film solar panel market, which is included as a component of our non-semiconductor capital equipment markets, increased to $15.8 million, or 11.4% of total sales, for the three months ended June 30, 2011 as compared to $12.8 million, or 12.8% of total sales, for the three months ended June 30, 2010. Sales to customers in the thin-film solar panel market increased to $36.1 million, or 13.1% of total sales, for the six months ended June 30, 2011 as compared to $16.7 million, or 9.8% of total sales, for the six months ended June 30, 2010. Our solar panel growth in the first half of 2011 was driven by our technology leadership in crystalline silicon (“c-Si”) processing equipment and strategic customer relationships that helped us capitalize on growth in the People’s Republic of China (the “PRC”). Sales in this market are expected to decline in the second half of 2011 as uncertainty in the financial policy related to solar panel manufacturing in the PRC as well as an overcapacity of solar panels worldwide may slow investment and have a negative impact on demand for our products.
In the flat panel display market, also included as a component of our non-semiconductor capital equipment markets, we saw a cycle of investing by flat panel display manufacturers in Korea and the PRC in 2010 and in the first half of 2011 that was driven by the market adoption of flat panels by PRC consumers, the growth in touch screens for tablet PCs and smart phones and the migration of new technology such as LED backlighting and 3D televisions around the world. During the current quarter, sales in the flat panel display market increased significantly as compared to the first quarter of 2011 due to capacity additions for active matrix organic LED technologies made by Korean OEMs. We anticipate growth in this market slowing in the second half of the year as the timing of investments made in next generation technologies appears to be pushing into 2012 and beyond.
Our global support revenue grew 23.1% to $13.1 million, or 9.5% of total sales, for the three months ended June 30, 2011, compared to $10.7 million, representing 10.7% of sales, for the three months ended June 30, 2010. Our global support revenue grew 24.3% to $26.8 million, or 9.7% of total sales, for the six months ended June 30, 2011, compared to $21.6 million, representing 12.7% of sales, for the six months ended June 30, 2010. The increase in our global support sales was due to an increase in factory utilization by our customers throughout 2010 and into the first half of 2011, which drove demand for repairs, replacement parts and inventory restocking. Although the outlook for our service business continues to be strong, as we expand our product offerings to include maintenance contracts in the growing solar array market, we may see a slight pause of growth in the near term due to the risk of end users more tightly managing maintenance budgets to deal with an anticipated drop in factory utilization.
Renewables
Results for our Renewables business segment for the three months and six months ended June 30, 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$40,823	$14,410	$78,376	$16,674
Operating Income	321		2,833

Renewables sales were $40.8 million, or 29.5% of sales, for the three months ended June 30, 2011 as compared to $14.4 million, or 14.4% of sales, for the three months ended June 30, 2010. Renewables sales were $78.4 million, or 28.4% of sales, for the six months ended June 30, 2011 as compared to $16.7 million, or 9.8% of sales, for the six months ended June 30, 2010.
This significant year-over-year growth reflects our acquisition of PV Powered, whose products continue to penetrate the U.S. market for both commercial and residential applications, as well as the continued growth of the North American solar market. Sales for the current quarter were up slightly from the first quarter of 2011 due to an increase in sales in Europe, however, sales still remained lower as compared to levels achieved in the fourth quarter of 2010. We experienced unexpected push-outs of business from the current quarter into future periods as the renewable market responded to uncertainty around solar energy incentives and dropping prices for solar panels. Although we expect lower solar panel prices to ultimately fuel growth of solar array installations, an uncertainty as to how low prices may fall has caused a temporary delay in the procurement of equipment needed for projects. We anticipate an increase in Renewables sales during the third quarter of 2011 as solar panel prices stabilize and project activity resumes to normal.
Backlog
Our overall backlog was $102.9 million at June 30, 2011 as compared to $139.4 million at March 31, 2011 and $93.1 million at December 31, 2010. The quarter decrease was primarily driven by the uncertainty in solar panel prices and the delays in projects described above.
GROSS PROFIT
Our gross profit was $55.4 million, or 40.0% of sales, for the three months ended June 30, 2011, as compared to $44.6 million, or 44.5% of sales for the three months ended June 30, 2010. Our gross profit was $117.4 million, or 42.6% of sales, for the six months ended June 30, 2011, as compared to $73.8 million, or 43.4% of sales for the six months ended June 30, 2010. The year-over-year increase in terms of absolute dollars was due to an overall boost in production and sales volume in 2011 as compared to 2010, our acquisition of PV Powered and increased leverage of factory overhead, as well as reduced warranty costs resulting from improved quality and lower warranty claims.
The decrease in gross profit in terms of percent of sales was caused by an overall product mix shift to include a higher percentage of revenue from our Renewables product line, which traditionally has lower gross margins. In addition to the anticipated decline in gross margin percentage due to overall product mix, we saw a decline in our Renewables business gross margins as competitive pricing pressure drove down the average selling price for our inverters. We expect our gross margin to increase in absolute dollars over the course of 2011 as total sales increase; however it may be flat or slightly down as a percentage of sales as our product mix shifts to include a higher percentage of revenue from our Renewables product line.

OPERATING EXPENSES
The following table summarizes our operating expenses as a percentage of sales for the three months and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,				Increase/	Percent
	2011		2010		(Decrease)	Change

Research and development	$17,137	12.4%	$13,515	13.5%	$3,622	26.8%
Selling, general and administrative	20,001	14.5%	17,183	17.1%	2,818	16.4%
Amortization of intangible assets	921	0.6%	767	0.8%	154	20.1%

Total operating expenses	$38,059	27.5%	$31,465	31.4%	$6,594	21.0%

	Six Months Ended June 30,				Increase/	Percent
	2011		2010		(Decrease)	Change

Research and development	$32,999	12.0%	$24,657	14.5%	$8,342	33.8%
Selling, general and administrative	40,906	14.8%	29,412	17.3%	11,494	39.1%
Amortization of intangible assets	1,842	0.7%	767	0.5%	1,075	140.1%

Total operating expenses	$75,747	27.5%	$54,836	32.3%	$20,911	38.1%

Research and Development
The markets we serve constantly present us with opportunities to develop our products for new or emerging applications and require technological changes to achieve higher performance, lower cost and provide other attributes that will advance our customers’ products. We believe that continued and timely development of new and differentiated products, as well as enhancements to existing products to support customer requirements, is critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue. All of our research and development costs for the three months and six months ended June 30, 2011 and 2010 have been expensed as incurred.
Research and development expenses for the three months ended June 30, 2011 were $17.1 million, or 12.4% of sales, as compared to $13.5 million, or 13.5% of sales, for the three months ended June 30, 2010. Research and development expenses for the six months ended June 30, 2011 were $33.0 million, or 12.0% of sales, as compared to $24.7 million, or 14.5% of sales, for the six months ended June 30, 2010.
The increase in research and development expenses of $3.6 million, or 26.8%, in the three months June 30, 2011 and $8.3 million, or 33.8%, in the six months ended June 30, 2011 as compared to the same period in 2010 was driven primarily by increases in personnel costs, materials and supplies and outside consulting services. We continue to focus on new product development, specifically related to the expansion of our inverter product line globally and, although we have always maintained a very cautious approach to our discretionary spending, we anticipate that research and development expenses will increase in 2011 in terms of absolute dollars but remain within their current range as a percentage of sales.
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
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2011 were $20.0 million, or 14.5% of sales, as compared to $17.2 million, or 17.1% of sales, in the three months ended June 30, 2010. SG&A expenses for the six months ended June 30, 2011 were $40.9 million, or 14.8% of sales, as compared to $29.4 million, or 17.3% of sales, in the six months ended June 30, 2010.
The increase in SG&A expenses of $2.8 million, or 16.4%, in the three months ended June 30, 2011 and $11.5 million, or 39.1%, in the six months ended June 30, 2011 as compared to the same periods in 2010 was driven primarily by increases in personnel costs and travel to meet the expectations and demands of our global customers. We anticipate that SG&A expenses will continue to increase in 2011 in terms of absolute dollars and will remain within their current range as a percentage of sales.

Amortization of Intangible Assets
Amortization of intangibles was $0.9 million, or 0.6% of sales, for the three months ended June 30, 2011 as compared to $0.8 million, or 0.8% of sales, in the three months ended June 30, 2010. Amortization of intangibles was $1.8 million, or 0.7% of sales, for the six months ended June 30, 2011 as compared to $0.8 million, or 0.5% of sales, in the six months ended June 30, 2010. The increase in amortization was the result of amortization of PV Powered intangible assets acquired in May 2010.
OTHER INCOME, NET
Other income, net, consists primarily of investment income and foreign currency exchange gains and losses. Other income, net, was $0.1 million for the three months ended June 30, 2011, as compared to $0.2 million for the three months ended June 30, 2010. Other income, net, was $0.8 million for the six months ended June 30, 2011, as compared to $0.6 million for the six months ended June 30, 2010. Although we are subject to exchange rate fluctuations due to the nature of our international operations, we are mitigating the risk of large swings with the use of derivative instruments and anticipate future gains and losses to be immaterial to our financial position and results of operations.
PROVISION FOR INCOME TAXES
We recorded an income tax provision from continuing operations for the three months ended June 30, 2011 of $3.9 million, compared to $1.9 million for the three months ended June 30, 2010, resulting in effective tax rates of 22.4% and 13.9%, respectively. We recorded an income tax provision from continuing operations for the six months ended June 30, 2011 of $10.2 million, compared to $3.2 million for the six months ended June 30, 2010, resulting in effective tax rates of 23.9% and 16.5%, respectively. Our effective tax rate may vary from period to period due to changes in the composition of income between U.S. and foreign jurisdictions resulting from our activity. Our effective rate differs from the U.S. federal statutory rate primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates.
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
Liquidity and Capital Resources
Our ability to fund our operations, acquisitions, capital expenditures and product development efforts will depend on our ability to generate cash from operating activities which is subject to future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, marketable securities and cash generated from current operations.
CASH FLOWS
Cash flows during the six months ended June 30, 2011 and 2010 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2011	2010

Net cash provided by (used in) operating activities	$13,504	$(3,911)
Net cash used in investing activities	(9,105)	(6,542)
Net cash provided by financing activities	1,228	336
Effect of currency translation on cash	(977)	(6,194)

Net change in cash and cash equivalents	4,650	(16,311)
Cash and cash equivalents, beginning of the period	130,914	133,106

Cash and cash equivalents, end of the period	$135,564	$116,795

Our cash flows from discontinued operations are not reported separately in our Condensed Consolidated Statements of Cash Flows as it would be impractical to quantify cash flows from our gas flow control business. We do not expect the absence of cash flows applicable to our discontinued operations to have a significant impact on our future liquidity and capital resources.
Net cash provided by operating activities increased by $17.4 million to $13.5 million for the six month period ended June 30, 2011 compared to net cash flows used by operating activities of $3.9 million for the same period of 2010. This increase was driven by our increase in net income, the collection of accounts receivable on increased sales and was offset by the payment of bonuses accrued at December 31, 2010 and the payment of accounts payable during six months ended June 30, 2011.
Net cash used in investing activities increased by $2.6 million to $9.1 million for the six month period ended June 30, 2011 compared to $6.5 million used in the same period of 2010.
The increase in cash used for investing activities was primarily the result of increased purchases of property and equipment to sustain our engineering and new product development efforts and to increase production capacity for solar inverters. Investments in marketable securities used $0.4 million of cash in the six months ended June 30, 2011 as compared to providing $32.4 million of cash in the six months ended June 30, 2010 which we used to fund our $36.0 million cash outlay for the acquisition of PV Powered on May 3, 2010.
Net cash provided by financing activities increased by $0.9 million to $1.2 million during the six months ended June 30, 2011 compared to $0.3 million during the same period in 2010 as a result of the exercise of stock options.
Effect of currency translation on cash changed $5.2 million to negative $1.0 million for the six month period ended June 30, 2011 compared to negative $6.2 million for the six months ended June 30, 2010. The functional currencies of our worldwide operations primarily include U.S. dollar (“USD”), Japanese Yen (“JPY”), Chinese Yuan (“CNY”), New Taiwan Dollar (“TWD”), South Korean Won (“KWN”), British Pound (“GBP”) and Euro (“EUR”). Our purchasing and sales activities are primarily denominated in USD, JPY, CNY and EUR. The change in these key currency rates during the six months ended June 30, 2011 and 2010 are as follows:

From	To	2011	2010

CNY	USD	2.2%	0.7%
EUR	USD	8.2%	(14.8%)
JPY	USD	1.1%	4.3%
KWN	USD	5.2%	(5.1%)
TWD	USD	1.3%	(0.9%)
GBP	USD	3.2%	(7.5%)
As of June 30, 2011, we have $145.7 million in cash, cash equivalents, and marketable securities of which $49.4 million was held in banks outside the United States. We believe that our current cash levels and cash flows from future operations will be adequate to meet anticipated working capital needs, capital expenditures and contractual obligations for the next 12 months. During the second half of 2011 we plan to repatriate $30.0 million of cash held in Japan as the remaining cash held in that country is sufficient to fund local operations. The repatriated cash will be used to fund working capital and capital investments in the United States.
Off-Balance-Sheet Arrangements
We have no off-balance-sheet arrangements or variable interest entities.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, accounting for income taxes, and assessing excess and obsolete inventory. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

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
Interest Rate Risk
Our market risk exposure relates to changes in interest rates in our investment portfolio. We generally place our investments with high-credit quality issuers and, by policy, are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2011, our investments consisted primarily of commercial paper, certificates of deposit, corporate bonds, and agency bonds.
As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease annual pre-tax earnings by approximately $0.1 million.
Foreign Currency Exchange Rate Risk
We are impacted by changes in foreign currency rates through sales and purchasing transactions when we sell products in currencies different from the currency in which the product and manufacturing costs were incurred. Our purchasing and sales activities are primarily denominated in USD, JPY, CNY and EUR. As these currencies fluctuate against each other, and against other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions and labor.
Our reported results of operations and the reported value of our assets and liabilities are also impacted by changes in foreign currency exchange rates. The assets and liabilities of many of our subsidiaries outside the U.S. are translated at period end rates of exchange for each reporting period. Earnings and cash flow statements are translated at weighted-average rates of exchange. Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, debt covenants and overall value of our net assets.
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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, except as discussed below, that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As discussed in Note 2, Acquisition and Disposition, to our Condensed Consolidated Financial Statements, on May 3, 2010, we acquired PV Powered. We considered the results of our pre-acquisition due diligence activities, the continuation by PV Powered of their established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities related to PV Powered as part of our overall evaluation of disclosure controls and procedures as of June 30, 2011. The objective of PV Powered’s established internal control over financial reporting is consistent, in all material respects, with our objectives. However, we believe the design of PV Powered’s established internal control over financial reporting is sufficiently different from our overall design and the controls implemented to integrate PV Powered’s financial operations into our existing operations constitute a change in internal controls. We are in the process of implementing changes to better align PV Powered’s reporting and controls with the rest of Advanced Energy including the completion of systems integration during the third quarter of 2011.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in disputes and legal actions from time to time in the ordinary course of our business.
There have been no material developments in legal proceedings in which we are involved during the three months and six months ended June 30, 2011. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
Catastrophic events in countries in which we do business can prevent or inhibit us or our customers from conducting normal business operations, disrupt our supply chain or information technology systems, and have other adverse effects on us, our customers and our suppliers. The recent earthquake and tsunami that occurred in Japan in March 2011, and the ensuing effects on the Japanese economy and infrastructure, have adversely affected many of our Thin Films customers. Both we and they rely on raw materials and components made in Japan. If we are unable to obtain the requisite raw materials and components in Japan from other sources, our manufacturing processes may be delayed, which would adversely affect our customer relationships and operating results.
We are exposed to risks as a result of ongoing changes specific to the solar industry.
An significant portion of our business, both in Thin Films and Renewables, is in the emerging solar market, which, in addition to the general industry changes described in the risk factor “The industries in which we compete are subject to volatile and unpredictable cycles,” in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, is also characterized by ongoing changes particular to the solar industry. Our business is subject to changes in technology or demand for solar products arising from, among other things, adoption of our products by our customers, compatibility of our solar inverter technology with our customers’ products or certain solar panel providers, customers’ and end-users’ access to affordable financial capital, the cost and performance of solar technology compared to other energy sources, the adequacy of or changes in government energy policies, including the availability and amount of government incentives for solar power, the continuation of renewable portfolio standards, volatility in pricing of solar array components, such as solar panels, increased competition in the solar inverter equipment market and the extent of investment or participation in solar by utilities or other companies that generate, transmit or distribute power to end users. There is also increased market volatility as the size of utility scale solar projects is increasing to hundreds of megawatts of capacity. Such large scale solar projects require significant financial resources on our part should we be selected as the supplier for solar inverters. We are beginning to see requirements in the solar industry for performance guarantees related to solar inverters and associated liquidated damages provisions. This could result in financial exposure for our business if our solar inverters do not meet reliability or uptime requirements. Lastly, customers using our solar inverters are beginning to evaluate multi-year service agreements from us for onsite maintenance and support of our inverters and even the solar site. These agreements, however, are subject to annual renewal and may not be renewed by the customers.

If we do not successfully manage the risks resulting from these ongoing changes occurring in the solar industry, we may miss out on substantial opportunities for revenue and our business, financial condition and results of operations could be materially and adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1	Amendment to Leadership Corporate Incentive Plan. (1)*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 000-26966), filed May 6, 2011.

*	Compensation Plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.
Dated: August 2, 2011	/s/ Danny C. Herron
Danny C. Herron
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

10.1	Amendment to Leadership Corporate Incentive Plan. (1)*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 000-26966), filed May 6, 2011.

*	Compensation Plan