Form 10-Q/A
period 2011-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2011-08-19
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 2
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

ITEM 6. EXHIBITS
SIGNATURE
INDEX TO EXHIBITS
Exhibit 10.1
Exhibit 31.3
Exhibit 31.4

EXPLANATORY NOTE
This Amendment No. 2 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Form 10-Q”) of Advanced Energy Industries, Inc. is being filed for the purpose of re-filing Exhibit 10.1 to the Form 10-Q in response to comments received from the Securities and Exchange Commission (the “SEC”) in connection with a pending request for confidential treatment of portions of such exhibit. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits hereto.
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

ITEM 6.	EXHIBITS

10.1	Amendment to the Global Supply Agreement, dated as of January 28, 2011, by and between Applied Materials, Inc. and Advanced Energy Industries, Inc. +

10.2	Amendment to Leadership Corporate Incentive Plan.*(1)

10.3	Executive Change in Control Agreement, dated as of January 1, 2011, by and between Advanced Energy Industries, Inc. and Gregg Patterson. (1)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.3	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 000-26966), filed May 6, 2011.

*	Compensation Plan

+	Confidential treatment has been granted for portions of this agreement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.
Dated: August 19, 2011	/s/ Danny C. Herron
Danny C. Herron
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

10.1	Amendment to the Global Supply Agreement, dated as of January 28, 2011, by and between Applied Materials, Inc. and Advanced Energy Industries, Inc. +

10.2	Amendment to Leadership Corporate Incentive Plan.*(1)

10.3	Executive Change in Control Agreement, dated as of January 1, 2011, by and between Advanced Energy Industries, Inc. and Gregg Patterson. (1)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.3	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q for the quarter ended March 31, 2011(File No. 000-26966), filed May 6, 2011.

*	Compensation Plan

+	Confidential treatment has been granted for portions of this agreement.