Form 10-Q
period 2011-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2011-11-08
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2011, there were 43,660,364 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,253	$130,914
Marketable securities	22,669	9,640
Accounts receivable, net of allowances of $2,631 and $3,440, respectively	132,048	119,893
Inventories	92,822	77,593
Deferred income tax assets	7,689	7,510
Income taxes receivable	6,570	6,061
Other current assets	12,393	10,156

Total current assets	406,444	361,767
PROPERTY AND EQUIPMENT, net	40,837	34,569
OTHER ASSETS:
Uncertain tax positions and deposits	8,868	8,874
Goodwill	46,515	48,360
Other intangible assets, net	45,590	48,421
Deferred income tax assets	5,176	3,166

Total assets	$553,430	$505,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,559	$56,185
Income taxes payable	7,387	3,602
Accrued payroll and employee benefits	8,881	23,202
Accrued warranty expense	8,336	7,144
Other accrued expenses	11,250	5,389
Customer deposits	10,145	6,803

Total current liabilities	96,558	102,325

LONG-TERM LIABILITIES:
Deferred income tax liabilities	5,271	5,155
Uncertain tax positions	14,176	14,176
Accrued warranty expense	6,385	5,805
Other long-term liabilities	5,943	3,728

Total liabilities	128,333	131,189

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 43,644 and 43,330 shares issued and outstanding, respectively	44	43
Additional paid-in capital	268,985	258,398
Retained earnings	127,535	88,453
Accumulated other comprehensive income	28,533	27,074

Total stockholders’ equity	425,097	373,968

Total liabilities and stockholders’ equity	$553,430	$505,157

*	Amounts as of September 30, 2011 are unaudited. Amounts as of December 31, 2010 are derived from the December 31, 2010 audited Consolidated Financial Statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
SALES	$128,498	$140,966	$404,304	$310,760
COST OF SALES	79,651	80,276	238,035	176,304

GROSS PROFIT	48,847	60,690	166,269	134,456
OPERATING EXPENSES:
Research and development	17,592	16,672	50,591	41,329
Selling, general and administrative	16,473	20,545	57,379	49,955
Amortization of intangible assets	989	1,177	2,831	1,945
Restructuring charges	3,119	—	3,119	—

Total operating expenses	38,173	38,394	113,920	93,229

OPERATING INCOME	10,674	22,296	52,349	41,227
OTHER INCOME (LOSS), NET	(259)	1,224	496	1,828

Income from continuing operations before income taxes	10,415	23,520	52,845	43,055
Provision for income taxes	3,244	5,964	13,396	9,192

INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	7,171	17,556	39,449	33,863
Income (loss) from discontinued operations, net of income taxes	(579)	2,392	(365)	5,921

NET INCOME	$6,592	$19,948	$39,084	$39,784

Basic weighted-average common shares outstanding	43,535	43,254	43,515	42,711
Diluted weighted-average common shares outstanding	43,819	43,849	44,056	43,293

EARNINGS PER SHARE:
CONTINUING OPERATIONS:
BASIC EARNINGS PER SHARE	$0.16	$0.41	$0.91	$0.79
DILUTED EARNINGS PER SHARE	$0.16	$0.40	$0.90	$0.78

DISCONTINUED OPERATIONS:
BASIC EARNINGS PER SHARE	$(0.01)	$0.06	$(0.01)	$0.14
DILUTED EARNINGS PER SHARE	$(0.01)	$0.05	$(0.01)	$0.14

NET INCOME:
BASIC EARNINGS PER SHARE	$0.15	$0.46	$0.90	$0.93
DILUTED EARNINGS PER SHARE	$0.15	$0.45	$0.89	$0.92
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,084	$39,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,566	7,646
Stock-based compensation expense	9,362	5,895
Provision (benefit) for deferred income taxes	(346)	137
Restructuring charges	3,119	—
Net loss on disposal of assets	118	—
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(11,684)	(54,938)
Inventories	(16,028)	(31,733)
Other current assets	(482)	(2,638)
Accounts payable	(4,793)	6,645
Other current liabilities and accrued expenses	(5,796)	19,408
Income taxes	3,540	(7,621)
Non-current assets	(8)	560
Non-current liabilities	—	253

Net cash provided by (used in) operating activities	26,652	(16,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(22,640)	(108,104)
Proceeds from sale of marketable securities	9,667	141,755
Purchase of PV Powered, Inc., net of cash acquired	—	(35,977)
Purchase of property and equipment	(14,629)	(6,921)

Net cash used in investing activities	(27,602)	(9,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(143)	(140)
Proceeds from exercise of stock options	1,796	1,408
Excess tax benefit from stock-based compensation deduction	(572)	—

Net cash provided by financing activities	1,081	1,268

EFFECT OF CURRENCY TRANSLATION ON CASH	1,208	(6,959)

INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	1,339	(31,540)
CASH AND CASH EQUIVALENTS, beginning of period	130,914	133,106

CASH AND CASH EQUIVALENTS, end of period	$132,253	$101,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$36	$35
Cash paid for income taxes	17,867	19,442
Cash received for refunds of income taxes	7,522	1,679
Cash held in banks outside the United States	45,233	22,891

NONCASH TRANSACTIONS:
Common stock issued as partial consideration for PV Powered acquisition	$—	$14,690
Contingent liability accrued as part of PV Powered acquisition	—	39,600
Equipment purchased with capital lease	26	223

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
Solar Energy SBU offers both a transformer-based or transformerless advanced grid-tied PV inverter solution for residential, commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries (“we”, “us”, “our”, “Advanced Energy”, or the “Company”) at September 30, 2011, and the results of our operations and cash flows for the three months and nine months ended September 30, 2011 and 2010.
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
ESTIMATES AND ASSUMPTIONS — The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the significant estimates, assumptions and judgments when accounting for items and matters such as allowances for doubtful accounts, excess and obsolete inventories, warranty reserves, acquisitions, asset valuations, asset life, depreciation, amortization, recoverability of assets, impairments, deferred revenue, stock option and restricted stock grants, taxes, and other provisions are reasonable, based upon information available at the time they are made. Actual results may differ from these estimates under different assumptions or conditions.
REVENUE RECOGNITION — Our multiple deliverable arrangements involve the delivery of product, training, and installation services to our customers and can be long-term in nature. We have determined that the deliverables under these arrangements qualify as separate units of accounting. Revenue is allocated to the separate units of accounting based on vendor specific objective evidence as we sell each element on a stand-alone basis. Revenue is recognized for each element as it is delivered. Product delivery occurs based on the shipping terms included in the agreement.
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
PV Powered is a leading manufacturer of grid-tied PV inverters in the residential, commercial and utility-scale markets. PV Powered manufactures high-reliability transformer-based PV inverters utilized in residential, commercial roof top and ground mount systems for the North American market. Its inverters range in size from 30 kilowatts (“kW”) to two megawatts for the commercial market and 1kW to 5kW for the residential market, with market leading efficiency ratings. PV Powered is included in our Solar Energy SBU.
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

The following table summarizes the final fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

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
In connection with the closing of this asset disposition, we entered into a Master Services Agreement and a Supplemental Transition Service Agreement (“Transition Services Agreement”) pursuant to which we agreed to provide certain transition services until October 11, 2011. The Transition Services Agreement has been extended through March 2012.
In accordance with authoritative accounting guidance for reporting discontinued operations, the revenues and costs associated with our gas flow control business are excluded from income from continuing operations and are presented as income from discontinued operations, net of taxes, in our Condensed Consolidated Statements of Operations.
Operating results from discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$10,726	$15,722	$21,280	$42,671
Cost of sales	10,288	11,488	20,948	29,206

Gross profit	438	4,234	332	13,465

Operating expenses:
Research and development	1	922	6	1,814
Selling, general and administrative	56	480	196	2,692
Amortization of intangible assets	—	—	—	246

Total operating expenses	57	1,402	202	4,752

Operating income (loss) from discontinued operations	381	2,832	130	8,713
Other income (loss)	(885)	—	(117)	—

Income (loss) from discontinued operations before income taxes	(504)	2,832	13	8,713
Income taxes on income from discontinued operations	75	440	378	2,792

Income (loss) from discontinued operations, net of income taxes	$(579)	$2,392	$(365)	$5,921

NOTE 3. INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Income from continuing operations before income taxes	$10,415	$23,520	$52,845	$43,055
Provision for income taxes	3,244	5,964	13,396	9,192
Effective tax rate	31.1%	25.4%	25.3%	21.3%
Our tax rate is lower than the U.S. federal income tax rate primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. We plan to repatriate approximately $30.0 million from Japan during the fourth quarter of 2011, for which a deferred income tax expense of $2.1 million was recorded in 2010. Other than this planned repatriation, undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.
Our policy is to classify accrued penalties and interest related to unrecognized tax benefits in our income tax provision. For the three months and nine months ended September 30, 2011 and 2010, the amount of interest and penalties accrued related to our unrecognized tax benefits was immaterial.
NOTE 4. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude charges that would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (stock options and restricted stock units) had been converted to common shares, and if such assumed conversion is dilutive.
The following is a reconciliation of our weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the three months and nine months ended September 30, 2011 and 2010, respectively, (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Income from continuing operations, net of income taxes	$7,171	$17,556	$39,449	$33,863

Basic weighted-average shares outstanding	43,535	43,254	43,515	42,711
Assumed exercise of dilutive stock options and restricted stock units	284	595	541	582

Diluted weighted-average shares outstanding	43,819	43,849	44,056	43,293

Income from Continuing Operations:
Earnings per common share:
Basic earnings per share	$0.16	$0.41	$0.91	$0.79
Diluted earnings per share	$0.16	$0.40	$0.90	$0.78
The following stock options and restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock options	5,048	3,560	4,270	3,560

Restricted stock units	423	77	4	49

NOTE 5. MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
The composition of our marketable securities is as follows (in thousands):

	September 30, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$1,349	$1,349	$—	$—
Treasury bills	—	—	2,003	2,006
Certificates of deposit	6,998	6,985	3,126	3,126
Corporate bonds/notes	6,270	6,251	1,002	1,004
Agency bonds/notes	8,084	8,084	3,503	3,504

Total marketable securities	$22,701	$22,669	$9,634	$9,640

The maturities of our marketable securities available for sale as of September 30, 2011 are as follows:

	Earliest		Latest
Commercial paper	12/5/2011	to	12/16/2011
Certificates of deposit	10/14/2011	to	9/23/2013
Corporate bonds/notes	2/15/2012	to	12/17/2012
Agency bonds / notes	7/15/2012	to	11/2/2012
The value and liquidity of our marketable securities are affected by market conditions, the ability of the issuer to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next 18 months.
As of September 30, 2011, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.
NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We manage these risks through the use of derivative financial instruments, primarily forward contracts. During the three months and nine months ended September 30, 2011, we entered into foreign currency exchange forward contracts to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes.
The notional amount of foreign currency exchange contracts was $22.0 million at September 30, 2011 and the fair value of these contracts was immaterial at September 30, 2011. During the three months and nine months ended September 30, 2011, we recognized $1.1 million and $1.2 million of losses, respectively, on our foreign currency exchange contracts. These losses were offset by corresponding gains on the related intercompany debt and both are included as a component of other income (loss), net, in our Condensed Consolidated Statements of Operations.
We did not enter into foreign currency forward contracts during 2010.

NOTE 7. ASSETS AND LIABILITIES MEASURED AT FAIR VALUE
The fair value hierarchy established by U.S GAAP prioritizes the inputs used to measure fair value into the following levels:
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
The following tables present information about our financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

As of September 30, 2011:	Level 1	Level 2	Level 3	Total

Commercial paper	$—	$1,349	$—	$1,349
Certificates of deposit	—	6,985	—	6,985
Corporate bonds/notes	6,251	—	—	6,251
Agency bonds/notes	8,084	—	—	8,084

Total	$14,335	$8,334	$—	$22,669

As of December 31, 2010:	Level 1	Level 2	Level 3	Total

Treasury bills	$2,006	$—	$—	$2,006
Certificates of deposit	—	3,126	—	3,126
Corporate bonds/notes	1,004	—	—	1,004
Agency bonds/notes	3,504	—	—	3,504

Total	$6,514	$3,126	$—	$9,640

We did not have any Level 3 investments or financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. In the first quarter of 2011, we reclassified our investments in certificates of deposits from Level 1 into Level 2 as we believe this more appropriately reflects the level of inputs available for valuing these financial instruments. There were no transfers in and out of Level 1, 2 or 3 fair value measurements during the nine months ended September 30, 2011.
NOTE 8. INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows (in thousands):

	September 30,	December 31,
	2011	2010

Parts and raw materials	$62,570	$53,755
Work in process	6,071	5,594
Finished goods	24,181	18,244

	$92,822	$77,593

NOTE 9. PROPERTY AND EQUIPMENT
Detail of our property and equipment is as follows (in thousands):

	September 30,	December 31,
	2011	2010

Buildings and land	$1,616	$1,701
Machinery and equipment	38,820	53,885
Computer and communication equipment	24,172	23,296
Furniture and fixtures	3,004	5,717
Vehicles	463	541
Leasehold improvements	29,371	28,003
Construction in process	6,608	3,996

	104,054	117,139
Less: Accumulated depreciation	(63,217)	(82,570)

	$40,837	$34,569

Depreciation expense recorded in continuing operations for the three months and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	September 30,
	2011	2010

Three months	$2,799	$1,444
Nine months	7,735	4,656
NOTE 10. GOODWILL
During the three months ended June 30, 2011 we finalized the PV Powered purchase price allocation. As a result, we increased our estimate of the value of PV Powered’s pre-acquisition net operating losses and recorded a $1.8 million increase to our noncurrent deferred income tax assets and reduced goodwill accordingly.
The following summarizes changes in our goodwill during the three months and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Gross carrying amount, beginning of period	$46,515	$47,920	$48,360	$—
Additions	—	440	—	48,360
Adjustments	—	—	(1,845)	—
Impairments	—	—	—	—

Gross carrying amount, end of period	$46,515	$48,360	$46,515	$48,360

NOTE 11. OTHER INTANGIBLE ASSETS
Included in our other intangible assets are assets acquired in a business combination that are used in research and development activities. These assets are considered to have indefinite lives until the completion or abandonment of the associated research and development efforts and are presented as non-amortizable intangibles in the tables below.
Our other intangible assets consisted of the following as of September 30, 2011 (in thousands, except weighted-average useful life):

				Weighted-
	Gross			Average
	Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Amount	in Years

Amortizable intangibles:
Technology-based	$37,922	$(4,891)	$33,031	7
Trademarks and other	8,210	(805)	7,405	8

Total amortizable intangibles	46,132	(5,696)	40,436

Non-amortizable intangibles	5,154	—	5,154

Total other intangible assets	$51,286	$(5,696)	$45,590

Our other intangible assets consisted of the following as of December 31, 2010 (in thousands, except weighted-average useful life):

				Weighted-
	Gross			Average
	Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Amount	in Years

Amortizable intangibles:
Technology-based	$31,553	$(2,271)	$29,282	7
Trademarks and other	8,210	(594)	7,616	8

Total amortizable intangibles	39,763	(2,865)	36,898

Non-amortizable intangibles	11,523	—	11,523

Total other intangible assets	$51,286	$(2,865)	$48,421

Amortization expense relating to other intangible assets included in our income from continuing operations for the three months and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	September 30,
	2011	2010

Three months	$989	$1,177
Nine months	2,831	1,945
Our estimated amortization expense for each of the five years 2011 through 2015 and thereafter is as follows (in thousands):

Year Ending December 31,

2011 (Remaining)	$1,021
2012	5,646
2013	7,541
2014	8,192
2015	7,675
Thereafter	10,361

$40,436

NOTE 12. RESTRUCTURING
During the three months ended September 30, 2011, we approved and committed to several initiatives to realign our manufacturing and research and development activities. The initiatives under the plan are intended to foster growth and enhance profitability by aligning research and development activities with the location of our customer base and reducing product costs for the Solar Energy business.
We estimate that over the next 12 to 18 months we will incur between $12.0 and $16.0 million related to this plan, including the amounts recognized during the three months ended September 30, 2011 noted below. Of this total approximately $3.5 to 4.0 million relates to severance costs, $0.4 million relates to asset impairments, and $8.0 to $12.0 relates to costs to close facilities and relocate portions of our manufacturing.
Approximately $9.0 to 13.0 million of the charges noted above have resulted in or will result in cash expenditures.
Restructuring charges recognized during the three months ended September 30, 2011 are as follows:

Severance and related costs	$2,769
Property and equipment impairments	350

Total restructuring charges	$3,119

Liabilities associated with the restructuring plan and changes during the nine months ended September 30, 2011 are as follows:

	Balance at	Costs incurred	Cost paid or		Balance at
	December 31,	and charged	otherwise	Effect of Change	September 30,
	2010	to expense	settled	in Exchange Rates	2011
Severance and related costs	$—	$2,769	$(707)	$(11)	$2,051
NOTE 13. WARRANTIES
Provisions of our sales agreements include product warranties customary to these types of agreements, ranging from 18 months to 24 months following installation for the Thin Films SBU and 5 years to 10 years following installation for the Solar Energy SBU. Customers of our Solar Energy SBU have the option to purchase extended warranties up to 20 years. Our provision for the estimated cost of warranties is recorded when revenue is recognized. Our warranty provision is based on historical experience by product, configuration and geographic region.
Accruals are established for warranty issues that are probable to result in future costs. Changes in accrued product warranties for the three months and nine months ended September 30, 2011 and 2010, including those acquired on May 3, 2010 as part of the PV Powered acquisition, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balances at beginning of period	$14,296	$11,179	$12,949	$6,978
Warranty liabilities acquired	—	—	—	1,546
Increases to accruals related to sales during the period	2,498	3,441	7,542	8,089
Warranty expenditures	(2,073)	(2,558)	(5,770)	(4,551)

Balances at end of period	$14,721	$12,062	$14,721	$12,062

NOTE 14. STOCK-BASED COMPENSATION
We recognize stock-based compensation expense based on the fair value of awards issued. Stock-based compensation for the three months and six months ended September 30, 2011 and 2010 is as follows (in thousands):

	September 30,
	2011	2010

Three months	$3,228	$2,075
Nine months	9,362	5,895
Stock Options
Stock option awards are granted with an exercise price equal to the market price of our stock at the date of grant, a four-year vesting schedule, and a term of 10 years, except as noted below.
During the third quarter of 2011, we granted non-qualified stock options to our Chief Executive Officer that will vest based on the achievement of certain stock price targets. The stock-based compensation cost and derived service periods for these stock options were estimated using the Monte Carlo simulation method utilizing a volatility of 61.6% and a risk-free rate of 2.4%. The weighted-average fair value of these awards is $2.92 per share and the derived service periods range from approximately one and one-half years to approximately two years. As of September 30, 2011, no part of the grant had been achieved. If the targets are not met, the non-qualified stock options will expire on the third anniversary of the grant date.
A summary of our stock option activity for the nine months ended September 30, 2011 is as follows (in thousands):

Shares

Options outstanding at December 31, 2010	5,709
Options granted	1,484
Options exercised	(198)
Options forfeited	(483)
Options expired	(260)

Options outstanding at September 30, 2011	6,252

Restricted Stock Units
A summary of our non-vested Restricted Stock Units activity for the nine months ended September 30, 2011 is as follows (in thousands):

Shares

Balance at December 31, 2010	447
RSUs granted	512
RSUs vested	(123)
RSUs forfeited	(86)

Balance at September 30, 2011	750

NOTE 15. COMPREHENSIVE INCOME
Comprehensive income consists of net income, foreign currency translation adjustments and net unrealized holding gains (losses) on available-for-sale investments. Our comprehensive income for the three months and nine months ended September 30, 2011 and 2010 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$6,592	$19,948	$39,084	$39,784
Unrealized holding gain (loss) on available-for-sale securities	(25)	6	(38)	13
Cumulative translation adjustment	(271)	4,074	1,497	(2,377)

Comprehensive income	$6,296	$24,028	$40,543	$37,420

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

Unrealized holding gain (loss) on available-for-sale securities:
Balance at December 31, 2010	$6
Unrealized holding loss, net of realized amounts reclassified to net income	(38)

Balance at September 30, 2011	(32)

Accumulated foreign currency translation adjustments:
Balance at December 31, 2010	$27,068
Translation adjustments	1,497

Balance at September 30, 2011	28,565

Total accumulated other comprehensive income	$28,533

NOTE 17. COMMITMENTS AND CONTINGENCIES
We are involved in disputes and legal actions from time to time in the ordinary course of our business.
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation at September 30, 2011 is approximately $65.4 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We believe we have an adequate provision for potential exposure related to inventory on order which may go unused.
NOTE 18. RELATED PARTY TRANSACTIONS
During the three months and nine months ended September 30, 2011 and 2010, we had the following related party transactions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales — related parties	$1,266	$4,878	$3,820	$7,047
Rent expense — related parties	575	713	1,732	2,154
Sales — Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three months and nine months ended September 30, 2011 we had sales to two such companies as noted above and aggregate accounts receivable from three such customers totaled $1.0 million at September 30, 2011. During the three months and nine months ended September 30, 2010 we had sales to two such companies as noted above and aggregate accounts receivable from three such companies totaled $0.4 million at December 31, 2010.
Rent Expense — Related Parties
We lease our executive offices and manufacturing facilities in Fort Collins, Colorado from a limited liability partnership in which Douglas Schatz, our Chairman of the Board and former Chief Executive Officer, holds an interest. The leases relating to these spaces expire during 2015 and obligate us to total annual payments of approximately $2.4 million, which includes facilities rent and common area maintenance costs.

NOTE 19. SIGNIFICANT CUSTOMER INFORMATION
Applied Materials, Inc. is our largest customer and our only customer that accounts for 10% or more of our sales. Sales to Applied Materials as a percent of total sales for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Applied Materials	11%	16%	13%	22%
ULVAC, Inc. accounted for 11% of gross accounts receivable as of December 31, 2010. No other customer accounted for 10% or more of our gross accounts receivable as of September 30, 2011 or December 31, 2010.
NOTE 20. SEGMENT INFORMATION
During the first quarter of fiscal 2011, we began to operate as two reportable business segments. The creation of two business units, Thin Films and Solar Energy, has improved our execution and strategic focus in two distinct markets. The re-alignment of our businesses reflects the success of our strategy to maintain leadership in thin-film markets, while also expanding into high-growth renewable markets with our inverter product portfolio. The creation of these two business units will enable greater focus on each business’ unique needs and requirements, allowing each to expand and accelerate growth by better serving each of these very different industries.
Our chief operating decision maker and management personnel began reviewing our performance and making resource allocation decisions by reviewing the results of our two business segments separately. Revenue and operating profit is now reviewed by our chief operating decision maker, however, we have only divided inventory and property and equipment based on business segment. Due to the structure of our internal organization and the manner in which expenses were tracked and managed and as a result of the design of our internal systems during fiscal 2010, we were unable to recast related financial information by operating segment for fiscal 2010 and prior. As such, segment information, other than revenue, for the three months and nine months ended September 30, 2010 is not reported as it is impracticable to do so.
We are organized into the Thin Films and Solar Energy strategic business units (“SBU”) based on the products and services provided.
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
Solar Energy SBU offers both a transformer-based or transformerless advanced grid-tied PV inverter solution for residential, commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power. Our Solar Energy SBU focuses on residential, commercial and utility-scale solar projects and installations, selling primarily to distributors; engineering, procurement, and construction contractors; developers; and utility companies. Our Solar Energy revenue has seasonal variations. Installations of inverters are normally lowest during the first quarter as a result of typically poor weather and installation scheduling by our customers.

Revenue with respect to operating segments for the three months and nine months ending September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Thin Films	$76,764	$103,616	$274,194	$256,736
Solar Energy	51,734	37,350	130,110	54,024

Total	$128,498	$140,966	$404,304	$310,760

Income from continuing operations before income taxes by operating segment for the three months and nine months ended September 30, 2011 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Thin Films	$16,015	$60,881
Solar Energy	1,259	4,092

Total segment operating income	17,274	64,973
Corporate expenses	(6,600)	(12,624)
Other income (loss), net	(259)	496

Income from continuing operations before income taxes	$10,415	$52,845

Segment assets consist of inventories and property and equipment, net. A summary of consolidated total assets by segment as of September 30, 2011 follows (in thousands):

Thin Films	$62,437
Solar Energy	70,199

Total segment assets	132,636
Unallocated corporate property and equipment	1,023
Corporate assets	419,771

Consolidated total assets	$553,430

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
BUSINESS OVERVIEW
We design, manufacture, sell and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film processing and etching for various products as well as grid-tied power conversion. We also supply thermal instrumentation products used for temperature control in the thin-film process. Our network of global service support centers provides local repair and field service capability in key regions.
•	Our power conversion products refine, modify and control the raw electrical power from a utility and converts it into power that is predictable, repeatable and customizable. Our power conversion products are primarily used by semiconductor, solar panel and similar thin-film manufacturers including flat panel display, data storage and architectural glass manufacturers.

•	Our thermal instrumentation products provide temperature measurement solutions for applications in which time-temperature cycles affect material properties, productivity and yield. These products are used in rapid thermal processing, chemical vapor deposition, and other semiconductor and solar applications requiring non-contact temperature measurement.

•	Our grid-tied power conversion products offer both an advanced transformer-based or transformerless grid-tied PV solutions for residential, commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power. These products are used for residential, commercial and utility-scale solar projects and installations, and are sold primarily to distributors; engineering, procurement, and construction contractors; developers; and utility companies. These product revenues have seasonal variations. Installations of inverters are normally lowest during the first quarter of the year due to less favorable weather conditions and installation scheduling by our customers.

•	Our network of global service support centers offer repair services, conversions, upgrades and refurbishments to businesses that use our products.
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
During the first quarter of fiscal 2011, we began to operate as two reportable business segments. The creation of two business units, Thin Films and Solar Energy, has improved our execution and strategic focus in two distinct markets. This re-alignment of our businesses reflects the success of our strategy to maintain leadership in thin-film markets, while also expanding into high-growth renewable markets with our inverter product portfolio. The creation of these two units will enable greater focus on each business’ unique needs and requirements, allowing each to expand and accelerate growth by better serving each of these very different industries.

Due to the structure of our internal organization and the manner in which expenses were tracked and managed and, as a result of the design of our internal reporting systems during fiscal 2010, we were unable to recast related financial information by operating segment for fiscal 2010 and prior. As such, segment information, other than revenue, for the three months and nine months ended September 30, 2010 is not reported as it is impracticable to do so.
Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements in Part I, Item 1 of this report, including the notes thereto.
Results of Operations
OVERALL RESULTS
The following table sets forth, for the three months and nine months ended September 30, 2011 and 2010, certain data from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$128,498	$140,966	$404,304	$310,760

Gross profit	$48,847	$60,690	$166,269	$134,456
Operating expenses	38,173	38,394	113,920	93,229

Operating income	10,674	22,296	52,349	41,227
Other income (loss), net	(259)	1,224	496	1,828

Income from continuing operations before income taxes	10,415	23,520	52,845	43,055
Provision for income taxes	3,244	5,964	13,396	9,192

Income from continuing operations, net of income taxes	$7,171	$17,556	$39,449	$33,863

The following table sets forth, for the three months and nine months ended September 30, 2011 and 2010, the percentage of sales from our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	38.0%	43.1%	41.1%	43.3%
Operating expenses	29.7%	27.2%	28.2%	30.0%

Operating income	8.3%	15.8%	12.9%	13.3%
Other income (loss), net	(0.2%)	0.9%	0.1%	0.6%

Income from continuing operations before income taxes	8.1%	16.7%	13.1%	13.9%
Provision for income taxes	2.5%	4.2%	3.3%	3.0%

Income from continuing operations, net of income taxes	5.6%	12.5%	9.8%	10.9%

SALES
Our sales by segment for the three months and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,
		% of Total		% of Total	Increase/	Percent
	2011	Sales	2010	Sales	(Decrease)	Change
Thin Films:
Semiconductor capital equipment market	$29,584	23.0%	$49,364	35.0%	$(19,780)	(40.1%)
Non-semiconductor capital equipment	33,755	26.3%	41,102	29.2%	(7,347)	(17.9%)
Global support	13,425	10.4%	13,150	9.3%	275	2.1%

Total Thin Films	76,764	59.7%	103,616	73.5%	(26,852)	(25.9%)
Solar Energy	51,734	40.3%	37,350	26.5%	14,384	38.5%

Total sales	$128,498	100.0%	$140,966	100.0%	$(12,468)	(8.8%)

	Nine Months Ended September 30,
		% of Total		% of Total	Increase/	Percent
	2011	Sales	2010	Sales	(Decrease)	Change

Thin Films:
Semiconductor capital equipment market	$119,233	29.5%	$134,199	43.2%	$(14,966)	(11.2%)
Non-semiconductor capital equipment	114,708	28.4%	87,807	28.2%	26,901	30.6%
Global support	40,253	10.0%	34,730	11.2%	5,523	15.9%

Total Thin Films	274,194	67.9%	256,736	82.6%	17,458	6.8%
Solar Energy	130,110	32.1%	54,024	17.4%	76,086	140.8%

Total sales	$404,304	100.0%	$310,760	100.0%	$93,544	30.1%

Overall, our sales decreased $12.5 million, or 8.8%, to $128.5 million for the three months ended September 30, 2011 from $141.0 million for the three months ended September 30, 2010. Sales increased $93.5 million, or 30.1%, to $404.3 million for the nine months ended September 30, 2011 from $310.8 million for the nine months ended September 30, 2010.
The decrease in sales in the current quarter as compared to the same period a year ago has been largely driven by weak conditions across all of our thin film markets. The semiconductor industry, and to a lesser extent our other non-semiconductor thin film markets, has been negatively impacted by the uncertain global economic conditions. This uncertainty has tempered demand for consumer electronics, which drives capital spending throughout the markets we serve. Although our solar energy business unit experienced revenue growth in the current quarter as compared to the same period a year ago, the increase was not large enough to compensate for the decrease in thin films revenue.
The increase in sales for the nine months ended September 30 2011, as compared to the same period a year ago, was driven mainly by our solar energy business unit, which has experienced an increase in demand in proportion with an increase in activity in the North American solar market. Additionally, Solar Energy revenue in the period from January 1, 2010 to May 3, 2010 did not include revenue from PV Powered, which we acquired on May 3, 2010.
Thin Films
Results for Thin Films for the three months and nine months ended September 30, 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$76,764	$103,616	$274,194	$256,736
Operating Income	16,015	—	60,881	—

Thin Films sales dipped 25.9% to $76.8 million, or 59.7% of sales, for the three months ended September 30, 2011 versus $103.6 million, or 73.5% of sales, for the three months ended September 30, 2010. This decline reflects the impact of the uncertain global economic conditions described above. Thin Films sales climbed 6.8% to $274.2 million, or 67.9% of sales, for the nine months ended September 30, 2011 versus $256.7 million, or 82.6% of sales, for the nine months ended September 30, 2010. This moderate growth reflects the impact of a strong first half of 2011, particularly in our non-semiconductor markets, and the continued momentum that was gained during the economic recovery and strong consumer spending we experienced in the second half of 2010.
In the three months ended September 30, 2011, sales in the thin-film semiconductor market decreased 40.1% to $29.6 million, or 23.0% of sales, from $49.4 million, or 35.0% of sales for the three months ended September 30, 2010. In the nine months ended September 30, 2011, sales in the thin-film semiconductor market decreased 11.2% to $119.2 million, or 29.5% of sales, from $134.2 million, or 43.2% of sales for the nine months ended September 30, 2010. As mentioned above, uncertain economic conditions have created poor consumer sentiment and thus a decline in global consumer electronics spending. This condition has a negative impact on capacity utilization and investment in capital equipment among our customers’ end users. We anticipate this uncertainty to continue through the remainder of the year and, as a result our revenue in this market is expected to decline in the fourth quarter of 2011.
Sales in the thin-film non-semiconductor capital equipment markets decreased 17.9% to $33.8 million, or 26.3% of sales, for the three months ended September 30, 2011 compared to $41.1 million, or 29.2% of sales, for the three months ended September 30, 2010. Sales in the thin-film non-semiconductor capital equipment markets increased 30.6% to $114.7 million, or 28.4% of sales, for the nine months ended September 30, 2011 compared to $87.8 million, or 28.2% of sales, for the nine months ended September 30, 2010. The markets that comprise the thin-film non-semiconductor capital equipment markets include solar panel, flat panel display, data storage, architectural glass and other industrial thin-film manufacturing equipment markets. Our customers in these markets are global OEMs. The decrease in these markets for the three months ended September 30, 2011, as compared to the same period a year ago, was driven by the same overall slowdown in the global economy described above. The increase experienced in these markets for the nine months ended September 30, 2011, as compared to the same period a year ago, was also the result of a strong first half of 2011 and the momentum gained from a global economic recovery that started in the back half of 2010.
Sales to customers in the thin-film solar panel market, which is included as a component of our non-semiconductor capital equipment markets, decreased to $12.9 million, or 10.2% of total sales, for the three months ended September 30, 2011 as compared to $18.9 million, or 13.4% of total sales, for the three months ended September 30, 2010. This decrease is a result of a worldwide excess of panel capacity and inventory, particularly in the People’s Republic of China (the “PRC”). This overcapacity is the result of delays in project funding due to uncertainty as to the extent and amount of worldwide governmental subsidies of large utility-scale solar projects that has made the availability of project financing very challenging. Due to this over production, panel prices have been declining for several quarters and we are experiencing a market pause as our customers’ end users postpone investment in new technology and wait for the consolidation and/or reduction of panel inventory around the world and the stabilization of panel prices. This market condition will continue to exist and perhaps worsen over the next several quarters and, as a result, we expect our revenue in this market to decline in the fourth quarter of 2011.
Sales to customers in the thin-film solar panel market increased to $49.0 million, or 12.1% of total sales, for the nine months ended September 30, 2011 as compared to $35.6 million, or 11.5% of total sales, for the nine months ended September 30, 2010. This increase was driven by a very robust first half of 2011 during which our technology leadership in crystalline silicon (“c-Si”) processing equipment and strategic customer relationships helped us capitalize on growth in the PRC. Heavy capital investment in new technology by our customers’ end users during the first half of 2011 resulted in the overcapacity condition we currently observe in the market. In the flat panel display market, also included as a component of our non-semiconductor capital equipment markets, we have seen a slowdown of investment as capacity additions made throughout 2010 and the first half of 2011 are now coming online. This capital expansion was driven by flat panel display manufacturers in Korea and the PRC in 2010 and in the first half of 2011 in response to market adoption of flat panels by PRC consumers, the growth in touch screens for tablet PCs and smart phones and the migration of new technology such as LED backlighting and 3D televisions around the world. Additionally, capacity additions for active matrix organic LED technologies made by Korean OEMs last quarter are now online and the timing of investments made in further next generation technologies appears to be pushing into 2012 and beyond. As a result, we anticipate our revenue in the flat panel display market to decrease in the fourth quarter of 2011.
Our global support revenue increased slightly to $13.4 million, or 10.4% of total sales, for the three months ended September 30, 2011, compared to $13.2 million, representing 9.3% of sales, for the three months ended September 30, 2010. Service activity levels were stable in most of our geographic regions and end markets as changes due to tighter maintenance budgets were offset by sales of used equipment. Our global support revenue grew 15.9% to $40.3 million, or 10.0% of total sales, for the nine months ended September 30, 2011, compared to $34.7 million, representing 11.2% of sales, for the nine months ended September 30, 2010. The increase in our global support sales for the nine-month period was due to an increase in factory utilization by our customers throughout 2010 and into the first half of 2011, which drove demand for repairs, replacement parts and inventory restocking. Although the outlook for our service business continues to be strong, as we expand our product offerings to include maintenance contracts in the growing solar array market, we anticipate a slight decline in the near term due to the risk of end users more tightly managing maintenance budgets to deal with an anticipated drop in factory utilization.

Solar Energy
Results for our Solar Energy business segment for the three months and nine months ended September 30, 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$51,734	$37,350	$130,110	$54,024
Operating Income	1,259	—	4,092	—
Solar Energy sales were $51.7 million, or 40.3% of sales, for the three months ended September 30, 2011 as compared to $37.4 million, or 26.5% of sales, for the three months ended September 30, 2010. Solar Energy sales were $130.1 million, or 32.1% of sales, for the nine months ended September 30, 2011 as compared to $54.0 million, or 17.4% of sales, for the nine months ended September 30, 2010.
Sales for the current quarter were up from the second quarter of 2011 and from the comparable period a year ago due to an increase in activity in both the commercial and large utility-scale projects. However, sales still remained flat to comparable levels achieved in the fourth quarter of 2010 as we continue to experience project delays and pushouts caused by the conditions described above in our thin-film solar panel market. These delays and pushouts of business from the current quarter into future periods are a response to uncertainty around solar energy incentives and dropping prices for solar panels. Although we expect lower solar panel prices to ultimately fuel growth of solar array installations, an uncertainty as to how low prices may fall has caused a temporary delay in the procurement of equipment needed for projects. Despite these conditions, we do anticipate a moderate increase in Solar Energy sales during the fourth quarter of 2011 as an end of year push to take advantage of expiring government incentives may drive project activity forward.
This significant year-over-year growth reflects our acquisition of PV Powered, whose products continue to penetrate the U.S. market for both commercial and residential applications, as well as the continued growth of the North American solar market.
Backlog
Our overall backlog was $95.4 million at September 30, 2011 as compared to $102.9 million at June 30, 2011 and $93.1 million at December 31, 2010. The decrease from the previous quarter was primarily driven by the economic uncertainty described above in all the markets we serve, which results in shorter lead time ordering and fewer long-term commitments.
GROSS PROFIT
Our gross profit was $48.8 million, or 38.0% of sales, for the three months ended September 30, 2011, as compared to $60.7 million, or 43.1% of sales for the three months ended September 30, 2010. Our gross profit was $166.3 million, or 41.1% of sales, for the nine months ended September 30, 2011, as compared to $134.5 million, or 43.3% of sales for the nine months ended September 30, 2010. The year-over-year increase in terms of absolute dollars was due to an overall boost in production and sales volume in 2011 as compared to 2010, our acquisition of PV Powered and increased leverage of factory overhead, as well as, reduced warranty costs resulting from improved quality and lower warranty claims.
The decrease in gross profit in terms of percent of sales was caused by an overall product mix shift to include a higher percentage of revenue from our Solar Energy product line, which traditionally has lower gross margins. In addition to the anticipated decline in gross margin percentage due to overall product mix, we saw a decline in our Solar Energy business gross margins as competitive pricing pressure drove down the average selling price for our inverters. In response to the global economic uncertainty and an anticipated drop in revenue, particularly in our thin film markets, management has implemented headcount reductions in our production facilities that are described below in “Restructuring Charges.” Despite these efforts, we expect our gross margin to continue to decrease in absolute dollars and as a percentage of revenue for the remainder of 2011 as a result of declining revenue and a shift of our overall percentage of revenue coming from the lower gross margin Solar Energy business unit.

OPERATING EXPENSES
The following table summarizes our operating expenses as a percentage of sales for the three months and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,				Increase/	Percent
	2011		2010		(Decrease)	Change

Research and development	$17,592	13.7%	$16,672	11.8%	$920	5.5%
Selling, general and administrative	16,473	12.8%	20,545	14.6%	(4,072)	(19.8%)
Amortization of intangible assets	989	0.8%	1,177	0.8%	(188)	(16.0%)
Restructuring charges	3,119	2.4%			3,119	100.0%

Total operating expenses	$38,173	29.7%	$38,394	27.2%	$(221)	(0.6%)

	Nine Months Ended September 30,				Increase/	Percent
	2011		2010		(Decrease)	Change

Research and development	$50,591	12.5%	$41,329	13.3%	$9,262	22.4%
Selling, general and administrative	57,379	14.2%	49,955	16.1%	7,424	14.9%
Amortization of intangible assets	2,831	0.7%	1,945	0.6%	886	45.6%
Restructuring charges	3,119	0.8%			3,119	100.0%

Total operating expenses	$113,920	28.2%	$93,229	30.0%	$20,691	22.2%

Research and Development
The markets we serve constantly present us with opportunities to develop our products for new or emerging applications and require technological changes to achieve higher performance, lower cost and provide other attributes that will advance our customers’ products. We believe that continued and timely development of new and differentiated products, as well as enhancements to existing products to support customer requirements, is critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue. All of our research and development costs for the three months and nine months ended September 30, 2011 and 2010 have been expensed as incurred.
Research and development expenses for the three months ended September 30, 2011 were $17.6 million, or 13.7% of sales, as compared to $16.7 million, or 11.8% of sales, for the three months ended September 30, 2010. Research and development expenses for the nine months ended September 30, 2011 were $50.6 million, or 12.5% of sales, as compared to $41.3 million, or 13.3% of sales, for the nine months ended September 30, 2010.
The increase in research and development expenses of $0.9 million, or 5.5%, in the three months ended September 30, 2011 and $9.3 million, or 22.4%, in the nine months ended September 30, 2011 as compared to the same period in 2010 was driven primarily by increases in personnel costs, materials and supplies and outside consulting services.
We continue to focus on new product development, specifically related to the expansion of our inverter product line globally, however due to the uncertainty of the global economy and the anticipated decrease in overall revenue management has implemented headcount reductions that are described below in “Restructuring Charges.” A portion of these headcount reductions were related to research and development personnel and, as a result, we anticipate that research and development expenses will decrease for the remainder of the year in terms of absolute dollars and as a percentage of sales.
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
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2011 were $16.5 million, or 12.8% of sales, as compared to $20.5 million, or 14.6% of sales, in the three months ended September 30, 2010. SG&A expenses for the nine months ended September 30, 2011 were $57.4 million, or 14.2% of sales, as compared to $50.0 million, or 16.1% of sales, in the nine months ended September 30, 2010.
The decrease in SG&A expenses of $4.0 million, or 19.8%, in the three months ended September 30, 2011 was primarily driven by the reversal of previously-accrued incentive compensation resulting from an overall decline in company performance during the current year.

The increase of $7.4 million, or 14.9%, in the nine months ended September 30, 2011 as compared to the same periods in 2010 was driven primarily by increases in personnel costs, travel and outside services to meet the expectations and demands of our growing business during the first half of 2011. These market conditions have changed and management has reacted by putting more stringent cost controls in place. As a result, we anticipate that SG&A expenses will remain flat to down in the fourth quarter of 2011 in terms of absolute dollars and will remain within their current range as a percentage of sales.
Restructuring Charges
Restructuring charges were $3.1 million in the three months and nine months ended September 30, 2011. There were no restructuring charges in the three months and nine months ended September 30, 2010. The restructuring charges incurred in 2011 are the result of realigning the manufacturing and research and development activities of the Company in order to foster growth and enhance profitability. In the three months ended September 30, 2011, we reduced the global workforce by approximately 159 people or 9.8% of the workforce and recorded an impairment for assets no longer in use. The workforce reduction is expected to result in approximately $6.3 million in annual cost savings. Over the next 12 to 18 months, we will continue to evaluate our cost structure as we close facilities and relocate certain functions. We estimate that these initiatives will result in additional charges of approximately $9.0 to $13.0 million.
Amortization of Intangible Assets
Amortization of intangibles was $1.0 million, or 0.8% of sales, for the three months ended September 30, 2011 as compared to $1.2 million, or 0.8% of sales, in the three months ended September 30, 2010. Amortization of intangibles was $2.8 million, or 0.7% of sales, for the nine months ended September 30, 2011 as compared to $1.9 million, or 0.6% of sales, in the nine months ended September 30, 2010. The increase in amortization is the result of nine months of amortization of PV Powered intangible assets in the current year, as compared to five months in the same period of the prior year.
OTHER INCOME (LOSS), NET
Other income (loss), net, consists primarily of investment income and foreign currency exchange gains and losses. Other income (loss), net, was a loss of $0.3 million for the three months ended September 30, 2011, as compared to income of $1.2 million for the three months ended September 30, 2010.
Other income (loss), net, was $0.5 million for the nine months ended September 30, 2011, as compared to $1.8 million for the nine months ended September 30, 2010. Although we are subject to exchange rate fluctuations due to the nature of our international operations, we attempt to mitigate the risk of large swings with the use of derivative instruments and anticipate future gains and losses to be immaterial to our financial position and results of operations.
PROVISION FOR INCOME TAXES
We recorded an income tax provision from continuing operations for the three months ended September 30, 2011 of $3.2 million, compared to $6.0 million for the three months ended September 30, 2010, resulting in effective tax rates of 31.1% and 25.4%, respectively. We recorded an income tax provision from continuing operations for the nine months ended September 30, 2011 of $13.4 million, compared to $9.2 million for the nine months ended September 30, 2010, resulting in effective tax rates of 25.3% and 21.3%, respectively. Our effective tax rate may vary from period to period due to changes in the composition of income between U.S. and foreign jurisdictions resulting from our activity. Our effective rate differs from the U.S. federal statutory rate primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates.
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

Liquidity and Capital Resources
Our ability to fund our operations, acquisitions, capital expenditures and product development efforts will depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as, general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, marketable securities and cash generated from current operations.
CASH FLOWS
Cash flows during the nine months ended September 30, 2011 and 2010 are summarized as follows (in thousands):

	Nine Months Ended
	2011	2010

Net cash provided by (used in) operating activities	$26,652	$(16,602)
Net cash used in investing activities	(27,602)	(9,247)
Net cash provided by financing activities	1,081	1,268
Effect of currency translation on cash	1,208	(6,959)

Net change in cash and cash equivalents	1,339	(31,540)
Cash and cash equivalents, beginning of the year	130,914	133,106

Cash and cash equivalents, end of the period	$132,253	$101,566

Our cash flows from discontinued operations are not reported separately in our Condensed Consolidated Statements of Cash Flows as it would be impractical to quantify cash flows from our gas flow control business. We do not expect the absence of cash flows applicable to our discontinued operations to have a significant impact on our future liquidity and capital resources.
Net cash provided by operating activities increased by $43.3 million to $26.7 million for the nine month period ended September 30, 2011 compared to net cash flows used by operating activities of $16.6 million for the same period of 2010. This increase was driven by the collection of accounts receivable on increased sales and was offset by the payment of bonuses accrued at December 31, 2010 and the payment of accounts payable during the nine months ended September 30, 2011.
Net cash used in investing activities increased by $18.4 million to $27.6 million for the nine month period ended September 30, 2011 compared to $9.2 million used in the same period of 2010.
The increase in cash used for investing activities was the result of increased purchases of property and equipment to sustain our engineering and new product development efforts and to increase production capacity for solar inverters and an increase in the purchases of marketable securities. Investments in marketable securities used $13.0 million of cash in the nine months ended September 30, 2011 as compared to providing $33.7 million of cash in the nine months ended September 30, 2010 which we used to fund our $36.0 million cash outlay for the acquisition of PV Powered on May 3, 2010.
Net cash provided by financing activities decreased by $0.2 million to $1.1 million during the nine months ended September 30, 2011 compared to $1.3 million during the same period in 2010 as a result of a reduction in the tax benefit on the exercise of stock options.
Effect of currency translation on cash changed $8.2 million to $1.2 million for the nine month period ended September 30, 2011 compared to negative $7.0 million for the nine months ended September 30, 2010. The functional currencies of our worldwide operations primarily include U.S. dollar (“USD”), Japanese Yen (“JPY”), Chinese Yuan (“CNY”), New Taiwan Dollar (“TWD”), South Korean Won (“KWN”), British Pound (“GBP”) and Euro (“EUR”). Our purchasing and sales activities are primarily denominated in USD, JPY, CNY and EUR. The change in these key currency rates during the nine months ended September 30, 2011 and 2010 are as follows:

From	To	2011	2010

CNY	USD	3.4%	2.0%
EUR	USD	1.0%	(5.3%)
JPY	USD	5.8%	11.0%
KWN	USD	(4.5%)	1.8%
TWD	USD	(4.3%)	2.5%
GBP	USD	0.4%	(2.2%)

As of September 30, 2011, we have $154.9 million in cash, cash equivalents, and marketable securities of which $45.2 million was held in banks outside the United States. We believe that our current cash levels and cash flows from future operations will be adequate to meet anticipated working capital needs, capital expenditures and contractual obligations for the next 12 months. During the fourth quarter of 2011 we plan to repatriate $30.0 million of cash held in Japan as the remaining cash held in that country is sufficient to fund local operations. The repatriated cash will be used to fund working capital and capital investments in the United States.
Off-Balance-Sheet Arrangements
We have no off-balance-sheet arrangements or variable interest entities.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
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
Interest Rate Risk
Our market risk exposure relates to changes in interest rates in our investment portfolio. We generally place our investments with high-credit quality issuers and, by policy, are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2011, our investments consisted primarily of commercial paper, certificates of deposit, corporate bonds, and agency bonds.
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
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Garry Rogerson, Chief Executive Officer) and Principal Financial Officer (Danny C. Herron, Executive Vice President and Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, except as discussed below, that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As discussed in Note 2, Business Acquisition and Disposition, to our Condensed Consolidated Financial Statements, on May 3, 2010, we acquired PV Powered. We considered the results of our pre-acquisition due diligence activities, the continuation by PV Powered of their established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities related to PV Powered as part of our overall evaluation of disclosure controls and procedures as of September 30, 2011. The objective of PV Powered’s previously established internal control over financial reporting is consistent, in all material respects, with our objectives. During the third quarter of 2011, we completed the integration of PV Powered to our systems. We believe this integration, along with our implementation of additional internal controls over financial reporting activities related to PV Powered, aligns the controls of PV Powered with the rest of Advanced Energy. We are in the process of evaluating the effectiveness of the internal controls, as implemented, and will complete this in the fourth quarter of 2011.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in disputes and legal actions from time to time in the ordinary course of our business.
There have been no material developments in legal proceedings in which we are involved during the three months and nine months ended September 30, 2011. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
A significant portion of our business, both in Thin Films and Solar Energy, is in the emerging solar market, which, in addition to the general industry changes described in the risk factor “The industries in which we compete are subject to volatile and unpredictable cycles,” in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, is also characterized by ongoing changes particular to the solar industry. Our business is subject to changes in technology or demand for solar products arising from, among other things, adoption of our products by our customers, compatibility of our solar inverter technology with our customers’ products or certain solar panel providers, customers’ and end-users’ access to affordable financial capital, the cost and performance of solar technology compared to other energy sources, the adequacy of or changes in government energy policies, including the availability and amount of government incentives for solar power, the continuation of renewable portfolio standards, volatility in pricing of solar array components, such as solar panels, increased competition in the solar inverter equipment market and the extent of investment or participation in solar by utilities or other companies that generate, transmit or distribute power to end users. The current debt crisis in Europe and the resulting economic uncertainty and instability in the region could result in limited access to capital for our customers or changes to government incentives for renewable energy which could cause the delay or cancellation of current projects in the solar industry. There is also increased market volatility as the size of utility scale solar projects is increasing to hundreds of megawatts of capacity. Such large scale solar projects require significant financial resources on our part should we be selected as the supplier for solar inverters. We are beginning to see requirements in the solar industry for performance guarantees related to solar inverters and associated liquidated damages provisions. This could result in financial exposure for our business if our solar inverters do not meet reliability or uptime requirements. Lastly, customers using our solar inverters are beginning to evaluate multi-year service agreements from us for onsite maintenance and support of our inverters and even the solar site. These agreements, however, are subject to annual renewal and may not be renewed by the customers.
If we do not successfully manage the risks resulting from these ongoing changes occurring in the solar industry, we may miss out on substantial opportunities for revenue and our business, financial condition and results of operations could be materially and adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1	Offer Letter to Garry Rogerson dated August 1, 2011. (1)

10.2	Executive Change in Control Agreement dated August 4, 2011, by and between the Company and Garry W. Rogerson. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 2, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 4, 2011.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.
Dated: November 8, 2011	/s/ Danny C. Herron
Danny C. Herron
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

10.1	Offer Letter to Garry Rogerson dated August 1, 2011. (1)

10.2	Executive Change in Control Agreement dated August 4, 2011, by and between the Company and Garry W. Rogerson. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 2, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 4, 2011.