Form 10-Q
period 2012-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2012-08-07
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2012
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

As of July 31, 2012 there were 37,778,291 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,266	$117,639
Marketable securities	28,754	25,567
Accounts receivable, net of allowances of $6,282 and $6,796, respectively	100,850	132,485
Inventories, net of reserves of $15,753 and $13,614, respectively	80,609	80,283
Deferred income tax assets	9,014	9,014
Income taxes receivable	7,712	13,826
Other current assets	10,626	11,672
Total current assets	357,831	390,486
Property and equipment, net	39,668	42,338
OTHER ASSETS:
Deposits and other	9,131	8,959
Goodwill	46,515	46,515
Other intangible assets, net	40,715	43,438
Deferred income tax assets	1,706	1,642
Total assets	$495,566	$533,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,031	$44,828
Income taxes payable	7,172	3,310
Accrued payroll and employee benefits	10,411	9,184
Accrued warranty expense	8,581	8,433
Other accrued expenses	8,643	10,800
Customer deposits	6,071	14,689
Total current liabilities	82,909	91,244
LONG-TERM LIABILITIES:
Deferred income tax liabilities	5,920	6,475
Uncertain tax positions	16,404	16,404
Accrued warranty expense	5,476	6,286
Other long-term liabilities	17,098	5,630
Total liabilities	127,807	126,039
Commitments and contingencies (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 37,679 and 41,956
issued and outstanding, respectively	38	42
Additional paid-in capital	205,285	254,003
Retained earnings	134,764	124,767
Accumulated other comprehensive income	27,672	28,527
Total stockholders’ equity	367,759	407,339
Total liabilities and stockholders’ equity	$495,566	$533,378
*    Amounts as of June 30, 2012 are unaudited. Amounts as of December 31, 2011 are derived from the December 31, 2011 audited Consolidated Financial Statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
SALES	$115,658	$138,154	$221,445	$275,806
COST OF SALES	71,929	82,777	137,972	158,384
GROSS PROFIT	43,729	55,377	83,473	117,422
OPERATING EXPENSES:
Research and development	14,502	17,137	29,617	32,999
Selling, general, and administrative	16,706	20,001	36,765	40,906
Amortization of intangible assets	1,351	921	2,723	1,842
Restructuring charges (benefit)	(144)	—	2,431	—
Total operating expenses	32,415	38,059	71,536	75,747
OPERATING INCOME	11,314	17,318	11,937	41,675
OTHER INCOME, NET	1,775	92	2,186	755
Income from continuing operations before income taxes	13,089	17,410	14,123	42,430
Provision for income taxes	4,288	3,898	4,556	10,152
INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	8,801	13,512	9,567	32,278
Income from discontinued operations, net of income taxes	127	74	430	214
NET INCOME	$8,928	$13,586	$9,997	$32,492

Basic weighted-average common shares outstanding	38,974	43,571	39,877	43,505
Diluted weighted-average common shares outstanding	39,583	44,187	40,460	44,156

EARNINGS PER SHARE:
CONTINUING OPERATIONS:
BASIC EARNINGS PER SHARE	$0.23	$0.31	$0.24	$0.74
DILUTED EARNINGS PER SHARE	$0.22	$0.31	$0.24	$0.73
DISCONTINUED OPERATIONS
BASIC EARNINGS PER SHARE	$0.00	$0.00	$0.01	$0.00
DILUTED EARNINGS PER SHARE	$0.00	$0.00	$0.01	$0.00
NET INCOME:
BASIC EARNINGS PER SHARE	$0.23	$0.31	$0.25	$0.75
DILUTED EARNINGS PER SHARE	$0.23	$0.31	$0.25	$0.74

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$8,928	$13,586	$9,997	$32,492
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	929	2,055	(869)	1,768
Unrealized gains (losses) on securities	(5)	(10)	14	(13)
Comprehensive income	$9,852	$15,631	$9,142	$34,247

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,997	$32,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,618	6,813
Stock-based compensation expense	7,237	6,139
Provision (benefit) for deferred income taxes	(614)	(181)
Restructuring charges	2,431	—
Net (gain) loss on sale or disposal of assets	(1,223)	57
Changes in operating assets and liabilities:
Accounts receivable	30,990	(7,056)
Inventories	(522)	(21,944)
Other current assets	898	761
Accounts payable	(2,172)	(7,483)
Other current liabilities and accrued expenses	(547)	482
Income taxes	9,710	3,333
Non-current assets	—	91
Net cash provided by operating activities	64,803	13,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(13,767)	(7,449)
Proceeds from sale of marketable securities	10,566	7,001
Proceeds from the sale of assets	2,200	—
Purchases of property and equipment	(4,209)	(8,657)
Net cash used in investing activities	(5,210)	(9,105)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(47)	(70)
Purchase and retirement of treasury stock	(57,117)	—
Proceeds from exercise of stock options	1,635	1,862
Excess tax from stock-based compensation deduction	(476)	(564)
Net cash provided by (used in) financing activities	(56,005)	1,228
EFFECT OF CURRENCY TRANSLATION ON CASH	(961)	(977)
INCREASE IN CASH AND CASH EQUIVALENTS	2,627	4,650
CASH AND CASH EQUIVALENTS, beginning of period	117,639	130,914
CASH AND CASH EQUIVALENTS, end of period	$120,266	$135,564
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15	$47
Cash paid for income taxes	2,555	14,595
Cash received for refunds of income taxes	7,334	7,522
Cash held in banks outside the United States	30,249	49,399
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
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries (“we”, “us”, “our”, “Advanced Energy”, or the “Company”) at June 30, 2012, and the results of our operations and cash flows for the three months and six months ended June 30, 2012 and 2011.
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

NOTE 2.	BUSINESS DISPOSITION
On October 15, 2010, we completed the sale of our gas flow control business, which included the Aera® mass flow control and related product lines to Hitachi Metals, Ltd. ("Hitachi"), for approximately $43.3 million. Assets and liabilities sold included, without limitation, inventories, real property in Hachioji, Japan, equipment, certain contracts, intellectual property rights related to the gas flow control business and certain warranty liability obligations.
In connection with the closing of this asset disposition, we entered into a Master Services Agreement and a Supplemental Transition Services Agreement pursuant to which we provided certain transition services until October 2011 and we became an authorized service provider for Hitachi in all countries other than Japan. In March 2012, we entered into an agreement to sell certain fixed assets to Hitachi and cease providing contract manufacturing services. As of May 31, 2012 we ceased providing contract manufacturing services to Hitachi and completed the sale of certain fixed assets related to that manufacturing. The sale of these assets resulted in a $1.9 million gain, which is recorded in Other income, net in our Condensed Consolidated Statements of Operations for the second quarter of 2012. As of June 30, 2012, all manufacturing activities and relationships with Hitachi related to the previously owned gas flow control business have ended. We do not anticipate any additional activity with Hitachi in respect of these assets that would materially impact our financial statements in the future.
In accordance with authoritative accounting guidance for reporting discontinued operations, for the periods reported in this Form 10-Q, the results of continuing operations were reduced by the revenue and costs associated with the gas flow control business, which are included in the income from discontinued operations, net of income taxes, in our Condensed Consolidated Statements of Operations.
Operating results of discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$4,383	$4,208	$8,959	$10,554
Cost of sales	4,044	3,974	9,189	10,660
Gross profit (loss)	339	234	(230)	(106)
Operating expenses:
Research and development	—	(3)	—	5
Selling, general, and administrative	43	90	88	140
Total operating expenses	43	87	88	145
Operating income (loss) from discontinued operations	296	147	(318)	(251)
Other income (expense)	(142)	157	881	768
Income from discontinued operations before income taxes	154	304	563	517
Provision for income taxes	27	230	133	303
Income from discontinued operations, net of income taxes	$127	$74	$430	$214

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Provision for income taxes:
Income from continuing operations before income taxes	$13,089	$17,410	$14,123	$42,430
Provision for income taxes	4,288	3,898	4,556	10,152
Effective tax rate	32.8%	22.4%	32.3%	23.9%

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our effective tax rate is lower than the corporate statutory U.S. federal income tax rate primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. Our effective tax rate increased from the three months and six months ended 2012 as compared to 2011 because 2012 projected earnings are being taxed in higher tax rate jurisdictions as compared to 2011.
We repatriated $30.0 million from Japan during the second quarter of 2012 for which a deferred tax liability of $2.1 million had been recorded in 2010. The deferred tax liability was reclassified into current taxes payable in the second quarter of 2012. Other than this repatriation, undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.
Our policy is to classify accrued penalties and interest related to unrecognized tax benefits in our income tax provision. For the three months and six months ended June 30, 2012 and 2011, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations, net of income taxes	$8,801	$13,512	$9,567	$32,278
Basic weighted-average common shares outstanding	38,974	43,571	39,877	43,505
Assumed exercise of dilutive stock options and restricted stock units	609	616	583	651
Diluted weighted-average common shares outstanding	39,583	44,187	40,460	44,156
Income from Continuing Operations:
Basic earnings per share	$0.23	$0.31	$0.24	$0.74
Diluted earnings per share	$0.22	$0.31	$0.24	$0.73
The following stock options and restricted units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	4,875	3,831	5,303	3,690
Restricted stock units	1	4	—	3
Share Repurchases
In November 2011, our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a twelve-month period. Under this program, during the three months and six months ended June 30, 2012, we repurchased and retired 2.7 million and 4.7 million shares of our common stock for a total of $35.2 million and $57.1 million, respectively. As of June 30, 2012, we have completed this repurchase program. Total shares repurchased are 6.4 million shares of our common stock for $75.0 million.
All share repurchases were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
The composition of our marketable securities is as follows (in thousands):

	June 30,		December 31,
	2012		2011
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$1,200	$1,200	$2,395	$2,395
Certificates of deposit	10,457	10,457	8,333	8,326
Corporate bonds/notes	9,717	9,716	7,534	7,523
Municipal bonds/notes	289	289	—	—
Agency bonds/notes	7,093	7,092	7,320	7,323
Total marketable securities	$28,756	$28,754	$25,582	$25,567
The maturities of our marketable securities available for sale as of June 30, 2012 are as follows:

	Earliest		Latest
Commercial paper	7/2/2012	to	7/23/2012
Certificates of deposit	7/20/2012	to	2/14/2014
Corporate bonds/notes	7/2/2012	to	6/17/2013
Municipal bonds/notes	9/1/2013	to	9/1/2013
Agency bonds/notes	7/15/2012	to	7/3/2013
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as, the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next twelve months.
As of June 30, 2012, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We manage these risks through the use of derivative financial instruments, primarily forward contracts. During the three months and six months ended June 30, 2012 and June 30, 2011, we entered into foreign currency exchange forward contracts to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes.
The notional amount of foreign currency exchange contracts at June 30, 2012 and 2011 was $31.2 million and $14.5 million, respectively, and the fair value of these contracts was not significant at June 30, 2012 and 2011. During the three months ended June 30, 2012 and 2011 we recognized a gain of $1.5 million and a loss of $0.1 million, respectively, on our foreign currency exchange contracts. During the six months ended June 30, 2012 and 2011, we recognized a gain of $0.5 million and a loss $0.1 million, respectively. These gains and losses were offset by corresponding gains and losses on the related intercompany debt and both are included as a component of other income, net, in our Condensed Consolidated Statements of Operations.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of June 30, 2012, and December 31, 2011. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of June 30, 2012, and December 31, 2011.

June 30, 2012	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$—	$1,200	$—	$1,200
Certificates of deposit	—	10,457	—	10,457
Corporate bonds/notes	9,716	—	—	9,716
Municipal bonds/notes	289	—	—	289
Agency bonds/notes	7,092	—	—	7,092
Total	$17,097	$11,657	$—	$28,754

December 31, 2011	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$—	$2,395	$—	$2,395
Certificates of deposit	—	8,326	—	8,326
Corporate bonds/notes	7,523	—	—	7,523
Agency bonds/notes	7,323	—	—	7,323
Total	$14,846	$10,721	$—	$25,567

There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three months or six months ended June 30, 2012.

NOTE 8.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Parts and raw materials	$56,308	$57,962
Work in process	6,240	3,708
Finished goods	18,061	18,613
	$80,609	$80,283

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Buildings and land	$1,667	$1,647
Machinery and equipment	41,747	40,126
Computer and communication equipment	24,878	24,097
Furniture and fixtures	2,286	2,648
Vehicles	430	464
Leasehold improvements	29,190	29,680
Construction in process	2,119	6,352
	102,317	105,014
Less: Accumulated depreciation	(62,649)	(62,676)
	$39,668	$42,338

Depreciation expense recorded in continuing operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Depreciation expense	$3,054	$2,630	$5,895	$4,971

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross carrying amount, beginning of period	$46,515	$48,360	$46,515	$48,360
Additions and adjustments	—	(1,845)	—	(1,845)
Impairments	—	—	—	—
Gross carrying amount, end of period	$46,515	$46,515	$46,515	$46,515

NOTE 11.	INTANGIBLE ASSETS
Included in our other intangible assets are assets acquired in a business combination that are used in research and development activities. These assets are considered to have indefinite lives until the completion or abandonment of the associated research and development efforts. As of December 31, 2011, one project remained as in-process research and development and is presented as non-amortizable intangibles in the table below. All in-process research and development projects were complete as of June 30, 2012 and are classified as amortizing intangibles.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consisted of the following as of June 30, 2012 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$41,944	$(8,228)	$33,716	7
Trademarks and other	8,210	(1,211)	6,999	8
Total intangible assets	$50,154	$(9,439)	$40,715
Other intangible assets consisted of the following as of December 31, 2011 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$37,922	$(5,841)	$32,081	7
Trademarks and other	8,210	(875)	7,335	8
Total amortizable intangibles	46,132	(6,716)	39,416
Non-amortizing intangibles	4,022		4,022
Total intangible assets	$50,154	$(6,716)	$43,438
Amortization expense relating to other intangible assets included in our income from continuing operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization expense	$1,351	$921	$2,723	$1,842
Estimated amortization expense related to intangibles for each of the five years 2012 through 2016 and thereafter is as follows (in thousands):

Year Ending December 31,
2012 (remaining)	$2,831
2013	8,069
2014	8,854
2015	8,407
2016	6,239
Thereafter	6,315
$40,715

NOTE 12.	RESTRUCTURING COSTS
In September 2011, we approved and committed to several initiatives to realign our manufacturing and research and development activities in order to foster growth and enhance profitability. These initiatives are designed to align research and development activities with the location of our customers and reduce product costs. Under this plan, we have reduced our global headcount by approximately 218 people or 13.0% of our total headcount, consolidated our facilities by terminating or exiting several leases, and recorded impairments for assets no longer in use due to the restructuring of our business.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Over the next 3 to 9 months, we will implement the remainder of the restructuring plan as we close facilities and relocate certain functions and expect to incur an additional $4.0 to $9.0 million of restructuring costs during this period. Estimated total expenses to be incurred under this plan are between $13.0 and $18.0 million including the amounts recognized in 2011 and those noted below. Of this total, approximately $5.0 to $6.0 million relates to severance costs, $2.5 million relates to asset impairments, and $5.5 to $9.5 million relates to costs to close facilities and relocate portions of our manufacturing.
The following table summarizes the components of our restructuring costs incurred under this plan (in thousands):

	Three months ended	Six months ended	Cumulative costs through
	June 30, 2012	June 30, 2012	June 30, 2012
Severance and related costs	$74	447	$4,068
Property and equipment impairments	(300)	512	2,251
Facility closure costs	82	1,472	3,460
Total restructuring charges	$(144)	$2,431	$9,779
The gain on property and equipment in the current quarter is due to an adjustment of an estimate of lease impairments that was recognized in the first quarter of 2012.
The following table summarizes our restructuring liabilities under the plan (in thousands):

	Balances at December 31, 2011	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at June 30, 2012
Severance and related costs	$800	$447	$(902)	$(20)	$325
Property and equipment impairments	—	512	(512)	—	—
Facility closure costs	1,019	1,472	(1,698)	—	793
Total restructuring liabilities	$1,819	$2,431	$(3,112)	$(20)	$1,118

NOTE 13.	WARRANTIES
Provisions of our sales agreements include product warranties customary to these types of agreements, ranging from 18 months to 24 months following installation for Thin Films products and 5 years to 10 years following installation for Solar Energy products. Our provision for the estimated cost of warranties is recorded when revenue is recognized. The warranty provision is based on historical experience by product, configuration and geographic region.
We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balances at beginning of period	$14,319	$13,428	$14,719	$12,949
Increases to accruals related to sales during the period	1,865	2,493	3,700	5,044
Warranty expenditures	(2,127)	(1,625)	(4,362)	(3,697)
Balances at end of period	$14,057	$14,296	$14,057	$14,296
We also offer our Solar Energy customers the option to purchase additional warranty coverage up to 20 years after the base warranty period expires. Deferred revenue related to such extended warranty contracts was $16.9 million as of June 30, 2012, of which $0.5 million is classified in Customer deposits and $16.4 million is classified in Other long-term liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2012. At December 31, 2011, deferred revenue related to extended warranty contracts was $12.9 million, of which $8.0 million is classified in Customer deposits and $4.9 million is classified in Other long-term liabilities.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	STOCK-BASED COMPENSATION
We recognize stock-based compensation expense based on the fair value of the awards issued. Stock-based compensation for the three months and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense	$2,228	$3,399	$7,237	$6,139
Stock Options
Stock option awards, other than awards under our 2012-2014 Long Term Incentive Plan ("LTI Plan"), are generally granted with an exercise price equal to the market price of our stock at the date of grant, a four-year vesting schedule, and a term of 10 years.
Under the LTI Plan, we made grants of performance based options and awards during the first quarter of 2012, which will vest annually over a three year period based on the Company's achievement of return on net assets targets established by our Board of Directors at the time the grants were made. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model utilizing an expected volatility of 61.5%, a risk-free rate of 1.2%, a dividend yield of zero, and an expected term of 5.9 years. The weighted-average grant date fair value of the options is $6.19 per share. The weighted average grant date fair value of the awards is $11.03 per share.
A summary of our stock option activity for the six months ended June 30, 2012 is as follows (in thousands):

Shares
Options outstanding at December 31, 2011	5,821
Options granted	1,621
Options exercised	(204)
Options forfeited	(572)
Options expired	(154)
Options outstanding at June 30, 2012	6,512
Restricted Stock Units
A summary of our non-vested Restricted Stock Units ("RSU") activity for the six months ended June 30, 2012 is as follows (in thousands):

Shares
Balance at December 31, 2011	764
RSUs granted	13
RSUs vested	(178)
RSUs forfeited	(87)
Balance at June 30, 2012	512

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2011	$28,542	$(15)	$28,527
Current period other comprehensive income (loss)	(869)	14	(855)
Balances at June 30, 2012	$27,673	$(1)	$27,672

NOTE 16.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of June 30, 2012 is approximately $69.4 million. Our policy with respect to all purchase commitments, is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.

NOTE 17.	RELATED PARTY TRANSACTIONS
During the three months and six months ended June 30, 2012 and 2011, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales - related parties	$323	$1,544	$477	$2,554
Rent expense - related parties	477	545	937	1,157
Sales - Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three months and six months ended June 30, 2012 we had sales to two such companies as noted above and aggregate accounts receivable from one such customer totaled $16,000 at June 30, 2012. During the three months and six months ended June 30, 2011 we had sales to three such companies as noted above and aggregate accounts receivable from two such customers totaled $48,000 at December 31, 2011.
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
Applied Materials, Inc. is our largest customer and our only customer that accounted for 10% or more of our sales during the three months and six months ended June 30, 2012 and 2011. Sales to Applied Materials as a percent of total sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Applied Materials	15.4%	14.0%	16.1%	15.0%

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Applied Materials accounted for 10.8% of our accounts receivable as of June 30, 2012. No other customer accounted for 10% or more of our gross accounts receivable as of June 30, 2012 or December 31, 2011.

NOTE 19.	SEGMENT INFORMATION

Our Thin Films SBU offers power conversion products for direct current, pulsed DC mid frequency, and radio frequency power supplies, matching networks, and RF instrumentation, as well as, thermal instrumentation products. Our power conversion systems refine, modify, and control the raw electrical power from a utility and convert it into power that may be customized and is predictable and repeatable. Our thermal instrumentation products provide temperature measurement solutions for applications in which time-temperature cycles affect material properties, productivity, and yield. These products are used in rapid thermal processing, chemical vapor deposition, and other semiconductor and solar applications requiring non-contact temperature measurement. Our network of global service support centers offer repair services, conversions, upgrades, and refurbishments to companies using our products. Our Thin Films SBU principally serves original equipment manufacturers (“OEMs”) and end customers in the semiconductor, flat panel display, solar panel, and other capital equipment markets.
Our Solar Energy SBU offers both a transformer-based and a transformerless advanced grid-tied PV inverter solution for residential, commercial, and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power. Our Solar Energy SBU focuses on residential, commercial, and utility-scale solar projects and installations, selling primarily to distributors, engineering, procurement, and construction contractors, developers, and utility companies. Our Solar Energy revenue has seasonal variations. Installations of inverters are normally lowest during the first quarter as a result of typically poor weather and installation scheduling by our customers.
Our chief operating decision maker, who is our Chief Executive Officer, and other management personnel regularly review our performance and make resource allocation decisions by reviewing the results of our two business segments separately. Revenue and operating profit is reviewed by our chief operating decision maker. We have also divided inventory and property and equipment based on business segment.
Sales with respect to our operating segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Thin Films	$64,843	$97,331	$125,233	$197,430
Solar Energy	50,815	40,823	96,212	78,376
Total	$115,658	$138,154	$221,445	$275,806
Income from continuing operations before income taxes by operating segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Thin Films	$8,881	$20,042	$12,048	$44,866
Solar Energy	2,740	321	3,233	2,833
Total segment operating income	11,621	20,363	15,281	47,699
Corporate expenses	(451)	(3,045)	(913)	(6,024)
Restructuring charges (benefit)	144	—	(2,431)	—
Other income	1,775	92	2,186	755
Income from continuing operations before income taxes	$13,089	$17,410	$14,123	$42,430
Beginning in 2012, we are allocating "Corporate Expenses" in full to our business units. These expenses, which include certain support functions such as legal, human resources, information technology, accounting and finance, are now allocated in full to the business units based on sales contribution. This change was implemented in an effort to provide investors with a clearer understanding of the business unit's operating performance. The remaining Corporate Expenses consist of intangible amortization from past acquisitions that management determined should not be charged to either business unit.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment assets consist of inventories, net and property and equipment, net. A summary of consolidated total assets by segment follows (in thousands):

	June 30, 2012	December 31, 2011
Thin Films	$50,815	$59,025
Solar Energy	65,339	62,605
Total segment assets	116,154	121,630
Unallocated corporate property and equipment	4,124	991
Unallocated Corporate assets	375,288	410,757
Consolidated total assets	$495,566	$533,378

Unallocated corporate assets include accounts receivable, deferred income taxes and intangible assets.

no ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our analysis presented below is organized to provide the information we believe will be helpful for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements in Part I, Item 1 of this report, including the notes thereto.

Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$115,658	$138,154	$221,445	$275,806
Gross profit	43,729	55,377	83,473	117,422
Operating expenses	32,415	38,059	71,536	75,747
Operating income	11,314	17,318	11,937	41,675
Other income, net	1,775	92	2,186	755
Income from continuing operations before income taxes	13,089	17,410	14,123	42,430
Provision for income taxes	4,288	3,898	4,556	10,152
Income from continuing operations, net of income taxes	$8,801	$13,512	$9,567	$32,278
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.8%	40.0%	37.7%	42.6%
Operating expenses	28.0%	27.4%	32.3%	27.5%
Operating income	9.8%	12.6%	5.4%	15.1%
Other income, net	1.5%	0.1%	1.0%	0.3%
Income from continuing operations before income taxes	11.3%	12.7%	6.4%	15.4%
Provision for income taxes	3.7%	2.8%	2.1%	3.7%
Income from continuing operations, net of income taxes	7.6%	9.9%	4.3%	11.7%
SALES
The following tables summarize annual net sales, and percentages of net sales, by segment for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	% of Total Sales	2011	% of Total Sales	Increase/ (Decrease)	Percent Change
Thin Films:
Semiconductor capital equipment market	$36,641	31.7%	$43,694	31.6%	$(7,053)	(16.1)%
Non-semiconductor capital equipment	15,292	13.2%	40,505	29.4%	(25,213)	(62.2)%
Global support	12,910	11.2%	13,132	9.5%	(222)	(1.7)%
Total Thin Films	64,843	56.1%	97,331	70.5%	(32,488)	(33.4)%
Solar Energy	50,815	43.9%	40,823	29.5%	9,992	24.5%
Total sales	$115,658	100.0%	$138,154	100.0%	$(22,496)	(16.3)%

	Six Months Ended June 30,
	2012	% of Total Sales	2011	% of Total Sales	Increase/ (Decrease)	Percent Change
Thin Films:
Semiconductor capital equipment market	$74,989	33.9%	$89,649	32.5%	$(14,660)	(16.4)%
Non-semiconductor capital equipment	25,360	11.5%	80,953	29.4%	(55,593)	(68.7)%
Global support	24,884	11.2%	26,828	9.7%	(1,944)	(7.2)%
Total Thin Films	125,233	56.6%	197,430	71.6%	(72,197)	(36.6)%
Solar Energy	96,212	43.4%	78,376	28.4%	17,836	22.8%
Total sales	$221,445	100.0%	$275,806	100.0%	$(54,361)	(19.7)%

Total Sales
Overall, our sales decreased $22.5 million, or 16.3%, to $115.7 million for the three months ended June 30, 2012 from $138.2 million for the three months ended June 30, 2011. Sales decreased $54.4 million, or 19.7%, to $221.4 million for the six months ended June 30, 2012 from $275.8 million for the six months ended June 30, 2011. The decrease in sales during these time periods is a result of decreases over the course of the past 12 months in our customers' capital spending in all thin-film markets in which we compete. Our semiconductor sales for the second quarter in 2012 decreased 16.1% from the same quarter a year ago as the markets could not sustain the elevated spending levels and capacity expansion that marked the second half of 2010 and early 2011; however a more significant impact was felt in our non-semiconductor capital equipment markets, which for the second quarter in 2012 declined 62.2% from the same quarter in 2011. Of particular note were the decreases in both the solar panel and flat panel display markets, for which more detail is provided below. Although our Solar Energy SBU saw an increase of 24.5% for the second quarter in 2012 from the same quarter a year ago, the increase did not offset the large decrease in Thin Films sales.
Thin Films
Results for our Thin Films SBU for the three months and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$64,843	$97,331	$125,233	$197,430
Operating Income	8,881	20,042	12,048	44,866

Thin Films sales dipped 33.4% to $64.8 million, or 56.1% of sales, for the three months ended June 30, 2012 versus $97.3 million, or 70.5% of sales, for the three months ended June 30, 2011. Thin Films sales dipped 36.6% to $125.2 million, or 56.6% of sales, for the six months ended June 30, 2012 versus $197.4 million, or 71.6% of sales, for the six months ended June 30, 2011. This decline reflects the impact of the lower levels of capital investment in thin film markets described above.
In the three months ended June 30, 2012, sales in the thin film semiconductor market decreased 16.1% to $36.6 million, or 31.7% of sales, from $43.7 million, or 31.6% of sales for the three months ended June 30, 2011. In the six months ended June 30, 2012, sales in the thin film semiconductor market decreased 16.4% to $75.0 million, or 33.9% of sales, from $89.6 million or 32.5% of sales for the six months ended June 30, 2011. As mentioned above, end user capital expansion has reverted to more modest levels when compared to the elevated spending levels of 2010 and early 2011 and utilization rates at semiconductor foundries remain down. Additionally, it appears that slower adoption rates for larger capacity tablet PCs is driving slower demand for investment in solid state drive production. Given the current market dynamics and the general perception that semiconductor investment will be soft in the near term, we expect our semiconductor revenue to be lower in the third quarter of 2012 compared to the second quarter of 2012.
Sales in the thin film non-semiconductor capital equipment markets decreased 62.2% to $15.3 million, or 13.2% of sales, for the three months ended June 30, 2012 compared to $40.5 million, or 29.4% of sales, for the three months ended June 30, 2011. Sales in the thin film non-semiconductor capital equipment markets decreased 68.7% to $25.4 million, or 11.5%

of sales, for the three months ended June 30, 2012 compared to $81.0 million, or 29.4% of sales, for the six months ended June 30, 2011. The markets that comprise the thin-film non-semiconductor capital equipment markets include solar panel, flat panel display, data storage, architectural glass and other industrial thin-film manufacturing equipment markets. Our customers in these markets are primarily global OEMs. The decrease in these markets for the three months and six months ended June 30, 2012, as compared to the same period a year ago, was driven primarily by a worldwide oversupply of solar panels as well as overcapacity for production of flat panel displays due to the anticipation of technology changes.
Sales to customers in the thin film solar panel market decreased to $1.9 million, or 1.7% of total sales, for the three months ended June 30, 2012 as compared to $15.8 million, or 11.4% of total sales, for the three months ended June 30, 2011. Sales to customers in the thin film solar panel market decreased to $3.9 million, or 1.9% of total sales, for the six months ended June 30, 2012 as compared to $36.1 million, or 13.1% of total sales, for the six months ended June 30, 2011. This decrease is a result of a worldwide excess of panel capacity and inventory, particularly in the People's Republic of China (the “PRC”). There is currently not enough marketplace demand to absorb the levels of worldwide inventory on hand. As a result, competitive consolidation has begun as a number of solar panels manufacturing, both domestic and international, have been acquired or have gone insolvent. We currently do not anticipate new investment in the foreseeable future as these market dynamics continue to play out and, as a result, we expect sales to the solar panel market to remain at historically low levels in the third quarter of 2012.
We experienced an 82.7% decline in flat panel market sales this quarter as compared to the same quarter in 2011, as a drop in demand for flat panel televisions has resulted in production overcapacity. This development, coupled with upcoming technology transitions, has resulted in an investment pause in the flat panel display market. While we are optimistic that these new technology investments will occur late this year, we expect sales to the flat panel display market to be flat to lower in the third quarter of 2012.
Our global support revenue decreased to $12.9 million, or 11.2% of total sales, for the three months ended June 30, 2012, compared to $13.1 million, representing 9.5% of sales, for the three months ended June 30, 2011. Our global support revenue decreased to $24.9 million, or 11.2% of total sales, for the six months ended June 30, 2012, compared to $26.8 million, representing 9.7% of sales, for the six months ended June 30, 2011. Although service activity levels were relatively stable in most of our geographic regions, reduced factory utilization in both the thin film solar panel and flat panel display markets negatively impacted our customers' maintenance budgets and the need for repairs. The outlook for our service business continues to be strong, as our product offerings to include maintenance contracts in the growing solar array market gain traction and we ramp up our efforts to sell spare parts and used equipment in our Thin Film service business.
Operating income for Thin Films was $8.9 million for the three months ended June 30, 2012, a decline of $11.2 million from the same period of 2011. Operating income for Thin Films was $12.0 million for the six months ended June 30, 2012, a decline of $32.8 million from the same period of 2011. This decrease is primarily the result of the significant reduction in sales discussed above coupled with an increase in operating expenses that resulted from a change in our methodology for allocating corporate expenses to our business units. Corporate expenses, which include certain support functions such as legal, human resources, information technology, accounting and finance, are now allocated in full to the business units in 2012 based on sales contribution. This change was implemented in an effort to provide investors with a clearer understanding of the business unit's operating performance.
Solar Energy
Results for Solar Energy for the three months and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$50,815	$40,823	$96,212	$78,376
Operating income	2,740	321	3,233	2,833
Solar Energy sales were $50.8 million, or 43.9% of sales, for the three months ended June 30, 2012 as compared to $40.8 million, or 29.5% of sales, for the three months ended June 30, 2011. Solar Energy sales were $96.2 million, or 43.4% of sales, for the six months ended June 30, 2012 as compared to $78.4 million, or 28.4% of sales, for the six months ended June 30, 2011.
Sales for the second quarter of 2012 were up from the comparable quarter a year ago due to an increase in large utility-

scale projects in North America. We continue to gain traction in the utility space as we introduce new products to the market and provide our customers with high-efficiency inverters at the highest power ranges. We expect Solar Energy sales to increase in the third quarter of 2012 as a result of large utility project wins in North America and a developing pipeline of installation in Asia.
Operating income for Solar Energy was $2.7 million for the three months ended June 30, 2012 as compared to $0.3 million for the three months ended June 30, 2011. Operating income for Solar Energy was $3.2 million for the six months ended June 30, 2012 as compared to $2.8 million for the six months ended June 30, 2011. The increase in operating income for the three months ended June 30, 2012 as compared to the same period in 2011 is due to higher sales partially offset by an increase in operating expenses that resulted from the change in our methodology for allocating corporate expenses to our business units as discussed above. The decrease in operating income for the six month period of 2012 as compared to the same period of 2011 is due to the increase in operating expenses resulting from corporate expenses allocations which more than offset gains in gross margins from higher sales.
Backlog
Our overall backlog was $107.9 million at June 30, 2012 as compared to $76.9 million at December 31, 2011. The increase from the prior year-end is due primarily to increased orders in the utility scale markets of our Solar Energy business.
GROSS PROFIT
Our gross profit was $43.7 million, or 37.8% of sales, for the three months ended June 30, 2012, as compared to $55.4 million, or 40.0% of sales for the three months ended June 30, 2011. Our gross profit was $83.5 million, or 37.7% of sales, for the six months ended June 30, 2012, as compared to $117.4 million, or 42.6% of sales for the six months ended June 30, 2011. The year-over-year decrease in terms of absolute dollars was due to the overall decline in sales in our Thin Films business in all of the markets we serve.
The decrease in gross profit in terms of percent of sales was caused by an overall product mix shift to a much higher percentage of revenue from our Solar Energy product line, which has significantly lower gross margins than our Thin Film products.
OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Research and development	$14,502	12.5%	$17,137	12.4%	$29,617	13.4%	$32,999	12.0%
Selling, general, and administrative	16,706	14.4%	20,001	14.5%	36,765	16.6%	40,906	14.8%
Amortization of intangible assets	1,351	1.2%	921	0.6%	2,723	1.2%	1,842	0.7%
Restructuring charges (benefit)	(144)	(0.1)%	—	—%	2,431	1.1%	—	—%
Total operating expenses	$32,415	28.0%	$38,059	27.5%	$71,536	32.3%	$75,747	27.5%

As a result of declines in the markets we serve, we initiated a plan in September 2011 to re-align our manufacturing and research and development activities to be closer to our customers and reduce product costs. These initiatives include headcount reductions, facilities closures, and asset impairments. Once complete, the plan is expected to result in annual savings in excess of $30.0 million.
Research and Development
The markets we serve constantly present opportunities to develop products for new or emerging applications and require technological changes driving for higher performance, lower cost, and other attributes that we expect may advance our customers’ products. We believe that continued and timely development of new and differentiated products, as well as enhancements to existing products to support customer requirements, are critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue. All of our research and development costs have been expensed as incurred, except those incurred as a result of a business acquisition.
Research and development expenses for the three months ended June 30, 2012 were $14.5 million, or 12.5% of sales, as compared to $17.1 million, or 12.4% of sales, for the three months ended June 30, 2011. Research and development expenses for the six months ended June 30, 2012 were $29.6 million, or 13.4% of sales, as compared to $33 million, or 12.0% of sales, for the six months ended June 30, 2011. The decrease in research and development expenses of $2.6 million or 15.4%, in the three months ended June 30, 2012 and the decrease of $3.4 million or 10.2%, in the six months ended June 30, 2012 as compared to the same periods in 2011 was driven primarily by decreased personnel costs resulting from headcount reductions that occurred in late 2011 under our restructuring plan.
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
Selling general and administrative ("SG&A") expenses decreased $3.3 million in the three months ended June 30, 2012 as compared to the same period in 2011. SG&A expenses decreased $4.1 million in the six months ended June 30, 2012 as compared to the same period in 2011.The decreases for the three months ended June 30, 2012 as compared to the same period in 2011 are primarily due to headcount reductions as part of our restructuring plan coupled with reductions in purchased services including information technology and legal expenses.
Amortization Expense
Amortization expense was $1.4 million for the three months ended June 30, 2012, compared to $0.9 million for the same period ending June 30, 2011. Amortization expense was $2.7 million for the six months ended June 30, 2012, compared to $1.8 million for the same period ending June 30, 2011. The increase in amortization is due to in process research and development projects that were placed in service throughout 2011 and the first quarter of 2012. These projects were in process at the acquisition date of PV Powered and were recorded as non-amortizing intangible assets at the acquisition date. As the projects are completed they begin amortizing over their estimated useful lives.
Restructuring Charges
In September 2011, we announced several initiatives designed to realign our manufacturing and research and development activities in order to foster growth and enhance profitability. These initiatives are designed to align research and development activities with the location of our customers and reduce product costs. As part of this plan, we have reduced our global headcount by approximately 218 people or 13.0% of our total headcount, started the consolidation of our facilities by terminating a lease and exiting several additional leases, and recorded impairments for assets no longer in use due to the restructuring of our business. These activities resulted in $(0.1) million and $2.4 million of charges in the three months and six months ended June 30, 2012, respectively. Over the next 3 to 9 months, we will implement the remainder of the restructuring plan as we close facilities and relocate certain functions. We expect these initiatives to result in additional charges of approximately $4.0 million to $9.0 million.
Other Income, net
Other income, net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items.
Other income, net was $1.8 million for the three months ended June 30, 2012 as compared to $0.1 million in the same period of 2011. Other income, net was $2.2 million for the six months ended June 30, 2012 as compared to $0.8 million in the same period of 2011. The increase in 2012 as compared to 2011 for both the three and six month periods is due to gains on our sale of fixed assets of $1.9 million recognized in the three months ended June 30, 2012.
Provision for Income Taxes
We recorded an income tax provision from continuing operations for the three months ended June 30, 2012 of $4.3 million compared to $3.9 million for the three months ended June 30, 2011, resulting in effective tax rates of 32.8% and 22.4%, respectively. For the six months ended June 30, 2012, we recorded an income tax provision of $4.6 million compared to $10.2 million for the six months ended June 30, 2011, resulting in effective tax rates of 32.3% and 23.9%, respectively.
Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.
Discontinued Operations
On October 15, 2010, we completed the sale of our gas flow control business, which includes the Aera® mass flow control and related product lines to Hitachi, for $43.3 million. Assets and liabilities sold include, without limitation, inventory, real property in Hachioji, Japan, equipment, certain contracts, intellectual property rights related to the gas flow control business, and certain warranty liability obligations. The results of continuing operations were reduced by the revenue and costs associated with the gas flow control business which are included in the Income from discontinued operations, net of income taxes, in our Condensed Consolidated Statements of Operations.
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
At June 30, 2012, we had $149.0 million in cash, cash equivalents, and marketable securities. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.

CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing, activities is as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$64,803	$13,504
Net cash used in investing activities	(5,210)	(9,105)
Net cash provided by (used in) financing activities	(56,005)	1,228
Effect of currency translation on cash	(961)	(977)
Increase in cash and cash equivalents	2,627	4,650
Cash and cash equivalents, beginning of the period	117,639	130,914
Cash and cash equivalents, end of the period	$120,266	$135,564
2012 CASH FLOWS COMPARED TO 2011
Net cash provided by operating activities
Net cash provided by operating activities for the six months ended June 30, 2012 was $64.8 million, compared to $13.5 million for the same period ended June 30, 2011. The increase of $51.3 million in net cash flows from operating activities is primarily due to collection of accounts receivable during 2012 coupled with a smaller increase in inventory levels in 2012 as compared to the same period in 2011.

Net cash provided by investing activities
Net cash used in investing activities for the six months ended June 30, 2012 was $5.2 million. an decrease in cash used of $3.9 million from the prior year. The reduction in cash used for investing activities in 2012 is the result of lower capital expenditures as compared to the same period in 2011. Capital expenditures for the six months ended June 30, 2012 were down $4.4 million compared to the same period in 2011. Prior year expenditures included the expansion of production capacity for solar inverters and additions for test equipment related to research and development activities. We expect to fund future capital expenditures with cash generated from operations. The reduction in capital expenditures was partially offset by an increase in purchases of marketable securities based on cash availability and proceeds from the sale of manufacturing assets to Hitachi. Investments in marketable securities used $3.2 million in 2012 as compared to $0.5 million in 2011.
Net cash provided by (used in) financing activities
Net cash used in financing activities in the six months ended June 30, 2012 was $56.0 million, a $57.2 million change from the cash provided by financing activities of $1.2 million in the same period of 2011. In November 2011 we announced a $75.0 million share repurchase program, of which $57.1 million of cash was used to repurchase 4.7 million shares in the six months ended June 30, 2012. The repurchase program was completed during the second quarter of 2012. The exercise of stock options provided $1.6 million of cash in 2012 as compared to $1.9 million in 2011.
Effect of currency translation on cash
The effect of foreign currency translations on cash was unchanged in 2012 as compared to the same period in the prior year.
The functional currencies of our worldwide operations primarily include U.S. dollar ("USD"), Japanese Yen ("JPY"), Chinese Yuan ("CNY"), New Taiwan Dollar ("TWD"), South Korean Won ("KRW"), British Pound ("GBP") and Euro ("EUR"). Our purchasing and sales activities are primarily denominated in USD, JPY, CNY and EUR. The change in these key currency rates during the six months ended June 30, 2012 and 2011 are as follows:

		Six Months Ended June 30,
From	To	2012	2011
CNY	USD	(0.8)%	3.4%
EUR	USD	(2.7)%	1.0%
JPY	USD	(2.6)%	5.8%
KRW	USD	1.6%	(4.5)%
TWD	USD	1.9%	(4.3)%
GBP	USD	0.7%	0.4%
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
Interest Rate Risk
Our market risk exposure relates to changes in interest rates in our investment portfolio. We generally place our investments with high-credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk, and reinvestment risk. As of June 30, 2012, our investments consisted primarily of commercial paper, certificates of deposit, corporate bonds/notes, municipal bonds/notes, and agency bonds/notes, all with maturity of less than 2 years.
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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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
There have been no material developments in legal proceedings in which we are involved during the quarter ended June 30, 2012. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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
A significant portion of our business is in the emerging solar inverter market, which, in addition to the general industry changes described above in the risk factor “The industries in which we compete are subject to volatile and unpredictable cycles,” is also characterized by ongoing changes particular to the solar inverter industry. Our business is subject to changes in technology or demand for solar products arising from, among other things, adoption of our inverter products by our customers, compatibility of our solar inverter technology with our customers' products or certain solar panel providers, customers' and end-users' access to affordable financial capital, the cost and performance of solar technology compared to other energy sources, the adequacy of or changes in government energy policies, including the availability and amount of government incentives for solar power (such as feed-in tariffs and tax credits), the continuation of renewable portfolio standards, and the extent of investment or participation in solar by utilities or other companies that generate, transmit, or distribute power to end users. The current debt crisis in Europe and the resulting economic uncertainty and instability in the region could result in limited access to capital for our customers or changes to government incentives for renewable energy which could cause the delay or cancellation of current projects in the solar industry. Moreover, as European solar incentives continue to decline and the Euro devalues, European competitors will likely compete more aggressively in the United States against us. There is also increased market volatility as the size of utility scale solar projects is increasing to hundreds of megawatts of capacity. Such large-scale solar projects require significant financial resources on our part should we be selected as the supplier for solar inverters. We are continuing to see ever increasing requirements in the solar industry for delivery and performance guarantees related to solar inverters and associated liquidated damages provisions. This, combined with long product warranty periods, could result in financial exposure for our business if our solar inverters do not meet delivery, reliability or uptime requirements. Lastly, customers using our solar inverters are beginning to evaluate multi-year service agreements from us for onsite maintenance and support of our inverters and even the solar site. These agreements, however, are subject to annual renewal and may not be renewed by the customers.
If we do not successfully manage the risks resulting from these ongoing changes occurring in the solar industry, we may miss out on substantial opportunities for revenue and our business, financial condition, and results of operations could be materially and adversely affected.

We conduct manufacturing at only a few sites and our sites are not generally interchangeable.

Our power products for the semiconductor industry are manufactured in Shenzhen, PRC and Seoul, South Korea. Our thermal instrumentation products that are used in the semiconductor industry are manufactured in Vancouver, Washington. Each facility manufactures different products, and therefore, is not interchangeable. Labor disruptions, supply difficulties or natural or other uncontrollable occurrences at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers' requirements in a timely manner, or at all. Our losses from any such occurrence could significantly affect our operations and results of operations for a prolonged period of time.

Our PV Powered solar inverters are manufactured in Bend, Oregon and we have entered into a contract manufacturing relationship in Canada. Our Solaron inverter products are manufactured at our Fort Collins, Colorado facility and we have entered into contract manufacturing relationships in the PRC and Canada, as well. While manufacturing could be shifted to a different manufacturing location for the Solaron and PV Powered inverters if a labor disruption, supply difficulty or natural or other uncontrollable occurrence occurred, it may take significant time to transition to another site, and delivery times and costs would likely increase, preventing us from meeting our customers' requirements in a timely manner, or at all. To the extent that local content requirements exist, we may also be limited in such transitions.

Our restructuring and other cost-reduction efforts have included transitioning manufacturing operations to our facility in Shenzhen from other manufacturing facilities, such as Fort Collins and Bend, which renders us increasingly reliant upon our Shenzhen facility. A disruption in manufacturing at our Shenzhen facility, from whatever cause, could have a significantly adverse effect on our ability to fulfill customer orders, our ability to maintain customer relationships, our costs to manufacture our products and, as a result, our results of operations and financial condition.

We maintain significant amounts of cash in international locations.

Given the global nature of our business, we have both domestic and international concentrations of cash and investments. The value of our cash, cash equivalents, and marketable securities can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, we could incur a significant impairment of our cash, cash equivalents, and marketable securities, which could materially adversely affect our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
In November 2011, the Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a twelve month period. As of June 30, 2012, we have completed this repurchase program. Share repurchases are as follows (in thousands, except for average price per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2012 to April 30, 2012	430	$11.91	430	$30,052
May 1, 2012 to May 31, 2012	2,010	$13.39	2,010	$3,136
June 1, 2012 to June 30, 2012	240	$13.14	240	$—
Total	2,680	$13.13	2,680

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	August 7, 2012	/s/ Danny Herron
Danny C. Herron
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.