Form 10-Q
period 2012-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2012-11-06
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2012
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

As of October 31, 2012 there were 37,875,142 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$151,034	$117,639
Marketable securities	22,631	25,567
Accounts receivable, net of allowances of $5,985 and $6,796, respectively	101,412	132,485
Inventories, net of reserves of $15,957 and $13,614, respectively	87,611	80,283
Deferred income tax assets	9,027	9,014
Income taxes receivable	7,971	13,826
Other current assets	6,340	11,672
Total current assets	386,026	390,486
Property and equipment, net	38,779	42,338
OTHER ASSETS:
Deposits and other	9,326	8,959
Goodwill	46,515	46,515
Other intangible assets, net	39,299	43,438
Deferred income tax assets	1,708	1,642
Total assets	$521,653	$533,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,343	$44,828
Income taxes payable	5,872	3,310
Accrued payroll and employee benefits	11,229	9,184
Accrued warranty expense	7,758	8,433
Other accrued expenses	10,965	10,800
Customer deposits	7,404	14,689
Total current liabilities	93,571	91,244
LONG-TERM LIABILITIES:
Deferred income tax liabilities	6,471	6,475
Uncertain tax positions	16,404	16,404
Accrued warranty expense	7,117	6,286
Other long-term liabilities	19,614	5,630
Total liabilities	143,177	126,039
Commitments and contingencies (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 37,852 and 41,956
issued and outstanding, respectively	38	42
Additional paid-in capital	209,170	254,003
Retained earnings	140,499	124,767
Accumulated other comprehensive income	28,769	28,527
Total stockholders’ equity	378,476	407,339
Total liabilities and stockholders’ equity	$521,653	$533,378
*    Amounts as of September 30, 2012 are unaudited. Amounts as of December 31, 2011 are derived from the December 31, 2011 audited Consolidated Financial Statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
SALES	$117,515	$128,498	$338,960	$404,304
COST OF SALES	71,788	79,651	209,760	238,035
GROSS PROFIT	45,727	48,847	129,200	166,269
OPERATING EXPENSES:
Research and development	14,564	17,592	44,181	50,591
Selling, general, and administrative	16,806	16,473	53,571	57,379
Amortization of intangible assets	1,416	989	4,139	2,831
Restructuring charges	3,003	3,119	5,434	3,119
Total operating expenses	35,789	38,173	107,325	113,920
OPERATING INCOME	9,938	10,674	21,875	52,349
OTHER INCOME (EXPENSE), NET	65	(259)	2,251	496
Income from continuing operations before income taxes	10,003	10,415	24,126	52,845
Provision for income taxes	4,268	3,244	8,824	13,396
INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	5,735	7,171	15,302	39,449
Income (loss) from discontinued operations, net of income taxes	—	(579)	430	(365)
NET INCOME	$5,735	$6,592	$15,732	$39,084

Basic weighted-average common shares outstanding	37,807	43,535	39,148	43,515
Diluted weighted-average common shares outstanding	38,330	43,819	39,720	44,056

EARNINGS PER SHARE:
CONTINUING OPERATIONS:
BASIC EARNINGS PER SHARE	$0.15	$0.16	$0.39	$0.91
DILUTED EARNINGS PER SHARE	$0.15	$0.16	$0.39	$0.90
DISCONTINUED OPERATIONS
BASIC EARNINGS PER SHARE	$0.00	$(0.01)	$0.01	$(0.01)
DILUTED EARNINGS PER SHARE	$0.00	$(0.01)	$0.01	$(0.01)
NET INCOME:
BASIC EARNINGS PER SHARE	$0.15	$0.15	$0.40	$0.90
DILUTED EARNINGS PER SHARE	$0.15	$0.15	$0.40	$0.89

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$5,735	$6,592	$15,732	$39,084
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,095	(271)	226	1,497
Unrealized gains (losses) on marketable securities	2	(25)	16	(38)
Comprehensive income	$6,832	$6,296	$15,974	$40,543

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,732	$39,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,109	10,566
Stock-based compensation expense	10,072	9,362
Provision (benefit) for deferred income taxes	(54)	(346)
Restructuring charges	5,434	3,119
Net (gain) loss on sale or disposal of assets	(557)	118
Changes in operating assets and liabilities:
Accounts receivable	31,130	(11,684)
Inventories	(6,995)	(16,028)
Other current assets	4,086	(482)
Accounts payable	7,673	(4,793)
Other current liabilities and accrued expenses	4,344	(5,796)
Income taxes	8,276	3,540
Non-current assets	—	(8)
Net cash provided by operating activities	92,250	26,652
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(20,522)	(22,640)
Proceeds from sale of marketable securities	23,476	9,667
Proceeds from the sale of assets	2,200	—
Purchases of property and equipment	(6,676)	(14,629)
Net cash used in investing activities	(1,522)	(27,602)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(71)	(143)
Purchase and retirement of common stock	(57,117)	—
Proceeds from exercise of stock options	2,669	1,796
Excess tax from stock-based compensation deduction	(634)	(572)
Net cash provided by (used in) financing activities	(55,153)	1,081
EFFECT OF CURRENCY TRANSLATION ON CASH	(2,180)	1,208
INCREASE IN CASH AND CASH EQUIVALENTS	33,395	1,339
CASH AND CASH EQUIVALENTS, beginning of period	117,639	130,914
CASH AND CASH EQUIVALENTS, end of period	$151,034	$132,253
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14	$36
Cash paid for income taxes	3,343	17,867
Cash received for refunds of income taxes	7,345	7,522
Cash held in banks outside the United States of America	37,543	45,233
NONCASH TRANSACTIONS:
Equipment purchased with capital lease	$—	$26
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries (“we”, “us”, “our”, “Advanced Energy”, or the “Company”) design, manufacture, sell, and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film deposition for various products, such as semiconductor devices, flat panel displays, solar panels, and architectural glass. We also supply thermal and Infra-Red measurement instrumentation products for advanced temperature measurement and control in the thin-film processing as well as melt height measurement in crystal growth processes. Our solar inverter products support renewable power generation solutions for residential, commercial, and utility-scale solar projects and installations. Our network of global service support centers offer repair services, conversions, upgrades, and refurbishments to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for individual photovoltaic (“PV”) sites of all sizes.
We are organized into two strategic business units ("SBU") based on the products and services provided.
Thin Films Processing Power Conversion and Thermal Instrumentation (“Thin Films”) SBU offers our products for direct current (“DC”), pulsed DC mid frequency, and radio frequency (“RF”) power supplies, matching networks and RF instrumentation as well as thermal instrumentation products.
Solar Energy SBU offers both a transformer-based or transformerless advanced grid-tied PV inverter solution for commercial and utility-scale system installations and transformer-based solutions for residential installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2012, and the results of our operations and cash flows for the three months and nine months ended September 30, 2012 and 2011.
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
NEW ACCOUNTING STANDARDS

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In connection with the closing of this asset disposition, we entered into a Master Services Agreement and a Supplemental Transition Services Agreement pursuant to which we provided certain transition services until October 2011 and we became an authorized service provider for Hitachi in all countries other than Japan. In March 2012, we entered into an agreement to sell certain fixed assets to Hitachi and cease providing contract manufacturing services. As of May 31, 2012 we ceased providing contract manufacturing services to Hitachi and completed the sale of certain fixed assets related to that manufacturing. The sale of these assets resulted in a $1.9 million gain, which is recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations. As of June 30, 2012, all manufacturing activities and relationships with Hitachi related to the previously owned gas flow control business have ended. We do not anticipate any additional activity with Hitachi in respect of these assets that would materially impact our financial statements in the future.
In accordance with authoritative accounting guidance for reporting discontinued operations, for the periods reported in this Form 10-Q, the results of continuing operations were reduced by the revenue and costs associated with the gas flow control business, which are included in the Income from discontinued operations, net of income taxes, in our Condensed Consolidated Statements of Operations.
Operating results of discontinued operations are as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2012	2011
Sales	$10,726	$8,959	$21,280
Cost of sales	10,288	9,189	20,948
Gross profit (loss)	438	(230)	332
Operating expenses:
Research and development	1	—	6
Selling, general, and administrative	56	88	196
Total operating expenses	57	88	202
Operating income (loss) from discontinued operations	381	(318)	130
Other income (expense)	(885)	881	(117)
Income (loss) from discontinued operations before income taxes	(504)	563	13
Provision for income taxes	75	133	378
Income (loss) from discontinued operations, net of income taxes	$(579)	$430	$(365)

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Provision for income taxes:
Income from continuing operations before income taxes	$10,003	$10,415	$24,126	$52,845
Provision for income taxes	4,268	3,244	8,824	13,396
Effective tax rate	42.7%	31.1%	36.6%	25.3%
Our effective tax rate increased from the three months and nine months ended 2012 as compared to 2011 because 2012 projected earnings are being taxed in higher tax rate jurisdictions.
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
Our policy is to classify accrued penalties and interest related to unrecognized tax benefits in our income tax provision. For the three months and nine months ended September 30, 2012 and 2011, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

NOTE 4.	EARNINGS PER SHARE FOR CONTINUING OPERATIONS
Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude charges that would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (e.g., stock options and restricted stock units) had been converted to common shares, and if such assumed conversion is dilutive.
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations, net of income taxes	$5,735	$7,171	$15,302	$39,449

Basic weighted-average common shares outstanding	37,807	43,535	39,148	43,515
Assumed exercise of dilutive stock options and restricted stock units	523	284	572	541
Diluted weighted-average common shares outstanding	38,330	43,819	39,720	44,056
Income from continuing operations:
Basic earnings per share	$0.15	$0.16	$0.39	$0.91
Diluted earnings per share	$0.15	$0.16	$0.39	$0.90
The following stock options and restricted units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	4,042	5,048	5,118	4,270
Restricted stock units	—	423	—	4

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchases
In November 2011, our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a twelve-month period. Under this program, during the nine months ended September 30, 2012, we repurchased and retired 4.7 million shares of our common stock for a total of $57.1 million. We completed this repurchase program during the second quarter of 2012 and no purchases of our common stock were made for the three months ended September 30, 2012. Total shares repurchased were 6.4 million shares of our common stock for a total value of $75.0 million.
All share repurchases were executed in the open market and no shares were directly repurchased from related parties. Repurchased shares were retired and remain authorized but unissued.

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
The composition of our marketable securities is as follows (in thousands):

	September 30,		December 31,
	2012		2011
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$748	$748	$2,395	$2,395
Certificates of deposit	9,769	9,769	8,333	8,326
Corporate bonds/notes	10,927	10,926	7,534	7,523
Municipal bonds/notes	287	287	—	—
Agency bonds/notes	900	901	7,320	7,323
Total marketable securities	$22,631	$22,631	$25,582	$25,567
The maturities of our marketable securities available for sale as of September 30, 2012 are as follows:

	Earliest		Latest
Commercial paper	4/5/2013	to	4/5/2013
Certificates of deposit	10/14/2012	to	2/18/2014
Corporate bonds/notes	10/1/2012	to	1/15/2014
Municipal bonds/notes	9/1/2013	to	9/1/2013
Agency bonds/notes	7/1/2013	to	7/1/2013
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next twelve months.
As of September 30, 2012, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We manage these risks through the use of derivative financial instruments, primarily forward contracts. During the three months and nine months ended September 30, 2012 and 2011, we entered into foreign currency exchange forward contracts to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes.
The notional amount of foreign currency exchange contracts at September 30, 2012 and 2011 was $18.5 million and $22.0 million, respectively, and the fair value of these contracts was not significant at September 30, 2012 and 2011. During the three months ended September 30, 2012 and 2011 we recognized a loss of $0.9 million and a gain of $1.1 million, respectively, on our foreign currency exchange contracts. During the nine months ended September 30, 2012 and 2011, we recognized a loss of $0.3 million and a gain of $1.2 million, respectively. These gains and losses are included as a component

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of other income (expense), net, in our Condensed Consolidated Statements of Operations.

NOTE 7.	ASSETS MEASURED AT FAIR VALUE
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of September 30, 2012, and December 31, 2011. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of September 30, 2012, and December 31, 2011.

September 30, 2012	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$—	$748	$—	$748
Certificates of deposit	—	9,769	—	9,769
Corporate bonds/notes	—	10,926	—	10,926
Municipal bonds/notes	—	287	—	287
Agency bonds/notes	901	—	—	901
Total marketable securities	$901	$21,730	$—	$22,631

December 31, 2011	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$—	$2,395	$—	$2,395
Certificates of deposit	—	8,326	—	8,326
Corporate bonds/notes	—	7,523	—	7,523
Agency bonds/notes	7,323	—	—	7,323
Total marketable securities	$7,323	$18,244	$—	$25,567

In the third quarter of 2012, we reclassified our investments in corporate bonds and municipal bonds from Level 1 into Level 2 as we believe this more appropriately reflects the level of inputs available for valuing these financial instruments. There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three months or nine months ended September 30, 2012.

NOTE 8.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Parts and raw materials	$61,577	$57,962
Work in process	6,519	3,708
Finished goods	19,515	18,613
Inventories, net of reserves	$87,611	$80,283

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Buildings and land	$1,714	$1,647
Machinery and equipment	39,854	40,126
Computer and communication equipment	24,268	24,097
Furniture and fixtures	2,028	2,648
Vehicles	430	464
Leasehold improvements	27,270	29,680
Construction in process	2,314	6,352
	97,878	105,014
Less: Accumulated depreciation	(59,099)	(62,676)
Property and equipment, net	$38,779	$42,338

Depreciation expense recorded in continuing operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation expense	$3,075	$2,799	$8,970	$7,735

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the nine months ended September 30, 2012 (in thousands):

Gross carrying amount, December 31, 2011	$46,515
Adjustments	—
Balance as of September 30, 2012	$46,515

NOTE 11.	INTANGIBLE ASSETS
Included in our other intangible assets are assets acquired in a business combination that are used in research and development activities. These assets are considered to have indefinite lives until the completion or abandonment of the associated research and development efforts. As of December 31, 2011, one project remained as in-process research and development and is presented as non-amortizing intangibles in the table below. All in-process research and development projects were complete as of September 30, 2012 and are classified as amortizing intangibles.
Other intangible assets consisted of the following as of September 30, 2012 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$41,944	$(9,476)	$32,468	7
Trademarks and other	8,210	(1,379)	6,831	8
Total intangible assets	$50,154	$(10,855)	$39,299

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consisted of the following as of December 31, 2011 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$37,922	$(5,841)	$32,081	7
Trademarks and other	8,210	(875)	7,335	8
Total amortizable intangibles	46,132	(6,716)	39,416
Non-amortizing intangibles	4,022		4,022
Total intangible assets	$50,154	$(6,716)	$43,438
Amortization expense relating to other intangible assets included in our income from continuing operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense	$1,416	$989	$4,139	$2,831
Amortization expense related to intangibles for each of the five years 2012 through 2016 and thereafter is as follows (in thousands):

Year Ending December 31,
2012 (remaining)	$1,416
2013	8,069
2014	8,854
2015	8,407
2016	6,239
Thereafter	6,314
$39,299

NOTE 12.	RESTRUCTURING COSTS
In September 2011, we approved and committed to several initiatives to realign our manufacturing and research and development activities in order to foster growth and enhance profitability. These initiatives are designed to align research and development activities with the location of our customers and reduce production costs. Under this plan, we reduced our global headcount by 233 people or 13.9% of our total headcount, consolidated our facilities by terminating or exiting several leases, and recorded impairments for assets no longer in use due to the restructuring of our business.
Over the next 3 months, we expect to implement the remainder of the restructuring plan as we consolidate certain facilities and centralize other activities and expect to incur an additional $2.0 to $3.0 million of restructuring costs during this period. Estimated total expenses to be incurred under this plan are between $14.5 and $16.0 million including the amounts recognized in 2011 and those noted below. Of this total, approximately $6.5 to $7.0 million relates to severance costs, $2.5 million relates to asset impairments, and $5.5 to $6.5 million relates to costs to close facilities and relocate portions of our manufacturing.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of our restructuring costs incurred under this plan (in thousands):

	Three Months Ended	Nine Months Ended	Cumulative costs through
	September 30, 2012	September 30, 2012	September 30, 2012
Severance and related costs	$1,753	2,200	$5,821
Property and equipment impairments	137	649	2,388
Facility closure costs	1,113	2,585	4,573
Total restructuring charges	$3,003	$5,434	$12,782

The following table summarizes our restructuring liabilities under the plan (in thousands):

	Balances at December 31, 2011	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at September 30, 2012
Severance and related costs	$800	$2,200	$(1,041)	$(14)	$1,945
Property and equipment impairments	—	649	(649)	—	—
Facility closure costs	1,019	2,585	(1,913)	—	1,691
Total restructuring liabilities	$1,819	$5,434	$(3,603)	$(14)	$3,636

NOTE 13.	WARRANTIES
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
We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balances at beginning of period	$14,057	$14,296	$14,719	$12,949
Increases to accruals related to sales during the period	2,650	2,498	6,350	7,542
Warranty expenditures	(1,832)	(2,073)	(6,194)	(5,770)
Balances at end of period	$14,875	$14,721	$14,875	$14,721
We also offer our Solar Energy customers the option to purchase additional warranty coverage up to 20 years after the base warranty period expires. Deferred revenue related to such extended warranty contracts was $19.2 million as of September 30, 2012, of which $0.4 million is classified in Customer deposits and $18.8 million is classified in Other long-term liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2012. As of December 31, 2011, deferred revenue related to extended warranty contracts was $12.9 million, of which $8.0 million is classified in Customer deposits and $4.9 million is classified in Other long-term liabilities.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	STOCK-BASED COMPENSATION
We recognize stock-based compensation expense based on the fair value of the awards issued. Stock-based compensation for the three months and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense	$2,835	$3,228	$10,072	$9,362
Stock Options
Stock option awards, other than awards under our 2012-2014 Long Term Incentive Plan ("LTI Plan"), are generally granted with an exercise price equal to the market price of our common stock at the date of grant, a four-year vesting schedule, and a term of 10 years.
Under the LTI Plan, we made grants of performance based options and awards during the first quarter of 2012, which will vest annually over a three-year period based on the Company's achievement of return on net assets targets established by our Board of Directors at the time the grants were made. These awards are granted with an exercise price equal to the market price of our common stock at the date of grant and have a term of 10 years. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model utilizing an expected volatility of 61.5%, a risk-free rate of 1.2%, a dividend yield of zero, and an expected term of 5.9 years. The weighted-average grant date fair value of the options is $6.19 per share. The weighted average grant date fair value of the awards is $11.03 per share.
A summary of our stock option activity for the nine months ended September 30, 2012 is as follows (in thousands):

Shares
Options outstanding at December 31, 2011	5,821
Options granted	1,678
Options exercised	(349)
Options forfeited	(934)
Options expired	(221)
Options outstanding at September 30, 2012	5,995
Restricted Stock Units
Restricted Stock Units ("RSU") are generally granted with an exercise price equal to the market price of our common stock at the date of grant, a four-year vesting schedule, and a term of 10 years.
A summary of our non-vested RSU activity for the nine months ended September 30, 2012 is as follows (in thousands):

Shares
Balance at December 31, 2011	764
RSUs granted	19
RSUs vested	(219)
RSUs forfeited	(124)
Balance at September 30, 2012	440

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2011	$28,542	$(15)	$28,527
Current period other comprehensive income (loss)	226	16	242
Balances at September 30, 2012	$28,768	$1	$28,769

NOTE 16.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of September 30, 2012 is approximately $67.7 million. Our policy with respect to all purchase commitments, is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.

NOTE 17.	RELATED PARTY TRANSACTIONS
During the three months and nine months ended September 30, 2012 and 2011, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales - related parties	$102	$1,266	$579	$3,820
Rent expense - related parties	466	575	1,403	1,732
Sales - Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three months and nine months ended September 30, 2012 we had sales to two such customers as noted above and aggregate accounts receivable from two such customers totaled $82,000 at September 30, 2012. During the three months and nine months ended September 30, 2011 we had sales to two such customers as noted above and aggregate accounts receivable from two such customers totaled $48,000 at December 31, 2011.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	SIGNIFICANT CUSTOMER INFORMATION
During the three months ended September 30, 2012, we have two customers that account for 10% or more of our sales. During the three months ended September 30, 2011 and the nine months ended September 30, 2012 and 2011, we had one customer that accounted for 10% or more of our sales. Sales to these customers as a percent of total sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Applied Materials, Inc.	12.0%	11.0%	14.7%	13.0%
Swinterton Builders, Inc	11.1%	N/A	N/A	N/A
Swinterton Builders, Inc. accounted for 12.1% of our gross accounts receivable as of September 30, 2012. No other customers accounted for 10% or more of our gross accounts receivable as of September 30, 2012 or December 31, 2011.

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
Our Solar Energy SBU offers both a transformer-based and a transformerless advanced grid-tied PV inverter solution for commercial, and utility-scale system installations and transformer-based solutions for residential installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power. Our Solar Energy SBU focuses on residential, commercial, and utility-scale solar projects and installations, selling primarily to distributors, engineering, procurement, and construction contractors, developers, and utility companies. Our Solar Energy revenue has seasonal variations. Installations of inverters are normally lowest during the first quarter as a result of typically poor weather and installation scheduling by our customers.
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
Sales with respect to our operating segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Thin Films	$56,780	$76,764	$182,013	$274,194
Solar Energy	60,735	51,734	156,947	130,110
Total	$117,515	$128,498	$338,960	$404,304

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from continuing operations before income taxes by operating segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Thin Films	$6,065	$16,015	$18,113	$60,881
Solar Energy	7,410	1,259	10,643	4,092
Total segment operating income	13,475	17,274	28,756	64,973
Corporate expenses	(534)	(3,481)	(1,447)	(9,505)
Restructuring charges	(3,003)	(3,119)	(5,434)	(3,119)
Other income (expense)	65	(259)	2,251	496
Income from continuing operations before income taxes	$10,003	$10,415	$24,126	$52,845
Beginning in 2012, we are allocating "Corporate expenses" in full to our business units. These expenses, which include certain support functions such as legal, human resources, information technology, accounting and finance, are now allocated in full to the business units based on sales contribution. This change was implemented in an effort to provide our chief operating decision maker with a clearer understanding of the business unit's operating performance. The remaining Corporate expenses consist of intangible amortization from past acquisitions.
Segment assets consist of inventories, net and property and equipment, net. A summary of consolidated total assets by segment is as follows (in thousands):

	September 30, 2012	December 31, 2011
Thin Films	$46,290	$59,025
Solar Energy	75,911	62,605
Total segment assets	122,201	121,630
Unallocated corporate property and equipment	4,189	991
Unallocated Corporate assets	395,263	410,757
Consolidated total assets	$521,653	$533,378

Unallocated corporate assets include accounts receivable, deferred income taxes and intangible assets.

NOTE 20.	CREDIT FACILITY

Subsequent to the end of the third quarter, we, along with two of our wholly-owned subsidiaries, AE Solar Energy, Inc. and Sekidenko, Inc., entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as agent for and on behalf of certain lenders (each a “Lender”), which provides for a new secured revolving credit facility of up to $50.0 million (the “Credit Facility”). The Credit Facility provides us with the ability to borrow up to $50.0 million, although the amount of the Credit Facility may be increased by an additional $25.0 million up to a total of $75.0 million subject to receipt of lender commitments and other conditions. Borrowings under the Credit Facility are subject to a borrowing base based upon our domestic accounts receivable and inventory and are available for various corporate purposes, including general working capital, capital expenditures, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is October 12, 2017.

At our election, the loans comprising each borrowing will bear interest at a rate per annum equal to either: (a) a “base rate” plus between one-half (0.5%) and one (1.0%) full percentage point depending on the amount available for additional draws under the Credit Facility (“Base Rate Loan”); or (b) the LIBOR rate then in effect plus between one and one-half (1.5%) and two (2.0%) percentage points depending on the amount available for additional draws under the Credit Facility. The “base rate” for any Base Rate Loan will be the greatest of the federal funds rate plus one-half (0.5%) percentage point; the one-month LIBOR rate plus one (1.0%) percentage point; and Wells Fargo's “prime rate” then in effect.

The Credit Agreement requires us to pay certain fees to the Lenders and contains affirmative and negative covenants, which, among other things, require us to deliver to the Lenders specified quarterly and annual financial information, and limit us and our Guarantors (as defined below), subject to various exceptions and thresholds, from, among other things,: (i) creating liens on our assets; (ii) merging with other companies or engaging in other extraordinary corporate transactions; (iii) selling certain assets or properties; (iv) entering into transactions with affiliates; (v) making certain types of investments; (vi) changing the nature of our business; and (vii) paying certain distributions or certain other payments to affiliates. Additionally, during any period in which $12.5 million or less is available to us under the Credit Facility and for sixty (60) days thereafter, the Credit Agreement requires the maintenance of a defined consolidated fixed charge coverage ratio.

The Credit Agreement requires us to pay certain fees to the Lenders, including a $2,500 collateral management fee for each month that the Credit Facility is in place, and a fee based on the unused amount of the Credit Facility. In addition, if the Credit Agreement is terminated by us within one (1) year we will be obligated to pay an early termination fee equal to one percent (1%) of the maximum amount that may be drawn or borrowed under the Credit Facility.

Pursuant to a Guaranty and Security Agreement (the “GS Agreement”), Borrowings under the Credit Facility are guaranteed by our wholly-owned subsidiaries Aera Corporation and AEI US Subsidiary, Inc., (collectively the “ Guarantors”). Under the GS Agreement, we and the Guarantors granted the Lenders a security interest in certain, but not all, of our and the Guarantors' assets.

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
BUSINESS OVERVIEW
We design, manufacture, sell and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film and plasma enhanced chemical and physical processing for various products as well as grid-tied power conversion. We also supply thermal and Infra-red measurement instrumentation products used for temperature measurement and control in the thin-film processing as well as melt height measurement in crystal growth processes. Our network of global service support centers provides local repair and field service capability in key regions.

•
Our power conversion products refine, modify and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our power conversion products are primarily used by semiconductor, solar panel and similar thin-film manufacturers including flat panel display, data storage, architectural glass, and industrial coating manufacturers.

•
Our thermal instrumentation products provide temperature measurement solutions for applications in which time-temperature cycles affect material properties, productivity and yield. These products are used in rapid thermal processing, chemical vapor deposition, and other semiconductor and solar applications requiring non-contact temperature measurement.

•
Our grid-tied power conversion products offer advanced transformer-based or transformerless grid-tied PV solutions for commercial and utility-scale system installations and transformer-based solutions for residential installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power. These products are used for residential, commercial and utility-scale solar projects and installations, and are sold primarily to distributors; engineering, procurement, and construction contractors; developers; and utility companies. These product revenues have seasonal variations. Installations of inverters are normally lowest during the first quarter of the year due to less favorable weather conditions and installation scheduling by our customers.

•	Our network of global service support centers offer repair services, upgrades and refurbishments to businesses that use our products.
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

Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$117,515	$128,498	$338,960	$404,304
Gross profit	45,727	48,847	129,200	166,269
Operating expenses	35,789	38,173	107,325	113,920
Operating income	9,938	10,674	21,875	52,349
Other income (expenses), net	65	(259)	2,251	496
Income from continuing operations before income taxes	10,003	10,415	24,126	52,845
Provision for income taxes	4,268	3,244	8,824	13,396
Income from continuing operations, net of income taxes	$5,735	$7,171	$15,302	$39,449
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.9%	38.0%	38.1%	41.1%
Operating expenses	30.5%	29.7%	31.6%	28.2%
Operating income	8.4%	8.3%	6.5%	12.9%
Other income (expenses), net	0.1%	(0.2)%	0.7%	0.1%
Income from continuing operations before income taxes	8.5%	8.1%	7.2%	13.0%
Provision for income taxes	3.6%	2.5%	2.6%	3.3%
Income from continuing operations, net of income taxes	4.9%	5.6%	4.6%	9.7%
SALES
The following tables summarize annual sales, and percentages of sales, by segment for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012	% of Total Sales	2011	% of Total Sales	Increase/ (Decrease)	Percent Change
Thin Films:
Semiconductor capital equipment	$29,716	25.3%	$29,584	23.0%	$132	0.4%
Non-semiconductor capital equipment	13,510	11.5%	33,755	26.3%	(20,245)	(60.0)%
Global support	13,554	11.5%	13,425	10.4%	129	1.0%
Total Thin Films	56,780	48.3%	76,764	59.7%	(19,984)	(26.0)%
Solar Energy	60,735	51.7%	51,734	40.3%	9,001	17.4%
Total sales	$117,515	100.0%	$128,498	100.0%	$(10,983)	(8.5)%

	Nine Months Ended September 30,
	2012	% of Total Sales	2011	% of Total Sales	Increase/ (Decrease)	Percent Change
Thin Films:
Semiconductor capital equipment	$104,705	31.0%	$119,233	29.5%	$(14,528)	(12.2)%
Non-semiconductor capital equipment	38,870	11.5%	114,708	28.4%	(75,838)	(66.1)%
Global support	38,438	11.3%	40,253	10.0%	(1,815)	(4.5)%
Total Thin Films	182,013	53.8%	274,194	67.9%	(92,181)	(33.6)%
Solar Energy	156,947	46.3%	130,110	32.1%	26,837	20.6%
Total sales	$338,960	100.1%	$404,304	100.0%	$(65,344)	(16.2)%
Total Sales
Overall, our sales decreased $11.0 million, or 8.5%, to $117.5 million for the three months ended September 30, 2012 from $128.5 million for the three months ended September 30, 2011. Sales decreased $65.3 million, or 16.2%, to $339.0 million for the nine months ended September 30, 2012 from $404.3 million for the nine months ended September 30, 2011. The decrease in sales during these time periods is a result of decreases in capital spending by our customers in all thin-film markets in which we compete. Sales to the non-semiconductor markets were the primary driver of the decline in sales for the current three month period of 2012 as compared to the same period of 2011, particularly in the solar panel and flat panel display markets as noted below. The decrease in sales during the nine months ended September 30, 2012 as compared to the same period in 2011 was not only due to weakness in the non-semiconductor markets, but also due to continued softness in the semiconductor market. We began to experience weakness in semiconductor capital spending in the third quarter of 2011 and that weakness continued throughout the remainder of 2011 and all of 2012. Although our Solar Energy SBU saw increases of 17.4% and 20.6% for the three and nine month periods ended 2012 as compared to 2011, respectively, the increase did not offset the large decrease in Thin Films sales.
Thin Films
Results for our Thin Films SBU for the three months and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$56,780	$76,764	$182,013	$274,194
Operating Income	6,065	16,015	18,113	60,881

Thin Films sales decreased 26.0% to $56.8 million, or 48.3% of sales, for the three months ended September 30, 2012 versus $76.8 million, or 59.7% of sales, for the three months ended September 30, 2011. Thin Films sales decreased 33.6% to $182.0 million, or 53.8% of sales, for the nine months ended September 30, 2012 versus $274.2 million, or 67.9% of sales, for the nine months ended September 30, 2011. This decline reflects the impact of the lower levels of capital investment in thin film markets described above.
In the three months ended September 30, 2012, sales in the thin film semiconductor market decreased 0.4% to $29.7 million, or 25.3% of sales, from $29.6 million, or 23.0% of sales for the three months ended September 30, 2011. In the nine months ended September 30, 2012, sales in the thin film semiconductor market decreased 12.2% to $104.7 million, or 31.0% of sales, from $119.2 million or 29.5% of sales for the nine months ended September 30, 2011. End user capital expansion began to slow in the third quarter of 2011 and since that time utilization rates at semiconductor foundries have slowed and remain reduced compared to previous levels. Additionally, it appears that larger semiconductor end users have begun to develop equipment reuse strategies that will continue to hinder near term growth. Given the current market dynamics and the general perception that semiconductor investment will continue to be soft in the near term, we expect our semiconductor revenue to be lower in the fourth quarter of 2012 compared to the third quarter of 2012.
Sales in the thin film non-semiconductor capital equipment markets decreased 60.0% to $13.5 million, or 11.5% of sales, for the three months ended September 30, 2012 compared to $33.8 million, or 26.3% of sales, for the three months ended September 30, 2011. Sales in the thin film non-semiconductor capital equipment markets decreased 66.1% to $38.9 million, or

11.5% of sales, for the nine months ended September 30, 2012 compared to $114.7 million, or 28.4% of sales, for the nine months ended September 30, 2011. The markets that comprise the thin-film non-semiconductor capital equipment markets include solar panel, flat panel display, data storage, architectural glass and other industrial thin-film manufacturing equipment markets. Our customers in these markets are primarily global OEMs. The decrease in these markets for the three months and nine months ended September 30, 2012, as compared to the same period a year ago, was driven primarily by a worldwide oversupply of solar panels as well as overcapacity for production of flat panel displays due to the anticipation of technology changes.
Sales to customers in the thin film solar panel market decreased to $0.4 million, or 0.3% of total sales, for the three months ended September 30, 2012 as compared to $12.9 million, or 10.1% of total sales, for the three months ended September 30, 2011. Sales to customers in the thin film solar panel market decreased to $4.3 million, or 1.3% of total sales, for the nine months ended September 30, 2012 as compared to $49.0 million, or 12.1% of total sales, for the nine months ended September 30, 2011. This decrease is a result of a worldwide excess of solar panel manufacturing capacity and inventory, particularly in the People's Republic of China (the “PRC”). There is currently not enough marketplace demand to absorb the levels of worldwide inventory on hand. As a result, competitive consolidation has begun as a number of solar panels manufacturing companies, both domestic and international, have been acquired or have gone insolvent. We currently do not anticipate new investment in the foreseeable future as these market dynamics continue to play out and, as a result, we expect sales to the solar panel market to remain at historically low levels in the fourth quarter of 2012 and into the early part of 2013.
We experienced a 77.9% decline in flat panel market sales this quarter as compared to the same quarter in 2011, as a drop in demand for flat panel televisions has resulted in production overcapacity. This development, coupled with delays in upcoming active-matrix light-emitting diode ("AMOLED") technology transitions, has resulted in an investment pause in the flat panel display market. While we are optimistic that these new technology investments will occur in the near future, we expect sales to the flat panel display market to be flat to lower in the fourth quarter of 2012.
Our global support revenue increased to $13.6 million, or 11.5% of total sales, for the three months ended September 30, 2012, compared to $13.4 million, representing 10.4% of sales, for the three months ended September 30, 2011. Our global support revenue decreased to $38.4 million, or 11.3% of total sales, for the nine months ended September 30, 2012, compared to $40.3 million, representing 10.0% of sales, for the nine months ended September 30, 2011. Although service activity levels were relatively stable in most of our geographic regions, reduced factory utilization in both the thin film solar panel and flat panel display markets negatively impacted our customers' maintenance budgets and the need for repairs. We have also ceased providing service for the gas flow control business we sold in 2010. As a result of the factors above, we expect revenue for our service business to decrease in the fourth quarter of 2012.
Operating income for Thin Films was $6.1 million for the three months ended September 30, 2012, a decline of $10.0 million from the same period of 2011. Operating income for Thin Films was $18.1 million for the nine months ended September 30, 2012, a decline of $42.8 million from the same period of 2011. This decrease is primarily the result of the significant reduction in sales discussed above coupled with an increase in operating expenses that resulted from a change in our methodology for allocating corporate expenses to our business units. Corporate expenses, which include certain support functions such as legal, human resources, information technology, accounting and finance, are now allocated in full to the business units in 2012 based on sales contribution. This change was implemented in an effort to provide our chief operating decision maker with a clearer understanding of the business unit's operating performance.
Solar Energy
Results for our Solar Energy SBU for the three months and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$60,735	$51,734	$156,947	$130,110
Operating income	7,410	1,259	10,643	4,092
Solar Energy sales were $60.7 million, or 51.7% of sales, for the three months ended September 30, 2012 as compared to $51.7 million, or 40.3% of sales, for the three months ended September 30, 2011. Solar Energy sales were $156.9 million, or 46.3% of sales, for the nine months ended September 30, 2012 as compared to $130.1 million, or 32.1% of sales, for the nine months ended September 30, 2011.

Sales for the third quarter of 2012 were up from the comparable quarter a year ago due to an increase in large utility-scale projects in North America, particularly in Canada. We continue to gain traction and win large projects in the utility space as we introduce new products to the market and provide our customers with high-efficiency inverters at the highest power ranges. We expect Solar Energy sales to be flat to slightly up in the fourth quarter of 2012.
Operating income for Solar Energy was $7.4 million for the three months ended September 30, 2012 as compared to $1.3 million for the three months ended September 30, 2011. Operating income for Solar Energy was $10.6 million for the nine months ended September 30, 2012 as compared to $4.1 million for the nine months ended September 30, 2011. The increase in operating income for the three months and nine months ended September 30, 2012 as compared to the same periods in 2011 is due to increased sales as discussed above coupled with a change in product mix to higher margin inverters for the utility markets. These increases were partially offset by an increase in operating expenses that resulted from the change in our methodology for allocating corporate expenses to our business units as discussed above.
Backlog
Our overall backlog was $80.9 million at September 30, 2012 as compared to $76.9 million at December 31, 2011. The increase from the prior year-end is due primarily to increased orders in the utility scale markets of our Solar Energy SBU.
GROSS PROFIT
Our gross profit was $45.7 million, or 38.9% of sales, for the three months ended September 30, 2012, as compared to $48.8 million, or 38.0% of sales for the three months ended September 30, 2011. Our gross profit was $129.2 million, or 38.1% of sales, for the nine months ended September 30, 2012, as compared to $166.3 million, or 41.1% of sales for the nine months ended September 30, 2011. The year-over-year decrease in terms of absolute dollars was due to the overall decline in sales in our Thin Films business in all of the markets we serve.
The increase in gross profit as a percent of sales for the third quarter of 2012 as compared to 2011 was due to a larger percentage of solar inverter sales into the utility market than in previous periods, as discussed above. Utility scale installations typically yield higher gross margins than sales to our commercial markets. The decrease in gross profit as a percentage of sales for the nine months ended September 30, 2012 as compared to the same period a year ago was due to an overall product mix shift from Thin Films products to a higher percentage of revenue from our Solar Energy product line, which has lower gross margins on an overall basis.
OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Research and development	$14,564	12.4%	$17,592	13.7%	$44,181	13.0%	$50,591	12.5%
Selling, general, and administrative	16,806	14.3%	16,473	12.8%	53,571	15.8%	57,379	14.2%
Amortization of intangible assets	1,416	1.2%	989	0.8%	4,139	1.2%	2,831	0.7%
Restructuring charges	3,003	2.6%	3,119	2.4%	5,434	1.6%	3,119	0.8%
Total operating expenses	$35,789	30.5%	$38,173	29.7%	$107,325	31.6%	$113,920	28.2%

As a result of declines in certain markets that we serve, we initiated a plan in September 2011 to re-align our manufacturing and research and development activities to be closer to our customers and reduce production costs. These initiatives include headcount reductions, facilities closures, and asset impairments. Completion of the plan is expected during the fourth quarter of 2012 and is expected to result in annual savings in excess of $30.0 million.
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
Research and development expenses for the three months ended September 30, 2012 were $14.6 million, or 12.4% of sales, as compared to $17.6 million, or 13.7% of sales, for the three months ended September 30, 2011. Research and development expenses for the nine months ended September 30, 2012 were $44.2 million, or 13.0% of sales, as compared to $50.6 million, or 12.5% of sales, for the nine months ended September 30, 2011. The decrease in research and development expenses in the three months and nine months ended September 30, 2012 as compared to the same periods in 2011 was primarily driven by lower personnel costs as a result of headcount reductions under our restructuring plan.
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
Selling, general and administrative ("SG&A") expenses increased $0.3 million in the three months ended September 30, 2012 as compared to the same period in 2011. SG&A expenses decreased $3.8 million in the nine months ended September 30, 2012 as compared to the same period in 2011.The increase for the three months ended September 30, 2012 as compared to the same period in 2011 is due to incentive compensation accruals in the current period based on company performance as compared to plan targets. This was offset by reductions in commissions resulting from lower sales in the current year, travel and purchased services. The decrease for the nine months of 2012 as compared to the nine months of 2011 is primarily the result of reductions in commissions due to lower sales and purchased services, including information technology and legal expenses.
Amortization Expense
Amortization of intangible assets expense was $1.4 million for the three months ended September 30, 2012, compared to $1.0 million for the same period ending September 30, 2011. Amortization expense was $4.1 million for the nine months ended September 30, 2012, compared to $2.8 million for the same period ending September 30, 2011. The increase in amortization is due to in process research and development projects that were placed in service throughout 2011 and the first quarter of 2012. These projects were in process at the acquisition date of PV Powered and were recorded as non-amortizing intangible assets at the acquisition date. As the projects were completed they began amortizing over their estimated useful lives.
Restructuring Charges
In September 2011, we announced several initiatives designed to realign our manufacturing and research and development activities in order to foster growth and enhance profitability. These initiatives are designed to align research and development activities with the location of our customers and reduce production costs. As part of this plan, we reduced our global headcount by 233 people or 13.9% of our total headcount, consolidated our facilities by terminating a lease and exiting several additional leases, and recorded impairments for assets no longer in use due to the restructuring of our business. These activities resulted in $3.0 million and $5.4 million of charges in the three months and nine months ended September 30, 2012, respectively. Over the next 3 months, we expect to implement the remainder of the restructuring plan as we consolidate certain facilities and centralize other activities. We expect these initiatives to result in additional charges of approximately $2.0 million to $3.0 million.
Other Income, net
Other income, net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items.
Other income, net was $0.1 million for the three months ended September 30, 2012 as compared to a $0.3 million loss in the same period of 2011. Other income, net was $2.3 million for the nine months ended September 30, 2012 as compared to $0.5 million in the same period of 2011. The increase in 2012 as compared to 2011 for the nine month period is due to gains on our sale of fixed assets of $1.9 million recognized in the nine months ended September 30, 2012.

Provision for Income Taxes

We recorded an income tax provision from continuing operations for the three months ended September 30, 2012 of $4.3 million compared to $3.2 million for the three months ended September 30, 2011, resulting in effective tax rates of 42.7% and 31.1%, respectively. For the nine months ended September 30, 2012, we recorded an income tax provision of $8.8 million compared to $13.4 million for the nine months ended September 30, 2011, resulting in effective tax rates of 36.6% and 25.3%, respectively. Our effective tax rate for 2012 has increased from 2011 because 2012 projected earnings are being taxed in higher tax rate jurisdictions.
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
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations. However, we continuously monitor operating price increases, particularly in connection with the supply of component parts used in our manufacturing process. To the extent permitted by competition, we pass increased costs on to our customers by increasing sales prices over time. From time to time, we may also receive pressure from customers to decrease sales prices due to reductions in the cost structure of our products from cost improvement initiatives and decreases in component part prices. Sales price increases and decreases, however, were not significant in any of the periods presented herein.
Liquidity and Capital Resources
LIQUIDITY
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, and cash generated from current operations as well as our credit facility noted below.
At September 30, 2012, we had $173.7 million in cash, cash equivalents, and marketable securities. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.
On October 12, 2012, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association which provides for a secured revolving credit facility ("Credit Facility") of up to $50.0 million. Borrowings under the Credit Facility are subject to a borrowing base based upon our accounts receivable and inventory and are available for various corporate purposes. The Credit Facility provides us further flexibility for execution of our strategic plans. For more information on the Credit Agreement see "Note 20. Credit Facility" as set forth in Part I Item 1 of this Form 10-Q.
On October 30, 2012, we announced a $25.0 million share repurchase program authorized by our Board of Directors. The repurchase program will occur over the next twelve months, requires no minimum number of shares to be repurchased, and may be discontinued at any time.

CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing, activities is as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$92,250	$26,652
Net cash used in investing activities	(1,522)	(27,602)
Net cash provided by (used in) financing activities	(55,153)	1,081
Effect of currency translation on cash	(2,180)	1,208
Increase in cash and cash equivalents	33,395	1,339
Cash and cash equivalents, beginning of the period	117,639	130,914
Cash and cash equivalents, end of the period	$151,034	$132,253
2012 CASH FLOWS COMPARED TO 2011
Net cash provided by operating activities
Net cash provided by operating activities for the nine months ended September 30, 2012 was $92.3 million, compared to $26.7 million for the same period ended September 30, 2011. The increase of $65.6 million in net cash flows from operating activities is primarily due to improved collections of accounts receivable coupled with a smaller increase in inventory in 2012 as compared to the same period in 2011.
Net cash provided by investing activities
Net cash used in investing activities for the nine months ended September 30, 2012 was $1.5 million, a decrease of $26.1 million from the same period ended September 30, 2011. The reduction in cash used for investing activities in 2012 is the result of lower capital expenditures as compared to the same period in 2011 and additional proceeds from the sale of marketable securities. Capital expenditures for the nine months ended September 30, 2012 were down $8.0 million compared to the same period in 2011. Prior year expenditures included the expansion of production capacity for solar inverters and additions for test equipment related to research and development activities. We expect to fund future capital expenditures with cash generated from operations. Net proceeds and purchases of marketable securities provided $3.0 million of cash in 2012 as compared to using $13.0 million of cash in 2011. Movement of cash between marketable securities and cash and cash equivalents is related to our cash needs at a point in time and may fluctuate from one period to the next.
Net cash provided by (used in) financing activities
Net cash used in financing activities in the nine months ended September 30, 2012 was $55.2 million, a $56.2 million change from the cash provided by financing activities of $1.1 million in the same period of 2011. In November 2011 we announced a $75.0 million share repurchase program, which was completed during the second quarter of 2012. During the nine months ended September 30, 2012, 4.7 million shares were repurchased for $57.1 million of cash. The exercise of stock options provided $2.7 million of cash in 2012 as compared to $1.8 million in 2011.
Effect of currency translation on cash
During the nine months ended September 30, 2012, currency translation had a negative $2.2 million impact on cash compared to a positive impact of $1.2 million in the same period of 2011. The functional currencies of our worldwide operations primarily include U.S. dollar ("USD"), Japanese Yen ("JPY"), Chinese Yuan ("CNY"), New Taiwan Dollar ("TWD"), South Korean Won ("KRW"), British Pound ("GBP") and Euro ("EUR"). Our purchasing and sales activities are primarily denominated in USD, JPY, CNY and EUR. The change in these key currency rates during the nine months ended September 30, 2012 and 2011 are as follows:

		Nine Months Ended September 30,
From	To	2012	2011
CNY	USD	0.3%	3.4%
EUR	USD	(0.6)%	1.0%
JPY	USD	(0.7)%	5.8%
KRW	USD	4.4%	(4.5)%
TWD	USD	3.6%	(4.3)%
GBP	USD	4.3%	0.4%
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
Interest Rate Risk
Our market risk exposure relates to changes in interest rates in our investment portfolio. We generally place our investments with high-credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk, and reinvestment risk. As of September 30, 2012, our investments consisted primarily of commercial paper, certificates of deposit, corporate bonds/notes, municipal bonds/notes, and agency bonds/notes, all with maturity of less than 2 years.
As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by approximately $0.2 million.
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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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
There have been no material developments in legal proceedings in which we are involved during the quarter ended September 30, 2012. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our power products for the semiconductor industry are manufactured in Shenzhen, PRC and Seoul, South Korea. Our thermal instrumentation products that are used in the semiconductor industry are manufactured in Vancouver, Washington. Each facility manufactures different products, and therefore, are not interchangeable. Labor disruptions, supply difficulties or natural or other uncontrollable occurrences at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers' requirements in a timely manner, or at all. Our losses from any such occurrence could significantly affect our operations and results of operations for a prolonged period of time.

Our PV Powered solar inverters are manufactured in Bend, Oregon. Our Solaron inverter products are manufactured at our Fort Collins, Colorado facility and we have entered into contract manufacturing relationships in the PRC and Canada, as well. While manufacturing could be shifted to a different manufacturing location for the Solaron and PV Powered inverters if a labor disruption, supply difficulty or natural or other uncontrollable occurrence occurred, it may take significant time to transition to another site, and delivery times and costs would likely increase, preventing us from meeting our customers' requirements in a timely manner, or at all. To the extent that local content requirements exist, we may also be limited in such transitions.

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

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	November 6, 2012	/s/ Danny Herron
Danny C. Herron
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.