Form 10-K
period 2012-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2013-03-06
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2012
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
Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $469,974,909 as of June 30, 2012, based upon the price at which such common stock was last sold on such date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded because such persons are deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.
39,099,255
(Number of shares of Common Stock outstanding as of February 28, 2013)
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, scheduled to be held on May 1, 2013. Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be a part of this Annual Report on Form 10-K.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-K

PART I
Unless the context otherwise requires, as used in this Form 10-K, references to “Advanced Energy”, “the Company”, “we”, “us” or “our” refer to Advanced Energy Industries, Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS
Overview
We design, manufacture, sell, and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film deposition for various products, such as semiconductor devices, flat panel displays, thin film renewables, and architectural glass. We also supply thermal instrumentation products for advanced temperature control in the thin-film process for these same markets. Our solar inverter products support renewable power generation solutions for primarily commercial, and utility-scale solar projects and installations. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for individual photovoltaic ("PV") sites of all sizes.
On May 3, 2010, we acquired PV Powered, Inc. ("PV Powered"), a privately-held corporation based in Bend, Oregon. PV Powered is a leading manufacturer of grid-tied PV inverters in the residential, commercial, and utility-scale markets. As a result, the offerings of Advanced Energy now provide our customers with multiple solutions in a wider power range and increase the number solar array opportunities where our products can be utilized.
On October 15, 2010, we sold our gas flow control business, which includes the Aera® mass flow control and related product lines, to Hitachi Metals Ltd. Accordingly, the results of operations from our gas flow control business have been excluded from our discussions relating to continuing operations.
On November 8, 2012, we acquired Solvix SA ("Solvix"), a privately held company based in Villaz-Saint-Pierre, Switzerland. A manufacturer of power supplies for the surface treatment and thin films industry, Solvix brings plasma-based sputtering and cathodic arc deposition applications to Advanced Energy's existing product portfolio. With its arc detection and suppression technology, Solvix's product line will enhance Advanced Energy's offerings in low power and pulsed DC products, allowing it to expand into new applications and serve a broader worldwide customer base. With the addition of Solvix's engineering site in Villaz-Saint-Pierre, Advanced Energy will also establish a European engineering and development center for its thin-film industrial products business, in keeping with its strategy to move closer to its customers. Note 2 to our Consolidated Financial Statements, Business Acquisition and Disposition, describes the acquisitions of PV Powered and Solvix and the disposition of our gas flow control business.
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
In January 2011, management announced the creation of two focused business units within the Company. The two business units are Thin Films Deposition Power Conversion and Thermal Instrumentation ("Thin Films") and Solar Energy. The creation of these two units enables greater focus on each business’ unique needs and requirements, allowing each to expand and accelerate our growth by better serving each of these very different industries. Note 21 to our Consolidated Financial Statements, Segment Information, describes our business units and their related financial information including sales, segment operating income, and total segment assets. Also included in Note 21 is information related to the location of our long-lived assets.
The Thin Films business unit principally serves original equipment manufacturers ("OEM") and end customers in the semiconductor, flat panel display, solar panel, and other industrial capital equipment markets. The Solar Energy business unit focuses mainly on commercial and utility-scale solar projects and installations selling primarily to distributors, Engineering, Procurement, and Construction contractors ("EPC"s), developers, and utility companies.

Our products are used in diverse markets, applications, and processes including the manufacture of capital equipment for semiconductor devices, thin-film applications for thin film renewables and architectural glass, and for other thin-film applications including flat panel displays, data storage, and industrial coatings, as well as the commercial and utility-scale solar inverter markets. These markets can be cyclical in nature. Therefore, demand for our products and our financial results can change as demand for manufacturing equipment, solar inverters, and services change in response to consumer demand. Other factors, such as global economic and market conditions and technological advances in fabrication processes and renewable applications can also have an impact on our financial results, both positively and negatively.
THIN FILMS
Our thin-film deposition power conversion systems include direct current ("DC"), pulsed DC mid frequency, and radio frequency ("RF") power supplies, matching networks, Remote Plasma Sources ("RPS") for reactive gas applications and RF instrumentation. These power conversion systems refine, modify, and control the raw electrical power from a utility and convert it into power that may be customized and is predictable and repeatable. Our power conversion systems are primarily used by semiconductor, solar panel, and similar thin-film manufacturers including flat panel display, data storage, industrial hard coating and ophthalmic optical coating equipment makers, and architectural glass manufacturers.
Our thermal instrumentation products are used in the semiconductor industry, as well as the solar panel and light emitting diode ("LED") industries, in order to provide temperature measurement solutions for applications in which time-temperature cycles affect material properties, productivity, and yield. These products are used in rapid thermal processing, chemical vapor deposition, crystal growing, and other semiconductor and solar applications requiring non-contact temperature measurement. In 2012, our thermal instrumentation group expanded its applications space through the development of non-contact measurement of the height of the melt in crystal growing crucibles.
Our global support services group offers in-warranty and out-of-warranty repair services in the regions in which we operate, providing us with preventive maintenance opportunities. Our customers continue to pursue low cost of ownership of their capital equipment and are increasingly sensitive to the significant costs of system downtime. They expect that suppliers offer comprehensive local repair service and customer support. To meet these market requirements, we maintain a worldwide support organization comprising of both direct and indirect activities through partnership with local distributors in the United States ("U.S."), the People’s Republic of China ("PRC"), Japan, South Korea, Taiwan, Germany, and Great Britain.
SOLAR ENERGY
Our solar power inverters offer both a transformer-based and a transformerless advanced grid-tied PV solution for commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power. We also offer integrated monitoring and performance measurement to minimize the cost of energy and enhance the value and reliability of PV installations.
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
Thin Films
SEMICONDUCTOR CAPITAL EQUIPMENT
Customers in the semiconductor capital equipment market incorporate our products into equipment that make integrated circuits. Our power conversion systems provide the energy to enable thin-film processes, such as deposition and etch. Our thermal instrumentation products measure the temperature of the process chamber. Our Remote Plasma Sources deliver ionized gases for reactive chemical processes used in cleaning, surface treatment, and gas abatement. Precise control over the energy delivered to plasma-based processes enables the production of integrated circuits with reduced feature sizes and increased speed and performance.

SOLAR PANEL CAPITAL EQUIPMENT
We sell our products to OEMs and manufacturers of solar cells who use our products to produce thin-films using silicon substrates, as well as glass or metal substrates. The majority of solar cell manufacturing currently uses a silicon wafer as the substrate and employs chemical vapor deposition ("CVD") thin-film processing. The solar cell industry has developed processes for manufacturing solar cells on non-silicon substrates, such as glass and metal by using thin film processes that employ CVD tools. Our RF and DC power supply products are designed for use in these CVD and physical vapor deposition ("PVD") tools. Our products are used in leading thin-film solar cell technologies, including amorphous and microcrystalline silicon, copper, indium, gallium, selenide, and cadmium telluride.
FLAT PANEL DISPLAY CAPITAL EQUIPMENT
Manufacturers of flat panel displays use thin film deposition processes similar to those employed in manufacturing semiconductor integrated circuits. Flat panel display technology produces bright, sharp, large, color-rich images on flat screens for products ranging from hand-held devices to laptop and desktop computer monitors and flat TVs. This technology is used in manufacturing liquid crystal display, LED backlit, and 3-dimensional ("3D") television screens. The transition to larger panel sizes and higher display resolution is driving the need for tighter process controls to reduce manufacturing costs and defects. Increased focus on user experience and interface drives the use for new materials and device architecture such as organic light-emitting diode ("OLED") and active-matrix light-emitting diode ("AMOLED") and new technologies for touch screen.
DATA STORAGE CAPITAL EQUIPMENT
Data storage equipment manufacturers use our products in their capital equipment which allows them to produce a variety of products, including optical disks, such as CDs, DVDs and Blu-ray, and magnetic storage, such as computer hard discs, including both magnetic media and thin-film heads. These products use a PVD process to produce optical and magnetic thin film layers, as well as a protective-wear layer. In this market, the trend towards higher recording densities requires thinner and more precise films. The use of equipment incorporating optical and magnetic media to store digital data expands with the growth of the laptop, desktop and network server computer markets, and consumer electronics including audio, video, gaming, cell phone, and entertainment markets.
ARCHITECTURAL GLASS CAPITAL EQUIPMENT
Low Emissivity or Low-E architectural glass manufacturers use our power supplies in their production equipment. This glass is used in commercial and residential buildings to reduce energy absorption and loss through the use of thin films coated directly on the glass which reduces the energy absorbed in the building. The thin-film deposition process employs PVD tools which use our DC and mid-frequency power products. This market is driven by end market demand for glass related to the residential and commercial construction industry.
INDUSTRIAL PRODUCTS CAPITAL EQUIPMENT
The thin film deposition processes are also used in the manufacturing process of products for a variety of industrial and consumer markets. Our solutions allow thin films to be applied to products in plasma-based processes to strengthen and harden surfaces on such diverse products as tools, automotive parts, and various other end products. The advanced thin-film production processes allow precise control of various optical and physical properties, including color, transparency, and electrical and thermal conductivity. The improved adhesion and specular surfaces resulting from plasma-based processing make it the preferred method of applying thin films. The need for improved films properties for both hard coating and optical coating requires a precision power conversion technology which we recently achieved through the acquisition of Solvix products and technology.
Solar Energy
We sell primarily commercial and utility-grade solar inverters to distributors, contractors, developers, and utility companies who integrate our inverter products into solar array installations. Our solar inverters convert DC power, which is produced by the solar panels in the array, into alternating current ("AC") power for consumption on-site or to be sold back through the public utility grid. Our commercial and utility-grade inverters have power outputs from 35 kilowatts ("kW") to two megawatts and can be used in small-scale and utility-scale solar array installations.

Customers
Our products are sold worldwide to approximately 464 OEMs and integrators and directly to more than 1,480 end users. Our ten largest customers accounted for approximately 47.7% of our sales in 2012, 44.6% of our sales in 2011, and 48.8% of our sales in 2010. We expect that the sale of products to our largest customers will continue to account for a significant percentage of our sales for the foreseeable future.
Applied Materials Inc., our largest customer, accounted for 14.1% of our sales in 2012, 13.1% of our sales in 2011, and 18.8% of our sales in 2010. Additionally, in June 2012, Lam Research merged with Novellus Systems, Inc. Had the two businesses been a combined entity for the full year, they would have accounted for 10.7% of our sales in 2012. No other customer accounted for greater than 10% of our sales in 2012, 2011, or 2010. The loss of Applied Materials, Inc. or Lam Research as a customer could have a material adverse effect on our results of operations.
Backlog
Our backlog was approximately $92.7 million at December 31, 2012, a 20.5% increase from $76.9 million at December 31, 2011. This increase was the result of increased inverter orders driven by the expansion of our operations in Canada, as well as large utility-scale project wins. Backlog orders are firm orders scheduled to be filled and shipped in the next 12 months and include our just-in-time supply agreements with major OEM’s.
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
Marketing, Sales and Distribution

We sell our products through direct and indirect sales channels in North America, Europe, and Asia. Our sales operations are located in the United States, Canada, the PRC, Great Britain, Germany, Japan, South Korea, and Taiwan. In addition to a direct sales force, we have independent sales representatives and distributors that support our selling efforts. We maintain customer service offices at many of the locations listed above, as well as other sites near our customers' locations. We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers.
The following table presents our net sales by geographic region for the years ended December 31, 2012, 2011, and 2010. Sales are attributed to individual countries based on customer location.

	Years ended December 31,
Sales to external customers:	2012	2011	2010
	(In thousands)
United States	$322,847	$338,343	$270,606
Canada	30,113	3,622	—
North America	352,960	341,965	270,606

People's Republic of China	19,987	38,654	48,024
Other Asian countries	54,825	79,424	88,872
Asia	74,812	118,078	136,896

Germany	18,374	47,228	47,339
Other European Countries	5,785	9,528	4,573
Europe	24,159	56,756	51,912
Total sales	$451,931	$516,799	$459,414
Total sales to all foreign countries totaled $129.1 million, $178.5 million, and $188.8 million in the years ended December 31, 2012, 2011, and 2010, respectively.
See “Risk Factors” in Item 1A for a discussion of certain risks related to our foreign operations.

Manufacturing
The manufacturing of our Thin Films related power products is performed in Shenzhen, PRC and Seoul, South Korea. With the acquisition of Solvix, we entered into a contract manufacturing agreement with the previous owner whose manufacturing facility is in Switzerland. We plan to transition the manufacturing of these products to our Shenzhen facility in 2013. Manufacturing in these three locations, primarily the PRC, exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in PRC laws and regulations, government actions, and unsettled political conditions. The thermal instrumentation product line is manufactured in Vancouver, Washington. Our solar inverters are produced in Fort Collins, Colorado; Bend, Oregon; Ontario, Canada; and Shenzhen, PRC. Shenzhen has become a platform for building commonality of parts in the inverters and then shipping to the US and Canada for final assembly and test and to support local content requirements.
On October 15, 2010, we sold our gas flow control business to Hitachi Metals Ltd. and exited the gas flow control business. In connection with this transaction, we entered into a Master Services Agreement and a Supplemental Transition Services Agreement pursuant to which we agreed to provide contract manufacturing services of gas flow control products and other transition services. These contract manufacturing services were concluded and completely transferred to Hitachi Metals Ltd. in June 2012.
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
Accordingly, some key parts may be obtained from a sole supplier or a limited group of suppliers. We seek to reduce costs and to lower the risks of production and service interruptions, as well as shortages of key parts by:

(1)
selecting and qualifying alternate suppliers for key parts using rigorous technical and commercial evaluation of suppliers products and business processes including testing their components performance, quality, and reliability on our power conversion product at our customers' and their customer's processes. The qualification process for Thin Films follows semiconductor industry standard practices, such as “copy exact”;

(2)	monitoring the financial condition of key suppliers;

(3)	maintaining appropriate inventories of key parts, including making last time purchases of key parts when notified by suppliers that they are ending the supply of those parts;

(4)	qualifying new parts on a timely basis and in geographies that reduce costs without degradation to quality;

(5)	locating certain manufacturing operations in areas that are closer to suppliers and customers; and

(6)	competitively sourcing parts through electronic bidding tools to ensure the lowest total cost is achieved for the parts needed in our products.
Intellectual Property
We seek patent protection for inventions governing new products or technologies as part of our ongoing research and development. We currently hold 106 United States patents and 47 foreign-issued patents, and have 136 patent applications pending in the United States, Europe, Asia, India, Brazil, South Africa, and Chile. Generally, our efforts to obtain international patents have been concentrated in the industrialized countries within Europe and Asia because there are other manufacturers and developers of power conversion and control systems in those countries, as well as customers for those systems for which our intellectual property applies.
During fiscal 2010, we acquired PV Powered and all related intellectual property including eight United States patents. At the time of acquisition, PV Powered had 13 patent applications pending in the United States and nine patent applications in foreign jurisdictions. During 2010, we sold intellectual property related to our gas flow control business to Hitachi Metals, Ltd. This included 15 United States patents, 14 patent applications in the United States and 30 patent applications in foreign jurisdictions. During 2012, we acquired Solvix and all related intellectual property including one United States patent and one patent application pending in the United States.
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
We have seen an increase in global competition in the markets in which we compete, especially from Asian and European-based component suppliers. We encounter substantial competition from foreign and domestic companies for each of our product lines. Some of our competitors have greater financial and other resources than we do. In some cases, competitors are smaller than we are, but are well established in specific product niches. MKS Instruments, Inc. ("MKSI"), Comdel, Inc., Daihen Corporation, Kyosan Electric Mfg. Co., Ltd., Hüttinger Elektronik GmbH, Comet Holding AG, New Plasma Products (NPP), Entech, Plasmart (now a division of MKSI), and ADTech compete with our power conversion products for thin film processing. Lumasense Technologies, CI Systems, BASF, and Laytec GmbH offer products that compete with our thermal products. SMA Solar Technology AG, Power-One, Inc., Schneider Electric SA, and Siemens AG offer products that compete with our solar inverters.
Additionally, a focus on local content is causing new competitors for both our business units to emerge around the world, with strong support from local governments, industry leaders, and investors.
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
Research and development expenses were $58.1 million in 2012, $65.0 million in 2011, and $56.6 million in 2010, representing 12.9% of our sales in 2012, 12.6% of our sales in 2011, and 12.3% of our sales in 2010.

Employees
As of December 31, 2012, we had a total of 1,354 employees. There is no union representation of our employees, notwithstanding statutory organization rights applicable to our employees in the PRC, and we have never experienced an involuntary work stoppage. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.
Effect of Environmental Laws
We are subject to federal, state, and local environmental laws and regulations, as well as the environmental laws and regulations of the foreign federal and local jurisdictions in which we have manufacturing facilities. We believe we are in material compliance with all such laws and regulations.
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
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes or incorporates by reference “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained or incorporated by reference in this Annual Report on Form 10-K, other than statements of historical fact, are “forward-looking statements.” For example, statements relating to our beliefs, expectations, plans, projections, forecasts, goals, and estimates are forward-looking statements, as are statements that specified actions, conditions, or circumstances will continue or change. Forward-looking statements involve risks and uncertainties. In some cases, forward-looking statements can be identified by the inclusion of words such as "believe," "expect," "plan," "anticipate," "estimate," "may," "should," "will," "continue," "intend," and similar words.
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
Executive Officers of the Registrant
Our executive officers, their positions and their ages as of December 31, 2012 are as follows:

Garry W. Rogerson, 60, joined us in August 2011 as our Chief Executive Officer and Board member. Mr. Rogerson was Chairman from 2009 and Chief Executive Officer from 2004 of Varian, Inc., a major supplier of scientific instruments and consumable laboratory supplies, vacuum products, and services, until the purchase of Varian by Agilent Technologies, Inc. in May 2010. Mr. Rogerson served as Varian's Chief Operating Officer from 2002 to 2004, as Senior Vice President, Scientific Instruments from 2001 to 2002, and as Vice President, Analytical Instruments from 1999 to 2001. Mr. Rogerson received an honours degree and Ph.D. in biochemistry from the University of Kent at Canterbury. Mr. Rogerson is also the chairman of Coherent, Inc., a position he has held since 2007.
Danny C. Herron, 58, joined us in September 2010 as Executive Vice President and Chief Financial Officer. He was Chief Financial Officer of Sundrop Fuels, Inc., a solar gasification-based renewable fuels company, from October 2009 through August 2010. From May 2009 to October 2009, Mr. Herron was a consultant at Tatum LLC, a financial consulting business, providing interim chief financial officer and financial consulting services. Mr. Herron served VeraSun Energy Corporation, a corn-based ethanol company, from 2006 to 2008 first as Senior Vice President and Chief Financial Officer and later as President and Chief Financial Officer. From 2002 to 2006, Mr. Herron was Executive Vice President and Chief Financial Officer at Swift & Company, a beef and pork producer acquired from ConAgra Foods, Inc. Prior to that, Mr. Herron served as division Chief Financial Officer of ConAgra Foods, Inc. Beef Division.
Yuval Wasserman, 58, joined us in August 2007 as Senior Vice President, Sales, Marketing and Service. In October 2007 he was promoted to Executive Vice President, Sales, Marketing and Service. In April 2009 he was promoted to Executive Vice President and Chief Operating Officer of the Company and then in August 2011 he was promoted to President of the Thin Films Business Unit. Beginning in May 2002 Mr. Wasserman served as the president and later as chief executive officer of Tevet Process Control Technologies, Inc., a semiconductor metrology company, until July 2007. Prior to that, he held senior executive and general management positions at Boxer Cross (a metrology company acquired by Applied Materials, Inc.), Fusion Systems (a plasma strip company that is a division of Axcelis Technologies, Inc.), and AG Associates (a semiconductor capital equipment company focused on rapid thermal processing). Mr. Wasserman started his career at National Semiconductor Inc., where he held various process engineering and management positions. Mr. Wasserman joined the board of Syncroness, Inc., an outsourced engineering and product development company, in 2010. Mr. Wasserman received a Bachelor of Science in Chemical Engineering from the Ben-Gurion University in Be'er Sheva, Israel.
Gordon Tredger, 52, joined us in December 2011, and was appointed President of the Solar Energy business unit in April 2012. From May 2010 to December 2010, he served as Executive Vice President of Operations at the Chemical Analysis Division of Bruker Daltonics, a leading provider of high-performance scientific instruments and solutions. From March 2006 through May 2010, Mr. Tredger was Vice President of Analytical Instruments at Varian Inc., a leading worldwide supplier of scientific instrumentation. Mr. Tredger held prior executive roles at Argonaut Technologies, Perkin-Elmer Instruments, and Photovac (acquired by Perkin-Elmer). Mr. Tredger received a Bachelor of Arts degree from the University of Toronto in Ontario, Canada.
Thomas O. McGimpsey, 51, joined us in April 2009 as Vice President and General Counsel and was promoted to Executive Vice President of Corporate Development and General Counsel in August 2011. From February 2008 to April 2009, Mr. McGimpsey held the position of Vice President of Operations for First Data Corporation. During 2007, Mr. McGimpsey was a consultant and legal advisor to various companies. From July 2000 to January 2007, Mr. McGimpsey held various positions with McDATA Corporation such as Executive Vice President of Business Development and Chief Legal Officer, Senior Vice President and General Counsel, and Vice President of Corporate Development. Mr. McGimpsey received his Masters of Business Administration from Colorado State University (with honors) in 2008, his Juris Doctor degree from the University of Colorado in 1991 and his Bachelor of Science degree in Computer Science (with a minor in electrical systems) from Embry-Riddle Aeronautical University in 1984.

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
This reliance involves several risks, including the following:

•	the inability to obtain an adequate supply of required parts, components, or subassemblies;

•	supply shortages, if a sole or limited source provider ceases operations;

•	the need to fund the operating losses of a sole or limited source provider;

•	reduced control over pricing and timing of delivery of raw materials and parts, components, or subassemblies;

•	the need to qualify alternative suppliers;

•	suppliers that may provide parts, components or subassemblies that are defective, contain counterfeit goods or are otherwise misrepresented to us in terms of form, fit or function; and

•	the inability of our suppliers to develop technologically advanced products to support our growth and development of new products.
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
We place orders with many of our suppliers based on our customers’ quarterly forecasts and our annual forecasts. These forecasts are based on our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. Orders with our suppliers cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. Our obligation to our suppliers at December 31, 2012 under these purchase commitments and agreements was $54.4 million. If demand for our products does not continue at current levels, we might not be able to use all of the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain sufficient raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand.
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
Our business depends on the expansion of manufacturing capacity in our end markets and the installation base for the products we sell. In the past, severe tightening of credit markets, turmoil in the financial markets, and a weakening global economy have contributed to slowdowns in the industries in which we operate. Some of our key markets depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer spending and may cause our customers to push out, cancel, or refrain from placing equipment orders.
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
A significant portion of our business is in the emerging solar inverter market, which, in addition to the general industry changes described above in the risk factor “The industries in which we compete are subject to volatile and unpredictable cycles,” is also characterized by ongoing changes particular to the solar inverter industry. Our business is subject to changes in technology or demand for solar products arising from, among other things, adoption of our inverter products by our customers, changes in technology trends in the industry, behaviors by our customers resulting from technology trend changes, compatibility of our solar inverter technology with our customers' products or certain solar panel providers, customers' and end-users' access to affordable financial capital, the cost and performance of solar technology compared to other energy sources, the adequacy of or changes in government energy policies, including the availability and amount of government incentives for solar power (such as feed-in tariffs and tax credits), the continuation of renewable portfolio standards, and the extent of investment or participation in solar by utilities or other companies that generate, transmit, or distribute power to end users. The current debt crisis in Europe and the resulting economic uncertainty and instability in the region could result in limited access to capital for our customers or changes to government incentives for renewable energy which could cause the delay or cancellation of current projects in the solar industry. There is also increased market volatility as the size of utility scale solar projects is increasing to hundreds of megawatts of capacity. Sales to large solar projects can cause variations in our revenue from quarter to quarter. Such large-scale solar projects require significant financial resources on our part should we be selected as the supplier for solar inverters. We are beginning to see requirements in the solar industry for performance guarantees related to solar inverters and associated liquidated damages provisions. This could result in financial exposure for our business if our solar inverters do not meet reliability or uptime requirements. Lastly, customers using our solar inverters are beginning to evaluate multi-year service agreements from us for on-site maintenance and support of our inverters and even the solar site. These agreements, however, are subject to annual renewal and may not be renewed by the customers.
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
In October 2011, a coalition of several U.S. solar companies filed complaints with the U.S. Department of Commerce ("DOC") and International Trade Commission ("ITC") charging that Chinese solar cell manufacturers have engaged in, and benefited from, various unfair trade practices. A similar trade case may also be filed in Europe. In early 2012, duties were imposed on solar panels imported from China which have resulted in other trade-related conflicts. Since some of our inverters are well-suited for use with crystalline silicon panel modules, the impact of these duties on the cost of solar panels could have a material adverse impact on our business, financial position or results of operations.
A significant portion of our sales and accounts receivable are concentrated among a few customers.
Our ten largest customers accounted for 47.7% of our sales in 2012, 44.6% of our sales in 2011, and 48.8% of our sales in 2010. Applied Materials Inc., our largest customer, accounted for 14.1% of our sales in 2012, 13.1% of our sales in 2011, and 18.8% of our sales in 2010. Additionally, in June 2012, Lam Research merged with Novellus Systems, Inc. Had the two businesses been a combined entity for the full year, they would have accounted for 10.7% of our sales in 2012. No other single customer accounted for more than 10% of our sales during 2012, 2011 or 2010. At December 31, 2012 our accounts receivable from Applied Materials accounted for 13.0% of our total accounts receivable. At December 31, 2011 our accounts receivable Hitachi Metals, Ltd. comprised 16.2% of our total accounts receivable. No other single customer accounted for more than 10% of our accounts receivable as of December 31, 2012, or 2011. If we were to lose any of our significant customers or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition, and results of operations could be materially and adversely affected.
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
In 2010 and 2012, we acquired PV Powered, Inc. and Solvix, respectively, and we may acquire other businesses in the future. The success of such transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first entered into the acquisition transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Our products may suffer from defects or errors leading to damage or warranty claims.

Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. In particular, our commercial and utility-grade solar inverters have product specification, installation and maintenance requirements that if not followed could result in product failure or downtime. Although we conduct testing on our products, our solar inverters cannot be tested in an environment simulating the various site conditions that may exist, and accordingly, from time to time, we have to review product performance in the field. If any of our products are defective or fail, we might be required to repair, redesign or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit.

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

Our transformer based solar inverters are manufactured in Bend, Oregon and Ontario, Canada. Our transformerless inverter products are manufactured at our Fort Collins, Colorado and Ontario, Canada facilities and we have entered into a contract manufacturing relationship in the PRC as well. While manufacturing could be shifted to a different manufacturing location for the transformer based and transformerless inverters if a labor disruption, supply difficulty or natural or other uncontrollable occurrence occurred, it may take significant time to transition to another site, and delivery times and costs would likely increase, preventing us from meeting our customers' requirements in a timely manner, or at all. To the extent that local content requirements exist, we may also be limited in such transitions.

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
Sales to our customers outside the United States were approximately 28.6% of our total sales in 2012, 34.5% in 2011, and 41.1% in 2010. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

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

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $38.8 million in accounts receivable from foreign customers as of December 31, 2012; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
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
Various government subsidies, including feed-in tariffs, have been a significant driver in the growth of the renewable energy industry. Countries throughout the world are providing incentives to spur adoption of renewable energy. While many countries, including Great Britain, certain regions in the United States and Canada, India, and China, are beginning to adopt feed-in tariffs and varying subsidies, others are re-evaluating the level of incentive they wish to provide. A number of countries, including the Czech Republic have proposed reductions to their feed-in tariffs while Italy and Germany reduced their feed-in tariffs. As new political parties take office in countries throughout the world, agendas on renewable energy and governments’ desire or ability to provide incentives may shift or change. Proposed feed-in tariff reductions in regions in which we do significant business could negatively affect the results of our operations. Such a reduction in the feed-in tariffs, including any potential further reductions, could result in a significant decline in demand and price levels for renewable energy products and result in foreign competitors moving into the U.S. solar market, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Litigation may be necessary to enforce our commercial or property rights, to defend ourselves against claimed violations of such rights, or to protect our interests in regulatory disputes or similar matters. Litigation often requires a substantial amount of our management's time and attention, as well as financial and other resources, including:

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
We currently have $60.4 million of goodwill and $46.2 million in intangible assets. We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The Dodd-Frank Act includes a requirement, and the SEC has adopted a rule for disclosure regarding certain minerals, known as conflict minerals, necessary to the functionality or production of a product manufactured by reporting companies. To meet the initial disclosure requirements, which begin in 2014, we must begin due diligence in 2013 to determine the sources of the conflict minerals used in our products. These efforts may result in additional costs or other potential changes to our products, processes or sources of supply which could adversely impact our results of operations. We may also be suffer reputational impacts if we are unable to verify the sources of the conflict minerals used in our products, which could result in our customers choosing competitors products.

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
Douglas S. Schatz, our Chairman of the Board, beneficially owned approximately 7.4% of our outstanding common stock as of February 28, 2013. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to influence our business affairs for the foreseeable future in a manner with which our other stockholders may not agree. In addition, the sale of a substantial amount of the shares beneficially owned by him could negatively affect the market price of our common stock.
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

Historically, acquisitions have been an important element of our strategy. However, we may not find suitable acquisition candidates in the future and we may not be able to successfully integrate and manage acquired businesses. Any acquisitions we make could disrupt our business and harm our financial condition.

We have in the past made strategic acquisitions of other corporations and entities, as well as asset purchases, and we continue to evaluate potential strategic acquisitions of complementary companies, products, and technologies. In the event of any future acquisitions, we could:

•	issue stock that would dilute our current stockholders' percentage ownership;

•	pay cash that would decrease our working capital;

•	incur debt;

•	assume liabilities; or

•	incur expenses related to impairment of goodwill and amortization.
Acquisitions also involve numerous risks, including:

•	problems combining the acquired operations, systems, technologies, or products;

•	an inability to realize expected operating efficiencies or product integration benefits;

•	difficulties in coordinating and integrating geographically separated personnel, organizations, systems, and facilities;

•	difficulties integrating business cultures;

•	unanticipated costs or liabilities, including the costs associated with improving the internal controls of the acquired company;

•	diversion of management's attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	potential loss of key employees, particularly those of purchased organizations;

•	incurring unforseen obligations or liabilities in connection with acquisitions; and

•
the failure to complete acquisitions even after signing definitive agreements which, among other things, would result in the expensing of potentially significant professional fees and other charges in the period in which the acquisition or negotiations are terminated.

We cannot assure you that we will be able to successfully identify appropriate acquisition candidates, to integrate any businesses, products, technologies, or personnel that we might acquire in the future or achieve the anticipated benefits of such transactions, which may harm our business.

Difficulties with our enterprise resource planning (“ERP”) system and other parts of our global information technology system could harm our business and results of operation. If our network security measures are breached and unauthorized access is obtained to a customer's data or our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.
Like many modern multinational corporations, we maintain a global information technology system, including software products licensed from third parties. Any system, network or Internet failures, misuse by system users, the hacking into or disruption caused by the unauthorized access by third parties or loss of license rights could disrupt our ability to timely and accurately manufacture and ship products or to report our financial information in compliance with the timelines mandated by the SEC. Any such failure, misuse, hacking, disruptions or loss would likely cause a diversion of management's attention from the underlying business and could harm our operations. In addition, a significant failure of our global information technology system could adversely affect our ability to complete an evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data, including any regarding our customers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

Our credit facility contains restrictions that may limit our flexibility in operating our business.

In October 2012, we entered into a credit facility with Wells Fargo Bank, N.A. The credit facility contains various financial and negative operating covenants that limit our ability to engage in specified types of transactions. The financial covenant requires that we maintain a minimum fixed charge coverage ratio. The operating covenants limit our ability to, among other things:

•	sell, transfer, lease or dispose of our assets;

•	create, incur or assume additional indebtedness;

•	encumber or permit liens on certain of our assets

•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;

•	make specified investments (including loans and advances);

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

A breach of any of these covenants or a material adverse change to our business could result in a default under the credit agreement. Upon the occurrence of an event of default under our credit agreement, our lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Information concerning our principal properties at December 31, 2012 is set forth below:

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
Principal Market and Price Range of Common Stock
Our common stock is listed on the NASDAQ Global Select Market under the symbol “AEIS.” At February 28, 2013, the number of common stockholders of record was 468, and the closing sale price of our common stock on the NASDAQ Global Select Market on that day was $18.04 per share.

The table below shows the range of high and low closing sale prices for our common stock as quoted (without retail markup or markdown and without commissions) on the NASDAQ Global Select Market:

	2012		2011
	High	Low	High	Low
First Quarter	$13.40	$10.64	$16.83	$13.32
Second Quarter	$13.95	$11.72	$16.22	$13.51
Third Quarter	$14.14	$11.01	$15.02	$8.62
Fourth Quarter	$13.81	$11.27	$11.01	$8.01
Dividend Policy
We have not declared or paid any cash dividends on our capital stock in our history as a public company. We currently intend to retain all future earnings to finance our business and do not anticipate paying cash or other dividends on our common stock in the foreseeable future.
Share Repurchases
In November 2011, our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a twelve-month period. Under this program, during the year ended ended December 31, 2012, we repurchased and retired 4.7 million shares of our common stock for a total of $57.1 million. As of June 30, 2012, we completed this repurchase program. Total shares repurchased are 6.4 million shares of our common stock for $75.0 million.
Share repurchases are as follows (in thousands, except for average price per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2012 to January 31, 2012	1,019	$10.92	1,019	$45,971
February 1, 2012 to February 29, 2012	590	$10.95	590	$39,513
March 1, 2012 to March 31, 2012	368	$11.78	368	$35,173
April 1, 2012 to April 30, 2012	430	$11.91	430	$30,052
May 1, 2012 to May 31, 2012	2,010	$13.39	2,010	$3,136
June 1, 2012 to June 30, 2012	240	$13.14	240	$—
Total	4,657	$12.26	4,657
All share repurchases were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.
In October 2012, our Board of Directors authorized a program to repurchase up to $25.0 million of our common stock over a twelve-month period. Under this program, during the year ended ended December 31, 2012, we have not yet repurchased any shares.

Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on our common stock during the period from December 31, 2008 through December 31, 2012. This is compared with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index (PHLX) over the same period. The comparison assumes $100 was invested on December 31, 2007 in Advanced Energy common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Advanced Energy Industries, Inc., the NASDAQ Composite Index, and
the PHLX Semiconductor Index

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Indices and our stock performance calculated on a calendar year-end basis.

	12/07	12/08	12/09	12/10	12/11	12/12
Advanced Energy Industries, Inc.	$100.00	$76.07	$115.29	$104.28	$82.03	$105.57
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
PHLX Semiconductor	100.00	64.12	101.17	115.04	116.92	139.17

ITEM 6.	SELECTED FINANCIAL DATA
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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$451,931	$516,799	$459,414	$161,846	$285,166
Operating income (loss)	27,374	49,251	65,188	(97,140)	5,255
Income (loss) from continuing operations before income taxes	29,806	50,468	67,409	(95,230)	8,138
Income (loss) from continuing operations, net of income taxes	20,176	36,854	53,593	(101,812)	(6,501)
Income (loss) from discontinued operations, net of income taxes	405	(540)	17,599	(893)	4,722
Net income (loss)	20,581	36,314	71,192	(102,705)	(1,779)
Earnings per Share:
Continuing Operations:
Basic earnings (loss) per share	$0.52	$0.85	$1.25	$(2.43)	$(0.15)
Diluted earnings (loss) per share	$0.51	$0.84	$1.23	$(2.43)	$(0.15)
Discontinued Operations:
Basic earnings (loss) per share	$0.01	$(0.01)	$0.41	$(0.02)	$0.11
Diluted earnings (loss) per share	$0.01	$(0.01)	$0.41	$(0.02)	$0.11
Net Income (Loss):
Basic earnings (loss) per share	$0.53	$0.84	$1.66	$(2.45)	$(0.04)
Diluted earnings (loss) per share	$0.52	$0.83	$1.64	$(2.45)	$(0.04)

Basic weighted-average common shares outstanding	38,879	43,465	42,862	41,966	42,537
Diluted weighted-average common shares outstanding	39,447	43,954	43,419	41,966	42,537
Consolidated Balance Sheets Data:
Total assets	$538,160	$533,378	$505,157	$345,125	$420,637

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Overview and Presentation
The market challenges we experienced in late 2011 continued into 2012. Our Thin Films business unit faced very weak markets in flat panel display and thin film renewables as compared to 2011 and also saw softening in the semiconductor market. Our Solar Energy business unit continued to grow in 2012 as we expanded our presence in the Canadian market and were awarded several large utility-scale projects in the United States. We continued to execute on our long-term strategic initiatives announced in the third quarter of 2011, focusing on re-aligning our business to better meet the needs of our customers. These initiatives have positioned us well to weather the current market downturn and quickly respond when overall economic conditions improve and capacity expansions begin in the markets we serve.
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
Warranty Costs
We provide for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. We offer warranty coverage for a majority of our thin-film products for periods typically ranging from 12 to 24 months after shipment. We warrant our solar inverter products for five to ten years and provide the option to purchase additional warranty coverage up to 20 years. We estimate the anticipated costs of repairing our products under such warranties based on the historical costs of the repairs. The assumptions we use to estimate warranty accruals are reevaluated periodically, in light of actual experience, and when appropriate, the accruals are adjusted. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations.
Intangible Assets, Goodwill and Other Long-Lived Assets
We completed our acquisitions of PV Powered in May 2010 and Solvix in November 2012 for total costs of $90.3 million and $21.2 million, respectively. The total cost of the Solvix acquisition includes $5.3 million of contingent consideration to be paid out over a three-year period upon completion of specific milestones. As a result of our acquisitions, we recorded intangible assets and goodwill. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing, as well as testing upon the occurrence of any event that indicates a potential impairment. The annual impairment test can be performed using an assessment of qualitative factors in determining if it is more likely than not that goodwill is impaired. If this assessment indicates that it is more likely than not that goodwill is impaired the next step of impairment testing compares the fair value of a reporting unit to its carrying value. Goodwill would be impaired if the resulting implied fair value of goodwill was less than the recorded carrying value of the goodwill. We have performed an assessment of qualitative factors for our annual impairment test in 2011 and 2012. The factors reviewed included macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance of our solar inverter business. This assessment resulted in the conclusion that there is no impairment of goodwill.
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
Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. When structuring our operations, we have considered the impact on our effective tax rate. Our effective tax rates differs from the US statutory rate due to factors such as foreign operations taxed at different tax rates, research and development tax credits, and non-deductible compensation. Our effective tax rate was 32.3%, 27.0%, and 20.5% for 2012, 2011, and 2010, respectively. Our determination of our tax liability requires estimation and significant judgment and is always subject to audit and review by applicable domestic and foreign tax authorities.
Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our earnings are indefinitely reinvested outside the U.S. Indefinite reinvestment is determined by management's judgment about and intentions concerning our future operations. At December 31, 2012, $84.1 million of earnings had been indefinitely reinvested outside the U.S., primarily in active non-U.S. business operations. We do not intend to repatriate these earnings to fund U.S. operations and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserves and any changes to the reserves that are considered appropriate, as well as the related net interest and penalties, if applicable.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding effect to the provision for income taxes in the period in which such determination is made.

Business Environment and Trends
SEMICONDUCTORS
Investment in semiconductor capital equipment spending decreased overall worldwide by roughly 10% vs. 2011.  With the maturing integrated circuit end-markets largely correlated to worldwide Gross Domestic Product and continuing consolidation at both the integrated circuit company level and the semiconductor equipment level, a relatively strong semiconductor capital investment rate experienced in the first half of 2012 fell to lower levels in the second half of the year.  In the second half of 2012 there were push-outs and reductions in spending plans on new investment as integrated circuit inventories and foundry utilization rates rose while there was uncertainty over large end-users integrated circuit foundry strategy and the macroeconomic environment.
Larger semiconductor equipment manufacturers are faced with increasing research and development challenges as they develop sub-22 nanometer ("nm") technology node products and processes while simultaneously developing Phase I prototype 450 mm tools for evaluation by consortia and end-users.  These two drivers have sped innovation and increased the number of new highly capable power generator and matching network opportunities.  Smaller semiconductor equipment manufacturers continue to emerge in Korea developing both plasma-enhanced chemical vapor (“PECVD”) and etch technologies initially for memory processes with new penetrations into leading edge foundries.  We believe that we are well positioned to offer both the depth and breadth of products required for the leading edge of product development at the larger OEMs and have the localization and customization positioning necessary to take advantage of the emerging Asia-based semiconductor equipment companies.
Looking forward, we believe that semiconductor equipment investment will be largely flat with optimism for an increase in the second half of 2013.  We believe foundries and logic integrated circuit customers will continue to invest for leading edge capability and to develop sub 22 nm capacity and to capture shifts in fabless and “fab-lite” supply chain shifts.  We believe memory investments will likely continue to remain suppressed in the first half of 2013, with capital investments perhaps beginning in the second half of the year.  Volatility will continue as shifts in buying preferences for tablets vs. personal computers and the introduction of new mobility technologies will open opportunities that will be pursued by semiconductor equipment manufacturers with leading technologies, shortest lead times, and aggressive pricing.  We believe we are one of the leaders in advanced RF technologies and matching networks with enabling tune-while-pulsing extra space capabilities for plasma control and should be well positioned to continue market penetration in etch, PECVD, and physical vapor deposition (“PVD”) applications.

FLAT PANEL DISPLAY
Growth in our flat panel display ("FPD") market is driven by both capacity expansion and investment in new technologies, particularly in the development of next-generation high-definition televisions, smart phones and tablet computers.  In 2012, FPD investment paused significantly as the end market for displays absorbed the generation 8 liquid crystal display (“LCD”) capital that equipment manufacturers procured in 2011.  The pause was exacerbated by lower manufacturer profitability, which limited new LCD equipment purchases. In addition, technical issues limited the deployment of robust manufacturing processes for next-generation AMOLED displays.  Overall, we expect flat panel display sales to improve throughout most of 2013 as customers are now investing in generation 5.5 and 6 AMOLED capacity and plan to migrate to generation 8 AMOLED as soon as the technology is proven.
We believe we are well-positioned to benefit from growth in both etch and PVD process technologies where we hold strong technology and market positions.  Similar to the semiconductor market, new Korean equipment suppliers are emerging and capturing market share in FPD. Our continued investment in expanded localized Korean capabilities brings us closer to our customers and enhances our responsiveness to their evolving needs.

THIN FILM RENEWABLES
Demand for our crystalline silicon ("c-SI") PV products in Europe and China, which drove strength in renewables sales in 2011, decreased significantly in 2012.  Declines in PV module prices, along with an oversupply of panel and capital equipment, negatively impacted thin-film renewables sales throughout 2012.  As a result of this oversupply and uncertain demand in the major PV markets, wafer, cell and module production capacity is likely to stall until 2014 at the earliest.  Many of the largest suppliers of PV products, along with smaller Chinese solar companies, will most likely run their plants below capacity, and many may cease production completely.  This scenario will have an adverse impact on our sales in this market for the foreseeable future.
Thin-film solar manufacturing process for copper indium gallium selenide ("CIGS") and cadmium telluride ("CdTe"), will drive increased capacity as the technology matures; therefore, the relative market share of thin-film renewables in CIGS and CdTe should remain constant for the foreseeable future.  Our power conversion technologies for both AC and DC sputtering are well-positioned in these markets and we will benefit from increased demand due to more rigorous customer requirements and an increased manufacturing focus on production output and costs relative to yield.

INDUSTRIAL MARKETS

Throughout 2012, demand for our products used in many industrial thin-film coating markets increased, particularly in industrial manufacturing areas for products such as automotive parts, machine tools, electro-magnetic interference (“EMI”) films, and optical and tribilogical coatings.  We expect this demand to continue in 2013. The acquisition of the Solvix product line of industrially hardened DC, pulsed DC and arc supplies strengthens our position in these markets.  The Solvix products will also allow us to participate in emerging, precision hard-coating markets as hardware manufacturers in these markets seek longer lasting films, improved process control and require more flexibility to address diverse hard coating applications.

INVERTER
Global power needs are expected to grow significantly in the next ten years. To meet these demands, suppliers and users of electricity are continuously seeking renewable sources of energy. This has resulted in growth opportunities in the solar energy market. Continued advances in inverter technology and greater scale has made solar energy more economically viable and resulted in more rapid expansion of its use worldwide. Growth in multi-megawatt projects is expected to continue, particularly in North America. Canada has adopted feed-in tariffs that will make these projects even more attractive to investors and utilities. Although certain tax incentives in the United States expired at the end of 2011, we have continued to see investment in large utility-scale projects.
Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward. Our results of operations include the operating results of PV Powered for the full years ended December 31, 2012 and December 31, 2011 and the period May 3, 2010 through December 31, 2010. Results of operations include the results of Solvix for the period November 8, 2012 through December 31, 2012. Operating results applicable to our gas flow control business are excluded from our results of continuing operations for all periods presented. This discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, in Item 8 of this Annual Report on Form 10-K.
SEGMENT REPORTING IN FISCAL 2012
In January 2011, management announced the creation of two focused business units within the Company, Thin Films and Solar Energy. The Thin Films business unit principally serves our OEM and end customers in the semiconductor, flat panel display, solar panel, and other capital equipment markets, while the Solar Energy business unit focuses primarily on commercial and utility-scale solar projects and installations, selling primarily to distributors, Engineering, Procurement, and Construction contractors ("EPC"s ), developers, and utility companies. The creation of these two units enables greater focus on each business’ unique needs and requirements, allowing each to expand and accelerate our growth by better serving each of these very different industries.
Due to the structure of our internal organization, the design of our internal systems, and the manner in which expenses were tracked and managed, we are unable to recast our financial statements by operating segment for 2010 without significant cost and effort. Therefore, except for revenue, segment information based on the two new business units for 2010 has not been reported as it is impracticable to do so.
The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Sales	$451,931	$516,799	$459,414
Gross profit	167,746	205,157	199,199
Operating expenses	140,372	155,906	134,011
Operating income	27,374	49,251	65,188
Other income	2,432	1,217	2,221
Income from continuing operations before income taxes	29,806	50,468	67,409
Provision for income taxes	9,630	13,614	13,816
Income from continuing operations, net of income taxes	$20,176	$36,854	$53,593

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Consolidated Statements of Operations:

	Years Ended December 31,
	2012	2011	2010
Sales	100.0%	100.0%	100.0%
Gross profit	37.1%	39.7%	43.4%
Operating expenses	31.2%	30.2%	29.2%
Operating income	5.9%	9.5%	14.2%
Other income	0.5%	0.3%	0.5%
Income from continuing operations before income taxes	6.4%	9.8%	14.7%
Provision for income taxes	2.1%	2.6%	3.0%
Income from continuing operations, net of income taxes	4.3%	7.2%	11.7%
SALES
The following tables summarize annual net sales, and percentages of net sales, by segment for each of the years ended 2012, 2011, and 2010:

	Years Ended December 31,			Increase/ (Decrease)		Percent Change
	2012	2011	2010	2012 v. 2011	2011 v. 2010	2012 v. 2011	2011 v. 2010
	(In thousands)
Thin Films:
Semiconductor capital equipment market	$134,216	$146,175	$174,404	$(11,959)	$(28,229)	(8.2)%	(16.2)%
Non-semiconductor capital equipment	51,023	130,378	131,138	(79,355)	(760)	(60.9)%	(0.6)%
Global Support	50,096	52,061	48,154	(1,965)	3,907	(3.8)%	8.1%
Total Thin Films	235,335	328,614	353,696	(93,279)	(25,082)	(28.4)%	(7.1)%
Solar Energy	216,596	188,185	105,718	28,411	82,467	15.1%	78.0%
Total sales	$451,931	$516,799	$459,414	$(64,868)	$57,385	(12.6)%	12.5%

	Years Ended December 31,
	2012	2011	2010
Thin Films:
Semiconductor capital equipment market	29.7%	28.3%	38.0%
Non-semiconductor capital equipment	11.3%	25.2%	28.5%
Global Suppoirt	11.1%	10.1%	10.5%
Total Thin Films	52.1%	63.6%	77.0%
Solar Energy	47.9%	36.4%	23.0%
Total sales	100.0%	100.0%	100.0%
Total Sales
Total sales for the twelve months ended December 31, 2012 decreased 12.6% to $451.9 million from $516.8 million for the twelve months ended December 31, 2011. The decrease in sales was driven by a significant decline in capital spending in all the thin-film markets that we serve. Although there was softness in the semiconductor market throughout 2012, the non-semiconductor market, particularly flat panel displays and thin film renewables, was the primary driver behind the decline in sales from 2011. Excess manufacturing capacity and overall uncertainty in these markets significantly reduced demand in late 2011 and throughout 2012. The decline in sales for our Thin Films business unit was partially offset by increased sales in Solar Energy, which were driven by increased sales in the utility market.
Total sales increased 12.5% to $516.8 million in 2011 as compared to $459.4 million in 2010. The increase in sales was driven by a significant increase in inverter sales by our Solar Energy business unit. The increase in inverter sales in 2011 was due to growth in overall demand in North America for commercial and utility-scale solar applications. The increase in Solar Energy was partially offset by a slight decline in sales of our Thin Films business unit caused by a slowdown in demand in all of our end markets, particularly in the second half of the year. This slowdown was the direct result of uncertainty in the global economy, caused by lower consumer spending on products such as desktop computers, laptops, and high definition flat panel televisions.
Thin Films
Results for Thin Films for the twelve months ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010

Sales	$235,335	$328,614	$353,696
Operating Income	22,804	68,241
2012 SALES COMPARED TO 2011
Thin Film sales for 2012 declined 28.4% as compared to 2011 reflecting continued weakness in the semiconductor markets along with significant declines in the flat panel display and solar panel markets as described above.
In 2012, sales in our thin-film semiconductor market decreased 8.2% to $134.2 million, or 29.7% of sales, from $146.2 million, or 28.3% of sales in 2011. In late 2011, capital expansion by our customer's end users began to slow in the semiconductor market and foundry utilization rates have continued to remain lower throughout 2012 than previous levels. Current market expectations indicate that capital spending will continue to remain low, therefore we expect revenues in this market to remain largely flat with optimism for an increase in the second half of 2013.
Sales to the non-semiconductor capital equipment markets decreased 60.9% to $51.0 million, or 11.3% of sales in 2012, from $130.4 million, or 25.2% of sales in 2011. The markets that comprise our non-semiconductor capital equipment markets include flat panel display, thin film renewables, data storage, architectural glass, and other industrial thin-film manufacturing equipment markets. Our customers in these markets are predominantly large OEMs. Each of these markets was also adversely impacted by lower capital spending and factory utilization rates, although the impact in each was slightly different.
Sales to customers in the flat panel display market decreased 71.1% to $8.6 million, or 1.9% of total sales in 2012 as compared to $29.8 million, or 5.8% of total sales in 2011. A drop in overall demand for flat panel televisions resulted in production overcapacity in 2012. This, coupled with delays in technology transitions, negatively impacted sales to this market as manufacturers delayed further investment. We are optimistic that the transition to newer technologies will occur in 2013 resulting in higher sales in this market.
Sales to customers in the thin film renewables market decreased 90.6% to $4.8 million, or 1.1% of total sales in 2012 as compared to $50.5 million, or 9.8% of total sales in 2011. A worldwide excess of solar panel manufacturing capacity and inventory, particularly in the PRC, resulted in a significant decline in sales to the solar panel market. There has not been enough marketplace demand to absorb the high levels of worldwide inventory on hand resulting in competitive consolidation of a number of solar panel manufacturers. New investment is not anticipated in the foreseeable future as these market dynamics continue to play out. As a result, we expect sales to this market to remain low throughout 2013.
Global support revenue for 2012 decreased 3.8% to $50.1 million, or 11.1% of total sales, as compared to $52.1 million, or 10.1% of total sales in 2011. Although service activity levels were stable in most of our geographic regions, factory utilization rates in both the flat panel display and solar panel markets had a negative impact on our customer's maintenance budgets and the need for repairs. In June 2012, we ceased providing service for the gas flow control business that we sold in 2010. We expect demand for repair and preventive maintenance services to increase in the first half of 2013 as factory utilization rates in markets other than flat panel display and thin film renewables level out and maintenance budgets begin to increase.
2011 SALES COMPARED TO 2010
Thin Film sales for 2011 declined 7.1% as compared to 2010 as a result of weakening economic conditions across all of our thin film markets in the second half of the year. This economic uncertainty tempered demand for consumer electronics, which drives capital spending throughout the markets we serve.
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
In 2011, total sales to the non-semiconductor capital equipment markets were relatively flat at $130.4 million, or 25.2% of sales, in 2011 compared to $131.1 million, or 28.5% of sales, in 2010.
Sales to customers in the flat panel display market increased 4.6% to $29.8 million, or 5.8% of total sales in 2011 as compared to $28.5 million, or 6.2% of total sales in 2010. While revenue year-over-year was relatively flat, we experienced a large increase in demand in the early part of 2011 that was the continuation of an investment cycle that began in 2010. This investment for capacity expansion in both Korea and the PRC came online in the second half of the year and resulted in very low levels of investment during the remainder of the year.
In 2011, sales to customers in the thin film renewables market decreased 14.1% to $50.5 million, or 9.8% of total sales, as compared to $58.8 million, or 12.8% of total sales, in 2010. Throughout 2010, we saw strong demand for our crystalline silicon PV products in both Europe and the PRC. Additionally, the North American market grew in 2010 as larger megawatt output solar array projects resulted in an increase in the demand for thin film renewables.
In 2011, global support revenue increased 8.1% to $52.1 million, or 10.1% of total sales, compared to $48.2 million, or 10.5% of sales, in 2010. The increase in global support sales in 2011 was due to an increase in factory utilization by our customers throughout the year, which drove demand for repairs, replacement parts, and inventory restocking. Additionally, as factory utilization remained high, our customers looked to us to provide them with used and refurbished equipment to be used as spares for their fabrication lines.
Applied Materials Inc., our largest customer, accounted for $63.9 million or 14.1% of our sales in 2012; $68.0 million, or 13.1% of our sales in 2011; and $86.4 million, or 18.8%, of our sales in 2010. Our sales to Applied Materials included sales for the semiconductor capital equipment market, as well as the solar and flat panel display markets.
Solar Energy
Results for Solar Energy for the twelve months ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010

Sales	$216,596	$188,185	$105,718
Operating income	14,003	4,323

Solar Energy sales increased $28.4 million, or 15.1%, to $216.6 million in 2012, as compared to $188.2 million in 2011. Solar Energy comprised 47.9% of total sales in 2012 as compared to 36.4% in 2011. Large utility-scale projects continue to drive the increase in sales for Solar Energy. During 2012 we expanded our presence in Canada resulting in significant growth in sales for that market. As we continue to offer new products and provide high-efficiency inverters to our customers we are gaining traction in the utility space resulting in several large project wins. Although we expect continued growth in Solar Energy in 2013, we expect sales to be flat in the first quarter of 2013.
Solar Energy sales increased $82.5 million, or 78.0%, to $188.2 million in 2011, as compared to $105.7 million in 2010. Solar Energy comprised 36.4% of total sales in 2011 as compared to 23.0% in 2010. Sales in 2011 also included a full year of sales from PV Powered which we acquired on May 3, 2010. The majority of our sales in the inverter market continued to come from commercial and utility-scale applications. The addition of PV Powered’s product portfolio expanded the range of power capacities in which we can compete.
GROSS PROFIT
Our gross profit was $167.7 million or 37.1% of revenue in 2012 compared to $205.2 million or 39.7% of revenue in 2011. The decrease in absolute dollars and as a percentage of sales is due to the decline in sales in the thin films markets. Our Thin Films business unit has higher gross margins than our Solar Energy business unit, resulting in a decline in gross margin as a percentage of sales when Thin Films sales decline as a percentage of total sales.

Gross profit was $205.2 million, or 39.7% of revenue in 2011 and $199.2 million, or 43.4% of revenue, in 2010. The increase in absolute dollars was due to the overall growth in production and sales in 2011, a full year of sales from our acquisition of PV Powered and increased leverage of factory overhead, as well as reduced warranty costs resulting from improved quality and lower warranty claims. The decrease in gross margin as a percentage of sales was the result of a shift in the mix of products including a higher percentage of revenue from our Solar Energy product line, which traditionally has lower gross margins.
OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the years ended 2012, 2011 and 2010:

	Years Ended December 31,
	2012		2011		2010
	(in thousands)
Research and development	$58,076	12.9%	$64,984	12.6%	$56,604	12.3%
Selling, general, and administrative	69,127	15.3%	79,722	15.5%	74,543	16.2%
Amortization of intangible assets	5,696	1.3%	3,852	0.7%	2,864	0.6%
Restructuring charges	7,473	1.7%	7,348	1.4%	—	—%
Total operating expenses	$140,372	31.2%	$155,906	30.2%	$134,011	29.2%
In response to significant declines in demand in many of the markets we serve, we initiated a plan in late 2011 to re-align our business to be closer to our customers and improve our time to market. These initiatives included headcount reductions, facilities closures, and asset impairments and are substantially complete as December 31, 2012. The reductions in headcount and facilities closures along with other reductions in spending resulted in reduced operating expenses in 2012 as compared to 2011.
Operating expenses increased in 2011 as compared to 2010 due to a full year of expenses related to the purchase of PV Powered and increased spending in our production facilities in 2010, which carried over into the first half of 2011. Demand in the markets we serve declined significantly in the second half of 2011. As a result, we initiated the restructuring plan described above. The first phase of these initiatives occurred late in the year, therefore the reductions in spending were not fully realized in 2011 but are expected to save approximately $12.0 million annually.
The rapid increase in demand in 2010 in the markets we serve challenged our production capacity, as well as our ability to meet the tight deadlines of our customers. As a result, we increased spending in our production facilities in order to meet our customers’ demands and take full advantage of the market opportunities presented to us in 2010. Additionally, we added employees and operating expenses related to the acquisition of PV Powered, as well as for the infrastructure necessary to expand our global presence to new markets throughout the world.
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
Research and development expenses for the twelve months ended December 31, 2012 decreased $6.9 million from the same period in 2011. The decrease is primarily the result of a full year of lower personnel expenses as a result of headcount reductions under our restructuring plan. The strategic initiatives that began in late 2011 and were completed in 2012 involved consolidating facilities and engineer teams and activities to be closer to our customers.
The increase in research and development expenses of $8.4 million in the twelve months ended December 31, 2011 as compared to the same period in 2010 was primarily the result of a full year of engineering expenses for PV Powered. We continued to invest in product development in both the Thin Film and Solar Energy businesses to meet customer needs.

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
Selling general and administrative ("SG&A") expenses decreased $10.6 million in the twelve months ended December 31, 2012 as compared to the same period in 2011. The decrease is primarily due to a significant reduction in bad debt expenses from 2011 coupled with recoveries of balances reserved in the prior year. Lower commissions due to lower sales, reductions in advertising and trade show expenses, and reductions in outside services also contributed to the decline in SG&A spending.
SG&A expenses increased $5.2 million in the twelve months ended December 31, 2011 as compared to the same period in 2010. The increase is primarily due to a full year of expenses for employees added through the acquisition of PV Powered combined with an increase in bad debt expense, which was partially offset by significantly lower incentive expenses in 2011 based on a decline in company performance in the second half of the year.
Amortization Expense
Amortization expense was $5.7 million for the twelve months ended December 31, 2012, compared to $3.9 million for the same period ending December 31, 2011 and $2.9 million for the same period ending December 31, 2010. The increase of $1.8 million in 2012 is due primarily to amortization on in-process research and development that was placed into service in the first quarter of 2012. Also included in amortization for 2012 is a partial year of amortization on $8.2 million of amortizable intangible assets acquired with the purchase of Solvix. See Note 11 — Intangible Assets to our Consolidated Financial Statements for additional information on intangible assets and related future amortization.
Restructuring Charges
In September 2011, we announced several initiatives designed to realign our manufacturing and research and development activities in order to foster growth and enhance profitability. These initiatives are designed to align research and development activities with the location of our customers and reduce product costs for the Solar Energy business. Since the start of this plan, we have reduced the global workforce by 16.4%, consolidated our facilities by terminating or exiting several leases, and recorded impairments for assets no longer in use due to the restructuring of our business.
Other Income
Other income consists primarily of interest income and expense, foreign exchange gains and losses, and other miscellaneous items.
Interest income for the twelve month periods ending December 31, 2012, 2011, and 2010 was $0.6 million, $0.2 million, and $0.5 million, respectively. Interest rates have remained very low in 2012 resulting in interest income increasing only slightly due to higher cash balances in 2012.
Other income, net was $2.4 million in 2012, $1.2 million in 2011 and $2.2 million in 2010. The increase in other income, net in 2012 is due to the gain on the sale of fixed assets of $1.9 million related to ending our contract manufacturing agreement with HML. The decrease in 2011 as compared to 2010 was mainly due to $1.2 million in net revenue recognized in 2010 from PV Powered’s participation in the Solar Energy Grid Integration System Program sponsored by the Department of Energy. The revenue related to this program declined in 2011 as the project in process was completed.
Provision for Income Taxes

We recorded a 2012 income tax provision of $9.6 million, or an effective tax rate of 32.3%. The effective rate differs from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, a benefit from the federal alternative minimum tax credit, a domestic production activity benefit, offset by a net expense related to a change in the valuation allowance applicable to deferred tax assets.

We recorded a 2011 income tax provision of $13.6 million, or an effective tax rate of 27.0%. The effective tax rate differs from the statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, a domestic production activity benefit, and the federal research and development tax credit.

We recorded a 2010 income tax provision of $13.8 million, or an effective tax rate of 20.5%. The effective tax rate differs from the statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates and the federal research and development tax credit.
Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof; and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.
Pursuant to the American Taxpayer Relief Act of 2012, the federal research and development credit has been reenacted retroactively to January 1, 2012. As the law implementing this change was signed on January 3, 2013, we expect to record a discrete tax benefit, attributable to the 2012 retroactive period, of approximately $1.5 million during the first quarter of 2013. In addition, we expect the Act's extension of the federal research and development credit will favorably affect our 2013 estimated annual effective tax rate by approximately 2.7 percentage points as compared to 2012.
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
Liquidity and Capital Resources
LIQUIDITY
Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts will depend on our ability to generate cash from operating activities. Our operating activities are subject to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, cash generated from current operations and availability under our Credit Facility (as defined below).
At December 31, 2012, we had $172.2 million in cash, cash equivalents, and marketable securities. We believe that adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.
On October 12, 2012, we entered into an agreement with Wells Fargo Bank, National Association which provides for a secured revolving credit facility ("Credit Facility") of up to $50.0 million. Borrowings under the Credit Facility are subject to a borrowing base based upon our accounts receivable and inventory and are available for various corporate purposes. The Credit Facility provides us further flexibility for execution of our strategic plans including acquisitions. For more information on the Credit Facility see Note 22 - Credit Facility of our Consolidated Financial Statements.
On October 30, 2012, we announced a $25.0 million share repurchase program authorized by our Board of Directors. The repurchase program will occur over the next twelve months, requires no minimum number of shares to be repurchased, and may be discontinued at any time. No repurchases were made under this program through December 31, 2012.

CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing, activities is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$110,777	$38,095	$18,344
Net cash used in investing activities	(24,527)	(34,724)	(16,710)
Net cash provided by (used in) financing activities	(54,864)	(17,092)	1,376
Effect of currency translation on cash	(2,461)	446	(5,202)
Increase (decrease) in cash and cash equivalents	28,925	(13,275)	(2,192)
Cash and cash equivalents, beginning of the period	117,639	130,914	133,106
Cash and cash equivalents, end of the period	$146,564	$117,639	$130,914
2012 CASH FLOWS COMPARED TO 2011
Net cash provided by operating activities
Net cash provided by operating activities for the twelve months ended December 31, 2012 was $110.8 million, compared to $38.1 million for the same period ended December 31, 2011. The increase of $72.7 million in net cash flows from operating activities is primarily due to the collection of accounts receivable during 2012. Although sales declined in 2012 approximately 12.6%, accounts receivable balances declined nearly 36.6% as a result of improved collection efforts.
Net cash used in investing activities
Net cash used in investing activities for the twelve months ended December 31, 2012 was $24.5 million, a decrease in cash used of $10.2 million from the prior year. Investments in marketable securities used less cash in 2012 than in 2011 as cash was needed to fund the acquisition of Solvix. Investments in marketable securities used $1.2 million in 2012 as compared to $15.8 million in 2011, a difference of $14.7 million. The acquisition of Solvix used $15.3 million of cash.
Capital expenditures in 2012 were significantly lower compared to 2011 as the prior year included the expansion of production capacity for solar inverters and additions for test equipment related to research and development activities. We expect to fund future capital expenditures with cash generated from operations.
Net cash provided by (used in) financing activities
Net cash used in financing activities in the twelve months ended December 31, 2012 was $54.9 million, a $37.8 million increase from $17.1 million in the same period of 2011. In November 2011 we announced a $75.0 million share repurchase program, of which $57.1 million was used to repurchase 4.7 million shares in 2012 compared to $17.9 million to repurchase 1.7 million shares in 2011. The repurchase program was completed during the second quarter of 2012. The exercise of stock options provided $3.7 million of cash in 2012 as compared to $2.0 million in 2011.
2011 CASH FLOWS COMPARED TO 2010
Net cash provided by operating activities
Net cash provided by operating activities for the twelve months ended December 31, 2011 was $38.1 million, compared to $18.3 million for the same period ended December 31, 2010. The $19.8 million increase in net cash flows from operating activities is primarily due to the collection of accounts receivable on increased sales in 2011 partially offset by the payment of bonuses accrued at December 31, 2010 .
Net cash flows used in investing activities
Net cash used in investing activities for the twelve months ended December 31, 2011 was $34.7 million, an increase of cash used of $18.0 million from the prior year. The additional cash used for investing activities in 2011 is a result of an increase in the purchase of marketable securities in 2011 due to higher levels of cash available for investment. Investments in marketable securities used $15.8 million in 2011 as compared to providing $34.5 million in 2010 which, combined with the $43.3 million of cash received from the sale of our gas flow control business, was used to fund our $75.6 million cash outlay for the acquisition of PV Powered in 2010.

Capital expenditures in 2011 were relatively flat compared to 2010 and included the expansion of production capacity for solar inverters and additions for test equipment related to research and development activities.
Net cash flows provided by (used in) financing activities
Net cash used in financing activities in the twelve months ended December 31, 2011 was $17.1 million, an $18.5 million change from the cash provided by financing activities of $1.4 million in the same period of 2010. In November 2011, we announced a $75.0 million share repurchase program, of which $17.9 million of cash was used to repurchase 1.7 million shares through the end of 2011. As of June 30, 2012, we have completed this repurchase program. Total shares repurchased are 6.4 million shares of our common stock for $75.0 million.
Effect of currency translation on cash
The effect of foreign currency translations on cash changed $2.9 million to a $2.5 million negative impact for the year ended December 31, 2012 compared to a $0.4 million positive impact for the year ended December 31, 2011. The net effect of foreign currency translations on cash changed $5.6 million to a $0.4 million positive impact for the year ended December 31, 2011 compared to a $5.2 million negative impact for the year ended December 31, 2010.
The functional currencies of our worldwide operations primarily include U.S. dollar ("USD"), Japanese Yen ("JPY"), Chinese Yuan ("CNY"), New Taiwan Dollar ("TWD"), South Korean Won ("KRW"), British Pound ("GBP") and Euro ("EUR"). Our purchasing and sales activities are primarily denominated in USD, JPY, CNY and EUR. The change in these key currency rates during the years ended December 31, 2012, 2011 and 2010 are as follows:

		Years Ended December 31,
From	To	2012	2011	2010
CNY	USD	1.2%	4.7%	3.4%
EUR	USD	2.0%	(3.2)%	(7.2)%
JPY	USD	(10.7)%	5.0%	13.7%
KRW	USD	9.3%	(3.4)%	3.0%
TWD	USD	4.6%	(4.0)%	9.7%
GBP	USD	4.9%	(0.2)%	(4.3)%
Off Balance Sheet Arrangements
We have no off-balance sheet arrangements or variable interest entities.
Contractual Obligations
The following table sets forth our future payments due under contractual obligations as of December 31, 2012:

		Less than			More than 5
Contractual Obligations:	Total	1 year	1 -3 years	3-5 years	years
	(In thousands)
Operating lease obligations	$23,654	$5,145	$8,368	$3,532	$6,609
Purchase obligations	54,400	54,400	—	—	—
	$78,054	$59,545	$8,368	$3,532	$6,609

As of December 31, 2012, we have $12.8 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table. Purchase obligations include firm commitments and agreements with various suppliers to ensure the availability of components.
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
Market Risk and Risk Management
In the normal course of business, we have exposures to interest rate risk from our investments, credit facility, and foreign exchange rate risk related to our foreign operations and foreign currency transactions.
Interest Rate Risk
Our market risk exposure relates to changes in interest rates in our investment portfolio and credit facility. We generally place our investments with high-credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk, and reinvestment risk.
As of December 31, 2012, our investments consisted primarily of treasury bills, certificates of deposit, corporate bonds, municipal bonds, agency bonds and institutional money markets, all with maturity of less than 2 years. As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by approximately $0.3 million.
We had no debt outstanding as of December 31, 2012. Our only debt instrument at December 31, 2012 was the Credit Facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it. However, assuming a full drawdown on the revolving credit facility, and holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $0.5 million over the course of 12 months.
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
We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Advanced Energy Industries, Inc.
We have audited the internal control over financial reporting of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (“Management's Report”). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 6, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 6, 2013

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146,564	$117,639
Marketable securities	25,683	25,567
Accounts receivable, net of allowances of $4,589 and $6,796, respectively	83,914	132,485
Inventories, net of reserves of $14,629 and $13,614, respectively	81,482	80,283
Deferred income tax assets	19,477	9,014
Income taxes receivable	4,315	13,826
Other current assets	9,075	11,672
Total current assets	370,510	390,486
Property and equipment, net	39,523	42,338

Deposits and other	7,529	8,959
Goodwill	60,391	46,515
Other intangible assets, net	46,209	43,438
Deferred income tax assets	13,998	1,642
Total assets	$538,160	$533,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,044	$44,828
Income taxes payable	11,029	3,310
Accrued payroll and employee benefits	11,675	9,184
Accrued warranty expense	7,419	8,433
Other accrued expenses	15,399	10,800
Customer deposits	2,080	14,689
Total current liabilities	88,646	91,244

Deferred income tax liabilities	16,832	6,475
Uncertain tax positions	13,669	16,404
Accrued warranty expense	7,378	6,286
Other long-term liabilities	24,004	5,630
Total liabilities	150,529	126,039
Commitments and contingencies (Note 17)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued
and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 37,991 and 41,956
issued and outstanding, respectively	38	42
Additional paid-in capital	212,520	254,003
Retained earnings	145,348	124,767
Accumulated other comprehensive income	29,725	28,527
Total stockholders’ equity	387,631	407,339
Total liabilities and stockholders’ equity	$538,160	$533,378
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
SALES	$451,931	$516,799	$459,414
COST OF SALES	284,185	311,642	260,215
GROSS PROFIT	167,746	205,157	199,199
OPERATING EXPENSES:
Research and development	58,076	64,984	56,604
Selling, general, and administrative	69,127	79,722	74,543
Amortization of intangible assets	5,696	3,852	2,864
Restructuring charges	7,473	7,348	—
Total operating expenses	140,372	155,906	134,011
OPERATING INCOME	27,374	49,251	65,188
Interest income	607	169	539
Other income, net	1,825	1,048	1,682
Total other income	2,432	1,217	2,221
Income from continuing operations before income taxes	29,806	50,468	67,409
Provision for income taxes	9,630	13,614	13,816
INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	20,176	36,854	53,593
Gain on sale of discontinued operations, net of income taxes	—	—	12,531
Income from discontinued operations, net of income taxes	405	(540)	5,068
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	405	(540)	17,599
NET INCOME	$20,581	$36,314	$71,192

Basic weighted-average common shares outstanding	38,879	43,465	42,862
Diluted weighted-average common shares outstanding	39,447	43,954	43,419
EARNINGS PER SHARE:
CONTINUING OPERATIONS:
BASIC EARNINGS PER SHARE	$0.52	$0.85	$1.25
DILUTED EARNINGS PER SHARE	$0.51	$0.84	$1.23
DISCONTINUED OPERATIONS
BASIC EARNINGS (LOSS) PER SHARE	$0.01	$(0.01)	$0.41
DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.01)	$0.41
NET INCOME:
BASIC EARNINGS PER SHARE	$0.53	$0.84	$1.66
DILUTED EARNINGS PER SHARE	$0.52	$0.83	$1.64

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$20,581	$36,314	$71,192
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,188	1,474	(343)
Unrealized gains (losses) on marketable securities	10	(21)	9
Comprehensive income	$21,779	$37,767	$70,858

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2009	42,044	$42	$233,623	$17,261	$27,408	$278,334
Stock issued from equity plans	288	—	1,397	—	—	1,397
Stock issued for acquisition of PV Powered	998	1	14,689	—	—	14,690
Stock-based compensation	—	—	8,501	—	—	8,501
Excess tax benefit from stock-based compensation	—	—	188	—	—	188
Comprehensive income:
Equity adjustment from foreign currency translation	—	—	—	—	(343)	(343)
Unrealized holding gains	—	—	—	—	9	9
Net income	—	—	—	71,192	—	71,192
Total comprehensive income	—	—	—	71,192	(334)	70,858
Balances, December 31, 2010	43,330	$43	$258,398	$88,453	$27,074	$373,968
Stock issued from equity plans	370	—	1,981	—	—	1,981
Stock-based compensation	—	—	12,529	—	—	12,529
Excess tax benefit from stock-based compensation	—	—	(1,011)	—	—	(1,011)
Stock buyback	(1,744)	(1)	(17,894)	—	—	(17,895)
Comprehensive income:
Equity adjustment from foreign currency translation	—	—	—	—	1,474	1,474
Unrealized holding losses	—	—	—	—	(21)	(21)
Net income	—	—	—	36,314	—	36,314
Total comprehensive income	—	—	—	36,314	1,453	37,767
Balances, December 31, 2011	41,956	$42	$254,003	$124,767	$28,527	$407,339
Stock issued from equity plans	691	1	3,721	—	—	3,722
Stock-based compensation	—	—	12,720	—	—	12,720
Excess tax benefit from stock-based compensation	—	—	(811)	—	—	(811)
Stock buyback	(4,656)	(5)	(57,113)	—	—	(57,118)
Comprehensive income:
Equity adjustment from foreign currency translation	—	—	—	—	1,188	1,188
Unrealized holding gains	—	—	—	—	10	10
Net income	—	—	—	20,581	—	20,581
Total comprehensive income	—	—	—	20,581	1,198	21,779
Balances at December 31, 2012	37,991	$38	$212,520	$145,348	$29,725	$387,631
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,581	$36,314	$71,192
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	17,786	14,525	10,736
Stock-based compensation expense	12,720	12,529	8,501
Provision (benefit) for deferred income taxes	(6,528)	3,363	5,284
Restructuring charges	7,473	7,348	—
Net gain on disposal of gas flow control business	—	—	(12,531)
Net loss on disposal of assets	286	1,629	—
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	49,577	(12,135)	(62,136)
Inventories	(375)	(3,465)	(41,299)
Other current assets	5,294	1,689	(6,318)
Accounts payable	(2,710)	(10,813)	26,521
Other current liabilities and accrued expenses	(7,150)	(2,834)	27,163
Income taxes	13,823	(8,087)	(9,188)
Non-current assets	—	(1,968)	469
Non-current liabilities	—	—	(50)
Net cash provided by operating activities	110,777	38,095	18,344
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(29,580)	(31,598)	(109,516)
Proceeds from sale of marketable securities	28,399	15,761	144,055
Proceeds from sale of gas flow control business	—	—	43,260
Proceeds from the sale of assets	2,200	—	—
Acquisitions, net of cash acquired	(15,313)	—	(75,577)
Purchases of property and equipment	(10,233)	(18,887)	(18,932)
Net cash used in investing activities	(24,527)	(34,724)	(16,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(562)	—	—
Purchase and retirement of common stock	(57,118)	(17,895)	—
Proceeds from exercise of stock options	3,722	1,981	1,397
Excess tax from stock-based compensation deduction	(811)	(1,011)	188
Other financing activities	(95)	(167)	(209)
Net cash provided by (used in) financing activities	(54,864)	(17,092)	1,376
EFFECT OF CURRENCY TRANSLATION ON CASH	(2,461)	446	(5,202)
INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	28,925	(13,275)	(2,192)
CASH AND CASH EQUIVALENTS, beginning of period	117,639	130,914	133,106
CASH AND CASH EQUIVALENTS, end of period	$146,564	$117,639	$130,914
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17	$74	$55
Cash paid for income taxes	3,630	23,254	25,182
Cash received for refunds of income taxes	7,434	7,430	1,687
Cash held in banks outside the United States	36,185	67,426	22,032
NONCASH TRANSACTIONS:
Common stock issued as partial consideration for PV Powered acquisition	$—	$—	$14,690
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
NOTE 1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
We design, manufacture, sell, and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film deposition for various products, such as semiconductor devices, flat panel displays, solar panels, and architectural glass. We also supply thermal instrumentation products for advanced temperature control in the thin-film process for these same markets. Our solar inverter products support renewable power generation solutions primarily for commercial, and utility-scale solar projects and installations. Our network of global service support centers offer repair services, conversions, upgrades, and refurbishments to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for individual photovoltaic (“PV”) sites of all sizes.
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
Foreign Currency Translation — The functional currency of our foreign subsidiaries is their local currency, with the exception of our manufacturing facility in Shenzhen, The People's Republic of China (“PRC”) where the United States dollar is the functional currency. Assets and liabilities of foreign subsidiaries are translated to United States dollars at period-end exchange rates, and our Consolidated Statements of Operations and Cash Flows are translated at average exchange rates during the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income.
Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in foreign currency transaction gains and losses which are reflected as unrealized (based on period end translation) or realized (upon settlement of the transactions) in other income, net in our Consolidated Statements of Operations.
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
At December 31, 2012, our accounts receivable from Applied Materials were $10.9 million, comprising 13.0% of our total accounts receivable. At December 31, 2011, our accounts receivable from Hitachi Metals, Ltd. were $21.5 million, comprising 16.2% of our total accounts receivable. No other customer balance exceeded 10% of our total accounts receivable balance at December 31, 2012 or December 31, 2011. We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are recorded at net realizable value. We have not historically charged interest on overdue balances, although we do notify our customers that we reserve the right to do so. We maintain a credit approval process and we make significant judgments in connection with assessing our customers’ ability to pay at the time of shipment. Despite this assessment, from time to time, our customers are unable to meet their payment obligations. We continuously monitor our customers’ credit worthiness and use our judgment in establishing a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of accounts receivable and our future operating results.
Changes in allowance for doubtful accounts are summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balances at beginning of period	$6,796	$3,440	$1,975
Additions - charged to expense	1,705	4,806	1,814
Deductions - write-offs, net of recoveries	(3,912)	(1,450)	(349)
Balances at end of period	$4,589	$6,796	$3,440
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
Property and Equipment — Property and equipment is stated at cost or estimated fair value if acquired in a business combination. Depreciation is computed over the estimated useful lives using the straight-line method. Estimated useful lives for financial reporting purposes are as follows: building, 20 to 40 years; machinery, equipment, furniture and fixtures and vehicles, three to 10 years; and computer and communication equipment, three years.
Amortization of leasehold improvements and leased equipment is calculated using the straight-line method over the lease term or the estimated useful life of the assets, whichever period is shorter. Additions, improvements, and major

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renewals are capitalized, while maintenance, repairs, and minor renewals are expensed as incurred. When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in other income, net, in our Consolidated Statements of Operations.
Intangible Assets, Goodwill and Other Long-Lived Assets — We completed our acquisitions of PV Powered in May 2010 and Solvix in November 2012 for total costs of $90.3 million and $21.2 million, respectively. As a result of our acquisitions, we identified and recorded intangible assets and goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful lives. Goodwill is subject to annual impairment testing, as well as testing upon the occurrence of any event that indicates a potential impairment. Intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows.
Due to the restructuring plan announced in 2011, we determined there were indicators of impairment related to one research and development project that was recorded as in-process research and development in conjunction with the acquisition of PV Powered. This project was abandoned as part of the restructuring plan and thus resulted in an impairment of the intangible asset recorded. In December 2011, we recorded an impairment of $1.1 million as part of our restructuring charges related to this project.
The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to our carrying value of these assets and may result in material charges to our results of operations.
The annual impairment test for goodwill can be performed using an assessment of qualitative factors in determining if it is more likely than not that goodwill is impaired. If this assessment indicates that it is more likely than not that goodwill is impaired, the next step of impairment testing compares the fair value of a reporting unit to its carrying value. Goodwill would be impaired if the resulting implied fair value of goodwill was less than the recorded carrying value of the goodwill. We performed an assessment of qualitative factors for our annual impairment tests as of October 31, 2012 and 2011. The qualitative factors assessed include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance of our solar inverter business. This assessment resulted in the conclusion that it is not more likely than not that our goodwill is impaired.
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
We maintain a worldwide support organization in eight countries, including the United States, the PRC, Japan, Korea, Taiwan, Canada, Germany, and Great Britain. Support services include warranty and non-warranty repair services, upgrades, and refurbishments on the products we sell. Revenue from repairs and replacements, that are non-warranty in nature, are recognized as the work is performed on a time and materials basis. Repairs that are covered under our standard warranty do not generate revenue.
We also provide our customers with extended warranty and preventive maintenance service contract options on the products we sell. Any up-front fees received for extended warranties or maintenance plans are deferred and recognized ratably over the service periods, as defined in the agreements. We deferred revenue related to extended warranties totaling $20.5 million as of December 31, 2012 and $12.9 million as of December 31, 2011, including the current portion.
Based on the credit worthiness of certain customers, we may require payment prior to the manufacture or shipment of products purchased by these customers. Cash payments received prior to shipment are recorded as customer deposits, a current liability, and then recognized as revenue when appropriate based upon the revenue recognition criteria discussed earlier in this section. As of December 31, 2012 and December 31, 2011 the total amount of customer deposits was $2.1 million and

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$14.7 million, respectively. We do not offer price protection to customers, or allow returns, unless covered by our normal policy for repair of defective products.
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
Warranty Costs — We provide for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. We offer warranty coverage for a majority of our thin-film products for periods typically ranging from 12 to 24 months after shipment. We warrant our solar inverter products for five to ten years. We estimate the anticipated costs of repairing our products under such warranties based on the historical costs of the repairs. The assumptions we use to estimate warranty accruals are reevaluated periodically in light of actual experience of each product platform. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations.
Stock-Based Compensation — Accounting for stock-based compensation requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Except as noted below, we have estimated the fair value of all stock options and awards on the date of grant using the Black-Scholes-Merton pricing model, which is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rates and expected dividends. We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. Our expected volatility assumption is based on the historical daily closing price of our stock over a period equivalent to the expected life of the options. Our Long-term Incentive Plan ("LTI Plan") includes a cash settlement option for awards of restricted stock units, although it is our intent to settle these awards in stock.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Acquisition
PV Powered, Inc.
On May 3, 2010, we acquired PV Powered, Inc., a privately-held corporation and a leading solar inverter company based in Bend, Oregon, pursuant to an Agreement and Plan of Merger dated March 24, 2010 between Advanced Energy, PV Powered, and Neptune Acquisition Sub, Inc. (“Acquisition Sub”), an Oregon corporation and wholly-owned subsidiary of Advanced Energy, and Amendment No. 1 to the Agreement and Plan of Merger dated April 21, 2010 (together with the Agreement and Plan of Merger, the “Merger Agreement”). Pursuant to the Merger Agreement, Acquisition Sub merged with and into PV Powered, with PV Powered being the surviving corporation and a wholly-owned subsidiary of Advanced Energy (the “Merger” or “Acquisition”).
We acquired all of the outstanding PV Powered common stock for total consideration with a fair value of approximately $90.3 million consisting of 1.0 million shares of Advanced Energy common stock with a market value of approximately $14.7 million, cash payments totaling $75.6 million, net of cash acquired.

Solvix SA
On November 8, 2012, we acquired Solvix SA ("Solvix"), a privately-held Switzerland based company, pursuant to a stock purchase agreement dated November 8, 2012 between AEI International Holdings, CV ("AEI CV"), a wholly-owned subsidiary of Advanced Energy incorporated in the Netherlands, and CPA Group SA ("CPA Group"), a privately held Switzerland company. Pursuant to the stock purchase agreement, AEI CV purchased 100% of the outstanding stock of Solvix.
We acquired all of the outstanding Solvix common stock for total consideration with a fair value of approximately $21.2 million consisting of cash payments totaling $15.3 million, net of cash acquired, and contingent consideration payable to the former shareholders of Solvix. The additional cash consideration of up to $7.9 million is payable to CPA Group if certain milestone targets are met during the year ending December 31, 2013 and certain financial targets are met in the three years ended December 31, 2015. The estimated fair value of this contingent consideration is approximately $5.3 million as of

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 8, 2012, of which $2.8 million is included in Accrued Liabilities and $2.3 million is included in Other Long Term Liabilities on the Consolidated Balance Sheet.
Solvix is a manufacturer of power supplies for the surface treatment and thin films industry. Solvix manufactures products that bring plasma-based sputtering and cathodic arc deposition applications to Advanced Energy's existing product portfolio. Solvix has approximately 10 employees and had revenues of $5.2 million in its fiscal year ended September 30, 2012.
The Solvix product line will continue to be manufactured in Switzerland under a contract manufacturing agreement with CPA Group until production is moved to our Shenzhen facility in 2013.
We recorded the acquisition of Solvix using the acquisition method of accounting, in accordance with authoritative accounting guidance for business combinations, and the purchase price was allocated to the tangible assets, intangible assets and liabilities acquired based on estimated fair values on November 8, 2012. The excess of the purchase price (consideration transferred) over the respective fair values of identifiable assets and liabilities acquired was recorded as goodwill. The goodwill resulting from the acquisition is not tax deductible.
Direct transaction costs totaled approximately $0.2 million and include investment banking, legal, and accounting fees and other external costs directly related to the Acquisition and are included in selling, general, and administrative expense in our Consolidated Statement of Operations.
The components of the fair value of the total consideration transferred for the Solvix acquisition are as follows (in thousands):

Cash paid to owners	$16,673
Contingent consideration	5,253
Cash acquired	(680)
Total fair value of consideration transferred	$21,246
    The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of November 8, 2012 (in thousands):

Cash	$680
Accounts receivable	1,074
Inventories	57
Other receivables	32
Other current assets	46
Property and equipment	43
Accounts payable	(390)
Accrued payroll and employee benefits	(186)
Other accrued expenses	(159)
Customer deposits	(38)
Deferred tax liabilities	(1,628)
(469)
Amortizable intangible assets:
Trademarks	106
Technology	2,723
Customer relationships	5,387
Total amortizable intangible assets	8,216
Total identifiable net assets	7,747
Goodwill	13,499
Total fair value of consideration transferred	$21,246

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the intangible assets acquired, amortization method and estimated useful lives as of November 8, 2012 follows (in thousands, except useful life):

	Amount	Amortization Method	Useful Life
Trademarks	$106	Straight-line	3
Technology	2,723	Straight-line	9
Customer relationships - other	744	Straight-line	7
Customer relationships - design	4,643	Straight-line	12
	$8,216
Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date.
The cost of the acquisition may increase or decrease based on the final amount payable to the former owner of Solvix related to the financial targets to be met during the three years ending December 31, 2015. Advanced Energy is in the process of finalizing valuations of other intangibles, estimates of the fair value of liabilities associated with the acquisition and deferred taxes and expects to complete the acquisition accounting and required disclosures prior to December 31, 2013.
The results of Solvix operations are included in our Consolidated Statements of Operations for 2012 beginning November 8, 2012 as follows (in thousands):

November 8, to December 31, 2012
Sales	$479
Net loss	(18)
Pro Forma Results for Solvix Acquisition
The following unaudited pro forma financial information presents the combined results of operations of Advanced Energy and Solvix as if the acquisition had occurred as of January 1, 2011. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2011. The unaudited pro forma financial information for the years ended December 31, 2012 and 2011 includes the historical results of Advanced Energy for the years ended December 31, 2012 and 2011, historical results of Solvix for the period January 1, 2011 to November 7, 2012, and the post-acquisition results of Solvix for the period November 8, 2012 to December 31, 2012.
The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets and related tax effects. These pro forma results consider the sale of the gas flow control business and related product lines as discontinued operations. The unaudited pro forma results follow (in thousands, except per share data):

	(Unaudited)
	Years Ended December 31,
	2012	2011
Sales	$456,081	$524,347
Net income	20,733	37,160
Earnings per share:
Basic	$0.53	$0.85
Diluted	0.52	0.85
Disposition
On October 15, 2010, we completed the sale of our gas flow control business, which included the Aera® mass flow control and related product lines to Hitachi Metals, Ltd. ("Hitachi"), for approximately $43.3 million. Assets and liabilities sold included, without limitation, inventories, real property in Hachioji, Japan, equipment, certain contracts, intellectual property rights related to the gas flow control business and certain warranty liability obligations, which were included in the Thin Film business unit.

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
In accordance with authoritative accounting guidance for reporting discontinued operations, for the periods reported in this Form 10-K, the results of continuing operations were reduced by the revenue and costs associated with the gas flow control business, which are included in the income from discontinued operations, net of income taxes, in our Condensed Consolidated Statements of Operations.
Operating results of discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Sales	$8,959	$27,823	$51,204
Cost of sales	9,189	27,671	38,327
Gross profit (loss)	(230)	152	12,877
Operating expenses:
Research and development	—	8	1,922
Selling, general, and administrative	88	862	3,301
Amortization of intangible assets	—	—	246
Total operating expenses	88	870	5,469
Operating income (loss) from discontinued operations	(318)	(718)	7,408
Other income (expense)	881	(26)	—
Gain on sale of net assets of discontinued operation	—	—	14,249
Income (loss) from discontinued operations before income taxes	563	(744)	21,657
Provision for income taxes
Income taxes on income from discontinued operations	158	(204)	2,340
Income Taxes on gain on sale of net assets of discontinued operations	—	$—	1,718
Total provision for income taxes	158	(204)	4,058
Income (loss) from discontinued operations, net of income taxes	$405	$(540)	$17,599

NOTE 3.	INCOME TAXES
The geographic distribution of pretax income (loss) is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$17,905	$54,339	$47,010
Foreign	11,901	(3,871)	20,399
	$29,806	$50,468	$67,409

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes is summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$11,248	$9,101	$1,566
State and local	2,273	970	916
Foreign taxes	2,637	180	4,688
Total current provision	$16,158	$10,251	$7,170
Deferred:
Federal	$(7,914)	$3,525	$4,879
State and local	$(1,174)	$145	$278
Foreign taxes	2,560	(307)	1,489
Total deferred provision	(6,528)	3,363	6,646
Total provision for income taxes	$9,630	$13,614	$13,816

The following reconciles our effective tax rate on income from continuing operations to the federal statutory rate of 35%:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Income taxes per federal statutory rate	$10,433	$17,664	$23,566
State income taxes, net of federal deduction	417	777	849
Change in valuation allowance	1,694	—	—
Stock based compensation	745	1,150	300
Tax effect of foreign operations	(2,166)	(3,192)	(12,187)
Tax credits	(1,317)	(1,432)	(2,003)
Domestic production activity benefit	(327)	(1,436)	—
Other	151	83	3,291
Total provision for income taxes	$9,630	$13,614	$13,816

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following:

	Years Ended December 31,
	2012	2011
	(In thousands)
Deferred tax assets
Stock based compensation	9,460	6,808
Net operating loss and tax credit carryforwards	6,106	11,898
Excess and obsolete inventory	5,381	4,532
Warranty reserve	4,024	3,111
Deferred revenue	3,958	2,915
Vacation accrual	700	636
Restructuring	515	471
Bad debt reserve	415	755
Employee bonuses and commissions	36	40
Other	—	725
Deferred tax assets	$30,595	$31,891
Less: Valuation allowance	(2,551)	(4,990)
Net deferred tax assets	$28,044	$26,901
Deferred tax liabilities
Depreciation and amortization	(14,789)	(20,829)
Other	(750)	—
Unrepatriated earnings	—	(2,139)
Deferred tax liabilities	$(15,538)	$(22,968)
Net deferred tax assets/liabilities	$12,506	$3,933

As of December 31, 2012, we had federal, foreign, and state net operating loss carryforwards of approximately $1.4 million, $6.9 million, and $72.5 million respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state laws. The federal net operating losses expire at various dates through December 31, 2028. During the year, we determined that federal net operating loss carryforwards of $2.5 million, previously subject to a full valuation loss, could be utilized and we recorded a tax benefit in the current year for such losses. In addition, we determined that $11.4 million of net operating loss carryforwards exceeded the amount permissible to be used under tax law. We wrote off these net operating loss carryforwards, and reversed the related valuation allowance, in the current year. There was no impact to our income tax provision or to our net total deferred tax assets as a result of this adjustment. The foreign net operating losses consist primarily of Japan net operating losses totaling $6.6 million. A valuation allowance has been provided on the full amount of the Japan net operating losses. If not utilized, the Japan net operating losses will expire in 2021. The state net operating losses have various dates of expiration.
We repatriated $30.0 million from Japan during the second quarter of 2012 for which a deferred tax liability of $2.1 million had been recorded in 2010. The deferred tax liability was reclassified into current taxes payable in the second quarter of 2012. Other than this repatriation, undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Unrepatriated earnings of approximately $84.1 million could become subject to U.S. income taxes subject to a reduction for foreign tax credits and withholding taxes payable to the various foreign countries if they are remitted as dividends, are loaned to us, or if we sell our stock in the subsidiaries. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.
We account for uncertain tax positions by applying a minimum recognition threshold to tax positions before recognizing these positions in the financial statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of our total gross unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$16,018	$15,665	$14,987
Additions based on tax positions taken during a prior period	—	—	318
Reductions based on tax positions taken during a prior period	—	—	(21)
Additions based on tax positions taken during the current period	295	353	381
Reductions based on tax positions taken during the current period	—	—	—
Reductions related to settlement of tax matters	—	—	—
Reductions related to a lapse of applicable statute of limitations	(3,503)	—	—
Balance at end of period	$12,810	$16,018	$15,665
If the $12.8 million of tax contingencies recorded on our balance sheet reverse, $8.5 million will affect our effective tax rate. The tax years 2004 through 2012 remain open to examination by the United States and foreign taxing jurisdictions to which we are subject. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We had an immaterial amount of accrued interest and penalties at December 31, 2012 and 2011. We do not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010 (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Income from continuing operations, net of income taxes	$20,176	$36,854	$53,593
Basic weighted-average common shares outstanding	38,879	43,465	42,862
Assumed exercise of dilutive stock options and restricted stock units	568	489	557
Diluted weighted-average common shares outstanding	39,447	43,954	43,419
Income from continuing operations:
Basic earnings per share	$0.52	$0.85	$1.25
Diluted earnings per share	$0.51	$0.84	$1.23
The following stock options and restricted units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Years Ended December 31,
	2012	2011	2010
Stock options	4,960	4,550	3,588
Restricted stock units	—	18	1
Stock Buyback
In November 2011, our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock over a twelve-month period. Under this program, during the year ended ended December 31, 2012, we repurchased and retired 4.7 million shares of our common stock for a total of $57.1 million. As of June 30, 2012, we have completed this repurchase program. Total shares repurchased were 6.4 million shares of our common stock for $75.0 million.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All share repurchases were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.
In October 2012, our Board of Directors authorized a program to repurchase up to $25.0 million of our common stock over a twelve-month period. Under this program, during the year ended ended December 31, 2012, we have not yet repurchased any shares.

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
The composition of our marketable securities is as follows (in thousands):

	December 31,		December 31,
	2012		2011
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$749	$749	$2,395	$2,395
Certificates of deposit	12,498	12,498	8,333	8,326
Corporate bonds/notes	11,274	11,253	7,534	7,523
Municipal bonds/notes	285	285	—	—
Agency bonds/notes	900	898	7,320	7,323
Total marketable securities	$25,706	$25,683	$25,582	$25,567
The maturities of our marketable securities available for sale as of December 31, 2012 are as follows:

	Earliest		Latest
Commercial paper	4/5/2013	to	4/5/2013
Certificates of deposit	1/15/2013	to	11/24/2014
Corporate bonds/notes	1/15/2013	to	5/15/2014
Municipal bonds/notes	9/1/2013	to	9/1/2013
Agency bonds/notes	7/1/2013	to	7/1/2013
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next twelve months.
As of December 31, 2012, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We manage these risks through the use of derivative financial instruments, primarily forward contracts. During the years ended ended December 31, 2012 and 2011, we entered into foreign currency exchange forward contracts to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one month periods. At December 31, 2012 and 2011, we had both EUR and CAD forward contracts.
The notional amount of foreign currency exchange contracts at December 31, 2012 and 2011 was $20.5 million and $32.3 million, respectively, and the fair value of these contracts was not significant at December 31, 2012 and 2011. During the years ended ended December 31, 2012 and 2011, we recognized a loss of $0.5 million and a gain $1.6 million, respectively, on our foreign currency exchange contracts. These gains and losses were offset by corresponding gains and losses on the

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related intercompany debt and both are included as a component of other income, net, in our Consolidated Statements of Operations.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of December 31, 2012, and December 31, 2011. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of December 31, 2012, and December 31, 2011.

December 31, 2012	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$—	$749	$—	$749
Certificates of deposit	—	12,498	—	12,498
Corporate bonds/notes	—	11,253	—	11,253
Municipal bonds/notes	—	285	—	285
Agency bonds/notes	898	—	—	898
Total marketable securities	$898	$24,785	$—	$25,683

December 31, 2011	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$—	$2,395	$—	$2,395
Certificates of deposit	—	8,326	—	8,326
Corporate bonds/notes	—	7,523	—	7,523
Municipal bonds/notes	—	—	—	—
Agency bonds/notes	7,323	—	—	7,323
Total marketable securities	$7,323	$18,244	$—	$25,567

We did not have any Level 3 investments or financial liabilities measured at fair value, on a recurring basis, as of December 31, 2012 and December 31, 2011. In the third quarter of 2012, we reclassified our investments in corporate bonds and municipal bonds from Level 1 into Level 2 as we believe this more appropriately reflects the level of inputs available for valuing these financial instruments. There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the year ended December 31, 2012.

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
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows (in thousands):

	December 31,	December 31,
	2012	2011
Parts and raw materials	$59,484	$57,962
Work in process	3,728	3,708
Finished goods	18,270	18,613
	$81,482	$80,283

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	December 31,	December 31,
	2012	2011
Buildings and land	$1,794	$1,647
Machinery and equipment	40,993	40,126
Computer and communication equipment	22,895	24,097
Furniture and fixtures	1,845	2,648
Vehicles	359	464
Leasehold improvements	27,976	29,680
Construction in process	3,362	6,352
	99,224	105,014
Less: Accumulated depreciation	(59,701)	(62,676)
Total property and equipment, net	$39,523	$42,338

Depreciation expense recorded in continuing operations and included in selling, general and administrative expense is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Depreciation expense	$12,090	$10,673	$7,226

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Gross carrying amount, beginning of period	$46,515	$48,360
Additions and adjustments	13,499	(1,845)
Translation adjustments	377	—
Gross carrying amount, end of period	$60,391	$46,515
Additions during the year represent the difference between the purchase price paid and the values assigned to identifiable assets acquired and liabilities assumed in purchase accounting, as described in Note 2, Business Acquisition and Disposition.

NOTE 11.	INTANGIBLE ASSETS
Other intangible assets consisted of the following as of December 31, 2012 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$44,668	$83	$(10,775)	$33,976	7
Trademarks and other	13,703	167	(1,637)	12,233	9
Total intangible assets	$58,371	$250	$(12,412)	$46,209
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

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$37,922	$(5,841)	$32,081	7
Trademarks and other	8,210	(875)	7,335	8
Total amortizable intangibles	46,132	(6,716)	39,416
Non-amortizing intangibles:	4,022	—	4,022
Total intangible assets	$50,154	$(6,716)	$43,438
Non-amortizing intangibles include assets acquired in a business combination that are used in research and development activities. These assets are considered to have indefinite lives until the completion or abandonment of the associated research and development efforts. During 2011, we completed two of the research and development projects which resulted in the transfer of $4.4 million of non-amortizing intangibles to amortizing technology-based intangibles. In connection with the restructuring plan begun in September 2011, we determined one of the research and development projects that was in process at the time of acquisition of PV Powered was impaired due to abandonment of the project. The value assigned to that project at the acquisition date and included in the non-amortizing intangibles at the date of acquisition was $1.1 million. This value was recorded as a restructuring charge in our consolidated statement of operations.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense relating to other intangible assets included in our income from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Amortization expense	$5,696	$3,852	$2,864
Estimated amortization expense related to intangibles for each of the five years 2013 through 2017 and thereafter is as follows (in thousands):

Year Ending December 31,
2013	$8,926
2014	9,711
2015	9,257
2016	7,059
2017	3,649
Thereafter	7,607
$46,209

NOTE 12.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2012 (in thousands):

	2012	2011
Accrued liabilities:
Current deferred tax liability	$4,137	$247
Accrued restructuring costs	1,852	1,817
Current contingent consideration	2,773	—
Accrued sales and use tax	1,010	1,077
Other	5,627	7,659
Total accrued liabilities	$15,399	$10,800

Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.

NOTE 13.	WARRANTIES
Provisions of our sales agreements include product warranties customary to these types of agreements, ranging from 18 months to 24 months following installation for Thin Films products and 5 years to 10 years following installation for Solar Energy products. Our provision for the estimated cost of warranties is recorded when revenue is recognized. We estimate the anticipated costs of repairing our products under such warranties based on the historical cost of the repairs. The assumptions we use to estimate warranty accruals are reevaluated periodically, in light of actual experience, and when appropriate, the accruals are adjusted.
We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balances at beginning of period	$14,719	$12,949	$7,005
Warranty liabilities acquired	—	—	2,625
Increases to accruals related to sales during the period	7,561	10,203	10,463
Warranty expenditures	(7,483)	(8,433)	(7,144)
Balances at end of period	$14,797	$14,719	$12,949

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also offer our Solar Energy customers the option to purchase additional warranty coverage up to 20 years after the base warranty period expires. Deferred revenue related to such extended warranty contracts was classified on the Consolidated Balance Sheet as follows (in thousands):

	2012	2011
Customer deposits	$0.4	$8.0
Other long-term liabilities	$20.1	$4.9
Total deferred revenue related to extended warranty contracts	$20.5	$12.9

NOTE 14.	STOCK-BASED COMPENSATION
As of December 31, 2012, we had two active stock-based incentive compensation plans; the 2008 Omnibus Incentive Plan and the Employee Stock Purchase Plan (“ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. At December 31, 2012, there were 8.3 million shares reserved and 0.6 million shares available for future grant under our stock-based incentive plans.
2008 OMNIBUS INCENTIVE PLAN — The 2008 Omnibus Incentive Plan (the “Plan”) provides officers, directors, key employees, and other persons an opportunity to acquire or increase a direct proprietary interest in our operations and future success. Our Board of Directors currently administers the Plan, and makes all decisions concerning which officers, directors, employees, and other persons are granted awards, how many to grant to each recipient, when awards are granted, how the Plan should be interpreted, whether to amend or terminate the Plan, and whether to delegate administration of the Plan to a committee. In May 2010, our shareholders approved an increase from 3,500,000 to 7,500,000 shares authorized for issuance under the Plan. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards may be made as performance incentives to reward attainment of annual or long-term performance goals in accordance with the terms of the Plan. Stock options granted under the Plan may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants, or advisers providing services to us shall in all cases be non-qualified stock options. Included in this plan is our LTI Plan which grants performance-based stock options and awards to selected participants that vest annually over a three-year period upon the achievement of certain annual return on net asset targets. This plan contains an option to settle the restricted stock awards in cash or shares. It is our intent to settle these in shares each year. The Plan will terminate on May 7, 2018 unless the administrator terminates the Plan earlier. As of December 31, 2012, 158,434 shares of common stock were available for grant under the Plan.
Stock-based Compensation Expense
Non-cash stock-based compensation expense is primarily included in general and administrative expense and was $12.7 million, $12.5 million, and $8.5 million for the years ending December 31, 2012, 2011, and 2010, respectively.
Our stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Estimated forfeiture rates for our stock-based compensation expense applicable to options and RSUs was approximately 14% for the year ended December 31, 2012, 13% for the year ended December 31, 2011, and 12% for the year ended December 31, 2010.
Stock Options
Stock option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant and with a four-year vesting schedule and a term of 10 years, except as noted below.
In January 2012, we made grants of performance based options and awards, which will vest annually over a three-year period based on the Company's achievement of return on net assets targets established by our Board of Directors at the time the grants were made. These awards are granted with an exercise price equal to the market price of our common stock at the date of grant and have a term of 10 years.
During the third quarter of 2011, we granted non-qualified stock options to our Chief Executive Officer that will vest based on the achievement of certain stock price targets. The stock-based compensation cost and derived service periods for these stock options were estimated using the Monte Carlo simulation method utilizing a volatility of 61.6% and a risk-free rate of 2.4%. The weighted-average fair value of these awards is $2.92 and the derived service periods range from approximately one and one-half years to approximately two years. As of December 31, 2012, no part of the grant had been achieved. If the targets are not met, the non-qualified stock options will expire on the third anniversary of the grant date.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions by grant year (except those granted to our Chief Executive Officer as noted above):

	2012	2011	2010
Fair value assumptions - stock options:
Risk-free interest rates	0.6% - 1.2%	1.09% - 2.4%	1.3% - 2.6%
Expected dividend yield rates	—%	—%	—%
Expected term	5.9 years	5.5 years	5.8 years
Expected volatility	61.5%	58%	63%
The risk free interest rate is based on the five-year U.S. Treasury Bill at the time of the grant. Historically, company information is the primary basis for selection of the expected dividend yield. The expected term is based on historical experience. Expected volatility is based on historical volatility of our common stock using daily stock price observations.
The weighted-average fair value of options issued and total intrinsic value of options exercised were (in thousands, except share prices):

	2012	2011	2010
Weighted-average grant date fair value of options	$6.24	$6.68	$8.71
Total intrinsic value of options exercised	$1,697	$896	$979
Changes in outstanding stock options during the year ended December 31, 2012 were as follows (in thousands, except share prices):

	Shares	Weighted-Average Exercise Price
Changes in outstanding stock options:
Options outstanding at December 31, 2011	5,821	$13.84
Options granted	1,678	11.13
Options exercised	(446)	9.17
Options forfeited	(717)	12.27
Options expired	(677)	20.47
Options outstanding at December 31, 2012	5,659	12.81
As of December 31, 2012, there was $11.4 million of total unrecognized compensation cost related to stock options granted and outstanding, net of expected forfeitures related to non-vested options, which is expected to be recognized through fiscal year 2016, with a weighted-average remaining vesting period of 2.0 years. Information about our stock options that are outstanding, options that we expect to vest and options that are exercisable at December 31, 2012 follows (in thousands except share prices and lives):

Options Expected to Vest:	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding	5,659	$12.81	6.6 years	$11,242
Options expected to vest	5,142	13.01	6.4 years	9,615
Options exercisable	2,713	14.06	4.6 years	4,233

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2012 (in thousands, except share prices and lives):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$7.15 to $8.65	754	6.7 years	$8.15	338	$7.74
$8.95 to $10.90	459	5.6 years	9.47	310	9.46
$11.02 to $11.02	1,287	9.0 years	11.02	—	—
$11.21 to $12.44	597	7.1 years	11.98	312	11.82
$12.77 to $13.85	633	6.1 years	13.36	444	13.34
$14.02 to $14.50	594	7.1 years	14.27	326	14.23
$14.52 to $16.13	623	6.0 years	15.22	368	15.43
$16.25 to $22.47	576	3.6 years	19.26	480	19.87
$22.52 to $23.67	85	0.8 years	22.54	84	22.54
$24.21 to $24.21	51	3.0 years	24.21	51	24.21
$7.15 to $24.21	5,659	6.6 years	12.81	2,713	14.06
Restricted Stock Units
The fair value of our RSUs is determined based upon the closing fair market value of our common stock on the grant date. Changes in the unvested restricted stock units during the year ended December 31, 2012 were as follows (in thousands):

Shares
Balance at December 31, 2011	764
RSUs granted	2,012
RSUs vested	(253)
RSUs forfeited	(450)
Balance at December 31, 2012	2,073
The weighted-average fair value of RSUs issued and total fair value of RSUs converted to shares were (in thousands, except share prices):

	2012	2011	2010
Weighted-average grant date fair value of RSUs	$11.20	$12.94	$14.79
Total fair value of RSUs converted to shares	$8,908	$1,974	$1,923
As of December 31, 2012, there was $9.8 million of total unrecognized compensation cost, net of expected forfeitures related to non-vested RSUs granted, which is expected to be recognized through fiscal 2016, with a weighted-average remaining vesting period of 1.4 years.
Employee Stock Purchase Plan
The ESPP, a stockholder-approved plan, provides for the issuance of rights to purchase up to 1,000,000 shares of common stock. In May 2010, shareholders approved an increase from 500,000 to 1,000,000 shares authorized for sale under our ESPP. Employees are eligible to participate in the ESPP if employed by us for at least 20 hours per week during at least five months per calendar year. Participating employees may contribute up to the lesser of 5% of their eligible earnings or $1,250 during each plan period. Currently, the plan period is six months. The purchase price of common stock purchased under the ESPP is currently equal to the lower of: 1) 85% of the fair market value of our common stock on the commencement date of each plan period or 2) 85% of the fair market value of our common shares on each plan period purchase date. At December 31, 2012, 449,263 shares remained available for future issuance under the ESPP.
Purchase rights granted under the ESPP are valued using the Black-Scholes-Merton model. As of December 31, 2012, there was $0.1 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a remaining period of five months. Total compensation expense was $0.1 million for each of the years ended December 31, 2012, 2011, and 2010.
The fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	2012	2011	2010
Risk-free interest rates	0.15% - 0.61%	0.05% - 0.1%	0.2% - 0.3%
Expected dividend yield rates	—%	—%	—%
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	60.4%	61.9%	62.8%
The risk free interest rate is based on the six month U.S. Treasury Bill at the time of the grant. Historical company information is the primary basis for selection of the expected dividend yield. The expected term is based on historical experience. Expected volatility is based on historical volatility of our common shares using daily stock price observations.

NOTE 15.	RETIREMENT PLANS
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
For the years ended December 31, 2012, 2011, and 2010 our contribution for participants in our 401(k) plan was 50% matching on contributions by employees up to 6% of the employee’s compensation.
During the years ended December 31, 2012, 2011, and 2010 we recognized total defined contribution benefit plan costs of $1.3 million, $1.3 million, and $0.7 million, respectively.

NOTE 16.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2011	$28,542	$(15)	$28,527
Current period other comprehensive income	1,188	10	1,198
Balances at December 31, 2012	$29,730	$(5)	$29,725

NOTE 17.	COMMITMENTS AND CONTINGENCIES
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases
We have various operating leases for automobiles, equipment, and office and production facilities. Rent expense under operating leases was approximately $5.8 million in 2012, $6.6 million in 2011, and $6.0 million in 2010.
The future minimum rental payments required under non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$5,145
2014	4,675
2015	3,693
2016	1,825
2017	1,707
Thereafter	6,609
$23,654
*Future estimated payments on foreign leases are based on the estimated spot rate at December 31, 2012 and are subject to change.
Purchase Commitments
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of December 31, 2012 is approximately $54.4 million. Our policy with respect to all purchase commitments, is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.

NOTE 18.	RESTRUCTURING COSTS
In September 2011, we approved and committed to several initiatives to realign our manufacturing and research and development activities in order to foster growth and enhance profitability. These initiatives are designed to align research and development activities with the location of our customers and reduce product costs. Under this plan, we have reduced our global headcount by approximately 274 people or 16.4% of our total headcount, consolidated our facilities by terminating or exiting several leases, and recorded impairments for assets no longer in use due to the restructuring of our business. Going forward, we do not anticipate any more restructuring costs under our current plan.
The following table summarizes the components of our restructuring costs incurred under this plan (in thousands):

			Cumulative costs through
	2012	2011	December 31, 2012
Severance and related costs	$3,481	$3,621	$7,102
Property and equipment impairments	1,284	1,739	3,023
Facility closure costs	2,708	1,988	4,696
Total restructuring charges	$7,473	$7,348	$14,821

The following table summarizes our restructuring liabilities under the plan (in thousands):

	Balances at December 31, 2011	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at December 31, 2012
Severance and related costs	$800	$3,481	$(2,894)	$(42)	$1,345
Property and equipment impairments	—	1,284	(1,284)	—	—
Facility closure costs	1,019	2,708	(3,219)	—	508
Total restructuring liabilities	$1,819	$7,473	$(7,397)	$(42)	$1,853

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	OTHER INCOME, NET
During 2012, 2011 and 2010, we participated, through our wholly-owned subsidiary AE Solar Energy, in the Solar Energy Grid Integration System Program (“SEGIS”) sponsored by the Department of Energy and administered by Sandia National Labs. Our participation in the SEGIS program is performed in stages, and revenue, net of costs incurred, is recognized in other income, net, in our Consolidated Statements of Operations. We invoice SEGIS upon completion of certain milestones. Net revenues for the years ended December 31, 2012, 2011 and 2010 were $0.7 million, $0.4 million and $1.2 million, respectively. The revenues were recognized and recorded in other income, net, as this project does not represent commercial product sales and we are not normally engaged in research and development type projects from which revenue is generated.
Included in Other income, net for the year ended December 31, 2012 is a $1.9 million gain on the sale of manufacturing assets to Hitachi. These assets were sold in May 2012 when we ceased our contracting manufacturing relationship with Hitachi.

NOTE 20.	RELATED PARTY TRANSACTIONS
During the years ended December 31, 2012, 2011, and 2010, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Sales - related parties	$583	$3,874	$8,057
Rent expense - related parties	1,872	2,306	2,823
Sales - Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the year ended December 31, 2012, we had sales to two such companies as noted above and there were no aggregate accounts receivable from these customers at December 31, 2012. During the year ended December 31, 2011 we had sales to three such companies as noted above and aggregate accounts receivable from two such customers totaled $48,000 at December 31, 2011. During the year ended December 31, 2010 we had sales to three such companies as noted above and aggregated accounts receivable from three such customers totaled $386,000 at December 31, 2010.
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

NOTE 21.	SEGMENT INFORMATION

Our Thin Films Strategic Business Unit ("SBU") offers power conversion products for direct current, pulsed DC mid frequency, and radio frequency power supplies, matching networks, and RF instrumentation, as well as thermal instrumentation products. Our power conversion systems refine, modify, and control the raw electrical power from a utility and convert it into power that may be customized and is predictable and repeatable. Our thermal instrumentation products provide temperature measurement solutions for applications in which time-temperature cycles affect material properties, productivity, and yield. These products are used in rapid thermal processing, chemical vapor deposition, and other semiconductor and solar applications requiring non-contact temperature measurement. Our network of global service support centers offer repair services, conversions, upgrades, and refurbishments to companies using our products. Our Thin Films SBU principally serves original equipment manufacturers (“OEMs”) and end customers in the semiconductor, flat panel display, solar panel, and other capital equipment markets.
Our Solar Energy SBU offers both a transformer-based and a transformerless advanced grid-tied PV inverter solution primarily for commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power. Our Solar Energy SBU focuses on commercial and utility-scale solar projects and installations, selling primarily to distributors, engineering, procurement, and construction contractors, developers, and utility companies. Our Solar Energy revenue has seasonal

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variations. Installations of inverters are normally lowest during the first quarter as a result of typically poor weather and installation scheduling by our customers.
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
Sales with respect to our operating segments is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Thin Films	$235,335	$328,614	$353,696
Solar Energy	216,596	188,185	105,718
Total	$451,931	$516,799	$459,414
Income from continuing operations before income taxes by operating segment is as follows (in thousands):

	Years Ended December 31,
	2012	2011
Thin Films	$22,804	$68,241
Solar Energy	14,003	4,323
Total segment operating income	36,807	72,564
Corporate expenses	(1,960)	(15,965)
Restructuring charges	(7,473)	(7,348)
Other income	2,432	1,217
Income from continuing operations before income taxes	$29,806	$50,468
Beginning in 2012, we are allocating "corporate expenses" in full to our business units. These expenses, which include certain support functions such as legal, human resources, information technology, accounting and finance, are now allocated as noted below to the business units based on sales contribution. This change was implemented in an effort to provide investors with a clearer understanding of the business unit's operating performance. The remaining corporate expenses consist of intangible amortization from past acquisitions that management determined should not be charged to either business unit.
Segment assets consist of inventories, net and property and equipment, net. A summary of consolidated total assets by segment follows (in thousands):

	December 31, 2012	December 31, 2011
Thin Films	$40,965	$59,025
Solar Energy	76,393	62,605
Total segment assets	117,358	121,630
Unallocated corporate property and equipment	3,647	991
Unallocated corporate assets	417,155	410,757
Consolidated total assets	$538,160	$533,378

"Corporate” is a non-operating business segment with the main purpose of supporting operations. Our amortization of intangibles is not allocated to business segment financial statements reviewed by our chief operating decision maker and management personnel. Unallocated corporate assets include accounts receivable, deferred income taxes, other current assets and intangible assets.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have operations in the United States, Europe and Asia. Our disclosure about sales and long-lived assets by geographic area and information relating to major customers are presented below. Sales attributed to individual countries are based on customer location.

	Years Ended December 31,
Sales to external customers:	2012		2011		2010
	(In thousands)
United States	$322,847	71.4%	$338,343	65.5%	$270,606	58.9%
Canada	30,113	6.7%	3,622	0.7%	—	—%
North America	352,960	78.1%	341,965	66.2%	270,606	58.9%

People's Republic of China	19,987	4.4%	38,654	7.5%	48,024	10.5%
Other Asian countries	54,825	12.2%	79,424	15.3%	88,872	19.3%
Asia	74,812	16.6%	118,078	22.8%	136,896	29.8%

Germany	18,374	4.1%	47,228	9.1%	47,339	10.3%
Other European Countries	5,785	1.2%	9,528	1.9%	4,573	1.0%
Europe	24,159	5.3%	56,756	11.0%	51,912	11.3%
Total sales	$451,931	100.0%	$516,799	100.0%	$459,414	100.0%
Sales to Applied Materials Inc., our largest customer, were $63.9 million or 14.1% of total sales for 2012, $68.0 million, or 13.1% of total sales, for 2011 and $86.4 million, or 18.8% of total sales for 2010. Additionally, in June 2012, Lam Research merged with Novellus Systems, Inc. Had the two businesses been a combined entity for the full year, they would have accounted for 10.7% of our sales in 2012. Our sales to Applied Materials, Lam Research, and Novellus include thin film products used in semiconductor processing and solar, flat panel display, and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.

	December 31,
	(in thousands)
*Long lived assets:	2012	2011
United States	$118,553	$124,607
Canada	1,246	1,446
Asia	3,963	5,968
Europe	8,576	270
	$132,338	$132,291

*	Long-lived assets include property and equipment, goodwill and other intangible assets.

NOTE 22.	CREDIT FACILITY

In October 2012, we, along with two of our wholly-owned subsidiaries, AE Solar Energy, Inc. and Sekidenko, Inc., entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as agent for and on behalf of certain lenders (each a “Lender”), which provides for a new secured revolving credit facility of up to $50.0 million (the “Credit Facility”). The Credit Facility provides us with the ability to borrow up to $50.0 million, although the amount of the Credit Facility may be increased by an additional $25.0 million up to a total of $75.0 million subject to receipt of lender commitments and other conditions. Borrowings under the Credit Facility are subject to a borrowing base based upon our domestic accounts receivable and inventory and are available for various corporate purposes, including general working capital, capital expenditures, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit. The maturity date of the Credit Facility is October 12, 2017.

At our election, the loans comprising each borrowing will bear interest at a rate per annum equal to either: (a) a “base rate” plus between one-half (0.5%) and one (1.0%) full percentage point depending on the amount available for additional draws under the Credit Facility (“Base Rate Loan”); or (b) the LIBOR rate then in effect plus between one and one-half (1.5%) and two (2%) percentage points depending on the amount available for additional draws under the Credit Facility. The “base rate” for any Base Rate Loan will be the greatest of the federal funds rate plus one-half (0.5%) percentage point; the one-month LIBOR rate

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plus one (1.0%) percentage point; and Wells Fargo's “prime rate” then in effect. As of December 31, 2012, the rate in effect was 4.25%.

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

The Credit Agreement requires us to pay certain fees to the Lenders, including a $2,500 collateral management fee for each month that the Credit Facility is in place, and a fee based on the unused amount of the Credit Facility. In addition, if the Credit Agreement is terminated by us within one (1) year we will be obligated to pay an early termination fee equal to one percent (1%) of the maximum amount that may be drawn or borrowed under the Credit Facility. In 2012, we expensed $0.1 million in interest and fees related to unused line of credit fees and amortization of debt issuance costs. We did not borrow against the Credit Facility in 2012.

Pursuant to a Guaranty and Security Agreement (the “GS Agreement”), Borrowings under the Credit Facility are guaranteed by our wholly-owned subsidiaries Aera Corporation and AEI US Subsidiary, Inc., (collectively the “ Guarantors”). Under the GS Agreement, we and the Guarantors granted the Lenders a security interest in certain, but not all, of our and the Guarantors' assets.

NOTE 23.	Supplemental Quarterly Financial Data (Unaudited)

The following tables present unaudited quarterly results for each of the eight quarters in the period ended December 31, 2012. We believe that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. Due to the volatility of the industries in which our customers operate, the operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands except per share data)
Sales	$112,971	$117,515	$115,658	$105,787	$112,495	$128,498	$138,154	$137,652
Gross Profit	38,546	45,727	43,729	39,744	38,888	48,847	55,377	62,045
Restructuring	2,039	3,003	(144)	2,575	4,229	3,119	—	—
Operating income (loss)	5,499	9,938	11,314	623	(3,098)	10,674	17,318	24,357
Income (loss) from continuing operations, net of income taxes	4,874	5,735	8,801	766	(2,595)	7,171	13,512	18,766
Income (loss) from discontinued operations, net of income taxes	(25)	—	127	303	(175)	(579)	74	140
Net income (loss)	4,849	5,735	8,928	1,069	(2,770)	6,592	13,586	18,906
Earnings per Share:
Continuing Operations:
Basic earnings (loss) per share	$0.13	$0.15	$0.23	$0.02	$(0.06)	$0.16	$0.31	$0.43
Diluted earnings (loss) per share	$0.13	$0.15	$0.22	$0.02	$(0.06)	$0.16	$0.31	$0.43
Discontinued Operations:
Basic earnings (loss) per share	$—	$—	$—	$0.01	$—	$(0.01)	$—	$—
Diluted earnings (loss) per share	$—	$—	$—	$0.01	$—	$(0.01)	$—	$—
Net Income (Loss):
Basic earnings (loss) per share	$0.13	$0.15	$0.23	$0.03	$(0.06)	$0.15	$0.31	$0.44
Diluted earnings (loss) per share	$0.13	$0.15	$0.23	$0.03	$(0.06)	$0.15	$0.31	$0.43

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the "Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Garry Rogerson, Chief Executive Officer) and Principal Financial Officer (Danny C. Herron, Executive Vice President & Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Management’s Annual Report on Internal Control over Financial Reporting
It is management’s responsibility to establish and maintain effective internal control over our financial reporting, which is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management, and other personnel. Our internal control over financial reporting is designed to provide reasonable assurance concerning the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Grant Thornton LLP, an independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Form 10-K, and as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2012.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Compensatory Arrangements of Certain Officers

On March 4, 2013, we entered into an amendment to the Executive Change in Control Agreements, which provide benefits to the executives upon certain terminations of employment in connection with defined events, (the "CIC Agreements") with each of Messrs. Rogerson, Herron, Wasserman, Tredger, and McGimpsey. The amendments to the CIC Agreements implement two modifications that resulted from an ordinary course review of executive compensation. First, the amendments change the definition of “CIC Period” from 6 months to 12 months. This change provides a longer period of protection for an executive should he be terminated subsequent to a change in control. Second, the amendments change the definition of “Good

Cause” to replace the following language “other than (A) reductions solely attributable to the Company ceasing to be a publicly held company or becoming a subsidiary or division of another company” with “other than (A) a change in title only.” This change allows an executive to exercise the benefits under the CIC Agreement, assuming all other conditions were met, if his duties, level of responsibility or authority were materially reduced, solely as a result of us ceasing to be a publicly held company or becoming a subsidiary or division of another company. Pursuant to the terms of the amendments to the CIC Agreements, a mere change in an executive's title would not allow the executive to exercise the benefits under the CIC Agreement. A full copy of the form of amendment to the CIC Agreements is filed as Exhibit 10.28 with this Form 10-K and incorporated in this item by reference.

PART III
In accordance with General Instruction G(3) of Form 10-K, certain information required by this Part III is incorporated by reference to the definitive proxy statement relating to our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), as set forth below. The 2013 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information set forth in the 2013 Proxy Statement under the headings “Proposal No. 1/ Election of Directors” and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth in the 2013 Proxy Statement under the headings “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in the 2013 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information is set forth in Note 20 — Related Party Transactions to our Consolidated Financial Statements, and in the 2013 Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth in the 2013 Proxy Statement under the caption “Proposal No. 2/Ratification of the Appointment of Grant Thornton LLP as Advanced Energy's Independent Registered Public Accounting Firm for 2013” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) Documents filed as part of this Annual Report on Form 10-K are as follows:
1. Financial Statements:
Reports of Grant Thornton LLP
Consolidated Financial Statements:

Balance Sheets at December 31, 2012 and 2011
Statements of Operations for each of the three years in the period ended December 31, 2012
Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012
Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2012
Statements of Cash Flows for each of the three years in the period ended December 31, 2012
Notes to Consolidated Financial Statements
2. Financial Statement Schedules for each of the three years in the period ended December 31, 2012
NOTE:  All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

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

10.11	Form of Indemnification Agreement.(2)

10.12	1995 Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.13	1995 Non-Employee Directors’ Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.14	2001 Employee Stock Option Plan.(1)*

10.15	2002 Employee Stock Option Plan.(1)*

10.16	2003 Stock Option Plan.(1)*

10.17	Amendment No. 1 to 2003 Stock Option Plan, dated January 31, 2005.(8)*

10.18	Form of Stock Option Agreement pursuant to the 2003 Stock Option Plan.(8)*

10.19	Amended and Restated 2003 Employees’ Stock Option Plan.(4)*

10.20	2003 Non-Employee Directors’ Stock Option Plan.(1)*

10.21	2003 Non-Employee Directors’ Stock Option Plan, as amended and restated.(4)*

10.22	Form of Restricted Stock Unit Award Agreement pursuant to the 2003 Non-Employee Directors’ Stock Option Plan, as amended and restated as of February 15, 2006.(9)*

10.23	Form of Restricted Stock Unit Agreement pursuant to the 2003 Non-Employee Directors’ Stock Option Plan.(10)*

10.24	Restricted Stock Unit Agreement pursuant to the 2003 Stock Option Plan.(11)*

10.25	Performance Stock Option Agreement pursuant to the 2008 Omnibus Incentive Plan.(41)*

10.26	Performance Stock Unit Agreement pursuant to the 2008 Omnibus Incentive Plan.(41)*

10.27	Non-employee Director Compensation summary.(12)*

10.28	Executive Change in Control Severance Agreement. (13)

10.28.1	Form of Amendment to Executive Change in Control Agreement.

10.29	Retirement Term Sheet relating to Douglas S. Schatz.(14)

10.30	Offer Letter to Hans-Georg Betz dated June 30, 2005.(15)

10.31	Offer letter, dated August 14, 2010, by and among Advanced Energy Industries, Inc. and Danny C. Herron.(31)

10.32	Offer Letter, dated August 1, 2011, by and among Advanced Energy Industries, Inc. and Garry Rogerson. (38)

10.33	Executive Change in Control Agreement, dated August 4, 2011, by and among Advanced Energy Industries, Inc. and Garry Rogerson.(39)

10.34	Executive Change in Control Agreement, dated March 29, 2008, by and among Advanced Energy Industries, Inc. and Yuval Wasserman.(19)

10.35	Executive Change in Control Agreement, dated August 14, 2010, by and among Advanced Energy Industries Inc. and Danny C. Herron.(32)

10.36	Executive Change in Control Agreement, dated August 14, 2010, by and among Advanced Energy Industries Inc. and Thomas O. McGimpsey.(41)

10.37	Executive Change in Control Agreement, dated August 14, 2010, by and among Advanced Energy Industries Inc. and Gordon Tredger.(42)

10.38	Master Executive Separation Agreement, dated August 11, 2010, by and among Advanced Energy Industries, Inc. and Lawrence D. Firestone.(31)

10.39	Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005.(16)+

10.40	Shipping Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005. (16)+

10.41	Bridge Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated January 26, 2011. (40)+

10.42	Non-Employee Director Compensation Structure.(17)*

10.43	2012 - 2014 Long-Term Incentive (LTI) Plan.*

10.44	2012 Short Term Incentive (STI) Plan.(41)*

10.45	2008 Omnibus Incentive Plan, as amended May 4, 2010.(36)*

10.46	Auction Rate Securities Rights Agreement dated October 8, 2008 by and between Advanced Energy Industries, Inc. and UBS Financial Services, Inc.(22)

10.47	Form of Director Indemnification Agreement.(24)

10.48	Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of March 24, 2010.(25)

10.49	Amendment No. 1 to Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of April 21, 2010.(26)

10.50	Amendment No. 2 to Merger Agreement by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of October 30, 2010.(34)

10.51	Advisory Agreement by and between Advanced Energy Industries, Inc. and Elwood Spedden, dated as of May 3, 2010.(27)

10.52	Asset Purchase Agreement, dated as of July 21, 2010, by and among Advanced Energy Industries, Inc. and Hitachi Metals, Ltd.(30)

10.53	Amendment to Asset Purchase Agreement by and between Advanced Energy Industries, Inc. and Hitachi Metals, Ltd., dated as of October 15, 2010.(31)

10.54
Credit Agreement, dated October 12, 2012, by and among Wells Fargo Bank, National Association, as administrative agent for certain lenders, Advanced Energy Industries, Inc., AE Solar Energy Inc., and Sekidenko, Inc.(43)

10.55
Guaranty and Security Agreement dated October 12, 2012 among Wells Fargo Bank, National Association, Advanced Energy Industries, Inc., AE Solar Energy, Inc., Sekidenko, Inc., AEI US Subsidiary, Inc. and Aera Corporation.(43)

10.56
Amendment No. 1 to Credit Agreement dated November 8, 2012 among Wells Fargo Bank, National Association, Advanced Energy Industries, Inc., AE Solar Energy, Inc., Sekidenko, Inc., AEI US Subsidiary, Inc. and Aera Corporation.

14.1	Code of Ethical Conduct, as revised.(18)

21.1	Subsidiaries of Advanced Energy Industries, Inc.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________________________

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 2, 1995, as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed December 5, 2007.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-26966), filed August 3, 2007.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26966), filed March 27, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-26966), filed February 24, 2004.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26966), filed May 9, 2001.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 3, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 31, 2006.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-26966), filed August 9, 2006.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-26966), filed March 28, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 1, 2006.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26966), filed March 31, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 9, 2005.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 6, 2005.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-26966), filed November 7, 2005.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 28, 2006.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 1, 2007.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 4, 2008.

(20)	Reserved.

(21)	Reserved.

(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-26966), filed February 27, 2009.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed June 5, 2009.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed December 14, 2009.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed March 24, 2010.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 22, 2010.

(27)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26966), filed May 6, 2010.

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 23, 2010.

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 7, 2010.

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 22, 2010.

(31)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26966), filed November 5, 2010.

(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 16, 2010.

(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 20, 2010.

(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed November 2, 2010.

(35)	Reserved.

(36)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-26966), filed March 2, 2011.

(37)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed December 29, 2011.

(38)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed August 2, 2011.

(39)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed August 4, 2011.

(40)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26966), filed May 6, 2011.

(41)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-26966) filed March 2, 2012.

(42)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966) filed April 30, 2012.

(43)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966) filed October 15, 2012.

*	Compensation Plan

+	Confidential treatment has been granted for portions of this agreement.

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
Date: March 6, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Garry Rogerson	Chief Executive Officer and Director	March 6, 2013
Garry Rogerson

/s/ Danny C. Herron	Executive Vice President and Chief Financial Officer	March 6, 2013
Danny C. Herron

/s/ Douglas S. Schatz	Chairman of the Board	March 6, 2013
Douglas S. Schatz

/s/ Frederick A. Ball	Director	March 6, 2013
Frederick A. Ball

/s/ Richard P. Beck	Director	March 6, 2013
Richard P. Beck

/s/ Trung T. Doan	Director	March 6, 2013
Trung T. Doan

/s/ Edward C. Grady	Director	March 6, 2013
Edward C. Grady

/s/ Terry Hudgens	Director	March 6, 2013
Terry Hudgens

/s/ Thomas M. Rohrs	Director	March 6, 2013
Thomas M. Rohrs