Form 10-Q
period 2013-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2013-05-08
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013
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

As of April 30, 2013 there were 39,257,248 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$169,728	$146,564
Marketable securities	12,543	25,683
Accounts receivable, net of allowances of $4,606 and $4,589, respectively	96,738	83,914
Inventories, net of reserves of $14,521 and $14,629, respectively	79,522	81,482
Deferred income tax assets	19,459	19,477
Income taxes receivable	3,090	4,315
Other current assets	8,338	9,075
Total current assets	389,418	370,510
Property and equipment, net	37,139	39,523
OTHER ASSETS:
Deposits and other	7,417	7,529
Goodwill	59,885	60,391
Other intangible assets, net	43,714	46,209
Deferred income tax assets	13,956	13,998
Total assets	$551,529	$538,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,521	$41,044
Income taxes payable	4,430	11,029
Accrued payroll and employee benefits	8,321	11,675
Accrued warranty expense	8,220	7,419
Other accrued expenses	15,368	15,399
Customer deposits	3,519	2,080
Total current liabilities	82,379	88,646
LONG-TERM LIABILITIES:
Deferred income tax liabilities	20,967	16,832
Uncertain tax positions	13,669	13,669
Accrued warranty expense	5,519	7,378
Other long-term liabilities	24,193	24,004
Total liabilities	146,727	150,529
Commitments and contingencies (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,238 and 37,991
issued and outstanding, respectively	39	38
Additional paid-in capital	225,705	212,520
Retained earnings	152,174	145,348
Accumulated other comprehensive income	26,884	29,725
Total stockholders’ equity	404,802	387,631
Total liabilities and stockholders’ equity	$551,529	$538,160
*    Amounts as of March 31, 2013 are unaudited. Amounts as of December 31, 2012 are derived from the December 31, 2012 audited Consolidated Financial Statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
SALES	$111,814	$105,787
COST OF SALES	69,975	66,043
GROSS PROFIT	41,839	39,744
OPERATING EXPENSES:
Research and development	14,253	15,115
Selling, general and administrative	17,654	20,059
Amortization of intangible assets	2,213	1,372
Restructuring charges	—	2,575
Total operating expenses	34,120	39,121
OPERATING INCOME	7,719	623
OTHER INCOME (EXPENSE), NET	(203)	411
Income from continuing operations before income taxes	7,516	1,034
Provision for income taxes	690	268
INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	6,826	766
Income from discontinued operations, net of income taxes	—	303
NET INCOME	$6,826	$1,069

Basic weighted-average common shares outstanding	38,775	40,781
Diluted weighted-average common shares outstanding	39,598	41,292

EARNINGS PER SHARE:
CONTINUING OPERATIONS:
BASIC EARNINGS PER SHARE	$0.18	$0.02
DILUTED EARNINGS PER SHARE	$0.17	$0.02
DISCONTINUED OPERATIONS
BASIC EARNINGS PER SHARE	$0.00	$0.01
DILUTED EARNINGS PER SHARE	$0.00	$0.01
NET INCOME:
BASIC EARNINGS PER SHARE	$0.18	$0.03
DILUTED EARNINGS PER SHARE	$0.17	$0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$6,826	$1,069
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,834)	(1,798)
Unrealized gains (losses) on marketable securities	(7)	19
Comprehensive income (loss)	$3,985	$(710)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,826	$1,069
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,286	4,213
Stock-based compensation expense	2,034	5,009
Provision (benefit) for deferred income taxes	4,117	478
Restructuring charges	—	2,575
Net loss on sale or disposal of assets	289	632
Changes in operating assets and liabilities:
Accounts receivable	(13,782)	28,760
Inventories	1,429	(2,306)
Other current assets	167	1,108
Accounts payable	1,864	(6,824)
Other current liabilities and accrued expenses	(3,399)	1,753
Income taxes	(5,380)	(1,776)
Non-current assets	—	—
Net cash provided by (used in) operating activities	(549)	34,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(11,630)	(4,335)
Proceeds from sale of marketable securities	24,722	4,563
Purchases of property and equipment	(1,417)	(3,120)
Net cash provided by (used in) investing activities	11,675	(2,892)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	—	(21,934)
Proceeds from exercise of stock options	13,111	101
Excess tax from stock-based compensation deduction	(947)	(254)
Other financing activities	(26)	(23)
Net cash provided by (used in) financing activities	12,138	(22,110)
EFFECT OF CURRENCY TRANSLATION ON CASH	(100)	(1,910)
INCREASE IN CASH AND CASH EQUIVALENTS	23,164	7,779
CASH AND CASH EQUIVALENTS, beginning of period	146,564	117,639
CASH AND CASH EQUIVALENTS, end of period	$169,728	$125,418
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3	$14
Cash paid for income taxes	5,010	1,168
Cash received for refunds of income taxes	1,303	5
Cash held in banks outside the United States of America	14,100	57,034
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries (“we,” “us,” “our,” “Advanced Energy,” or the “Company”) design, manufacture, sell, and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film deposition for various products, such as semiconductor devices, flat panel displays, thin film renewables, and architectural glass. We also supply thermal instrumentation products for advanced temperature control in the thin-film process for these same markets. Our solar inverter products support renewable power generation solutions for primarily commercial, and utility-scale solar projects and installations. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for individual photovoltaic ("PV") sites of all sizes.
We are organized into two strategic business units ("SBU") based on the products and services provided.
Thin Films Processing Power Conversion and Thermal Instrumentation (“Thin Films”) SBU offers our products for direct current (“DC”), pulsed DC mid frequency, and radio frequency (“RF") power supplies, matching networks and RF instrumentation as well as thermal instrumentation products.
Solar Energy SBU offers both a transformer-based or transformerless advanced grid-tied PV inverter solution for commercial and utility-scale system installations and transformer-based solutions for residential installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high-quality, reliable electrical power.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2013, and the results of our operations and cash flows for the three months ended March 31, 2013 and 2012.
The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other financial information filed with the SEC.
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
REVENUE RECOGNITION
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
NEW ACCOUNTING STANDARDS
From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Condensed Consolidated Financial Statements upon adoption.

NOTE 2.	BUSINESS ACQUISITION & DISPOSITION
Acquisition
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
We acquired all of the outstanding Solvix common stock for total consideration with a fair value of approximately $21.2 million consisting of cash payments totaling $15.3 million, net of cash acquired, and contingent consideration payable to the former shareholders of Solvix. The additional cash consideration of up to $7.9 million is payable to CPA Group if certain milestone targets are met during the year ending December 31, 2013 and certain financial targets are met in the three years ended December 31, 2015. The estimated fair value of this contingent consideration is approximately $5.3 million as of November 8, 2012, of which $2.8 million is included in Other accrued expenses and $2.3 million is included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.
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
The components of the fair value of the total consideration transferred for the Solvix acquisition are as follows (in thousands):

Cash paid to owners	$16,673
Contingent consideration	5,253
Cash acquired	(680)
Total fair value of consideration transferred	$21,246

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of November 8, 2012 (in thousands):

Cash	$680
Accounts receivable	1,074
Inventories	57
Other receivables	32
Other current assets	46
Property and equipment	43
Accounts payable	(390)
Accrued payroll and employee benefits	(186)
Other accrued expenses	(159)
Customer deposits	(38)
Deferred tax liabilities	(1,628)
(469)
Amortizable intangible assets:
Trademarks	106
Technology	2,723
Customer relationships	5,398
Total amortizable intangible assets	8,227
Total identifiable net assets	7,758
Goodwill	13,488
Total fair value of consideration transferred	$21,246
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
The results of Solvix operations are included in our Condensed Consolidated Statements of Operations beginning November 8, 2012. The results of Solvix's operations for the three months ended March 31, 2013 are as follows (in thousands):

Sales	$1,222
Net loss	(234)
Pro Forma Results for Solvix Acquisition
The following unaudited pro forma financial information presents the combined results of operations of Advanced Energy and Solvix as if the acquisition had occurred as of January 1, 2012. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2012. The unaudited pro forma financial information for the three months ended March 31, 2012 includes the historical results of Advanced Energy for the three months ended March 31, 2012 and the historical results of Solvix for the same periods.
The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets and related tax effects. These pro forma results consider the sale of the gas flow control business and related product lines as discontinued operations. The unaudited pro forma results follow (in thousands, except per share data):

(Unaudited)
Three Months Ended March 31,
2012
Sales	$107,317
Net income	1,070
Earnings per share:
Basic	$0.03
Diluted	0.03
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
In connection with the closing of this asset disposition, we entered into a Master Services Agreement and a Supplemental Transition Services Agreement pursuant to which we provided certain transition services until October 2011 and we became an authorized service provider for Hitachi in all countries other than Japan. In March 2012, we entered into an agreement to sell certain fixed assets to Hitachi and cease providing contract manufacturing services. As of May 31, 2012, we ceased providing contract manufacturing services to Hitachi and completed the sale of certain fixed assets related to that manufacturing. The sale of these assets resulted in a $1.9 million gain, which is recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations. As of June 30, 2012, all manufacturing activities and relationships with Hitachi related to the previously owned gas flow control business have ended. We do not anticipate any additional activity with Hitachi in respect of these assets that would materially impact our financial statements in the future.
In accordance with authoritative accounting guidance for reporting discontinued operations, for the periods reported in this Form 10-Q, the results of continuing operations were reduced by the revenue and costs associated with the gas flow control business, which are included in the Income from discontinued operations, net of income taxes, in our Condensed Consolidated Statements of Operations.
Operating results of discontinued operations are as follows (in thousands):

Three Months Ended March 31,
2012
Sales	$4,576
Cost of sales	5,145
Gross profit (loss)	(569)
Operating expenses:
Research and development	—
Selling, general, and administrative	45
Total operating expenses	45
Operating income (loss) from discontinued operations	(614)
Other income	1,023
Income from discontinued operations before income taxes	409
Provision for income taxes	106
Income from discontinued operations, net of income taxes	$303

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Income from continuing operations before income taxes	$7,516	$1,034
Provision for income taxes	690	268
Effective tax rate	9.2%	25.9%
Our tax rate is lower than the U.S. federal income tax rate primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates. In addition, during the three months ended March 31, 2013, we recognized a discrete tax benefit of $1.4 million related to the January 2, 2013 reinstatement of the 2012 U.S. research and development tax credit.
Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.
Our policy is to classify accrued penalties and interest related to unrecognized tax benefits in our income tax provision. For the three months ended March 31, 2013 and 2012, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Income from continuing operations, net of income taxes	$6,826	$766

Basic weighted-average common shares outstanding	38,775	40,781
Assumed exercise of dilutive stock options and restricted stock units	823	511
Diluted weighted-average common shares outstanding	39,598	41,292
Income from continuing operations:
Basic earnings per share	$0.18	$0.02
Diluted earnings per share	$0.17	$0.02
The following stock options and restricted units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Stock options	853	5,847
Restricted stock units	—	23

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchases
In October 2012, our Board of Directors authorized a program to repurchase up to $25.0 million of our stock over a twelve-month period. Under this program, during the three months ended March 31, 2013, we have not yet repurchased any shares.

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
The composition of our marketable securities is as follows (in thousands):

	March 31,		December 31,
	2013		2012
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$—	$—	$749	$749
Certificates of deposit	12,260	12,260	12,498	12,498
Corporate bonds/notes	—	—	11,274	11,253
Municipal bonds/notes	283	283	285	285
Agency bonds/notes	—	—	900	898
Total marketable securities	$12,543	$12,543	$25,706	$25,683
The maturities of our marketable securities available for sale as of March 31, 2013 are as follows:

	Earliest		Latest
Certificates of deposit	4/2/2013	to	2/17/2015
Municipal bonds/notes	9/1/2013	to	9/1/2013
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next twelve months.
As of March 31, 2013, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We manage these risks through the use of derivative financial instruments, primarily forward contracts. During the three months ended March 31, 2013 and 2012, we entered into foreign currency exchange forward contracts to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one month periods. At March 31, 2013 and December 31, 2012 we had outstanding Euro, Swiss Franc, and Canadian Dollar forward contracts.
The notional amount of foreign currency exchange contracts at March 31, 2013 and 2012 was $24.2 million and $41.5 million, respectively, and the fair value of these contracts was not significant at March 31, 2013 and 2012. During the three months ended March 31, 2013 and 2012, we recognized a gain of $0.6 million and a loss of $1.0 million, respectively, on our foreign currency exchange contracts. These gains and losses were offset by corresponding gains and losses on the related intercompany debt and both are included as a component of Other income (expense), net, in our Condensed Consolidated Statements of Operations.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	ASSETS MEASURED AT FAIR VALUE
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of March 31, 2013, and December 31, 2012. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of March 31, 2013, and December 31, 2012.

March 31, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Certificates of deposit	—	12,260	—	12,260
Municipal bonds/notes	—	283	—	283
Total marketable securities	$—	$12,543	$—	$12,543

December 31, 2012	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$—	$749	$—	$749
Certificates of deposit	—	12,498	—	12,498
Corporate bonds/notes	—	11,253	—	11,253
Municipal bonds/notes	—	285	—	285
Agency bonds/notes	898	—	—	898
Total marketable securities	$898	$24,785	$—	$25,683
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three months ended March 31, 2013.

NOTE 8.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Parts and raw materials	$61,570	$59,484
Work in process	6,523	3,728
Finished goods	11,429	18,270
Inventories, net of reserves	$79,522	$81,482

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Buildings and land	$1,715	$1,794
Machinery and equipment	40,241	40,993
Computer and communication equipment	23,017	22,895
Furniture and fixtures	1,835	1,845
Vehicles	384	359
Leasehold improvements	27,972	27,976
Construction in process	3,909	3,362
	99,073	99,224
Less: Accumulated depreciation	(61,934)	(59,701)
Property and equipment, net	$37,139	$39,523

Depreciation expense recorded in continuing operations is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Depreciation expense	$3,073	$2,841

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the three months ended March 31, 2013 (in thousands):

Balance as of December 31, 2012	$60,391
Adjustments	(11)
Translation adjustments	(495)
Balance as of March 31, 2013	$59,885

NOTE 11.	INTANGIBLE ASSETS
Other intangible assets consisted of the following as of March 31, 2013 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$44,668	$(14)	$(12,613)	$32,041	7
Trademarks and other	13,714	(29)	(2,012)	11,673	9
Total amortizable intangibles	$58,382	$(43)	$(14,625)	$43,714

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consisted of the following as of December 31, 2012 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$44,668	$83	$(10,775)	$33,976	7
Trademarks and other	13,703	167	(1,637)	12,233	9
Total amortizable intangibles	$58,371	$250	$(12,412)	$46,209
Amortization expense relating to other intangible assets included in our income from continuing operations is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Amortization expense	$2,213	$1,372
Amortization expense related to intangibles for each of the five years 2013 through 2017 and thereafter is as follows (in thousands):

Year Ending December 31,
2013 (remaining)	$6,689
2014	9,681
2015	9,228
2016	7,031
2017	3,621
Thereafter	7,464
$43,714

NOTE 12.	OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Other accrued expenses:
Current deferred tax liability	$4,137	$4,137
Accrued restructuring costs	655	1,853
Current contingent consideration	2,773	2,773
Accrued sales and use tax	983	1,010
Other*	6,820	5,626
Total Other accrued expenses	$15,368	$15,399
*Other accrued expenses consisted of items that are individually less than 5% of total current liabilities.

NOTE 13.	RESTRUCTURING COSTS
In September 2011, we approved and committed to several initiatives to realign our manufacturing and research and development activities in order to foster growth and enhance profitability. These initiatives are designed to align research and development activities with the location of our customers and reduce production costs. Under this plan, we reduced our global

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

headcount, consolidated our facilities by terminating or exiting several leases, and recorded impairments for assets no longer in use due to the restructuring of our business. All activities under this restructuring plan were completed prior to December 31, 2012.
The following table summarizes our restructuring liabilities under the plan (in thousands):

	Balances at December 31, 2012	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at March 31, 2013
Severance and related costs	$1,345	$—	$(1,044)	$(26)	$275
Facility closure costs	508	—	(128)	—	380
Total restructuring liabilities	$1,853	$—	$(1,172)	$(26)	$655

NOTE 14.	WARRANTIES
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
We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Balances at beginning of period	$14,797	$14,719
Increases to accruals related to sales during the period	2,001	1,835
Warranty expenditures	(3,059)	(2,235)
Balances at end of period	$13,739	$14,319
We also offer our Solar Energy customers the option to purchase additional warranty coverage up to 20 years after the base warranty period expires. Deferred revenue related to such extended warranty contracts was $20.8 million as of March 31, 2013, of which $0.3 million is classified in Customer deposits and $20.5 million is classified in Other long-term liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2013. As of December 31, 2012, deferred revenue related to extended warranty contracts was $20.5 million, of which $0.4 million is classified in Customer deposits and $20.1 million is classified in Other long-term liabilities.

NOTE 15.	STOCK-BASED COMPENSATION
We recognize stock-based compensation expense based on the fair value of the awards issued. Stock-based compensation for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense	$2,034	$5,009
Stock Options
Stock option awards, other than awards under our 2012-2014 Long Term Incentive Plan ("LTI Plan"), are generally granted with an exercise price equal to the market price of our common stock at the date of grant, a four-year vesting schedule, and a term of 10 years.
Under the LTI Plan, we made grants of performance based options and awards during the first quarter of 2012, which will vest annually over a three-year period based on the Company's achievement of return on net assets targets established by our

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board of Directors at the beginning of each year. These awards are granted with an exercise price equal to the market price of our common stock at the date of grant and have a term of 10 years. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model utilizing an expected volatility of 61.5%, a risk-free rate of 1.2%, a dividend yield of zero, and an expected term of 5.9 years. The weighted-average grant date fair value of the options is $6.19 per share. The weighted average grant date fair value of the awards is $11.03 per share.
A summary of our stock option activity for the three months ended March 31, 2013 is as follows (in thousands):

Shares
Options outstanding at December 31, 2012	5,659
Options granted	—
Options exercised	(1,068)
Options forfeited	(415)
Options expired	(21)
Options outstanding at March 31, 2013	4,155
Restricted Stock Units
Restricted Stock Units ("RSU") are generally granted with a four-year vesting schedule.
A summary of our non-vested RSU activity for the three months ended March 31, 2013 is as follows (in thousands):

Shares
Balance at December 31, 2012	2,073
RSUs granted	—
RSUs vested	(273)
RSUs forfeited	(22)
Balance at March 31, 2013	1,778

NOTE 16.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2012	$29,730	$(5)	$29,725
Current period other comprehensive income (loss)	(2,834)	(7)	(2,841)
Balances at March 31, 2013	$26,896	$(12)	$26,884

NOTE 17.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of March 31, 2013 is approximately $62.6 million. Our policy with respect to all purchase commitments, is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2013 and 2012, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Three Months Ended March 31,
	2013	2012
Sales - related parties	$31	$154
Rent expense - related parties	475	460
Sales - Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three months ended March 31, 2013, we had sales to two such customers as noted above and accounts receivable from one such customers totaled $23,160 at March 31, 2013. During the three months ended March 31, 2012, we had sales to two such customers as noted above and no aggregate accounts receivable from these customers at December 31, 2012.
Rent Expense - Related Parties
We lease our executive offices, research and development, and manufacturing facilities in Fort Collins, Colorado from a limited liability partnership in which Douglas Schatz, our Chairman of the Board and former Chief Executive Officer, holds an interest. The leases relating to these spaces expire during 2021 and obligate us to total annual payments of approximately $1.5 million, which includes facilities rent and common area maintenance costs.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales with respect to our operating segments is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Thin Films	$61,777	$60,390
Solar Energy	50,037	45,397
Total	$111,814	$105,787
Income from continuing operations before income taxes by operating segment is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Thin Films	$7,511	$3,167
Solar Energy	208	493
Total segment operating income	7,719	3,660
Corporate expenses	—	(462)
Restructuring charges	—	(2,575)
Other income (expense), net	(203)	411
Income from continuing operations before income taxes	$7,516	$1,034
Corporate expenses in 2012 consist of intangible amortization that is now being allocated to the business units.
Segment assets consist of inventories, net and property and equipment, net. A summary of consolidated total assets by segment follows (in thousands):

	March 31, 2013	December 31, 2012
Thin Films	$38,932	$40,965
Solar Energy	73,593	76,393
Total segment assets	112,525	117,358
Unallocated corporate property and equipment	4,136	3,647
Unallocated corporate assets	434,868	417,155
Consolidated total assets	$551,529	$538,160
"Corporate” is a non-operating business segment with the main purpose of supporting operations. Unallocated corporate assets include accounts receivable, deferred income taxes, other current assets and intangible assets.
During the three months ended March 31, 2013, we had two customers accounting for 10% or more of our sales. Sales to Applied Materials, Inc. were $18.7 million or 16.7% of total sales and sales to Fluor Enterprises, Inc. were $13.5 million or 12.1% of total sales. During the three months ended March 31, 2012, we had one customer accounting for 10% or more of our sales. Sales to Applied Materials, Inc. were $17.8 million or 16.9% of total sales. Our sales to Applied Materials, Inc. include thin film products used in semiconductor processing and solar, flat panel display, and architectural glass applications and our sales to Fluor Enterprises include power stations. No other customer accounted for 10% or more of our sales during these periods.

NOTE 20.	CREDIT FACILITY
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
At our election, the loans comprising each borrowing will bear interest at a rate per annum equal to either: (a) a “base rate” plus between one-half (0.5%) and one (1.0%) full percentage point depending on the amount available for additional draws under the Credit Facility (“Base Rate Loan”); or (b) the LIBOR rate then in effect plus between one and one-half (1.5%) and two (2%) percentage points depending on the amount available for additional draws under the Credit Facility. The “base rate” for any Base Rate Loan will be the greatest of the federal funds rate plus one-half (0.5%) percentage point; the one-month LIBOR rate plus one (1.0%) percentage point; and Wells Fargo's “prime rate” then in effect. As of March 31, 2013, the rate in effect was 4.25%.
The Credit Agreement requires us to pay certain fees to the Lenders and contains affirmative and negative covenants, which, among other things, require us to deliver to the Lenders specified quarterly and annual financial information, and limit us and our Guarantors (as defined below), subject to various exceptions and thresholds, from, among other things: (i) creating liens on our assets; (ii) merging with other companies or engaging in other extraordinary corporate transactions; (iii) selling certain assets or properties; (iv) entering into transactions with affiliates; (v) making certain types of investments; (vi) changing the nature of our business; and (vii) paying certain distributions or certain other payments to affiliates. Additionally, during any period in which $12.5 million or less is available to us under the Credit Facility and for sixty (60) days thereafter, the Credit Agreement requires the maintenance of a defined consolidated fixed charge coverage ratio.
The Credit Agreement requires us to pay certain fees to the Lenders, including a $2,500 collateral management fee for each month that the Credit Facility is in place, and a fee based on the unused amount of the Credit Facility. In addition, if the Credit Agreement is terminated by us within one (1) year we will be obligated to pay an early termination fee equal to one percent (1%) of the maximum amount that may be drawn or borrowed under the Credit Facility. During the three months ended March 31, 2013, we expensed $0.1 million in interest and fees related to unused line of credit fees and amortization of debt issuance costs. We did not borrow against the Credit Facility in the first quarter of 2013.
Pursuant to a Guaranty and Security Agreement (the “GS Agreement”), borrowings under the Credit Facility are guaranteed by our wholly-owned subsidiaries Aera Corporation and AEI US Subsidiary, Inc., (collectively the “ Guarantors”). Under the GS Agreement, we and the Guarantors granted the Lenders a security interest in certain, but not all, of our and the Guarantors' assets.

NOTE 21.	SUBSEQUENT EVENT
On April 8, 2013, Advanced Energy and Blitz S13-103, GmbH, an indirect wholly-owned subsidiary of Advanced Energy (“Purchaser”) entered into a Sale and Purchase Agreement (the “Agreement ”) with Jolaos Verwaltungs GmbH (“Seller”) and Prettl Beteilgungs Holding Gmbh (“Seller's Guarantor”) whereby the Purchaser acquired from Seller, on the same date, all of the shares of RefuSol Holding GmbH (“Refusol Holding”) which owns all of the shares of RefuSol GmbH and its subsidiaries (collectively and together with RefuSol Holding, “RefuSol”). RefuSol develops, manufactures, distributes and services photovoltaic inverters.
Under the terms of the Agreement, Seller received €59.0 million in cash, we assumed €9.0 million of debt and had a working capital reduction of €1.8 million. The preliminary base price is subject to a post-closing adjustment based on confirmation of the financial statements of RefuSol effective as of the closing date. Each party has agreed to pay its own expenses related to the transaction.
Additional earn-out cash and stock consideration, up to a maximum of €10.0 million total, is payable to Seller if certain stretch financial targets are met by Advanced Energy's Solar Energy Business Unit and RefuSol, on a combined basis, at the end of the twelve (12) calendar months following April 1, 2013. Half of the earn-out, or up to €5.0 million, is payable in cash. The other half of the earn-out, up to €5.0 million is payable in Advanced Energy common stock at a price of approximately $18.85 per share. The per share price was determined based on the volume-weighted average price of Advanced Energy's common stock during the fifteen (15) trading days prior to April 5, 2013. No more than 342,105 shares are issuable pursuant to the earn-out.

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
For additional information regarding factors that may affect our actual financial condition, results of operations and accuracy of our forward-looking statements, see the information under the caption “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2012. We undertake no obligation to revise or update any forward-looking statements for any reason.
BUSINESS OVERVIEW
We design, manufacture, sell and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film and plasma enhanced chemical and physical processing for various products as well as grid-tied power conversion. We also supply thermal instrumentation products for advanced temperature control in the thin-film process for these markets. Our network of global service support centers provides local repair and field service capability in key regions.

•
Our power conversion products refine, modify and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our power conversion products are primarily used by semiconductor, solar panel and similar thin-film manufacturers including flat panel display, data storage, and architectural glass manufacturers.

•
Our thermal instrumentation products, used primarily in the semiconductor industry, provide temperature measurement and control solutions for applications in which time-temperature cycles affect productivity and yield. These products are used in rapid thermal processing, chemical vapor deposition, and other semiconductor and solar applications requiring non-contact temperature measurement.

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
On November 8, 2012, we acquired Solvix SA ("Solvix"), a privately held company based in Villaz-Saint-Pierre, Switzerland. The financial results discussed below include the financial results of Solvix for the three months ended March 31, 2013. Note 2. Business Acquisition & Disposition in Part I Item 1 of this Form 10-Q describes the acquisition of Solvix.
As noted in Note 21. Subsequent Event in Part I Item 1 of this Form 10-Q, we acquired Refusol Holdings GmbH ("Refusol") on April 8, 2013, subsequent to the end of the first quarter. As such, the results of Refusol are not included in the discussion below of financial results for the three months ended March 31, 2013.

Our analysis presented below is organized to provide the information we believe will be helpful for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements in Part I, Item 1 of this report, including the notes thereto. Also included in the following analysis are measures that are not in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). A reconciliation of the non-GAAP measures to U.S. GAAP is also provided.
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Sales	$111,814	$105,787
Gross profit	41,839	39,744
Operating expenses	34,120	39,121
Operating income	7,719	623
Other income (expenses), net	(203)	411
Income from continuing operations before income taxes	7,516	1,034
Provision for income taxes	690	268
Income from continuing operations, net of income taxes	$6,826	$766
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2013	2012
Sales	100.0%	100.0%
Gross profit	37.4%	37.6%
Operating expenses	30.5%	37.0%
Operating income	6.9%	0.6%
Other income (expenses), net	(0.2)%	0.4%
Income from continuing operations before income taxes	6.7%	1.0%
Provision for income taxes	0.6%	0.3%
Income from continuing operations, net of income taxes	6.1%	0.7%
SALES
The following tables summarize annual sales, and percentages of sales, by segment for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	% of Total Sales	2012	% of Total Sales	Increase/ (Decrease)	Percent Change
Thin Films:
Semiconductor capital equipment	$32,700	29.2%	$38,348	36.3%	$(5,648)	(14.7)%
Non-semiconductor capital equipment	16,610	14.9%	10,068	9.5%	6,542	65.0%
Global support	12,467	11.1%	11,974	11.3%	493	4.1%
Total Thin Films	61,777	55.2%	60,390	57.1%	1,387	2.3%
Solar Energy	50,037	44.8%	45,397	42.9%	4,640	10.2%
Total sales	$111,814	100.0%	$105,787	100.0%	$6,027	5.7%

Total Sales
Overall, our sales increased $6.0 million, or 5.7%, to $111.8 million for the three months ended March 31, 2013 from $105.8 million for the three months ended March 31, 2012. The increase in sales is the result of increased solar inverter sales, primarily to the utility markets, in the first quarter of 2013 as compared to the same period in 2012. Although Thin Film sales were relatively flat, we did experience a decline in semiconductor sales during the three months ended March 31, 2013 as compared to 2012 and an offsetting increase in the non-semiconductor markets. The continued decline of capital spending in the semiconductor market throughout 2012 drove the decline in the first quarter of 2013 compared to 2012. The increase in sales in non-semiconductor markets is partially due to the acquisition of Solvix in the fourth quarter of 2012. The first quarter of 2013 included a full quarter of sales of those products. The remaining increase is due to improvements in the flat panel display markets.
Thin Films
Results for our Thin Films SBU for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Sales	$61,777	$60,390
Operating Income	7,511	3,167
Thin Films sales increased 2.3% to $61.8 million, or 55.2% of sales, for the three months ended March 31, 2013 versus $60.4 million, or 57.1% of sales, for the three months ended March 31, 2012. The increase reflects the market improvements noted above coupled with a full quarter of sales attributable to our acquisition of Solvix.
In the three months ended March 31, 2013, sales in the thin film semiconductor market decreased 14.7% to $32.7 million, or 29.2% of sales, from $38.3 million, or 36.3% of sales for the three months ended March 31, 2012. The decline in end user capital expansion that began in the third quarter of 2011 continued throughout 2012 resulting in utilization rates at semiconductor foundries that remain reduced compared to previous levels. This drove the decline in sales in the first quarter of 2013 as compared to the same period of 2012. Although sales are still down compared to the first quarter of 2012, markets began to improve during the first quarter of 2013 resulting in sequential growth in sales from the fourth quarter of 2012. Utilization rates are increasing and capital spending is expected to remain stronger into the second quarter of 2013.
Sales in the thin film non-semiconductor capital equipment markets increased 65.0% to $16.6 million, or 14.9% of sales, for the three months ended March 31, 2013 compared to $10.1 million, or 9.5% of sales, for the three months ended March 31, 2012. The markets that comprise the thin-film non-semiconductor capital equipment markets include solar panel, flat panel display, data storage, architectural glass and other industrial thin-film manufacturing equipment markets. Our customers in these markets are primarily global OEMs. The increase in these markets for the three months ended March 31, 2013, as compared to the same period a year ago, was driven by investment in the flat panel display market.
Sales to customers in the thin film solar panel market decreased to $0.3 million, or 0.3% of total sales, for the three months ended March 31, 2013 as compared to $2.0 million, or 1.9% of total sales, for the three months ended March 31, 2012. Capacity in the solar panel market continues to exceed demand. We currently do not anticipate new investment in the foreseeable future as consolidation of manufacturers continues. As a result, we expect sales to the solar panel market to remain at historically low levels through the first half of 2013.
The flat panel market experienced significant growth in the first quarter of 2013, increasing 548.3% compared to the same quarter in 2012. This increase was driven by investments in the transition to active-matrix light-emitting diode ("AMOLED") technology. We expect continued investment in this new technology keeping sales stronger through the first half of 2013.
Our global support revenue increased to $12.5 million, or 11.1% of total sales, for the three months ended March 31, 2013, compared to $12.0 million, representing 11.3% of sales, for the three months ended March 31, 2012. Fab utilization rates have stabilized and preventive maintenance has increased resulting in the increase in sales this quarter. We expect to see continued improvements in utilization rates through 2013 resulting in stable revenues for our global support business.
Operating income for Thin Films was $7.5 million for the three months ended March 31, 2013, an increase of $4.3 million from the same period of 2012. The increase is the result of improved gross margins coupled with declines in operating expenses as a result of the restructuring efforts completed in 2012.

Solar Energy
Results for our Solar Energy SBU for the three months March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Sales	$50,037	$45,397
Operating income	208	493
Solar Energy sales were $50.0 million, or 44.8% of sales, for the three months ended March 31, 2013 as compared to $45.4 million, or 42.9% of sales, for the three months ended March 31, 2012.
Sales for the first quarter of 2013 were up from the comparable quarter a year ago due to an increased presence in Canada. Sales to the Canadian market grew significantly in the second half of 2012 and have continued to grow, although at a slower pace. We expect Solar Energy sales to increase in the second quarter of 2013 due to the acquisition discussed in "Note 21. Subsequent Event" in Part I Item I of this Form 10-Q.
Operating income for Solar Energy was $0.2 million for the three months ended March 31, 2013 as compared to $0.5 million for the three months ended March 31, 2012. The decrease in operating income for the three months ended March 31, 2013 as compared to the same periods in 2012 is due to lower gross margins resulting from changes in the mix of products sold.
Backlog
Our overall backlog was $86.9 million at March 31, 2013 as compared to $92.7 million at December 31, 2012. The decrease from the prior year-end is due primarily to lower orders in our Solar Energy SBU resulting from the push out of projects due to permit and financing delays.
GROSS PROFIT
Our gross profit was $41.8 million, or 37.4% of sales, for the three months ended March 31, 2013, as compared to $39.7 million, or 37.6% of sales for the three months ended March 31, 2012. The year-over-year increase in terms of absolute dollars was due to the overall increase in sales in our Solar Energy business. Gross profit as a percentage of sales was relatively flat in the first quarter of 2013 as compared to the same period of 2012.
OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013		2012
Research and development	$14,253	12.7%	$15,115	14.3%
Selling, general, and administrative	17,654	15.8%	20,059	19.0%
Amortization of intangible assets	2,213	2.0%	1,372	1.3%
Restructuring charges	—	—%	2,575	2.4%
Total operating expenses	$34,120	30.5%	$39,121	37.0%
As a result of declines in certain markets that we serve, we initiated a plan in September 2011 to re-align our manufacturing and research and development activities to be closer to our customers and reduce production costs. These initiatives included headcount reductions, facilities closures, and asset impairments and were completed in the fourth quarter of 2012.
In connection with our acquisition of Refusol Holdings GmbH ("Refusol") described in Note 21. Subsequent Event in Part I Item I of this Form 10-Q, we committed to a restructuring plan to take advantage of additional cost saving opportunities. Over the next nine months, we will consolidate several facilities including moving the remaining manufacturing in Bend, Oregon to our Fort Collins, Colorado facility; transfer the remaining supply chain activities of our Thin Films business unit to the Shenzhen, China manufacturing facility; and rationalize the inverter product line. As a result, we anticipate total charges in the amount of $30.0 to $35.0 million, of which approximately $7.0 million to $15.0 million are expected to be cash expenditures. The charges are expected to include approximately $4.0 million to $6.0 million of severance costs, $5.5 million to $6.0 million for space consolidation, and $20.5 million to $23.0 million for product rationalization and impairments of the intangible assets associated with the technology around those products. The actions taken under this restructuring plan as well those underway and already taken are expected to deliver annual savings of approximately $70.0 to $75.0 million.
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
Research and development expenses for the three months ended March 31, 2013 were $14.3 million, or 12.7% of sales, as compared to $15.1 million, or 14.3% of sales, for the three months ended March 31, 2012. Research and development costs declined in the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to lower costs of materials and supplies.
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
Selling, general and administrative ("SG&A") expenses decreased $2.4 million in the three months ended March 31, 2013 as compared to the same period in 2012. The decrease for the three months ended March 31, 2013 as compared to the same period in 2012 is due to lower incentive compensation accruals in the current period based on company performance as compared to plan targets partially offset by increased purchased services for due diligence related to the business acquisition discussed in Note 21. Subsequent Event in Part I Item I of this Form 10-Q.
Amortization Expense
Amortization of intangible assets expense was $2.2 million for the three months ended March 31, 2013, compared to $1.4 million for the same period ending March 31, 2012. The increase in amortization is due to in process research and development projects that were placed in service the first quarter of 2012 and therefore began amortization in the second quarter of 2012. This project was in process at the acquisition date of PV Powered and was recorded as a non-amortizing intangible asset at the acquisition date. As the projects acquired were completed they began amortizing over their estimated useful lives.
Other Income (expenses), net
Other income (expenses), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expenses), net was a $0.2 million loss for the three months ended March 31, 2013 as compared to a $0.4 million gain in the same period of 2012. The loss in the current year is primarily due to foreign exchange losses while the prior year gain resulted from the sale of fixed assets.
Provision for Income Taxes
We recorded an income tax provision from continuing operations for the three months ended March 31, 2013 of $0.7 million compared to $0.3 million for the three months ended March 31, 2012, resulting in effective tax rates of 9.2% and 25.9%, respectively. Our tax rate is lower than the U.S. federal income tax rate primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates. In addition, during the three months ended March 31, 2013, we recognized a discrete tax benefit of $1.4 million related to the January 2, 2013 reinstatement of the 2012 U.S. research and development tax credit.
Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.
Discontinued Operations

On October 15, 2010, we completed the sale of our gas flow control business, which includes the Aera® mass flow control and related product lines to Hitachi, for $43.3 million. Assets and liabilities sold include, without limitation, inventory, real property in Hachioji, Japan, equipment, certain contracts, intellectual property rights related to the gas flow control business, and certain warranty liability obligations. Results of continuing operations for 2012 were reduced by the revenue and costs associated with the gas flow control business which are included in Income from discontinued operations, net of income taxes, in our Condensed Consolidated Statements of Operations.
Non-GAAP Results
To evaluate business performance against business objectives and for planning purposes, management uses non-GAAP results. We believe these measures will enhance investors’ ability to review our business from the same perspective as management and facilitate comparisons of this period’s results with prior periods. These non-GAAP measures are not in accordance with U.S. GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. The presentation of this additional information should not be considered a substitute for results prepared in accordance with U.S. GAAP.
The non-GAAP results presented below exclude the impact of restructuring charges, stock-based compensation, amortization of intangible assets, and acquisition-related costs (in thousands):

	Three Months Ended March 31,
	2013	2012
Income from continuing operations, net of tax, as reported	$6,826	$766
Adjustments, net of tax
Restructuring charges	—	1,651
Acquisition-related costs	993	—
Stock-based compensation	1,847	3,191
Amortization of intangible assets	2,010	874
Non-GAAP income from continuing operations, net of tax	$11,676	$6,482

Diluted weighted-average common shares outstanding	39,598	41,292
Non-GAAP Earnings Per Share	$0.29	$0.16

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

Liquidity and Capital Resources
LIQUIDITY
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, and cash generated from current operations as well as our credit facility discussed in Note 20. Credit Facility in Part I Item 1 of this Form 10-Q.
At March 31, 2013, we had $182.3 million in cash, cash equivalents, and marketable securities. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months. We may seek additional financing from time to time.
On October 12, 2012, we entered into an agreement with Wells Fargo Bank, National Association which provides for a secured revolving credit facility ("Credit Facility") of up to $50.0 million. Borrowings under the Credit Facility are subject to a borrowing base based upon our accounts receivable and inventory and are available for various corporate purposes. The Credit Facility provides us further flexibility for execution of our strategic plans including acquisitions. For more information on the Credit Facility see Note 20 - Credit Facility of our Consolidated Financial Statements.
On October 30, 2012, we announced a $25.0 million share repurchase program authorized by our Board of Directors. The repurchase program is authorized through October 2013, requires no minimum number of shares to be repurchased, and may be discontinued at any time. No repurchases have been made under this program.
CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing, activities is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$(549)	$34,691
Net cash provided by (used in) investing activities	11,675	(2,892)
Net cash provided by (used in) financing activities	12,138	(22,110)
Effect of currency translation on cash	(100)	(1,910)
Increase in cash and cash equivalents	23,164	7,779
Cash and cash equivalents, beginning of the period	146,564	117,639
Cash and cash equivalents, end of the period	$169,728	$125,418
2013 CASH FLOWS COMPARED TO 2012
Net cash provided by (used in) operating activities
Net cash used in operating activities for the three months ended March 31, 2013 was $0.5 million, compared to cash provided by operating activities of $34.7 million for the same period ended March 31, 2012. The decrease of $35.2 million in net cash flows from operating activities is primarily due to significant collections of accounts receivable in the first quarter of 2013 driving overall receivables balances down from previous levels.
Net cash provided by (used in) investing activities
Net cash provided by investing activities for the three months ended March 31, 2013 was $11.7 million, an increase of $14.6 million from the same period ended March 31, 2012. The increase in cash provided by investing activities in 2013 is due to proceeds from the liquidation of a portion of our marketable securities. Movement of cash between marketable securities and cash and cash equivalents is related to our cash needs at a point in time and may fluctuate from one period to the next. Capital expenditures for the three months ended March 31, 2013 were down $1.7 million compared to the same period in 2012. We expect to fund future capital expenditures with cash generated from operations.

Net cash provided by (used in) financing activities
Net cash provided by financing activities in the three months ended March 31, 2013 was $12.1 million, a $34.2 million change from the cash used in financing activities of $22.1 million in the same period of 2012. The exercise of stock options provided $13.1 million of cash in 2013 as compared to $0.1 million in 2012. The first quarter of 2012 included stock repurchases of $21.9 million while no repurchases have been made in 2013.
Effect of currency translation on cash
During the three months ended March 31, 2013, currency translation had a negative $0.1 million impact on cash compared to a negative impact of $1.9 million in the same period of 2012. The functional currencies of our worldwide operations primarily include U.S. dollar ("USD"), Japanese Yen ("JPY"), Chinese Yuan ("CNY"), New Taiwan Dollar ("NTD"), South Korean Won ("KRW"), British Pound ("GBP"), Swiss Franc ("CHF"), Canadian Dollar ("CAD") and Euro ("EUR"). Our purchasing and sales activities are primarily denominated in USD, JPY, CNY, and EUR. The change in these key currency rates during the three months ended March 31, 2013 and 2012 are as follows:

		Three Months Ended March 31,
From	To	2013	2012
CNY	USD	0.3%	0.2%
EUR	USD	(2.8)%	3.2%
JPY	USD	(7.9)%	(5.6)%
KRW	USD	(4.4)%	2.6%
NTD	USD	(2.8)%	2.9%
GBP	USD	(6.4)%	3.4%
CAD	USD	(2.5)%	2.5%
CHF	USD	(3.6)%	4.2%
Off Balance Sheet Arrangements
We have no off-balance sheet arrangements or variable interest entities.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
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

As of March 31, 2013, our investments consisted primarily of certificates of deposit, municipal bonds, and institutional money markets, all with maturity of less than 2 years. As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by approximately $0.1 million.
We had no debt outstanding as of March 31, 2013. Our only debt instrument at March 31, 2013 was the Credit Facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it. However, assuming a full drawdown on the revolving credit facility, and holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $0.5 million over the course of 12 months.
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
See the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2012.

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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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
There have been no material developments in legal proceedings in which we are involved during the quarter ended March 31, 2013. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.	RISK FACTORS
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 describes some of the risks and uncertainties associated with our business. The risk factors set forth below update such disclosures. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties also may impact the accuracy of forward-looking statements included in this Form 10-Q and other reports we file with the Securities and Exchange Commission.

Activities necessary to integrate acquisitions may result in costs in excess of current expectations or be less successful than anticipated.

As noted in Note 21. Subsequent Event in Part I Item 1 of this Form 10-Q, we recently acquired Refusol Holding GmbH, and we may acquire other businesses in the future. The success of such transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management's attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first enter into the acquisition transaction, or the acquired business may cause us to incur unanticipated costs or liabilities. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, if we are unable to benefit from anticipated sales, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations and cash flows could be materially adversely affected.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

3.1	Restated Bylaws, as amended

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	May 8, 2013	/s/ Danny C. Herron
Danny C. Herron
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Restated Bylaws, as amended

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.