Form 10-K
period 2013-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2014-03-03
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013
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
Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $644,615,835 as of June 30, 2013, based upon the price at which such common stock was last sold on such date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded because such persons are deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.
41,021,691
(Number of shares of Common Stock outstanding as of February 27, 2014)
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, scheduled to be held on May 7, 2014. Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be a part of this Annual Report on Form 10-K.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-K

PART I
Unless the context otherwise requires, as used in this Form 10-K, references to “Advanced Energy”, “the Company”, “we”, “us” or “our” refer to Advanced Energy Industries, Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS
Overview
We design, manufacture, sell, and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-films for various products, such as semiconductor devices, flat panel displays, thin film renewables, hard and industrial coatings and architectural glass. We also supply thermal instrumentation products for advanced temperature control in the thin-film and other thermal processes for these same markets as well as Remote Plasma Sources that are used in the thin films processing industries and in gas abatement applications. Our solar inverter products support renewable power generation solutions for primarily commercial, and utility-scale solar projects and installations. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for individual photovoltaic ("PV") sites of all sizes.
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
On April 8, 2013, we acquired Refusol Holding GmbH ("Refusol"), a privately held company based in Metzingen, Germany. Refusol develops three-phase string inverters for commercial customers across Europe and Asia. Its three-phase string inverter offerings range in size from 8kW to 24kW broadening the range of solar inverter products offered by Advanced Energy. Note 2 to our Consolidated Financial Statements, Business Acquisition and Disposition, describes the acquisitions of Solvix and Refusol and the disposition of our gas flow control business.
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
Thin Films
SEMICONDUCTOR CAPITAL EQUIPMENT
Customers in the semiconductor capital equipment market incorporate our products into equipment that make integrated circuits. Our power conversion systems provide the energy to enable thin-film processes, such as deposition and etch. Our thermal instrumentation products measure the temperature of the processed substrate or the process chamber. Our Remote Plasma Sources deliver ionized gases for reactive chemical processes used in cleaning, surface treatment, and gas abatement. Precise control over the energy delivered to plasma-based processes enables the production of integrated circuits with reduced feature sizes and increased speed and performance.

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
FLAT PANEL DISPLAY CAPITAL EQUIPMENT
Manufacturers of flat panel displays use thin film processes similar to those employed in manufacturing semiconductor integrated circuits. Flat panel display technology produces bright, sharp, large, color-rich images on flat screens for products ranging from hand-held devices to laptop and desktop computer monitors and flat TVs. This technology is used in manufacturing liquid crystal display, LED backlit, and 3-dimensional ("3D") television screens. The transition to larger panel sizes and higher display resolution is driving the need for tighter process controls to reduce manufacturing costs and defects. Increased focus on user experience and interface drives the use for new materials and device architecture such as organic light-emitting diode ("OLED") and active-matrix organic light-emitting diode ("AMOLED") and new technologies for touch screen. The emerging migration to flexible display drives the development of new materials and thin film technologies for encapsulation.
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
INDUSTRIAL PRODUCTS CAPITAL EQUIPMENT
The thin film deposition processes are also used in the manufacturing process of products for a variety of industrial and consumer markets. Our solutions allow thin films to be applied to products in plasma-based processes to strengthen and harden surfaces on such diverse products as machine tools, automotive parts, and various other end products. The advanced thin-film production processes allow precise control of various optical and physical properties, including color, transparency, and electrical and thermal conductivity. The improved adhesion and specular surfaces resulting from plasma-based processing make it the preferred method of applying thin films. The need for improved films properties for both hard coating and optical coating requires a precision power conversion technology which we achieved through the acquisition of Solvix products and technology.
Solar Energy
We sell primarily commercial and utility-grade solar inverters to distributors, contractors, developers, and utility companies who integrate our inverter products into solar array installations. Our solar inverters convert DC power, which is produced by the solar panels in the array, into alternating current ("AC") power for consumption on-site or to be sold back through the public utility grid. Our commercial and utility-grade inverters have power outputs from 8 kilowatts ("kW") to two megawatts and can be used in small-scale and utility-scale solar array installations.
Customers
Our products are sold worldwide to approximately 420 OEMs and integrators and directly to more than 1,387 end users. Our ten largest customers accounted for approximately 44.2% of our sales in 2013, 47.7% of our sales in 2012, and 44.6% of our sales in 2011. We expect that the sale of products to our largest customers will continue to account for a significant percentage of our sales for the foreseeable future.
Applied Materials Inc., our largest customer, accounted for 17.4% of our sales in 2013, 14.1% of our sales in 2012, and 13.1% of our sales in 2011. Additionally, in June 2012, Lam Research merged with Novellus Systems, Inc. Had the two businesses been a combined entity for the full year, they would have accounted for 10.7% of our sales in 2012. No other customer accounted for greater than 10% of our sales in 2013, 2012, or 2011. The loss of Applied Materials, Inc. or Lam Research as a customer could have a material adverse effect on our results of operations.
Backlog
Our backlog was approximately $128.3 million at December 31, 2013, a 38.4% increase from $92.7 million at December 31, 2012. This increase was the result of orders of our new 1 megawatt ("MW") inverter and large project wins in our solar business. Backlog orders are firm orders scheduled to be filled and shipped in the next 12 months and include our just-in-time supply agreements with major OEM’s.
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
Marketing, Sales and Distribution

We sell our products through direct and indirect sales channels in North America, Europe, and Asia. Our sales operations are located in the United States, Canada, the PRC, Great Britain, Germany, Japan, South Korea, Australia, India, Greece, Italy, Czech Republic, and Taiwan. In addition to a direct sales force, we have independent sales representatives and distributors that support our selling efforts. We maintain customer service offices at many of the locations listed above, as well as other sites near our customers' locations. We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers.
The following table presents our net sales by geographic region for the years ended December 31, 2013, 2012, and 2011. Sales are attributed to individual countries based on customer location. A summary of financial information for each reportable segment is found in Note 21 - Segment Information of our Consolidated Financial Statements.

	Years ended December 31,
Sales to external customers:	2013	2012	2011
	(In thousands)
United States	$328,330	$322,847	$338,343
Canada	33,000	30,113	3,622
North America	361,330	352,960	341,965

People's Republic of China	27,420	19,987	38,654
Other Asian countries	62,990	54,825	79,424
Asia	90,410	74,812	118,078

Germany	87,115	18,374	47,228
Other European Countries	8,149	5,785	9,528
Europe	95,264	24,159	56,756
Total sales	$547,004	$451,931	$516,799

Total sales to all foreign countries totaled $218.7 million, $129.1 million, and $178.5 million in the years ended December 31, 2013, 2012, and 2011, respectively.
See “Risk Factors” in Item 1A for a discussion of certain risks related to our foreign operations.
Manufacturing
The manufacturing of our Thin Films related power products is performed in Shenzhen, PRC and Seoul, South Korea. Manufacturing in these two locations, primarily the PRC, exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in PRC laws and regulations, government actions, and unsettled political conditions. The thermal instrumentation product line is manufactured in Vancouver, Washington. Our solar inverters are produced in Fort Collins, Colorado; Ontario, Canada; and Shenzhen, PRC. Shenzhen has become a platform for building commonality of parts in the inverters and then shipping to the US and Canada for final assembly and test and to support local content requirements. The manufacturing of our three-phase string inverters is done in Greenville, South Carolina, India, Hungary, and Germany with our contract manufacturing partners.
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
Intellectual Property
We seek patent protection for inventions governing new products or technologies as part of our ongoing research and development. We currently hold 103 United States patents and 55 foreign-issued patents, and have 151 patent applications pending in the United States, Europe, Asia, India, Brazil, South Africa, and Chile. A substantial majority of our patents relate to our Thin Films business. Generally, our efforts to obtain international patents have been concentrated in the industrialized countries within Europe and Asia because there are other manufacturers and developers of power conversion and control systems in those countries, as well as customers for those systems for which our intellectual property applies.
During 2012, we acquired Solvix and all related intellectual property including one United States patent and one patent application pending in the United States. During 2013, we acquired Refusol and all related intellectual property including three patents in Germany.
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
We have seen an increase in global competition in the markets in which we compete, especially from Asian and European-based component suppliers. We encounter substantial competition from foreign and domestic companies for each of our product lines. Some of our competitors have greater financial and other resources than we do. In some cases, competitors are smaller than we are, but are well established in specific product niches. MKS Instruments, Inc. ("MKSI"), Comdel, Inc., Daihen Corporation, Kyosan Electric Mfg. Co., Ltd., Hüttinger Elektronik GmbH, Comet Holding AG, New Plasma Products (NPP), Entech, Plasmart (now a division of MKSI), and ADTech compete with our power conversion products for thin film processing. Lumasense Technologies, CI Systems, BASF, and Laytec GmbH offer products that compete with our thermal products. SMA Solar Technology AG, Power-One, Inc. (now a part of ABB Ltd.), Schneider Electric SA, and Siemens AG offer products that compete with our solar inverters.
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
Research and development expenses were $58.3 million in 2013, $58.1 million in 2012, and $65.0 million in 2011, representing 10.7% of our sales in 2013, 12.9% of our sales in 2012, and 12.6% of our sales in 2011.

Employees
As of December 31, 2013, we had a total of 1,504 employees. There is no union representation of our employees, notwithstanding statutory organization rights applicable to our employees in the PRC, and we have never experienced an involuntary work stoppage. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.
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
Executive Officers of the Registrant
Our executive officers, their positions and their ages as of December 31, 2013 are as follows:

Garry W. Rogerson, 61, joined us in August 2011 as our Chief Executive Officer and Board member. Mr. Rogerson was Chairman from 2009 and Chief Executive Officer from 2004 of Varian, Inc., a major supplier of scientific instruments and consumable laboratory supplies, vacuum products, and services, until the purchase of Varian by Agilent Technologies, Inc. in May 2010. Mr. Rogerson served as Varian's Chief Operating Officer from 2002 to 2004, as Senior Vice President, Scientific Instruments from 2001 to 2002, and as Vice President, Analytical Instruments from 1999 to 2001. Mr. Rogerson received an honours degree and Ph.D. in biochemistry from the University of Kent at Canterbury. Mr. Rogerson is also the chairman of Coherent, Inc., a publicly held laser manufacturer, a position he has held since 2007.
Danny C. Herron, 59, joined us in September 2010 as Executive Vice President and Chief Financial Officer. He was Chief Financial Officer of Sundrop Fuels, Inc., a solar gasification-based renewable fuels company, from October 2009 through August 2010. From May 2009 to October 2009, Mr. Herron was a consultant at Tatum LLC, a financial consulting business, providing interim chief financial officer and financial consulting services. Mr. Herron served VeraSun Energy Corporation, a corn-based ethanol company, from 2006 to 2008 first as Senior Vice President and Chief Financial Officer and later as President and Chief Financial Officer. From 2002 to 2006, Mr. Herron was Executive Vice President and Chief Financial Officer at Swift & Company, a beef and pork producer acquired from ConAgra Foods, Inc. Prior to that, Mr. Herron served as division Chief Financial Officer of ConAgra Foods, Inc. Beef Division.
Yuval Wasserman, 59, joined us in August 2007 as Senior Vice President, Sales, Marketing and Service. In October 2007 he was promoted to Executive Vice President, Sales, Marketing and Service. In April 2009 he was promoted to Executive Vice President and Chief Operating Officer of the Company and then in August 2011 he was promoted to President of the Thin Films Business Unit. Beginning in May 2002 Mr. Wasserman served as the president and later as chief executive officer of Tevet Process Control Technologies, Inc., a semiconductor metrology company, until July 2007. Prior to that, he held senior executive and general management positions at Boxer Cross (a metrology company acquired by Applied Materials, Inc.), Fusion Systems (a plasma strip company that is a division of Axcelis Technologies, Inc.), and AG Associates (a semiconductor capital equipment company focused on rapid thermal processing). Mr. Wasserman started his career at National Semiconductor Inc., where he held various process engineering and management positions. Mr. Wasserman joined the board of Syncroness, Inc., an outsourced engineering and product development company, in 2010. Mr. Wasserman received a Bachelor of Science in Chemical Engineering from the Ben-Gurion University in Be'er Sheva, Israel.
Gordon Tredger, 53, joined us in December 2011, and was appointed President of the Solar Energy business unit in April 2012. From May 2010 to December 2010, he served as Executive Vice President of Operations at the Chemical Analysis Division of Bruker Daltonics, a leading provider of high-performance scientific instruments and solutions. From March 2006 through May 2010, Mr. Tredger was Vice President of Analytical Instruments at Varian Inc., a leading worldwide supplier of scientific instrumentation. Mr. Tredger held prior executive roles at Argonaut Technologies, Perkin-Elmer Instruments, and Photovac (acquired by Perkin-Elmer). Mr. Tredger received a Bachelor of Arts degree from the University of Toronto in Ontario, Canada.
Thomas O. McGimpsey, 52, joined us in April 2009 as Vice President and General Counsel and was promoted to Executive Vice President of Corporate Development and General Counsel in August 2011. From February 2008 to April 2009, Mr. McGimpsey held the position of Vice President of Operations for First Data Corporation. During 2007, Mr. McGimpsey was a consultant and legal advisor to various companies. From July 2000 to January 2007, Mr. McGimpsey held various positions with McDATA Corporation such as Executive Vice President of Business Development and Chief Legal Officer, Senior Vice President and General Counsel, and Vice President of Corporate Development. Mr. McGimpsey received his Masters of Business Administration from Colorado State University (with honors), his Juris Doctor degree from the University of Colorado and his Bachelor of Science degree in Computer Science (with a minor in electrical systems) from Embry-Riddle Aeronautical University.

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
We place orders with many of our suppliers based on our customers’ quarterly forecasts and our annual forecasts. These forecasts are based on our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. Orders with our suppliers cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. Our obligation to our suppliers at December 31, 2013 under these purchase commitments and agreements was $68.6 million. If demand for our products does not continue at current levels, we might not be able to use all of the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain sufficient raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand.
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

During the second half of 2011 and the second quarter of 2013, we implemented restructuring plans to align our cost structure with current industry conditions in the Thin Film Business Unit and the Solar Energy Business Unit. As part of these restructuring plans we reduced staff, exited excess office and warehouse space, relocated engineering and research and development resources closer to our customers, and transfered various operating activities, such as supply chain management, manufacturing, engineering and other activities, to our Shenzhen, China facility. This means that we will be even more highly dependent on our China-based operations. As with any restructuring initiative, there could be many unintended results and there are always risks that execution may not meet expectations in the future. If we are unable to effectively execute the initiatives under the plan or our customers' requirements change, we may not realize the expected results or could incur restructuring charges greater than anticipated, which could materially affect our financial condition and results of operations.

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
Our ten largest customers accounted for 44.2% of our sales in 2013, 47.7% of our sales in 2012, and 44.6% of our sales in 2011. Applied Materials Inc., our largest customer, accounted for 17.4% of our sales in 2013, 14.1% of our sales in 2012, and 13.1% of our sales in 2011. Additionally, in June 2012, Lam Research merged with Novellus Systems, Inc. Had the two businesses been a combined entity for the full year, they would have accounted for 10.7% of our sales in 2012. No other single customer accounted for more than 10% of our sales during 2013, 2012 or 2011. At December 31, 2013 our accounts receivable from Applied Materials accounted for 17.4% of our total accounts receivable. At December 31, 2012, our accounts receivable from Applied Materials, Ltd. were $10.9 million, comprising 13% of our total accounts receivable. No other single customer accounted for more than 10% of our accounts receivable as of December 31, 2013, or 2012. If we were to lose any of our significant customers or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition, and results of operations could be materially and adversely affected.
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
In 2012, 2013 and 2014, we acquired Solvix, Refusol, and the Power Controls Modules product line of AEG Power Solutions, respectively, and we may acquire other businesses in the future. The success of such transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first entered into the acquisition transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

Our transformer based and transformerless solar inverters are manufactured in Fort Collins, Colorado, Shenzhen, PRC and Ontario, Canada. While manufacturing could be shifted to a different manufacturing location for the transformer based and transformerless inverters if a labor disruption, supply difficulty or natural or other uncontrollable occurrence occurred, it may take significant time to transition to another site, and delivery times and costs would likely increase, preventing us from meeting our customers' requirements in a timely manner, or at all. To the extent that local content requirements exist, we may also be limited in such transitions.

Our restructuring and other cost-reduction efforts have included transitioning manufacturing operations to our facility in Shenzhen from other manufacturing facilities, such as Fort Collins, Colorado and Bend, Oregon, which renders us increasingly reliant upon our Shenzhen facility. A disruption in manufacturing at our Shenzhen facility, from whatever cause, could have a significantly adverse effect on our ability to fulfill customer orders, our ability to maintain customer relationships, our costs to manufacture our products and, as a result, our results of operations and financial condition.
We are subject to risks inherent in international operations.
Sales to our customers outside the United States were approximately 40.0% of our total sales in 2013, 28.6% in 2012, and 34.5% in 2011. The recent acquisitions of the three phase string inverter and power controls modules product lines have increased our presence in international locations. India is becoming a focus of possible expansion for sales, research and development, and manufacturing. As opportunities arise we may begin expanding into markets such as Mexico, Chile, and Brazil. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

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

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $46.0 million in accounts receivable from foreign customers as of December 31, 2013; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
Our profitability and ability to implement our business strategies, maintain market share and compete successfully in international markets will be compromised if we are unable to manage these and other international risks successfully.
Our operations in the People’s Republic of China are subject to significant political and economic uncertainties over which we have little or no control and we may be unable to alter our business practice in time to avoid reductions in revenues.
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
We have entered into contract manufacturing relationships with well-established suppliers in Canada, Hungary, India and the United States for the manufacture of certain goods in our inverter product line and Germany for our Power Control Module product line. These relationships will facilitate our compliance with localization requirements in some world regions where incentives and benefits are granted for local manufacturing. These relationships will also afford us a more flexible manufacturing capacity, thereby enabling us to maintain a competitive advantage in the marketplace for our inverter products. These partners, working closely with us, will in turn be developing a common supply chain for the components that are incorporated into our inverters. While we believe that our contract manufacturers are qualified to manufacture these inverters for us, we may need to address short-term quality and delivery scheduling issues as we develop this new supply chain for these inverters. If we were to encounter significant quality or delivery schedule concerns it might materially and adversely affect our relationships with customers for these inverters and our results of operations. As with many contract manufacturing relationships, costs may be incurred if manufacturing capacity is not fully utilized.
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
We have been, and in the future may again be, involved in litigation. Litigation is costly and could result in further restrictions on our ability to conduct business or make use of market relationships we have developed, or an inability to prevent others from using technology.
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
We currently have $157.8 million of goodwill and $19.4 million in intangible assets. We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
We are subject to numerous governmental regulations.
We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products and control systems and regulations governing the import, export and customs duties related to our products. We might incur significant costs as we seek to ensure that our products meet safety and emissions standards, many of which vary across the states and countries in which our products are used. In the past, we have invested significant resources to redesign our products to comply with these directives. Compliance with future regulations, directives, and standards could require us to modify or redesign some products, make capital expenditures, or incur substantial costs. Also, we may incur significant costs in complying with the myriad of different import, export and customs regulations as we seek to sell our products internationally. If we do not comply with current or future regulations, directives, and standards:

•	we could be subject to fines and penalties;

•	our production or shipments could be suspended; and

•	we could be prohibited from offering particular products in specified markets.
If we were unable to comply with current or future regulations, directives and standards, our business, financial condition and results of operations could be materially and adversely affected.
Recently enacted financial reform legislation will result in new laws and regulations that may increase our costs of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. On August 22, 2012, under the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to perform sufficient due diligence to determine whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. The first report is due on May 31, 2014 for the 2013 calendar year.
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
Douglas S. Schatz, our Chairman of the Board, beneficially owned approximately 6.4% of our outstanding common stock as of February 27, 2014. Depending on the number of shares that abstain or otherwise are not voted on a particular matter, Mr. Schatz may be able to influence our business affairs for the foreseeable future in a manner with which our other stockholders may not agree. In addition, the sale of a substantial amount of the shares beneficially owned by him could negatively affect the market price of our common stock.

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

We have in the past made strategic acquisitions of other corporations and entities, as well as asset purchases, and we continue to evaluate potential strategic acquisitions of complementary companies, products, and technologies. In the event of any future acquisitions, we could:

•	issue stock that would dilute our current stockholders' percentage ownership;

•	pay cash that would decrease our working capital;

•	incur debt;

•	assume liabilities; or

•	incur expenses related to impairment of goodwill and amortization.
Acquisitions also involve numerous risks, including:

•	problems combining the acquired operations, systems, technologies, or products;

•	an inability to realize expected sales forecasts, operating efficiencies or product integration benefits;

•	difficulties in coordinating and integrating geographically separated personnel, organizations, systems, and facilities;

•	difficulties integrating business cultures;

•	unanticipated costs or liabilities, including the costs associated with improving the internal controls of the acquired company;

•	diversion of management's attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	potential loss of key employees, particularly those of purchased organizations;

•	incurring unforeseen obligations or liabilities in connection with acquisitions; and

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Information concerning our principal properties at December 31, 2013 is set forth below:

Location	Principal Activity	Business Unit	Ownership
Fort Collins, CO	Corporate headquarters, research and development, distribution, sales, and service	Thin Films / Solar Energy	Leased
Villaz-St-Pierre, Switzerland	Research and development, outsourced manufacturing	Thin Films	Leased
San Jose, CA	Distribution, sales, and service, research and development	Thin Films / Solar Energy	Leased
Vancouver, WA	Research and development, manufacturing, distribution, sales, and service	Thin Films	Leased
Toronto, Canada	Distribution, manufacturing and sales	Solar Energy	Leased
Shanghai, China	Distribution and sales	Thin Films	Leased
Shenzhen, China	Manufacturing, distribution and service	Thin Films / Solar Energy	Leased
Metzingen, Germany	Distribution, sales, and service	Thin Films / Solar Energy	Leased
Pune, India	Research and development and sales	Solar Energy	Leased
Tokyo, Japan	Sales	Solar Energy	Leased
Hwasung Kyunggi-do, South Korea	Distribution, sales, and service	Thin Films	Leased
Sungnam City, South Korea	Distribution, manufacturing, sales, service and research and development	Thin Films	Owned
Singapore	Sales and service	Thin Films	Leased
Taipei, Taiwan	Distribution, sales, and service	Thin Films	Leased
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
Principal Market and Price Range of Common Stock
Our common stock is listed on the NASDAQ Global Select Market under the symbol “AEIS.” At February 27, 2014, the number of common stockholders of record was 434, and the closing sale price of our common stock on the NASDAQ Global Select Market on that day was $27.96 per share.

The table below shows the range of high and low closing sale prices for our common stock as quoted (without retail markup or markdown and without commissions) on the NASDAQ Global Select Market:

	2013		2012
	High	Low	High	Low
First Quarter	$19.97	$13.61	$13.40	$10.64
Second Quarter	$18.93	$16.82	$13.95	$11.72
Third Quarter	$22.07	$17.38	$14.14	$11.01
Fourth Quarter	$25.97	$17.29	$13.81	$11.27
Dividend Policy
We have not declared or paid any cash dividends on our capital stock in our history as a public company. We currently intend to retain all future earnings to finance our business and do not anticipate paying cash or other dividends on our common stock in the foreseeable future.
Share Repurchases
In October 2012, our Board of Directors authorized a program to repurchase up to $25.0 million of our common stock over a twelve-month period. We did not repurchase any shares under this program, which ended in the fourth quarter of 2013.

Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on our common stock during the period from December 31, 2009 through December 31, 2013. This is compared with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index (PHLX) over the same period. The comparison assumes $100 was invested on December 31, 2008 in Advanced Energy common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Advanced Energy Industries, Inc., the NASDAQ Composite Index, and
the PHLX Semiconductor Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Indices and our stock performance calculated on a calendar year-end basis.

	12/08	12/09	12/10	12/11	12/12	12/13
Advanced Energy Industries, Inc.	$100.00	$151.56	$137.09	$107.84	$138.78	$229.75
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
PHLX Semiconductor	100.00	159.68	183.23	186.05	204.93	268.55

ITEM 6.	SELECTED FINANCIAL DATA
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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:		REVISED	REVISED	REVISED	REVISED
Sales	$547,004	$451,931	$516,799	$459,414	$161,846
Operating income (loss)	14,623	27,374	49,251	65,188	(97,140)
Income (loss) from continuing operations before income taxes	14,284	29,806	50,468	67,409	(95,230)
Income (loss) from continuing operations, net of income taxes	32,086	20,176	36,854	53,593	(101,812)
Income (loss) from discontinued operations, net of income taxes	—	405	(540)	17,599	(893)
Net income (loss)	32,086	20,581	36,314	71,192	(102,705)
Earnings per Share:
Continuing Operations:
Basic earnings (loss) per share	$0.81	$0.52	$0.85	$1.25	$(2.43)
Diluted earnings (loss) per share	$0.79	$0.51	$0.84	$1.23	$(2.43)
Discontinued Operations:
Basic earnings (loss) per share	$—	$0.01	$(0.01)	$0.41	$(0.02)
Diluted earnings (loss) per share	$—	$0.01	$(0.01)	$0.41	$(0.02)
Net Income (Loss):
Basic earnings (loss) per share	$0.81	$0.53	$0.84	$1.66	$(2.45)
Diluted earnings (loss) per share	$0.79	$0.52	$0.83	$1.64	$(2.45)

Basic weighted-average common shares outstanding	39,597	38,879	43,465	42,862	41,966
Diluted weighted-average common shares outstanding	40,667	39,447	43,954	43,419	41,966
Consolidated Balance Sheets Data:
Total assets	$652,977	$537,242	$532,460	$504,239	$344,207

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We design, manufacture, sell, and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin-film processing for various products, such as semiconductor devices, flat panel displays, thin film renewables, industrial coating, gas abatement and architectural glass. We also supply thermal instrumentation products for advanced temperature control in thin-film processing for these same markets. Our solar inverter products support renewable power generation solutions for primarily commercial, and utility-scale solar projects and installations. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for individual photovoltaic ("PV") sites of all sizes.
We operate in two reportable segments: Thin Films Deposition Power Conversion and Thermal Instrumentation ("Thin Films") and Solar Energy. A summary of financial information for each reportable segment is found in Note 21 - Segment Information of our Consolidated Financial Statements.

Our Thin Films business unit saw increased sales driven by improved conditions across many of the industries we serve. We have continued to grow and evolve the sale of our products and services in this segment by increasing our market share on existing applications as well as expanding into new markets, such as hard coating and environmental applications. Our Solar Energy business unit also saw an increase in sales in 2013 driven primarily by the acquisition of our new three phase string inverter line and the introduction of our 1 MW inverter. This revenue growth, coupled with our restructuring activities, which included consolidation of certain facilities, product rationalization, further centralization of manufacturing activities, as well as a corporate culture of continuous improvement and cost consciousness, led to an increase in net income for the year.
As always, we enter 2014 looking to strengthen our position and grow revenue through new products, design wins, new applications and geographical growth, continuously emphasizing margin expansion, cash generation and cost improvement.

CRITICAL ACCOUNTING ESTIMATES
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions, and estimates that affect the amounts reported. Note 1— Operations and Summary of Significant Accounting Policies and Estimates of our Consolidated Financial Statements describes the significant accounting policies used in the preparation of our Consolidated Financial Statements. The accounting positions described below are significantly affected by critical accounting estimates. Such accounting positions require significant judgments, assumptions, and estimates to be used in the preparation of the Consolidated Financial Statements, actual results could differ materially from the amounts reported based on variability in factors affecting these statements.
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
Intangible Assets, Goodwill and Other Long-Lived Assets
We completed our acquisitions of Solvix in November 2012 and Refusol in April 2013 for total costs of $21.2 million and $87.2 million, respectively. The total cost of the Solvix acquisition includes $5.3 million of contingent consideration to be paid out over a three-year period upon completion of specific milestones and reaching certain revenue thresholds. As a result of our acquisitions, we recorded intangible assets and goodwill. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing, as well as testing upon the occurrence of any event that indicates a potential impairment. The annual impairment test can be performed using an assessment of qualitative factors in determining if it is more likely than not that goodwill is impaired. If this assessment indicates that it is more likely than not that goodwill is impaired the next step of impairment testing compares the fair value of a reporting unit to its carrying value. Goodwill would be impaired if the resulting implied fair value of goodwill was less than the recorded carrying value of the goodwill. We performed an assessment of qualitative factors for our annual impairment test of the goodwill associated with our Solar Energy business in 2012 and the goodwill associated with our Thin Film business in 2013. The factors reviewed included macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance of our solar inverter business. This assessment resulted in the conclusion that there is no impairment of goodwill in the respective years. For the 2013 annual impairment test of goodwill associated with our Solar Energy business unit, we performed a quantitative analysis by comparing the fair value of the Solar Energy reporting unit to its carrying value. This analysis uses projected future cash flows and market multiples of comparable companies to arrive at the fair value of the reporting. The analysis of the Solar Energy business unit resulted in the conclusion that there is no impairment of goodwill in 2013.
Finite-lived intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows and other fair value measurements. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets, long-lived assets, and goodwill may be impaired and the resulting charge to operations may be material. Additionally, the estimation of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates could result in significant revisions to our carrying value of these assets and may result in material charges to our results of operations
As a result of the acquisition of the three phase string inverter product line, we assessed the overall Solar product line for product optimization. Through this assessment, it was determined that the intangible assets related to products acquired from PV Powered were impaired. We performed an analysis using projected future cash flows and determined their carrying value was impaired resulting in an impairment of $31.9 million in 2013.
Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. When structuring our operations, we have considered the impact on our effective tax rate. Our effective tax rates differs from the US statutory rate due to factors such as foreign operations taxed at different tax rates, research and development tax credits, and non-deductible compensation. Additionally, in 2013, the Company recognized significant tax benefit related to restructuring expenses incurred primarily in the U.S. Our effective tax rate was -124.6%, 32.3%, and 27.0% for 2013, 2012, and 2011, respectively. Our determination of our tax liability requires estimation and significant judgment and is subject to audit and review by applicable domestic and foreign tax authorities.
Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our earnings are indefinitely reinvested outside the U.S. Indefinite reinvestment is determined by management's judgment about and intentions concerning our future operations. At December 31, 2013, $119.2 million of earnings had been indefinitely reinvested outside the U.S., primarily in active non-U.S. business operations. We do not intend to repatriate these earnings to fund U.S. operations and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.

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

Business Environment and Trends
SEMICONDUCTORS

Investment in semiconductor capital equipment spending decreased overall worldwide by roughly 9% in 2013. With the maturing integrated circuit end-markets largely correlated to worldwide Gross Domestic Product and continuing consolidation at both the integrated circuit company level and the semiconductor equipment level, a relatively lackluster semiconductor capital investment rate was experienced in the first half of 2013. Investments rose 22% in the second half of the year as there were significant investments in 3D memory and capacity build-outs at the 20nm node in the Foundry market.
Semiconductor equipment manufacturers are faced with increasing research and development challenges as they develop sub-20 nanometer ("nm") technology node products and processes. The evolution of 3D devices and new materials drive an increase in the use of Plasma processes and with it the need for advanced Power supplies. New semiconductor equipment manufacturers continue to emerge in Asia providing plasma processing tools for film deposition and Etch. We believe that we are well positioned to offer both the depth and breadth of power delivery products required for the leading edge of product development at the larger OEMs and have the localization and customization positioning necessary to take advantage of the emerging Asian-based semiconductor equipment companies.
Looking forward, we believe that semiconductor equipment investment will be up in the range of 5-10% compared to 2013. We believe foundries and 3D NAND customers will continue to invest for leading edge capability and to develop sub 20 nm capacity. Furthermore, memory investments will likely pause in the first half of 2014, with capital investments perhaps resuming in the second half of the year.. AE is a leader in advanced RF technologies and matching networks with enabling tune-while-pulsing capabilities for plasma control and should be well positioned to continue market penetration in etch, PECVD, and physical vapor deposition (“PVD”) applications.

FLAT PANEL DISPLAY

Growth in our flat panel display ("FPD") market is driven by both capacity expansion and investment in new technologies, particularly in the development of next-generation high-definition liquid crystal display (“LCD”) and AMOLED displays for TVs, smart phones and tablet computers. In 2013, FPD investment picked-up significantly from 2012 lows as the end market for displays grew with capacity expansions requiring capital equipment for generation 5.5 AMOLED displays in Korea and generation 8 LCD in China. The pause in 2012 enabled improved manufacturer profitability, which in part enabled new LCD equipment purchases. Overall, we expect flat panel display sales in 2014 to be flat to 2013 as customers continue investing in generation 5.5 and 6 AMOLED capacity and plan to build out generation 8 LCD lines in China with generation 8 AMOLED being pushed into future years.

We believe we are well-positioned to benefit from growth in PVD process technologies where we hold strong technology and market positions. Similar to the semiconductor market, Korean FPD PVD equipment suppliers continue to capture market share in FPD. Our continued investment in expanded localized Korean capabilities brings us closer to the advanced technologies and manufacturing processed for LCD and AMOLED our customers implement in their factories enhancing our responsiveness to their evolving needs.

THIN FILM RENEWABLES

Demand for our crystalline silicon ("c-SI") PV products in Europe and China, which decreased significantly in 2012 remained at record low levels in 2013. Declines in PV module prices, along with an oversupply of panel and capital equipment, kept thin-film renewables sales low throughout 2013. As a result of oversupply, end market pricing in the major PV markets, wafer, cell and module production capacity is likely to remain stalled until 2015 at the earliest. Many of the largest suppliers of PV products, along with smaller Chinese solar companies, will most likely continue to run their plants below capacity, and more may cease production completely. This scenario will have an adverse impact on our sales in this market for the foreseeable future.

Thin-film solar manufacturing process for copper indium gallium selenide ("CIGS") and cadmium telluride ("CdTe"), will drive limited capacity and technology buys as the technology matures; therefore, the relative market share of thin-film renewables in CIGS and CdTe should remain constant for the foreseeable future. Our power conversion technologies for both AC and DC sputtering are well-positioned in these markets and we will benefit from increased demand as panels with thin-film technologies improve efficiencies.

INDUSTRIAL MARKETS

Throughout 2013, demand for our products used in many industrial thin-film coating markets increased, particularly in industrial manufacturing areas for products such as automotive parts, machine tools, electro-magnetic interference (“EMI”) films, aesthetic, optical and tribilogical coatings. We expect this demand to continue in 2014. The acquisition of complimentary product lines for industrially hardened DC, pulsed DC and arc supplies was accepted positively by the market with major application wins at OEMS supplying systems to consumer electronics leaders. AE will continue to strengthen its position in these markets through internal development and acquisition of complimentary product lines. These complimentary products will also allow us to participate in emerging and established, precision power conversion applications by delivering customers value through improved process control with more flexibility to address diverse application requirements.
INVERTER

After two years of downturn, the global solar industry appears to be rebounding. Worldwide PV installations are expected to rise by double digits in 2014, solar manufacturing capital spending is recovering, module prices are stabilizing and emerging markets are on the rise. However, challenges remain, such as changes in government incentives and policy such as the reduced support and incentives in major European markets, a still-fragile global economy and razor-thin margins throughout the solar value chain.

Historically the PV market has been driven exclusively by government subsidies, including feed-in tariffs (FITs), tax credits and tender schemes. In recent years, these subsidies have been scaled back as PV installations have grown rapidly and lower system cost has made the original schemes very attractive and also costly to support for 20 years or more.

The rise of solar markets in Japan and China is spurring the rapid growth of the PV inverter business in those countries, boosting market share for domestic suppliers in 2013. In November, China’s National Energy Administration (NEA)announced plans for 12 GW of PV projects in 2014. These consist of 8 GW of distributed PV and 4 GW of ground-mount systems. This announcement is extremely encouraging for both the Chinese and global PV industry. Additionally, high electricity prices and the falling cost of PV will allow 700 MW of unsubsidized PV to be developed worldwide in 2014, especially in regions with high irradiation and intense electricity demand.

With the acquisition of our three-phase string product line and the development and launch of our 1 MW central inverter product in 2013, we are poised to take advantage of the growth in commercial installations in Japan and other world markets, as well as continue to gain market share in North America in utility-scale installations.

Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward. Our results of operations include the results of Solvix for the period November 8, 2012 through December 31, 2012 and for the full year ended December 31, 2013. Results of operations include the results of Refusol for the period April 8, 2013 through December 31, 2013. Operating results applicable to our gas flow control business are excluded from our results of continuing operations for all periods presented. This discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, in Item 8 of this Annual Report on Form 10-K.
SEGMENT REPORTING IN FISCAL 2013
Advanced Energy is organized into two reportable segments - Thin Films and Solar Energy. The Thin Films business unit principally serves our OEM and end customers in the semiconductor, flat panel display, solar panel, and other capital equipment markets, while the Solar Energy business unit focuses primarily on commercial and utility-scale solar projects and installations, selling primarily to distributors, Engineering, Procurement, and Construction contractors ("EPC"s ), developers, and utility companies. Utilizing these reportable segments enables greater focus on each business’ unique needs and requirements, allowing each to expand and accelerate our growth by better serving each of these very different industries.
The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Sales	$547,004	$451,931	$516,799
Gross profit	210,136	167,746	205,157
Operating expenses	195,513	140,372	155,906
Operating income	14,623	27,374	49,251
Other income (expense)	(339)	2,432	1,217
Income from continuing operations before income taxes	14,284	29,806	50,468
Provision (benefit) for income taxes	(17,802)	9,630	13,614
Income from continuing operations, net of income taxes	$32,086	$20,176	$36,854
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Consolidated Statements of Operations:

	Years Ended December 31,
	2013	2012	2011
Sales	100.0%	100.0%	100.0%
Gross profit	38.4%	37.1%	39.7%
Operating expenses	35.8%	31.2%	30.2%
Operating income	2.6%	5.9%	9.5%
Other income (expense)	(0.1)%	0.5%	0.3%
Income from continuing operations before income taxes	2.5%	6.4%	9.8%
Provision (benefit) for income taxes	(3.3)%	2.1%	2.6%
Income from continuing operations, net of income taxes	5.8%	4.3%	7.2%

SALES
The following tables summarize annual net sales, and percentages of net sales, by segment for each of the years ended 2013, 2012, and 2011:

	Years Ended December 31,			Increase/ (Decrease)		Percent Change
	2013	2012	2011	2013 v. 2012	2012 v. 2011	2013 v. 2012	2012 v. 2011
	(In thousands)
Thin Films:
Semiconductor capital equipment market	$176,230	$134,216	$146,175	$42,014	$(11,959)	31.3%	(8.2)%
Non-semiconductor capital equipment	70,575	51,023	130,378	19,552	(79,355)	38.3%	(60.9)%
Global Support	49,730	50,096	52,061	(366)	(1,965)	(0.7)%	(3.8)%
Total Thin Films	296,535	235,335	328,614	61,200	(93,279)	26.0%	(28.4)%
Solar Energy	250,469	216,596	188,185	33,873	28,411	15.6%	15.1%
Total sales	$547,004	$451,931	$516,799	$95,073	$(64,868)	21.0%	(12.6)%

	Years Ended December 31,
	2013	2012	2011
Thin Films:
Semiconductor capital equipment market	32.2%	29.7%	28.3%
Non-semiconductor capital equipment	12.9%	11.3%	25.2%
Global Support	9.1%	11.1%	10.1%
Total Thin Films	54.2%	52.1%	63.6%
Solar Energy	45.8%	47.9%	36.4%
Total sales	100.0%	100.0%	100.0%
Total Sales
Total sales for the twelve months ended December 31, 2013 increased 21.0% to $547.0 million from $451.9 million for the twelve months ended December 31, 2012. The increase in sales was driven by an increase in spending in the semiconductor market. A majority of this increase was a result of large capital investment for technology changes in the Thin Film flat panel display market made during the early part of 2013 and, to a lesser extent, demand for our products in the semiconductor market. Additionally, the acquisition of the three-phase string inverter product line drove higher sales in our solar business.
Total sales decreased 12.6% to $451.9 million in 2012 as compared to $516.8 million in 2011. The decrease in sales was driven by a significant decline in capital spending in all the thin-film markets that we serve. Although there was softness in the semiconductor market throughout 2012, the non-semiconductor market, particularly flat panel displays and thin film renewables, was the primary driver behind the decline in sales from 2011. Excess manufacturing capacity and overall uncertainty in these markets significantly reduced demand in late 2011 and throughout 2012. The decline in sales for our Thin Films business unit was partially offset by increased sales in Solar Energy. Solar Energy sales were impacted positively by an increase in utility sales as well as the acquisition of the three-phase string product line; however, those increases were partially offset by our product rationalization strategy in which we have started to phase out a portion of our transformer-based inverter line.
Thin Films
Results for Thin Films for the twelve months ended December 31, 2013, 2012, and 2011 are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011

Sales	$296,535	$235,335	$328,614
Operating Income	64,790	22,804	68,241

2013 SALES COMPARED TO 2012
Thin Film sales for 2013 increased 26.0% as compared to 2012 reflecting increasing strength in the semiconductor markets as well as flat panel display.
In 2013, sales in our thin-film semiconductor market increased 31.3% to $176.2 million, or 32.2% of sales, from $134.2 million, or 29.7% of sales in 2012, driven by a strong increase in capital investment in the second half of 2013 as well as our investment in R&D centers worldwide, which we believe has allowed us to become embedded in our customers' design processes. We believe this has allowed us to increase our customer base in Korea and Japan and led to design wins in etch, PVD, and PECVD applications. Furthermore, we believe our investment in RF pulsing technology and products has allowed us to grow our presence in etch applications.
Sales to the non-semiconductor capital equipment markets increased 38.3% to $70.6 million, or 12.9% of sales in 2013, from $51.0 million, or 11.3% of sales in 2012. The markets that comprise our non-semiconductor capital equipment markets include flat panel display, thin film renewables, data storage, architectural glass, and other industrial thin-film manufacturing equipment markets. Our customers in these markets are predominantly large OEMs. The flat panel display and architectural glass markets are the primary drivers of the increase in the non-semiconductor market in 2013.
Sales to customers in the flat panel display market increased 199.8% to $25.8 million, or 4.7% of total sales in 2013 as compared to $8.6 million, or 1.9% of total sales in 2012. Investments in active-matrix light-emitting diode ("AMOLED") technology resulted in stronger sales in the flat panel display market. We expect flat panel display sales in 2014 to be flat to 2013 as customers continue to invest in current technology, pushing new technology investments out to future years.
Sales to customers in the thin film renewables market remained relatively flat at $4.2 million, or 0.8% of total sales in 2013 as compared to $4.8 million, or 1.1% of total sales in 2012. Sales related to architectural glass applications increased in the latter half of the year propelled by sales in China. We expect this activity to drive expansion of the low-E coated glass business well into 2014 to match Chinese government infrastructure investments.
Global support revenue for 2013 decreased 0.7% to $49.8 million, or 9.1% of total sales, as compared to $50.1 million, or 11.1% of total sales in 2012. The later half of 2013 saw an increase in sales due to interest in upgrades and refurbishment programs, coupled with our preventative maintenance programs. We are gaining customer share through our 'fab-wide' solutions offerings and we expect these strengthened relationships and offerings to continue into 2014.

2012 SALES COMPARED TO 2011
Thin Film sales for 2012 declined 28.4% as compared to 2011 reflecting continued weakness in the semiconductor markets along with significant declines in the flat panel display and solar panel markets.
In 2012, sales in our thin-film semiconductor market decreased 8.2% to $134.2 million, or 29.7% of sales, from $146.2 million or 28.3% of sales in 2011. In late 2011, capital expansion by our customer's end users began to slow in the semiconductor market and foundry utilization rates continued to remain lower throughout 2012 than previous levels.
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
Global support revenue for 2012 decreased 3.8% to $50.1 million, or 11.1% of total sales, as compared to $52.1 million, or 10.1% of total sales in 2011. Although service activity levels were stable in most of our geographic regions, factory utilization rates in both the flat panel display and solar panel markets had a negative impact on our customer's maintenance budgets and the need for repairs. Additionally, in June 2012, we ceased providing service for the gas flow control business that we sold in 2010.
Applied Materials Inc., our largest customer, accounted for $97.0 million or 17.4% of our sales in 2013; $63.9 million, or 14.1% of our sales in 2012; and $68.0 million, or 13.1%, of our sales in 2011. Our sales to Applied Materials included sales for the semiconductor capital equipment market, as well as the solar and flat panel display markets.
Solar Energy
Results for Solar Energy for the twelve months ended December 31, 2013, 2012, and 2011 are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011

Sales	$250,469	$216,596	$188,185
Operating income (loss)	(3,772)	14,003	4,323

Solar Energy sales increased $33.9 million, or 15.6%, to $250.5 million in 2013, as compared to $216.6 million in 2012. Solar Energy comprised 45.8% of total sales in 2013 as compared to 47.9% in 2012. The addition of our three-phase string inverter product line in April as well as fourth quarter shipments of our new product offering, the 1Megawatt ("1 MW"), have contributed to this increase in sales. These increases were partially offset by our product rationalization strategy in which we have started to phase out a portion of our transformer-based inverter line.
Solar Energy sales increased $28.4 million, or 15.1%, to $216.6 million in 2012, as compared to $188.2 million in 2011. Solar Energy comprised 47.9% of total sales in 2012 as compared to 36.4% in 2011. Large utility-scale projects drove the increase in sales for Solar Energy in 2012. During 2012 we expanded our presence in Canada resulting in significant growth in sales for that market.
GROSS PROFIT
Our gross profit was $210.1 million or 38.4% of revenue in 2013 compared to $167.7 million or 37.1% of revenue in 2012. The increase in terms of absolute dollars was a result of higher sales in the Thin Film business unit as demand increased in all of the markets we serve, as well as the addition of the string inverter product line acquired by the Solar Energy business in April 2013. The slight increase in gross margin as a percentage of sales for the year is due the overall revenue mix shift between our Thin Film business, which yields a higher gross margin, and lower-margin Solar Energy sales.
Gross profit was $167.7 million, or 37.1% of revenue in 2012 and $205.2 million, or 39.7% of revenue in 2011. The decrease in absolute dollars and as a percentage of sales is due to the decline in sales in the thin films markets. Our Thin Films business unit has higher gross margins than our Solar Energy business unit, resulting in a decline in gross margin as a percentage of sales when Thin Films sales decline as a percentage of total sales.
Operating income of each business unit does not include restructuring charges as these are considered a corporate expense.
OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the years ended 2013, 2012 and 2011:

	Years Ended December 31,
	2013		2012		2011
	(in thousands)
Research and development	$58,314	10.7%	$58,076	12.9%	$64,984	12.6%
Selling, general, and administrative	84,662	15.5%	69,127	15.3%	79,722	15.5%
Amortization of intangible assets	6,142	1.1%	5,696	1.3%	3,852	0.7%
Restructuring charges	46,395	8.5%	7,473	1.7%	7,348	1.4%
Total operating expenses	$195,513	35.8%	$140,372	31.2%	$155,906	30.2%

As a result of declines in certain markets that we serve, we initiated a plan in September 2011 to re-align our manufacturing and research and development activities to be closer to our customers and reduce production costs. These initiatives included headcount reductions, facilities closures, and asset impairments and were completed in the fourth quarter of 2012.
In April 2013, in connection with our acquisition of Refusol Holdings GmbH ("Refusol") described in Note 2. Business Acquisition and Disposition in Part II Item 8 of this Form 10-K, we committed to a restructuring plan to take advantage of additional cost saving opportunities. These initiatives also included reductions in headcount, facility closures, and intangible asset impairments. This plan was completed as of December 31, 2013.
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
Research and development expenses for the twelve months ended December 31, 2013 increased $0.2 million from the same period in 2012. This increase was primarily due to the addition of our three-phase string inverter product line and was significantly offset by the cost savings experienced from restructuring efforts under the 2011 restructuring plan.
The decrease in research and development expenses of $6.9 million in the twelve months ended December 31, 2012 as compared to the same period in 2011 was primarily the result of a full year of lower personnel expenses as a result of headcount reductions under our restructuring plan. The strategic initiatives that began in late 2011 and were completed in 2012 involved consolidating facilities and engineering teams and activities to be closer to our customers.
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
Selling general and administrative ("SG&A") expenses increased $15.5 million in the twelve months ended December 31, 2013 as compared to the same period in 2012. The increase is primarily due to the acquisition of the three-phase string inverter product line coupled with higher incentive compensation accruals as a result of overall company performance.
SG&A expenses decreased $10.6 million in the twelve months ended December 31, 2012 as compared to the same period in 2011. The decrease is primarily due to a significant reduction in bad debt expenses from 2011 coupled with recoveries of balances reserved in the prior year. Lower commissions due to lower sales, reductions in advertising and trade show expenses, and reductions in outside services also contributed to the decline in SG&A spending.
Amortization Expense
Amortization expense was $6.1 million for the twelve months ended December 31, 2013, compared to $5.7 million for the same period ending December 31, 2012 and $3.9 million for the same period ending December 31, 2011. The increase of $0.4 million in 2013 is due primarily to the acquisitions of Refusol and Solvix, which added $10.5 million and $8.2 million, respectively of amortizable intangible assets acquired which was partially offset by the impairment of intangible assets recorded in the second and third quarters of 2013. Our initial estimate of the impairment was recorded in the second quarter with the final value determined during the third quarter. As a result of the acquisition of the three-phase string inverter product line, we assessed the overall Solar product line for product optimization, resulting in an impairment to the technology purchased from PV Powered. See Note 11 — Intangible Assets to our Consolidated Financial Statements for additional information on intangible assets and related future amortization.
Restructuring Charges
As a result of declines in certain markets that we serve, we initiated a plan in September 2011 to re-align our manufacturing and research and development activities to be closer to our customers and reduce production costs. These initiatives included headcount reductions, facilities closures, and asset impairments and were completed in the fourth quarter of 2012.

In April 2013, in connection with our acquisition of Refusol Holdings GmbH ("Refusol") described in Note 2. Business Acquisition and Disposition in Part II Item 8 of this Form 10-K, we committed to a restructuring plan to take advantage of additional cost saving opportunities. These initiatives also included reductions in headcount, facility closures, and intangible asset impairments. This plan was substantially completed as of December 31, 2013.
Other Income
Other income consists primarily of interest income and expense, foreign exchange gains and losses, and other miscellaneous items.
Interest income (expense) for the twelve month periods ending December 31, 2013, 2012, and 2011 was $(0.3) million, $0.6 million, and $0.2 million respectively. Interest rates have remained very low in 2013 resulting in interest income remaining flat in 2013.
Other income (expense), net was $(0.3) million in 2013, $2.4 million in 2012 and $1.2 million in 2011. Other income, net decreased in 2013 due to the gain on the sale of fixed assets of $1.9 million related to ending our contract manufacturing agreement with HML that was recorded in 2012. This gain also drove the increase in Other income, net between 2011 and 2012.
Provision for Income Taxes

We recorded a 2013 income tax benefit of $17.8 million, or an effective tax rate of -124.6%. The effective rate differs from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, federal tax credits, state income tax benefits, the release of uncertain tax positions, and, a domestic production activity benefit. Additionally, the Company recognized significant tax benefit related to restructuring expenses incurred primarily in the U.S.

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
The non-GAAP results presented below exclude the impact of restructuring charges, stock-based compensation, amortization of intangible assets, acquisition-related costs, and nonrecurring tax release items (in thousands):

	Years Ended December 31,
	2013	2012	2011
Income (loss) from continuing operations, net of tax, as reported	$32,086	$20,176	$36,854
Adjustments, net of tax:
Restructuring charges	30,235	4,775	5,349
Non-GAAP income from continuing operations, net of tax, excluding restructuring charges	62,321	24,951	42,203
Adjustments, net of tax:
One-time gain on sale of flow assets	—	(1,452)	—
Acquisition-related costs	993	—	—
Stock-based compensation	12,010	8,103	9,126
Amortization of intangible assets	5,342	3,629	2,804
Non-recurring tax release items	(5,608)	—	—
Non-GAAP income from continuing operations, net of tax	$75,058	$35,231	$54,133

Diluted weighted-average common shares outstanding	40,667	39,447	43,954
Non-GAAP Earnings Per Share excluding restructuring charges	$1.53	$0.63	$0.96
Non-GAAP Earnings Per Share	$1.85	$0.90	$1.23

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
Liquidity and Capital Resources
LIQUIDITY
Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts will depend on our ability to generate cash from operating activities. Our operating activities are subject to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, cash generated from current operations and availability under our credit facilities noted below.
At December 31, 2013, we had $149.7 million in cash, cash equivalents, and marketable securities. We believe that adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.
On October 12, 2012, we entered into an agreement with Wells Fargo Bank, National Association which provides for a secured revolving credit facility ("Credit Facility") of up to $50.0 million. Borrowings under the Credit Facility are subject to a borrowing base based upon our accounts receivable and inventory and are available for various corporate purposes. The Credit Facility provides us further flexibility for execution of our strategic plans including acquisitions. With the acquisition of Refusol, we assumed the outstanding balances under their existing lines of credit. Refusol has two outstanding notes with various banks that provide up to 12.0 million Euros of borrowing. As of December 31, 2013 there was $13.7 million outstanding on these notes. For more information on these Credit Facilities see Note 22. Credit Facilities of our Consolidated Financial Statements.

In October 2012, our Board of Directors authorized a program to repurchase up to $25.0 million of our common stock over a twelve-month period. We did not repurchase any shares under this program, which ended in the fourth quarter of 2013.

CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing, activities is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$35,316	$110,777	$38,095
Net cash used in investing activities	(70,926)	(24,527)	(34,724)
Net cash provided by (used in) financing activities	26,313	(54,864)	(17,092)
Effect of currency translation on cash	858	(2,461)	446
Increase (decrease) in cash and cash equivalents	(8,439)	28,925	(13,275)
Cash and cash equivalents, beginning of the period	146,564	117,639	130,914
Cash and cash equivalents, end of the period	$138,125	$146,564	$117,639
2013 CASH FLOWS COMPARED TO 2012
Net cash provided by operating activities
Net cash provided by operating activities for the twelve months ended December 31, 2013 was $35.3 million, compared to $110.8 million for the same period ended December 31, 2012. The decrease of $75.5 million in net cash flows from operating activities is primarily due to increases in accounts receivable and inventory coupled with higher payments of taxes due to improved operating results. The overall increase in sales discussed above resulted in higher accounts receivable balances while inventory has increased in anticipation of higher shipment volumes of our new 1 megawatt inverter product which began shipping late in the fourth quarter. Restructuring activities resulted in payments for severance and facility closing costs further impacting cash from operations.
Net cash used in investing activities
Net cash used in investing activities for the twelve months ended December 31, 2013 was $70.9 million, an increase in cash used of $46.4 million from the prior year. The increase is the result of the cash payment of $75.4 million, net of cash acquired, for the acquisition of Refusol. Investments in marketable securities generated cash in 2013 as it was needed to fund the acquisition while there was very little net cash from investments in 2012.
Capital expenditures in 2013 were consistent with 2012 and are expected to remain at current levels. We expect to fund future capital expenditures with cash generated from operations.
Net cash provided by (used in) financing activities
Net cash generated by financing activities in the twelve months ended December 31, 2013 was $26.3 million, a $81.2 million increase from the $54.9 million use of cash in the same period of 2012. As the value of our stock continued its increase in 2013, many holders of options began exercising their options generating $26.3 million of cash.
2012 CASH FLOWS COMPARED TO 2011
Net cash provided by operating activities
Net cash provided by operating activities for the twelve months ended December 31, 2012 was $110.8 million, compared to $38.1 million for the same period ended December 31, 2011. The $72.7 million increase in net cash flows from operating activities is primarily due to the collection of accounts receivable during 2012. Although sales declined in 2012 approximately 12.6%, accounts receivable balances declined nearly 36.6% as a result of improved collection efforts.
Net cash flows used in investing activities
Net cash used in investing activities for the twelve months ended December 31, 2012 was $24.5 million, a decrease of cash used of $10.2 million from the prior year. Investments in marketable securities used less cash in 2012 than in 2011 as cash was needed to fund the acquisition of Solvix. Investments in marketable securities used $1.2 million in 2012 as compared to $15.8 million in 2011, a difference of $14.7 million. The acquisition of Solvix used $15.3 million of cash.
Capital expenditures in 2012 were significantly lower compared to 2011 as the prior year included the expansion of production capacity for solar inverters and additions for test equipment related to research and development activities.
Net cash flows provided by (used in) financing activities
Net cash used in financing activities in the twelve months ended December 31, 2012 was $54.9 million, a $37.8 million change from the cash provided by financing activities of $17.1 million in the same period of 2011. In November 2011, we announced a $75.0 million share repurchase program, of which $57.1 million of cash was used to repurchase 4.7 million shares through the end of 2012 as compared to $17.9 million to repurchase 1.7 million shares in 2011. The repurchase program was completed during the second quarter of 2012. The exercise of stock options provided $3.7 million of cash in 2012 as compared to $2.0 million in 2011.
Effect of currency translation on cash
The effect of foreign currency translations on cash changed $3.3 million to a $0.9 million positive impact for the year ended December 31, 2013 compared to a $2.5 million negative impact for the year ended December 31, 2012. The net effect of foreign currency translations on cash changed $2.9 million to a $2.5 million negative impact for the year ended December 31, 2012 compared to a $0.4 million positive impact for the year ended December 31, 2011.
The functional currencies of our worldwide operations primarily include U.S. dollar ("USD"), Japanese Yen ("JPY"), Chinese Yuan Renminbi ("CNY"), New Taiwan Dollar ("TWD"), South Korean Won ("KRW"), British Pound ("GBP"), Swiss Franc ("CHF"), Canadian Dollar ("CAD") , Euro ("EUR"), and Indian Rupee ("INR"). Our purchasing and sales activities are primarily denominated in USD, JPY, CNY, and EUR. The change in these key currency rates during the twelve months ended December 31, 2013 and 2012 are as follows:

		Twelve Months Ended December 31,
From	To	2013	2012	2011
CNY	USD	2.9%	1.2%	4.7%
EUR	USD	4.2%	2.0%	(3.2)%
JPY	USD	(17.6)%	(10.7)%	5.0%
KRW	USD	0.7%	9.3%	(3.4)%
TWD	USD	(3.0)%	4.6%	(4.0)%
GBP	USD	1.9%	4.9%	(0.2)%
CAD	USD	(6.6)%	3.0%	(1.8)%
CHF	USD	2.5%	2.6%	(0.4)%
INR	USD	(11.3)%	(3.3)%	(15.8)%

Off Balance Sheet Arrangements
We have no off-balance sheet arrangements or variable interest entities.

Contractual Obligations
The following table sets forth our future payments due under contractual obligations as of December 31, 2013:

		Less than			More than 5
Contractual Obligations:	Total	1 year	1 -3 years	3-5 years	years
	(In thousands)
Operating lease obligations	$20,763	$5,909	$6,236	$3,392	$5,226
Notes payable to banks	13,661	13,661	—	—	—
Purchase obligations	68,649	68,649	—	—	—
Total	$103,073	$88,219	$6,236	$3,392	$5,226
As of December 31, 2013, we have $5.5 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table. Purchase obligations include firm commitments and agreements with various suppliers to ensure the availability of components.
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
As of December 31, 2013, our investments consisted primarily of certificates of deposit with maturity of less than 2 years. As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by approximately $0.1 million.
We had $13.7 million of debt outstanding as of December 31, 2013 under various debt instruments, some with variable interest rates and principal payments. Assuming a full drawdown on all outstanding loan agreements subject to variable interest rates, and holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $0.5 million over the course of 12 months.
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
We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP

Denver, Colorado
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Advanced Energy Industries, Inc.
We have audited the internal control over financial reporting of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Refusol Holding GmbH, a wholly-owned subsidiary, whose financial statements reflect total assets and sales constituting 6.2% and 11.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. As indicated in Management’s Report, Refusol Holding GmbH was acquired during 2013. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Refusol Holding GmbH.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 3, 2014

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS		REVISED
CURRENT ASSETS:
Cash and cash equivalents	$138,125	$146,564
Marketable securities	11,568	25,683
Accounts receivable, net of allowances of $2,920 and $4,589, respectively	125,782	83,914
Inventories, net of reserves of $15,349 and $14,629, respectively	109,771	81,482
Deferred income tax assets	10,746	19,477
Income taxes receivable	10,027	4,951
Other current assets	10,950	9,075
Total current assets	416,969	371,146
Property and equipment, net	34,888	39,523

Deposits and other	2,421	7,529
Goodwill	157,800	60,391
Other intangible assets, net	19,411	46,209
Deferred income tax assets	21,488	12,444
Total assets	$652,977	$537,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,623	$41,044
Income taxes payable	2,324	8,131
Accrued payroll and employee benefits	12,892	11,675
Accrued warranty expense	10,198	7,419
Other accrued expenses	20,704	15,399
Customer deposits	6,955	2,080
Notes payable	13,661	—
Total current liabilities	122,357	85,748

Deferred income tax liabilities	1,500	16,832
Uncertain tax positions	5,781	13,669
Accrued warranty expense	11,869	7,378
Long term deferred revenue	43,171	20,111
Other long-term liabilities	3,837	3,893
Total liabilities	188,515	147,631
Commitments and contingencies (Note 17)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 40,504 and 37,991
issued and outstanding, respectively	41	38
Additional paid-in capital	251,550	212,520
Retained earnings	179,414	147,328
Accumulated other comprehensive income	33,457	29,725
Total stockholders’ equity	464,462	389,611
Total liabilities and stockholders’ equity	$652,977	$537,242
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
SALES	$547,004	$451,931	$516,799
COST OF SALES	336,868	284,185	311,642
GROSS PROFIT	210,136	167,746	205,157
OPERATING EXPENSES:
Research and development	58,314	58,076	64,984
Selling, general, and administrative	84,662	69,127	79,722
Amortization of intangible assets	6,142	5,696	3,852
Restructuring charges and asset impairment	46,395	7,473	7,348
Total operating expenses	195,513	140,372	155,906
OPERATING INCOME	14,623	27,374	49,251
Interest income (expense)	(320)	607	169
Other income (expense), net	(19)	1,825	1,048
Total other income (expense)	(339)	2,432	1,217
Income from continuing operations before income taxes	14,284	29,806	50,468
Provision (benefit) for income taxes	(17,802)	9,630	13,614
INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	32,086	20,176	36,854
Income (loss) from discontinued operations, net of income taxes	—	405	(540)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	405	(540)
NET INCOME	$32,086	$20,581	$36,314

Basic weighted-average common shares outstanding	39,597	38,879	43,465
Diluted weighted-average common shares outstanding	40,667	39,447	43,954
EARNINGS PER SHARE:
CONTINUING OPERATIONS:
BASIC EARNINGS PER SHARE	$0.81	$0.52	$0.85
DILUTED EARNINGS PER SHARE	$0.79	$0.51	$0.84
DISCONTINUED OPERATIONS
BASIC EARNINGS (LOSS) PER SHARE	$—	$0.01	$(0.01)
DILUTED EARNINGS (LOSS) PER SHARE	$—	$0.01	$(0.01)
NET INCOME:
BASIC EARNINGS PER SHARE	$0.81	$0.53	$0.84
DILUTED EARNINGS PER SHARE	$0.79	$0.52	$0.83

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$32,086	$20,581	$36,314
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,733	1,188	1,474
Unrealized gains (losses) on marketable securities	(1)	10	(21)
Comprehensive income	$35,818	$21,779	$37,767

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2011	43,330	$43	$258,398	$88,453	$27,074	$373,968
Prior period adjustment (Note 1)	—	—	—	1,980	—	1,980
Balances, January 1, 2011 as revised	43,330	$43	$258,398	$90,433	$27,074	$375,948
Stock issued from equity plans	370	—	1,981	—	—	1,981
Stock-based compensation	—	—	12,529	—	—	12,529
Excess tax benefit from stock-based compensation	—	—	(1,011)	—	—	(1,011)
Stock buyback	(1,744)	(1)	(17,894)	—	—	(17,895)
Comprehensive income:
Equity adjustment from foreign currency translation	—	—	—	—	1,474	1,474
Unrealized holding gains	—	—	—	—	(21)	(21)
Net income	—	—	—	36,314	—	36,314
Total comprehensive income	—	—	—	36,314	1,453	37,767
Balances, December 31, 2011 as revised	41,956	$42	$254,003	$126,747	$28,527	$409,319
Stock issued from equity plans	691	1	3,721	—	—	3,722
Stock-based compensation	—	—	12,720	—	—	12,720
Excess tax benefit from stock-based compensation	—	—	(811)	—	—	(811)
Stock buyback	(4,656)	(5)	(57,113)	—	—	(57,118)
Comprehensive income:
Equity adjustment from foreign currency translation	—	—	—	—	1,188	1,188
Unrealized holding losses	—	—	—	—	10	10
Net income	—	—	—	20,581	—	20,581
Total comprehensive income	—	—	—	20,581	1,198	21,779
Balances, December 31, 2012 as revised	37,991	$38	$212,520	$147,328	$29,725	$389,611
Stock issued from equity plans	2,513	3	26,334	—	—	26,337
Stock-based compensation	—	—	13,742	—	—	13,742
Excess tax benefit from stock-based compensation	—	—	(1,046)	—	—	(1,046)
Comprehensive income:
Equity adjustment from foreign currency translation	—	—	—	—	3,733	3,733
Unrealized holding gains	—	—	—	—	(1)	(1)
Net income	—	—	—	32,086	—	32,086
Total comprehensive income	—	—	—	32,086	3,732	35,818
Balances at December 31, 2013	40,504	$41	$251,550	$179,414	$33,457	$464,462
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,086	$20,581	$36,314
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	18,871	17,786	14,525
Stock-based compensation expense	13,742	12,720	12,529
Provision (benefit) for deferred income taxes	(16,020)	(6,528)	3,363
Restructuring charges	36,599	1,284	1,390
Net loss on disposal of assets	1,197	286	1,629
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(31,863)	49,577	(12,135)
Inventories	(12,006)	(375)	(3,465)
Other current assets	10,345	5,294	1,689
Accounts payable	(3,259)	(2,710)	(10,813)
Other current liabilities and accrued expenses	(352)	(961)	3,124
Income taxes	(14,024)	13,823	(8,087)
Non-current assets	—	—	(1,968)
Net cash provided by operating activities	35,316	110,777	38,095
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(19,034)	(29,580)	(31,598)
Proceeds from sale of marketable securities	33,093	28,399	15,761
Proceeds from the sale of assets	—	2,200	—
Acquisitions, net of cash acquired	(75,374)	(15,313)	—
Purchases of property and equipment	(9,611)	(10,233)	(18,887)
Net cash used in investing activities	(70,926)	(24,527)	(34,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit, net	1,103	—	—
Payment of debt issuance costs	—	(562)	—
Purchase and retirement of common stock	—	(57,117)	(17,895)
Proceeds from exercise of stock options	26,337	3,723	1,981
Excess tax from stock-based compensation deduction	(1,046)	(811)	(1,011)
Other financing activities	(81)	(97)	(167)
Net cash provided by (used in) financing activities	26,313	(54,864)	(17,092)
EFFECT OF CURRENCY TRANSLATION ON CASH	858	(2,461)	446
INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	(8,439)	28,925	(13,275)
CASH AND CASH EQUIVALENTS, beginning of period	146,564	117,639	130,914
CASH AND CASH EQUIVALENTS, end of period	$138,125	$146,564	$117,639
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$70	$17	$74
Cash paid for income taxes	14,888	3,630	23,254
Cash received for refunds of income taxes	2,945	7,434	7,430
Cash held in banks outside the United States	29,068	36,185	67,426
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
Corrections to Previously Reported Financial Statements — During the quarter ended December 31, 2013, the Company identified an error in the accounting for income taxes. This error accumulated gradually over many years and was caused by an inadequate process to reconcile worldwide tax accounts. The Company assessed the materiality of this item on previously issued financial statements in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and concluded that the error was not material to any of the individual annual or interim periods. In accordance with SAB No. 108, the Company has corrected the accompanying Consolidated Financial Statements by increasing 2011 beginning retained earnings by approximately $2.0 million and the respective lines in the balance sheet as of December 31, 2012 as follows (in thousands):

Increase in current taxes receivable	$636
(Decrease) in deferred tax assets	(1,554)
Decrease in income tax payable	2,898
(Increase) in retained earnings at January 1, 2011	$(1,980)
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
At December 31, 2013, our accounts receivable from Applied Materials were $22.0 million, comprising 17.4% of our total accounts receivable. At December 31, 2012, our accounts receivable from Applied Materials, Ltd. were $10.9 million, comprising 13% of our total accounts receivable. No other customer balance exceeded 10% of our total accounts receivable balance at December 31, 2013 or December 31, 2012. We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.
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
Changes in allowance for doubtful accounts are summarized as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balances at beginning of period	$4,589	$6,796	$3,440
Additions - charged to expense	1,121	1,705	4,806
Deductions - write-offs, net of recoveries	(2,790)	(3,912)	(1,450)
Balances at end of period	$2,920	$4,589	$6,796
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Intangible Assets, Goodwill and Other Long-Lived Assets — We completed our acquisitions of Solvix in November 2012 and Refusol in April 2013 for total costs of $21.2 million and $87.2 million, respectively. As a result of our acquisitions, we identified and recorded intangible assets and goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful lives. Goodwill is subject to annual impairment testing, as well as testing upon the occurrence of any event that indicates a potential impairment. Intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows.
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
As a result of the acquisition of the three phase string inverter product line, we assessed the overall Solar product line for product optimization. Through this assessment, it was determined that the intangible assets related to products acquired from PV Powered were impaired. We performed an analysis using projected future cash flows and determined their carrying value was impaired resulting in an impairment of $31.9 million in 2013.
The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to our carrying value of these assets and may result in material charges to our results of operations.
The annual impairment test for goodwill can be performed using an assessment of qualitative factors in determining if it is more likely than not that goodwill is impaired. If this assessment indicates that it is more likely than not that goodwill is impaired, the next step of impairment testing compares the fair value of a reporting unit to its carrying value. Goodwill would be impaired if the resulting implied fair value of goodwill was less than the recorded carrying value of the goodwill. We performed an assessment of qualitative factors for our annual impairment test of the goodwill associated with our Solar Energy business in 2012 and the goodwill associated with our Thin Film business in 2013. The factors reviewed included macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance of our solar inverter business. This assessment resulted in the conclusion that there is no impairment of goodwill in the respective years. For the 2013 annual impairment test of goodwill associated with our Solar Energy business unit, we performed a quantitative analysis by comparing the fair value of the Solar Energy reporting unit to its carrying value. This analysis used projected future cash flows and market multiples of comparable companies to arrive at the fair value of the reporting. The analysis of the Solar Energy business unit resulted in the conclusion that there is no impairment of goodwill in 2013.
Revenue Recognition — We recognize revenue from product sales upon transfer of title and risk of loss to our customers provided that there is evidence of an arrangement, the sales price is fixed or determinable, and the collection of the related receivable is reasonably assured. In most transactions, we have no obligations to our customers after the date products

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We also provide our customers with extended warranty and preventive maintenance service contract options on the products we sell. Any up-front fees received for extended warranties or maintenance plans are deferred and recognized ratably over the service periods, as defined in the agreements. We deferred revenue related to extended warranties totaling $43.2 million as of December 31, 2013 and $20.5 million as of December 31, 2012, including the current portion.
Based on the credit worthiness of certain customers, we may require payment prior to the manufacture or shipment of products purchased by these customers. Cash payments received prior to shipment are recorded as customer deposits, a current liability, and then recognized as revenue when appropriate based upon the revenue recognition criteria discussed earlier in this section. As of December 31, 2013 and December 31, 2012 the total amount of customer deposits was $7.0 million and $2.1 million, respectively. We do not offer price protection to customers, or allow returns, unless covered by our normal policy for repair of defective products.
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
Stock-Based Compensation — Accounting for stock-based compensation requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Except as noted below, we have estimated the fair value of all stock options and awards on the date of grant using the Black-Scholes-Merton pricing model, which is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rates and expected dividends. We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. Our expected

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility assumption is based on the historical daily closing price of our stock over a period equivalent to the expected life of the options. Our Long-term Incentive Plan ("LTI Plan") includes a cash settlement option for awards of restricted stock units.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary of Advanced Energy incorporated in the Netherlands, and CPA Group SA ("CPA Group"), a privately held Switzerland company. Pursuant to the stock purchase agreement, AEI CV purchased 100% of the outstanding stock of Solvix.
We acquired all of the outstanding Solvix common stock for total consideration with a fair value of approximately $21.2 million consisting of cash payments totaling $16.0 million, net of cash acquired, and contingent consideration payable to the former shareholders of Solvix. The additional cash consideration of up to $7.9 million is payable to CPA Group if certain milestone targets are met during the year ending December 31, 2013 and certain financial targets are met in the three years ended December 31, 2015. The estimated fair value of this contingent consideration is approximately $5.3 million as of November 8, 2012, of which the remaining balance of $0.9 million is included in Other accrued expenses and $2.3 million is included in Other long-term liabilities on the Consolidated Balance Sheet.
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
During 2013, we initiated the move of the Solvix product line from a contract manufacturer in Switzerland to our Shenzhen facility. The move was substantially completed by the end of the fourth quarter of 2013.
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
All of the outstanding shares of Refusol Holding were acquired for total consideration of approximately $87.2 million, consisting of a cash payment of $75.4 million, net of cash acquired and a working capital reduction and assumption of debt totaling $11.9 million. The agreement calls for additional cash consideration if certain stretch financial targets are met by our Solar Energy business unit and Refusol, on a combined basis, at the end of the twelve (12) calendar months following April 1, 2013. The contingent consideration has no estimated fair value as of April 8, 2013 and December 31, 2013 based on management's estimates of operating income for the Solar Energy business unit for the specified period. The preliminary base price is subject to a post-closing adjustment based on confirmation of the financial statements of Refusol effective as of the closing date.
Refusol develops three-phase string inverters for commercial customers across Europe and Asia. Its three-phase string inverter offerings range in size from 8kW to 24kW broadening the range of solar inverter products offered by Advanced Energy. Refusol is included in our Solar Energy business unit. Refusol had revenues of $170.5 million in its fiscal year ended December 31, 2012.
The components of the fair value of the total consideration transferred for the Refusol acquisition are as follows (in thousands):

Cash paid to owners	$79,550
Debt assumed	11,873
Working capital adjustment	(2,340)
Cash acquired	(1,836)
Total fair value of consideration transferred	$87,247

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of April 8, 2013 (in thousands):

Accounts receivable	$9,929
Inventories	15,245
Other current assets	6,769
Property and equipment	4,746
Other long-term assets	130
Deferred tax assets	222
Current liabilities	(21,094)
Long-term liabilities	(30,673)
(14,726)
Amortizable intangible assets:
Trademarks	1,300
Technology	5,700
Customer relationships	3,500
Total amortizable intangible assets	10,500
Total identifiable net assets	(4,226)
Goodwill	91,473
Total fair value of consideration transferred	$87,247
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
The results of Refusol operations are included in our Consolidated Statements of Operations beginning April 8, 2013. For the period ended December 31, 2013, sales of approximately $61.6 million and operating loss of $6.1 million attributable to Refusol were included in the Consolidated Statements of Operations. Refusol's results of operations included restructuring charges of $3.8 million and amortization of purchased intangible assets of $2.1 million.
Pro Forma Results for Refusol Acquisition
The following unaudited pro forma financial information presents the combined results of operations of Advanced Energy and Refusol as if the acquisition had occurred as of January 1, 2012. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2012. The unaudited pro forma financial information for the twelve months ended December 31, 2012 includes the historical results of Advanced Energy for the twelve months ended December 31, 2012 and the historical results of Refusol for the same periods.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets and related tax effects. These pro forma results consider the sale of the gas flow control business and related product lines as discontinued operations. The unaudited pro forma results follow (in thousands, except per share data):

	(Unaudited)
	Years Ended December 31,
	2013	2012
Sales	$567,087	$622,388
Net income	27,380	19,978
Earnings per share:
Basic	$0.69	$0.51
Diluted	$0.67	$0.50
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
In accordance with authoritative accounting guidance for reporting discontinued operations, for the periods reported in this Form 10-K, the results of continuing operations were reduced by the revenue and costs associated with the gas flow control business, which are included in the income from discontinued operations, net of income taxes, in our Consolidated Statements of Operations.
Operating results of discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Sales	$8,959	$27,823
Cost of sales	9,189	27,671
Gross profit (loss)	(230)	152
Operating expenses:
Research and development	—	8
Selling, general, and administrative	88	862
Amortization of intangible assets	—	—
Total operating expenses	88	870
Operating income (loss) from discontinued operations	(318)	(718)
Other income	881	(26)
Gain on sale of net assets of discontinued operation	—	—
Income from discontinued operations before income taxes	563	(744)
Provision for income taxes
Income taxes on income from discontinued operations	158	(204)
Total provision for income taxes	158	(204)
Income from discontinued operations, net of income taxes	$405	$(540)

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	INCOME TAXES
The geographic distribution of pretax income (loss) is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$(9,480)	$17,905	$54,339
Foreign	23,764	11,901	(3,871)
	$14,284	$29,806	$50,468
The provision for income taxes is summarized as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(6,866)	$11,248	$9,101
State and local	(530)	2,273	970
Foreign taxes	5,614	2,637	180
Total current provision	$(1,782)	$16,158	$10,251
Deferred:
Federal	$(12,023)	$(7,914)	$3,525
State and local	(1,208)	(1,174)	145
Foreign taxes	(2,789)	2,560	(307)
Total deferred provision	(16,020)	(6,528)	3,363
Total provision for income taxes	$(17,802)	$9,630	$13,614
The following reconciles our effective tax rate on income from continuing operations to the federal statutory rate of 35% (in thousands):

	Years Ended December 31,
	2013	2012	2011
Income taxes per federal statutory rate	$5,000	$10,433	$17,664
State income taxes, net of federal deduction	(1,553)	417	777
Change in valuation allowance	(393)	1,694	—
Stock based compensation	(296)	745	1,150
Tax effect of foreign operations	(15,520)	(2,166)	(3,192)
Tax credits	(2,691)	(1,317)	(1,432)
Domestic production activity benefit	(408)	(327)	(1,436)
Uncertain Tax Position reserves, net of releases	(2,723)	—	—
Reorganization costs	576	—	—
Other permanent items, net	206	151	83
Total provision for income taxes	$(17,802)	$9,630	$13,614

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2013	2012
Deferred tax assets
Stock based compensation	7,887	9,460
Net operating loss and tax credit carryforwards	8,723	6,106
Excess and obsolete inventory	4,207	5,381
Warranty reserve	11	4,024
Deferred revenue	12,338	3,958
Vacation accrual	1,253	700
Restructuring	2,087	515
Bad debt reserve	402	415
Employee bonuses and commissions	98	36
Unrealized gain/loss	587	—
Other	540	—
Deferred tax assets	$38,133	$30,595
Less: Valuation allowance	(2,158)	(2,551)
Net deferred tax assets	$35,975	$28,044
Deferred tax liabilities
Depreciation and amortization	5,069	16,342
Purchase accounting	2,686	—
Foreign other	1,565	—
Other	440	750
Deferred tax liabilities	$9,760	$17,092
Net deferred tax assets/liabilities	$26,215	$10,952
    As of December 31, 2013, we had federal, foreign, and state net operating loss carryforwards of approximately $0.7 million, $18.6 million, and $61.9 million respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state laws. The foreign net operating losses consist primarily of Germany and Japan net operating losses totaling $12.8 million and $5.6 million, respectfully. The Germany net operating losses can be carried forward indefinitely subject to certain annual limitations. A valuation allowance has been provided on the full amount of the Japan net operating losses. If not utilized, the Japan net operating losses will begin to expire in 2021. The state net operating losses have various dates of expiration.
Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Unrepatriated earnings of approximately $119.2 million could become subject to U.S. income taxes subject to a reduction for foreign tax credits and withholding taxes payable to the various foreign countries if they are remitted as dividends, are loaned to us, or if we sell our stock in the subsidiaries. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.
We account for uncertain tax positions by applying a minimum recognition threshold to tax positions before recognizing these positions in the financial statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of our total gross unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$12,810	$16,018	$15,665
Additions based on tax positions taken during a prior period	1,006	—	—
Additions based on tax positions taken during the current period	1,495	295	353
Reductions related to a lapse of applicable statute of limitations	(9,788)	(3,503)	—
Balance at end of period	$5,523	$12,810	$16,018
If the $5.5 million of tax contingencies recorded on our balance sheet reverse, $5.5 million will affect our effective tax rate. The tax years 2004 through 2013 remain open to examination by the United States and foreign taxing jurisdictions to which we are subject. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We had an immaterial amount of accrued interest and penalties at December 31, 2013 and 2012. We do not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2013, 2012, and 2011 (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Income from continuing operations, net of income taxes	$32,086	$20,176	$36,854
Basic weighted-average common shares outstanding	39,597	38,879	43,465
Assumed exercise of dilutive stock options and restricted stock units	1,070	568	489
Diluted weighted-average common shares outstanding	40,667	39,447	43,954
Income from continuing operations:
Basic earnings per share	$0.81	$0.52	$0.85
Diluted earnings per share	$0.79	$0.51	$0.84

The following stock options and restricted units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Years Ended December 31,
	2013	2012	2011
Stock options	413	4,960	4,550
Restricted stock units	—	—	18
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2012, our Board of Directors authorized a program to repurchase up to $25.0 million of our common stock over a twelve-month period. We did not repurchase any shares under this program, which ended in the fourth quarter of 2013.

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
The composition of our marketable securities is as follows (in thousands):

	December 31,		December 31,
	2013		2012
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$—	$—	$749	$749
Certificates of deposit	11,568	11,568	12,498	12,498
Corporate bonds/notes	—	—	11,274	11,253
Municipal bonds/notes	—	—	285	285
Agency bonds/notes	—	—	900	898
Total marketable securities	$11,568	$11,568	$25,706	$25,683
The maturities of our marketable securities available for sale as of December 31, 2013 are as follows:

	Earliest		Latest
Certificates of deposit	1/21/2014	to	11/4/2015
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next twelve months.
As of December 31, 2013, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We manage these risks through the use of derivative financial instruments, primarily forward contracts. During the years ended December 31, 2013, 2012, and 2011 we entered into foreign currency exchange forward contracts to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one month periods. At December 31, 2013, 2012, and 2011 we had both EUR and CAD forward contracts. At December 31, 2013 and 2012 we also had CHF forward contracts.
The notional amount of foreign currency exchange contracts at December 31, 2013, 2012, and 2011 was $25.0 million, $20.5 million, and $32.3 million, respectively, and the fair value of these contracts was not significant at December 31, 2013, 2012, and 2011. During the years ended December 31, 2013, 2012, and 2011, we recognized losses of $0.9 million and $0.5 million, and a gain of $1.6 million respectively, on our foreign currency exchange contracts. These gains and losses were offset by corresponding gains and losses on the related intercompany debt and both are included as a component of other income, net, in our Consolidated Statements of Operations.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of December 31, 2013, and December 31, 2012. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of December 31, 2013, and December 31, 2012.

December 31, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Certificates of deposit	$—	$11,568	$—	$11,568
Total marketable securities	$—	$11,568	$—	$11,568

December 31, 2012	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$—	$749	$—	$749
Certificates of deposit	—	12,498	—	12,498
Corporate bonds/notes	—	11,253	—	11,253
Municipal bonds/notes	—	285	—	285
Agency bonds/notes	898	—	—	898
Total marketable securities	$898	$24,785	$—	$25,683

We did not have any Level 3 investments or financial liabilities measured at fair value, on a recurring basis, as of December 31, 2013 and December 31, 2012. In the third quarter of 2012, we reclassified our investments in corporate bonds and municipal bonds from Level 1 into Level 2 as we believe this more appropriately reflects the level of inputs available for valuing these financial instruments. There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the year ended December 31, 2013.

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
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows (in thousands):

	December 31,	December 31,
	2013	2012
Parts and raw materials	$75,815	$59,484
Work in process	3,507	3,728
Finished goods	30,449	18,270
	$109,771	$81,482

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	December 31,	December 31,
	2013	2012
Buildings and land	$1,807	$1,794
Machinery and equipment	41,451	40,993
Computer and communication equipment	23,117	22,895
Furniture and fixtures	4,028	1,845
Vehicles	367	359
Leasehold improvements	24,369	27,976
Construction in process	5,426	3,362
	100,565	99,224
Less: Accumulated depreciation	(65,677)	(59,701)
Total property and equipment, net	$34,888	$39,523

Depreciation expense recorded in continuing operations and included in selling, general and administrative expense is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Depreciation expense	$12,729	$12,090	$10,673

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Gross carrying amount, beginning of period	$60,391	$46,515
Additions and adjustments	91,473	13,499
Translation adjustments	5,936	377
Gross carrying amount, end of period	$157,800	$60,391

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additions during the year represent the difference between the purchase price paid and the values assigned to identifiable assets acquired and liabilities assumed in purchase accounting, as described in Note 2, Business Acquisition and Disposition.

NOTE 11.	INTANGIBLE ASSETS
Other intangible assets consisted of the following as of December 31, 2013 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Impairment and Other Charges	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$50,368	$441	$(26,168)	$(14,712)	$9,929	4
Trademarks and other	18,515	514	(5,705)	(3,842)	9,482	7
Total intangible assets	$68,883	$955	$(31,873)	$(18,554)	$19,411
Other intangible assets consisted of the following as of December 31, 2012 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$44,668	$83	$(10,775)	$33,976	7
Trademarks and other	13,703	167	(1,637)	12,233	9
Total intangible assets	$58,371	$250	$(12,412)	$46,209
Amortization expense relating to other intangible assets included in our income from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Amortization expense	$6,142	$5,696	$3,852
Estimated amortization expense related to intangibles for each of the five years 2014 through 2018 and thereafter is as follows (in thousands):

Year Ending December 31,
2014	$5,116
2015	4,022
2016	2,787
2017	2,787
2018	1,328
Thereafter	3,371
$19,411

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2013 (in thousands):

	2013	2012
Accrued liabilities:
Current deferred tax liability	$4,519	$4,137
Accrued restructuring costs	3,280	1,852
Current contingent consideration	933	2,773
Accrued sales and use tax	2,415	1,010
Other	9,557	5,627
Total accrued liabilities	$20,704	$15,399
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.

NOTE 13.	WARRANTIES
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
We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balances at beginning of period	$14,797	$14,719	$12,949
Warranty liabilities acquired	10,678	—	—
Increases to accruals related to sales during the period	14,087	7,561	10,203
Warranty expenditures	(17,495)	(7,483)	(8,433)
Balances at end of period	$22,067	$14,797	$14,719

NOTE 14.	STOCK-BASED COMPENSATION
As of December 31, 2013, we had two active stock-based incentive compensation plans; the 2008 Omnibus Incentive Plan and the Employee Stock Purchase Plan (“ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. At December 31, 2013, there were 5.2 million shares reserved and 0.6 million shares available for future grant under our stock-based incentive plans.
2008 OMNIBUS INCENTIVE PLAN — The 2008 Omnibus Incentive Plan (the “Plan”) provides officers, directors, key employees, and other persons an opportunity to acquire or increase a direct proprietary interest in our operations and future success. Our Board of Directors currently administers the Plan, and makes all decisions concerning which officers, directors, employees, and other persons are granted awards, how many to grant to each recipient, when awards are granted, how the Plan should be interpreted, whether to amend or terminate the Plan, and whether to delegate administration of the Plan to a committee. In May 2010, our shareholders approved an increase from 3,500,000 to 7,500,000 shares authorized for issuance under the Plan. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards may be made as performance incentives to reward attainment of annual or long-term performance goals in accordance with the terms of the Plan. Stock options granted under the Plan may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants, or advisers providing services to us shall in all cases be non-qualified stock options. Included in this plan is our LTI Plan which grants performance-based stock options and awards to selected participants that vest annually over a three-year period upon the achievement of certain annual return on net asset targets. This plan

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contains an option to settle the restricted stock awards in cash or shares. The Plan will terminate on May 7, 2018 unless the administrator terminates the Plan earlier. As of December 31, 2013, 177,462 shares of common stock were available for grant under the Plan.
Stock-based Compensation Expense
Non-cash stock-based compensation expense is primarily included in selling, general and administrative expense and was $13.7 million, $12.7 million, and $12.5 million for the years ending December 31, 2013, 2012, and 2011, respectively.
Our stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Estimated forfeiture rates for our stock-based compensation expense applicable to options and RSUs was approximately 16% for the year ended December 31, 2013, 14% for the year ended December 31, 2012, and 13% for the year ended December 31, 2011.
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
In the second quarter of 2013, we granted additional options and awards under the LTI plan to our Chief Executive Officer who was not previously a participant in the plan. The fair value of these shares was estimated using the Black-Scholes-Merton option pricing model utilizing an expected volatility of 68.9%, a risk free rate of 0.74%, a dividend yield of zero, and an expected term of 5.6 years. The weighted-average grant date fair value of the options is $10.55 and the weighted-average grant date fair value of the awards is $17.80.
During the third quarter of 2011, we granted non-qualified stock options to our Chief Executive Officer that will vest based on the achievement of certain stock price targets. The stock-based compensation cost and derived service periods for these stock options were estimated using the Monte Carlo simulation method utilizing a volatility of 61.6% and a risk-free rate of 2.4%. The weighted-average fair value of these awards is $2.92 and the derived service periods range from approximately one and one-half years to approximately two years. As of December 31, 2013, the first level target was met and the shares vested. If the remaining target is not met, the non-qualified stock options will expire on the third anniversary of the grant date.
The fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions by grant year (except the market awards granted to our Chief Executive Officer as noted above):

	2013	2012	2011
Fair value assumptions - stock options:
Risk-free interest rates	0.74%	0.6% - 1.2%	1.09% - 2.4%
Expected dividend yield rates	—%	—%	—%
Expected term	5.6 years	5.9 years	5.5 years
Expected volatility	69%	61.5%	58%
The risk free interest rate is based on the five-year U.S. Treasury Bill at the time of the grant. Historically, company information is the primary basis for selection of the expected dividend yield. The expected term is based on historical experience. Expected volatility is based on historical volatility of our common stock using daily stock price observations.
The weighted-average fair value of options issued and total intrinsic value of options exercised were (in thousands, except share prices):

	2013	2012	2011
Weighted-average grant date fair value of options	$10.55	$6.24	$6.68
Total intrinsic value of options exercised	$12,917	$1,697	$896

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in outstanding time based stock options during the year ended December 31, 2013 were as follows (in thousands, except share prices):

	2013		2012		2011
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Changes in outstanding stock options:
Options outstanding at beginning of year	4,036	$13.61	5,596	$14.04	5,709	$14.72
Options granted	—	—	18	11.67	1,518	12.52
Options exercised	(2,055)	13.31	(446)	9.17	(216)	10.60
Options forfeited	(199)	13.01	(455)	12.99	(886)	13.20
Options expired	(209)	19.74	(677)	20.41	(529)	19.73
Options outstanding at end of year	1,573	13.29	4,036	13.61	5,596	14.04

Options vested during the year	294		73		49
Changes in outstanding performance based stock options during the year ended December 31, 2013 were as follows (in thousands, except share prices):

	2013		2012		2011
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Changes in outstanding stock options:
Options outstanding at beginning of year	1,623	$12.65	225	$24.75	—	$—
Options granted	43	17.80	1,660	11.15	225	24.75
Options exercised	(89)	11.02	—	—	—	—
Options forfeited	(87)	11.02	(262)	11.02	—	—
Options expired	(251)	11.10	—	—	—	—
Options outstanding at end of year	1,239	13.38	1,623	12.65	225	24.75

Options vested during the year	314		—		—
During each of the three years ended December 31, 2013, 2012, and 2011, the value of shares withheld for taxes from both time-based and performance based option exercises totaled $1.3 million, $0.5 million, and $0.3 million, respectively.
As of December 31, 2013, there was $4.0 million of total unrecognized compensation cost related to stock options granted and outstanding, net of expected forfeitures related to non-vested options, which is expected to be recognized through fiscal year 2016, with a weighted-average remaining vesting period of 1.3 years. Information about our stock options that are outstanding, options that we expect to vest and options that are exercisable at December 31, 2013 follows (in thousands except share prices and lives):

Options Expected to Vest:	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding	2,812	$12.27	6.7 years	$29,787
Options expected to vest	2,597	12.41	6.6 years	27,164
Options exercisable	1,243	12.82	5.4 years	12,505

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2013 (in thousands, except share prices and lives):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$7.15 to $7.95	132	2.2 years	$7.35	132	$7.35
$8.65 to $8.65	384	7.6 years	8.65	218	8.65
$8.95 to $10.90	160	6.3 years	9.61	83	9.70
$11.02 to $11.02	871	8.0 years	11.02	98	11.02
$11.21 to $12.77	293	7.0 years	12.24	153	12.18
$12.80 to $14.21	331	6.4 years	13.82	165	13.79
$14.40 to $15.65	327	6.6 years	14.82	161	14.88
$16.13 to $22.30	272	4.2 years	18.61	191	19.28
$22.47 to $22.47	21	3.6 years	22.47	21	22.47
$24.21 to $24.21	21	3.3 years	24.21	21	24.21
$7.15 to $24.21	2,812	6.7 years	12.27	1,243	12.82
Restricted Stock Units
The fair value of our RSUs is determined based upon the closing fair market value of our common stock on the grant date. Changes in the unvested time based restricted stock units during the year ended December 31, 2013 were as follows (in thousands):

	2013		2012		2011
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at beginning of year	442	$12.96	764	$12.99	447	$13.82
RSUs granted	99	17.58	75	12.93	623	13.72
RSUs vested	(242)	12.99	(253)	12.93	(147)	15.56
RSUs forfeited	(69)	12.88	(144)	12.94	(159)	13.32
Balance at beginning of year	230	13.41	442	12.96	764	12.99
Changes in the unvested performance based restricted stock units during the year ended December 31, 2013 were as follows (in thousands):

	2013		2012		2011
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at beginning of year	1,631	$11.15	—	$—	—	$—
RSUs granted	50	17.80	1,937	11.13	—	—
RSUs vested	(235)	11.10	—	—	—	—
RSUs forfeited	(102)	11.02	(306)	11.02	—	—
Balance at beginning of year	1,344	11.42	1,631	11.15	—	—

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value of RSUs issued and total fair value of RSUs converted to shares were (in thousands, except share prices):

	2013	2012	2011
Weighted-average grant date fair value of RSUs	$17.73	$11.20	$12.94
Total fair value of RSUs converted to shares	$11,032	$8,908	$1,974
As of December 31, 2013, there was $5.9 million of total unrecognized compensation cost, net of expected forfeitures related to non-vested RSUs granted, which is expected to be recognized through fiscal 2016, with a weighted-average remaining vesting period of 0.8 years.
Employee Stock Purchase Plan
The ESPP, a stockholder-approved plan, provides for the issuance of rights to purchase up to 1,000,000 shares of common stock. In May 2010, shareholders approved an increase from 500,000 to 1,000,000 shares authorized for sale under our ESPP. Employees are eligible to participate in the ESPP if employed by us for at least 20 hours per week during at least five months per calendar year. Participating employees may contribute up to the lesser of 5% of their eligible earnings or $5,000 during each plan period. Currently, the plan period is six months. The purchase price of common stock purchased under the ESPP is currently equal to the lower of: 1) 85% of the fair market value of our common stock on the commencement date of each plan period or 2) 85% of the fair market value of our common shares on each plan period purchase date. At December 31, 2013, 409,876 shares remained available for future issuance under the ESPP.
Purchase rights granted under the ESPP are valued using the Black-Scholes-Merton model. As of December 31, 2013, there was $0.1 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of five months. Total compensation expense was $0.2 million for each of the years ended December 31, 2013, 2012, and 2011.
The fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	2013	2012	2011
Risk-free interest rates	0.07% - 0.1%	0.15% - 0.61%	0.05% - 0.1%
Expected dividend yield rates	—%	—%	—%
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	61.5%	60.4%	61.9%
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
For the years ended December 31, 2013, 2012, and 2011 our contribution for participants in our 401(k) plan was 50% matching on contributions by employees up to 6% of the employee’s compensation.
During the years ended December 31, 2013, 2012, and 2011 we recognized total defined contribution benefit plan costs of $1.0 million, $1.3 million, and $1.3 million, respectively.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2012	$29,730	$(5)	$29,725
Current period other comprehensive income (loss)	3,733	(1)	3,732
Balances at December 31, 2013	$33,463	$(6)	$33,457

NOTE 17.	COMMITMENTS AND CONTINGENCIES
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
Operating Leases
We have various operating leases for automobiles, equipment, and office and production facilities. Rent expense under operating leases was approximately $6.1 million in 2013, $5.8 million in 2012, and $6.6 million in 2011.
The future minimum rental payments required under non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

2014	$5,909
2015	4,258
2016	1,978
2017	1,753
2018	1,639
Thereafter	5,226
$20,763
*Future estimated payments on foreign leases are based on the estimated spot rate at December 31, 2013 and are subject to change.
Purchase Commitments
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of December 31, 2013 is approximately $68.6 million. Our policy with respect to all purchase commitments, is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a part of the product rationalization initiated under the restructuring plan, we determined that the intangible assets associated with certain technology should be tested for recoverability. To test the intangible assets for recoverability, we compared the carrying value of the assets with their fair value which resulted in an impairment of $31.9 million which is recorded in restructuring charges and asset impairment in the Consolidated Statement of Operations for the twelve months ended December 31, 2013. All activities under this restructuring plan were completed prior to December 31, 2013.
The following table summarizes the components of our restructuring costs incurred under the 2013 plan (in thousands):

	Twelve Months Ended	Cumulative costs through
	December 31, 2013	December 31, 2013
Severance and related costs	$7,002	$7,002
Property and equipment and intangible asset impairments	36,624	36,624
Facility closure costs	2,769	2,769
Total restructuring charges and asset impairments	$46,395	$46,395
The following table summarizes our restructuring liabilities under the 2013 plan (in thousands):

	Balances at December 31, 2012	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at December 31, 2013
Severance and related costs	$—	$7,002	$(5,049)	$125	$2,078
Property and equipment and intangible asset impairments	—	36,624	(36,624)	—	—
Facility closure costs	—	2,769	(2,220)	22	571
Total restructuring liabilities	$—	$46,395	$(43,893)	$147	$2,649
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

	Balances at December 31, 2012	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at December 31, 2013
Severance and related costs	$1,345	$—	$(1,128)	$—	$217
Facility closure costs	508	—	(94)	—	414
Total restructuring liabilities	$1,853	$—	$(1,222)	$—	$631

NOTE 19.	OTHER INCOME, NET
During 2013, 2012 and 2011, we participated, through our wholly-owned subsidiary AE Solar Energy, Inc., in the Solar Energy Grid Integration System Program (“SEGIS”) sponsored by the Department of Energy and administered by Sandia National Labs. Our participation in the SEGIS program is performed in stages, and revenue, net of costs incurred, is recognized in other income, net, in our Consolidated Statements of Operations. We invoice SEGIS upon completion of certain milestones. Net revenues for the years ended December 31, 2013, 2012 and 2011 were $0.8 million, $0.7 million and $0.4 million, respectively. The revenues were recognized and recorded in other income, net, as this project does not represent commercial product sales and we are not normally engaged in research and development type projects from which revenue is generated.
Included in Other income, net for the year ended December 31, 2012 is a $1.9 million gain on the sale of manufacturing assets to Hitachi. These assets were sold in May 2012 when we ceased our contracting manufacturing relationship with Hitachi.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	RELATED PARTY TRANSACTIONS
During the years ended December 31, 2013, 2012, and 2011, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Sales - related parties	$622	$583	$3,874
Rent expense - related parties	1,880	1,872	2,306
Sales - Related Parties

Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the year ended December 31, 2013, we had sales to one such company as noted above and there were no aggregate accounts receivable from this customer at December 31, 2013. During the year ended December 31, 2012 we had sales to two such companies as noted above and there were no aggregate accounts receivable from these customers at December 31, 2012. During the year ended December 31, 2011 we had sales to three such companies as noted above and there were no aggregate accounts receivable from these customers at December 31, 2011.
Rent Expense - Related Parties
We lease our executive offices, research and development, and manufacturing facilities in Fort Collins, Colorado from a limited liability partnership in which Douglas Schatz, our Chairman of the Board and former Chief Executive Officer, holds an interest. The leases relating to these spaces expire during 2021 and obligate us to total annual payments of approximately $1.9 million, which includes facilities rent and common area maintenance costs.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales with respect to our operating segments is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Thin Films	$296,535	$235,335	$328,614
Solar Energy	250,469	216,596	188,185
Total	$547,004	$451,931	$516,799
Income from continuing operations before income taxes by operating segment is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Thin Films	$64,790	$22,804	$68,241
Solar Energy	(3,772)	14,003	4,323
Total segment operating income	61,018	36,807	72,564
Corporate expenses	—	(1,960)	(15,965)
Restructuring charges	(46,395)	(7,473)	(7,348)
Other income (expense), net	(339)	2,432	1,217
Income from continuing operations before income taxes	$14,284	$29,806	$50,468
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
Segment assets consist of inventories, net and property and equipment, net. A summary of consolidated total assets by segment follows (in thousands):

	December 31, 2013	December 31, 2012
Thin Films	$39,450	$40,965
Solar Energy	104,227	76,393
Total segment assets	143,677	117,358
Unallocated corporate property and equipment	982	3,647
Unallocated corporate assets	508,318	416,237
Consolidated total assets	$652,977	$537,242

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

	Years Ended December 31,
Sales to external customers:	2013		2012		2011
	(In thousands)
United States	$328,330	60.0%	$322,847	71.4%	$338,343	65.5%
Canada	33,000	6.0%	30,113	6.7%	3,622	0.7%
North America	361,330	66.1%	352,960	78.1%	341,965	66.2%

People's Republic of China	27,420	5.0%	19,987	4.4%	38,654	7.5%
Other Asian countries	62,990	11.6%	54,825	12.0%	79,424	15.4%
Asia	90,410	16.5%	74,812	16.6%	118,078	22.8%

Germany	87,115	15.9%	18,374	4.1%	47,228	9.1%
Other European Countries	8,149	1.4%	5,785	1.4%	9,528	1.8%
Europe	95,264	17.4%	24,159	5.3%	56,756	11.0%
Total sales	$547,004	100.0%	$451,931	100.0%	$516,799	100.0%
Sales to Applied Materials Inc., our largest customer, were $97.0 million or 17.4% of total sales for 2013, $63.9 million, or 14.1% of total sales, for 2012 and $68.0 million, or 13.1% of total sales for 2011. Additionally, in June 2012, Lam Research merged with Novellus Systems, Inc. Had the two businesses been a combined entity for the full year, they would have accounted for 10.7% of our sales in 2012. Our sales to Applied Materials, Lam Research, and Novellus include thin film products used in semiconductor processing and solar, flat panel display, and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.

	December 31,
	(in thousands)
*Long lived assets:	2013	2012
United States	$75,097	$118,553
Canada	884	1,246
Asia	3,412	3,963
Europe	132,706	8,576
	$212,099	$132,338

*	Long-lived assets include property and equipment, goodwill and other intangible assets.

NOTE 22.	CREDIT FACILITY

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
At our election, the loans comprising each borrowing will bear interest at a rate per annum equal to either: (a) a "base rate" plus between one-half (0.5%) and one (1.0%) full percentage point depending on the amount available for additional draws under the Credit Facility ("Base Rate Loan"); or (b) the LIBOR rate then in effect plus between one and one-half (1.5%) and two (2%) percentage points depending on the amount available for additional draws under the Credit Facility. The "base rate" for any Base Rate Loan will be the greatest of the federal funds rate plus one-half (0.5%) percentage point; the one-month LIBOR rate

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plus one (1.0%) percentage point; and Wells Fargo's "prime rate" then in effect. As of December 31, 2013, the rate in effect was 3.75%.
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
The Credit Agreement requires us to pay certain fees to the Lenders, including a $2,500 collateral management fee for each month that the Credit Facility is in place, and a fee based on the unused amount of the Credit Facility. During the twelve months ended December 31, 2013, we expensed $0.2 million in interest and fees related to unused line of credit fees and amortization of debt issuance costs. We did not borrow against the Credit Facility in 2013.
Pursuant to a Guaranty and Security Agreement (the "GS Agreement"), borrowings under the Credit Facility are guaranteed by our wholly-owned subsidiaries Aera Corporation and AEI US Subsidiary, Inc., (collectively the " Guarantors"). Under the GS Agreement, we and the Guarantors granted the Lenders a security interest in certain, but not all, of our and the Guarantors' assets.
As part of the acquisition of Refusol described in Note 2. Business Acquisition and Disposition, we assumed the outstanding debt of Refusol as of the acquisition date. There were three outstanding loans with banks related to this debt, of which one was repaid and cancelled during the third quarter of 2013.
Refusol, GmbH has an outstanding loan agreement with Commerzbank Aktiengesellschaft ("Commerzbank") for up to 8.0 million Euros ("Commerzbank Loan Agreement"). The agreement allows Refusol to borrow up to 8.0 million Euros through various types of instruments including an overdraft (revolving) facilities, money market (term) loans, surety loans, or guarantees. There is no maturity date. Borrowings under the revolving credit facility bear interest at 5.32%. Surety and guarantee loans bear interest at 1.5%. Money market loans are granted by separate agreement when requested and must meet certain Euro thresholds related to the value depending on the maturity date chosen. The Commerzbank Loan Agreement requires the payment of a credit commission of 0.5% of the total loan amount. The agreement contains a various covenants including a financial covenant requiring a specified level of equity. At December 31, 2013 $9.0 million was outstanding on this line of credit.
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
Upon expiration of this agreement, Refusol, GmbH entered into a new loan agreement with Bayerische Landesbank ("Bayern") under which it has the ability to borrow up to 4.0 million Euros as either bank overdrafts, term loans, guarantees, or letters of credit. The overdraft facility bears interest at 3.9%, guarantees bears a rate of 1.64% and interest on term loans is a fixed rate set for each term loan period based on money market rates. Loan commitment fees are 0.25%. The loan matures on July 31, 2014. At December 31, 2013 $4.6 million was outstanding on this line of credit.
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

The following tables present unaudited quarterly results for each of the eight quarters in the period ended December 31, 2013. We believe that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. Due to the volatility of the industries in which our customers operate, the operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	Jun. 30, 2012	Mar. 31, 2012
	(in thousands except per share data)
Sales	$152,580	$142,899	$139,711	$111,814	$112,971	$117,515	$115,658	$105,787
Gross Profit	58,827	56,211	53,259	41,839	38,546	45,727	43,729	39,744
Restructuring	2,305	19,884	24,206	—	2,039	3,003	(144)	2,575
Operating income (loss)	20,018	(1,542)	(11,572)	7,719	5,499	9,938	11,314	623
Income (loss) from continuing operations, net of income taxes	34,355	687	(9,782)	6,826	4,874	5,735	8,801	766
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	(25)	—	127	303
Net income (loss)	34,355	687	(9,782)	6,826	4,849	5,735	8,928	1,069
Earnings per Share:
Continuing Operations:
Basic earnings (loss) per share	$0.85	$0.02	$(0.25)	$0.18	$0.13	$0.15	$0.23	$0.02
Diluted earnings (loss) per share	$0.83	$0.02	$(0.24)	$0.17	$0.13	$0.15	$0.22	$0.02
Discontinued Operations:
Basic earnings (loss) per share	$—	$—	$—	$—	$—	$—	$—	$0.01
Diluted earnings (loss) per share	$—	$—	$—	$—	$—	$—	$—	$0.01
Net Income (Loss):
Basic earnings (loss) per share	$0.85	$0.02	$(0.25)	$0.18	$0.13	$0.15	$0.23	$0.03
Diluted earnings (loss) per share	$0.83	$0.02	$(0.24)	$0.17	$0.13	$0.15	$0.23	$0.03

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
As discussed in Note 2, Business Acquisition and Disposition, to our Consolidated Financial Statements, on April 8, 2013, we acquired Refusol. We considered the results of our pre-acquisition due diligence activities and the continuation by Refusol of their established internal control over financial reporting as of December 31, 2013. We believe the design of Refusol's established internal control over financial reporting is sufficiently different from our overall design. We are in the process of completing a more complete review of Refusol's internal control over financial reporting and will be implementing changes to better align its reporting and controls with the rest of Advanced Energy. As a result of the timing of the acquisition and the changes that are anticipated to be made, we have excluded Refusol from the December 31, 2013 assessment of our internal control over financial reporting. Refusol's total assets, excluding goodwill and intangible assets recorded as part of the purchase price, accounted for 6.2% of our total assets as of December 31, 2013. Controls over goodwill and intangible assets are performed at the corporate level and, therefore, are included in the Company's overall assessment of internal controls over financial reporting. Additionally, Refusol accounted for 11.3% of our total sales for the year ended December 31, 2013.
Grant Thornton LLP, an independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Form 10-K, and as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2013.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, except as noted below, that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As discussed in Note 1, Corrections to Previously Reported Financial Statements, during the quarter ended December 31, 2013, the Company identified an error in the accounting for income taxes. This error, which accumulated over many years and was caused by an inadequate process to reconcile worldwide tax accounts, resulted in a net overstatement of approximately $2.0 million in liability for income taxes as of December 31, 2012. The Company assessed the materiality of this item on previously issued financial statements in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and concluded that the error was not material to any of the individual annual or interim periods. In accordance with SAB No. 108, the Company has corrected the accompanying Consolidated Financial Statements by increasing 2011 beginning retained earnings by $2.0 million.
The controls previously performed to validate the Company’s year-end taxes payable account were not designed at a level of detail sufficient to accurately identify the obligation to each jurisdiction in which we operate around the world. In the fourth quarter of 2013, the Company designed, implemented and performed a more detailed review and reconciliation of the taxes payable account by jurisdiction in order to determine the correct obligation as of December 31, 2013. This improved control has been implemented as part of our internal controls over financial reporting and will continue to be performed on an ongoing basis.
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

None.

PART III
In accordance with General Instruction G(3) of Form 10-K, certain information required by this Part III is incorporated by reference to the definitive proxy statement relating to our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), as set forth below. The 2014 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information set forth in the 2014 Proxy Statement under the headings “Proposal No. 1/ Election of Directors” and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth in the 2014 Proxy Statement under the headings “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in the 2014 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information is set forth in Note 20 — Related Party Transactions to our Consolidated Financial Statements, and in the 2014 Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth in the 2014 Proxy Statement under the caption “Proposal No. 2/Ratification of the Appointment of Grant Thornton LLP as Advanced Energy's Independent Registered Public Accounting Firm for 2013” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) Documents filed as part of this Annual Report on Form 10-K are as follows:
1. Financial Statements:
Reports of Grant Thornton LLP
Consolidated Financial Statements:
Balance Sheets at December 31, 2013 and 2012
Statements of Operations for each of the three years in the period ended December 31, 2013
Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013
Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2013
Statements of Cash Flows for each of the three years in the period ended December 31, 2013
Notes to Consolidated Financial Statements
2. Financial Statement Schedules for each of the three years in the period ended December 31, 2013
NOTE:  All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.
(B) Exhibits:

3.1	Restated Certificate of Incorporation, as amended.(1)

3.2	Restated By-laws, as amended.(20)

3.3	Amendment to Bylaws.(3)

3.4	Second Amendment to the By-laws of Advanced Energy Industries, Inc.(24)

3.5	Third Amendment to the By-Laws of Advanced Energy Industries, Inc.(28)

4.1	Form of Specimen Certificate for Common Stock.(2)

10.1	Lease, dated June 12, 1984, amended June 11, 1992, by and between Prospect Park East Partnership and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(2)

10.2	Lease, dated March 14, 1994, as amended, by and between Sharp Point Properties, L.L.C., and Advanced Energy Industries, Inc., for property located in Fort Collins, Colorado.(2)

10.3	Lease, dated May 19, 1995, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(2)

10.4	Lease dated March 20, 2000, by and between Sharp Point Properties, L.L.C. and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(5)

10.5	Lease Amendment, dated as of April 26, 2010 by and between Sharp Point Properties, LLC and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(29)

10.6	Lease Amendment, dated as of August 19, 2010, by and between Sharp Point Properties, LLC and Advanced Energy Industries, Inc., for a building located in Fort Collins, Colorado.(33)

10.7	Lease Termination Agreement, dated as of December 28, 2011, by and between Sharp Point Properties, LLC and Advanced Energy Industries, Inc., for buildings located in Fort Collins, Colorado. (37)

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

10.11	Form of Indemnification Agreement.(2)

10.12	Form of Director Indemnification Agreement.(24)

10.13	1995 Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.14	1995 Non-Employee Directors’ Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.15	2001 Employee Stock Option Plan.(1)*

10.16	2002 Employee Stock Option Plan.(1)*

10.17	2003 Stock Option Plan.(1)*

10.18	Amendment No. 1 to 2003 Stock Option Plan, dated January 31, 2005.(8)*

10.19	Form of Stock Option Agreement pursuant to the 2003 Stock Option Plan.(8)*

10.20	Amended and Restated 2003 Employees’ Stock Option Plan.(4)*

10.21	2003 Non-Employee Directors’ Stock Option Plan.(1)*

10.22	2003 Non-Employee Directors’ Stock Option Plan, as amended and restated.(4)*

10.23	Form of Restricted Stock Unit Award Agreement pursuant to the 2003 Non-Employee Directors’ Stock Option Plan, as amended and restated as of February 15, 2006.(9)*

10.24	Form of Restricted Stock Unit Agreement pursuant to the 2003 Non-Employee Directors’ Stock Option Plan.(10)*

10.25	Restricted Stock Unit Agreement pursuant to the 2003 Stock Option Plan.(11)*

10.26	Form of Notice of Grant for Restricted Stock Unit. (46)*

10.27	Form of Restricted Stock Unit Agreement. (46)*

10.28	Form of Notice of Grant of Stock Option. (46)*

10.29	Form of Incentive Stock Option Agreement. (46)*

10.30	Form of Non-Qualified Stock Option Agreement. (46)*

10.31	Form of LTI Notice of Grant. (46)*

10.32	Form of LTI Performance Stock Option Agreement pursuant to the 2008 Omnibus Incentive Plan.(46)*

10.33	Form of LTI Performance Stock Unit Agreement pursuant to the 2008 Omnibus Incentive Plan.(46)*

10.34	Non-employee Director Compensation summary.(12)*

10.35	Non-Employee Director Compensation Structure.(17)*

10.36	2012 - 2014 Long-Term Incentive (LTI) Plan.*

10.37	2012 Short Term Incentive (STI) Plan, as revised.*

10.38	2008 Omnibus Incentive Plan, as amended May 4, 2010.(36)*

10.39	Executive Change in Control Severance Agreement. (13)

10.39.1	Form of Amendment to Executive Change in Control Agreement. (44)

10.40	Retirement Term Sheet relating to Douglas S. Schatz.(14)

10.41	Offer letter, dated August 14, 2010, by and among Advanced Energy Industries, Inc. and Danny C. Herron.(31)

10.42	Offer Letter, dated August 1, 2011, by and among Advanced Energy Industries, Inc. and Garry Rogerson. (38)

10.43	Executive Change in Control Agreement, dated August 4, 2011, by and among Advanced Energy Industries, Inc. and Garry Rogerson.(39)

10.44	Executive Change in Control Agreement, dated March 29, 2008, by and among Advanced Energy Industries, Inc. and Yuval Wasserman.(19)

10.45	Executive Change in Control Agreement, dated August 14, 2010, by and among Advanced Energy Industries Inc. and Danny C. Herron.(32)

10.46	Executive Change in Control Agreement, dated August 14, 2010, by and among Advanced Energy Industries Inc. and Thomas O. McGimpsey.(41)

10.47	Executive Change in Control Agreement, dated August 14, 2010, by and among Advanced Energy Industries Inc. and Gordon Tredger.(42)

10.48	Relocation Agreement, dated August 5, 2013, by and among Advanced Energy Industries, Inc. and Yuval Wasserman. (47)

10.49	Master Executive Separation Agreement, dated August 11, 2010, by and among Advanced Energy Industries, Inc. and Lawrence D. Firestone.(31)

10.50	Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005.(16)+

10.51	Shipping Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005. (16)+

10.52	Bridge Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated January 26, 2011. (40)+

10.53	Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of March 24, 2010.(25)

10.54	Amendment No. 1 to Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of April 21, 2010.(26)

10.55	Amendment No. 2 to Merger Agreement by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of October 30, 2010.(34)

10.56	Sale and Purchase Agreement by and among Advanced Energy Industries, Inc., Blitz S13-103 GmbH, Jolaos Verwaltungs GmbH and Prettl Beteiligungs Holdings, GmbH, dated as of April 8, 2013. (45)

10.57	Asset Purchase Agreement, dated as of July 21, 2010, by and among Advanced Energy Industries, Inc. and Hitachi Metals, Ltd.(30)

10.58	Amendment to Asset Purchase Agreement by and between Advanced Energy Industries, Inc. and Hitachi Metals, Ltd., dated as of October 15, 2010.(31)

10.59
Credit Agreement, dated October 12, 2012, by and among Wells Fargo Bank, National Association, as administrative agent for certain lenders, Advanced Energy Industries, Inc., AE Solar Energy Inc., and Sekidenko, Inc.(43)

10.60
Guaranty and Security Agreement dated October 12, 2012 among Wells Fargo Bank, National Association, Advanced Energy Industries, Inc., AE Solar Energy, Inc., Sekidenko, Inc., AEI US Subsidiary, Inc. and Aera Corporation.(43)

10.61
Amendment No. 1 to Credit Agreement dated November 8, 2012 among Wells Fargo Bank, National Association, Advanced Energy Industries, Inc., AE Solar Energy, Inc., Sekidenko, Inc., AEI US Subsidiary, Inc. and Aera Corporation. (44)

10.62	Loan Agreement dated February 1, 2011 among Commerzbank Aktiengesellschaft, Refusol GmbH, and Refu Elektronik, GmbH. (47)

10.63	Addendum No. 1 to Loan Agreement between Commerzbank Aktiengesellschaft, Refusol GmbH, and Refu Elektronik, GmbH. (47)

10.64	Master Loan Agreement dated August 18, 2011 among Beyerische Landesbank and Refusol GmbH. (47)

10.65	1st Amendment dated July 30, 2012 to Master Loan Agreement among Bayerische Landesbank and Refusol GmbH. (47)

10.66	Master Loan Agreement dated July 31, 2013 among Bayerische Landesbank and Refusol GmbH. (48)

10.67	Credit Agreement dated March 1, 2012 among Wells Fargo Bank, National Association and Refusol, Inc. (47)

10.68	Extension to Credit Agreement dated February 19, 2013 among Wells Fargo Bank, National Association and Refusol, Inc. (47)

14.1	Code of Ethical Conduct, as revised.(18)

21.1	Subsidiaries of Advanced Energy Industries, Inc.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________________________

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 2, 1995.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed December 5, 2007.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-26966), filed August 3, 2007.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26966), filed March 27, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-26966), filed February 24, 2004.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26966), filed May 9, 2001.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 3, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 31, 2006.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-26966), filed August 9, 2006.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-26966), filed March 28, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 1, 2006.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26966), filed March 31, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 9, 2005.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 6, 2005.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-26966), filed November 7, 2005.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 28, 2006.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 1, 2007.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 4, 2008.

(20)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26966), filed August 6, 2013.

(21)	Reserved.

(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-26966), filed February 27, 2009.

(23)	Reserved.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed December 14, 2009.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed March 24, 2010.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 22, 2010.

(27)	Reserved.

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 23, 2010.

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 7, 2010.

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 22, 2010.

(31)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26966), filed November 5, 2010.

(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 16, 2010.

(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 20, 2010.

(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed November 2, 2010.

(35)	Reserved.

(36)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-26966), filed March 2, 2011.

(37)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed December 29, 2011.

(38)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed August 2, 2011.

(39)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed August 4, 2011.

(40)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26966), filed May 6, 2011.

(41)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-26966) filed March 2, 2012.

(42)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966) filed April 30, 2012.

(43)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966) filed October 15, 2012.

(44)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-26966) filed March 6, 2013.

(45)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966) filed April 11, 2013.

(46)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966) filed May 10, 2013.

(47)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26966) filed August 6, 2013.

(48)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26966) filed November 8, 2013.

*	Compensation Plan

+	Confidential treatment has been granted for portions of this agreement.

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
Date: March 3, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Garry Rogerson	Chief Executive Officer and Director	March 3, 2014
Garry Rogerson

/s/ Danny C. Herron	Executive Vice President and Chief Financial Officer	March 3, 2014
Danny C. Herron

/s/ Douglas S. Schatz	Chairman of the Board	March 3, 2014
Douglas S. Schatz

/s/ Frederick A. Ball	Director	March 3, 2014
Frederick A. Ball

/s/ Richard P. Beck	Director	March 3, 2014
Richard P. Beck

/s/ Edward C. Grady	Director	March 3, 2014
Edward C. Grady

/s/ Terry Hudgens	Director	March 3, 2014
Terry Hudgens

/s/ Thomas M. Rohrs	Director	March 3, 2014
Thomas M. Rohrs