Form 10-Q
period 2014-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2014-05-09
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014
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

As of April 30, 2014 there were 41,109,098 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,227	$138,125
Marketable securities	12,494	11,568
Accounts receivable, net of allowances of $3,174 and $2,920, respectively	137,032	125,782
Inventories, net of reserves of $15,411 and $15,349, respectively	109,656	109,771
Deferred income tax assets	10,736	10,746
Income taxes receivable	10,109	10,027
Other current assets	11,760	10,950
Total current assets	402,014	416,969
Property and equipment, net	33,041	34,888
OTHER ASSETS:
Deposits and other	2,457	2,421
Goodwill	173,034	157,800
Other intangible assets, net	34,176	19,411
Deferred income tax assets	21,486	21,488
Total assets	$666,208	$652,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,163	$55,623
Income taxes payable	2,067	2,324
Accrued payroll and employee benefits	8,329	12,892
Accrued warranty expense	10,222	10,198
Other accrued expenses	18,065	20,704
Customer deposits	4,405	6,955
Notes payable	15,068	13,661
Total current liabilities	122,319	122,357
LONG-TERM LIABILITIES:
Deferred income tax liabilities	2,309	1,500
Uncertain tax positions	6,078	5,781
Accrued warranty expense	10,428	11,869
Long term deferred revenue	45,060	43,171
Other long-term liabilities	3,895	3,837
Total liabilities	190,089	188,515

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 41,062 and 40,503
issued and outstanding, respectively	41	41
Additional paid-in capital	250,154	251,550
Retained earnings	194,129	179,414
Accumulated other comprehensive income	31,795	33,457
Total stockholders’ equity	476,119	464,462
Total liabilities and stockholders’ equity	$666,208	$652,977
*    Amounts as of March 31, 2014 are unaudited.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
SALES	$140,948	$111,814
COST OF SALES	88,287	69,975
GROSS PROFIT	52,661	41,839
OPERATING EXPENSES:
Research and development	14,142	14,253
Selling, general and administrative	19,731	17,654
Amortization of intangible assets	1,875	2,213
Total operating expenses	35,748	34,120
OPERATING INCOME	16,913	7,719
OTHER EXPENSE, NET	(96)	(203)
Income before income taxes	16,817	7,516
Provision for income taxes	2,102	690
NET INCOME	$14,715	$6,826

Basic weighted-average common shares outstanding	40,814	38,775
Diluted weighted-average common shares outstanding	41,870	39,598

EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE	$0.36	$0.18
DILUTED EARNINGS PER SHARE	$0.35	$0.17

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$14,715	$6,826
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,664)	(2,834)
Unrealized gains (losses) on marketable securities	2	(7)
Comprehensive income	$13,053	$3,985

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,715	$6,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,871	5,286
Stock-based compensation expense	1,764	2,034
Benefit for deferred income taxes	1	4,117
Net gain on sale or disposal of assets	317	289
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(11,526)	(13,782)
Inventories	(149)	1,429
Other current assets	(176)	167
Accounts payable	7,919	1,864
Other current liabilities and accrued expenses	(11,479)	(2,389)
Income taxes	542	(5,380)
Net cash provided by operating activities	6,799	461
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(3,600)	(11,630)
Proceeds from sale of marketable securities	2,640	24,722
Purchases of property and equipment	(1,581)	(1,417)
Acquisitions, net of cash acquired	(30,302)	—
Net cash provided by (used in) investing activities	(32,843)	11,675
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	1,377	—
Settlement of performance stock units	(11,198)	—
Proceeds from exercise of stock options	7,369	12,101
Excess tax from stock-based compensation deduction	670	(947)
Other financing activities	—	(26)
Net cash provided by (used in) financing activities	(1,782)	11,128
EFFECT OF CURRENCY TRANSLATION ON CASH	(72)	(100)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,898)	23,164
CASH AND CASH EQUIVALENTS, beginning of period	138,125	146,564
CASH AND CASH EQUIVALENTS, end of period	$110,227	$169,728
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19	$3
Cash paid for income taxes	838	5,010
Cash received for refunds of income taxes	34	1,303
Cash held in banks outside the United States of America	39,052	14,100
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support power conversion and control products that transform power into various usable forms. Our products enable manufacturing processes that use thin film deposition for various products, such as semiconductor devices, flat panel displays, thin film renewables, and architectural glass. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these same markets. Our solar inverter products support renewable power generation solutions primarily for commercial, and utility-scale solar projects and installations. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for photovoltaic ("PV") sites of all sizes.
We are organized into two strategic business units based on the products and services provided.

•
Precision Power Products strategic business unit ("Precision Power Products") offers products for direct current ("DC"), pulsed DC mid-frequency, and radio frequency ("RF") power supplies, matching networks and RF instrumentation as well as thermal instrumentation and digital power controller products.

•
Inverters strategic business unit ("Inverters SBU") offers both a transformer-based or transformerless advanced grid-tied PV inverter solution for commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high quality, reliable electrical power.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2014, and the results of our operations and cash flows for the three months ended March 31, 2014 and 2013.
The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other financial information filed with the SEC.
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
CRITICAL ACCOUNTING POLICIES
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

NOTE 2.	BUSINESS ACQUISITIONS
Acquisitions
Refusol Holding
On April 8, 2013, we acquired all the outstanding shares of Refusol Holding GmbH pursuant to a Sale and Purchase Agreement (the "Agreement") between AEI Holdings, GmbH (formerly Blitz S13-103, GmbH) ("AEI Holdings"), an indirect wholly-owned subsidiary of: Advanced Energy Industries, Inc.; Jolaos Verwaltungs GmbH ("Jolaos") and Prettl Beteilgungs Holding GmbH. Refusol Holding GmbH ("Refusol Holding") owns all of the shares of Refusol GmbH and its subsidiaries (collectively and together with Refusol Holding, "Refusol"). Refusol develops, manufactures, distributes and services photovoltaic inverters. The acquisition of Refusol is intended to broaden our portfolio and extend our geographic distribution.
All of the outstanding shares of Refusol Holding were acquired for total consideration of approximately $87.2 million, consisting of a cash payment of $75.4 million, net of cash acquired and a working capital reduction and assumption of debt totaling $11.9 million. The agreement calls for additional cash consideration if certain stretch financial targets are met by our Inverters business unit and Refusol, on a combined basis, at the end of the twelve (12) calendar months following April 1, 2013. The contingent consideration has no estimated fair value as of April 8, 2013 based on management's estimates of operating income for the Inverters SBU for the specified period. The preliminary base price is subject to a post-closing adjustment based on confirmation of the financial statements of Refusol effective as of the closing date. AEI Holdings and Jolaos are in disagreement on various accounting adjustments to the closing date financial statements of Refusol. After repeated unsuccessful attempts to have Jolaos submit the dispute to an independent German accounting firm as required under the Agreement, AEI Holdings petitioned the designated court in Stuttgart, Germany to review the dispute.
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
Pro Forma Results for Refusol Acquisition
The following unaudited pro forma financial information presents the combined results of operations of Advanced Energy and Refusol as if the acquisition had occurred as of January 1, 2013. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2013. The unaudited pro forma financial information for the three months ended March 31, 2013 includes the historical results of Advanced Energy for the three months ended March 31, 2013 and the historical results of Refusol for the same period.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets and related tax effects. The unaudited pro forma results follow (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Sales	$140,948	$131,454
Net income	14,715	2,752
Earnings per share:
Basic	$0.36	$0.07
Diluted	$0.35	$0.07
Power Control Module
On January 27, 2014, we acquired the intellectual property related to AEG Power Solutions' Power Control Modules ("PCM"). PCM is comprised of the Thyro-Family of products and accessories and serves numerous power control applications in different industries ranging from materials thermal processing through chemical processing, glass manufacturing and numerous other general industrial power applications. This acquisition is expected broaden our product offerings and will be added to our Precision Power Products SBU. We paid total consideration of $31.1 million including contingent consideration, of which $16.4 million is included in Intangibles, $14.6 million in Goodwill, and $0.1 million in Property, plant, and equipment. Included in Goodwill is $1.0 million of contingent consideration payable if certain milestone targets are met. Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill associated with the acquisition is the result of expected synergies and expansion of our product offerings into new markets. Advanced Energy is in the process of finalizing valuations of the intangibles associated with the acquisition.

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Income before income taxes	$16,817	$7,516
Provision for income taxes	2,102	690
Effective tax rate	12.5%	9.2%
The effective tax rate for the three months ended March 31, 2014 differ from the federal statutory rate of 35% primarily due to the effect of changes in foreign earnings. The effective tax rate is also impacted by discrete items recorded in the period. For the three months ended March 31, 2013, the effective tax rate was impacted by a $1.4 million discrete tax benefit attributable to the January 2, 2013 reinstatement of the 2012 US research and development tax credit.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three months ended March 31, 2014 and 2013, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net Income	$14,715	$6,826

Basic weighted-average common shares outstanding	40,814	38,775
Assumed exercise of dilutive stock options and restricted stock units	1,056	823
Diluted weighted-average common shares outstanding	41,870	39,598
Net Income:
Basic earnings per share	$0.36	$0.18
Diluted earnings per share	$0.35	$0.17
The following stock options were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Stock options	24	853

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
Our marketable securities consist entirely of certificates of deposit as follows (in thousands):

	March 31,		December 31,
	2014		2013
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$12,494	$12,494	$11,568	$11,568
The maturities of our marketable securities available for sale as of March 31, 2014 are as follows:

	Earliest		Latest
Certificates of deposit	4/8/2014	to	2/26/2016
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next twelve months.
As of March 31, 2014, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We attempt to mitigate these risks through the use of derivative financial instruments, primarily forward contracts. During the three months ended March 31, 2014 and 2013, we entered into foreign currency exchange forward contracts to attempt to mitigate the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they tend to offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one month periods. At March 31, 2014 we did not have any outstanding forward contracts. At December 31, 2013 we had outstanding Euro, Swiss Franc, and Canadian Dollar forward contracts.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notional amount of foreign currency exchange contracts at December 31, 2013 was $25.0 million, and the difference between the fair value and the notional value of these contracts was not significant. During the three months ended March 31, 2014 and 2013, we recognized a loss of $1.3 million and a gain of $0.6 million, respectively, on our foreign currency exchange contracts. These losses were offset by corresponding gains on the related intercompany debt and both are included as a component of Other income (expense), net, in our Condensed Consolidated Statements of Operations.

NOTE 7.	ASSETS MEASURED AT FAIR VALUE
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of March 31, 2014, and December 31, 2013. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of March 31, 2014, and December 31, 2013.

March 31, 2014	Level 1	Level 2	Level 3	Total
	(In thousands)
Total marketable securities	$—	$12,494	$—	$12,494

December 31, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Total marketable securities	$—	$11,568	$—	$11,568
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three months ended March 31, 2014.

NOTE 8.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of Inventories, net of reserves, are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Parts and raw materials	$73,241	$75,815
Work in process	6,984	3,507
Finished goods	29,431	30,449
Inventories, net of reserves	$109,656	$109,771

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Buildings and land	$1,792	$1,807
Machinery and equipment	44,196	41,451
Computer and communication equipment	23,187	23,117
Furniture and fixtures	3,842	4,028
Vehicles	367	367
Leasehold improvements	25,894	24,369
Construction in process	2,048	5,426
	101,326	100,565
Less: Accumulated depreciation	(68,285)	(65,677)
Property and equipment, net	$33,041	$34,888

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense, recorded in general and administrative expenses and cost of goods sold, is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Depreciation expense	$2,996	$3,073

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the three months ended March 31, 2014 (in thousands):

Gross carrying amount, beginning of period	$157,800
Additions (see Note 2)	14,632
Translation adjustments	602
Gross carrying amount, end of period	$173,034

NOTE 11.	INTANGIBLE ASSETS
Other intangible assets consisted of the following as of March 31, 2014 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$31,722	$516	$(15,502)	$16,736	7
Trademarks and other	21,726	643	(4,929)	17,440	7
Total amortizable intangibles	$53,448	$1,159	$(20,431)	$34,176
Other intangible assets consisted of the following as of December 31, 2013 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Impairment	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$50,368	$441	$(26,168)	$(14,712)	$9,929	4
Trademarks and other	18,515	514	(5,705)	(3,842)	9,482	7
Total amortizable intangibles	$68,883	$955	$(31,873)	$(18,554)	$19,411
Amortization expense relating to other intangible assets included in our income (loss) from continuing operations is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Amortization expense	$1,875	$2,213

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangibles for each of the five years 2014 (remaining) through 2018 and thereafter is as follows (in thousands):

Year Ending December 31,
2014 (remaining)	$5,172
2015	5,699
2016	4,464
2017	4,388
2018	2,906
Thereafter	11,547
$34,176

NOTE 12.	OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Other accrued expenses:
Current deferred tax liability	$4,532	$4,519
Accrued restructuring costs (See Note 13)	1,091	3,280
Current contingent consideration	1,444	933
Accrued sales and use tax	2,530	2,415
Other*	8,468	9,557
Total Other accrued expenses	$18,065	$20,704
*Other accrued expenses consists of items that are individually less than 5% of total current liabilities.

NOTE 13.	RESTRUCTURING COSTS
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
The following table summarizes our restructuring liabilities under the 2013 plan (in thousands):

	Balances at December 31, 2013	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at March 31, 2014
Severance and related costs	$2,078	$—	$(1,774)	$4	$308
Facility closure costs	571	—	(380)	1	192
Total restructuring liabilities	$2,649	$—	$(2,154)	$5	$500
In September 2011, we approved and committed to several initiatives over the following 16 months to realign our manufacturing and research and development activities in order to foster growth and enhance profitability. These initiatives are designed to align research and development activities with the location of our customers and reduce production costs. Under this plan, we reduced our global headcount, consolidated our facilities by terminating or exiting several leases, and recorded impairments for assets no longer in use due to the restructuring of our business. All activities under this restructuring plan were completed prior to December 31, 2012.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring liabilities under this plan (in thousands):

	Balances at December 31, 2013	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at March 31, 2014
Severance and related costs	$217	$—	$(11)	$—	$206
Facility closure costs	414	—	(29)	—	385
Total restructuring liabilities	$631	$—	$(40)	$—	$591

NOTE 14.	WARRANTIES
Provisions of our sales agreements include product warranties customary to these types of agreements, ranging from 18 months to 24 months following installation for Precision Power products and 5 years to 10 years following installation for Inverter products. Our provision for the estimated cost of warranties is recorded when revenue is recognized. The warranty provision is based on historical experience by product, configuration and geographic region.
We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balances at beginning of period	$22,067	$14,797
Increases to accruals related to sales during the period	1,568	2,001
Warranty expenditures	(2,985)	(3,059)
Balances at end of period	$20,650	$13,739

NOTE 15.	STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in Selling, general & administrative expenses based on the fair value of the awards issued. Stock-based compensation for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense	$1,764	$2,034
Stock Options
Stock option awards, other than awards under our 2012-2014 Long Term Incentive Plan ("LTI Plan"), are generally granted with an exercise price equal to the market price of our common stock at the date of grant, a four-year vesting schedule, and a term of 10 years.
Under the LTI Plan, we made grants of performance based options and awards during the first quarter of 2014, which will vest in one year based on the Company's achievement of return on net assets targets established by our Board of Directors at the beginning of each year. These awards are granted with an exercise price equal to the market price of our common stock at the date of grant and have a term of 10 years. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model utilizing an expected volatility of 53.3%, a risk-free rate of 1.7%, a dividend yield of zero, and an expected term of 5.4 years. The weighted-average grant date fair value of the options is $13.09 per share.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our time based stock option activity for the three months ended March 31, 2014 is as follows (in thousands):

Shares
Options outstanding at beginning of period	1,573
Options granted	—
Options exercised	(433)
Options forfeited	(47)
Options expired	(2)
Options outstanding at end of period	1,091
Changes in outstanding performance based stock options during the three months ended March 31, 2014 were as follows (in thousands):

Shares
Options outstanding at beginning of period	1,239
Options granted	42
Options exercised	(108)
Options forfeited	(179)
Options expired	—
Options outstanding at end of period	994
Restricted Stock Units
Restricted Stock Units ("RSU") are generally granted with a four-year vesting schedule.
A summary of our time-based unvested RSU activity for the three months ended March 31, 2014 is as follows (in thousands):

Shares
Balance at beginning of period	230
RSUs granted	26
RSUs vested	(18)
RSUs forfeited	(15)
Balance at end of period	223
Changes in the unvested performance based RSUs during the three months ended March 31, 2014 were as follows (in thousands):

Shares
Balance at beginning of period	1,344
RSUs granted	49
RSUs vested	—
RSUs settled in cash	(418)
RSUs forfeited	(476)
Balance at end of period	499
During the first quarter of 2014, Performance Stock Options (“PSOs”) and Performance Stock Units (“PSUs”) vested in accordance with performance targets for fiscal 2013. At that time, the Board of Directors authorized the settlement of the PSUs in cash at a value equal to the fair market value of the equity instrument on the vest date. Due to the settlement, $11.2 million was deducted from Additional paid-in capital and paid in cash in lieu of the issuance of shares. Our statement of cash flows represents this transaction as “Settlement of performance stock units.” All compensation expense related to these awards was recognized during the performance period ending December 31, 2013.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of tax, consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2013	$33,463	$(6)	$33,457
Current period other comprehensive income (loss)	(1,664)	2	(1,662)
Balances at March 31, 2014	$31,799	$(4)	$31,795

NOTE 17.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of March 31, 2014 is approximately $78.1 million. Our policy with respect to all purchase commitments, is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three months ended March 31, 2014.

NOTE 18.	RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2014 and 2013, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Three Months Ended March 31,
	2014	2013
Sales - related parties	$127	$31
Rent expense - related parties	435	475
Sales - Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three months ended March 31, 2014, we had sales to one customer as noted above and accounts receivable from one such customer that totaled $126,656 at March 31, 2014. During the three months ended March 31, 2013, we had sales to one customers as noted above and no aggregate accounts receivable from this customer at December 31, 2013.
Rent Expense - Related Parties
We lease our executive offices, research and development, and manufacturing facilities in Fort Collins, Colorado from a limited liability partnership in which Douglas Schatz, our Chairman of the Board and former Chief Executive Officer, holds an interest. The leases relating to these spaces expire during 2021 and obligate us to total annual payments of approximately $1.7 million, which includes facilities rent and common area maintenance costs.

NOTE 19.	SEGMENT INFORMATION
Precision Power Products offers power conversion products for direct current, pulsed DC mid-frequency, and radio frequency power supplies, matching networks, and RF instrumentation, as well as thermal instrumentation products. Our power conversion systems refine, modify, and control the raw electrical power from a utility and convert it into power that may be customized and is predictable and repeatable. Our thermal instrumentation products provide temperature measurement solutions

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for applications in which time-temperature cycles affect material properties, productivity, and yield. These products are used in rapid thermal processing, chemical vapor deposition, and other semiconductor and solar applications requiring non-contact temperature measurement. Our network of global service support centers offer repair services, conversions, upgrades, and refurbishments to companies using our products. Precision Power Products principally serves original equipment manufacturers ("OEMs") and end customers in the semiconductor, flat panel display, solar panel, and other capital equipment markets.
Our Inverters SBU offers both a transformer-based and a transformerless advanced grid-tied PV inverter solution primarily for commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high quality, reliable electrical power. Our Inverters SBU focuses on commercial and utility-scale solar projects and installations, selling primarily to distributors, engineering, procurement, and construction contractors, developers, and utility companies. Our Inverters revenue has seasonal variations. Installations of inverters are normally lowest during the first quarter as a result of typically poor weather and as a result, reduced installation scheduling by our customers.
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
Sales with respect to our operating segments is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Precision Power Products	$82,872	$61,777
Inverters	58,076	50,037
Total	$140,948	$111,814
Income (loss) from continuing operations before income taxes by operating segment is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Precision Power Products	$23,211	$7,511
Inverters	(6,298)	208
Total segment operating income	16,913	7,719
Other expense, net	(96)	(203)
Income from continuing operations before income taxes	$16,817	$7,516
Beginning in 2014, certain support functions such as human resources, information technology, accounting and finance, and legal, are now allocated to the business units based on corporate activities in each product area. This change was implemented in an effort to provide investors with a clearer understanding of the business unit's operating performance.
Segment assets consist of inventories, net and property and equipment, net. A summary of consolidated total assets by segment follows (in thousands):

	March 31, 2014	December 31, 2013
Precision Power Products	$42,341	$39,450
Inverters	98,156	104,227
Total segment assets	140,497	143,677
Unallocated corporate property and equipment	2,292	982
Unallocated corporate assets	523,419	508,318
Consolidated total assets	$666,208	$652,977
"Corporate" is a non-operating business segment with the main purpose of supporting operations. Unallocated corporate assets include accounts receivable, deferred income taxes, other current assets and intangible assets.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2014, we had three customers which individually accounted for 10% or more of our sales. Sales to Applied Materials, Inc., AMEC, and LAM Research were $27.0 million, $18.6 million, and $17.8 million or 19.2%, 13.2%, and 12.6%, respectively, of total sales for the three month period. During the three months ended March 31, 2013, we had two customers individually accounting for 10% or more of our sales. Sales to Applied Materials, Inc. were $18.7 million or 16.7% of total sales during the three month period and sales to Fluor Enterprises, Inc. were $13.5 million or 12.1% of total sales for the same period. Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar, flat panel display, and architectural glass applications. Our sales to AMEC include solar inverters. No other customer accounted for 10% or more of our sales during these periods.

NOTE 20.	CREDIT FACILITIES
In October 2012, we, along with two of our wholly-owned subsidiaries, AE Solar Energy, Inc. and Sekidenko, Inc., entered into a Credit Agreement, subsequently amended in November 2012 and August 2013, (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as agent for and on behalf of certain lenders (each a "Lender"), which provides for a new secured revolving credit facility of up to $50.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $50.0 million, although the amount of the Credit Facility may be increased by an additional $25.0 million up to a total of $75.0 million subject to receipt of lender commitments and other conditions. Borrowings under the Credit Facility are subject to a borrowing base based upon our domestic accounts receivable and inventory and are available for various corporate purposes, including general working capital, capital expenditures, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit which reduce availability under the Credit Agreement. The maturity date of the Credit Facility is October 12, 2017.
At our election, the loans comprising each borrowing will bear interest at a rate per annum equal to either: (a) a "base rate" plus between one-half (0.5%) and one (1.0%) full percentage point depending on the amount available for additional draws under the Credit Facility ("Base Rate Loan"); or (b) the LIBOR rate then in effect plus between one and one-half (1.5%) and two (2%) percentage points depending on the amount available for additional draws under the Credit Facility. The "base rate" for any Base Rate Loan will be the greatest of the federal funds rate plus one-half (0.5%) percentage point; the one-month LIBOR rate plus one (1.0%) percentage point; and Wells Fargo's "prime rate" then in effect. As of March 31, 2014, the rate in effect was 3.75%.
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
The Credit Agreement requires us to pay certain fees to the Lenders, including a $2,500 collateral management fee for each month that the Credit Facility is in place, and a fee based on the unused amount of the Credit Facility. During the three months ended March 31, 2014, we expensed $0.2 million in interest and fees related to unused line of credit fees and amortization of debt issuance costs. We did not borrow against the Credit Facility during the three months ended March 31, 2014.
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
Refusol, GmbH has an outstanding loan agreement with Commerzbank Aktiengesellschaft ("Commerzbank") for up to 8.0 million Euros ("Commerzbank Loan Agreement"). The agreement allows Refusol to borrow up to 8.0 million Euros through various types of instruments including an overdraft (revolving) facilities, money market (term) loans, surety loans, or guarantees. There is no maturity date. Borrowings under the revolving credit facility bear interest at 5.32%. Surety and guarantee loans bear interest at 1.5%. Money market loans are granted by separate agreement when requested and must meet certain Euro thresholds related to the value depending on the maturity date chosen. The Commerzbank Loan Agreement requires the payment of a credit commission of 0.5% of the total loan amount. The agreement contains a various covenants including a financial covenant requiring a specified level of equity. At March 31, 2014, $9.6 million was outstanding on this line of credit.
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
Upon expiration of this agreement, Refusol, GmbH entered into a new loan agreement with Bayerische Landesbank ("Bayern") under which it has the ability to borrow up to 4.0 million Euros as either bank overdrafts, term loans, guarantees, or letters of credit. The overdraft facility bears interest at 3.9%, guarantees bears a rate of 1.64% and interest on term loans is a fixed rate set for each term loan period based on money market rates. Loan commitment fees are 0.25%. The loan matures on July 31, 2014. At March 31, 2014 $5.5 million was outstanding on this line of credit.
Refusol, Inc., a wholly-owned subsidiary of Refusol, GmbH located in the United States, had a revolving line of credit with Wells Fargo with an aggregate principal amount of $1.5 million and a maturity date of July 1, 2013. Borrowings under the line of credit were secured by all of Refusol, Inc.'s accounts receivable, inventory, and property, plant, and equipment and a letter of credit issued under the Commerzbank Loan Agreement. The line of credit bore interest at either (a) a fluctuating rate per annum one quarter of one percent (0.25%) above the Prime Rate or (b) the LIBOR rate then in effect plus two percent (2.0%). Refusol, Inc. had the option to select the method of interest each month. A commitment fee of 0.125% was payable by Refusol, Inc. on the unused portion of the line of credit. The line of credit contained certain affirmative and negative covenants limiting Refusol, Inc.'s ability to borrow additional funds or guarantee the debt of others. This line of credit was paid down and cancelled on its maturity date of July 1, 2013.

NOTE 21.	SUBSEQUENT EVENT
On April 12, 2014, Advanced Energy acquired all outstanding common stock of HiTek Power Group ("HiTek"), a privately-held provider of high voltage power solutions. Based in the United Kingdom, HiTek offers a comprehensive portfolio of high voltage and custom built power conversion products ranging from 100V to 500kV designed to meet the demanding requirements of OEMs worldwide. These products target applications including semiconductor wafer processing and metrology, scientific instrumentation, mass spectrometry, industrial printing, and analytical x-ray systems for industrial and analytical applications. HiTek's unique product architecture, encapsulation technology and control algorithms combined with its deep knowledge of its customer-specific applications have made it a leading provider of critical, high-end, high voltage power solutions. We acquired HiTek to expand our product offerings in our Precision Power Products portfolio.
Under the terms of the Agreement, we paid £2.1 million in cash and assumed net liabilities of £4.5 million. In conjunction with the purchase of HiTek Power, HiTek entered into a funding arrangement for the underfunded portion of the pension liability. We provided a guarantee as it relates to HiTek's funding obligation into the HiTek Power Limited Pension Scheme. The preliminary base price is subject to a post-closing adjustment based on confirmation of the financial statements of HiTek effective as of the closing date.

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
For additional information regarding factors that may affect our actual financial condition, results of operations and accuracy of our forward-looking statements, see the information under the caption "Risk Factors" in Part II Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2013. We undertake no obligation to revise or update any forward-looking statements for any reason.
BUSINESS OVERVIEW
We design, manufacture, sell and support power conversion and control products that transform power into various usable forms. Our products enable manufacturing processes that use thin film and plasma enhanced chemical and physical processing for various products as well as grid-tied power conversion. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these markets. Our network of global service support centers provides local repair and field service capability in key regions.

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

•
Our power control modules, through the acquisition from AEG Power Solutions, provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, material and chemical processing.

•
Our thermal instrumentation products, used primarily in the semiconductor industry, provide temperature measurement and control solutions for applications in which time-temperature cycles affect productivity and yield. These products are used in rapid thermal processing, chemical vapor deposition, and other semiconductor and solar applications requiring non-contact temperature measurement.

•
Our grid-tied power conversion products offer advanced transformer-based or transformerless grid-tied PV solutions for commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high quality, reliable electrical power. These products are used for commercial and utility-scale solar projects and installations, and are sold primarily to distributors; engineering, procurement, and construction contractors; developers; and utility companies. These product revenues have seasonal variations. Installations of inverters are normally lowest during the first quarter of the year due to less favorable weather conditions and resultant reduced installation scheduling by our customers.

•	Our network of global service support centers offer repair services, upgrades and refurbishments to businesses that use our products.
On April 8, 2013, we acquired Refusol Holdings GmbH ("Refusol"), a privately held company based in Metzingen, Germany. The financial results discussed below include the financial results of Refusol for the three months ended March 31, 2014. Note 2. Business Acquisition & Disposition in Part I Item 1 of this Form 10-Q describes the acquisition of Refusol.
As also noted in Note 2. Business Acquisitions and Disposition in Part I Item 1 of this Form 10-Q, we acquired the assets of Power Control Modules ("PCM") on January 27, 2014. The financial results discussed below include the financial results of PCM for the period January 27, 2014 through March 31, 2014.

Our analysis presented below is organized to provide the information we believe will be helpful for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements in Part I, Item 1 of this report, including the notes thereto. Also included in the following analysis are measures that are not in accordance with U.S. GAAP. A reconciliation of the non-GAAP measures to U.S. GAAP is provided below.
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Sales	$140,948	$111,814
Gross profit	52,661	41,839
Operating expenses	35,748	34,120
Operating income	16,913	7,719
Other expenses, net	(96)	(203)
Income before income taxes	16,817	7,516
Provision for income taxes	2,102	690
Income net of income taxes	$14,715	$6,826
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2014	2013
Sales	100.0%	100.0%
Gross profit	37.4%	37.4%
Operating expenses	25.4%	30.5%
Operating income	12.0%	6.9%
Other expenses, net	(0.1)%	(0.2)%
Income before income taxes	11.9%	6.7%
Provision for income taxes	1.5%	0.6%
Income net of income taxes	10.4%	6.1%
SALES
The following tables summarize sales, and percentages of sales, by segment for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	% of Total Sales	2013	% of Total Sales	Increase/ (Decrease)	Percent Change
Precision Power Products:
Semiconductor capital equipment	$56,315	40.0%	$32,700	29.2%	$23,615	72.2%
Non-semiconductor capital equipment	14,780	10.5%	16,610	14.9%	(1,830)	(11.0)%
Global support	11,777	8.3%	12,467	11.1%	(690)	(5.5)%
Total Precision Power Products	82,872	58.8%	61,777	55.2%	21,095	34.1%
Inverters	58,076	41.2%	50,037	44.8%	8,039	16.1%
Total sales	$140,948	100.0%	$111,814	100.0%	$29,134	26.1%

Total Sales
Overall, our sales increased $29.1 million, or 26.1%, to $140.9 million for the three months ended March 31, 2014 from $111.8 million for the three months ended March 31, 2013. The majority of the increase was attributable to the continuation of the capital investment in the semiconductor market driven by advanced memory (V-NAND) and 20nm capacity build-outs in Asia, as well as the additions of the three-phase string inverter and PCM lines. These increases were partially offset by a decline in sales in the flat panel display markets.
Precision Power Products
Results for Precision Power Products for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Sales	$82,872	$61,777
Operating Income	23,211	7,511
Precision Power Products sales increased 34.1% to $82.9 million, or 58.8% of sales, for the three months ended March 31, 2014 versus $61.8 million, or 55.2% of sales, for the three months ended March 31, 2013.
In the three months ended March 31, 2014, sales in the Precision Power Products semiconductor market increased 72.2% to $56.3 million, or 40.0% of sales, from $32.7 million, or 29.2% of sales for the three months ended March 31, 2013. Market conditions remained strong across the semiconductor market as we continued to benefit from the completion of the investment cycle in Memory and leading 20nm capacity ramping by fab customers in Asia. We expect a slight pause in semiconductor investments as fab customers digest the last two quarters of heavy investment. The memory sector investment for the second half of the year remains unclear as some fab customers appear to be delaying the next phase of expansion. The potential delay is being driven by initial yield concerns and the current oversupply in the NAND memory market.
Sales in the non-semiconductor capital equipment markets decreased 11.0% to $14.8 million, or 10.5% of sales, for the three months ended March 31, 2014 compared to $16.6 million, or 14.9% of sales, for the three months ended March 31, 2013. The markets that comprise the Precision Power Products non-semiconductor capital equipment markets include solar panel, flat panel display, power control modules, data storage, architectural glass and other industrial manufacturing equipment markets. Our customers in these markets are primarily global OEMs. The data storage and industrial markets were the principle drivers of the increases in the non-semiconductor market. Repeat business into the industrial coating segment continued as OEM customers shipped systems into new markets, including Latin America. The flat panel market remained soft as demand in the touch panel area continued but at reduced levels. The glass and renewables markets declined slightly in the quarter as demand for glass coating systems and investment in solar panel production continues but at lower levels. Customer investments in these areas are expected to recover in the latter half of 2014.
Our global support revenue decreased to $11.8 million, or 8.3% of total sales, for the three months ended March 31, 2014, compared to $12.5 million, or 11.1% of sales, for the three months ended March 31, 2013. The fab equipment utilization rate continued at lower than expected levels and subsequently drove increased focus on fab expenditures within the quarter. It is expected that the utilization rate will start to recover and continue to increase throughout the balance of the year.
Operating income for Precision Power Products was $23.2 million for the three months ended March 31, 2014, an increase of $15.7 million from the same period of 2013. High sales volumes continued to drive improved manufacturing efficiencies and resulted in the increase in operating income.

Inverters
Results for our Inverters SBU for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Sales	$58,076	$50,037
Operating income (loss)	(6,298)	208
Inverters sales were $58.1 million, or 41.2% of sales, for the three months ended March 31, 2014 as compared to $50.0 million, or 44.8% of sales, for the three months ended March 31, 2013. The increase is primarily due to the addition of the three phase string inverter product line, which was not included in Q1 2013 sales. Market conditions remained challenging, a shift in product sales and Q1 seasonality due to severe weather delayed shipments in some markets led to lower than expected revenues. Public policy considerations also served to create market uncertainty. In Germany, a proposal to tax self-consumption of green energy could make investments in PV Solar unattractive for small to mid-size commercial customers. In the U.S., new petitions aimed at expanding the tariffs on the import of solar cells and panels manufactured in China to cells manufactured in Taiwan and elsewhere is disrupting the PV Solar market. The commercial market in the US is seeing a shift away from central inverters towards three phase string products. We expect continued ramp up of the three phase string product line and the 1 MW inverter, the AE 1000NX, over the next few quarters. Shipments of the other NX and TX central inverter products will decline over time.
Operating loss for Inverters was $6.3 million for the three months ended March 31, 2014 as compared to operating income of $0.2 million for the three months ended March 31, 2013. The decrease is due to a shift in product sales, seasonality and higher costs associated with the ramp up of the AE 1000NX.
Backlog
Our overall backlog was $127.5 million at March 31, 2014 as compared to $128.3 million at December 31, 2013. The decrease is primarily the result an increase in Precision Power Products backlog offset by a decrease in Inverters backlog.
GROSS PROFIT
Our gross profit was $52.7 million, or 37.4% of sales, for the three months ended March 31, 2014, as compared to $41.8 million, or 37.4% of sales for the three months ended March 31, 2013. The year-over-year increase in terms of absolute dollars was a result of higher sales in the Precision Power Products business unit as demand increased in all of the markets we serve. The slight increase in gross margin as a percentage of sales for the quarter-to-date period is due to the overall revenue mix shift between our Precision Power Products business, which yields a higher gross margin, and lower-margin Inverters sales.
OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the three and twelve months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014		2013
Research and development	$14,142	10.0%	$14,253	12.7%
Selling, general, and administrative	19,731	14.0%	17,654	15.8%
Amortization of intangible assets	1,875	1.3%	2,213	2.0%
Total operating expenses	$35,748	25.3%	$34,120	30.5%
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

Research and development expenses for the three months ended March 31, 2014 were $14.1 million, or 10.0% of sales, as compared to $14.3 million, or 12.7% of sales, for the three months ended March 31, 2013. Research and development costs remained relatively flat in the three months ended March 31, 2014 as compared to the same periods in 2013 as a result of our focus on maintaining costs.
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
Selling, general and administrative ("SG&A") expenses increased $2.1 million in the three months ended March 31, 2014 as compared to the same period in 2013. The increase is primarily due to the acquisitions of our three-phase string inverter and power control module product lines.
Amortization Expense
Amortization of intangible assets expense was $1.9 million for the three months ended March 31, 2014, compared to $2.2 million for the same period ending March 31, 2013. During the second and third quarters of 2013, we recorded an impairment of intangible assets which we had acquired from PV Powered in May 2010. Our initial estimate of the impairment was recorded in the second quarter with the final value determined during the third quarter. As a result of the acquisition of the three-phase string inverter product line, we assessed the overall Inverter product line for product optimization, resulting in an impairment to the technology purchased from PV Powered. This reduced amortization expense related to these products which was offset by increases in amortization expense related to the intangible assets acquired with Refusol and PCM.
Other Income (Expenses), net
Other income (expenses), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expenses), net was a $0.1 million loss for the three months ended March 31, 2014 as compared to a $0.2 million loss in the same period of 2013.
Provision for Income Taxes
We recorded an income tax provision from continuing operations for the three months ended March 31, 2014 of $2.1 million compared to expense of $0.7 million for the three months ended March 31, 2013, resulting in effective tax rates of 12.5% and 9.2%, respectively. Our tax rate is lower than the federal statutory rate primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates. In addition, during the three months ended March 31, 2013, we recognized net discrete tax benefits of $1.4 million primarily related to the reinstatement of the 2012 U.S. research and development tax credit.
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

The non-GAAP results presented below exclude the impact of stock-based compensation, amortization of intangible assets, and acquisition-related costs (in thousands):

	Three Months Ended March 31,
	2014	2013
Income, net of tax, as reported	$14,715	$6,826
Adjustments, net of tax:
Acquisition-related costs	228	993
Stock-based compensation	1,544	1,847
Amortization of intangible assets	1,642	2,010
Non-GAAP income, net of tax	$18,129	$11,676

Diluted weighted-average common shares outstanding	41,870	39,598
Non-GAAP Earnings Per Share	$0.43	$0.29
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
At March 31, 2014, we had $122.7 million in cash, cash equivalents, and marketable securities. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months. We may seek additional financing from time to time.
On October 12, 2012, we entered into an agreement with Wells Fargo Bank, National Association which provides for a secured revolving credit facility ("Credit Facility") of up to $50.0 million. As of March 31, 2014, we had $50.0 million of availability on our Wells Fargo Credit Facility. Borrowings under the Credit Facility are subject to a borrowing base based upon our accounts receivable and inventory and are available for various corporate purposes. The Credit Facility provides us further flexibility for execution of our strategic plans including acquisitions. With the acquisition of Refusol, we assumed the outstanding balances under their existing lines of credit. Refusol has two outstanding notes with various banks that provide up to 12.0 million Euros of borrowing. As of March 31, 2014 there was $15.1 million outstanding on these notes. For more information on these Credit Facilities see Note 20. Credit Facilities of our Consolidated Financial Statements.

CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing, activities is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$6,799	$461
Net cash provided by (used in) investing activities	(32,843)	11,675
Net cash provided by (used in) financing activities	(1,782)	11,128
EFFECT OF CURRENCY TRANSLATION ON CASH	(72)	(100)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,898)	23,164
CASH AND CASH EQUIVALENTS, beginning of period	138,125	146,564
CASH AND CASH EQUIVALENTS, end of period	$110,227	$169,728
2014 CASH FLOWS COMPARED TO 2013
Net cash provided by (used in) operating activities
Net cash provided by operating activities for the three months ended March 31, 2014 was $6.8 million, compared to $0.5 million for the same period ended March 31, 2013. The increase of $6.3 million in net cash flows from operating activities is primarily the result of higher net income and lower income taxes paid during the quarter.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2014 was $32.8 million, an increase of $44.5 million from the same period ended March 31, 2013. The increase in cash used is due to the cash payment of $30.3 million for the acquisition of the Power Control Module product line. Capital expenditures for the three months ended March 31, 2014 were up $0.2 million compared to the same period in 2013.
Net cash provided by (used in) financing activities
Net cash used by financing activities in the three months ended March 31, 2014 was $1.8 million, a $12.9 million change from the cash provided by financing activities of $11.1 million in the same period of 2013. This was primarily due to the settlement of performance stock units in cash of $11.2 million in the first quarter of 2014. Additionally, the exercise of stock options provided $7.4 million of cash in 2014 as compared to $12.1 million in 2013.
Effect of currency translation on cash
During the three months ended March 31, 2014, currency translation had a negligible impact on cash compared to a negative impact of $0.1 million in the same period of 2013. The functional currencies of our worldwide operations primarily include U.S. dollar ("USD"), Japanese Yen ("JPY"), Chinese Yuan ("CNY"), New Taiwan Dollar ("TWD"), South Korean Won ("KRW"), British Pound ("GBP"), Swiss Franc ("CHF"), Canadian Dollar ("CAD") , Euro ("EUR"), and Indian Rupee ("INR"). Our purchasing and sales activities are primarily denominated in USD, JPY, CNY, and EUR. The change in these key currency rates during the three months ended March 31, 2014 and 2013 are as follows:

		Three Months Ended March 31,
From	To	2014	2013
CNY	USD	(2.6)%	0.3%
EUR	USD	0.2%	(2.8)%
JPY	USD	2.0%	(7.9)%
KRW	USD	(0.8)%	(4.4)%
TWD	USD	(1.9)%	(2.8)%
GBP	USD	0.6%	(6.4)%
CAD	USD	(3.9)%	(2.5)%
CHF	USD	1.0%	(3.6)%
INR	USD	2.8%	1.0%

Off Balance Sheet Arrangements
We have no off-balance sheet arrangements or variable interest entities.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
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
As of March 31, 2014, our investments consisted primarily of certificates of deposit and institutional money markets, all with maturity of less than 2 years. As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by approximately $0.1 million.
We had $15.1 million of debt outstanding as of March 31, 2014 under various debt instruments, some with variable interest rates and principal payments. Assuming a full drawdown on all outstanding loan agreements subject to variable interest rates, and holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an annualized impact on pre-tax earnings and cash flows of approximately $0.5 million.
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
From time to time, we enter into foreign currency exchange rate contracts to hedge against changes in foreign currency exchange rates on assets and liabilities expected to be settled at a future date. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. We attempt to mitigate our market risk applicable to foreign currency exchange rate contracts by establishing and monitoring parameters that limit the types and degree of our derivative contract instruments. We enter into derivative contract instruments for risk management purposes only. We do not enter into or issue derivatives for trading or speculative purposes.
Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens. Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a change in one or more particular exchange rates.
See the "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2013.

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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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
There have been no material developments in legal proceedings in which we are involved during the quarter ended March 31, 2014. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.	RISK FACTORS
Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2013 describes some of the risks and uncertainties associated with our business. The risk factors set forth below update such disclosures. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties also may impact the accuracy of forward-looking statements included in this Form 10-Q and other reports we file with the Securities and Exchange Commission.
Recent unfair trade complaints filed against imports of solar cells from China and Taiwan could have significant negative effects on our business, financial condition or results of operations.
In October 2011, a coalition of several U.S. solar companies filed complaints with the U.S. Department of Commerce ("DOC") and International Trade Commission ("ITC") charging that Chinese solar cell manufacturers have engaged in, and benefited from, various unfair trade practices. A similar trade case may also be filed in Europe. In early 2012, duties were imposed on solar panels imported from China which have resulted in other trade-related conflicts Since some of our inverters are well-suited for use with crystalline silicon panel modules, the impact of these duties on the cost of solar panels could have a material adverse impact on our business, financial position or results of operations.
In February 2014, the ITC published preliminary findings related to Taiwanese solar cell manufacturing for Chinese solar module manufacturers. If additional tariffs are imposed or expanded geographically to include Taiwan, or other negotiated outcomes occur, the pricing of solar panels may increase for our customers so as to adversely affect solar project financial viability. If solar projects are canceled or delayed, this could have a material adverse impact on our business, financial position or results of operations.

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

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	May 9, 2014	/s/ Danny C. Herron
Danny C. Herron
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.