Form 10-Q
period 2014-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2014-08-07
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014
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

As of July 31, 2014 there were 39,934,085 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,549	$138,125
Marketable securities	12,633	11,568
Accounts receivable, net of allowances of $4,236 and $2,920, respectively	121,262	125,782
Inventories, net of reserves of $20,566 and $15,349, respectively	118,187	109,771
Deferred income tax assets	10,755	10,746
Income taxes receivable	4,760	10,027
Other current assets	13,084	10,950
Total current assets	398,230	416,969
Property and equipment, net	32,821	34,888
OTHER ASSETS:
Deposits and other	2,478	2,421
Goodwill	206,863	157,800
Other intangible assets, net	44,755	19,411
Deferred income tax assets	19,000	21,488
Total assets	$704,147	$652,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,210	$55,623
Income taxes payable	1,299	2,324
Accrued payroll and employee benefits	9,321	12,892
Accrued warranty expense	18,545	10,198
Other accrued expenses	25,542	20,704
Customer deposits	8,131	6,955
Notes payable	4,647	13,661
Total current liabilities	139,695	122,357
LONG-TERM LIABILITIES:
Deferred income tax liabilities	3,956	1,500
Uncertain tax positions	6,376	5,781
Accrued warranty expense	19,045	11,869
Long term deferred revenue	45,722	43,171
Other long-term liabilities	24,391	3,837
Total liabilities	239,185	188,515

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,888 and 40,503
issued and outstanding, respectively	40	41
Additional paid-in capital	228,350	251,550
Retained earnings	204,775	179,414
Accumulated other comprehensive income	31,797	33,457
Total stockholders’ equity	464,962	464,462
Total liabilities and stockholders’ equity	$704,147	$652,977
*    Amounts as of June 30, 2014 are unaudited.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
SALES	$146,285	$139,711	$287,233	$251,525
COST OF SALES	93,739	86,452	182,026	156,427
GROSS PROFIT	52,546	53,259	105,207	95,098
OPERATING EXPENSES:
Research and development	15,736	15,740	29,878	29,993
Selling, general and administrative	22,828	22,910	42,559	40,564
Amortization of intangible assets	2,226	1,975	4,101	4,188
Restructuring charges and asset impairment	244	24,206	244	24,206
Total operating expenses	41,034	64,831	76,782	98,951
OPERATING INCOME (LOSS)	11,512	(11,572)	28,425	(3,853)
OTHER INCOME (EXPENSE), NET	25	(330)	(71)	(533)
Income (loss) before income taxes	11,537	(11,902)	28,354	(4,386)
Provision (benefit) for income taxes	891	(2,120)	2,993	(1,430)
NET INCOME (LOSS)	$10,646	$(9,782)	$25,361	$(2,956)

Basic weighted-average common shares outstanding	40,540	39,453	40,677	39,114
Diluted weighted-average common shares outstanding	41,147	40,150	41,419	39,899

EARNINGS (LOSS) PER SHARE:
BASIC EARNINGS (LOSS) PER SHARE	$0.26	$(0.25)	$0.62	$(0.08)
DILUTED EARNINGS (LOSS) PER SHARE	$0.26	$(0.24)	$0.61	$(0.07)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$10,646	$(9,782)	$25,361	$(2,956)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3	(690)	(1,661)	(3,524)
Unrealized gains (losses) on marketable securities	(1)	—	1	(7)
Comprehensive income (loss)	$10,648	$(10,472)	$23,701	$(6,487)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,361	$(2,956)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,326	10,592
Stock-based compensation expense	3,259	5,204
Provision for deferred income taxes	2,481	4,117
Restructuring charges and asset impairment	—	24,206
Net gain on sale or disposal of assets	873	312
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	7,577	(39,601)
Inventories	(3,374)	(3,561)
Other current assets	3,189	66
Accounts payable	13,063	8,243
Other current liabilities and accrued expenses	(20,451)	(2,224)
Income taxes	4,769	(14,410)
Net cash provided by (used in) operating activities	47,073	(10,012)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(5,402)	(13,056)
Proceeds from sale of marketable securities	4,315	26,613
Purchases of property and equipment	(3,453)	(3,825)
Acquisitions, net of cash acquired	(26,938)	(77,211)
Net cash used in investing activities	(31,478)	(67,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit, net of repayments	(9,044)	1,555
Settlement of performance stock units	(11,198)	—
Purchase and retirement of common stock	(25,000)	—
Proceeds from exercise of stock options	8,920	16,937
Excess tax from stock-based compensation deduction	818	(678)
Other financing activities	(5)	(52)
Net cash provided by (used in) financing activities	(35,509)	17,762
EFFECT OF CURRENCY TRANSLATION ON CASH	(662)	227
DECREASE IN CASH AND CASH EQUIVALENTS	(20,576)	(59,502)
CASH AND CASH EQUIVALENTS, beginning of period	138,125	146,564
CASH AND CASH EQUIVALENTS, end of period	$117,549	$87,062
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$102	$26
Cash paid for income taxes	948	13,895
Cash received for refunds of income taxes	5,034	2,929
Cash held in banks outside the United States of America	53,531	30,739
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support power conversion and control products that transform power into various usable forms. Our products enable manufacturing processes that use thin film deposition for various products, such as semiconductor devices, flat panel displays, thin film renewables, and architectural glass. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these same markets. Our power control modules provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, material and chemical processing. Our solar inverter products support renewable power generation solutions primarily for commercial, and utility-scale solar projects and installations. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for photovoltaic ("PV") sites of all sizes.
We are organized into two strategic business units based on the products and services provided.

•
Precision Power Products strategic business unit ("Precision Power Products") offers products for direct current ("DC"), pulsed DC mid-frequency, high voltage, and radio frequency ("RF") power supplies, matching networks and RF instrumentation as well as thermal instrumentation and digital power controller products.

•
Inverters strategic business unit ("Inverters SBU") offers both a transformer-based or transformerless advanced grid-tied PV inverter solution for commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high quality, reliable electrical power.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2014, and the results of our operations and cash flows for the three and six months ended June 30, 2014 and 2013.
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
In May 2014, the FASB issued guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing reporting.

NOTE 2.	BUSINESS ACQUISITIONS
Acquisitions
Refusol Holding
On April 8, 2013, we acquired all the outstanding shares of Refusol Holding GmbH pursuant to a Sale and Purchase Agreement (the "Agreement") between AEI Holdings, GmbH (formerly Blitz S13-103, GmbH) ("AEI Holdings"), an indirect wholly-owned subsidiary of Advanced Energy Industries, Inc.; Jolaos Verwaltungs GmbH ("Jolaos") and Prettl Beteilgungs Holding GmbH. Refusol Holding GmbH ("Refusol Holding") owns all of the shares of Refusol GmbH and its subsidiaries (collectively and together with Refusol Holding, "Refusol"). Refusol develops, manufactures, distributes and services photovoltaic inverters. The acquisition of Refusol is intended to broaden our portfolio and extend our geographic distribution.
Consideration paid totaled approximately $87.2 million, consisting of a cash payment of $75.4 million, net of cash acquired and a working capital reduction and assumption of debt totaling $11.9 million. The agreement called for additional cash consideration if certain stretch financial targets were met by our Inverters business unit and Refusol, on a combined basis, at the end of the twelve (12) calendar months following April 1, 2013. These financial targets were not met.
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
The components of the fair value of the total consideration transferred for the Refusol acquisition are as follows (in thousands):

Cash paid to owners	$79,550
Debt assumed	11,873
Working capital adjustment	(2,340)
Cash acquired	(1,836)
Total fair value of consideration transferred	$87,247

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of April 8, 2013 (in thousands):

Accounts receivable	$8,868
Inventories	13,610
Other current assets	6,769
Property and equipment	4,708
Other long-term assets	130
Deferred tax assets	(3,156)
Current liabilities	(33,397)
Long-term liabilities	(41,646)
(44,114)
Amortizable intangible assets:
Trademarks	1,300
Technology	5,700
Customer relationships	3,500
Total amortizable intangible assets	10,500
Total identifiable net assets	(33,614)
Goodwill	120,861
Total fair value of consideration transferred	$87,247
A summary of the intangible assets acquired, amortization method and estimated useful lives as of April 8, 2013 follows (in thousands, except useful life):

	Amount	Amortization Method	Useful Life
Trademarks	$1,300	Straight-line	1.5
Technology	5,700	Straight-line	5
Customer relationships	3,500	Straight-line	5
	$10,500
During the six months ended June 30, 2014 we made purchase price accounting adjustments to Goodwill of $29.4 million, primarily consisting of adjustments to the opening balance of accrued warranty and other accrued expenses. Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill associated with the acquisition is the result of expected synergies and expansion of the technology into additional markets that we already serve.
Pro Forma Results for Refusol Acquisition
The following unaudited pro forma financial information presents the combined results of operations of Advanced Energy and Refusol as if the acquisition had occurred as of January 1, 2013. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2013. The unaudited pro forma financial information for the three and six months ended June 30, 2013 includes the historical results of Advanced Energy for the three and six months ended June 30, 2013 and the historical results of Refusol for the same period.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets and related tax effects. The unaudited pro forma results follow (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$146,285	$140,154	$287,233	$271,608
Net income (loss)	10,646	(10,414)	25,361	(7,662)
Earnings (loss) per share:
Basic	$0.26	$(0.26)	$0.62	$(0.20)
Diluted	$0.26	$(0.26)	$0.61	$(0.19)
Power Control Module
On January 27, 2014, we acquired the intellectual property related to AEG Power Solutions' Power Control Modules ("PCM"). PCM is comprised of the Thyro-Family of products and accessories and serves numerous power control applications in different industries ranging from materials thermal processing through chemical processing, glass manufacturing and numerous other general industrial power applications. This acquisition is expected to broaden our product offerings and will be added to our Precision Power Products SBU. We paid total consideration of $31.1 million including contingent consideration, of which $16.4 million is included in Intangibles, $14.6 million in Goodwill, and $0.1 million in Property, plant, and equipment. Included in Goodwill is $1.0 million of contingent consideration payable if certain milestone targets are met. Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill associated with the acquisition is the result of expected synergies and expansion of our product offerings into new markets. Advanced Energy is in the process of finalizing valuations of the intangibles associated with the acquisition.
HiTek Power Group
On April 12, 2014, Advanced Energy acquired all outstanding common stock of HiTek Power Group ("HiTek"), a privately-held provider of high voltage power solutions. Based in the United Kingdom, HiTek offers a comprehensive portfolio of high voltage and custom built power conversion products, ranging from 100V to 500kV, designed to meet the demanding requirements of OEMs worldwide. These products target applications including semiconductor wafer processing and metrology, scientific instrumentation, mass spectrometry, industrial printing, and analytical x-ray systems for industrial and analytical applications. HiTek's unique product architecture, encapsulation technology and control algorithms, combined with deep knowledge of its customer-specific applications, have made it a leading provider of critical, high-end, high voltage power solutions. We acquired HiTek to expand our product offerings in our Precision Power Products portfolio.
The components of the fair value of the total consideration transferred for the HiTek acquisition are as follows (in thousands):

Cash paid to owners	$3,525
Cash acquired	(6,889)
Total fair value of consideration received	$(3,364)

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of April 12, 2014 (in thousands):

Accounts receivable	$2,867
Inventories	4,980
Other current assets	415
Property and equipment	1,291
Current liabilities	(3,836)
Long-term liabilities	(22,725)
(17,008)
Amortizable intangible assets:
Tradename	336
Technology	4,029
Customer relationships	8,225
Total amortizable intangible assets	12,590
Total identifiable net assets	(4,418)
Goodwill	1,054
Total fair value of consideration received	$(3,364)
Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill associated with the acquisition is the result of expected synergies and expansion of the technology into additional markets that we already serve. Advanced Energy is in the process of finalizing the valuations of the accounts receivable, inventories, property, plant and equipment, intangibles, deferred taxes, and pension liability associated with the acquisition.

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) before income taxes	$11,537	$(11,902)	$28,354	$(4,386)
Provision (benefit) for income taxes	891	(2,120)	2,993	(1,430)
Effective tax rate	7.7%	17.8%	10.6%	32.6%
The effective tax rates for the three and six months ended June 30, 2014 differ from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates. The effective tax rate is also impacted by discrete items recorded in the period. The effective tax rate for the period does not reflect the benefit for the US research and development tax credit which expired December 31, 2013. For the three and six months ended June 30, 2013, the effective tax rate reflected benefits attributable to restructuring expenses and the January 2, 2013 reinstatement of the 2012 US research and development tax credit.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three and six months ended June 30, 2014 and 2013, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

treasury stock methods), if securities containing potentially dilutive common shares (e.g., stock options and restricted stock units) had been converted to common shares, and if such assumed conversion is dilutive.
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income (loss)	$10,646	$(9,782)	$25,361	$(2,956)

Basic weighted-average common shares outstanding	40,540	39,453	40,677	39,114
Assumed exercise of dilutive stock options and restricted stock units	607	697	742	785
Diluted weighted-average common shares outstanding	41,147	40,150	41,419	39,899
Net Income (loss):
Basic earnings (loss) per share	$0.26	$(0.25)	$0.62	$(0.08)
Diluted earnings (loss) per share	$0.26	$(0.24)	$0.61	$(0.07)
The following stock options were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	79	695	52	780
Stock Buyback
In May 2014, our Board of Directors authorized a program to repurchase up to $25.0 million of our stock over a twelve-month period. Under this program, during the three and six months ended June 30, 2014, we repurchased and retired 1.4 million shares of our common stock for a total of $25.0 million. As of June 30, 2014 we have completed the share repurchase program.
All shares repurchased were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
Our marketable securities consist entirely of certificates of deposit as follows (in thousands):

	June 30,		December 31,
	2014		2013
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$12,633	$12,633	$11,568	$11,568
The maturities of our marketable securities available for sale as of June 30, 2014 are as follows:

	Earliest		Latest
Certificates of deposit	7/29/2014	to	6/13/2016
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2014, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We attempt to mitigate these risks through the use of derivative financial instruments, primarily forward contracts. During the three and six months ended June 30, 2014 and 2013, we entered into foreign currency exchange forward contracts to attempt to mitigate the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they tend to offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one month periods. At June 30, 2014 we had outstanding Euro forward contracts. At December 31, 2013 we had outstanding Euro, Swiss Franc, and Canadian Dollar forward contracts.
The notional amount of foreign currency exchange contracts at June 30, 2014 and 2013 was $11.6 million and $39.0 million, and the difference between the fair value and the notional value of these contracts was not significant. During the three months ended June 30, 2014 and 2013, we recognized an insignificant loss and gain, respectively. For the six months ended June 30, 2014 and 2013, we recognized a loss of $1.4 million and a gain of $0.6 million, respectively, on our foreign currency exchange contracts. These losses were offset by corresponding gains on the related intercompany debt and both are included as a component of Other income (expense), net, in our Condensed Consolidated Statements of Operations.

NOTE 7.	ASSETS MEASURED AT FAIR VALUE
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of June 30, 2014, and December 31, 2013. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of June 30, 2014, and December 31, 2013.

June 30, 2014	Level 1	Level 2	Level 3	Total
	(In thousands)
Total marketable securities	$—	$12,633	$—	$12,633

December 31, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Total marketable securities	$—	$11,568	$—	$11,568
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three and six months ended June 30, 2014.

NOTE 8.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of Inventories, net of reserves, are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Parts and raw materials	$81,137	$75,815
Work in process	9,853	3,507
Finished goods	27,197	30,449
Inventories, net of reserves	$118,187	$109,771

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Buildings and land	$1,885	$1,807
Machinery and equipment	47,769	41,451
Computer and communication equipment	24,083	23,117
Furniture and fixtures	4,575	4,028
Vehicles	312	367
Leasehold improvements	27,537	24,369
Construction in process	1,525	5,426
	107,686	100,565
Less: Accumulated depreciation	(74,865)	(65,677)
Property and equipment, net	$32,821	$34,888
Depreciation expense, recorded in general and administrative expenses and cost of goods sold, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation expense	$3,229	$3,331	$6,225	$6,404

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the six months ended June 30, 2014 (in thousands):

Gross carrying amount, beginning of period	$157,800
Additions (see Note 2)	45,073
Translation adjustments	3,990
Gross carrying amount, end of period	$206,863

NOTE 11.	INTANGIBLE ASSETS
Other intangible assets consisted of the following as of June 30, 2014 (in thousands, except weighted-average useful life):

	Gross Carrying Amount (net of impairment)	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$33,508	$499	$(16,455)	$17,552	7
Trademarks and other	32,633	773	(6,203)	27,203	10
Total amortizable intangibles	$66,141	$1,272	$(22,658)	$44,755

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consisted of the following as of December 31, 2013 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Impairment	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$50,368	$441	$(26,168)	$(14,712)	$9,929	4
Trademarks and other	18,515	514	(5,705)	(3,842)	9,482	7
Total amortizable intangibles	$68,883	$955	$(31,873)	$(18,554)	$19,411
Amortization expense relating to other intangible assets included in our income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense	$2,226	$1,975	$4,101	$4,188
Amortization expense related to intangibles for each of the five years 2014 (remaining) through 2018 and thereafter is as follows (in thousands):

Year Ending December 31,
2014 (remaining)	$3,858
2015	6,960
2016	5,691
2017	5,509
2018	4,039
Thereafter	18,698
$44,755

NOTE 12.	OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Other accrued expenses:
Current deferred tax liability	$7,910	$4,519
Accrued restructuring costs (See Note 13)	1,079	3,280
Current contingent consideration	1,444	933
Accrued sales and use tax	3,476	2,415
Goods received not yet invoiced	1,308	—
Other*	10,325	9,557
Total Other accrued expenses	$25,542	$20,704
*Other accrued expenses consists of items that are individually less than 5% of total current liabilities.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	RESTRUCTURING COSTS
In April 2014, we committed to a restructuring plan to take advantage of additional cost savings opportunities in connection with our acquisitions and realignment to a single organizational structure based on product line. The plan calls for consolidating certain facilities and rebranding of products which will allow us to use our resources more efficiently. Over the next six months, we plan to incur additional charges of approximately $2.0 million. Accrued restructuring costs are included in Other accrued liabilities on our Condensed Consolidated Balance Sheet.
The following table summarizes the components of our restructuring costs incurred under the 2014 plan (in thousands):

Three and Six Months Ended June 30,
2014
Severance and related costs	$237
Facility closure costs	7
Total restructuring charges	$244
The following table summarizes our restructuring liabilities under the 2014 plan (in thousands):

	Balances at December 31, 2013	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at June 30, 2014
Severance and related costs	$—	$237	$(187)	$—	$50
Facility closure costs	—	7	—	—	7
Total restructuring liabilities	$—	$244	$(187)	$—	$57
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
The following table summarizes our restructuring liabilities under the 2013 plan (in thousands):

	Balances at December 31, 2013	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at June 30, 2014
Severance and related costs	$2,078	$—	$(1,815)	$4	$267
Facility closure costs	571	—	(379)	—	192
Total restructuring liabilities	$2,649	$—	$(2,194)	$4	$459
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring liabilities under this plan (in thousands):

	Balances at December 31, 2013	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at June 30, 2014
Severance and related costs	$217	$—	$(11)	$—	$206
Facility closure costs	414	—	(57)	—	357
Total restructuring liabilities	$631	$—	$(68)	$—	$563

NOTE 14.	WARRANTIES
Provisions of our sales agreements include product warranties customary to these types of agreements, ranging from 18 months to 24 months following installation for Precision Power products and 3 years to 10 years following installation for Inverter products. Our provision for the estimated cost of warranties is recorded when revenue is recognized. The warranty provision is based on historical experience by product, configuration and geographic region.
We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balances at beginning of period	$20,650	$13,739	$22,067	$14,797
Warranty liabilities acquired	19,684	10,678	19,684	10,678
Increases to accruals related to sales during the period	1,857	3,703	3,425	5,704
Warranty expenditures	(4,601)	(7,701)	(7,586)	(10,760)
Balances at end of period	$37,590	$20,419	$37,590	$20,419

NOTE 15.	PENSION LIABILITY
In connection with the HiTek acquisition discussed in Note 2. Business Acquisitions, we acquired the HiTek Power Limited Pension Scheme ("HPLPS"). The HPLPS has been closed to new participants and additional accruals since 2006. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. The net amount of the pension liability on our balance sheet as of June 30, 2014 was $20.4 million.
The components of the net periodic pension expense for the three and six months ended June 30, 2014 were as follows (in thousands):

Three and Six Months Ended June 30,
2014
Net periodic benefit expense:
Interest cost	$(181)
Expected return on plan assets	361
Net periodic benefit expense	$180

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in Selling, general & administrative expenses based on the fair value of the awards issued. Stock-based compensation for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense	$1,495	$3,170	$3,259	$5,204
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
A summary of our time based stock option activity for the six months ended June 30, 2014 is as follows (in thousands):

Shares
Options outstanding at beginning of period	1,573
Options granted	—
Options exercised	(493)
Options forfeited	(53)
Options expired	(3)
Options outstanding at end of period	1,024
Changes in outstanding performance based stock options during the six months ended June 30, 2014 were as follows (in thousands):

Shares
Options outstanding at beginning of period	1,239
Options granted	51
Options exercised	(159)
Options forfeited	(230)
Options expired	(1)
Options outstanding at end of period	900

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
Restricted Stock Units ("RSU") are generally granted with a four-year vesting schedule.
A summary of our time-based unvested RSU activity for the six months ended June 30, 2014 is as follows (in thousands):

Shares
Balance at beginning of period	230
RSUs granted	76
RSUs vested	(102)
RSUs forfeited	(20)
Balance at end of period	184
Changes in the unvested performance based RSUs during the six months ended June 30, 2014 were as follows (in thousands):

Shares
Balance at beginning of period	1,344
RSUs granted	59
RSUs vested	—
RSUs settled in cash	(418)
RSUs forfeited	(524)
Balance at end of period	461
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

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of tax, consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2013	$33,463	$(6)	$33,457
Current period other comprehensive income (loss)	(1,661)	1	(1,660)
Balances at June 30, 2014	$31,802	$(5)	$31,797

NOTE 18.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of June 30, 2014 is approximately $68.6 million. Our policy with respect to all purchase commitments, is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and six months ended June 30, 2014.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	RELATED PARTY TRANSACTIONS
During the three and six months ended June 30, 2014 and 2013, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales to related parties	$101	$584	$228	$615
Rent expense to related parties	472	468	907	943
Sales - Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three and six months ended June 30, 2014, we had sales to one customer as noted above and accounts receivable from one such customer that totaled $157,184 at June 30, 2014. During the three and six months ended June 30, 2013, we had sales to one customer as noted above and no aggregate accounts receivable from this customer at December 31, 2013.
Rent Expense - Related Parties
We lease our executive offices, research and development, and manufacturing facilities in Fort Collins, Colorado from a limited liability partnership in which Douglas Schatz, our former Chairman of the Board and former Chief Executive Officer, holds an interest. The leases relating to these spaces expire during 2021 and obligate us to total annual payments of approximately $1.8 million, which includes facilities rent and common area maintenance costs.

NOTE 20.	SEGMENT INFORMATION
Precision Power Products offers power conversion products for direct current, pulsed DC mid-frequency, high voltage, and radio frequency power supplies, matching networks, RF instrumentation, and Power Control Modules ("PCM") as well as thermal instrumentation products. Our power conversion systems refine, modify, and control the raw electrical power from a utility and convert it into power that may be customized and is predictable and repeatable. Our thermal instrumentation products provide temperature measurement solutions for applications in which time-temperature cycles affect material properties, productivity, and yield. These products are used in rapid thermal processing, chemical vapor deposition, and other semiconductor and solar applications requiring non-contact temperature measurement. Our network of global service support centers offer repair services, conversions, upgrades, and refurbishments to companies using our products. Precision Power Products principally serves original equipment manufacturers ("OEMs") and end customers in the semiconductor, flat panel display, solar panel, and other capital equipment and industrial markets.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales with respect to our operating segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Precision Power Products	$81,832	$71,702	$164,704	$133,479
Inverters	64,453	68,009	122,529	118,046
Total	$146,285	$139,711	$287,233	$251,525
Income (loss) before income taxes by operating segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Precision Power Products	$18,362	$14,406	$41,573	$21,917
Inverters	(6,606)	(1,772)	(12,904)	(1,564)
Total segment operating income	11,756	12,634	28,669	20,353
Restructuring charges	(244)	(24,206)	(244)	(24,206)
Other income (expense), net	25	(330)	(71)	(533)
Income (loss) before income taxes	$11,537	$(11,902)	$28,354	$(4,386)
Beginning in 2014, certain support functions such as human resources, information technology, accounting and finance, and legal, are now allocated to the business units based on corporate activities in each product area. This change was implemented in an effort to provide investors with a clearer understanding of the business unit's operating performance.
Segment assets consist of inventories, net and property and equipment, net. A summary of consolidated total assets by segment follows (in thousands):

	June 30, 2014	December 31, 2013
Precision Power Products	$50,492	$39,450
Inverters	99,428	104,227
Total segment assets	149,920	143,677
Unallocated corporate property and equipment	1,088	982
Unallocated corporate assets	553,139	508,318
Consolidated total assets	$704,147	$652,977
"Corporate" is a non-operating business segment with the main purpose of supporting operations. Unallocated corporate assets include accounts receivable, deferred income taxes, other current assets and intangible assets.
During the three months ended June 30, 2014, we had two customers which individually accounted for 10% or more of our sales. Sales to Applied Materials, Inc. and LAM Research were $21.2 million and $15.0 million or 14.5% and 10.3%, respectively, of total sales for the three month period. During the six months ended June 30, 2014, we had three customers which individually accounted for 10% or more of our sales. Sales to Applied Materials, Inc., LAM Research, and AMEC were $48.2 million, $32.8 million, and $31.9 million. During the three and six months ended June 30, 2013, we had one customer individually accounting for 10% or more of our sales. Sales to Applied Materials, Inc. were $22.9 million or 16.4% of total sales during the three month period and $41.6 million or 16.8% for the six month period. Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar, flat panel display, and architectural glass applications. Our sales to AMEC include solar inverters. No other customer accounted for 10% or more of our sales during these periods.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	CREDIT FACILITIES
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
At our election, the loans comprising each borrowing will bear interest at a rate per annum equal to either: (a) a "base rate" plus between one-half (0.5%) and one (1.0%) full percentage point depending on the amount available for additional draws under the Credit Facility ("Base Rate Loan"); or (b) the LIBOR rate then in effect plus between one and one-half (1.5%) and two (2%) percentage points depending on the amount available for additional draws under the Credit Facility. The "base rate" for any Base Rate Loan will be the greatest of the federal funds rate plus one-half (0.5%) percentage point; the one-month LIBOR rate plus one (1.0%) percentage point; and Wells Fargo's "prime rate" then in effect. As of June 30, 2014, the rate in effect was 3.75%.
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
The Credit Agreement requires us to pay certain fees to the Lenders, including a $2,500 collateral management fee for each month that the Credit Facility is in place, and a fee based on the unused amount of the Credit Facility. During the six months ended June 30, 2014 and 2013, we expensed $0.2 million and $0.2 million, respectively, in interest and fees related to unused line of credit fees and amortization of debt issuance costs. We did not borrow against the Credit Facility during the six months ended June 30, 2014.
Pursuant to a Guaranty and Security Agreement (the "GS Agreement"), borrowings under the Credit Facility are guaranteed by our wholly-owned subsidiaries Aera Corporation and AEI US Subsidiary, Inc., (collectively the " Guarantors"). Under the GS Agreement, we and the Guarantors granted the Lenders a security interest in certain, but not all, of our and the Guarantors' assets.
As part of the acquisition of Refusol described in Note 2. Business Acquisitions, we assumed the outstanding debt of Refusol as of the acquisition date. There were three outstanding loans with banks related to this debt, of which one was repaid and cancelled during the third quarter of 2013.
Refusol, GmbH had an outstanding loan agreement with Commerzbank Aktiengesellschaft ("Commerzbank") for up to 8.0 million Euros ("Commerzbank Loan Agreement"). The agreement allowed Refusol to borrow up to 8.0 million Euros through various types of instruments including an overdraft (revolving) facilities, money market (term) loans, surety loans, or guarantees. There was no maturity date. Borrowings under the revolving credit facility bore interest at 5.32%. Surety and guarantee loans bore interest at 1.5%. The Commerzbank Loan Agreement required the payment of a credit commission of 0.5% of the total loan amount. The agreement contains various covenants including a financial covenant requiring a specified level of equity. This line of credit was repaid and cancelled in the second quarter of 2014.
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
Upon expiration of this agreement, Refusol, GmbH entered into a new loan agreement with Bayerische Landesbank ("Bayern") under which it has the ability to borrow up to 4.0 million Euros (equal to $5.5 million on June 30, 2014) as either bank overdrafts, term loans, guarantees, or letters of credit. The overdraft facility bears interest at 3.9%, guarantees bears a rate of 1.64% and interest on term loans is a fixed rate set for each term loan period based on money market rates. Loan commitment fees are 0.25%. The loan matures on July 31, 2014. At June 30, 2014 $4.6 million was outstanding on this line of credit and the Company is in discussions with Bayern related to the possibility of renewing the loan agreement.
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

NOTE 22.	SUBSEQUENT EVENT
On August 4, 2014, Advanced Energy acquired UltraVolt, Inc., a privately-held provider of high voltage power solutions. Based in Ronkonkoma, New York, UltraVolt has a comprehensive portfolio of high voltage power supplies and modules ranging from benchtop and rack mount systems to microsize PCB-mount modules. Its standard DC-to-DC product line consists of over 1,500 models, which can be combined with accessories and options to create thousands of product configurations. Serving over 100 markets, UltraVolt’s fixed-frequency, high-voltage topology provides wide input and output operating ranges while retaining excellent stability and efficiencies. We acquired UltraVolt to expand our product offerings in our Precision Power Products portfolio.

Under the agreement, Advanced Energy has acquired UltraVolt for a purchase price of $30.2 million in cash. The preliminary base price is subject to a post-closing adjustment based on confirmation of the financial statements of UltraVolt effective as of the closing date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Statements
The following discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report that are not historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. The inclusion of words such as "anticipate," "expect," "estimate," "can," "may," "continue," "enables," "plan," "intend," "could," or "believe," as well as statements that events or circumstances "will" occur or continue, indicate forward-looking statements. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements.
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
BUSINESS OVERVIEW
We design, manufacture, sell and support power conversion and control products that transform power into various usable forms. Our products enable manufacturing processes that use thin film and plasma enhanced chemical and physical processing for various products, industrial thermal application for material and chemical processes, precision power for analytical instrumentation, as well as grid-tied power conversion. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these markets. Our network of global service support centers provides local repair and field service capability in key regions.

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

•
Our high voltage products through the acquisition of HiTek Power provide high voltage power supplies that are used in semiconductor applications such as ion implantation and scanning electron microscopy and for x-ray and mass spectroscopy applications as well as general electron gun sources for scientific and industrial applications.

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
On April 8, 2013, we acquired Refusol Holdings GmbH ("Refusol"), a privately held company based in Metzingen, Germany. The financial results discussed below include the financial results of Refusol for the period from April 8, 2013 to June 30,

2013 and the three and six months ended June 30, 2014. Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q describes the acquisition of Refusol.
As also noted in Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q, we acquired the assets of Power Control Modules ("PCM") on January 27, 2014. The financial results discussed below include the financial results of PCM for the period January 27, 2014 through June 30, 2014.
Additionally, on April 12, 2014, we acquired HiTek Power Group ("HiTek"), a privately held provider of high voltage power solutions, based in the United Kingdom. The financial results discussed below include the financial results of HiTek for the period April 12, 2014 through June 30, 2014. Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q describes the acquisition of HiTek.
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
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$146,285	$139,711	$287,233	$251,525
Gross profit	52,546	53,259	105,207	95,098
Operating expenses	41,034	64,831	76,782	98,951
Operating income (loss)	11,512	(11,572)	28,425	(3,853)
Other income (expenses), net	25	(330)	(71)	(533)
Income (loss) before income taxes	11,537	(11,902)	28,354	(4,386)
Provision (benefit) for income taxes	891	(2,120)	2,993	(1,430)
Income (loss) net of income taxes	$10,646	$(9,782)	$25,361	$(2,956)
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.9	38.1	36.6	37.8
Operating expenses	28.1	46.4	26.7	39.3
Operating income (loss)	7.8	(8.3)	9.9	(1.5)
Other income (expenses), net	—	(0.2)	—	(0.2)
Income (loss) before income taxes	7.9	(8.5)	9.9	(1.7)
Provision (benefit) for income taxes	0.6	(1.5)	1.0	(0.6)
Income (loss) net of income taxes	7.3%	(7.0)%	8.9%	(1.1)%

SALES
The following tables summarize sales, and percentages of sales, by segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	% of Total Sales	2013	% of Total Sales	Increase/ (Decrease)	Percent Change
Precision Power Products:
Semiconductor capital equipment	$49,261	33.7%	$41,067	29.4%	$8,194	20.0%
Non-semiconductor capital equipment	20,911	14.3	18,494	13.2	2,417	13.1
Global support	11,660	7.9	12,141	8.7	(481)	(4.0)
Total Precision Power Products	81,832	55.9	71,702	51.3	10,130	14.1
Inverters	64,453	44.1	68,009	48.7	(3,556)	(5.2)
Total sales	$146,285	100.0%	$139,711	100.0%	$6,574	4.7%

	Six Months Ended June 30,
	2014	% of Total Sales	2013	% of Total Sales	Increase/ (Decrease)	Percent Change
Precision Power Products:
Semiconductor capital equipment	$105,576	36.7%	$73,767	29.3%	$31,809	43.1%
Non-semiconductor capital equipment	35,691	12.4	35,104	14.0	587	1.7
Global support	23,437	8.2	24,608	9.8	(1,171)	(4.8)
Total Precision Power Products	164,704	57.3	133,479	53.1	31,225	23.4
Inverters	122,529	42.7	118,046	46.9	4,483	3.8
Total sales	$287,233	100.0%	$251,525	100.0%	$35,708	14.2%
Total Sales
Overall, our sales increased $6.6 million, or 4.7%, to $146.3 million for the three months ended June 30, 2014 from $139.7 million for the three months ended June 30, 2013. The increase in the quarter was primarily due to the acquisitions of the PCM and HiTek product lines.
For the six months ended June 30, 2014, sales increased $35.7 million, or 14.2%, to $287.2 million from $251.5 million for the six months ended June 30, 2013. The majority of the increase was attributable to the continuation of the capital investment in the semiconductor market driven by advanced memory (V-NAND) and 20nm capacity build-outs in Asia, as well as the additions of the three-phase string inverter, PCM and HiTek product lines. These increases were partially offset by a decline in sales in the flat panel display markets.
Precision Power Products
Results for Precision Power Products for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$81,832	$71,702	$164,704	$133,479
Operating income	18,362	14,406	41,573	21,917
Precision Power Products sales increased 14.1% to $81.8 million, or 55.9% of sales, for the three months ended June 30, 2014 versus $71.7 million, or 51.3% of sales, for the three months ended June 30, 2013. While semiconductor sales slowed slightly in the second quarter as expected, this was offset by the addition of the HiTek power line as well as an increase in industrial sales, driven by the addition of the HiTek and PCM product lines.
In the three months ended June 30, 2014, sales in the Precision Power Products semiconductor market increased 20.0% to $49.3 million, or 33.7% of sales, from $41.1 million, or 29.4% of sales for the three months ended June 30, 2013. Market conditions remained strong across the semiconductor market as we continued to benefit from the completion of the investment cycle in Memory and leading 20nm capacity ramping by fab customers in Asia. We expect a slight pause in semiconductor investments as fab customers digest the last two quarters of heavy investment. The memory sector investment for the second half of the year remains unclear as some fab customers appear to be delaying the next phase of expansion. The potential delay is being driven by initial yield concerns and the current oversupply in the NAND memory market.
Sales in the non-semiconductor capital equipment markets increased 13.1% to $20.9 million, or 14.3% of sales, for the three months ended June 30, 2014 compared to $18.5 million, or 13.2% of sales, for the three months ended June 30, 2013. The markets that comprise the Precision Power Products non-semiconductor capital equipment markets include solar panel, flat panel display, power control modules, data storage, architectural glass and other industrial manufacturing equipment markets. Our customers in these markets are primarily global OEMs. Our hard-coating and high voltage power product lines were key focus areas for the quarter and we saw the automotive market continue strong growth in the US and Asia.
Our global support revenue decreased to $11.7 million, or 7.9% of total sales, for the three months ended June 30, 2014, compared to $12.1 million, or 8.7% of sales, for the three months ended June 30, 2013. Lower utilization rates on coating products in Europe have resulted in a decline in repair returns.
Operating income for Precision Power Products was $18.4 million for the three months ended June 30, 2014, an increase of $4.0 million from the same period of 2013. High sales volumes continued to drive improved manufacturing efficiencies and resulted in the increase in operating income.
Inverters
Results for our Inverters SBU for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$64,453	$68,009	$122,529	$118,046
Operating loss	(6,606)	(1,772)	(12,904)	(1,564)
Inverters sales were $64.5 million, or 44.1% of sales, for the three months ended June 30, 2014 as compared to $68.0 million, or 48.7% of sales, for the three months ended June 30, 2013. Challenging market conditions continued into the second quarter of 2014 with the US commercial market experiencing a shift away from central inverters. In addition, the unfavorable decision expanding tariffs on the import of solar cells and panels manufactured in China to cells manufactured in Taiwan and elsewhere resulted in project delays. Germany and Southern and Eastern European markets were impacted by project financing challenges and the uncertainty of a pending proposal to tax self-consumption of green energy. This has resulted in softness in those markets as small to mid-size customers weigh their willingness to invest in solar energy. Public policy considerations continue to disrupt the solar energy market. The decline in central inverters has been stabilized by strong momentum in the US three-phase string product line markets. We will continue our global ramp up of the three-phase string product line as we believe the momentum of the three-phase string products will accelerate, while a steady decline in the central inverters is projected into future quarters.
Operating loss for Inverters was $6.6 million for the three months ended June 30, 2014 as compared to operating loss of $1.8 million for the three months ended June 30, 2013. Lower sales volume, higher costs associated with the 3TL product line ramp up and shift in product line sales mix contributed to the increased operating loss.
Backlog
Our overall backlog was $93.6 million at June 30, 2014 as compared to $128.3 million at December 31, 2013. The decrease is primarily the result of a decrease in Inverters backlog.
GROSS PROFIT
Our gross profit was $52.5 million, or 35.9% of sales, for the three months ended June 30, 2014, as compared to $53.3 million, or 38.1% of sales for the three months ended June 30, 2013. The year-over-year decrease in absolute dollars was a result of a shift in product mix to lower margin products as well as the addition of the HiTek product line.

OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Research and development	$15,736	10.8%	$15,740	11.3%	$29,878	10.4%	$29,993	11.9%
Selling, general, and administrative	22,828	15.6	22,910	16.4	42,559	14.8%	40,564	16.1
Amortization of intangible assets	2,226	1.5	1,975	1.4	4,101	1.4%	4,188	1.7
Restructuring charges and asset impairment	244	0.2	$24,206	17.3	244	0.1%	24,206	9.6
Total operating expenses	$41,034	28.1%	$64,831	46.4%	$76,782	26.7%	$98,951	39.3%
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
Research and development expenses for the three months ended June 30, 2014 were $15.7 million, or 10.8% of sales, as compared to $15.7 million, or 11.3% of sales, for the three months ended June 30, 2013. Research and development costs remained relatively flat in the three and six months ended June 30, 2014 as compared to the same periods in 2013 as a result of our focus on reducing costs.
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
Selling, general and administrative ("SG&A") expenses remained relatively flat in the three months ended June 30, 2014 as compared to the same period in 2013. SG&A costs increased significantly in the six months ended June 30, 2014 as compared to the same period in 2013 due to the acquisitions of both the HiTek and PCM product lines.
Amortization Expense
Amortization of intangible assets expense was $2.2 million for the three months ended June 30, 2014, compared to $2.0 million for the same period ending June 30, 2013. During the second and third quarters of 2013, we recorded an impairment of intangible assets related to our acquisition of PV Powered in May 2010. Our initial estimate of the impairment was recorded in the second quarter with the final value determined during the third quarter. As a result of the acquisition of the three-phase string inverter product line, we assessed the overall Inverter product line for product optimization, resulting in an impairment to the technology purchased from PV Powered. This reduced amortization expense related to these products which was offset by increases in amortization expense related to the intangible assets acquired in the Refusol, PCM, and HiTek acquisitions.
Restructuring Charges
In April 2014, we committed to a restructuring plan to take advantage of additional cost savings opportunities in connection with our acquisitions and realignment to a single organizational structure based on product line. The plan calls for consolidating certain facilities and rebranding of products which will allow us to use our resources more efficiently. Over the next six months, we plan to incur additional charges of approximately $2.0 million.

Other Income (Expenses), net
Other income (expenses), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expenses), net was negligible for the three and six months ended June 30, 2014 as compared to $0.3 million and $0.5 million losses in the same periods of 2013. The change is primarily due to the flux in foreign exchange rates.
Provision (Benefit) for Income Taxes
We recorded an income tax provision from continuing operations for the three months ended June 30, 2014 of $0.9 million compared to benefit of $2.1 million for the three months ended June 30, 2013, resulting in effective tax rates of 7.7% and 17.8%, respectively. Our tax rate is lower than the federal statutory rate primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates. The effective tax rate for the period does not reflect the benefit for the US research and development tax credit which expired December 31, 2013. For the three and six months ended June 30, 2013, the effective tax rate reflected benefits attributable to the restructuring expenses and the January 2, 2013 reinstatement of the 2012 US research and development tax credit.
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
The non-GAAP results presented below exclude the impact of stock-based compensation, amortization of intangible assets, and acquisition-related costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income, net of tax, as reported	$10,646	$(9,782)	$25,361	$(2,956)
Adjustments, net of tax:
Restructuring charges	225	19,579	225	19,579
Acquisition-related costs	434	—	662	993
Stock-based compensation	1,380	2,524	2,924	4,371
Amortization of intangible assets	2,052	1,573	3,694	3,583
Nonrecurring executive severance	800	—	800	—
Non-GAAP income, net of tax	$15,537	$13,894	$33,666	$25,570

Diluted weighted-average common shares outstanding	41,147	40,150	41,419	39,899
Non-GAAP Earnings Per Share	$0.38	$0.35	$0.81	$0.64
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
At June 30, 2014, we had $130.2 million in cash, cash equivalents, and marketable securities. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months. We may seek additional financing from time to time.
On October 12, 2012, we entered into an agreement with Wells Fargo Bank, National Association which provides for a secured revolving credit facility ("Credit Facility") of up to $50.0 million. As of June 30, 2014, we had $50.0 million of availability on our Wells Fargo Credit Facility. Borrowings under the Credit Facility are subject to a borrowing base based upon our accounts receivable and inventory and are available for various corporate purposes. The Credit Facility provides us further flexibility for execution of our strategic plans including acquisitions. Refusol initially had two outstanding notes with various banks that provided up to 12.0 million Euros of borrowing, which we assumed in the acquisition. During the quarter ended June 30, 2014 one of these revolving lines was repaid and cancelled. As of June 30, 2014 there was $4.6 million outstanding on the remaining note. For more information on these Credit Facilities see Note 20. Credit Facilities of our Consolidated Financial Statements.
CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$47,073	$(10,012)
Net cash used in investing activities	(31,478)	(67,479)
Net cash provided by (used in) financing activities	(35,509)	17,762
EFFECT OF CURRENCY TRANSLATION ON CASH	(662)	227
DECREASE IN CASH AND CASH EQUIVALENTS	(20,576)	(59,502)
CASH AND CASH EQUIVALENTS, beginning of period	138,125	146,564
CASH AND CASH EQUIVALENTS, end of period	$117,549	$87,062
2014 CASH FLOWS COMPARED TO 2013
Net cash provided by (used in) operating activities
Net cash provided by operating activities for the six months ended June 30, 2014 was $47.1 million, compared to net cash used in operating activities of $10.0 million for the same period ended June 30, 2013. The increase of $57.1 million in net cash flows from operating activities is primarily the result of higher net income and lower income taxes paid during the quarter.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2014 was $31.5 million, a decrease of $36.0 million from the same period ended June 30, 2013. The decrease in cash used is due to the cash payment of $77.2 million for the acquisition of the Refusol in 2013, compared to the $30.3 million cash payment for the acquisition of PCM in 2014. Capital expenditures for the six months ended June 30, 2014 were $0.4 million lower compared to the same period in 2013.
Net cash provided by (used in) financing activities
Net cash used by financing activities in the six months ended June 30, 2014 was $35.5 million, a $53.3 million change from the cash provided by financing activities of $17.8 million in the same period of 2013. This was primarily due to the settlement of performance stock units in cash of $11.2 million in the first quarter of 2014, coupled with the completion of the $25 million stock buyback program. Additionally, the exercise of stock options provided $8.9 million of cash in 2014 as compared to $16.9 million in 2013. Furthermore, the paydown of the Commerzbank note utilized $11.6 million in cash in 2014.
Effect of currency translation on cash
During the six months ended June 30, 2014, currency translation had a negative $0.7 million impact on cash compared to a positive impact of $0.2 million in the same period of 2013. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely impacted. Given recent acquisitions in Europe, our exposure to fluctuations in the value of the Euro and Pound Sterling is becoming more significant. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the six months ended June 30, 2014 and 2013 are as follows:

		Six Months Ended June 30,
From	To	2014	2013
CAD	USD	(0.4)%	(5.7)%
CHF	USD	0.7	(3.1)
CNY	USD	(2.4)	1.1
EUR	USD	(0.4)	(1.4)
GBP	USD	3.3	(6.4)
INR	USD	3.0	(7.7)
JPY	USD	3.9	(12.5)
KRW	USD	4.3	(6.9)
TWD	USD	0.1	(3.6)
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
As of June 30, 2014, our investments consisted primarily of certificates of deposit and institutional money markets, all with maturity of less than 2 years. As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by approximately $0.1 million.
We had $4.6 million of debt outstanding as of June 30, 2014 under one debt instrument with variable interest rates and principal payments. Assuming a full drawdown on all of our outstanding loan agreements subject to variable interest rates, and holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an annualized impact on pre-tax earnings and cash flows of approximately $0.5 million.
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
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 ("Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Garry Rogerson, Chief Executive Officer) and Principal Financial Officer (Danny C. Herron, Executive Vice President & Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, except as discussed below, that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our policy is to implement effective internal controls for all acquisitions within one year of the acquisition date consistent with the rest of the organization. Refusol was acquired in April 2013. During the second quarter and third quarter prior to the filing of Form 10-Q for the period ended June 30, 2014, the Company completed its efforts to ensure the existence of controls primarily related to cash disbursements, segregation of duties, computer access controls, and computer change controls.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in disputes and legal actions arising in the normal course of our business.
There have been no material developments in legal proceedings in which we are involved during the quarter ended June 30, 2014. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Recent unfair trade complaints filed against imports of solar cells from China and Taiwan will have significant negative effects on our business, financial condition or results of operations.
In October 2011, a coalition of several U.S. solar companies filed complaints with the U.S. Department of Commerce ("DOC") and International Trade Commission ("ITC") charging that Chinese solar cell manufacturers have engaged in, and benefited from, various unfair trade practices. A similar trade case may also be filed in Europe. In early 2012, duties were imposed on solar panels imported from China which have resulted in other trade-related conflicts.  Since some of our inverters are well-suited for use with crystalline silicon panel modules, the impact of these duties on the cost of solar panels would have a material adverse impact on our business, financial position or results of operations.
In June 2014, the DOC imposed additional anti-dumping duties that now include Taiwanese solar cell manufacturing for Chinese solar module manufacturers.  As a result of this action, the pricing of solar panels has increased for our customers in a manner that adversely affects solar project financial viability. As a result of this U.S. government action, solar projects are being delayed and could be cancelled. The imposition of these additional and expanded duties will have a material adverse impact on our business, financial position and results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
In May 2014, our Board of Directors authorized a program to repurchase up to $25.0 million of our stock over a twelve-month period. Under this program, during the three and six months ended June 30, 2014, we repurchased and retired approximately 1.4 million shares of our common stock for a total of $25.0 million. Share repurchases during the three months ended June 30, 2014 are as follows (in thousands except for average price per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
May 1, 2014 to May 31, 2014	1,376	$18.17	1,376	—
June 1, 2014 to June 30, 2014	—	$—	—	—
Total	1,376	$18.17	1,376
As of June 30, 2014 we have completed the share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	August 7, 2014	/s/ Danny C. Herron
Danny C. Herron
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.