Form 10-Q
period 2014-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2014-11-06
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014
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

As of October 31, 2014 there were 40,096,484 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Balance Sheets *
(In thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,041	$138,125
Marketable securities	2,725	11,568
Accounts receivable, net of allowances of $3,566 and $2,920, respectively	112,785	125,782
Inventories, net of reserves of $25,514 and $15,349, respectively	118,875	109,771
Deferred income tax assets	10,738	10,746
Income taxes receivable	13,378	10,027
Other current assets	11,740	10,950
Total current assets	373,282	416,969
Property and equipment, net	31,089	34,888
OTHER ASSETS:
Deposits and other	3,025	2,421
Goodwill	217,764	157,800
Other intangible assets, net	50,570	19,411
Deferred income tax assets	21,660	21,488
Total assets	$697,390	$652,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,178	$55,623
Income taxes payable	113	2,324
Accrued payroll and employee benefits	9,343	12,892
Accrued warranty expense	17,356	10,198
Other accrued expenses	27,814	20,704
Customer deposits	9,646	6,955
Notes payable	—	13,661
Total current liabilities	126,450	122,357
LONG-TERM LIABILITIES:
Deferred income tax liabilities	11,735	1,500
Uncertain tax positions	7,351	5,781
Accrued warranty expense	16,893	11,869
Long term deferred revenue	46,128	43,171
Other long-term liabilities	22,772	3,837
Total liabilities	231,329	188,515

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 40,084 and 40,503
issued and outstanding, respectively	40	41
Additional paid-in capital	231,515	251,550
Retained earnings	217,077	179,414
Accumulated other comprehensive income	17,429	33,457
Total stockholders’ equity	466,061	464,462
Total liabilities and stockholders’ equity	$697,390	$652,977
*    Amounts as of September 30, 2014 are unaudited.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
SALES	$143,147	$142,899	$430,380	$394,424
COST OF SALES	95,204	86,688	277,230	243,115
GROSS PROFIT	47,943	56,211	153,150	151,309
OPERATING EXPENSES:
Research and development	15,074	15,105	44,952	45,098
Selling, general and administrative	20,223	22,138	62,782	62,702
Amortization of intangible assets	2,238	626	6,339	4,814
Restructuring charges and asset impairment	1,183	19,884	1,427	44,090
Total operating expenses	38,718	57,753	115,500	156,704
OPERATING INCOME (LOSS)	9,225	(1,542)	37,650	(5,395)
OTHER (EXPENSE) INCOME, NET	(618)	164	(689)	(369)
Income (loss) before income taxes	8,607	(1,378)	36,961	(5,764)
Benefit for income taxes	(3,695)	(2,065)	(702)	(3,495)
NET INCOME (LOSS)	$12,302	$687	$37,663	$(2,269)

Basic weighted-average common shares outstanding	39,998	39,878	40,450	39,365
Diluted weighted-average common shares outstanding	40,470	40,577	41,102	40,150

EARNINGS (LOSS) PER SHARE:
BASIC EARNINGS (LOSS) PER SHARE	$0.31	$0.02	$0.93	$(0.06)
DILUTED EARNINGS (LOSS) PER SHARE	$0.30	$0.02	$0.92	$(0.06)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$12,302	$687	$37,663	$(2,269)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(14,373)	5,376	(16,034)	1,851
Unrealized gains (losses) on marketable securities	5	(5)	6	(12)
Comprehensive income (loss)	$(2,066)	$6,058	$21,635	$(430)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,663	$(2,269)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,713	14,487
Stock-based compensation expense	4,747	9,310
Provision for deferred income taxes	(521)	(13)
Restructuring charges and asset impairment	—	44,090
Net gain on sale or disposal of assets	1,107	421
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	16,538	(35,711)
Inventories	(3,112)	(23,453)
Other current assets	6,015	(727)
Accounts payable	(128)	8,356
Other current liabilities and accrued expenses	(17,444)	(5,665)
Income taxes	(3,258)	(13,472)
Net cash provided by (used in) operating activities	57,320	(4,646)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(5,591)	(16,137)
Proceeds from sale of marketable securities	14,398	29,493
Purchases of property and equipment	(4,817)	(6,589)
Acquisitions, net of cash acquired	(57,138)	(75,374)
Net cash used in investing activities	(53,148)	(68,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit, net of repayments	(13,691)	(916)
Settlement of performance stock units	(11,198)	—
Purchase and retirement of common stock	(25,000)	—
Proceeds from exercise of stock options	10,273	20,026
Excess tax from stock-based compensation deduction	1,143	(604)
Other financing activities	35	(69)
Net cash provided by (used in) financing activities	(38,438)	18,437
EFFECT OF CURRENCY TRANSLATION ON CASH	(818)	701
DECREASE IN CASH AND CASH EQUIVALENTS	(35,084)	(54,115)
CASH AND CASH EQUIVALENTS, beginning of period	138,125	146,564
CASH AND CASH EQUIVALENTS, end of period	$103,041	$92,449
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$170	$70
Cash paid for income taxes	5,763	14,888
Cash received for refunds of income taxes	5,136	2,945
Cash held in banks outside the United States of America	56,115	29,068
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support power conversion and control products that transform power into various usable forms. Our products enable manufacturing processes that use thin film for various products, such as semiconductor devices, flat panel displays, thin film renewables, architectural glass, optical coating and consumer products decorative and functional coating. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these same markets. Our power control modules provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, material and chemical processing. Our high voltage power supplies and modules are used in application such as semiconductor ion implantation, scanning electron microscopy ("SEM"), chemical analysis such as mass spectrometry and various applications using X-ray technology and electron guns for both analytical and processing applications. Our solar inverter products support renewable power generation solutions primarily for commercial, and utility-scale solar projects and installations. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments and used equipment to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for photovoltaic ("PV") sites of all sizes.
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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2014, and the results of our operations and cash flows for the three and nine months ended September 30, 2014 and 2013.
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
	$10,500
During the first two quarters of 2014, we finalized the purchase price accounting of Refusol and made adjustments to Goodwill of $29.4 million, primarily consisting of adjustments to the opening balance of accrued warranty and other accrued expenses. Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill associated with the acquisition is the result of expected synergies and expansion of the technology into additional markets that we already serve.
Pro Forma Results for Refusol Acquisition
The following unaudited pro forma financial information presents the combined results of operations of Advanced Energy and Refusol as if the acquisition had occurred as of January 1, 2013. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2013. The unaudited pro forma financial information for the three and nine months ended September 30, 2013 includes the historical results of Advanced Energy for the three and nine months ended September 30, 2013 and the historical results of Refusol for the same period.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets and related tax effects. The unaudited pro forma results follow (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$143,147	$142,899	$430,380	$414,507
Net income (loss)	12,302	687	37,663	(6,975)
Earnings (loss) per share:
Basic	0.31	0.02	0.93	(0.18)
Diluted	0.30	0.02	0.92	(0.17)
Power Control Module
On January 27, 2014, we acquired the intellectual property related to AEG Power Solutions' Power Control Modules ("PCM"). PCM is comprised of the Thyro-Family of products and accessories and serves numerous power control applications in different industries ranging from materials thermal processing through chemical processing, glass manufacturing and numerous other general industrial power applications. This acquisition is expected to broaden our product offerings and will be added to our Precision Power Products SBU. We paid total consideration of $31.1 million including contingent consideration, of which $15.0 million is included in Intangibles, $16.1 million in Goodwill, and $0.1 million in Property, plant, and equipment. Included in Goodwill is $1.0 million of contingent consideration payable if certain milestone targets are met. Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill associated with the acquisition is the result of expected synergies and expansion of our product offerings into new markets. Advanced Energy is in the process of finalizing valuations of the intangibles associated with the acquisition.
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
The components of the fair value of the total consideration transferred for the HiTek acquisition are as follows (in thousands):

Cash paid to owners	$3,525
Cash acquired	(6,889)
Total fair value of consideration received	$(3,364)

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of April 12, 2014 (in thousands):

Accounts receivable	$2,867
Inventories	4,980
Other current assets	415
Property and equipment	1,291
Current liabilities	(3,836)
Deferred taxes on intangible values	(4,658)
Long-term liabilities	(22,725)
Total tangible assets, net	(21,666)

Amortizable intangible assets:
Tradename	336
Technology	4,029
Customer relationships	8,225
Total amortizable intangible assets	12,590
Total identifiable net assets	(9,076)
Goodwill	5,712
Total fair value of consideration received	$(3,364)
A summary of the intangible assets acquired, amortization method and estimated useful lives as of April 12, 2014 follows (in thousands, except useful life):

	Amount	Amortization Method	Useful Life
Technology	$4,029	Straight-line	10
Tradename	336	Straight-line	2.5
Customer relationships	8,225	Straight-line	15
	$12,590
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
UltraVolt, Inc.
On August 4, 2014, Advanced Energy acquired all outstanding common stock of UltraVolt, Inc. ("UltraVolt"), a privately-held provider of high voltage power solutions. Based in Ronkonkoma, New York, UltraVolt offers a comprehensive portfolio of high voltage power supplies and modules ranging from benchtop and rack mount systems to microsize printed circuit board mount modules. Its standard DC-to-DC product line consists of over 1,500 models, which can be combined with accessories and options to create thousands of product configurations. Serving over 100 markets, UltraVolt's fixed-frequency, high-voltage topology provides wide input and output operating ranges while retaining excellent stability and efficiencies. We acquired UltraVolt to expand our high voltage product offerings in our Precision Power Products portfolio.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the fair value of the total consideration transferred for the UltraVolt acquisition are as follows (in thousands):

Purchase price	$30,200
Net working capital adjustment	631
Total fair value of consideration transferred	$30,831
The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of August 4, 2014 (in thousands):

Cash	$758
Accounts receivable	1,694
Inventories	2,599
Other current assets	201
Property and equipment	424
Long-term assets	868
Deferred taxes on intangible values	(4,033)
Current liabilities	(1,053)
Total tangible assets, net	1,458

Amortizable intangible assets:
Technology	2,100
Tradename	200
Customer relationships	8,600
Total amortizable intangible assets	10,900
Total identifiable net assets	12,358
Goodwill	18,473
Total fair value of consideration transferred	$30,831
A summary of the intangible assets acquired, amortization method and estimated useful lives as of August 4, 2014 follows (in thousands, except useful life):

	Amount	Amortization Method	Useful Life
Technology	$2,100	Straight-line	10
Tradename	200	Straight-line	2.5
Customer relationships	8,600	Straight-line	12
	$10,900
The goodwill associated with the acquisition is the result of expected synergies and expansion of the technology into additional markets that we already serve. Advanced Energy is in the process of finalizing the valuations of the accounts receivable, inventories, property, plant and equipment, intangibles, deferred taxes, and current liabilities associated with the acquisition.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) before income taxes	$8,607	$(1,378)	$36,961	$(5,764)
Provision (benefit) for income taxes	(3,695)	(2,065)	(702)	(3,495)
Effective tax rate	(42.9)%	149.9%	(1.9)%	60.6%
The effective tax rates for the three and nine months ended September 30, 2014 differ from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, and the recognition of discrete tax benefits including the expiration of the statute of limitations and the reversal of certain tax provisions. The effective tax rate for the period does not reflect the benefit for the US research and development tax credit which expired December 31, 2013.
The effective tax rates for the three and nine months ended September 30, 2013, differ from the federal statutory rate of 35% primarily due to the benefit of earning in foreign jurisdictions which are subject to lower rates, the benefit of restructuring expenses, the recognition of discrete tax benefits including the expiration of the statute of limitations and the reversal of certain tax provisions, and the benefit of the January 2, 2013 reinstatement of the 2012 US research and development tax credit.

As of September 30, 2014, and December 31, 2013, the total amount of gross unrecognized tax benefits were $6.2 million and $5.5 million respectively, all of which, if recognized, would impact the effective tax rate. The Company believes that approximately $1.4 million of the existing unrecognized tax benefits may be recognized within the next twelve months as a result of the expiration of the statute of limitations.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three and nine months ended September 30, 2014 and 2013, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income (loss)	$12,302	$687	$37,663	$(2,269)

Basic weighted-average common shares outstanding	39,998	39,878	40,450	39,365
Assumed exercise of dilutive stock options and restricted stock units	472	699	652	785
Diluted weighted-average common shares outstanding	40,470	40,577	41,102	40,150
Net Income (loss):
Basic earnings (loss) per share	$0.31	$0.02	$0.93	$(0.06)
Diluted earnings (loss) per share	$0.30	$0.02	$0.92	$(0.06)

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following stock options were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	91	382	77	609
Stock Buyback
In May 2014, our Board of Directors authorized a program to repurchase up to $25.0 million of our stock over a twelve-month period. Under this program, during the nine months ended September 30, 2014, we repurchased and retired 1.4 million shares of our common stock for a total of $25.0 million. We completed the share repurchase program in the second quarter of 2014.
All shares repurchased were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
Our marketable securities consist entirely of certificates of deposit as follows (in thousands):

	September 30,		December 31,
	2014		2013
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$2,725	$2,725	$11,568	$11,568
The maturities of our marketable securities available for sale as of September 30, 2014 are as follows:

	Earliest		Latest
Certificates of deposit	10/8/2014	to	12/10/2014
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next twelve months.
As of September 30, 2014, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We attempt to mitigate these risks through the use of derivative financial instruments, primarily forward contracts. During the three and nine months ended September 30, 2014 and 2013, we entered into foreign currency exchange forward contracts to attempt to mitigate the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they tend to offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one month periods. At September 30, 2014 we had outstanding Euro forward contracts. At December 31, 2013 we had outstanding Euro, Swiss Franc, and Canadian Dollar forward contracts.
The notional amount of foreign currency exchange contracts at September 30, 2014 and 2013 was $10.7 million and $36.0 million, and the difference between the fair value and the notional value of these contracts was not significant. During the three months ended September 30, 2014 and 2013, we recognized a gain of $0.9 million and a loss of $1.3 million, respectively. For the nine months ended September 30, 2014 and 2013, we recognized a loss of $0.5 million and a loss of $0.6 million, respectively, on our foreign currency exchange contracts. These losses and gains were offset by corresponding gains and losses, respectively,

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the related intercompany debt and both are included as a component of Other income (expense), net, in our Condensed Consolidated Statements of Operations.

NOTE 7.	ASSETS MEASURED AT FAIR VALUE
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of September 30, 2014, and December 31, 2013. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of September 30, 2014, and December 31, 2013.

September 30, 2014	Level 1	Level 2	Level 3	Total
	(In thousands)
Total marketable securities	$—	$2,725	$—	$2,725

December 31, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Total marketable securities	$—	$11,568	$—	$11,568
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three and nine months ended September 30, 2014.

NOTE 8.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of Inventories, net of reserves, are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Parts and raw materials	$81,859	$75,815
Work in process	10,094	3,507
Finished goods	26,922	30,449
Inventories, net of reserves	$118,875	$109,771

During the third quarter we recorded inventory lower of cost or market valuations totaling $3.5 million related to end of life inverter product lines. The inventory impairments are reflected as a component of Cost of goods sold on our Condensed Consolidated Statements of Operations.

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Buildings and land	$1,809	$1,807
Machinery and equipment	48,726	41,451
Computer and communication equipment	23,913	23,117
Furniture and fixtures	3,941	4,028
Vehicles	335	367
Leasehold improvements	27,633	24,369
Construction in process	1,613	5,426
	107,970	100,565
Less: Accumulated depreciation	(76,881)	(65,677)
Property and equipment, net	$31,089	$34,888

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense, recorded in general and administrative expenses and cost of goods sold, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation expense	$3,149	$3,269	$9,374	$9,673

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the nine months ended September 30, 2014 (in thousands):

Gross carrying amount, beginning of period	$157,800
Additions (see Note 2)	69,654
Translation adjustments	(9,690)
Gross carrying amount, end of period	$217,764

NOTE 11.	INTANGIBLE ASSETS
Other intangible assets consisted of the following as of September 30, 2014 (in thousands, except weighted-average useful life):

	Gross Carrying Amount (net of impairment)	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$35,608	$(597)	$(17,417)	$17,594	8
Trademarks and other	41,433	(994)	(7,463)	32,976	13
Total amortizable intangibles	$77,041	$(1,591)	$(24,880)	$50,570
Other intangible assets consisted of the following as of December 31, 2013 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Impairment	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$50,368	$441	$(26,168)	$(14,712)	$9,929	4
Trademarks and other	18,515	514	(5,705)	(3,842)	9,482	7
Total amortizable intangibles	$68,883	$955	$(31,873)	$(18,554)	$19,411
Amortization expense relating to other intangible assets included in our income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$2,238	$626	$6,339	$4,814

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangibles for each of the five years 2014 (remaining) through 2018 and thereafter is as follows (in thousands):

Year Ending December 31,
2014 (remaining)	$2,000
2015	7,642
2016	6,377
2017	6,133
2018	4,779
Thereafter	23,639
$50,570
NOTE 12.OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Other accrued expenses:
Current deferred tax liability	$10,776	$4,519
Accrued restructuring costs (See Note 13)	725	3,280
Current contingent consideration	1,389	933
Accrued sales and use tax	2,677	2,415
Other*	12,247	9,557
Total Other accrued expenses	$27,814	$20,704
*Other accrued expenses consists of items that are individually less than 5% of total current liabilities.
NOTE 13.RESTRUCTURING COSTS
In April 2014, we committed to a restructuring plan to take advantage of additional cost savings opportunities in connection with our acquisitions and realignment to a single organizational structure based on product line. The plan calls for consolidating certain facilities and rebranding of products which will allow us to use our resources more efficiently. Over the next three months, we plan to incur additional charges of approximately $0.4 million. Accrued restructuring costs are included in Other accrued expenses on our Condensed Consolidated Balance Sheet.
During the period, we recorded net restructuring expense of $1.2 million. This was comprised of $1.6 million related to the current period activity offset by $0.4 million related to the expiration of obligations associated with prior restructuring plans. The following table summarizes the components of our restructuring costs incurred under the 2014 plan (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Severance and related costs	$659	$896
Facility closure costs	524	531
Total restructuring charges	$1,183	$1,427

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring liabilities under the 2014 plan (in thousands):

	Balances at December 31, 2013	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at September 30, 2014
Severance and related costs	$—	$1,284	$(1,190)	$(10)	$84
Facility closure costs	—	531	(388)	(3)	140
Total restructuring liabilities	$—	$1,815	$(1,578)	$(13)	$224
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
The following table summarizes our restructuring liabilities under the 2013 plan (in thousands):

	Balances at December 31, 2013	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at September 30, 2014
Severance and related costs	$2,078	$(182)	$(1,853)	$(7)	$36
Facility closure costs	571	—	(425)	(5)	141
Total restructuring liabilities	$2,649	$(182)	$(2,278)	$(12)	$177
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
The following table summarizes our restructuring liabilities under this plan (in thousands):

	Balances at December 31, 2013	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at September 30, 2014
Severance and related costs	$217	$(206)	$(11)	$—	$—
Facility closure costs	414	—	(90)	—	324
Total restructuring liabilities	$631	$(206)	$(101)	$—	$324

NOTE 14.	WARRANTIES
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balances at beginning of period	$37,590	$20,419	$22,067	$14,797
Warranty liabilities acquired	26	—	19,710	10,678
Increases to accruals related to sales during the period	4,184	2,404	7,609	8,108
Warranty expenditures	(7,551)	(4,687)	(15,137)	(15,447)
Balances at end of period	$34,249	$18,136	$34,249	$18,136
As of September 30, 2014 $17.4 million is recorded in Current liabilities and $16.9 million is recorded in Long-term liabilities in our Condensed Consolidated Balance Sheet.

NOTE 15.	PENSION LIABILITY
In connection with the HiTek acquisition discussed in Note 2. Business Acquisitions, we acquired the HiTek Power Limited Pension Scheme ("HPLPS"). The HPLPS has been closed to new participants and additional accruals since 2006. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. The net amount of the pension liability on our balance sheet as of September 30, 2014 was $19.4 million.
The components of the net periodic pension expense for the three and nine months ended September 30, 2014 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Net periodic benefit expense:
Expected return on plan assets	$(181)	$(362)
Interest cost	361	722
Net periodic benefit expense	$180	$360

NOTE 16.	STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in Cost of sales, Research and development, and Selling, general & administrative expenses based on the fair value of the awards issued. Stock-based compensation for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense	$1,488	$4,106	$4,747	$9,310
Stock Options
Stock option awards, other than awards under our 2012-2014 Long Term Incentive Plan ("LTI Plan"), are generally granted with an exercise price equal to the market price of our common stock at the date of grant, a four-year vesting schedule, and a term of 10 years.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
A summary of our time based stock option activity for the nine months ended September 30, 2014 is as follows (in thousands):

Shares
Options outstanding at beginning of period	1,573
Options granted	—
Options exercised	(656)
Options forfeited	(70)
Options expired	(3)
Options outstanding at end of period	844
Changes in outstanding performance based stock options during the nine months ended September 30, 2014 were as follows (in thousands):

Shares
Options outstanding at beginning of period	1,239
Options granted	51
Options exercised	(169)
Options forfeited	(342)
Options expired	(1)
Options outstanding at end of period	778
Restricted Stock Units
Restricted Stock Units ("RSU") are generally granted with a four-year vesting schedule.
A summary of our time-based unvested RSU activity for the nine months ended September 30, 2014 is as follows (in thousands):

Shares
Balance at beginning of period	230
RSUs granted	76
RSUs vested	(139)
RSUs forfeited	(31)
Balance at end of period	136
Changes in the unvested performance based RSUs during the nine months ended September 30, 2014 were as follows (in thousands):

Shares
Balance at beginning of period	1,344
RSUs granted	59
RSUs vested	—
RSUs settled in cash	(418)
RSUs forfeited	(524)
Balance at end of period	461

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

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of tax, consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2013	$33,463	$(6)	$33,457
Current period other comprehensive income (loss)	(16,034)	6	(16,028)
Balances at September 30, 2014	$17,429	$—	$17,429

NOTE 18.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of September 30, 2014 is approximately $56.7 million. Our policy with respect to all purchase commitments, is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and nine months ended September 30, 2014.

NOTE 19.	RELATED PARTY TRANSACTIONS
During the three and nine months ended September 30, 2014 and 2013, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales to related parties	$26	$20	$253	$635
Rent expense to related parties	472	465	1,378	1,407
Sales - Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three and nine months ended September 30, 2014 and December 31, 2013, we had sales to one customer as noted above and no aggregate accounts receivable from this customer.
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
Sales with respect to our operating segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Precision Power Products	$91,192	$75,409	$255,896	$208,888
Inverters	51,955	67,490	174,484	185,536
Total	$143,147	$142,899	$430,380	$394,424
Income (loss) before income taxes by operating segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Precision Power Products	$22,882	$18,150	$64,455	$40,067
Inverters	(12,474)	192	(25,378)	(1,372)
Total segment operating income	10,408	18,342	39,077	38,695
Restructuring charges	(1,183)	(19,884)	(1,427)	(44,090)
Other income (expense), net	(618)	164	(689)	(369)
Income (loss) before income taxes	$8,607	$(1,378)	$36,961	$(5,764)
Beginning in 2014, certain support functions such as human resources, information technology, accounting and finance, and legal, are now allocated to the business units based on corporate activities in each product area. This change was implemented in an effort to provide investors with a clearer understanding of the business unit's operating performance.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment assets consist of inventories, net and property and equipment, net. A summary of consolidated total assets by segment follows (in thousands):

	September 30, 2014	December 31, 2013
Precision Power Products	$57,648	$39,450
Inverters	89,880	104,227
Total segment assets	147,528	143,677
Unallocated corporate property and equipment	2,438	982
Unallocated corporate assets	547,424	508,318
Consolidated total assets	$697,390	$652,977
"Corporate" is a non-operating business segment with the main purpose of supporting operations. Unallocated corporate assets include accounts receivable, deferred income taxes, other current assets and intangible assets.
During the three months ended September 30, 2014, we had two customers which individually accounted for 10% or more of our sales. Sales to Applied Materials, Inc. and LAM Research were $28.2 million and $20.9 million or 19.7% and 14.6%, respectively, of total sales for the three month period. During the nine months ended September 30, 2014, we had two customers which individually accounted for 10% or more of our sales. Sales to Applied Materials, Inc. and LAM Research were $76.4 million or 17.8% and $53.7 million or 12.5%. During the three and nine months ended September 30, 2013, we had one customer individually accounting for 10% or more of our sales. Sales to Applied Materials, Inc. were $23.5 million or 16.4% of total sales during the three month period and $65.0 million or 16.5% for the nine month period. Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar, flat panel display, and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.

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
At our election, the loans comprising each borrowing will bear interest at a rate per annum equal to either: (a) a "base rate" plus between one-half (0.5%) and one (1.0%) full percentage point depending on the amount available for additional draws under the Credit Facility ("Base Rate Loan"); or (b) the LIBOR rate then in effect plus between one and one-half (1.5%) and two (2%) percentage points depending on the amount available for additional draws under the Credit Facility. The "base rate" for any Base Rate Loan will be the greatest of the federal funds rate plus one-half (0.5%) percentage point; the one-month LIBOR rate plus one (1.0%) percentage point; and Wells Fargo's "prime rate" then in effect. As of September 30, 2014, the rate in effect was 3.75%.
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
The Credit Agreement requires us to pay certain fees to the Lenders, including a $2,500 collateral management fee for each month that the Credit Facility is in place, and a fee based on the unused amount of the Credit Facility. During the nine months ended September 30, 2014 and 2013, we expensed $0.3 million and $0.2 million, respectively, in interest and fees related to unused line of credit fees and amortization of debt issuance costs. We did not borrow against the Credit Facility during the nine months ended September 30, 2014.
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
Refusol, GmbH had an outstanding loan agreement with Commerzbank Aktiengesellschaft ("Commerzbank") for up to 8.0 million Euros ("Commerzbank Loan Agreement"). The agreement allowed Refusol to borrow up to 8.0 million Euros through various types of instruments including an overdraft (revolving) facilities, money market (term) loans, surety loans, or guarantees. There was no maturity date. Borrowings under the revolving credit facility bore interest at 5.32%. Surety and guarantee loans bore interest at 1.5%. The Commerzbank Loan Agreement required the payment of a credit commission of 0.5% of the total loan amount. The agreement contained various covenants including a financial covenant requiring a specified level of equity. This line of credit was repaid and cancelled in the second quarter of 2014.
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
Upon expiration of this agreement, Refusol, GmbH entered into a new loan agreement with Bayerische Landesbank ("Bayern") under which it had the ability to borrow up to 4.0 million Euros (equal to $5.5 million on September 30, 2014) as either bank overdrafts, term loans, guarantees, or letters of credit. The overdraft facility bore interest at 3.9%, guarantees bore a rate of 1.64% and interest on term loans was a fixed rate set for each term loan period based on money market rates. Loan commitment fees were 0.25%. This line of credit was repaid and cancelled in the third quarter of 2014.
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
BUSINESS OVERVIEW
We design, manufacture, sell and support power conversion and control products that transform power into various usable forms. Our products enable manufacturing processes that use thin film and plasma enhanced chemical and physical processing for various products, industrial electro-thermal applications for material and chemical processes, precision power for analytical instrumentation, as well as grid-tied power conversion. We also supply thermal instrumentation products for advanced temperature control in these markets. Our network of global service support centers provides local repair and field service capability in key regions.

•
Our power conversion products refine, modify and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our power conversion products are primarily used in processing equipment that is used by semiconductor, solar panel and similar thin-film manufacturers including flat panel display, data storage, hard and optical coating, and architectural glass manufacturers.

•
Our power control modules, through the acquisition of this product line from AEG Power Solutions, provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, and material and chemical processing.

•
Our high voltage products, through the acquisition of HiTek Power and UltraVolt provide high voltage power supplies that are used in diverse applications including semiconductor ion implantation and scanning electron microscopy, medical equipment, instrumentation applications such as x-ray and mass spectroscopy, as well as general electron gun sources for scientific and industrial applications.

•
Our thermal instrumentation products, used primarily in the semiconductor industry, provide temperature measurement and control solutions for applications in which time-temperature cycles affect productivity and yield. These products are used in rapid thermal processing, chemical vapor deposition, and other semiconductor and solar applications requiring non-contact temperature measurement.

•
Our grid-tied power conversion inverter products offer advanced transformer-based or transformerless grid-tied PV solutions for commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high quality, reliable electrical power. These products are used for commercial and utility-scale solar projects and installations, and are sold primarily to distributors; engineering, procurement, and construction (EPC) contractors; developers; and utility companies. These product revenues have seasonal variations. Installations of inverters are normally lowest during the first quarter of the year due to less favorable weather conditions and resultant reduced installation scheduling by our customers.

•	Our network of global service support centers offer repair services, upgrades and refurbishments and used equipment to businesses that use our products.
On April 8, 2013, we acquired Refusol Holdings GmbH ("Refusol"), a privately held company based in Metzingen, Germany. The financial results discussed below include the financial results of Refusol for the period from April 8, 2013 to

September 30, 2013 and the three and nine months ended September 30, 2014. Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q describes the acquisition of Refusol.
As also noted in Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q, we acquired the assets of Power Control Modules ("PCM") on January 27, 2014. The financial results discussed below include the financial results of PCM for the period January 27, 2014 through September 30, 2014.
Additionally, on April 12, 2014, we acquired HiTek Power Group ("HiTek"), a privately held provider of high voltage power solutions, based in the United Kingdom. The financial results discussed below include the financial results of HiTek for the period April 12, 2014 through September 30, 2014. Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q describes the acquisition of HiTek.
Furthermore, on August 4, 2014, we acquired UltraVolt, Inc., a privately held provider of high voltage power solutions, based in Ronkonkoma, New York. The financial results discussed below include the financial results of UltraVolt for the period August 4, 2014 through September 30, 2014. Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q describes the acquisition of UltraVolt.
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
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$143,147	$142,899	$430,380	$394,424
Gross profit	47,943	56,211	153,150	151,309
Operating expenses	38,718	57,753	115,500	156,704
Operating income (loss)	9,225	(1,542)	37,650	(5,395)
Other income (expenses), net	(618)	164	(689)	(369)
Income (loss) before income taxes	8,607	(1,378)	36,961	(5,764)
Provision (benefit) for income taxes	(3,695)	(2,065)	(702)	(3,495)
Income (loss) net of income taxes	$12,302	$687	$37,663	$(2,269)
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.5	39.3	35.6	38.4
Operating expenses	27.0	40.4	26.8	39.7
Operating income (loss)	6.5	(1.1)	8.8	(1.3)
Other income (expenses), net	(0.4)	0.1	(0.2)	(0.1)
Income (loss) before income taxes	6.0	(1.0)	8.6	(1.4)
Provision (benefit) for income taxes	(2.6)	(1.4)	(0.2)	(0.9)
Income (loss) net of income taxes	8.6%	0.4%	8.8%	(0.5)%

SALES
The following tables summarize sales, and percentages of sales, by segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	% of Total Sales	2013	% of Total Sales	Increase/ (Decrease)	Percent Change
Precision Power Products:
Semiconductor capital equipment	$57,934	40.5%	$43,100	30.2%	$14,834	34.4%
Non-semiconductor capital equipment	20,490	14.3	19,495	13.6	995	5.1
Global support	12,768	8.8	12,814	9.0	(46)	(0.4)
Total Precision Power Products	91,192	63.7	75,409	52.8	15,783	20.9
Inverters	51,955	36.3	67,490	47.2	(15,535)	(23.0)
Total sales	$143,147	100.0%	$142,899	100.0%	$248	0.2%

	Nine Months Ended September 30,
	2014	% of Total Sales	2013	% of Total Sales	Increase/ (Decrease)	Percent Change
Precision Power Products:
Semiconductor capital equipment	$163,510	37.9%	$116,867	29.6%	$46,643	39.9%
Non-semiconductor capital equipment	56,181	13.1	54,599	13.8	1,582	2.9
Global support	36,205	8.4	37,422	9.5	(1,217)	(3.3)
Total Precision Power Products	255,896	59.4	208,888	52.9	47,008	22.5
Inverters	174,484	40.6	185,536	47.1	(11,052)	(6.0)
Total sales	$430,380	100.0%	$394,424	100.0%	$35,956	9.1%
Total Sales
Overall, our sales increased $0.2 million, or 0.2%, to $143.1 million for the three months ended September 30, 2014 from $142.9 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, sales increased $36.0 million, or 9.1%, to $430.4 million from $394.4 million for the nine months ended September 30, 2013. The majority of the increases in both the three and nine month periods was attributable to the continuation of the capital investment in the semiconductor market driven by pilot build-out of advanced memory (V-NAND) capacity, 28/20nm capacity expansions in Asia, as well as the additions of the three-phase string inverter, PCM, HiTek, and UltraVolt product lines. These increases were partially offset by a decline in sales of Precision Power Products in the general industrial markets and in Inverter Products.
Precision Power Products
Results for Precision Power Products for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$91,192	$75,409	$255,896	$208,888
Operating income	22,882	18,150	64,455	40,067
Precision Power Products sales increased 20.9% to $91.2 million, or 63.7% of sales, for the three months ended September 30, 2014 versus $75.4 million, or 52.8% of sales, for the three months ended September 30, 2013 largely driven by semiconductor sales, which improved in the third quarter, due to increased sales to existing customers, as well as the addition of the HiTek power line.
In the three months ended September 30, 2014, sales in the Precision Power Products semiconductor market increased 34.4% to $57.9 million, or 40.5% of sales, from $43.1 million, or 30.2% of sales for the three months ended September 30, 2013. Market conditions remained strong across the semiconductor market as we continued to benefit from new technology adoption.

We expect current investment levels to continue through the end of the year as 3D NAND and foundry expansion plans continue into 2015.
Sales in the non-semiconductor capital equipment markets increased 5.1% to $20.5 million, or 14.3% of sales, for the three months ended September 30, 2014 compared to $19.5 million, or 13.6% of sales, for the three months ended September 30, 2013. Outside of semiconductor capital equipment, other markets served by Precision Power Products include solar panel, flat panel display, power control modules, data storage, architectural glass and other industrial manufacturing markets. Our customers in these markets are primarily global and regional OEMs. As we have diversified our product offerings over the year through the acquisitions of PCM, HiTek and UltraVolt, we have expanded our reach to new customers.
Our global support revenue remained flat at $12.8 million, or 8.8% of total sales, for the three months ended September 30, 2014, compared to $12.8 million, or 9.0% of sales, for the three months ended September 30, 2013.
Operating income for Precision Power Products was $22.9 million for the three months ended September 30, 2014, an increase of $4.7 million from the same period of 2013. High sales volumes continued to drive improved manufacturing efficiencies and resulted in the increase in operating income.
Inverters
Results for our Inverters SBU for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$51,955	$67,490	$174,484	$185,536
Operating loss	(12,474)	192	(25,378)	(1,372)
Inverters sales were $52.0 million, or 36.3% of sales, for the three months ended September 30, 2014 as compared to $67.5 million, or 47.2% of sales, for the three months ended September 30, 2013. Challenging market conditions continued into the third quarter of 2014 with the US commercial market continuing a shift away from central inverters especially for rooftop applications. In addition, the unfavorable decision expanding tariffs on the import of solar cells and panels manufactured in China to cells manufactured in Taiwan and elsewhere resulted in project delays. Germany and Southern and Eastern European markets were impacted by project financing challenges and the uncertainty of a pending proposal to tax self-consumption of green energy. This has resulted in softness in those markets as small to mid-size customers weigh their willingness to invest in solar energy. Public policy considerations, especially in Europe, continue to disrupt the solar energy market. The decline in central inverters has been stabilized by strong momentum in the US three-phase string product line. We will continue our global ramp up of the three-phase string product line as we believe the momentum of the three-phase string products will accelerate, while a steady decline in the central inverters is projected into future quarters as customers shift to next generation architectures.
Operating loss for Inverters was $12.5 million for the three months ended September 30, 2014 as compared to operating income of $0.2 million for the three months ended September 30, 2013. Lower sales volume, higher costs associated with the 3TL product line ramp up and shift in product line sales mix contributed to the loss.
Backlog
Our overall backlog was $101.8 million at September 30, 2014 as compared to $128.3 million at December 31, 2013. The decrease is primarily the result of a decrease in Inverters backlog.
GROSS PROFIT
Our gross profit was $47.9 million, or 33.5% of sales, for the three months ended September 30, 2014, as compared to $56.2 million, or 39.3% of sales for the three months ended September 30, 2013. The year-over-year decrease in absolute dollars was a result of a shift in product mix to lower margin products.

OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Research and development	$15,074	10.5%	$15,105	10.6%	$44,952	10.4%	$45,098	11.4%
Selling, general, and administrative	20,223	14.1	22,138	15.5	62,782	14.6%	62,702	15.9
Amortization of intangible assets	2,238	1.6	626	0.4	6,339	1.5%	4,814	1.2
Restructuring charges and asset impairment	1,183	0.8	19,884	13.9	1,427	0.3%	44,090	11.2
Total operating expenses	$38,718	27.0%	$57,753	40.4%	$115,500	26.8%	$156,704	39.7%
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
Research and development expenses for the three months ended September 30, 2014 were $15.1 million, or 10.5% of sales, as compared to $15.1 million, or 10.6% of sales, for the three months ended September 30, 2013. Research and development costs remained relatively flat in the three and nine months ended September 30, 2014 as compared to the same periods in 2013 as a result of our focus on maintaining costs.
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
Selling, general and administrative ("SG&A") expenses were down for the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to a focus on cost reduction efforts. SG&A costs remained flat in the nine months ended September 30, 2014 as compared to the same period in 2013.
Amortization Expense
Amortization of intangible assets expense was $2.2 million for the three months ended September 30, 2014, compared to $0.6 million for the same period ending September 30, 2013. During the second and third quarters of 2013, we recorded an impairment of intangible assets related to our acquisition of PV Powered in May 2010. Our initial estimate of the impairment was recorded in the second quarter with the final value determined during the third quarter. As a result of the acquisition of the three-phase string inverter product line, we assessed the overall Inverter product line for product optimization, resulting in an impairment to the technology purchased from PV Powered. This reduced amortization expense related to these products which was offset by increases in amortization expense related to the intangible assets acquired in the Refusol, PCM, HiTek, and UltraVolt acquisitions.
Restructuring Charges
In April 2014, we committed to a restructuring plan to take advantage of additional cost savings opportunities in connection with our acquisitions and realignment to a single organizational structure based on product line. The plan calls for consolidating certain facilities and rebranding of products which will allow us to use our resources more efficiently. Over the next three months, we plan to incur additional charges of approximately $0.4 million.

Other Income (Expenses), net
Other income (expenses), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expenses), net was a loss of $0.6 million and a loss of $0.7 million, respectively, for the three and nine months ended September 30, 2014 as compared to a gain of $0.2 million and a loss of $0.4 million in the same periods of 2013. The change is primarily due to the flux in foreign exchange rates.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit from continuing operations for the three months ended September 30, 2014 of $3.7 million compared to a benefit of $2.1 million for the three months ended September 30, 2013, resulting in effective tax rates of (42.9)% and 149.9%, respectively. For the nine months ended September 30, 2014, we recorded an income tax benefit of $0.7 million compared to a benefit of $3.5 million for the nine months ended September 30, 2013, resulting in effective tax rates of (1.9)% and 60.6%, respectively. Our tax rate is lower than the federal statutory rate primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, and the recognition of discrete tax benefits including the expiration of the statute of limitations and the reversal of certain tax provisions. The effective tax rate for the period does not reflect the benefit for the US research and development tax credit which expired December 31, 2013. The tax rates for 2013 are further impacted by the 2013 operating losses incurred as a result of restructuring expenses.
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
The non-GAAP results presented below exclude the impact of stock-based compensation, amortization of intangible assets, restructuring costs, tax release items, acquisition-related costs, and other nonrecurring expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income, net of tax, as reported	$12,302	$687	$37,663	$(2,269)
Adjustments, net of tax:
Restructuring charges	1,102	22,441	1,327	42,020
Acquisition-related costs	56	—	718	993
Stock-based compensation	1,385	3,601	4,309	7,972
Amortization of intangible assets	2,084	549	5,778	4,132
Nonrecurring tax release items	—	(5,608)	—	(5,608)
Nonrecurring executive severance	—	—	800	—
Non-GAAP income, net of tax	$16,929	$21,670	$50,595	$47,240

Diluted weighted-average common shares outstanding	40,470	40,577	41,102	40,150
Non-GAAP Earnings Per Share	$0.42	$0.53	$1.23	$1.18
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
At September 30, 2014, we had $105.8 million in cash, cash equivalents, and marketable securities. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months. We may seek additional financing from time to time.
On October 12, 2012, we entered into an agreement with Wells Fargo Bank, National Association which provides for a secured revolving credit facility ("Credit Facility") of up to $50.0 million. As of September 30, 2014, we had $50.0 million of availability on our Wells Fargo Credit Facility. Borrowings under the Credit Facility are subject to a borrowing base based upon our accounts receivable and inventory and are available for various corporate purposes. The Credit Facility provides us further flexibility for execution of our strategic plans including acquisitions. Refusol initially had two outstanding notes with various banks that provided up to 12.0 million Euros of borrowing, which we assumed in the acquisition. During the quarter ended September 30, 2014 the last of the revolving lines was repaid and cancelled. As of September 30, 2014 there was no outstanding balance. For more information on these Credit Facilities see Note 20. Credit Facilities in Part I Item 1 of this Form 10-Q.
CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$57,320	$(4,646)
Net cash used in investing activities	(53,148)	(68,607)
Net cash provided by (used in) financing activities	(38,438)	18,437
EFFECT OF CURRENCY TRANSLATION ON CASH	(818)	701
DECREASE IN CASH AND CASH EQUIVALENTS	(35,084)	(54,115)
CASH AND CASH EQUIVALENTS, beginning of period	138,125	146,564
CASH AND CASH EQUIVALENTS, end of period	$103,041	$92,449
2014 CASH FLOWS COMPARED TO 2013
Net cash provided by (used in) operating activities
Net cash provided by operating activities for the nine months ended September 30, 2014 was $57.3 million, compared to net cash used in operating activities of $4.6 million for the same period ended September 30, 2013. The increase of $62.0 million in net cash flows from operating activities is primarily the result of the absence of restructuring charges due to impairment that was seen in 2013, as well as higher net income and lower income taxes paid during the quarter.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2014 was $53.1 million, a decrease of $15.5 million from the same period ended September 30, 2013. The decrease in cash used is due to the cash payment of $77.2 million for the acquisition of the Refusol in 2013, compared to the $30.3 million and $30.2 million cash payments for the acquisitions of PCM and UltraVolt in 2014. Capital expenditures for the nine months ended September 30, 2014 were $1.8 million lower compared to the same period in 2013.
Net cash provided by (used in) financing activities
Net cash used by financing activities in the nine months ended September 30, 2014 was $38.4 million, a $56.9 million change from the cash provided by financing activities of $18.4 million in the same period of 2013. This was primarily due to the settlement of performance stock units in cash of $11.2 million in the first quarter of 2014, coupled with the completion of the $25 million stock buyback program. Additionally, the exercise of stock options provided $10.3 million of cash in 2014 as compared to $20.0 million in 2013. Furthermore, the paydown of the Commerzbank and Bayern notes utilized $16.3 million in cash in 2014.
Effect of currency translation on cash
During the nine months ended September 30, 2014, currency translation had a negative $0.8 million impact on cash compared to a positive impact of $0.7 million in the same period of 2013. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely impacted. Given recent acquisitions in Europe, our exposure to fluctuations in the value of the Euro and Pound Sterling is becoming more significant. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the nine months ended September 30, 2014 and 2013 are as follows:

		Nine Months Ended September 30,
From	To	2014	2013
CAD	USD	(5.2)%	(3.8)%
CHF	USD	(6.5)	1.1
CNY	USD	(1.4)	1.8
EUR	USD	(8.1)	2.5
GBP	USD	(2.1)	(0.4)
INR	USD	(0.1)	(12.5)
JPY	USD	(4.0)	(11.8)
KRW	USD	0.3	(1.0)
TWD	USD	(1.6)	(2.0)
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
As of September 30, 2014, our investments consisted primarily of certificates of deposit, all with maturity of less than 2 years. As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by a nominal amount.
We had no debt outstanding as of September 30, 2014 under one debt instrument with variable interest rates and principal payments. Assuming a full drawdown on all of our outstanding loan agreements subject to variable interest rates, and holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an annualized impact on pre-tax earnings and cash flows of approximately $0.5 million.
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
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 ("Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Yuval Wasserman, Chief Executive Officer) and Principal Financial Officer (Danny C. Herron, Executive Vice President & Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, except as discussed below, that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our policy is to implement effective internal controls for all acquisitions within one year of the acquisition date consistent with the rest of the organization. Refusol was acquired in April 2013. During the second quarter and third quarter prior to the filing of Form 10-Q for the period ended September 30, 2014, the Company completed its efforts to ensure the existence of controls primarily related to cash disbursements, segregation of duties, computer access controls, and computer change controls.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in disputes and legal actions arising in the normal course of our business.
There have been no material developments in legal proceedings in which we are involved during the quarter ended September 30, 2014. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
In October 2011, a coalition of several U.S. solar companies filed complaints with the U.S. Department of Commerce ("DOC") and International Trade Commission charging that Chinese solar cell manufacturers have engaged in, and benefited from, various unfair trade practices. A similar trade case may also be filed in Europe. In early 2012, duties were imposed on solar panels imported from China which have resulted in other trade-related conflicts.  Since some of our inverters are well-suited for use with crystalline silicon panel modules, the impact of these duties on the cost of solar panels would have a material adverse impact on our business, financial position or results of operations.
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

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	November 6, 2014	/s/ Danny C. Herron
Danny C. Herron
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.