Form 10-K
period 2014-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2015-02-26
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $719,369,574 as of June 30, 2014, based upon the price at which such common stock was last sold on such date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded because such persons are deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.
40,687,882
(Number of shares of Common Stock outstanding as of February 2, 2015)
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, scheduled to be held on May 7, 2015. Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be a part of this Annual Report on Form 10-K.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-K

PART I
Unless the context otherwise requires, as used in this Form 10-K, references to “Advanced Energy”, “the Company”, “we”, “us” or “our” refer to Advanced Energy Industries, Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS
Overview
Advanced Energy provides highly-engineered, mission-critical, precision power conversion, measurement and control solutions to our global customers. We do this by designing, manufacturing, selling and supporting our power conversion products and solutions that transform power into various usable forms in various applications ranging from manufacturing and industrial processes to instrumentation and test and measurement. The market for power conversion solutions is large with hundreds of suppliers and subsystem/component manufacturers. We focus on highly-engineered products that solve our customers’ toughest mission-critical applications.
Our process power products enable manufacturing processes that use thin films for various products, such as semiconductor devices, flat panel displays, thin film renewables, hard and industrial coatings and architectural glass. We also supply power control modules for controlling thermal processes, and thermal instrumentation products for advanced temperature measurement, both of which provide solutions for thin film semiconductor, thin film industrial, and heavy industry. Our remote plasma sources are used in the thin films processing industries and in gas abatement applications. Our high voltage products offer unique power solutions for semiconductor, analytical instrumentation, industrial x-ray, and medical imaging applications. Our solar inverter products support renewable power generation solutions for primarily commercial and utility-scale solar projects and installations. Our network of global service support centers provides revenue as we offer repair services, conversions, upgrades, and refurbishments to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for individual photovoltaic ("PV") sites of all sizes.
On November 8, 2012, we acquired Solvix SA ("Solvix"), a privately held company based in Villaz-Saint-Pierre, Switzerland. A manufacturer of power supplies for the surface treatment and thin films industry, Solvix brings plasma-based sputtering and cathodic arc deposition applications to Advanced Energy's existing product portfolio. With its arc detection and suppression technology, Solvix's product line will enhance Advanced Energy's offerings in low power and pulsed DC products, allowing it to expand into new applications and serve a broader worldwide customer base. With the addition of Solvix's engineering site in Villaz-Saint-Pierre, we have established a European engineering and development center for its thin film industrial products business, consistent with our strategy to move closer to our customers.
On April 8, 2013, we acquired Refusol Holding GmbH ("Refusol"), a privately-held company based in Metzingen, Germany. Refusol develops three-phase string inverters for commercial customers across Europe, the United States, and Asia. Its three-phase string inverter offerings range in size from 8kW to 24kW broadening the range of solar inverter products offered by the Company.
On January 27, 2014, we acquired the intellectual property related to AEG Power Solutions' Power Control Modules ("PCM"). PCM is comprised of the Thyro-Family of products and accessories and serves numerous power control applications in different industries ranging from materials' thermal processing through chemical processing, glass manufacturing and numerous other general industrial power applications. This acquisition broadens our product offerings and was added to our Precision Power portfolio.
On April 12, 2014, we acquired all outstanding common stock of HiTek Power Group ("HiTek"), a privately-held provider of high voltage power solutions. Based in the United Kingdom, HiTek offers a comprehensive portfolio of high voltage and custom built power conversion products, ranging from 100V to 500kV, designed to meet the demanding requirements of original equipment manufacturers ("OEM") worldwide. These products target applications including semiconductor wafer processing and metrology, scientific instrumentation, mass spectrometry, industrial printing, and analytical x-ray systems for industrial and analytical applications. HiTek's unique product architecture, encapsulation technology and control algorithms, combined with deep knowledge of its customer-specific applications, have made it a leading provider of critical, high-end, high voltage power solutions. We acquired HiTek to expand our product offerings in our Precision Power portfolio.
On August 4, 2014, we acquired all outstanding common stock of UltraVolt, Inc. ("UltraVolt"), a privately-held provider of high voltage power solutions. Based in Ronkonkoma, New York, UltraVolt offers a comprehensive portfolio of high voltage power supplies and modules ranging from benchtop and rack mount systems to microsize printed circuit board mount modules. Its standard DC-to-DC product line consists of over 1,500 models, which can be combined with accessories and options to create thousands of product configurations. Serving over 100 markets, UltraVolt's fixed-frequency, high voltage topology provides wide input and output operating ranges while retaining excellent stability and efficiencies. We acquired UltraVolt to expand our high voltage product offerings in our Precision Power portfolio. Note 2 to our Consolidated Financial Statements, Business Acquisition and Disposition, describes the acquisitions of Solvix, Refusol, PCM, HiTek, and UltraVolt.
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
In 2014, we changed our organizational structure from two business units (formerly known as the Thin Films Business Unit and the Solar Energy Business Unit) to a single functional organization with various product lines organized as reportable segments, Precision Power and Inverters. Note 21 to our Consolidated Financial Statements, Segment Information, describes our segments and their related financial information including sales, segment operating income, and total segment assets. Also included in Note 21 is information related to the location of our long-lived assets.
The Precision Power segment principally serves OEMs and end customers in the semiconductor, flat panel display, solar panel, and other industrial capital equipment markets. The Inverters segment focuses mainly on commercial and utility-scale solar projects and installations selling primarily to distributors, Engineering, Procurement, and Construction contractors ("EPC"s), developers, and utility companies.
Our products are used in diverse markets, applications, and processes including the manufacture of capital equipment for semiconductor devices, thin film applications for thin film renewables and architectural glass, and for other thin film applications including flat panel displays, data storage, and industrial coatings, as well as the commercial and utility-scale solar inverter markets. These markets can be cyclical in nature. Therefore, demand for our products and our financial results can change as demand for manufacturing equipment, solar inverters, and repair and maintenance services change in response to consumer demand. Other factors, such as global economic and market conditions and technological advances in fabrication processes and renewable applications can also have an impact on our financial results, both positively and negatively.
PRECISION POWER PRODUCTS
Our thin film deposition power conversion systems include direct current ("DC"), pulsed DC low frequency, high voltage, and radio frequency ("RF") power supplies, matching networks, Remote Plasma Sources ("RPS") for reactive gas applications and RF instrumentation. These power conversion systems refine, modify, and control the raw electrical power from a utility and convert it into power that may be customized and is predictable and repeatable. Our power conversion systems are primarily used by semiconductor, solar panel, and similar thin film manufacturers including flat panel display, data storage, industrial hard coating and ophthalmic optical coating equipment makers, and architectural glass manufacturers.
Our power control modules and thermal instrumentation products are used in the semiconductor industry, including adjacent thin film applications for solar photovoltaic ("PV") and light emitting diode ("LED") industries, and heavy industries, for thermal control and temperature measurement solutions for applications in which time-temperature cycles affect material properties, productivity, and yield. These products are used in rapid thermal processing, chemical vapor deposition, crystal growing, and other semiconductor and solar applications requiring non-contact temperature measurement. They are also used in chemical processing, glass manufacturing and numerous other general industrial power applications.
Our global support services group offers in-warranty and out-of-warranty repair services in the regions in which we operate, providing us with preventive maintenance opportunities. Our customers continue to pursue low cost of ownership of their capital equipment and are increasingly sensitive to the significant costs of system downtime. They expect that suppliers offer comprehensive local repair service and customer support. To meet these market requirements, we maintain a worldwide support organization comprising of both direct and indirect activities through partnership with local distributors primarily in the United States ("U.S."), the People’s Republic of China ("PRC"), Japan, South Korea, Taiwan, Germany, and Great Britain.
INVERTERS
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
Precision Power Products
SEMICONDUCTOR CAPITAL EQUIPMENT
Customers in the semiconductor capital equipment market incorporate our products into equipment that make integrated circuits. Our power conversion systems provide the energy to enable thin film processes, such as deposition and etch, and high voltage applications such as ion implant. Our thermal instrumentation products measure the temperature of the processed substrate or the process chamber. Our Remote Plasma Sources deliver ionized gases for reactive chemical processes used in cleaning, surface treatment, and gas abatement. Precise control over the energy delivered to plasma-based processes enables the production of integrated circuits with reduced feature sizes and increased speed and performance.
SOLAR PANEL CAPITAL EQUIPMENT
We sell our products to OEMs and manufacturers of solar cells who use our products to produce thin films using silicon substrates, as well as glass or metal substrates. The majority of solar cell manufacturing currently uses a silicon wafer as the substrate and employs chemical vapor deposition ("CVD") thin film processing. The solar cell industry has developed processes for manufacturing solar cells on non-silicon substrates, such as glass and metal by using thin film processes that employ CVD tools. Our RF and DC power supply products are designed for use in these CVD and physical vapor deposition ("PVD") tools. Our products are used in leading thin film solar cell technologies, including amorphous and microcrystalline silicon, copper, indium, gallium, selenide, and cadmium telluride.
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
DATA STORAGE CAPITAL EQUIPMENT
Data storage equipment manufacturers use our products in their capital equipment which allows them to produce a variety of products, including optical disks, such as CDs, DVDs and Blu-ray, and magnetic storage, such as computer hard discs, including both magnetic media and thin film heads. These products use a PVD process to produce optical and magnetic thin film layers, as well as a protective-wear layer. In this market, the trend towards higher recording densities requires thinner and more precise films. The use of equipment incorporating optical and magnetic media to store digital data expands with the growth of the laptop, desktop and network server computer markets, and consumer electronics including audio, video, gaming, cell phone, and entertainment markets.
ARCHITECTURAL GLASS CAPITAL EQUIPMENT
Low Emissivity or Low-E architectural glass manufacturers use our power supplies in their production equipment. This glass is used in commercial and residential buildings to reduce energy absorption and loss through the use of thin films coated directly on the glass which reduces the energy absorbed in the building. The thin film deposition process employs PVD tools which use our DC and mid-frequency power products. This market is driven by end market demand for glass related to the residential and commercial construction industry.

INDUSTRIAL PRODUCTS CAPITAL EQUIPMENT
The thin film deposition processes are also used in the manufacturing process of products for a variety of industrial and consumer markets. Our process power solutions allow thin films to be applied to products in plasma-based processes to strengthen and harden surfaces on such diverse products as machine tools, automotive parts, and various other end products. The advanced thin film production processes allow precise control of various optical and physical properties, including color, transparency, and electrical and thermal conductivity. The improved adhesion and specular surfaces resulting from plasma-based processing make it the preferred method of applying thin films. The need for improved films properties for both hard coating and optical coating requires a precision power conversion technology which we achieved through the acquisition of Solvix products and technology.
Inverters
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
Customers
Our products are sold worldwide to approximately 263 OEMs and integrators and directly to more than 1,450 end users. Our ten largest customers accounted for approximately 48.9% of our sales in 2014, 44.2% of our sales in 2013, and 47.7% of our sales in 2012. We expect that the sale of products to our largest customers will continue to account for a significant percentage of our sales for the foreseeable future.
Applied Materials Inc., our largest customer, accounted for 18.7% of our sales in 2014, 17.4% of our sales in 2013, and 14.1% of our sales in 2012. Lam Research accounted for 12.5% of our sales in 2014. Additionally, in June 2012, Lam Research merged with Novellus Systems, Inc. Had the two businesses been a combined entity for the full year, they would have accounted for 10.7% of our sales in 2012. No other customer accounted for greater than 10% of our sales in 2014, 2013, or 2012. The loss of Applied Materials, Inc. or Lam Research as a customer could have a material adverse effect on our results of operations.
Backlog
Our backlog was approximately $87.9 million at December 31, 2014, a 31.5% decrease from $128.3 million at December 31, 2013. This decrease resulted primarily from a decline in the Inverters backlog. Backlog orders are firm orders scheduled to be filled and shipped in the next 12 months and include our just-in-time supply agreements with major OEM’s.
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
Marketing, Sales and Distribution
We sell our products through direct and indirect sales channels in North America, Europe, and Asia. Our sales operations are primarily located in the United States, Canada, the PRC, Great Britain, Germany, Japan, South Korea, Australia, India, Greece, Italy, Czech Republic, and Taiwan. In addition to a direct sales force, we have independent sales representatives and distributors that support our selling efforts. We maintain customer service offices at many of the locations listed above, as well as other sites near our customers' locations. We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers.

The following table presents our net sales by geographic region for the years ended December 31, 2014, 2013, and 2012. Sales are attributed to individual countries based on customer location. A summary of financial information for each reportable segment is found in Note 21 - Segment Information of our Consolidated Financial Statements.

	Years ended December 31,
Sales to external customers:	2014	2013	2012
	(In thousands)
United States	$369,886	$328,330	$322,847
Canada	16,880	33,000	30,113
North America	386,766	361,330	352,960

People's Republic of China	17,897	27,420	19,987
Other Asian countries	58,069	62,990	54,825
Asia	75,966	90,410	74,812

Germany	97,407	87,115	18,374
United Kingdom	22,670	5,752	5,292
Other European Countries	289	2,397	493
Europe	120,366	95,264	24,159
Total sales	$583,098	$547,004	$451,931
Total sales to all foreign countries totaled $213.2 million, $218.7 million, and $129.1 million in the years ended December 31, 2014, 2013, and 2012, respectively.
See “Risk Factors” in Item 1A for a discussion of certain risks related to our foreign operations.
Manufacturing
The manufacturing of our Precision Power related products is performed in Shenzhen, PRC; Ronkonkoma, New York; and Littlehampton, United Kingdom. The manufacturing of our US three-string inverters is performed in Shenzhen, PRC. Manufacturing in these three locations, primarily the PRC, exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in PRC laws and regulations, government actions, and unsettled political conditions. The thermal instrumentation product line is manufactured in Vancouver, Washington. Our solar inverters are produced in Fort Collins, Colorado; Ontario, Canada; and Shenzhen, PRC. We use our Shenzhen location as a platform for building commonality of parts in the inverters and then shipping to the US and Canada for final assembly and test and to support local content requirements. The manufacturing of our three-phase string inverters is performed in Shenzhen, PRC and Pune, India and with our contract manufacturing partners in Hungary and Germany.
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
Manufacturing requires raw materials, including a wide variety of mechanical and electrical components, to be manufactured to our specifications. We use numerous companies, including contract manufacturers, to supply parts for the manufacture and support of our products. Although we make reasonable efforts to assure that parts are available from multiple qualified suppliers.
Some key parts may be obtained from a sole supplier or a limited group of suppliers. We seek to reduce costs and to lower the risks of production and service interruptions, as well as shortages of key parts by:

•
selecting and qualifying alternate suppliers for key parts using rigorous technical and commercial evaluation of suppliers products and business processes including testing their components' performance, quality, and reliability on our power conversion product at our customers' and their customer's processes. The qualification process for Precision Power, particularly as it pertains to semiconductor customers, follows semiconductor industry standard practices, such as “copy exact”;

•	monitoring the financial condition of key suppliers;

•	maintaining appropriate inventories of key parts, including making last time purchases of key parts when notified by suppliers that they are ending the supply of those parts;

•	qualifying new parts on a timely basis and in geographies that reduce costs without degradation in quality;

•	locating certain manufacturing operations in areas that are closer to suppliers and customers; and

•	competitively sourcing parts through electronic bidding tools to ensure the lowest total cost is achieved for the parts needed in our products.
Intellectual Property
We seek patent protection for inventions governing new products or technologies as part of our ongoing research and development. We currently hold 103 United States patents and 87 foreign-issued patents, and have 130 patent applications pending in the United States, Europe, Asia, India, Brazil, South Africa, and Chile. A substantial majority of our patents relate to our Precision Power business. Generally, our efforts to obtain international patents have been concentrated in the industrialized countries within Europe and Asia because there are other manufacturers and developers of power conversion and control systems in those countries, as well as customers for those systems for which our intellectual property applies.
During 2012, we acquired Solvix and all related intellectual property including one United States patent and one patent application pending in the United States. During 2013, we acquired Refusol and all related intellectual property including three patents in Germany. In 2014, we acquired five patents in our acquisition of PCM.
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
We have seen an increase in global competition in the markets in which we compete, especially from Asian and European-based component suppliers. We encounter substantial competition from foreign and domestic companies for each of our product lines. Some of our competitors have greater financial and other resources than we do. In some cases, competitors are smaller than we are, but are well established in specific product niches. MKS Instruments, Inc. ("MKSI"), Comdel, Inc., Daihen Corporation, Kyosan Electric Mfg. Co., Ltd., Hüttinger Elektronik GmbH, Comet Holding AG, New Plasma Products (NPP), Entech, Plasmart (now a division of MKSI), and ADTech compete with our power conversion products for thin film processing. Spellman High Voltage, Crane, and Matsusada Precision offer products that compete with our high voltage products. Lumasense Technologies, CI Systems, BASF, and Laytec GmbH offer products that compete with our thermal products. SMA Solar Technology AG, Power-One, Inc. (now a part of ABB Ltd.), Schneider Electric SA, and Siemens AG offer products that compete with our solar inverters.
Additionally, a focus on local content is causing new competitors for both of our segments to emerge around the world, with strong support from local governments, industry leaders, and investors.
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
Research and Development
The market for our precision power conversion and thermal measurement products is characterized by ongoing technological changes. We believe that continued and timely development of new highly differentiated products and enhancements to existing products to support OEM requirements is necessary for us to maintain a competitive position in the markets we serve. Accordingly, we continue to devote a significant portion of our personnel and financial resources to research and development projects and seek to maintain close relationships with our customers and other industry leaders in order to remain responsive to their product requirements now and in the future.
Our development focus in inverter equipment continues to address commercial and utility-scale solar projects and installations. Our designs are engineered for reliability, efficiency, and levelized cost of energy (“LCOE”) performance in the worldwide markets we serve. We continually invest in research and development projects in order to rapidly deliver better emerging technologies and solutions to the market in support of our customers’ demands for maximum performance, reliability, and functionality, combined with the lowest LCOE.
Research and development expenses were $59.0 million in 2014, $58.3 million in 2013, and $58.1 million in 2012, representing 10.1% of our sales in 2014, 10.7% of our sales in 2013, and 12.9% of our sales in 2012.
Employees
As of December 31, 2014, we had a total of 1,656 employees. There is no union representation of our employees, notwithstanding statutory organization rights applicable to our employees in the PRC, and we have never experienced an involuntary work stoppage. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.
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
Executive Officers of the Registrant
Our executive officers, their positions and their ages as of December 31, 2014 are as follows:
Yuval Wasserman, 60, is our President & Chief Executive Officer and was appointed to the Board of Directors on October 1, 2014. Mr. Wasserman joined us in August 2007 as Senior Vice President, Sales, Marketing and Service. In October 2007, he was promoted to Executive Vice President, Sales, Marketing and Service. In April 2009, he was promoted to Executive Vice President and Chief Operating Officer of the Company and then in August 2011 he was promoted to President of the Thin Films Business Unit. Beginning in May 2002, Mr. Wasserman served as the President, and later as Chief Executive Officer, of Tevet Process Control Technologies, Inc., a semiconductor metrology company, until July 2007. Prior to that, he held senior executive and general management positions at Boxer Cross (a metrology company acquired by Applied Materials, Inc.), Fusion Systems (a plasma strip company that is a division of Axcelis Technologies, Inc.), and AG Associates (a semiconductor capital equipment company focused on rapid thermal processing). Mr. Wasserman started his career at National Semiconductor, Inc., where he held various process engineering and management positions. Mr. Wasserman joined the board of Syncroness, Inc., an outsourced engineering and product development company, in 2010. Mr. Wasserman holds a BsC in chemical engineering from Ben Gurion University in Beer Sheva, Israel.
Danny C. Herron, 60, joined us in September 2010 as Executive Vice President and Chief Financial Officer. It is expected that Mr. Herron will cease serving as an executive officer and Company employee by no later than April 30, 2015. He was Chief Financial Officer of Sundrop Fuels, Inc., a solar gasification-based renewable fuels company, from October 2009 through August 2010. From May 2009 through October 2009, Mr. Herron was a consultant at Tatum LLC, a financial consulting business, providing interim chief financial officer and financial consulting services. Mr. Herron served VeraSun Energy Corporation, a corn based ethanol company, from 2006 through 2008 first as senior vice president and chief financial officer and later as President and Chief Financial Officer. From 2002 through 2006, Mr. Herron was Executive Vice President and Chief Financial Officer at Swift & Company, a beef and pork producer acquired from Conagra Foods, Inc. Prior to that, Mr. Herron served as Division Chief Financial Officer of Conagra Foods, Inc. Beef Division.
Thomas O. McGimpsey, 53, joined us in April 2009 as Vice President and General Counsel and was promoted to Executive Vice President of Corporate Development and General Counsel in August 2011. From February 2008 to April 2009, Mr. McGimpsey held the position of Vice President of Operations at First Data Corporation. During 2007, Mr. McGimpsey was a consultant and legal advisor to various companies. From July 2000 to January 2007, Mr. McGimpsey held various positions with McDATA Corporation such as Executive Vice President of Business Development & Chief Legal Officer, Senior Vice President & General Counsel and Vice President of Corporate Development. From February 1998 to its sale in June 2000, Mr. McGimpsey held the position of Director and Senior Corporate Attorney at US WEST, Inc. From 1991 to 1998, Mr. McGimpsey was in private practice at national law firms. From 1984 to 1988, Mr. McGimpsey was a Senior Engineer for Software Technology, Inc. In August 2014 Mr. McGimpsey was appointed to the board of CPP, Inc., a private company with international operations that provides wind engineering and air quality consulting services. Mr. McGimpsey received his Masters of Business Administration from Colorado State University (with honors), his Juris Doctor degree from the University of Colorado and his Bachelor of Science degree in Computer Science (with a minor in electrical systems) from Embry-Riddle Aeronautical University.

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
Risks Related to Our December 22, 2014 Announcement to Explore Strategic Alternatives for the Solar Inverter Business
On December 22, 2014, the Company announced that it has started to explore strategic alternatives for its Solar Inverter business. The company is considering various options including a sale, joint venture, partnership, licensing or other alternatives including additional product line optimization and rationalization, in order to maximize shareholder value. The Company plans to continue offering its inverter products and services, and supporting its customers during this process. However, the announcement could impact our customer confidence in our ability to service existing warranties and could negatively impact future sales to customers. There can be no assurance that the Company will enter into a transaction in the future. The announcement may subject the Solar Inverter business to substantial risks and uncertainties that may result in a material adverse effect on the Company’s financial condition and results of operations.  Potential risks include, but are not limited to: the Company’s ability to identify and execute upon a strategic alternative, current and prospective customer reaction pending a decision on a strategic alternative or once a strategic alternative is selected (if at all), including potential decreases in customer orders and sales of our solar inverters, potential disruption to the company’s operations and management that could occur leading up to and after a strategic alternative is chosen (if available), the risk of no strategic alternative being available and the potential need to further reduce costs, shutdown facilities and otherwise downsize the business.
The performance of our solar inverters is highly dependent on the customer meeting product specification, installation and maintenance requirements.
Our commercial and utility-grade solar inverters have product specification, installation and maintenance requirements that if not followed could result in product failure or downtime. For example, if a customer fails to properly design and build the solar site consistent with our product specification and installation requirements (e.g., exceeding input DC voltage, improper grounding, cabling errors, etc.), the inverter’s performance could be adversely affected and, in some cases, the inverter may be damaged. Customers are responsible for their solar site design and build. Although we conduct testing on our products, our solar inverters cannot be tested in an environment simulating the various solar site conditions that may exist. We may expend considerable time and resources in diagnosing alleged product issues in the field that are actually attributable to a customer’s failure to follow such product specification, installation and maintenance requirements. To the extent we experience such increased costs associated with investigating such claims, we may not be able to recover such costs from the customer, resulting in losses.
Our products may suffer from defects or errors leading to damage or warranty claims.
Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. In 2014, we have experienced increased warranty costs for our inverter product lines.

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
We place orders with many of our suppliers based on our customers’ quarterly forecasts and our annual forecasts. These forecasts are based on our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. Orders with our suppliers cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. Our obligation to our suppliers at December 31, 2014 under these purchase commitments and agreements was $58.7 million. If demand for our products does not continue at current levels, we might not be able to use all of the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain sufficient raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand.
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
A significant portion of our business is in the emerging solar inverter market, which, in addition to the general industry changes described above in the risk factor “The industries in which we compete are subject to volatile and unpredictable cycles,” is also characterized by ongoing changes particular to the solar inverter industry. Our business is subject to changes in technology or demand for solar products arising from, among other things, adoption of our inverter products by our customers, changes in technology trends in the industry, behaviors by our customers resulting from technology trend changes, compatibility of our solar inverter technology with our customers' products or certain solar panel providers, customers' and end-users' access to affordable financial capital, the cost and performance of solar technology compared to other energy sources, the adequacy of or changes in government energy policies, including the availability and amount of government incentives for solar power (such as feed-in tariffs and tax credits), the continuation of renewable portfolio standards, and the extent of investment or participation in solar by utilities or other companies that generate, transmit, or distribute power to end users. The current debt crisis in Europe and the resulting economic uncertainty and instability in the region could result in limited access to capital for our customers or changes to government incentives for renewable energy which could cause the delay or cancellation of current projects in the solar industry. There is also increased market volatility as the size of utility scale solar projects is increasing to hundreds of megawatts of capacity. Sales to large solar projects can cause variations in our revenue from quarter to quarter. Such large-scale solar projects require significant financial resources on our part should we be selected as the supplier for solar inverters. We are beginning to see requirements in the solar industry for performance guarantees related to solar inverters and associated liquidated damages provisions. This could result in financial exposure for our business if our solar inverters do not meet reliability or uptime requirements. Lastly, customers using our solar inverters are beginning to evaluate multi-year service agreements from us for on-site maintenance and support of our inverters and the entire solar site. These agreements, however, are subject to annual renewal and may not be renewed by the customers.
If we do not successfully manage the risks resulting from these ongoing changes occurring in the solar industry, we may miss out on substantial opportunities for revenue and our business, financial condition, and results of operations could be materially and adversely affected.
We may not realize the expected results from the implementation of restructuring plans.
During the second half of 2011 as well as the second quarters of 2013 and 2014, we implemented restructuring plans to align our cost structure with current industry conditions in our Precision Power and Inverter segments. As part of these restructuring plans we reduced staff, exited excess office and warehouse space, relocated engineering and research and development resources closer to our customers, and transferred various operating activities, such as supply chain management, manufacturing, engineering and other activities, to our Shenzhen, China facility. This means we are even more dependent on our China-based operations. As with any restructuring initiative, there could be many unintended results and there are always risks that execution may not meet expectations in the future. If we are unable to effectively execute the initiatives under the plan or our customers' requirements change, we may not realize the expected results or could incur restructuring charges greater than anticipated, which could materially affect our financial condition and results of operations.

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
We have invested and may continue to invest significant human and financial resources in the development, marketing, and sale of our solar inverters, while we continue to investigate alternatives for the future of our involvement in this line of business. To increase our manufacturing capacity for our solar inverters in order to meet anticipated demand, we have purchased equipment, leased new facilities, and made other capital expenditures. These additional expenditures have increased, and may continue to increase, our overhead expenses during a time when our operations are not fully absorbing current overhead expenses. The impact could lower gross margins until such time that revenue related to the sale of our solar inverters can fully absorb overhead expenses. We have experienced a shortage of components for our solar inverters that could affect our ability to manufacture products and systems. We and other participants in the industry have seen shortages of insulated gate bipolar transistors, capacitors, switchgear, and other discrete electrical components. To mitigate the risk of not having such critical parts, we pro-actively make additional purchases which we believe addresses such risk.
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
Our ten largest customers accounted for 48.9% of our sales in 2014, 44.2% of our sales in 2013, and 47.7% of our sales in 2012. Applied Materials Inc., our largest customer, accounted for 18.7% of our sales in 2014, 17.4% of our sales in 2013, and 14.1% of our sales in 2012. Lam Research accounted for 12.5% of our sales in 2014. Additionally, in June 2012, Lam Research merged with Novellus Systems, Inc. Had the two businesses been a combined entity for the full year, they would have accounted for 10.7% of our sales in 2012. No other single customer accounted for more than 10% of our sales during 2014, 2013 or 2012. At December 31, 2014 and 2013 our accounts receivable from Applied Materials Inc., accounted for 16.1% and 17.4%, respectively, of our total accounts receivable. No other single customer accounted for more than 10% of our accounts receivable as of December 31, 2014, or 2013. If we were to lose any of our significant customers or suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition, and results of operations could be materially and adversely affected.
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
In 2012, 2013 and 2014, we acquired Solvix, Refusol, the Power Controls Modules product line of AEG Power Solutions, HiTek, and UltraVolt respectively, and we may acquire other businesses in the future. The success of such transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first entered into the acquisition transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Return on investments or interest rate declines on plan investments could result in additional unfunded pension obligations for the HiTek Power pension plan.
We currently have unfunded obligations in the HiTek Power pension plan. The extent of future contributions to the pension plan depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate future contributions to the plan using assumptions with respect to these and other items. While our management believes that these assumptions are appropriate, changes to those assumptions could have a significant effect on future contributions. Additionally, a material deterioration in the funded status of the plan could increase pension expenses and reduce our profitability. See Note 15 to our Consolidated Financial Statements.
We must continually design and introduce new products into the markets we serve to respond to competition and rapid technological changes.
As we operate in a highly competitive environment where innovation is critical, our future success depends on many factors, including the effective commercialization and customer acceptance of our products and services. The development, introduction and support of a broadening set of products (such as the recent introduction of our high power and three phase string inverters) is critical to our continued success. Our results of operations could be adversely affected if we do not continue to develop new products, improve and develop new applications for existing products, and differentiate our products from those of competitors resulting in their adoption by customers.
We conduct manufacturing at only a few sites and our sites are not generally interchangeable.
Our power products for the semiconductor industry are manufactured in Shenzhen, PRC. Our high voltage products are manufactured in Ronkonkoma, New York and Littlehampton, United Kingdom. Our thermal instrumentation products that are used in the semiconductor industry are manufactured in Vancouver, Washington. Each facility manufactures different products, and therefore, is not interchangeable. Natural or other uncontrollable occurrences at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. Our losses from any such occurrence could significantly affect our operations and results of operations for a prolonged period of time.
Our solar inverters are manufactured in Fort Collins, Colorado, Shenzhen, PRC and Ontario, Canada. While manufacturing could be shifted to a different manufacturing location for the transformer-based and transformerless inverters if a labor disruption, supply difficulty or natural or other uncontrollable occurrence occurred, it may take significant time to transition to another site, and delivery times and costs would likely increase, preventing us from meeting our customers' requirements in a timely manner, or at all. To the extent that local content requirements exist, we may also be limited in such transitions.
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
Sales to our customers outside the United States were approximately 36.6% of our total sales in 2014, 40.0% in 2013, and 28.6% in 2012. The recent acquisitions of the three phase string inverter, power controls modules, and high voltage product lines have increased our presence in international locations. India is becoming a focus of possible expansion for sales, research and development, and manufacturing. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

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

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $25.1 million in accounts receivable from foreign customers as of December 31, 2014; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
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
We have entered into contract manufacturing relationships with well-established suppliers in Canada and Hungary for the manufacture of certain goods in our inverter product line and Germany (Prettl) for our Power Control Module product line. These relationships will facilitate our compliance with localization requirements in some world regions where incentives and benefits are granted for local manufacturing. These relationships will also afford us a more flexible manufacturing capacity, thereby enabling us to maintain a competitive advantage in the marketplace for our inverter products. These partners, working closely with us, will in turn be developing a common supply chain for the components that are incorporated into our inverters. While we believe that our contract manufacturers are qualified to manufacture these inverters for us, we may need to address short-term quality and delivery scheduling issues as we develop this new supply chain for these inverters. If we were to encounter significant quality or delivery schedule concerns it might materially and adversely affect our relationships with customers for these inverters and our results of operations. As with many contract manufacturing relationships, costs may be incurred if manufacturing capacity is not fully utilized. In particular, our German legal proceeding against an affiliate of Prettl, the contract manufacturer of a significant portion of our three phase string inverters, may adversely affect and impact such contract manufacturing relationship, the delivery of product, the commercial terms related thereto and our financial and operational performance. Please see "Item 3 - Legal Proceedings."
Changes in tax laws, tax rates, or mix of earnings in tax jurisdictions in which we do business, could impact our future tax liabilities and related corporate profitability
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and a number of other countries are actively considering changes in this regard.
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
Litigation may be necessary to enforce our commercial or property rights, to defend ourselves against claimed violations of such rights, or to protect our interests in regulatory, tax, customs, commercial, and other disputes or similar matters. Litigation often requires a substantial amount of our management's time and attention, as well as financial and other resources, including:

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
We currently have $203.3 million of goodwill ($43.9 million and $159.5 million in Precision Power and Inverters, respectively) and $47.1 million in intangible assets ($40.3 million and $6.8 million in Precision Power and Inverters, respectively). We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock. On December 22, 2014, we announced that we are seeking strategic alternatives with regards to our continued involvement in the Inverter segment and the outcome of this process may have a material impact on the carrying value of our recorded goodwill and intangibles.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. On August 22, 2012, under the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to perform sufficient due diligence to determine whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. We filed our first report on conflict minerals on June 2, 2014 for the 2013 calendar year.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Information concerning our principal properties at December 31, 2014 is set forth below:

Location	Principal Activity	Segment	Ownership
Fort Collins, CO	Corporate headquarters, research and development, distribution, sales, and service	Precision Power / Inverters	Leased
Villaz-St-Pierre, Switzerland	Research and development	Precision Power	Leased
San Jose, CA	Distribution, sales, and service, research and development	Precision Power / Inverters	Leased
Vancouver, WA	Research and development, manufacturing, distribution, sales, and service	Precision Power	Leased
Toronto, Canada	Distribution, manufacturing and sales	Inverters	Leased
Shanghai, China	Distribution and sales	Precision Power	Leased
Shenzhen, China	Manufacturing, distribution, service, and research and development	Precision Power / Inverters	Leased
Metzingen, Germany	Distribution, sales, service, and research and development	Precision Power / Inverters	Leased
Warstein-Belecke, Germany	Research, distribution, sales, and service	Precision Power	Leased
Pune, India	Research and development and sales	Precision Power / Inverters	Leased
Chennai, India	Sales	Precision Power	Leased
Tokyo, Japan	Sales	Precision Power / Inverters	Leased
Hwasung Kyunggi-do, South Korea	Distribution, sales, and service	Precision Power	Leased
Sungnam City, South Korea	Distribution, sales, service and research and development	Precision Power	Owned
Singapore	Sales and service	Precision Power	Leased
Taipei, Taiwan	Distribution, sales, and service	Precision Power	Leased
Littlehampton, United Kingdom	Manufacturing, distribution, service, and research and development	Precision Power	Leased
Ronkonkoma, New York	Manufacturing, distribution, service, and research and development	Precision Power	Leased
We consider the properties that we own or lease as adequate to meet our current and future requirements. We regularly assess the size, capability, and location of our global infrastructure and periodically make adjustments based on these assessments.

ITEM 3.	LEGAL PROCEEDINGS
We are presently involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations. An unfavorable decision in patent litigation could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. An unfavorable decision in a collection action against a customer we sold products to, or a claim or counterclaim from a customer related to alleged product failures, could also have a material adverse effect on our financial position or reported results of operations. We are engaged presently in such disputes and legal actions with customers for the inverter product line. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.
German Lawsuit against Jolaos related to Purchase Price Adjustment in Acquisition of Refusol
               On April 8, 2013, our subsidiary AEI Holdings GmbH (“AEI Holdings”) acquired all the outstanding shares of Refusol Holding GmbH (“Refusol”) from Jolaos Verwaltungs GmbH ("Jolaos") pursuant to the terms of a Sale and Purchase Agreement (the “SPA”). Jolaos is an affiliate of various Prettl entities which are contract manufacturers of certain Refusol three phase string inverters. Under the SPA, the preliminary base price paid for the shares of Refusol was subject to a post-closing balance sheet adjustment based on confirmation of the financial statements of Refusol effective as of the closing date. AEI Holdings and Jolaos are in disagreement on various accounting adjustments to the closing date financial statements of Refusol. After repeated unsuccessful attempts to have Jolaos submit the dispute to an independent German accounting firm as required under the SPA, in December 2013 AEI Holdings petitioned the designated District Court in Stuttgart (Landgericht Stuttgart), Germany to review the dispute.  Jolaos claimed that legal interpretations were required before the closing date financial statements could be submitted to an independent German accounting firm. AEI Holdings disagreed with Jolaos’ contentions in the case.  In January 2015, the court appointed an independent German accounting firm to review the closing-date financial statements as part of the taking of evidence phase of the proceeding.  The purchase price adjustment claim made by AEI Holdings was for approximately 5.4 million Euros ($6.5 million) (i.e., an alleged reduction in the purchase price amount paid at closing and potential contingent gain). AEI Holdings further demanded an indemnification payment of 800,000 Euros ($1.0 million) that is due under the SPA resulting from outstanding insurance proceeds. Jolaos has rejected both the claimed purchase price amount and the payment for the insurance proceeds. It is unclear when the court will make a decision on the lawsuit. The litigation is subject to significant risks and uncertainties, including but not limited to, the potential impact on our contract manufacturing relationship with the Prettl entities related to the manufacture of three phase string inverters, the early stage nature of the proceeding, whether the independent German accounting firm will agree or disagree with all or a portion of the claimed amount, the cost and timeframe to complete the litigation under German law (which may be years), the exhaustion of appeal rights Jolaos may have under German law, the collectability of a judgment (if any) against Jolaos and its affiliated guarantor, and other factors.  Separate from the lawsuit, AEI Holdings has notified Jolaos of various other alleged breaches of representations made by Jolaos under the SPA and has made indemnification claims against Jolaos for potential amounts owed related to pre-acquisition taxes. Any recovery received by the Company would be recorded as a gain in Other income on our Consolidated Statement of Operations upon receipt.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Principal Market and Price Range of Common Stock
Our common stock is listed on the NASDAQ Global Select Market under the symbol “AEIS.” At February 2, 2015, the number of common stockholders of record was 410, and the closing sale price of our common stock on the NASDAQ Global Select Market on that day was $24.48 per share.
The table below shows the range of high and low closing sale prices for our common stock as quoted (without retail markup or markdown and without commissions) on the NASDAQ Global Select Market:

	2014		2013
	High	Low	High	Low
First Quarter	$28.88	$22.88	$19.97	$13.61
Second Quarter	25.86	16.87	18.93	16.82
Third Quarter	19.90	16.60	22.07	17.38
Fourth Quarter	24.19	16.72	25.97	17.29
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
In May 2014, our Board of Directors authorized a program to repurchase up to $25.0 million of our stock over a twelve-month period. Under this program, we repurchased and retired 1.4 million shares of our common stock for a total of $25.0 million. As of June 30, 2014 we completed the share repurchase program. All shares repurchased were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on our common stock during the period from December 31, 2010 through December 31, 2014. This is compared with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index (PHLX) over the same period. The comparison assumes $100 was invested on December 31, 2009 in Advanced Energy common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
*$100 invested on 12/31/09 in our stock or index, including reinvestment of dividends. Indices and our stock performance calculated on a calendar year-end basis.

	12/09	12/10	12/11	12/12	12/13	12/14
Advanced Energy Industries, Inc.	$100.00	$90.45	$71.15	$91.57	$151.59	$157.16
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
PHLX Semiconductor	100.00	115.11	116.95	129.28	169.57	215.25

ITEM 6.	SELECTED FINANCIAL DATA
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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Operations Data:			REVISED*	REVISED*	REVISED*
Sales	$583,098	$547,004	$451,931	$516,799	$459,414
Operating income (loss)	40,423	14,623	27,374	49,251	65,188
Income (loss) from continuing operations before income taxes	39,678	14,284	29,806	50,468	67,409
Income (loss) from continuing operations, net of income taxes	46,982	32,086	20,176	36,854	53,593
Income (loss) from discontinued operations, net of income taxes	—	—	405	(540)	17,599
Net income (loss)	46,982	32,086	20,581	36,314	71,192
Earnings per Share:
Continuing Operations:
Basic earnings (loss) per share	$1.16	$0.81	$0.52	$0.85	$1.25
Diluted earnings (loss) per share	$1.14	$0.79	$0.51	$0.84	$1.23
Discontinued Operations:
Basic earnings (loss) per share	$—	$—	$0.01	$(0.01)	$0.41
Diluted earnings (loss) per share	$—	$—	$0.01	$(0.01)	$0.41
Net Income (Loss):
Basic earnings (loss) per share	$1.16	$0.81	$0.53	$0.84	$1.66
Diluted earnings (loss) per share	$1.14	$0.79	$0.52	$0.83	$1.64

Basic weighted-average common shares outstanding	40,420	39,597	38,879	43,465	42,862
Diluted weighted-average common shares outstanding	41,034	40,667	39,447	43,954	43,419
Consolidated Balance Sheets Data:
Total assets	$684,569	$652,977	$537,242	$532,460	$504,239
*During the quarter ended December 31, 2013, the Company identified an error in the accounting for income taxes. This error accumulated gradually over many years and was caused by an inadequate process to reconcile worldwide tax accounts. The Company assessed the materiality of this item on previously issued financial statements in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and concluded that the error was not material to any of the individual annual or interim periods.

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
We operate in two reportable segments: Precision Power Products and Inverters. A summary of financial information for each reportable segment is found in Note 21 - Segment Information of our Consolidated Financial Statements.
Precision Power Products ("Precision Power") saw increased sales driven by improved conditions across many of the industries we serve. We have continued to grow and evolve the sale of our products and services in this segment by increasing our market share on existing applications as well as expanding into new markets, such as high voltage power supplies. Our Inverter segment saw decreased sales in 2014 driven by several macroeconomic factors in 2014 including a significant demand shift towards Asian markets, changes in currency exchange rates and increased price pressure driven by increased competition in core markets. However, the three-phase string product line continues to grow share in key markets and our 1 Megawatt ("1 MW") central inverter was selected for several major projects.
As always, we enter 2015 looking to strengthen our position and grow revenue through new products, design wins, new applications and geographical growth, continuously emphasizing margin expansion, cash generation and cost improvement.
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
Revenue Recognition
We recognize revenue from product sales upon transfer of title and risk of loss to our customers provided that there is evidence of an arrangement, the sales price is fixed or determinable, and the collection of the related receivable is reasonably assured. In most transactions, we have no obligations to our customers after the date products are shipped, other than pursuant to warranty obligations. For customers purchasing our Inverters products, we provide installation, support, and services after the product has been shipped. For arrangements containing these additional elements, we allocate revenue based on vendor specific objective evidence of the selling price of each individual element of the arrangement. As we also sell these additional elements separately, the evidence is our selling price for those elements when sold separately. We defer the revenue of any undelivered elements until the undelivered element is delivered. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of sales.
We maintain a credit approval process and we make significant judgments in connection with assessing our customers’ ability to pay at the time of shipment. The customers purchasing our Inverters products require larger credit limits than those purchasing our Precision Power products. Despite this assessment, from time to time, our customers are unable to meet their payment obligations. We continuously monitor our customers’ credit worthiness, and use our judgment in establishing a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, a significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of accounts receivable and our future operating results. Additionally, if our credit loss rates prove to be greater than we currently estimate, we could record additional reserves for doubtful accounts.
Inventory
We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Demand for our products can fluctuate significantly. Our industry is subject to technological change, new product development, and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments in excess of our current estimates could have a significant impact on the value of our inventory and our reported operating results. In the fourth quarter of 2014, we recorded an inventory impairment of $13.3 million due to our decision to eliminate certain Inverter product lines.

Warranty Costs
We provide for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. We offer warranty coverage for a majority of our precision power products for periods typically ranging from 12 to 24 months after shipment. We warrant our inverter products for five to ten years and provide the option to purchase additional warranty coverage up to 20 years. We estimate the anticipated costs of repairing our products under such warranties based on the historical costs of the repairs. The assumptions we use to estimate warranty accruals are reevaluated periodically, in light of actual experience, and when appropriate, the accruals are adjusted. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations.
Intangible Assets, Goodwill and Other Long-Lived Assets
As a result of our acquisitions, we recorded intangible assets and goodwill. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing, as well as testing upon the occurrence of any event that indicates a potential impairment. The annual impairment test can be performed using an assessment of qualitative factors in determining if it is more likely than not that goodwill is impaired. If this assessment indicates that it is more likely than not that goodwill is impaired, then the next step of impairment testing compares the fair value of a reporting unit to its carrying value. Goodwill would be impaired if the resulting implied fair value of goodwill was less than the recorded carrying value of the goodwill. In 2014, we performed an assessment of qualitative factors for our annual impairment test of the goodwill associated with each of our Inverters business unit and our Precision Power business unit. The factors reviewed included macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance of each business unit. This assessment resulted in the conclusion that there was no impairment of goodwill in either business unit in 2014. For the 2014 annual impairment test of goodwill associated with our Inverters business unit, we also performed a quantitative analysis by comparing the fair value of the Inverters business unit to its carrying value. This analysis used projected future cash flows and market multiples of comparable companies to arrive at the fair value of the Inverters business unit. The analysis of the Inverters business unit resulted in the conclusion that there was no impairment of goodwill in 2014.
Finite-lived intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows and other fair value measurements. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets, long-lived assets, and goodwill may be impaired and the resulting charge to operations may be material. Additionally, the estimation of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates could result in significant revisions to our carrying value of these assets and may result in material charges to our results of operations
As a result of the acquisition of the three phase string inverter product line, we assessed the overall Inverter product line for product optimization in 2013. Through this assessment, it was determined that the intangible assets related to products acquired from PV Powered were impaired. We performed an analysis using projected future cash flows and determined their carrying value was impaired resulting in an impairment of $31.9 million in 2013.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that we believe are appropriate, as well as the related net interest and penalties.

Business Environment and Trends
SEMICONDUCTORS
Investment in semiconductor capital equipment spending increased overall worldwide by roughly 16% in 2014. After entering into 2014 with a very strong first quarter, there was a pause in investments through the middle of the year. A very strong Q4 resulted in an overall strong year for investments, with the DRAM market driving a significant portion of the growth.
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
Looking forward, we believe that semiconductor equipment investment will be up in the range of 5-10%, although strong DRAM market demand, driven by mobile and enterprise DRAM, will see a continued investment in 20 nm capacity. In the NAND market, we believe investment in planar technology will continue and 3D NAND investments will increase in the second half. We anticipate that investment in FinFET technology will occur in 2015, keeping Foundry investments slightly up from the investment levels in 2014. As AE is a leader in advanced RF pulsing technologies and matching networks with enabling tune-while-pulsing capabilities for plasma control, we should be well positioned to continue market penetration in related etch, PECVD, and physical vapor deposition (“PVD”) applications.
FLAT PANEL DISPLAY
Growth in our flat panel display ("FPD") market is driven by both capacity expansion and investment in new technologies, particularly in the development of next-generation high-definition liquid crystal display (“LCD”) and AMOLED displays for TVs, smart phones, tablet computers and wearable devices. Large area LCD demand will be strong in 2015 with an improved outlook for larger and higher definition TVs. In 2014, FPD investment was driven by generation 8 LCD capacity addition in China. Overall, we expect flat panel display sales in 2015 to be up slightly, as customers continue investing in generation 8 LCD capacity in China, with generation 8 AMOLED being pushed into future years.
We believe we are well-positioned to benefit from growth in PVD process technologies where we hold strong technology and market positions. Similar to the semiconductor market, Korean FPD PVD equipment suppliers continue to capture market share in FPD. Our continued investment in expanded localized Korean capabilities brings us closer to the advanced technologies and manufacturing processes our customers implement in their factories, enhancing our responsiveness to their evolving needs.
THIN FILM RENEWABLES
Demand for our crystalline silicon ("c-Si") PV remained challenged through 2014. Declines in PV module prices, along with an oversupply of panel and capital equipment, kept thin-film renewables sales low throughout 2014. PV capacity additions through 2015 are being driven through an increase in efficiencies from improved wafer quality and consolidation of lower tier c-Si manufacturers with distressed capacity, without significant CapEx investment. This scenario will continue to have an adverse impact on our sales in this market for the foreseeable future.
Thin film solar manufacturing process for copper indium gallium selenide ("CIGS") and cadmium telluride ("CdTe") will drive limited capacity and technology buys as the technology matures; therefore, the relative market share of thin film renewables in CIGS and CdTe should remain constant for the foreseeable future. Our power conversion technologies for both AC and DC sputtering are well-positioned in these markets and we will benefit from increased demand as panels with thin film technologies improve efficiencies.
INDUSTRIAL MARKETS
Throughout 2014, demand for our products used in many industrial thin film coating markets increased, particularly in industrial manufacturing areas for products such as automotive parts, machine tools, electro-magnetic interference (“EMI”) films, aesthetic, optical and tribological coatings. We expect this demand to continue in 2015. AE will continue to strengthen its position in these markets through internal development and potential acquisition of complimentary product lines. These complimentary products will also allow us to participate in emerging and established precision power conversion applications by delivering customers value through improved process control with more flexibility to address diverse application requirements.

INVERTER
Beginning in 2013, several factors began to adversely impact the profitability of the inverter markets. Price competition among inverter manufacturers intensified as customers sought to drive down project costs in response to falling government incentives for solar and U.S. and E.U. tariffs placed on solar panels imported from China and Taiwan.  Lower average selling prices resulted in less variable margin to absorb fixed overhead and ultimately lower gross profit to cover operating expenses.  Every grid connected solar system requires inverters.
Revenue growth will be less than installation growth due to intense price pressure globally as incentives decrease in key markets including Japan, Europe and parts of the US market, while developing markets also contribute to price pressure since there are little to no incentives in these markets and projects compete by delivering unsubsidized low cost energy in most cases.  These projects are enabled by rising electricity rates that are coupled with falling solar project costs.
With the expansion of our three-phase string product line to higher output products that serve more markets we are poised to participate in the continuing trend of using three-phase string inverters for a growing set of applications globally while we continue to derive benefits from our core markets with continued growth of the US commercial and utility markets and the nascent recovery of the overall European market.
On December 22, 2014, we announced that we are seeking strategic alternatives with regards to our continued involvement in the Inverter segment and the outcome of this process is uncertain.
Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward. Our results of operations include the results of Solvix for the period November 8, 2012 through December 31, 2012 and for the full years ended December 31, 2013 and 2014. Results of operations include the results of Refusol for the period April 8, 2013 through December 31, 2013 and for the full year ended December 31, 2014. Our results of operations include the results of PCM, HiTek, and UltraVolt from January 27, 2014, April 12, 2014, and August 4, 2014, respectively, through December 31, 2014. This discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, in Item 8 of this Annual Report on Form 10-K.
SEGMENT REPORTING IN FISCAL 2014
Advanced Energy is organized into two reportable segments - Precision Power Products ("Precision Power") and Inverters. The Precision Power segment principally serves our OEM and end customers in the semiconductor, flat panel display, solar panel, and other capital equipment markets, while the Inverters segment focuses primarily on commercial and utility-scale solar projects and installations, selling primarily to distributors, Engineering, Procurement, and Construction contractors ("EPC"s ), developers, and utility companies. Utilizing these reportable segments enables greater focus on each business’ unique needs and requirements, allowing each to expand and accelerate our growth by better serving each of these very different industries.
The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Sales	$583,098	$547,004	$451,931
Gross profit	194,029	210,136	167,746
Operating expenses	153,606	195,513	140,372
Operating income	40,423	14,623	27,374
Other income (expense)	(745)	(339)	2,432
Income from continuing operations before income taxes	39,678	14,284	29,806
Provision (benefit) for income taxes	(7,304)	(17,802)	9,630
Income from continuing operations, net of income taxes	$46,982	$32,086	$20,176

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Consolidated Statements of Operations:

	Years Ended December 31,
	2014	2013	2012
Sales	100.0%	100.0%	100.0%
Gross profit	33.3%	38.4%	37.1%
Operating expenses	26.3%	35.8%	31.2%
Operating income	7.0%	2.6%	5.9%
Other income (expense)	(0.1)%	(0.1)%	0.5%
Income from continuing operations before income taxes	6.9%	2.5%	6.4%
Provision (benefit) for income taxes	(1.3)%	(3.3)%	2.1%
Income from continuing operations, net of income taxes	8.2%	5.8%	4.3%
SALES
The following tables summarize annual net sales, and percentages of net sales, by segment for each of the years ended 2014, 2013, and 2012 (in thousands):

	Years Ended December 31,			Increase/ (Decrease)		Percent Change
	2014	2013	2012	2014 v. 2013	2013 v. 2012	2014 v. 2013	2013 v. 2012
Precision Power Products:
Semiconductor capital equipment market	$234,223	$176,230	$134,216	$57,993	$42,014	32.9%	31.3%
Non-semiconductor capital equipment	78,585	70,575	51,023	8,010	19,552	11.3%	38.3%
Global Support	48,961	49,730	50,096	(769)	(366)	(1.5)%	(0.7)%
Total Precision Power Products	361,769	296,535	235,335	65,234	61,200	22.0%	26.0%
Inverters	221,329	250,469	216,596	(29,140)	33,873	(11.6)%	15.6%
Total sales	$583,098	$547,004	$451,931	$36,094	$95,073	6.6%	21.0%

	Years Ended December 31,
	2014	2013	2012
Precision Power Products:
Semiconductor capital equipment market	40.1%	32.2%	29.7%
Non-semiconductor capital equipment	13.5%	12.9%	11.3%
Global Support	8.4%	9.1%	11.1%
Total Precision Power Products	62.0%	54.2%	52.1%
Inverters	38.0%	45.8%	47.9%
Total sales	100.0%	100.0%	100.0%
Total Sales
Total sales for the twelve months ended December 31, 2014 increased 6.6% to $583.1 million from $547.0 million for the twelve months ended December 31, 2013. The increase in sales was driven by an increase in spending in the semiconductor market, with large capital investments being made for new production capacity. Additionally, the acquisitions of high voltage and power control module product lines drove higher sales in the industrial business.
Total sales increased 21.0% to $547.0 million in 2013 as compared to $451.9 million in 2012. The increase in sales was driven by an increase in spending in the semiconductor market. A majority of this increase was a result of large capital investment for technology changes in the Precision Power flat panel display market made during the early part of 2013 and, to a lesser extent, demand for our products in the semiconductor market. Additionally, the acquisition of the three-phase string inverter product line drove higher sales in our inverter business.

Precision Power Products
Results for Precision Power for the twelve months ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Sales	$361,769	$296,535	$235,335
Operating Income	95,214	64,790	22,804
2014 SALES COMPARED TO 2013
Precision Power sales for 2014 increased 22.0% as compared to 2013, reflecting increasing strength in the semiconductor market as well as the industrial market.
In 2014, sales in our thin film semiconductor market increased 32.9% to $234.2 million, or 40.1% of sales, from $176.2 million, or 32.2% of sales in 2013. This increase was driven by a strong increase in capital investments in the second half of 2014 and our increasing presence in etch applications from design wins for our new RF pulsing technology products. Additionally, our high voltage product line acquisitions added to our semiconductor market sales.
Sales to the non-semiconductor capital equipment markets increased 11.3% to $78.6 million, or 13.5% of sales in 2014, from $70.6 million, or 12.9% of sales in 2013. The markets that comprise our non-semiconductor capital equipment markets include flat panel display, thin film renewables, data storage, architectural glass, and other industrial thin-film manufacturing equipment markets such as automotive parts and optical coatings. Our customers in these markets are predominantly large OEMs. Our acquisitions of high voltage and power control module product lines were a primary driver of the increase in the non-semiconductor market.
Sales to customers in the flat panel display market decreased 53.3% to $12.1 million, or 2.1% of total sales in 2014 as compared to $25.8 million, or 4.7% of total sales in 2013. This decrease was the result of a product portfolio decision to exit a lower profit area of the market. Additionally, saturation in the touch panel market reduced our overall flat panel display market sales.
Sales to customers in the thin film renewables market decreased 52.0% at $2.0 million, or 0.3% of total sales in 2014 as compared to $4.2 million, or 0.8% of total sales in 2013. Sales related to architectural glass also decreased slightly in 2014 as economic conditions and Chinese government infrastructure investments slowed.
Global support revenue decreased by 1.6% for 2014 to $49.0 million, or 8.4% of total sales, as compared to $49.8 million, or 9.1% of total sales in 2013. Despite slight market share loss early in the year, the latter half of 2014 saw an increase in sales due to market share gains in break/fix repairs. We expect this growth to continue in 2015, as key end users move back to AE and away from third party repairs. Additionally, our non-break/fix business saw accelerated growth in upgrades and retrofits of older AE Legacy products in the second half of 2014, which we expect to continue in 2015 driven by increased fab utilization, technology node changes, and process tool repurposing to meet higher capacity demands for microelectromechanical systems ("MEMS"). This, combined with the strengthening of our OEM partnerships to expand service offerings, will continue to drive growth in our service revenue.
2013 SALES COMPARED TO 2012
Precision Power sales for 2013 increased 26.0% as compared to 2012 reflecting increasing strength in the semiconductor markets as well as flat panel display.
In 2013, sales in our thin film semiconductor market increased 31.3% to $176.2 million, or 32.2% of sales, from $134.2 million or 29.7% of sales in 2012, driven by a strong increase in capital investment in the second half of 2013 as well as our investment in R&D centers worldwide, which we believe has allowed us to become embedded in our customers' design processes. We believe this has allowed us to increase our customer base in Korea and Japan and led to design wins in etch, PVD, and PECVD applications. Furthermore, we believe our investment in RF pulsing technology and products has allowed us to grow our presence in etch applications.
Sales to the non-semiconductor capital equipment markets increased 38.3% to $70.6 million, or 12.9% of sales in 2013, from $51.0 million, or 11.3% of sales in 2012. The markets that comprise our non-semiconductor capital equipment markets include flat panel display, thin film renewables, data storage, architectural glass, and other industrial thin film manufacturing equipment markets. Our customers in these markets are predominantly large OEMs. The flat panel display and architectural glass markets are the primary drivers of the increase in the non-semiconductor market in 2013.

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
Global support revenue for 2013 decreased 0.7% to $49.8 million, or 9.1% of total sales, as compared to $50.1 million, or 11.1% of total sales in 2012. The later half of 2013 saw an increase in sales due to interest in upgrades and refurbishment programs, coupled with our preventative maintenance programs. We are gaining customer share through our 'fab-wide' solutions offerings and we expect these strengthened relationships and offerings to continue.
    Applied Materials Inc., our largest customer, accounted for $109.0 million or 18.7% of our sales in 2014; $97.0 million, or 17.4% of our sales in 2013; and $63.9 million, or 14.1%, of our sales in 2012. Our sales to Applied Materials Inc. included sales for the semiconductor capital equipment market, as well as the solar and flat panel display markets.
Inverters
Results for Inverters for the twelve months ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Sales	$221,329	$250,469	$216,596
Operating income (loss)	(52,435)	(3,772)	14,003
Inverters sales decreased $29.1 million, or 11.6%, to $221.3 million in 2014, as compared to $250.5 million in 2013. Inverters comprised 38.0% of total sales in 2014 as compared to 45.8% in 2013. Solar inverter sales were negatively impacted by a several macroeconomic factors in 2014 including a significant demand shift towards Asian markets, changes in currency exchange rates and increased price pressure driven by increased competition in core markets.  However, our three-phase string product line continues to grow share in key markets and our 1MW central inverter was selected for several major projects.
Inverters sales increased $33.9 million, or 15.6%, to $250.5 million in 2013, as compared to $216.6 million in 2012. Inverters comprised 45.8% of total sales in 2013 as compared to 47.9% in 2012. The addition of our three-phase string inverter product line in April as well as fourth quarter shipments of our new product offering, the 1 MW, have contributed to this increase in sales. These increases were partially offset by our product rationalization strategy in which we have started to phase out a portion of our transformer-based inverter line.
GROSS PROFIT
Our gross profit was $194.0 million or 33.3% of revenue in 2014 compared to $210.1 million or 38.4% of revenue in 2013. The decrease was primarily driven by an industry decline in sales price, the $13.3 million inventory impairment in 2014, and an increase in warranty expenses related to the launch of new products to the market.
Gross profit was $210.1 million, or 38.4% of revenue in 2013 and $167.7 million, or 37.1% of revenue in 2012. The increase in terms of absolute dollars was a result of higher sales in the Precision Power segment as demand increased in all of the markets we serve, as well as the addition of the string inverter product line acquired by the Inverter business in April 2013. The slight increase in gross margin as a percentage of sales for the year is due the overall revenue mix shift between our Precision Power business, which yields a higher gross margin, and lower-margin Inverter sales. In the fourth quarter of 2014, we recorded an inventory impairment of $13.3 million due to our decision to eliminate certain historical Inverter product lines.
Operating income of each segment does not include restructuring charges as these are considered a corporate expense.

OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the years ended 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014		2013		2012
Research and development	$59,032	10.1%	$58,314	10.7%	$58,076	12.9%
Selling, general, and administrative	83,852	14.4%	84,662	15.5%	69,127	15.3%
Amortization of intangible assets	8,366	1.4%	6,142	1.1%	5,696	1.3%
Restructuring charges	2,356	0.4%	46,395	8.5%	7,473	1.7%
Total operating expenses	$153,606	26.3%	$195,513	35.8%	$140,372	31.2%
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
In April 2014, we committed to a restructuring plan to take advantage of additional cost savings opportunities in connection with our acquisitions and realignment to a single organizational structure based on product line. The plan calls for consolidating certain facilities and rebranding of products which will allow us to use our resources more efficiently. This plan was completed as of December 31, 2014.
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
Research and development expenses for the twelve months ended December 31, 2014 increased $0.7 million from the same period in 2013. The increase is mainly due to the addition of PCM, HiTek, and UltraVolt, as well as a full year of Refusol expense.
The increase in research and development expenses of $0.2 million in the twelve months ended December 31, 2013 as compared to the same period in 2012 was primarily due to the addition of our three-phase string inverter product line and was significantly offset by the cost savings experienced from restructuring efforts under the 2011 restructuring plan.
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
Selling general and administrative ("SG&A") expenses decreased $0.8 million in the twelve months ended December 31, 2014 as compared to the same period in 2013 primarily due to management of operational costs year over year.
SG&A expenses increased $15.5 million in the twelve months ended December 31, 2013 as compared to the same period in 2012. The increase is primarily due to the acquisition of the three-phase string inverter product line coupled with higher incentive compensation accruals as a result of overall company performance.
Amortization Expense
Amortization expense was $8.4 million for the twelve months ended December 31, 2014, compared to $6.1 million for the same period ending December 31, 2013 and $5.7 million for the same period ending December 31, 2012. The increase of $2.2 million in 2014 is due primarily to the acquisitions of PCM, HiTek, and UltraVolt, which added $15.0 million, $12.6 million, and

$10.9 million, respectively, of amortizable intangible assets acquired. The increase of $0.4 million between 2012 and 2013 is due primarily to the acquisitions of Refusol and Solvix, which added $10.5 million and $8.2 million, respectively of amortizable intangible assets acquired which was partially offset by the impairment of intangible assets recorded in the second and third quarters of 2013. Our initial estimate of the impairment was recorded in the second quarter with the final value determined during the third quarter. As a result of the acquisition of the three-phase string inverter product line, we assessed the overall Inverters product line for product optimization, resulting in an impairment to the technology purchased from PV Powered. See Note 11 — Intangible Assets to our Consolidated Financial Statements for additional information on intangible assets and related future amortization.
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
In April 2014, we committed to a restructuring plan to take advantage of additional cost savings opportunities in connection with our acquisitions and realignment to a single organizational structure based on product line. The plan calls for consolidating certain facilities and rebranding of products which will allow us to use our resources more efficiently. This plan was completed as of December 31, 2014.
Other Income
Other income consists primarily of interest income and expense, foreign exchange gains and losses, and other miscellaneous items.
Interest income (expense) for the twelve month periods ending December 31, 2014, 2013, and 2012 was $(0.2) million, $(0.3) million, and $0.6 million, respectively. The change between 2014 and 2013 was driven by reductions in interest income due to lower marketable securities held during the year. In 2013, interest rates remained very low which resulted in interest income remaining flat vs. 2012.
Other income (expense), net was $(0.7) million in 2014, $(0.3) million in 2013 and $2.4 million in 2012. The change between 2014 and 2013 is primarily due to the fluctuation in foreign exchange rates. The change from 2013 and 2012 is primarily due to the gain on the sale of fixed assets of $1.9 million related to ending our contract manufacturing agreement with HML that was recorded in 2012.
Provision for Income Taxes
We recorded a 2014 income tax benefit of $7.3 million, or an effective tax rate of (18.8%). The effective rate differs from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, federal research and development tax credit benefit, state income tax benefits, and tax expense associated with current period uncertain tax positions. Additionally, the Company recognized significant tax benefit related to restructuring expenses in the U.S. and Germany attributable to our Inverter segment.
We recorded a 2013 income tax benefit of $17.8 million, or an effective tax rate of (124.6%). The effective rate differs from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, federal tax credits, state income tax benefits, the release of uncertain tax positions, and, a domestic production activity benefit. Additionally, the Company recognized significant tax benefit related to restructuring expenses incurred primarily in the U.S.
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
The non-GAAP results presented below exclude the impact of restructuring charges, stock-based compensation, amortization of intangible assets, acquisition-related costs, and nonrecurring tax release items (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income, net of tax, as reported	$46,982	$32,086	$20,176
Adjustments, net of tax:
Restructuring charges	1,931	30,235	4,775
Non-GAAP income, net of tax, excluding restructuring charges	48,913	62,321	24,951
Adjustments, net of tax:
One-time gain on sale of flow assets	—	—	(1,452)
Acquisition-related costs	718	993	—
Stock-based compensation	4,468	12,010	8,103
Amortization of intangible assets	7,205	5,342	3,629
Nonrecurring inventory impairment	9,058	—	—
Nonrecurring tax release items	—	(5,608)	—
Nonrecurring executive severance	800	—	—
Non-GAAP income, net of tax	$71,162	$75,058	$35,231

Diluted weighted-average common shares outstanding	41,034	40,667	39,447
Non-GAAP Earnings Per Share excluding restructuring charges	$1.19	$1.53	$0.63
Non-GAAP Earnings Per Share	$1.73	$1.85	$0.90
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
At December 31, 2014, we had $128.4 million in cash, cash equivalents, and marketable securities. We believe that adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.
At December 31, 2014, we had $48.0 million of cash, cash equivalents, and marketable securities held by foreign subsidiaries. Except as required under U.S. tax laws, we do not provide for U.S. taxes on the undistributed earnings of our foreign subsidiaries since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected.
On October 12, 2012, we entered into an agreement with Wells Fargo Bank, National Association which provides for a secured revolving credit facility ("Credit Facility") of up to $49.4 million. As of December 31, 2014, we had $49.4 million of availability on our Wells Fargo Credit Facility. Borrowings under the Credit Facility are subject to a borrowing base based upon our accounts receivable and inventory and are available for various corporate purposes. The Credit Facility provides us further flexibility for execution of our strategic plans including acquisitions. Refusol initially had two outstanding notes with various banks that provided up to12.0 million Euros of borrowing, which we assumed in the acquisition. During the year ended December 31, 2014 the last of the revolving lines was repaid and canceled. As of December 31, 2014, there was no outstanding balance on these notes. For more information on these Credit Facilities, see Note 22. Credit Facilities in Part II Item 8 of this Form 10-K.
In May 2014, our Board of Directors authorized a program to repurchase up to $25.0 million of our stock over a twelve-month period. Under this program, during the twelve months ended December 31, 2014, we repurchased and retired 1.4 million shares of our common stock for a total of $25.0 million. We completed the share repurchase program in the second quarter of 2014. All shares repurchased were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.
CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing, activities is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$75,586	$35,316	$110,777
Net cash used in investing activities	(54,996)	(70,926)	(24,527)
Net cash provided by (used in) financing activities	(32,480)	26,313	(54,864)
Effect of currency translation on cash	(950)	858	(2,461)
Increase (decrease) in cash and cash equivalents	(12,840)	(8,439)	28,925
Cash and cash equivalents, beginning of the period	138,125	146,564	117,639
Cash and cash equivalents, end of the period	$125,285	$138,125	$146,564
2014 CASH FLOWS COMPARED TO 2013
Net cash provided by operating activities
Net cash provided by operating activities for the twelve months ended December 31, 2014 was $75.6 million, compared to $35.3 million for the same period ended December 31, 2013. The increase of $40.3 million in net cash flows from operating activities is primarily due to the increase in net income, and decreases in accounts receivable and inventory. The overall increase in sales discussed above resulted in higher collections throughout the year while inventory have decreased as we focus our investment in our Inverters product line.
Net cash used in investing activities
Net cash used in investing activities for the twelve months ended December 31, 2014 was $55.0 million, a decrease of $15.9 million from the prior year. The decrease is the result of the lower cash used for the acquisitions of Power Control Modules, HiTek and Ultravolt compared to the acquisition of Refusol in 2013.
Capital expenditures in 2014 were slightly lower than 2013 and are expected to remain at current levels. We expect to fund future capital expenditures with cash generated from operations.
Net cash provided by (used in) financing activities
Net cash used in financing activities in the twelve months ended December 31, 2014 was $32.5 million, a $58.8 million change from the $26.3 million generation of cash in the same period of 2013. This was primarily due to the settlement of performance stock units in cash of $11.2 million in the first quarter of 2014, coupled with the completion of the $25.0 million stock buyback program. Additionally, the exercise of stock options provided $15.8 million of cash in 2014 as compared to $26.3 million in 2013. Furthermore, the paydown of the Commerzbank and Bayern notes utilized $16.3 million in cash in 2014.

2013 CASH FLOWS COMPARED TO 2012
Net cash provided by operating activities
Net cash provided by operating activities for the twelve months ended December 31, 2013 was $35.3 million, compared to $110.8 million for the same period ended December 31, 2012. The decrease of $75.5 million in net cash flows from operating activities was primarily due to increases in accounts receivable and inventory coupled with higher payments of taxes due to improved operating results. The overall increase in sales discussed above resulted in higher accounts receivable balances while inventory has increased in anticipation of higher shipment volumes of our new 1 megawatt inverter product which began shipping late in the fourth quarter. Restructuring activities resulted in payments for severance and facility closing costs further impacting cash from operations.
Net cash flows used in investing activities
Net cash used in investing activities for the twelve months ended December 31, 2013 was $70.9 million, an increase of cash used of $46.4 million from the prior year. The increase was the result of the cash payment of $75.4 million, net of cash acquired, for the acquisition of Refusol. Investments in marketable securities generated cash in 2013 as it was needed to fund the acquisition while there was very little net cash from investments in 2012. Capital expenditures in 2013 were consistent with 2012.
Net cash flows provided by (used in) financing activities
Net cash used in financing activities in the twelve months ended December 31, 2013 was $26.3 million, a $81.2 million change from the cash provided by financing activities of $54.9 million in the same period of 2012. As the value of our stock continued its increase in 2013, many holders of options began exercising their options generating $26.3 million of cash.
Effect of currency translation on cash
The effect of foreign currency translations on cash changed $1.8 million to a $1.0 million negative impact for the year ended December 31, 2014 compared to a $0.9 million positive impact for the year ended December 31, 2013. The net effect of foreign currency translations on cash changed $3.3 million to a $0.9 million positive impact for the year ended December 31, 2013 compared to a $2.5 million negative impact for the year ended December 31, 2012.
The functional currencies of our worldwide operations primarily include U.S. dollar ("USD"), Japanese Yen ("JPY"), Chinese Yuan Renminbi ("CNY"), New Taiwan Dollar ("TWD"), South Korean Won ("KRW"), British Pound ("GBP"), Swiss Franc ("CHF"), Canadian Dollar ("CAD") , Euro ("EUR"), and Indian Rupee ("INR"). Our purchasing and sales activities are primarily denominated in USD, JPY, CNY, and EUR. The change in these key currency rates during the twelve months ended December 31, 2014 and 2013 are as follows:

		Year Ended December 31,
From	To	2014	2013	2012
CNY	USD	(2.4)%	2.9%	1.2%
EUR	USD	(12.0)%	4.2%	2.0%
JPY	USD	(12.1)%	(17.6)%	(10.7)%
KRW	USD	(3.9)%	0.7%	9.3%
TWD	USD	(5.3)%	(3.0)%	4.6%
GBP	USD	(5.9)%	1.9%	4.9%
CAD	USD	(8.6)%	(6.6)%	3.0%
CHF	USD	(10.2)%	2.5%	2.6%
INR	USD	(2.11)%	(11.3)%	(3.3)%
Off Balance Sheet Arrangements
We have no off-balance sheet arrangements or variable interest entities except for our commitment to fund our defined benefit obligation in the amount of $0.8 million per year through 2024. For more information on the defined benefit obligation, please see Note 15 - Retirement Plans of our Consolidated Financial Statements.

Contractual Obligations
The following table sets forth our future payments due under contractual obligations as of December 31, 2014 (in thousands):

		Less than			More than 5
	Total	1 year	1 -3 years	3-5 years	years
Operating lease obligations	$21,717	$5,319	$5,213	$4,024	$7,161
Purchase obligations	58,746	58,746	—	—	—
Total	$80,463	$64,065	$5,213	$4,024	$7,161
As of December 31, 2014, we have recorded liabilities of $8.0 million related to uncertain tax positions including accrued interest and penalties. Because of the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table. Purchase obligations include firm commitments and agreements with various suppliers to ensure the availability of components.
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
As of December 31, 2014, our investments consisted primarily of certificates of deposit with maturity of less than 1 years. As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by a nominal amount.
We had no debt outstanding as of December 31, 2014. Assuming a full drawdown on all outstanding loan agreements subject to variable interest rates, and holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $0.5 million over the course of 12 months.
Foreign Currency Exchange Rate Risk
We are impacted by changes in foreign currency exchange rates through sales and purchasing transactions when we sell products and purchase materials in currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies of our worldwide facilities primarily include the USD, EUR, KRW, TWD, GBP, and CNY. Our purchasing and sales activities are primarily denominated in the USD, JPY, EUR and CNY. We may be impacted by changes in the relative buying power of our customers, which may impact sales volumes either positively or negatively. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions and labor.
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

We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Advanced Energy Industries, Inc.

We have audited the internal control over financial reporting of Advanced Energy Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of UltraVolt, Inc. and HiTek Power Group, two wholly-owned subsidiaries, whose aggregate financial statements reflect total assets and revenues constituting 8.5 and 3.9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. As indicated in Management’s Report, UltraVolt, Inc. and HiTek Power Group were acquired during 2014. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of UltraVolt, Inc. and Hitek Power Group.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Denver, Colorado
February 26, 2015

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,285	$138,125
Marketable securities	3,083	11,568
Accounts receivable, net of allowances of $3,035 and $2,920, respectively	124,150	125,782
Inventories, net of reserves of $41,080 and $15,349, respectively	95,082	109,771
Deferred income tax assets	14,011	10,746
Income taxes receivable	5,555	10,027
Other current assets	9,588	10,950
Total current assets	376,754	416,969
Property and equipment, net	28,976	34,888

Deposits and other	2,052	2,421
Goodwill	203,329	157,800
Other intangible assets, net	47,074	19,411
Deferred income tax assets	26,384	21,488
Total assets	$684,569	$652,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,040	$55,623
Income taxes payable	1,495	2,324
Accrued payroll and employee benefits	13,479	12,892
Accrued warranty expense	17,769	10,198
Other accrued expenses	19,970	20,704
Customer deposits	6,817	6,955
Notes payable	—	13,661
Total current liabilities	112,570	122,357

Deferred income tax liabilities	1,439	1,500
Uncertain tax positions	6,484	5,781
Accrued warranty expense	18,352	11,869
Long term deferred revenue	47,246	43,171
Other long-term liabilities	23,513	3,837
Total liabilities	209,604	188,515
Commitments and contingencies (Note 17)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 40,613 and 40,504
issued and outstanding, respectively	41	41
Additional paid-in capital	237,752	251,550
Retained earnings	226,396	179,414
Accumulated other comprehensive income	10,776	33,457
Total stockholders’ equity	474,965	464,462
Total liabilities and stockholders’ equity	$684,569	$652,977
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
SALES	$583,098	$547,004	$451,931
COST OF SALES	389,069	336,868	284,185
GROSS PROFIT	194,029	210,136	167,746
OPERATING EXPENSES:
Research and development	59,032	58,314	58,076
Selling, general, and administrative	83,852	84,662	69,127
Amortization of intangible assets	8,366	6,142	5,696
Restructuring charges and asset impairment	2,356	46,395	7,473
Total operating expenses	153,606	195,513	140,372
OPERATING INCOME	40,423	14,623	27,374
Interest income (expense)	(230)	(320)	607
Other income (expense), net	(515)	(19)	1,825
Total other income (expense)	(745)	(339)	2,432
Income from continuing operations before income taxes	39,678	14,284	29,806
Provision (benefit) for income taxes	(7,304)	(17,802)	9,630
INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	46,982	32,086	20,176
Income from discontinued operations, net of income taxes	—	—	405
NET INCOME	$46,982	$32,086	$20,581

Basic weighted-average common shares outstanding	40,420	39,597	38,879
Diluted weighted-average common shares outstanding	41,034	40,667	39,447
EARNINGS PER SHARE:
CONTINUING OPERATIONS:
BASIC EARNINGS PER SHARE	$1.16	$0.81	$0.52
DILUTED EARNINGS PER SHARE	$1.14	$0.79	$0.51
DISCONTINUED OPERATIONS
BASIC EARNINGS (LOSS) PER SHARE	$—	$—	$0.01
DILUTED EARNINGS (LOSS) PER SHARE	$—	$—	$0.01
NET INCOME:
BASIC EARNINGS PER SHARE	$1.16	$0.81	$0.53
DILUTED EARNINGS PER SHARE	$1.14	$0.79	$0.52

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$46,982	$32,086	$20,581
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(23,214)	3,733	1,188
Unrealized gains (losses) on marketable securities	533	(1)	10
Comprehensive income	$24,301	$35,818	$21,779

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2012 as revised*	41,956	$42	$254,003	$126,747	$28,527	$409,319
Stock issued from equity plans	691	1	3,721	—	—	3,722
Stock-based compensation	—	—	12,720	—	—	12,720
Excess tax benefit from stock-based compensation	—	—	(811)	—	—	(811)
Stock buyback	(4,656)	(5)	(57,113)	—	—	(57,118)
Comprehensive income:
Equity adjustment from foreign currency translation	—	—	—	—	1,188	1,188
Unrealized holding gains	—	—	—	—	10	10
Net income	—	—	—	20,581	—	20,581
Total comprehensive income	—	—	—	20,581	1,198	21,779
Balances, December 31, 2012 as revised*	37,991	$38	$212,520	$147,328	$29,725	$389,611
Stock issued from equity plans	2,513	3	26,334	—	—	26,337
Stock-based compensation	—	—	13,742	—	—	13,742
Excess tax benefit from stock-based compensation	—	—	(1,046)	—	—	(1,046)
Stock buyback	—	—	—	—	—	—
Comprehensive income:
Equity adjustment from foreign currency translation	—	—	—	—	3,733	3,733
Unrealized holding losses	—	—	—	—	(1)	(1)
Net income	—	—	—	32,086	—	32,086
Total comprehensive income	—	—	—	32,086	3,732	35,818
Balances, December 31, 2013	40,504	$41	$251,550	$179,414	$33,457	$464,462
Stock issued from equity plans	1,485	1	15,830	—	—	15,831
Stock-based compensation	—	—	4,993	—	—	4,993
RSUs settled in cash	—	—	(11,198)	—	—	(11,198)
Excess tax benefit from stock-based compensation	—	—	1,576	—	—	1,576
Stock buyback	(1,376)	(1)	(24,999)	—	—	(25,000)
Comprehensive income:
Equity adjustment from foreign currency translation	—	—	—	—	(23,214)	(23,214)
Unrealized holding gains	—	—	—	—	533	533
Net income	—	—	—	46,982	—	46,982
Total comprehensive income	—	—	—	46,982	(22,681)	24,301
Balances at December 31, 2014	40,613	$41	$237,752	$226,396	$10,776	$474,965
*During the quarter ended December 31, 2013, the Company identified an error in the accounting for income taxes. This error accumulated gradually over many years and was caused by an inadequate process to reconcile worldwide tax accounts. The Company assessed the materiality of this item on previously issued financial statements in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and concluded that the error was not material to any of the individual annual or interim periods.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,982	$32,086	$20,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,919	18,871	17,786
Stock-based compensation expense	4,993	13,742	12,720
Benefit for deferred income taxes	(11,786)	(16,020)	(6,528)
Non-cash restructuring charges	—	36,599	1,284
Net loss on disposal of assets	971	1,197	286
Inventory impairment	13,320	—	—
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	4,203	(31,863)	49,577
Inventories	6,808	(12,006)	(375)
Other current assets	(327)	10,345	5,294
Accounts payable	(8,423)	(3,259)	(2,710)
Other current liabilities and accrued expenses	(8,000)	(352)	(961)
Income taxes	5,926	(14,024)	13,823
Net cash provided by operating activities	75,586	35,316	110,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(6,432)	(19,034)	(29,580)
Proceeds from sale of marketable securities	14,835	33,093	28,399
Proceeds from the sale of assets	(156)	—	2,200
Acquisitions, net of cash acquired	(57,138)	(75,374)	(15,313)
Purchases of property and equipment	(6,105)	(9,611)	(10,233)
Net cash used in investing activities	(54,996)	(70,926)	(24,527)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on lines of credit, net	(13,723)	1,103	—
Settlement of performance stock units	(11,198)	—	—
Payment of debt issuance costs	—	—	(562)
Purchase and retirement of common stock	(25,000)	—	(57,117)
Proceeds from exercise of stock options	15,831	26,337	3,723
Excess tax from stock-based compensation deduction	1,576	(1,046)	(811)
Other financing activities	34	(81)	(97)
Net cash provided by (used in) financing activities	(32,480)	26,313	(54,864)
EFFECT OF CURRENCY TRANSLATION ON CASH	(950)	858	(2,461)
INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	(12,840)	(8,439)	28,925
CASH AND CASH EQUIVALENTS, beginning of period	138,125	146,564	117,639
CASH AND CASH EQUIVALENTS, end of period	$125,285	$138,125	$146,564
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$234	$70	$17
Cash paid for income taxes	6,733	14,888	3,630
Cash received for refunds of income taxes	7,261	2,945	7,434
Cash held in banks outside the United States	47,966	29,068	36,185
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
As of December 31, 2014 the company has $0.8 million of cash received as a refund from a European tax authority included in cash and cash equivalents.  The cash is restricted as to immediate withdrawal until the tax authority completes its audit procedures.

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
At December 31, 2014, our accounts receivable from Applied Materials were $20.0 million, comprising 16.1% of our total accounts receivable. At December 31, 2013, our accounts receivable from Applied Materials were $22.0 million, comprising 17.4% of our total accounts receivable. No other customer balance exceeded 10% of our total accounts receivable balance at December 31, 2014 or December 31, 2013. We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.
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
Changes in allowance for doubtful accounts are summarized as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balances at beginning of period	$2,920	$4,589	$6,796
Additions - charged to expense	786	1,121	1,705
Deductions - write-offs, net of recoveries	(671)	(2,790)	(3,912)
Balances at end of period	$3,035	$2,920	$4,589
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
In the fourth quarter of 2014, we recorded an inventory impairment of $13.3 million due to our decision to eliminate certain historical Inverter product lines. This impairment is reflected in Cost of sales on our Consolidated Statements of Operations.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Intangible Assets, Goodwill and Other Long-Lived Assets — As a result of our acquisitions, we identified and recorded intangible assets and goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful lives. Goodwill is subject to annual impairment testing, as well as testing upon the occurrence of any event that indicates a potential impairment. Intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows.
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
The annual impairment test for goodwill can be performed using an assessment of qualitative factors in determining if it is more likely than not that goodwill is impaired. If this assessment indicates that it is more likely than not that goodwill is impaired, the next step of impairment testing compares the fair value of a reporting unit to its carrying value. Goodwill would be impaired if the resulting implied fair value of goodwill was less than the recorded carrying value of the goodwill. We performed an assessment of qualitative factors for our annual impairment test of the goodwill associated with our Inverters business in 2012 and the goodwill associated with our Precision Power business in 2013 and 2014. The factors reviewed included macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance of our solar inverter business. This assessment resulted in the conclusion that there is no impairment of goodwill in the respective years. For the 2013 and 2014 annual impairment tests of goodwill associated with our Inverters segment, we performed a quantitative analysis by comparing the fair value of the Inverters reporting unit to its carrying value. This analysis used projected future cash flows and market multiples of comparable companies to arrive at the fair value of the reporting. The analysis of the Inverters segment resulted in the conclusion that there is no impairment of goodwill in 2013 or 2014.
Revenue Recognition — We recognize revenue from product sales upon transfer of title and risk of loss to our customers provided that there is evidence of an arrangement, the sales price is fixed or determinable, and the collection of the related receivable is reasonably assured. In most transactions, we have no obligations to our customers after the date products are shipped, other than pursuant to warranty obligations. For customers purchasing our Inverters products, we provide installation, support, and services after the product has been shipped. For arrangements containing these additional elements, we allocate revenue based on vendor specific objective evidence of the selling price of each individual element of the arrangement. As we also sell these additional elements separately, the evidence is our selling price for those elements when sold separately. We defer the revenue of any undelivered elements until the undelivered element is delivered. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of sales.
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
We also provide our customers with extended warranty and preventive maintenance service contract options on the products we sell. Any up-front fees received for extended warranties or maintenance plans are deferred and recognized ratably over the service periods, as defined in the agreements. We deferred revenue related to extended warranties totaling $47.2 million as of December 31, 2014 and $43.2 million as of December 31, 2013, including the current portion.
Based on the credit worthiness of certain customers, we may require payment prior to the manufacture or shipment of products purchased by these customers. Cash payments received prior to shipment are recorded as customer deposits, a current

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability, and then recognized as revenue when appropriate based upon the revenue recognition criteria discussed earlier in this section. As of December 31, 2014 and December 31, 2013 the total amount of customer deposits was $6.8 million and $7.0 million, respectively. We do not offer price protection to customers, or allow returns, unless covered by our normal policy for repair of defective products.
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
Warranty Costs — We provide for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. We offer warranty coverage for a majority of our Precision Power products for periods typically ranging from 12 to 24 months after shipment. We warrant our Inverters products for five to ten years. We estimate the anticipated costs of repairing our products under such warranties based on the historical costs of the repairs. The assumptions we use to estimate warranty accruals are reevaluated periodically in light of the actual experience of each product platform. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We acquired all of the outstanding Solvix common stock for total consideration with a fair value of approximately $21.2 million consisting of cash payments totaling $16.0 million, net of cash acquired, and contingent consideration payable to the former shareholders of Solvix. The additional cash consideration of up to $7.9 million is payable to CPA Group if certain milestone targets are met during the year ending December 31, 2013 and certain financial targets are met in the three years ended December 31, 2015. The estimated fair value of this contingent consideration is approximately $5.3 million as of November 8, 2012, of which the remaining balance of $2.1 million is included in Other long-term liabilities on the Consolidated Balance Sheet.
Solvix is a manufacturer of power supplies for the surface treatment and thin films industry. Solvix manufactures products that bring plasma-based sputtering and cathodic arc deposition applications to Advanced Energy's existing product portfolio and is included in our Precision Power segment. Solvix has approximately 10 employees and had revenues of $5.2 million in its fiscal year ended September 30, 2012.
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
	$8,227
All assets and liabilities are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and together with Refusol Holding, "Refusol"). Refusol develops, manufactures, distributes and services photovoltaic inverters. The acquisition of Refusol is intended to broaden our portfolio and extend our geographic distribution.
Consideration paid totaled approximately $87.2 million, consisting of a cash payment of $75.4 million, net of cash acquired and a working capital reduction and assumption of debt totaling $11.9 million. The agreement called for additional cash consideration if certain stretch financial targets were met by our Inverters segment and Refusol, on a combined basis, at the end of the twelve (12) calendar months following April 1, 2013. These financial targets were not met.
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
	$10,500
During the first two quarters of 2014, we finalized the purchase price accounting of Refusol and made adjustments to Goodwill of $29.4 million, primarily consisting of adjustments to the opening balance of accrued warranty and other accrued expenses. All assets and liabilities are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill associated with the acquisition is the result of expected synergies and expansion of the technology into additional markets that we already serve.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results for Refusol Acquisition
The following unaudited pro forma financial information presents the combined results of operations of Advanced Energy and Refusol as if the acquisition had occurred as of January 1, 2013. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2013. The unaudited pro forma financial information for the three and twelve months ended December 31, 2013 includes the historical results of Advanced Energy for the three and twelve months ended December 31, 2013 and the historical results of Refusol for the same period.
The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets and related tax effects. The unaudited pro forma results follow (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Sales	$583,098	$567,087	622,388
Net income (loss)	46,982	27,380	19,978
Earnings (loss) per share:
Basic	$1.16	$0.69	$0.51
Diluted	1.14	0.67	0.50
Power Control Module
On January 27, 2014, we acquired the intellectual property related to AEG Power Solutions' Power Control Modules ("PCM"). PCM is comprised of the Thyro-Family of products and accessories and serves numerous power control applications in different industries ranging from materials thermal processing through chemical processing, glass manufacturing and numerous other general industrial power applications. This acquisition is expected to broaden our product offerings and will be added to our Precision Power segment. We paid total consideration of $31.5 million including contingent consideration, of which $15.0 million is included in Intangibles, $16.4 million in Goodwill, and $0.1 million in Property, plant, and equipment. Included in Goodwill is $1.4 million of contingent consideration payable if certain milestone targets are met. All assets and liabilities are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill associated with the acquisition is the result of expected synergies and expansion of our product offerings into new markets. The purchase price accounting is open pending completion of the final valuation report.
HiTek Power Group
On April 12, 2014, Advanced Energy acquired all outstanding common stock of HiTek Power Group ("HiTek"), a privately-held provider of high voltage power solutions. Based in the United Kingdom, HiTek offers a comprehensive portfolio of high voltage and custom built power conversion products, ranging from 100V to 500kV, designed to meet the demanding requirements of OEMs worldwide. These products target applications including semiconductor wafer processing and metrology, scientific instrumentation, mass spectrometry, industrial printing, and analytical x-ray systems for industrial and analytical applications. HiTek's unique product architecture, encapsulation technology and control algorithms, combined with deep knowledge of its customer-specific applications, have made it a leading provider of critical, high-end, high voltage power solutions. We acquired HiTek to expand our product offerings in our Precision Power portfolio.
The components of the fair value of the total consideration transferred for the HiTek acquisition are as follows (in thousands):

Cash paid to owners	$3,525
Cash acquired	(6,889)
Total fair value of consideration received	$(3,364)

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of April 12, 2014 (in thousands):

Accounts receivable	$2,867
Inventories	4,980
Other current assets	415
Property and equipment	1,291
Deferred taxes on intangible values	2,020
Current liabilities	(3,836)
Long-term liabilities	(22,725)
Total tangible assets, net	(14,988)

Amortizable intangible assets:
Tradename	336
Technology	4,029
Customer relationships	8,225
Total amortizable intangible assets	12,590
Total identifiable net assets	(2,398)
Gain on bargain purchase *	(966)
Total fair value of consideration received	$(3,364)
A gain (bargain purchase gain) is recorded when the fair value of assets acquired exceeds the fair value of the liabilities assumed and consideration paid. This gain is recorded in Other income on our Consolidated Statements of Operations.
A summary of the intangible assets acquired, amortization method and estimated useful lives as of April 12, 2014 follows (in thousands, except useful life):

	Amount	Amortization Method	Useful Life
Technology	$4,029	Straight-line	10
Tradename	336	Straight-line	2.5
Customer relationships	8,225	Straight-line	15
	$12,590
All assets and liabilities are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The purchase price accounting is open pending completion of the final valuation report and income tax returns.
UltraVolt, Inc.
On August 4, 2014, Advanced Energy acquired all outstanding common stock of UltraVolt, Inc. ("UltraVolt"), a privately-held provider of high voltage power solutions. Based in Ronkonkoma, New York, UltraVolt offers a comprehensive portfolio of high voltage power supplies and modules ranging from benchtop and rack mount systems to microsize printed circuit board mount modules. Its standard DC-to-DC product line consists of over 1,500 models, which can be combined with accessories and options to create thousands of product configurations. Serving over 100 markets, UltraVolt's fixed-frequency, high-voltage topology provides wide input and output operating ranges while retaining excellent stability and efficiencies. We acquired UltraVolt to expand our high voltage product offerings in our Precision Power portfolio.
The components of the fair value of the total consideration transferred for the UltraVolt acquisition are as follows (in thousands):

Purchase price	$30,200
Net working capital adjustment	944
Total fair value of consideration transferred	$31,144

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of August 4, 2014 (in thousands):

Cash	$758
Accounts receivable	1,694
Inventories	2,599
Other current assets	472
Property and equipment	424
Long-term assets	711
Deferred taxes on intangible values	(1,970)
Current liabilities	(1,053)
Total tangible assets, net	3,635

Amortizable intangible assets:
Technology	2,100
Tradename	200
Customer relationships	8,600
Total amortizable intangible assets	10,900
Total identifiable net assets	14,535
Goodwill	16,609
Total fair value of consideration transferred	$31,144
A summary of the intangible assets acquired, amortization method and estimated useful lives as of August 4, 2014 follows (in thousands, except useful life):

	Amount	Amortization Method	Useful Life
Technology	$2,100	Straight-line	10
Tradename	200	Straight-line	2.5
Customer relationships	8,600	Straight-line	12
	$10,900
The goodwill associated with the acquisition is the result of expected synergies and expansion of the technology into additional markets that we already serve. The purchase price accounting is open pending completion of the final valuation report and income tax returns.
Disposition
On October 15, 2010, we completed the sale of our gas flow control business, which included the Aera® mass flow control and related product lines to Hitachi Metals, Ltd. ("Hitachi"), for approximately $43.3 million. Assets and liabilities sold included, without limitation, inventories, real property in Hachioji, Japan, equipment, certain contracts, intellectual property rights related to the gas flow control business and certain warranty liability obligations, which were included in the Precision Power segment.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Year Ended December 31,
2012
Sales	$8,959
Cost of sales	9,189
Gross profit (loss)	(230)
Operating expenses:
Research and development	—
Selling, general, and administrative	88
Amortization of intangible assets	—
Total operating expenses	88
Operating income (loss) from discontinued operations	(318)
Other income	881
Income from discontinued operations before income taxes	563
Provision for income taxes	158
Income from discontinued operations, net of income taxes	$405

NOTE 3.	INCOME TAXES
The geographic distribution of pretax income (loss) is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic	$(6,417)	$(9,480)	$17,905
Foreign	46,095	23,764	11,901
	$39,678	$14,284	$29,806
The provision for income taxes is summarized as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$809	$(6,866)	$11,248
State	162	(530)	2,273
Foreign	3,511	5,614	2,637
Total current provision	$4,482	$(1,782)	$16,158
Deferred:
Federal	$(5,121)	$(12,023)	$(7,914)
State	(33)	(1,208)	(1,174)
Foreign	(6,632)	(2,789)	2,560
Total deferred provision	$(11,786)	$(16,020)	$(6,528)
Total provision for income taxes	$(7,304)	$(17,802)	$9,630

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reconciles our effective tax rate on income from continuing operations to the federal statutory rate of 35% (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income taxes per federal statutory rate	$13,887	$5,000	$10,433
State income taxes, net of federal deduction	(968)	(1,625)	417
Change in valuation allowance	782	(393)	1,694
Stock based compensation	(110)	(296)	745
Executive compensation	751	56	—
Domestic production activity benefit	(146)	(408)	(327)
Tax effect of foreign operations	(19,998)	(18,759)	(2,166)
Tax credits	(2,359)	(2,509)	(1,317)
Other permanent items, net	857	1,132	151
	$(7,304)	$(17,802)	$9,630
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2014	2013
Deferred tax assets
Stock based compensation	$4,029	$7,887
Net operating loss and tax credit carryforwards	19,434	8,723
Pension obligation	4,226	—
Excess and obsolete inventory	9,904	4,207
Deferred revenue	11,456	12,338
Vacation accrual	956	1,253
Restructuring	177	2,087
Bad debt reserve	694	402
Employee bonuses and commissions	128	98
Unrealized gain/loss	1,038	587
Other	785	540
Deferred tax assets	52,827	38,122
Less: Valuation allowance	(2,940)	(2,158)
Net deferred tax assets	49,887	35,964
Deferred tax liabilities
Depreciation and amortization	9,604	5,069
Warranty reserve	1,228	(11)
Purchase accounting	—	2,686
Foreign other	298	1,565
Other	410	440
Deferred tax liabilities	11,540	9,749
Net deferred tax assets/liabilities	$38,347	$26,215
    As of December 31, 2014, we had federal, foreign, and state net operating loss carryforwards of approximately $5.0 million, $52.5 million, and $55.6 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state laws. The foreign net operating losses consist primarily of Germany and Japan net operating losses totaling $45.3 million and $4.8 million, respectfully. The Germany net

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating losses can be carried forward indefinitely subject to certain annual limitations. A valuation allowance has been provided on the full amount of the Japan net operating losses. If not utilized, the Japan net operating losses will begin to expire in 2021. The state net operating losses have various dates of expiration. A valuation allowance of $1.1 million has been provided on certain State of Colorado net operating losses.
As of December 31, 2014, we have not provided for U.S. income tax or foreign withholding taxes on $185.0 million of undistributed foreign earnings because such earnings are considered to be permanently reinvested. If we were to distribute these earnings, foreign tax credits may become available to reduce the resulting U.S. income tax liability. The determination of the additional deferred taxes that would be provided for undistributed earnings has not been determined because the hypothetical calculation is not practicable.
We account for uncertain tax positions by applying a minimum recognition threshold to tax positions before recognizing these positions in the financial statements.
The reconciliation of our total gross unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$5,523	$12,810	$16,018
Additions based on tax positions taken during a prior period	136	1,006	—
Additions based on tax positions taken during the current period	3,757	1,495	295
Reductions related to a lapse of applicable statute of limitations	(1,415)	(9,788)	(3,503)
Balance at end of period	$8,001	$5,523	$12,810
If the $8.0 million of tax contingencies recorded on our balance sheet reverse, $8.0 million will affect our effective tax rate. The tax years 2004 through 2013 remain open to examination by the United States and foreign taxing jurisdictions to which we are subject. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We had an immaterial amount of accrued interest and penalties at December 31, 2014 and 2013. We do not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Net Income (loss)	$46,982	$32,086	$20,176

Basic weighted-average common shares outstanding	40,420	39,597	38,879
Assumed exercise of dilutive stock options and restricted stock units	614	1,070	568
Diluted weighted-average common shares outstanding	41,034	40,667	39,447
Net Income (loss):
Basic earnings (loss) per share	$1.16	$0.81	$0.52
Diluted earnings (loss) per share	$1.14	$0.79	$0.51

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following stock options and restricted units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Years Ended December 31,
	2014	2013	2012
Stock options	91	413	4,960
Stock Buyback
In October 2012, our Board of Directors authorized a program to repurchase up to $25.0 million of our common stock over a twelve-month period. We did not repurchase any shares under this program, which ended in the fourth quarter of 2013.
In May 2014, our Board of Directors authorized a program to repurchase up to $25.0 million of our stock over a twelve-month period. Under this program, during the twelve months ended December 31, 2014, we repurchased and retired 1.4 million shares of our common stock for a total of $25.0 million. We completed the share repurchase program in the second quarter of 2014.
All shares repurchased were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
Our marketable securities consist entirely of certificates of deposit as follows (in thousands):

	December 31,
	2014		2013
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$3,083	$3,083	$11,568	$11,568
The maturities of our marketable securities available for sale as of December 31, 2014 are as follows:

	Earliest		Latest
Certificates of deposit	4/8/2015	to	4/14/2015
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next twelve months.
As of December 31, 2014, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We manage these risks through the use of derivative financial instruments, primarily forward contracts with banks. During the years ended December 31, 2014, 2013, and 2012 we entered into foreign currency exchange forward contracts to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one month periods. At December 31, 2014, 2013, and 2012 we had EUR forward contracts. At December 31, 2013 and 2012 we also had CAD and CHF forward contracts.
The notional amount of foreign currency exchange contracts at December 31, 2014, 2013, and 2012 was $14.9 million, $25.0 million, and $20.5 million, respectively, and the fair value of these contracts was not significant at December 31, 2014, 2013, and 2012. During the years ended December 31, 2014, 2013, and 2012, we recognized a gain of $0.1 million and losses of $0.9 million and $0.5 million, respectively, on our foreign currency exchange contracts. These gains and losses were offset by corresponding gains and losses on the related intercompany debt and both are included as a component of other income, net, in our Consolidated Statements of Operations.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of December 31, 2014, and December 31, 2013. The fair value hierarchy of the valuation techniques utilized to determine such fair value, is as follows (in thousands):

December 31, 2014	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$3,083	$—	$3,083

December 31, 2013	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$11,568	$—	$11,568
We did not have any Level 3 investments or financial liabilities measured at fair value, on a recurring basis, as of December 31, 2014 and December 31, 2013. There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the year ended December 31, 2014.

NOTE 8.	INVENTORIES
For information regarding the valuation of our inventory refer to Note 1 - Operations and Summary of Significant Accounting Policies and Estimates.
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows (in thousands):

	December 31,
	2014	2013
Parts and raw materials	$64,096	$75,815
Work in process	6,623	3,507
Finished goods	24,363	30,449
	$95,082	$109,771

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	December 31,
	2014	2013
Buildings and land	$1,745	$1,807
Machinery and equipment	49,034	41,451
Computer and communication equipment	24,063	23,117
Furniture and fixtures	4,251	4,028
Vehicles	246	367
Leasehold improvements	28,030	24,369
Construction in process	815	5,426
	108,184	100,565
Less: Accumulated depreciation	(79,208)	(65,677)
Total property and equipment, net	$28,976	$34,888

Depreciation expense recorded in continuing operations and included in selling, general and administrative expense is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Depreciation expense	$12,553	$12,729	$12,090

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the years ended December 31, 2014 and 2013 (in thousands):

	December 31, 2013	Additions	Effect of Currency Translation	December 31, 2014
Precision Power	$14,212	$32,997	$(3,336)	$43,873
Inverters	143,588	29,387	(13,519)	159,456
Consolidated	$157,800	$62,384	$(16,855)	$203,329

	December 31, 2012	Additions	Effect of Currency Translation	December 31, 2013
Precision Power	$13,876	$—	$336	$14,212
Inverters	46,515	91,474	5,599	143,588
Consolidated	$60,391	$91,474	$5,935	$157,800
Additions during the year represent the difference between the purchase price paid and the values assigned to identifiable assets acquired and liabilities assumed in purchase accounting, as described in Note 2, Business Acquisition and Disposition.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	INTANGIBLE ASSETS
Other intangible assets consisted of the following as of December 31, 2014 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$35,608	$(1,148)	$(18,358)	$16,102	7
Customer relationships	35,472	(1,838)	(4,767)	28,867	11
Trademarks and other	6,001	(105)	(3,791)	2,105	9
Total intangible assets	$77,081	$(3,091)	$(26,916)	$47,074
Other intangible assets consisted of the following as of December 31, 2013 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Impairment and Other Charges	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Amortizable intangibles:
Technology-based	$50,368	$441	$(26,168)	$(14,712)	$9,929	4
Trademarks and other	18,515	514	(5,705)	(3,842)	9,482	7
Total intangible assets	$68,883	$955	$(31,873)	$(18,554)	$19,411
Amortization expense relating to other intangible assets included in our income from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Amortization expense	$8,366	$6,142	$5,696
Estimated amortization expense related to intangibles for each of the five years 2015 through 2019 and thereafter is as follows (in thousands):

Year Ending December 31,
2015	$7,414
2016	6,157
2017	5,920
2018	4,623
2019	4,178
Thereafter	18,782
$47,074

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2014 (in thousands):

	2014	2013
Current deferred tax liability	$609	$4,519
Accrued restructuring costs	1,386	3,280
Current contingent consideration	1,210	933
Accrued sales and use tax	2,252	2,415
Accrued VAT	3,980	112
Other	10,533	9,445
Total accrued liabilities	$19,970	$20,704
Other accrued liabilities consists of items that are individually less than 5% of total current liabilities.

NOTE 13.	WARRANTIES
Provisions of our sales agreements include product warranties customary to these types of agreements, ranging from 18 months to 24 months following installation for Precision Power products and 3 years to 10 years following installation for Inverters products. Our provision for the estimated cost of warranties is recorded when revenue is recognized. We estimate the anticipated costs of repairing our products under such warranties based on the historical cost of the repairs. The assumptions we use to estimate warranty accruals are reevaluated periodically, in light of actual experience, and when appropriate, the accruals are adjusted. We also offer our Inverters customers the option to purchase additional warranty coverage up to 20 years after the base warranty period expires.
We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balances at beginning of period	$22,067	$14,797	$14,719
Warranty liabilities acquired	19,710	10,678	—
Increases to accruals related to sales during the period	14,027	14,087	7,561
Warranty expenditures	(16,028)	(17,741)	(7,483)
Foreign exchange rate	(3,655)	246	—
Balances at end of period	$36,121	$22,067	$14,797

NOTE 14.	STOCK-BASED COMPENSATION
As of December 31, 2014, we had two active stock-based incentive compensation plans; the 2008 Omnibus Incentive Plan and the Employee Stock Purchase Plan (“ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. At December 31, 2014, there were 3.9 million shares reserved and 2.5 million shares available for future grant under our stock-based incentive plans.
2008 OMNIBUS INCENTIVE PLAN — The 2008 Omnibus Incentive Plan (the “Plan”) provides officers, directors, key employees, and other persons an opportunity to acquire or increase a direct proprietary interest in our operations and future success. Our Board of Directors currently administers the Plan, and makes all decisions concerning which officers, directors, employees, and other persons are granted awards, how many to grant to each recipient, when awards are granted, how the Plan should be interpreted, whether to amend or terminate the Plan, and whether to delegate administration of the Plan to a committee. In May 2010, our shareholders approved an increase from 3,500,000 to 7,500,000 shares authorized for issuance under the Plan. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards may be made as performance incentives to reward attainment of annual or long-term performance goals in accordance with the terms of the Plan. Stock options granted under the Plan may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants, or advisers providing services to us shall in all cases be non-qualified stock options. Included in this plan is our LTI Plan which grants performance-based stock options and awards to selected participants that vest annually over a three-year period upon the

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

achievement of certain annual return on net asset targets. This plan contains an option to settle the restricted stock awards in cash or shares. The Plan will terminate on May 7, 2018 unless the administrator terminates the Plan earlier. As of December 31, 2014, 2,120,030 shares of common stock were available for grant under the Plan.
Stock-based Compensation Expense
Non-cash stock-based compensation expense is primarily included in selling, general and administrative expense and was $5.0 million, $13.7 million, and $12.7 million for the years ending December 31, 2014, 2013, and 2012, respectively.
Our stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Estimated forfeiture rates for our stock-based compensation expense applicable to options and RSUs was approximately 17% for the year ended December 31, 2014, 16% for the year ended December 31, 2013, and 14% for the year ended December 31, 2012.
Stock Options
Stock option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant and with either a three or four-year vesting schedule and a term of 10 years, except as noted below.
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
During the third quarter of 2011, we granted non-qualified stock options to our Chief Executive Officer that will vest based on the achievement of certain stock price targets. The stock-based compensation cost and derived service periods for these stock options were estimated using the Monte Carlo simulation method utilizing a volatility of 61.6% and a risk-free rate of 2.4%. The weighted-average fair value of these awards is $2.92 and the derived service periods range from approximately one and one-half years to approximately two years. As of December 31, 2014, the first level target was met and the shares vested. If the remaining target is not met, the non-qualified stock options will expire on the third anniversary of the grant date.
The fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions by grant year (except the market awards granted to our Chief Executive Officer as noted above):

	2014	2013	2012
Fair value assumptions - stock options:
Risk-free interest rates	1.7% - 1.9%	0.74%	0.6% - 1.2%
Expected dividend yield rates	—%	—%	—%
Expected term	5.3 years	5.6 years	5.9 years
Expected volatility	53%	69%	61.5%
The risk free interest rate is based on the five-year U.S. Treasury Bill at the time of the grant. Historically, company information is the primary basis for selection of the expected dividend yield. The expected term is based on historical experience. Expected volatility is based on historical volatility of our common stock using daily stock price observations.
The weighted-average fair value of options issued and total intrinsic value of options exercised were (in thousands, except share prices):

	2014	2013	2012
Weighted-average grant date fair value of options	$10.80	$10.55	$6.24
Total intrinsic value of options exercised	$13,657	$12,917	$1,697

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in outstanding time based stock options during the year ended December 31, 2014 were as follows (in thousands, except share prices):

	2014		2013		2012
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Changes in outstanding stock options:
Options outstanding at beginning of period	1,573	$13.29	4,036	$13.61	5,596	$14.04
Options granted	57	18.77	—	—	18	11.67
Options exercised	(910)	13.01	(2,055)	13.31	(446)	9.17
Options forfeited	(76)	12.93	(199)	13.01	(455)	12.99
Options expired	(2)	21.97	(209)	19.74	(677)	20.41
Options outstanding at end of period	642	14.18	1,573	13.29	4,036	13.61

Options vested during the year	180		294		73
Changes in outstanding performance based stock options during the year ended December 31, 2014 were as follows (in thousands, except share prices):

	2014		2013		2012
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Changes in outstanding stock options:
Options outstanding at beginning of period	1,239	$13.38	1,623	$12.65	225	$24.75
Options granted	51	26.53	43	17.80	1,660	11.15
Options exercised	(408)	11.03	(89)	11.02	—	—
Options forfeited	(384)	17.12	(87)	11.02	(262)	11.02
Options expired	(118)	12.12	(251)	11.10	—	—
Options outstanding at end of period	380	12.58	1,239	13.38	1,623	12.65

Options vested during the year	364		314		—
During each of the three years ended December 31, 2014, 2013 and 2012, the value of shares withheld for taxes from both time-based and performance based option exercises totaled $1.6 million, $1.3 million, and $0.5 million, respectively.
As of December 31, 2014, there was $1.0 million of total unrecognized compensation cost related to stock options granted and outstanding, net of expected forfeitures related to non-vested options, which is expected to be recognized through fiscal year 2015, with a weighted-average remaining vesting period of 0.7 years. Information about our stock options that are outstanding, options that we expect to vest and options that are exercisable at December 31, 2014 follows (in thousands except share prices and lives):

Options Expected to Vest:	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding	1,022	$13.32	6.2 years	$10,671
Options expected to vest	989	13.26	6.2 years	10,380
Options exercisable	624	13.27	5.5 years	6,513

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2014 (in thousands, except share prices and lives):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$7.69 to $9.51	94	5.8 years	$9.11	64	$8.93
$11.02 to $11.02	340	6.6 years	11.02	152	11.02
$11.21 to $12.77	120	5.8 years	12.32	81	12.31
$13.41 to $14.21	156	5.9 years	13.92	123	13.84
$14.50 to $14.52	124	5.9 years	14.51	90	14.51
$15.65 to $18.77	138	7.1 years	17.12	82	15.97
$20.19 to $22.47	19	2.4 years	21.71	19	21.71
$24.21 to $24.21	13	2.3 years	24.21	13	24.21
$25.28 to $25.28	8	9.3 years	25.28	—	—
$26.76 to $26.76	10	9.1 years	26.76	—	—
$7.69 to $26.76	1,022	6.2 years	13.32	624	13.27
Restricted Stock Units
The fair value of our RSUs is determined based upon the closing fair market value of our common stock on the grant date. Changes in the unvested time based restricted stock units during the year ended December 31, 2014 were as follows (in thousands):

	2014		2013		2012
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at beginning of period	230	$13.41	442	$12.96	764	$12.99
RSUs granted	86	21.05	99	17.58	75	12.93
RSUs vested	(163)	14.72	(242)	12.99	(253)	12.93
RSUs forfeited	(38)	13.39	(69)	12.88	(144)	12.94
Balance at end of period	115	13.00	230	13.41	442	12.96
Changes in the unvested performance based restricted stock units during the year ended December 31, 2014 were as follows (in thousands):

	2014		2013		2012
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at beginning of period	1,344	$11.42	1,631	$11.15	—	$—
RSUs granted	59	26.53	50	17.80	1,937	11.13
RSUs vested	—	—	(235)	11.10	—	—
RSUs settled in cash	(418)	12.29	—	—	—	—
RSUs forfeited	(743)	13.14	(102)	11.02	(306)	11.02
Balance at end of period	242	13.86	1,344	11.42	1,631	11.15

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value of RSUs issued and total fair value of RSUs converted to shares were (in thousands, except share prices):

	2014	2013	2012
Weighted-average grant date fair value of RSUs	$22.87	$17.73	$11.20
Total fair value of RSUs converted to shares	$5,439	$11,032	$8,908
As of December 31, 2014, there was $0.9 million of total unrecognized compensation cost, net of expected forfeitures related to non-vested RSUs granted, which is expected to be recognized through fiscal 2018, with a weighted-average remaining vesting period of 0.4 years.
Employee Stock Purchase Plan
The ESPP, a stockholder-approved plan, provides for the issuance of rights to purchase up to 1,000,000 shares of common stock. In May 2010, shareholders approved an increase from 500,000 to 1,000,000 shares authorized for sale under our ESPP. Employees are eligible to participate in the ESPP if employed by us for at least 20 hours per week during at least five months per calendar year. Participating employees may contribute up to the lesser of 15% of their eligible earnings or $5,000 during each plan period. Currently, the plan period is six months. The purchase price of common stock purchased under the ESPP is currently equal to the lower of: 1) 85% of the fair market value of our common stock on the commencement date of each plan period or 2) 85% of the fair market value of our common shares on each plan period purchase date. At December 31, 2014, 372,260 shares remained available for future issuance under the ESPP.
Purchase rights granted under the ESPP are valued using the Black-Scholes-Merton model. As of December 31, 2014, there was $0.1 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of five months. Total compensation expense was $0.4 million for the year ended December 31, 2014, and $0.2 million for the years ended December 31, 2013 and 2012.
The fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	2014	2013	2012
Risk-free interest rates	0.06% - 0.08%	0.07% - 0.1%	0.15% -0.61%
Expected dividend yield rates	—%	—%	—%
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	52.0%	61.5%	60.4%
The risk free interest rate is based on the six month U.S. Treasury Bill at the time of the grant. Historical company information is the primary basis for selection of the expected dividend yield. The expected term is based on historical experience. Expected volatility is based on historical volatility of our common shares using daily stock price observations.

NOTE 15.	RETIREMENT PLANS
Defined contribution plans
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
For the years ended December 31, 2014, 2013, and 2012 our contribution for participants in our 401(k) plan was 50% matching on contributions by employees up to 6% of the employee’s compensation.
During the years ended December 31, 2014, 2013, and 2012 we recognized total defined contribution benefit plan costs of $1.0 million, $1.0 million, and $1.3 million, respectively.
Defined benefit plans
In connection with the HiTek acquisition discussed in Note 2. Business Acquisitions, we acquired the HiTek Power Limited Pension Scheme ("the Plan"). The Plan has been closed to new participants and additional accruals since 2006. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. The net amount of the pension liability on our balance sheet as of December 31, 2014 was $20.1 million, recorded in Other long-term liabilities. Anticipated payments to pensioners covered by the Plan are expected to be between $0.8 million and $1.6 million for each of the next ten years. We are committed to make annual fixed payments of $0.8 million into the plan through 2024.
The following table sets forth the components of net periodic pension cost for the year ended December 31, 2014 (in thousands):

Year Ended December 31,
2014
Interest cost	$1,061
Expected return on plan assets	(532)
Net periodic pension cost	$529
Assumptions used in the determination of the net periodic pension cost are:

Year Ended December 31,
2014
Discount Rate	3.6%
Expected long-term return on plan assets	4.0%
We have derived the expected return on assets of 4.0% per annum from the weighted expected return on each of the major categories of assets.
The status of the plan is summarized as follows (in thousands):

Year Ended December 31,
2014
Projected benefit obligation, beginning of year	$—
Acquisition	34,816
Interest cost	1,061
Actuarial loss	1,672
Benefits paid	(460)
Translation adjustment	(2,614)
Projected benefit obligation, end of year	$34,475

Plan assets, beginning of year	$—
Acquisitions	12,091
Actual return on plan assets	532
Contributions	3,084
Benefits paid	(460)
Actuarial (gain)	(8)
Translation adjustment	(900)
Plan assets, end of year	$14,339

Funded status of plan	$(20,136)

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company's qualified pension plan assets by category for the year ended December 31, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Multi-Asset Fund	$—	$4,685	$—	$4,685
Diversified Growth Fund	—	4,950	—	4,950
Index-Linked Gilts	—	2,248	—	2,248
Corporate Bonds	—	2,238	—	2,238
Cash	218	—	—	218
Total	$218	$14,121	$—	$14,339

At December 31, 2014 the Plan assets of $14.3 million were invested in four separate funds including a multi asset fund (32.7%), a diversified growth fund (34.5%), an Investment grade long term bond fund (15.6%) and an Index linked Gilt fund(15.7%).  The asset and growth funds aim to generate an ‘equity-like’ return over an economic cycle with significantly reduced volatility relative to equity markets and have scope to use a diverse range of asset classes, including equities, bonds, cash and alternatives, e.g. property, infrastructure, high yield bonds, floating rate debt, private, equity, hedge funds and currency.  The bond fund and gilt fund are invested in index-linked gilts and corporate bonds. These investments are intended to provide a degree of protection against changes in the value of the Plan's liabilities related to changes in long-term expectations for interest rates and inflation expectations, i.e. the protection assets provide a direct hedge against increases in the value of the Plan's liabilities caused by changes in financial conditions. The current strategy might be expected to generate a return of around 1.2% per annum in excess of the long-term expected return from gilts.

NOTE 16.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2013	$33,463	$(6)	$33,457
Current period other comprehensive income (loss)	(23,214)	533	(22,681)
Balances at December 31, 2014	$10,249	$527	$10,776

NOTE 17.	COMMITMENTS AND CONTINGENCIES
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
German Lawsuit against Jolaos related to Purchase Price Adjustment in Acquisition of Refusol
               On April 8, 2013, our subsidiary AEI Holdings GmbH (“AEI Holdings”) acquired all the outstanding shares of Refusol Holding GmbH (“Refusol”) from Jolaos Verwaltungs GmbH ("Jolaos") pursuant to the terms of a Sale and Purchase Agreement (the “SPA”). Jolaos is an affiliate of various Prettl entities which are contract manufacturers of certain Refusol three phase string inverters. Under the SPA, the preliminary base price paid for the shares of Refusol was subject to a post-closing balance sheet adjustment based on confirmation of the financial statements of Refusol effective as of the closing date. AEI Holdings and Jolaos are in disagreement on various accounting adjustments to the closing date financial statements of Refusol. After repeated unsuccessful attempts to have Jolaos submit the dispute to an independent German accounting firm as required under the SPA, in December 2013 AEI Holdings petitioned the designated District Court in Stuttgart (Landgericht Stuttgart), Germany to review the dispute.  Jolaos claimed that legal interpretations were required before the closing date financial statements could be submitted to

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an independent German accounting firm. AEI Holdings disagreed with Jolaos’ contentions in the case.  In January 2015, the court appointed an independent German accounting firm to review the closing-date financial statements as part of the taking of evidence phase of the proceeding.  The purchase price adjustment claim made by AEI Holdings was for approximately 5.4 million Euros ($6.5 million) (i.e., an alleged reduction in the purchase price amount paid at closing and potential contingent gain). AEI Holdings further demanded an indemnification payment of 800,000 Euros ($1.0 million) that is due under the SPA resulting from outstanding insurance proceeds. Jolaos has rejected both the claimed purchase price amount and the payment for the insurance proceeds. It is unclear when the court will make a decision on the lawsuit. The litigation is subject to significant risks and uncertainties, including but not limited to, the potential impact on our contract manufacturing relationship with the Prettl entities related to the manufacture of three phase string inverters, the early stage nature of the proceeding, whether the independent German accounting firm will agree or disagree with all or a portion of the claimed amount, the cost and timeframe to complete the litigation under German law (which may be years), the exhaustion of appeal rights Jolaos may have under German law, the collectability of a judgment (if any) against Jolaos and its affiliated guarantor, and other factors.  Separate from the lawsuit, AEI Holdings has notified Jolaos of various other alleged breaches of representations made by Jolaos under the SPA and has made indemnification claims against Jolaos for potential amounts owed related to pre-acquisition taxes. Any recovery received by the Company would be recorded as a gain in Other income on our Consolidated Statement of Operations upon receipt.
Operating Leases
We have various operating leases for automobiles, equipment, and office and production facilities. Rent expense under operating leases was approximately $5.7 million in 2014, $6.1 million in 2013, and $5.8 million in 2012.
The future minimum rental payments required under non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

2015	$5,319
2016	2,853
2017	2,360
2018	1,994
2019	2,030
Thereafter	7,161
$21,717
*Future estimated payments on leases denominated in foreign currency are reflected above based on the estimated spot rate for that currency at December 31, 2014 converted to US Dollars and are subject to change.
Purchase Commitments
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of December 31, 2014 is approximately $58.7 million. Our policy with respect to all purchase commitments, is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.

NOTE 18.	RESTRUCTURING COSTS
In April 2014, we committed to a restructuring plan to take advantage of additional cost savings opportunities in connection with our acquisitions and realignment to a single organizational structure based on product line. The plan calls for consolidating certain facilities and rebranding of products which will allow us to use our resources more efficiently. This plan was completed in the fourth quarter of 2014. Accrued restructuring costs are included in Other accrued expenses on our Consolidated Balance Sheets.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the period, we recorded net restructuring expense of approximately $2.4 million. This was comprised of $2.8 million related to the current period activity offset by $0.3 million and $0.2 million, related to the expiration of obligations associated with the 2013 and 2011 plans, respectively. The following table summarizes the components of our restructuring costs incurred under the 2014 plan (in thousands):

	Year Ended December 31,	Cumulative costs through December 31,
	2014	2014
Severance and related costs	$2,254	$2,254
Facility closure costs	582	582
Total restructuring charges	$2,836	$2,836
The following table summarizes the components of our restructuring costs incurred under the 2013 plan as of December 31, 2013 (in thousands):

	Year Ended December 31,	Cumulative costs through December 31,
	2013	2013
Severance and related costs	$7,002	$7,002
Property and equipment and intangible asset impairments	36,624	36,624
Facility closure costs	2,769	2,769
Total restructuring charges	$46,395	$46,395
    The following table summarizes the components of our restructuring costs incurred under the 2011 plan as of December 31, 2012 (in thousands):

	Year Ended December 31,	Cumulative costs through December 31,
	2012	2012
Severance and related costs	$3,481	$7,102
Property and equipment and intangible asset impairments	$1,284	$3,023
Facility closure costs	2,708	4,696
Total restructuring charges	$7,473	$14,821
The following table summarizes our restructuring liabilities under the 2014 plan (in thousands):

	Balances at December 31, 2013	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at December 31, 2014
Severance and related costs	$—	$2,254	$(1,245)	$(17)	$992
Facility closure costs	—	582	(526)	(5)	51
Total restructuring liabilities	$—	$2,836	$(1,771)	$(22)	$1,043
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring liabilities under the 2013 plan (in thousands):

	Balances at December 31, 2013	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at December 31, 2014
Severance and related costs	$2,078	$(274)	$(1,757)	$(9)	$38
Facility closure costs	571	—	(425)	(5)	141
Total restructuring liabilities	$2,649	$(274)	$(2,182)	$(14)	$179
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
The following table summarizes our restructuring liabilities under this plan (in thousands):

	Balances at December 31, 2013	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at December 31, 2014
Severance and related costs	$217	$(206)	$(11)	$—	$—
Facility closure costs	414	—	(250)	—	164
Total restructuring liabilities	$631	$(206)	$(261)	$—	$164

NOTE 19.	OTHER INCOME, NET
During 2014, 2013 and 2012, we participated, through our wholly-owned subsidiary AE Solar Energy, Inc., in the Solar Energy Grid Integration System Program (“SEGIS”) sponsored by the Department of Energy and administered by Sandia National Labs. Our participation in the SEGIS program is performed in stages, and revenue, net of costs incurred, is recognized in other income, net, in our Consolidated Statements of Operations. We invoice SEGIS upon completion of certain milestones. Net revenues for the years ended December 31, 2014, 2013 and 2012 were $0.3 million, $0.8 million and $0.7 million, respectively. The revenues were recognized and recorded in other income, net, as this project does not represent commercial product sales and we are not normally engaged in research and development type projects from which revenue is generated.
Included in Other income, net for the year ended December 31, 2012 is a $1.9 million gain on the sale of manufacturing assets to Hitachi. These assets were sold in May 2012 when we ceased our contracting manufacturing relationship with Hitachi.

NOTE 20.	RELATED PARTY TRANSACTIONS
During the years ended December 31, 2014, 2013, and 2012, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Sales to related parties	$321	$622	$583
Rent expense to related parties	1,850	1,880	1,872
Sales - Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the year ended December 31, 2014, we had sales to four such companies as noted above and there was accounts receivable from 3 such customers totaling $0.1 million at December 31, 2014. During the year ended December 31, 2013 we had sales to one such companies as noted above and there were no aggregate accounts receivable from

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these customers at December 31, 2013. During the year ended December 31, 2012 we had sales to two such companies as noted above and there were no aggregate accounts receivable from these customers at December 31, 2012.
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
Our Precision Power segment offers power conversion products for direct current, pulsed DC mid-frequency, high voltage, and radio frequency power supplies, matching networks, RF instrumentation, and PCM as well as thermal instrumentation products. Our power conversion systems refine, modify, and control the raw electrical power from a utility and convert it into power that may be customized and is predictable and repeatable. Our thermal instrumentation products provide temperature measurement solutions for applications in which time-temperature cycles affect material properties, productivity, and yield. These products are used in rapid thermal processing, chemical vapor deposition, and other semiconductor and solar applications requiring non-contact temperature measurement. Our network of global service support centers offer repair services, conversions, upgrades, and refurbishments to companies using our products. Precision Power principally serves original equipment manufacturers ("OEMs") and end customers in the semiconductor, flat panel display, solar panel, and other capital equipment and industrial markets.
Our Inverters segment offers both a transformer-based and a transformerless advanced grid-tied PV inverter solution primarily for commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high quality, reliable electrical power. Our Inverters segment focuses on commercial and utility-scale solar projects and installations, selling primarily to distributors, engineering, procurement, and construction contractors, developers, and utility companies. Our Inverters revenue has seasonal variations. Installations of inverters are normally lowest during the first quarter as a result of typically poor weather and as a result, reduced installation scheduling by our customers.
Our chief operating decision maker, who is our Chief Executive Officer, and other management personnel regularly review our performance and make resource allocation decisions by reviewing the results of our two business segments separately. Revenue and operating profit is reviewed by our chief operating decision maker.
Sales with respect to our operating segments is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Precision Power Products	$361,769	$296,535	$235,335
Inverters	221,329	250,469	216,596
Total	$583,098	$547,004	$451,931
Income from continuing operations before income taxes by operating segment is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Precision Power Products	$95,214	$64,790	$22,804
Inverters	(52,435)	(3,772)	14,003
Total segment operating income	42,779	61,018	36,807
Corporate expenses	—	—	(1,960)
Restructuring charges	(2,356)	(46,395)	(7,473)
Other income (expense), net	(745)	(339)	2,432
Income (loss) before income taxes	$39,678	$14,284	$29,806
Beginning in 2014, certain support functions such as human resources, information technology, accounting and finance, and legal, are now allocated to the segments based on corporate activities in each product area. This change was implemented in an effort to provide investors with a clearer understanding of the segment's operating performance.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment assets consist of inventories, net and property and equipment, net. A summary of consolidated total assets by segment follows (in thousands):

	December 31, 2014	December 31, 2013
Precision Power Products	$51,414	$39,450
Inverters	69,612	104,227
Total segment assets	121,026	143,677
Unallocated corporate property and equipment	2,617	982
Unallocated corporate assets	560,926	508,318
Consolidated total assets	$684,569	$652,977
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

	Years Ended December 31,
	2014		2013		2012
Sales to external customers:	(In thousands)
United States	$369,886	63.4%	$328,330	60.0%	$322,847	71.4%
Canada	16,880	2.9%	33,000	6.0%	30,113	6.7%
North America	386,766	66.3%	361,330	66.1%	352,960	78.1%

People's Republic of China	17,897	3.1%	27,420	5.0%	19,987	4.4%
Other Asian countries	58,069	10.1%	62,990	11.6%	54,825	12.0%
Asia	75,966	13.0%	90,410	16.5%	74,812	16.6%

Germany	97,407	16.7%	87,115	15.9%	18,374	4.1%
United Kingdom	22,670	3.9%	5,752	1.1%	5,292	1.2%
Other European Countries	289	(0.1)%	2,397	0.3%	493	0.1%
Europe	120,366	20.6%	95,264	17.4%	24,159	5.3%
Total sales	$583,098	100.0%	$547,004	100.0%	$451,931	100.0%
Sales to Applied Materials Inc., our largest customer, were $109.0 million or 18.7% of total sales for 2014, $97.0 million, or 17.4% of total sales, for 2013 and $63.9 million, or 14.1% of total sales for 2012. Additionally, in June 2012, Lam Research merged with Novellus Systems, Inc. Had the two businesses been a combined entity for the full year, they would have accounted for 10.7% of our sales in 2012. Our sales to Applied Materials, Lam Research, and Novellus include precision power products used in semiconductor processing and solar, flat panel display, and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.

	December 31,
	2014	2013
*Long lived assets:	(In thousands)
United States	$94,145	$75,097
Canada	551	884
Asia	4,211	3,412
Europe	180,473	132,706
	$279,380	$212,099

*	Long-lived assets include property and equipment, goodwill and other intangible assets.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	CREDIT FACILITY
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
At our election, the loans comprising each borrowing will bear interest at a rate per annum equal to either: (a) a "base rate" plus between one-half (0.5%) and one (1.0%) full percentage point depending on the amount available for additional draws under the Credit Facility ("Base Rate Loan"); or (b) the LIBOR rate then in effect plus between one and one-half (1.5%) and two (2%) percentage points depending on the amount available for additional draws under the Credit Facility. The "base rate" for any Base Rate Loan will be the greatest of the federal funds rate plus one-half (0.5%) percentage point; the one-month LIBOR rate plus one (1.0%) percentage point; and Wells Fargo's "prime rate" then in effect. As of December 31, 2014, the rate in effect was 3.75%.
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
The Credit Agreement requires us to pay certain fees to the Lenders, including a $2,500 collateral management fee for each month that the Credit Facility is in place, and a fee based on the unused amount of the Credit Facility. During the twelve months ended December 31, 2014 and 2013, we expensed $0.4 million and $0.2 million, respectively, in interest and fees related to unused line of credit fees and amortization of debt issuance costs. We did not borrow against the Credit Facility during the twelve months ended December 31, 2014. As of December 31, 2014, we had $49.4 million of availability on our Wells Fargo Credit Facility.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon expiration of this agreement, Refusol, GmbH entered into a new loan agreement with Bayern under which it had the ability to borrow up to 4.0 million Euros (equal to $5.5 million on December 31, 2014) as either bank overdrafts, term loans, guarantees, or letters of credit. The overdraft facility bore interest at 3.9%, guarantees bore a rate of 1.64% and interest on term loans was a fixed rate set for each term loan period based on money market rates. Loan commitment fees were 0.25%. This line of credit was repaid and cancelled in the third quarter of 2014.
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
The following tables present unaudited quarterly results for each of the eight quarters in the period ended December 31, 2014. We believe that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. Due to the volatility of the industries in which our customers operate, the operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Sales	$152,718	$143,147	$146,285	$140,948
Gross Profit	40,879	47,943	52,546	52,661
Restructuring	929	1,183	244	—
Operating income	2,773	9,225	11,512	16,913
Net income	9,319	12,302	10,646	14,715
Earnings per Share:
Basic earnings per share	$0.23	$0.31	$0.26	$0.36
Diluted earnings per share	$0.23	$0.30	$0.26	$0.35

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Sales	$152,580	$142,899	$139,711	$111,814
Gross Profit	58,827	56,211	53,259	41,839
Restructuring	2,305	19,884	24,206	—
Operating income (loss)	20,018	(1,542)	(11,572)	7,719
Net income (loss)	34,355	687	(9,782)	6,826
Earnings per Share:
Basic earnings (loss) per share	$0.85	$0.02	$(0.25)	$0.18
Diluted earnings (loss) per share	$0.83	$0.02	$(0.24)	$0.17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
As discussed in Note 2, Business Acquisition and Disposition, to our Consolidated Financial Statements, on April 12, 2014 and August 4, 2014 we acquired HiTek and Ultravolt, respectively. We considered the results of our pre-acquisition due diligence activities and the continuation by HiTek and UltraVolt of their established internal control over financial reporting as of December 31, 2014. We believe the design of HiTek and UltraVolt's established internal control over financial reporting is sufficiently different from our overall design. We are in the process of completing a more complete review of both companies' internal control over financial reporting and will be implementing changes to better align its reporting and controls with the rest of Advanced Energy. As a result of the timing of the acquisition and the changes that are anticipated to be made, we have excluded HiTek and UltraVolt from the December 31, 2014 assessment of our internal control over financial reporting. HiTek and UltraVolt's total assets, excluding goodwill and intangible assets recorded as part of the purchase price, accounted for 4.7% and 3.8%, respectively, of our total assets as of December 31, 2014. Controls over goodwill and intangible assets are performed at the corporate level and, therefore, are included in the Company's overall assessment of internal controls over financial reporting. Additionally, HiTek and UltraVolt accounted for 1.0% and 2.9%, respectively, of our total sales for the year ended December 31, 2014.
Grant Thornton LLP, an independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Form 10-K, and as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
PART III
In accordance with General Instruction G(3) of Form 10-K, certain information required by this Part III is incorporated by reference to the definitive proxy statement relating to our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), as set forth below. The 2015 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information set forth in the 2015 Proxy Statement under the headings “Proposal No. 1/ Election of Directors” and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth in the 2015 Proxy Statement under the headings “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in the 2015 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information is set forth in Note 20 — Related Party Transactions to our Consolidated Financial Statements, and in the 2015 Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth in the 2015 Proxy Statement under the caption “Proposal No. 2/Ratification of the Appointment of Grant Thornton LLP as Advanced Energy's Independent Registered Public Accounting Firm for 2015” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) Documents filed as part of this Annual Report on Form 10-K are as follows:
1. Financial Statements:
Reports of Grant Thornton LLP
Consolidated Financial Statements:
Balance Sheets at December 31, 2014 and 2013
Statements of Operations for each of the three years in the period ended December 31, 2014
Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014
Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2014
Statements of Cash Flows for each of the three years in the period ended December 31, 2014
Notes to Consolidated Financial Statements
2. Financial Statement Schedules for each of the three years in the period ended December 31, 2014
NOTE:  All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.
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

10.11	Form of Indemnification Agreement.(2)

10.12	Form of Director Indemnification Agreement.(24)

10.13	1995 Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.14	1995 Non-Employee Directors’ Stock Option Plan, as amended and restated through February 7, 2001.(7)*

10.15	2001 Employee Stock Option Plan.(1)*

10.16	2002 Employee Stock Option Plan.(1)*

10.17	2003 Stock Option Plan.(1)*

10.18	Amendment No. 1 to 2003 Stock Option Plan, dated January 31, 2005.(8)*

10.19	Form of Stock Option Agreement pursuant to the 2003 Stock Option Plan.(8)*

10.20	Amended and Restated 2003 Employees’ Stock Option Plan.(4)*

10.21	2003 Non-Employee Directors’ Stock Option Plan.(1)*

10.22	2003 Non-Employee Directors’ Stock Option Plan, as amended and restated.(4)*

10.23	Form of Restricted Stock Unit Award Agreement pursuant to the 2003 Non-Employee Directors’ Stock Option Plan, as amended and restated as of February 15, 2006.(9)*

10.24	Form of Restricted Stock Unit Agreement pursuant to the 2003 Non-Employee Directors’ Stock Option Plan.(10)*

10.25	Restricted Stock Unit Agreement pursuant to the 2003 Stock Option Plan.(11)*

10.26	Form of Notice of Grant for Restricted Stock Unit. (46)*

10.27	Form of Restricted Stock Unit Agreement. (46)*

10.28	Form of Notice of Grant of Stock Option. (46)*

10.29	Form of Incentive Stock Option Agreement. (46)*

10.30	Form of Non-Qualified Stock Option Agreement. (46)*

10.31	Form of LTI Notice of Grant. (46)*

10.32	Form of LTI Performance Stock Option Agreement pursuant to the 2008 Omnibus Incentive Plan.(46)*

10.33	Form of LTI Performance Stock Unit Agreement pursuant to the 2008 Omnibus Incentive Plan.(46)*

10.34	Non-employee Director Compensation summary.(12)*

10.35	Non-Employee Director Compensation Structure.(17)*

10.36	2012 - 2014 Long-Term Incentive (LTI) Plan.*

10.37	2012 Short Term Incentive (STI) Plan, as revised.*

10.38	2008 Omnibus Incentive Plan, as amended May 4, 2010.(36)*

10.39	Executive Change in Control Severance Agreement. (13)

10.39.1	Form of Amendment to Executive Change in Control Agreement. (44)

10.40	Retirement Term Sheet relating to Douglas S. Schatz.(14)

10.41	Offer Letter, dated September 28, 2014, by and among Advanced Energy Industries, Inc. and Yuval Wasserman. (51)

10.42	Executive Change in Control Agreement, dated August 14, 2010, by and among Advanced Energy Industries Inc. and Thomas O. McGimpsey.(41)

10.43	Executive Change in Control Agreement, dated September 30, 2014, by and among Advanced Energy Industries, Inc. and Yuval Wasserman. (51)

10.44	Relocation Agreement, dated August 5, 2013, by and among Advanced Energy Industries, Inc. and Yuval Wasserman. (47)

10.45	Executive Separation Agreement and Release of all Claims, dated May 5, 2014, by and between Advanced Energy Industries, Inc. and Gordon Tredger.(49)

10.46	Executive Transition and Separation Agreement, dated May 31, 2014, by and between Advanced Energy Industries, Inc. and Garry Rogerson.(50)

10.47	Executive Transition and Separation Agreement, dated November 17, 2014, by and between Advanced Energy Industries, Inc. and Danny C. Herron.(52)

10.48	Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005.(16)+

10.49	Shipping Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005. (16)+

10.50	Bridge Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated January 26, 2011. (40)+

10.51	Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of March 24, 2010.(25)

10.52	Amendment No. 1 to Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of April 21, 2010.(26)

10.53	Amendment No. 2 to Merger Agreement by and among Advanced Energy Industries, Inc., PV Powered, Inc. and Neptune Acquisition Sub, Inc., dated as of October 30, 2010.(34)

10.54	Sale and Purchase Agreement by and among Advanced Energy Industries, Inc., Blitz S13-103 GmbH, Jolaos Verwaltungs GmbH and Prettl Beteiligungs Holdings, GmbH, dated as of April 8, 2013. (45)

10.55	Asset Purchase Agreement, dated as of July 21, 2010, by and among Advanced Energy Industries, Inc. and Hitachi Metals, Ltd.(30)

10.56	Amendment to Asset Purchase Agreement by and between Advanced Energy Industries, Inc. and Hitachi Metals, Ltd., dated as of October 15, 2010.(31)

10.57
Credit Agreement, dated October 12, 2012, by and among Wells Fargo Bank, National Association, as administrative agent for certain lenders, Advanced Energy Industries, Inc., AE Solar Energy Inc., and Sekidenko, Inc.(43)

10.58
Guaranty and Security Agreement dated October 12, 2012 among Wells Fargo Bank, National Association, Advanced Energy Industries, Inc., AE Solar Energy, Inc., Sekidenko, Inc., AEI US Subsidiary, Inc. and Aera Corporation.(43)

10.59
Amendment No. 1 to Credit Agreement dated November 8, 2012 among Wells Fargo Bank, National Association, Advanced Energy Industries, Inc., AE Solar Energy, Inc., Sekidenko, Inc., AEI US Subsidiary, Inc. and Aera Corporation. (44)

10.60	Loan Agreement dated February 1, 2011 among Commerzbank Aktiengesellschaft, Refusol GmbH, and Refu Elektronik, GmbH. (47)

10.61	Addendum No. 1 to Loan Agreement between Commerzbank Aktiengesellschaft, Refusol GmbH, and Refu Elektronik, GmbH. (47)

10.62	Master Loan Agreement dated August 18, 2011 among Beyerische Landesbank and Refusol GmbH. (47)

10.63	1st Amendment dated July 30, 2012 to Master Loan Agreement among Bayerische Landesbank and Refusol GmbH. (47)

10.64	Master Loan Agreement dated July 31, 2013 among Bayerische Landesbank and Refusol GmbH. (48)

10.65	Credit Agreement dated March 1, 2012 among Wells Fargo Bank, National Association and Refusol, Inc. (47)

10.66	Extension to Credit Agreement dated February 19, 2013 among Wells Fargo Bank, National Association and Refusol, Inc. (47)

14.1	Code of Ethical Conduct, as revised.(18)

21.1	Subsidiaries of Advanced Energy Industries, Inc.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

_____________________________________

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 2, 1995.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed December 5, 2007.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-26966), filed August 3, 2007.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-26966), filed March 27, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-26966), filed February 24, 2004.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26966), filed May 9, 2001.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 3, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 31, 2006.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-26966), filed August 9, 2006.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-26966), filed March 28, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed February 1, 2006.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26966), filed March 31, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 9, 2005.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 6, 2005.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-26966), filed November 7, 2005.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 28, 2006.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 1, 2007.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 4, 2008.

(20)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26966), filed August 6, 2013.

(21)	Reserved.

(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-26966), filed February 27, 2009.

(23)	Reserved.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed December 14, 2009.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed March 24, 2010.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 22, 2010.

(27)	Reserved.

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed April 23, 2010.

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 7, 2010.

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 22, 2010.

(31)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26966), filed November 5, 2010.

(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 16, 2010.

(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 20, 2010.

(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed November 2, 2010.

(35)	Reserved.

(36)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-26966), filed March 2, 2011.

(37)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed December 29, 2011.

(38)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed August 2, 2011.

(39)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed August 4, 2011.

(40)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26966), filed May 6, 2011.

(41)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-26966) filed March 2, 2012.

(42)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966) filed April 30, 2012.

(43)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966) filed October 15, 2012.

(44)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-26966) filed March 6, 2013.

(45)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966) filed April 11, 2013.

(46)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966) filed May 10, 2013.

(47)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26966) filed August 6, 2013.

(48)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26966) filed November 8, 2013.

(49)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed May 5, 2014.

(50)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed June 2, 2014.

(51)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed October 1, 2014.

(52)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed November 18, 2014.

*	Compensation Plan

+	Confidential treatment has been granted for portions of this agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
ADVANCED ENERGY INDUSTRIES, INC.

(Registrant)
/s/  Yuval Wasserman
________________________________________________________________________________________________________________________

Yuval Wasserman
Chief Executive Officer
Date: February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuval Wasserman	Chief Executive Officer and Director	February 26, 2015
Yuval Wasserman

/s/ Danny C. Herron	Executive Vice President and Chief Financial Officer	February 26, 2015
Danny C. Herron

/s/ Terry F. Hudgens	Chairman of the Board	February 26, 2015
Terry F. Hudgens

/s/ Frederick A. Ball	Director	February 26, 2015
Frederick A. Ball

/s/ Grant H. Beard	Director	February 26, 2015
Grant H. Beard

/s/ Ronald C. Foster	Director	February 26, 2015
Ronald C. Foster

/s/ Edward C. Grady	Director	February 26, 2015
Edward C. Grady

/s/ Richard P. Beck	Director	February 26, 2015
Richard P. Beck

/s/ Thomas M. Rohrs	Director	February 26, 2015
Thomas M. Rohrs