Form 10-Q
period 2015-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2015-05-06
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
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

As of April 30, 2015 there were 40,892,181 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS	UNAUDITED
CURRENT ASSETS:
Cash and cash equivalents	$152,827	$125,285
Marketable securities	3,085	3,083
Accounts receivable, net of allowances of $4,791 and $3,035, respectively	121,746	124,150
Inventories, net of reserves of $36,016 and $41,080, respectively	98,052	95,082
Deferred income tax assets	13,986	14,011
Income taxes receivable	10,047	5,555
Other current assets	10,458	9,588
Total current assets	410,201	376,754
Property and equipment, net	25,964	28,976
OTHER ASSETS:
Deposits and other	1,667	2,052
Goodwill	188,843	203,329
Other intangible assets, net	42,880	47,074
Deferred income tax assets	25,668	26,384
Total assets	$695,223	$684,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,568	$53,040
Income taxes payable	2,146	1,495
Accrued payroll and employee benefits	11,706	13,479
Accrued warranty expense	15,297	17,769
Other accrued expenses	16,610	19,970
Customer deposits	9,004	6,817
Total current liabilities	115,331	112,570
LONG-TERM LIABILITIES:
Deferred income tax liabilities	1,722	1,439
Uncertain tax positions	9,781	6,484
Accrued warranty expense	16,820	18,352
Long term deferred revenue	44,623	47,246
Other long-term liabilities	22,678	23,513
Total liabilities	210,955	209,604

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 40,885 and 40,613
issued and outstanding, respectively	41	41
Additional paid-in capital	240,659	237,752
Retained earnings	247,672	226,396
Accumulated other comprehensive (loss) income	(4,104)	10,776
Total stockholders’ equity	484,268	474,965
Total liabilities and stockholders’ equity	$695,223	$684,569
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
	UNAUDITED
SALES	$141,118	$140,948
COST OF SALES	81,374	88,287
GROSS PROFIT	59,744	52,661
OPERATING EXPENSES:
Research and development	14,242	14,142
Selling, general and administrative	21,754	19,731
Amortization of intangible assets	1,891	1,875
Total operating expenses	37,887	35,748
OPERATING INCOME	21,857	16,913
OTHER INCOME (EXPENSE), NET	1,066	(96)
Income before income taxes	22,923	16,817
Provision for income taxes	1,647	2,102
NET INCOME	$21,276	$14,715

Basic weighted-average common shares outstanding	40,740	40,814
Diluted weighted-average common shares outstanding	41,129	41,870

EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE	$0.52	$0.36
DILUTED EARNINGS PER SHARE	$0.52	$0.35

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2015	2014
	UNAUDITED
Net income	$21,276	$14,715
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(14,261)	(1,664)
Unrealized (losses) gains on marketable securities	(619)	2
Comprehensive income	$6,396	$13,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2015	2014
	UNAUDITED
Cash Flows from Operating Activities:
Net income	$21,276	$14,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,844	4,871
Stock-based compensation expense	589	1,764
Provision for deferred income taxes	—	1
Non-cash reserve for potential bad debt	1,880	—
Net gain on sale or disposal of assets	364	317
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(2,390)	(11,526)
Inventories	(5,228)	(149)
Other current assets	(2,083)	(176)
Accounts payable	11,416	7,919
Other current liabilities and accrued expenses	1,754	(11,479)
Income taxes	(3,781)	542
Net cash provided by operating activities	28,641	6,799
Cash Flows from Investing Activities:
Purchases of marketable securities	—	(3,600)
Proceeds from sale of marketable securities	—	2,640
Purchases of property and equipment	(421)	(1,581)
Acquisitions, net of cash acquired	—	(30,302)
Net cash used in investing activities	(421)	(32,843)
Cash Flows from Financing Activities
Borrowings from lines of credit, net of repayments	—	1,377
Cash settlement of performance stock units	—	(11,198)
Proceeds from exercise of stock options	2,029	7,369
Excess tax from stock-based compensation deduction	289	670
Other financing activities	(15)	—
Net cash provided by (used in) financing activities	2,303	(1,782)
Effect of Currency Translation on Cash	(2,981)	(72)
Increase (Decrease) in Cash and Cash Equivalents	27,542	(27,898)
Cash and Cash Equivalents, beginning of period	125,285	138,125
Cash and Cash Equivalents, end of period	$152,827	$110,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$73	$19
Cash paid for income taxes	1,311	838
Cash received for refunds of income taxes	89	34
Cash held in banks outside the United States of America	47,526	39,052
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support power conversion and control products that transform power into various usable forms. Our products enable manufacturing processes that use thin film for various products, such as semiconductor devices, flat panel displays, thin film renewables, architectural glass, optical coating and consumer products decorative and functional coating. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these same markets. Our power control modules provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, and material and chemical processing. Our high voltage power supplies and modules are used in applications such as semiconductor ion implantation, scanning electron microscopy ("SEM"), chemical analysis such as mass spectrometry and various applications using X-ray technology and electron guns for both analytical and processing applications. Our solar inverter products support renewable power generation solutions primarily for commercial and utility-scale solar projects and installations. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments and used equipment to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for photovoltaic ("PV") sites of all sizes.
We are organized into two business segments based on the products and services provided.

•
Precision Power Products segment ("Precision Power Products") offers products for direct current ("DC"), pulsed DC mid-frequency, high voltage, and radio frequency ("RF") power supplies, matching networks and RF instrumentation as well as thermal instrumentation and digital power controller products.

•
Inverters segment ("Inverters") offers both a transformer-based or transformerless advanced grid-tied PV inverter solution for commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high quality, reliable electrical power.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2015, and the results of our operations and cash flows for the three months ended March 31, 2015 and 2014.
The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and other financial information filed with the SEC.
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
CRITICAL ACCOUNTING POLICIES
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
In May 2014, the FASB issued guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is proposed to be effective at the beginning of fiscal year 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing reporting.
In April 2014, the FASB issued guidance redefining discontinued operations and requiring only those disposals of components of an entity, including classifications as held for sale, that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be reported as discontinued operations. In addition, the new standard expands the disclosure requirements of discontinued operations. This pronouncement does not have an impact on our consolidated financial statements and related disclosures.

NOTE 2.	BUSINESS ACQUISITIONS
Acquisitions
Power Control Module
On January 27, 2014, we acquired the intellectual property related to AEG Power Solutions' Power Control Modules ("PCM"). PCM is comprised of the Thyro-Family of products and accessories and serves numerous power control applications in different industries ranging from materials thermal processing through chemical processing, glass manufacturing and numerous other general industrial power applications. This acquisition is expected to broaden our product offerings and is included in our Precision Power segment. We paid total consideration of $31.5 million including contingent consideration, of which $15.0 million is included in Intangibles, $16.4 million in Goodwill, and $0.1 million in Property, plant, and equipment. The acquisition included $1.4 million of contingent consideration that was paid in the first quarter of 2015. Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill associated with the acquisition is the result of expected synergies and expansion of our product offerings into new markets.
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
The components of the fair value of the total consideration transferred for the HiTek acquisition are as follows (in thousands):

Cash paid to owners	$3,525
Cash acquired	(6,889)
Total fair value of consideration received	$(3,364)

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of April 12, 2014 (in thousands):

Accounts receivable	$2,867
Inventories	4,980
Other current assets	415
Property and equipment	1,291
Current liabilities	(3,836)
Deferred taxes on intangible values	2,020
Long-term liabilities	(22,725)
Total tangible assets, net	(14,988)

Amortizable intangible assets:
Tradename	336
Technology	4,029
Customer relationships	8,225
Total amortizable intangible assets	12,590
Total identifiable net assets	(2,398)
Gain on bargain purchase	(966)
Total fair value of consideration received	$(3,364)
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
	$12,590
Intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The purchase price accounting is open pending completion of the income tax returns.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the fair value of the total consideration transferred for the UltraVolt acquisition are as follows (in thousands):

Cash paid to owners	$30,200
Net working capital adjustment	944
Total fair value of consideration transferred	$31,144
The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of August 4, 2014 (in thousands):

Cash	$758
Accounts receivable	1,694
Inventories	2,599
Other current assets	472
Property and equipment	424
Long-term assets	711
Deferred taxes on intangible values	(1,970)
Current liabilities	(1,053)
Total tangible assets, net	3,635

Amortizable intangible assets:
Technology	2,100
Tradename	200
Customer relationships	8,600
Total amortizable intangible assets	10,900
Total identifiable net assets	14,535
Goodwill	16,609
Total fair value of consideration transferred	$31,144
A summary of the intangible assets acquired, amortization method and estimated useful lives as of August 4, 2014 follows (in thousands, except useful life):

	Amount	Amortization Method	Useful Life
Technology	$2,100	Straight-line	10
Tradename	200	Straight-line	2.5
Customer relationships	8,600	Straight-line	12
	$10,900
The goodwill associated with the acquisition is the result of expected synergies and expansion of the technology into additional markets that we already serve. The purchase price accounting is open pending completion of the income tax returns.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Income before income taxes	$22,923	$16,817
Provision for income taxes	1,647	2,102
Effective tax rate	7.2%	12.5%
The effective tax rates for the three months ended March 31, 2015 and 2014 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three months ended March 31, 2015 and 2014, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net Income	$21,276	$14,715

Basic weighted-average common shares outstanding	40,740	40,814
Assumed exercise of dilutive stock options and restricted stock units	389	1,056
Diluted weighted-average common shares outstanding	41,129	41,870

Basic earnings per share	$0.52	$0.36
Diluted earnings per share	$0.52	$0.35
The following stock options were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Stock options	164	24

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
Our marketable securities consist entirely of certificates of deposit as follows (in thousands):

	March 31,		December 31,
	2015		2014
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$3,085	$3,085	$3,083	$3,083
The maturities of our marketable securities available for sale as of March 31, 2015 are as follows:

	Earliest		Latest
Certificates of deposit	4/14/2015	to	10/8/2015
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next twelve months.
As of March 31, 2015, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We attempt to mitigate these risks through the use of derivative financial instruments, primarily forward contracts. During the three months ended March 31, 2015 and 2014, we entered into foreign currency exchange forward contracts to attempt to mitigate the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they tend to offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one month periods. At March 31, 2015 and December 31, 2014 we had outstanding Euro forward contracts.
The notional amount of foreign currency exchange contracts at March 31, 2015 was $13.3 million and the difference between the fair value and the notional value of these contracts was not significant. During the three months ended March 31, 2015 and 2014, we recognized a gain of $1.5 million and a loss of $1.3 million, respectively. These gains and losses were offset by corresponding losses and gains, respectively, on the related underlying intercompany debt and both are included as a component of Other income (expense), net, in our Condensed Consolidated Statements of Operations.

NOTE 7.	ASSETS MEASURED AT FAIR VALUE
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of March 31, 2015, and December 31, 2014. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of March 31, 2015, and December 31, 2014.

March 31, 2015	Level 1	Level 2	Level 3	Total
	(In thousands)
Total marketable securities	$—	$3,085	$—	$3,085

December 31, 2014	Level 1	Level 2	Level 3	Total
	(In thousands)
Total marketable securities	$—	$3,083	$—	$3,083

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three months ended March 31, 2015.

NOTE 8.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of Inventories, net of reserves, are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Parts and raw materials	$57,656	$64,096
Work in process	10,169	6,623
Finished goods	30,227	24,363
Inventories, net of reserves	$98,052	$95,082

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Buildings and land	$1,721	$1,745
Machinery and equipment	50,661	49,034
Computer and communication equipment	24,133	24,063
Furniture and fixtures	1,512	4,251
Vehicles	261	246
Leasehold improvements	26,777	28,030
Construction in process	750	815
	105,815	108,184
Less: Accumulated depreciation	(79,851)	(79,208)
Property and equipment, net	$25,964	$28,976
Depreciation expense, recorded in general and administrative expenses and cost of goods sold, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Depreciation expense	$2,953	$2,996

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the three months ended March 31, 2015 (in thousands):

	December 31, 2014	Effect of Currency Translation	March 31, 2015
Precision Power	$43,873	$(1,317)	$42,556
Inverters	159,456	(13,169)	146,287
Consolidated	$203,329	$(14,486)	$188,843

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	INTANGIBLE ASSETS
Other intangible assets subject to amortization consisted of the following as of March 31, 2015 (in thousands, except weighted-average useful life):

	Gross Carrying Amount as of March 31, 2015	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount as of March 31, 2015	Weighted-Average Useful Life in Years
Technology-based	$35,608	$(2,095)	$(19,262)	$14,251	7
Customer relationships	35,472	(3,097)	(5,602)	26,773	11
Trademarks and other	6,001	(202)	(3,943)	1,856	9
Total amortizable intangibles	$77,081	$(5,394)	$(28,807)	$42,880
Other intangible assets subject to amortization consisted of the following as of December 31, 2014 (in thousands, except weighted-average useful life):

	Gross Carrying Amount as of December 31, 2014	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount as of December 31, 2014	Weighted-Average Useful Life in Years
Technology-based	$35,608	$(1,148)	$(18,358)	$16,102	7
Customer relationships	35,472	(1,838)	(4,767)	28,867	11
Trademarks and other	6,001	(105)	(3,791)	2,105	9
Total amortizable intangibles	$77,081	$(3,091)	$(26,916)	$47,074
Amortization expense relating to other intangible assets included in our income is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization expense	$1,891	$1,875
Amortization expense related to intangibles for each of the five years 2015 (remaining) through 2019 and thereafter is as follows (in thousands):

Year Ending December 31,
2015	$5,160
2016	5,753
2017	5,529
2018	4,375
2019	3,977
Thereafter	18,086
$42,880

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Current deferred tax liability	$563	$609
Accrued restructuring costs (See Note 13)	263	1,386
Current contingent consideration	—	1,210
Accrued sales and use tax	1,908	2,252
Accrued VAT	2,688	3,980
Other*	11,188	10,533
Total Other accrued expenses	$16,610	$19,970
*Other consists of items that are individually less than 5% of total current liabilities.
NOTE 13.RESTRUCTURING COSTS
In April 2014, we committed to a restructuring plan to take advantage of additional cost savings opportunities in connection with our acquisitions and realignment to a single organizational structure based on product line. The plan called for consolidating certain facilities and rebranding of products to allow us to use our resources more efficiently. All activities under this restructuring plan were completed prior to December 31, 2014. Accrued restructuring costs are included in Other accrued expenses on our Condensed Consolidated Balance Sheet.
The following table summarizes our restructuring liabilities under the 2014 plan (in thousands):

	Balances at December 31, 2014	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at March 31, 2015
Severance and related costs	$992	$(1,003)	$12	$1
Facility closure costs	51	(49)	(2)	—
Total restructuring liabilities	$1,043	$(1,052)	$10	$1
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
The following table summarizes our restructuring liabilities under the 2013 plan (in thousands):

	Balances at December 31, 2014	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at March 31, 2015
Severance and related costs	$38	$—	$(4)	$34
Facility closure costs	141	(15)	(21)	105
Total restructuring liabilities	$179	$(15)	$(25)	$139
In September 2011, we approved and committed to several initiatives over the following 16 months to realign our manufacturing and research and development activities in order to foster growth and enhance profitability. These initiatives are

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table summarizes our restructuring liabilities under this plan (in thousands):

	Balances at December 31, 2014	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at March 31, 2015
Severance and related costs	$—	$—	$—	$—
Facility closure costs	164	(41)	—	123
Total restructuring liabilities	$164	$(41)	$—	$123

NOTE 14.	WARRANTIES
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
We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balances at beginning of period	$36,121	$22,067
Increases to accruals related to sales during the period	1,885	1,568
Warranty expenditures	(2,984)	(2,954)
Effect of changes in exchange rates	(2,905)	(31)
Balances at end of period	$32,117	$20,650
As of March 31, 2015 $15.3 million is recorded in Current liabilities and $16.8 million is recorded in Long-term liabilities in our Condensed Consolidated Balance Sheet.

NOTE 15.	PENSION LIABILITY
In connection with the HiTek acquisition discussed in Note 2. Business Acquisitions, we acquired the HiTek Power Limited Pension Scheme ("HPLPS"). The HPLPS has been closed to new participants and additional accruals since 2006. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. The net amount of the pension liability on our balance sheets as of March 31, 2015 and December 31, 2014 was $19.1 million and $20.1 million, respectively, recorded in Other long-term liabilities.
The components of the net periodic pension expense for the three months ended March 31, 2015 were as follows (in thousands):

Expected return on plan assets	$(163)
Interest cost	325
Net periodic benefit expense	$162

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in Cost of sales, Research and development, and Selling, general & administrative expenses based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense	$589	$1,764
Stock Options
Stock option awards, other than awards under our 2012-2014 Long Term Incentive Plan ("2012-2014 LTI Plan") and our 2015 Long Term Incentive Plan ("2015 LTI Plan"), are generally granted with an exercise price equal to the market price of our common stock at the date of grant, a four-year vesting schedule, and a term of 10 years.
Under our 2012-2014 LTI Plan, we made grants of performance based options during the first quarter of 2014, which vested in the first quarter of 2015 based on the Company's achievement of return on net assets targets established by our Board of Directors at the beginning of 2014. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model utilizing an expected volatility of 53.3%, a risk-free rate of 1.7%, a dividend yield of zero, and an expected term of 5.4 years. The weighted-average grant date fair value of the options is $13.09 per share.
Under our 2015 LTI Plan, we made grants of time-based based options during the first quarter of 2015, which will vest annually over a three-year period. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model utilizing an expected volatility of 43.4%, a risk-free rate of 1.1%, a dividend yield of zero, and an expected term of 4.3 years. The weighted-average grant date fair value of the options is $9.53 per share
A summary of our time based stock option activity for the three months ended March 31, 2015 is as follows (in thousands):

Shares
Options outstanding at beginning of period	642
Options granted	167
Options exercised	(122)
Options forfeited	(28)
Options outstanding at end of period	659
Changes in outstanding performance based stock options during the three months ended March 31, 2015 were as follows (in thousands):

Shares
Options outstanding at beginning of period	380
Options exercised	(94)
Options forfeited	(143)
Options outstanding at end of period	143
Restricted Stock Units
Restricted Stock Units ("RSU"), except for those under our 2012-2014 LTI Plan and our 2015 LTI Plan, are generally granted with a four-year vesting schedule.
Under our 2012-2014 LTI Plan, we made grants of performance based awards during the first quarter of 2014, which vested in the first quarter of 2015 based on the Company's achievement of return on net assets targets established by our Board of Directors at the beginning of 2014. No further awards are outstanding under this plan.
Under our 2015 LTI Plan, we made grants of performance based and time-based awards during the first quarter of 2015. The time-based awards will vest annually over a three-year period and the performance based awards will vest in the next year

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the Company's achievement of return on net assets targets established by our Board of Directors at the beginning of 2015. The awards were granted with an exercise price equal to the market price of our common stock at the date of grant.
A summary of our time-based unvested RSU activity for the three months ended March 31, 2015 is as follows (in thousands):

Shares
Balance at beginning of period	115
RSUs granted	30
RSUs vested	(12)
RSUs forfeited	(6)
Balance at end of period	127
Changes in the unvested performance based RSUs during the three months ended March 31, 2015 were as follows (in thousands):

Shares
Balance at beginning of period	242
RSUs granted	60
RSUs vested	(75)
RSUs forfeited	(167)
Balance at end of period	60

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of tax, consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2014	$10,249	$527	$10,776
Current period other comprehensive income (loss)	(14,261)	(619)	(14,880)
Balances at March 31, 2015	$(4,012)	$(92)	$(4,104)

NOTE 18.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of March 31, 2015 is approximately $64.7 million. Our policy with respect to all purchase commitments, is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three months ended March 31, 2015.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2015 and 2014, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Three Months Ended March 31,
	2015	2014
Sales to related parties	$199	$127
Rent expense to related parties	—	435
Sales - Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three months ended March 31, 2015 and March 31, 2014, we had sales to two customers as noted above. As of March 31, 2015, we had aggregate accounts receivable from both customers of $0.1 million. As of December 31, 2014, we had aggregate accounts receivable of $0.1 million from three customers.

NOTE 20.	SEGMENT INFORMATION
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
Sales with respect to our operating segments is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Precision Power	$105,840	$82,872
Inverters	35,278	58,076
Total	$141,118	$140,948

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income before income taxes by operating segment is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Precision Power	$31,103	$23,211
Inverters	(9,246)	(6,298)
Total segment operating income	21,857	16,913
Other income (expense), net	1,066	(96)
Income before income taxes	$22,923	$16,817
Segment assets consist of inventories, net and property and equipment, net. A summary of consolidated total assets by segment follows (in thousands):

	March 31, 2015	December 31, 2014
Precision Power	$50,190	$51,414
Inverters	73,228	69,612
Total segment assets	123,418	121,026
Unallocated corporate property and equipment	598	2,617
Unallocated corporate assets	571,207	560,926
Consolidated total assets	$695,223	$684,569
"Corporate" is a non-operating business segment with the main purpose of supporting operations. Unallocated corporate assets include accounts receivable, deferred income taxes, other current assets and intangible assets.
During the three months ended March 31, 2015, we had two customers which individually accounted for 10% or more of our sales. Sales to Applied Materials, Inc. and LAM Research were $35.4 million and $21.9 million or 25.1% and 15.5%, respectively, of total sales for the three month period. During the three months ended March 31, 2014, we had two customer individually accounting for 10% or more of our sales. Sales to Applied Materials, Inc. and LAM Research were $27.0 million and $17.8 million or 19.2% and 12.6%, respectively, of total sales during the three month period. Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar, flat panel display, and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.

NOTE 21.	CREDIT FACILITIES
In October 2012, we, along with two of our wholly-owned subsidiaries, AE Solar Energy, Inc. and Sekidenko, Inc., entered into a Credit Agreement, subsequently amended in November 2012 and August 2013, (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as agent for and on behalf of certain lenders (each a "Lender"), which provides for a new secured revolving credit facility of up to $50.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $50.0 million, although the amount of the Credit Facility may be increased by an additional $25.0 million up to a total of $75.0 million subject to receipt of lender commitments and other conditions. Borrowings under the Credit Facility are subject to a borrowing base based upon our domestic accounts receivable and inventory and are available for various corporate purposes, including general working capital, capital expenditures, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit which reduce availability under the Credit Agreement. The maturity date of the Credit Facility is October 12, 2017. As of March 31, 2015, we had $49.4 million of availability on our Wells Fargo Credit Facility.
At our election, the loans comprising each borrowing will bear interest at a rate per annum equal to either: (a) a "base rate" plus between one-half (0.5%) and one (1.0%) full percentage point depending on the amount available for additional draws under the Credit Facility ("Base Rate Loan"); or (b) the LIBOR rate then in effect plus between one and one-half (1.5%) and two (2%) percentage points depending on the amount available for additional draws under the Credit Facility. The "base rate" for any Base Rate Loan will be the greatest of the federal funds rate plus one-half (0.5%) percentage point; the one-month LIBOR rate plus one (1.0%) percentage point; and Wells Fargo's "prime rate" then in effect. As of March 31, 2015, the rate in effect was 3.75%.
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
The Credit Agreement requires us to pay certain fees to the Lenders, including a $2,500 collateral management fee for each month that the Credit Facility is in place, and a fee based on the unused amount of the Credit Facility. During the three months ended March 31, 2015 and 2014, we expensed $0.1 million and $0.2 million, respectively, in interest and fees related to unused line of credit fees and amortization of debt issuance costs. We did not borrow against the Credit Facility during the three months ended March 31, 2015.
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
Upon expiration of this agreement, Refusol, GmbH entered into a new loan agreement with Bayerische Landesbank ("Bayern") under which it had the ability to borrow up to 4.0 million Euros (equal to $5.5 million on March 31, 2015) as either bank overdrafts, term loans, guarantees, or letters of credit. The overdraft facility bore interest at 3.9%, guarantees bore a rate of 1.64% and interest on term loans was a fixed rate set for each term loan period based on money market rates. Loan commitment fees were 0.25%. This line of credit was repaid and cancelled in the third quarter of 2014.
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
For additional information regarding factors that may affect our actual financial condition, results of operations and accuracy of our forward-looking statements, see the information under the caption "Risk Factors" in Part II Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2014. We undertake no obligation to revise or update any forward-looking statements for any reason.
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

•
Our power conversion products refine, modify and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our power conversion products are primarily used in processing equipment that is used by semiconductor, solar panel and similar thin film manufacturers including flat panel display, data storage, hard and optical coating, and architectural glass manufacturers.

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

As we announced in December 2014, we are exploring strategic alternatives for our Inverter business. We expect to complete the process of evaluating these alternatives in the second quarter. We may see an impact on customer demand as a result of this process.
As also noted in Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q, we acquired the assets of Power Control Modules ("PCM") on January 27, 2014. The financial results discussed below include the financial results of PCM for the period January 27, 2014 to December 31, 2014 and the three months ended March 31, 2015.
Additionally, on April 12, 2014, we acquired HiTek Power Group ("HiTek"), a privately held provider of high voltage power solutions, based in the United Kingdom. The financial results discussed below include the financial results of HiTek for the period April 12, 2014 to December 31, 2014 and the three months ended March 31, 2015. Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q describes the acquisition of HiTek.
Furthermore, on August 4, 2014, we acquired UltraVolt, Inc., a privately held provider of high voltage power solutions, based in Ronkonkoma, New York. The financial results discussed below include the financial results of UltraVolt for the period August 4, 2014 to December 31, 2014 and the three months ended March 31, 2015. Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q describes the acquisition of UltraVolt.
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
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Sales	$141,118	$140,948
Gross profit	59,744	52,661
Operating expenses	37,887	35,748
Operating income	21,857	16,913
Other income (expenses), net	1,066	(96)
Income before income taxes	22,923	16,817
Provision for income taxes	1,647	2,102
Income net of income taxes	$21,276	$14,715
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2015	2014
Sales	100.0%	100.0%
Gross profit	42.3	37.4
Operating expenses	26.8	25.4
Operating income	15.5	12.0
Other income (expenses), net	0.8	(0.1)
Income before income taxes	16.2	11.9
Provision for income taxes	1.2	1.5
Income net of income taxes	15.0%	10.4%

SALES
The following tables summarize sales, and percentages of sales, by segment for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	% of Total Sales	2014	% of Total Sales	Increase/ (Decrease)	Percent Change
Precision Power Products:
Semiconductor capital equipment	$73,221	51.9%	$56,315	39.9%	$16,906	30.0%
Non-semiconductor capital equipment	20,387	14.5	14,780	10.5	5,607	37.9
Global support	12,231	8.6	11,777	8.4	454	3.9
Total Precision Power Products	105,839	75.0	82,872	58.8	22,967	27.7
Inverters	35,279	25.0	58,076	41.2	(22,797)	(39.3)
Total sales	$141,118	100.0%	$140,948	100.0%	$170	0.1%
Total Sales
Overall, our sales increased $0.2 million, or 0.1%, to $141.1 million for the three months ended March 31, 2015 from $140.9 million for the three months ended March 31, 2014. Semiconductor results hit a record high which was offset by a decline in our Inverter sales given continued softness in the inverter market and weakness in industrial and flat panel display applications.
Precision Power Products
Results for Precision Power Products for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Sales	$105,839	$82,872
Operating income	31,103	23,211
Precision Power Products sales increased 27.7% to $105.8 million, or 75.0% of sales, for the three months ended March 31, 2015 versus $82.9 million, or 58.8% of sales, for the three months ended March 31, 2014 largely driven by semiconductor sales, which improved in the first quarter, due to increased sales to existing customers, as well as the addition of the HiTek power line.
In the three months ended March 31, 2015, Precision Power Products sales to the semiconductor market increased 30.0% to a record $73.2 million from $56.3 million for the three months ended March 31, 2014. Market conditions remained strong across the semiconductor market driven by our leadership in etch applications. We expect current investment levels to decrease in the second quarter with uncertainty for the rest of 2015 depending on 3D NAND and foundry expansion plans.
Sales in the non-semiconductor capital equipment markets increased 37.9% to $20.4 million, or 14.5% of sales, for the three months ended March 31, 2015 compared to $14.8 million, or 10.5% of sales, for the three months ended March 31, 2014. Outside of semiconductor capital equipment, other markets served by Precision Power Products include solar panel, flat panel display, power control modules, data storage, architectural glass and other industrial manufacturing markets. Our customers in these markets are primarily global and regional OEMs. As we have diversified our product offerings over the past year through the acquisitions of PCM, HiTek and UltraVolt, we have expanded our reach to new customers.
Our global support revenue increased 3.9% to $12.2 million, or 8.6% of total sales, for the three months ended March 31, 2015, compared to $11.8 million, or 8.4% of sales, for the three months ended March 31, 2014.
Operating income for Precision Power Products was $31.1 million for the three months ended March 31, 2015, an increase of $7.9 million from the same period of 2014. High sales volumes continued to drive improved manufacturing efficiencies and a shift to higher margin product mix resulted in the increase in operating income.

Inverters
Results for our Inverters segment for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Sales	$35,278	$58,076
Operating loss	(9,246)	(6,298)
Inverters sales were $35.3 million, or 25.0% of sales, for the three months ended March 31, 2015 as compared to $58.1 million, or 41.2% of sales, for the three months ended March 31, 2014. Inverter sales were impacted by market trends in our core inverter markets in the US and Europe, increasing price pressure, as well as a shift to geographic regions and market segments that we do not serve. In addition, our business was impacted by the announcement of our ongoing strategic review of alternatives for our Inverter business which we expect to complete during the second quarter of 2015. Despite global market growth, the US commercial and utility markets, as well as the European commercial market, underperformed at the start of 2015. Factors affecting the US commercial market were seasonal with an especially weak first quarter due to winter weather and we expect a modest recovery in the second quarter. The US utility market experienced continued weakness due to uncertainty regarding the timing of projects related to solar panel tariffs as well as investment tax credit uncertainty.
Operating loss for Inverters was $9.2 million for the three months ended March 31, 2015 as compared to $6.3 million for the three months ended March 31, 2014. Lower sales volume, partially offset by lower operating expenses, contributed to the loss.
Backlog
Our overall backlog was $72.7 million at March 31, 2015 as compared to $87.9 million at December 31, 2014. The decrease is primarily the result of a decrease in Inverters backlog.
GROSS PROFIT
Our gross profit was $59.7 million, or 42.3% of sales, for the three months ended March 31, 2015, as compared to $52.7 million, or 37.4% of sales for the three months ended March 31, 2014. The year-over-year increase in absolute dollars was a result of a shift in product mix to higher margin products.
OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015		2014
Research and development	$14,242	10.1%	$14,142	10.0%
Selling, general, and administrative	21,754	15.4	19,731	14.0
Amortization of intangible assets	1,891	1.3	1,875	1.3
Total operating expenses	$37,887	26.8%	$35,748	25.3%
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
Research and development expenses for the three months ended March 31, 2015 were $14.2 million, or 10.1% of sales, as compared to $14.1 million, or 10.0% of sales, for the three months ended March 31, 2014. Research and development costs remained relatively flat in the three months ended March 31, 2015 as compared to the same periods in 2014 as a result of our focus on continuing to invest in new product research and development.
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
Selling, general and administrative ("SG&A") expenses increased for three months ended March 31, 2015 as compared to the same period in 2014 primarily due to the recording of an accrual for a potential bad debt that was made in the first quarter of 2015 of $1.9 million.
Amortization Expense
Amortization of intangible assets expense was flat at $1.9 million for the three months ended March 31, 2015 and 2014.
Other Income (Expenses), net
Other income (expenses), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expenses), net was a gain of $1.1 million for the three months ended March 31, 2015 and negligible for the three months ended March 31, 2014. The change is primarily due to the fluctuation in foreign exchange rates and the location of our cash in different countries.
Provision for Income Taxes
We recorded an income tax provision for the three months ended March 31, 2015 of $1.6 million compared to $2.1 million for the three months ended March 31, 2014, resulting in effective tax rates of 7.2% and 12.5%, respectively. The effective tax rates for the three months ended March 31, 2015 and 2014 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates. The change in rates between the corresponding periods is due to changes in sales mix between tax jurisdictions.
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

The non-GAAP results presented below exclude the impact of stock-based compensation, amortization of intangible assets, restructuring costs, tax release items, acquisition-related costs, and other nonrecurring expenses (in thousands):

	Three Months Ended March 31,
	2015	2014
Income, net of tax, as reported	$21,276	$14,715
Adjustments, net of tax:
Acquisition-related costs	—	228
Stock-based compensation	547	1,544
Amortization of intangible assets	1,755	1,642
Non-GAAP income, net of tax	$23,578	$18,129

Diluted weighted-average common shares outstanding	41,129	41,870
Non-GAAP Earnings Per Share	$0.57	$0.43
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
Liquidity and Capital Resources
LIQUIDITY
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, and cash generated from current operations as well as our credit facilities discussed in Note 21. Credit Facilities in Part I Item 1 of this Form 10-Q.
At March 31, 2015, we had $155.9 million in cash, cash equivalents, and marketable securities and $49.4 million of availability on our Wells Fargo Credit Facility. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months. We may seek additional financing from time to time.
CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$28,641	$6,799
Net cash used in investing activities	(421)	(32,843)
Net cash provided by (used in) financing activities	2,303	(1,782)
Effect of Currency Translation on Cash	(2,981)	(72)
Increase (Decrease) in Cash and Cash Equivalents	27,542	(27,898)
Cash and Cash Equivalents, beginning of period	125,285	138,125
Cash and Cash Equivalents, end of period	$152,827	$110,227

2015 CASH FLOWS COMPARED TO 2014
Net cash provided by (used in) operating activities
Net cash provided by operating activities for the three months ended March 31, 2015 was $28.6 million, compared to $6.8 million for the same period ended March 31, 2014. The increase of $21.8 million in net cash flows from operating activities is primarily the result of higher net income in the current quarter as well as lower accounts receivable in their functional currencies and higher accounts payable, offset by higher inventory balances.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2015 was $0.4 million, a decrease of $32.4 million from the same period ended March 31, 2014. The decrease in cash used driven by the $30.3 million cash payment for the acquisition of PCM in 2014. Capital expenditures for the three months ended March 31, 2015 were $1.2 million also lower compared to the same period in 2014.
Net cash provided by (used in) financing activities
Net cash provided by financing activities in the three months ended March 31, 2015 was $2.3 million, a $4.1 million change from the cash used in financing activities of $1.8 million in the same period of 2014. This was primarily due to the settlement of performance stock units in cash of $11.2 million in the first quarter of 2014. Additionally, the exercise of stock options provided $2.0 million of cash in 2015 as compared to $7.4 million in 2014.
Effect of currency translation on cash
During the three months ended March 31, 2015, currency translation had a negative $3.0 million impact on cash compared to a negative impact of $0.1 million in the same period of 2014 primarily due to the decline in the Euro between December 31, 2014 and March 31, 2015. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely impacted. Given recent acquisitions in Europe, our exposure to fluctuations in the value of the Euro and Pound Sterling is becoming more significant. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the three months ended March 31, 2015 and 2014 are as follows:

		Three Months Ended March 31,
From	To	2015	2014
CAD	USD	(8.3)%	(3.9)%
CHF	USD	2.3	1.0
CNY	USD	0.1	(2.6)
EUR	USD	(11.1)	0.2
GBP	USD	(4.8)	0.6
INR	USD	1.4	2.8
JPY	USD	(0.1)	2.0
KRW	USD	(0.9)	(0.8)
TWD	USD	1.2	(1.9)
Off Balance Sheet Arrangements
We have no off-balance sheet arrangements or variable interest entities.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and

accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
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
As of March 31, 2015, our investments consisted primarily of certificates of deposit, all with maturity of less than 2 years. As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by a nominal amount.
We had no debt outstanding as of March 31, 2015 under one debt instrument with variable interest rates and principal payments. Assuming a full drawdown on all of our outstanding loan agreements subject to variable interest rates, and holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an annualized impact on pre-tax earnings and cash flows of approximately $0.5 million.
Foreign Currency Exchange Rate Risk
We are impacted by changes in foreign currency exchange rates through sales and purchasing transactions when we sell products and purchase materials in currencies different from the currency in which product and manufacturing costs were incurred. Our purchasing and sales activities are primarily denominated in the USD, EUR, JPY, and CNY. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions and labor.
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

See the "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 ("Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Yuval Wasserman, Chief Executive Officer) and Principal Financial Officer (William G. Trupkiewicz, Chief Accounting Officer), as appropriate, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015. The conclusions of the Chief Executive Officer and Chief Accounting Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
As of March 30, 2015, our former Chief Financial Officer left the Company and at that date, William G. Trupkiewicz, our Chief Accounting Officer, became our Principal Financial Officer. Mr. Trupkiewicz has over 30 years experience as a Certified Public Accountant and has served as Controller, Treasurer, Chief Accounting Officer, and Interim Chief Financial Officer of public and non-public companies during that time.
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
There have been no material developments in legal proceedings in which we are involved during the quarter ended March 31, 2015. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.	RISK FACTORS
Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2014 describes some of the risks and uncertainties associated with our business. The risk factors set forth below update such disclosures. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties also may impact the accuracy of forward-looking statements included in this Form 10-Q and other reports we file with the Securities and Exchange Commission.

Our evolving manufacturing footprint may increase our risk.

The nature of our manufacturing is evolving as we continue to grow by acquisition. Historically, our principal manufacturing location was in China; however, we have also added specialized manufacturing at our Littlehampton, UK and Ronkonkoma, NY facilities. From time to time we may migrate manufacturing of specific products between facilities or to third party manufacturers. If we do not successfully coordinate the timely manufacturing and distribution of our products during this time, we may have insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs.

The expiration, elimination or reduction of solar rebates, credits and incentives may adversely impact our business.

Federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. We rely on these governmental rebates, tax credits and other financial incentives to lower the cost of installing solar systems and to incent customers to purchase solar systems. The timing and availability of these grant programs in North America and Europe as well as the reduction of the investment tax credit for solar facilities in the United States after 2016 could materially impact our financial condition and results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.67	2015 Long-Term Incentive (LTI) Plan

10.68	2015 Short-Term Incentive (STI) Plan

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	May 6, 2015	/s/ William G. Trupkiewicz
William G. Trupkiewicz
Chief Accounting Officer

INDEX TO EXHIBITS

10.67	2015 Long-Term Incentive (LTI) Plan

10.68	2015 Short-Term Incentive (STI) Plan

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.