Form 10-Q
period 2015-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2015-08-06
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015
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

As of July 31, 2015 there were 41,019,721 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS	UNAUDITED
CURRENT ASSETS:
Cash and cash equivalents	$169,663	$125,285
Marketable securities	13,538	3,083
Accounts receivable, net of allowances of $24,507 and $3,035, respectively	91,432	124,150
Inventories, net of reserves of $44,047 and $41,080, respectively	78,056	95,082
Deferred income tax assets	13,992	14,011
Income taxes receivable	11,822	5,555
Other current assets	11,356	9,588
Total current assets	389,859	376,754
Property and equipment, net	12,250	28,976
OTHER ASSETS:
Deposits and other	1,620	2,052
Goodwill	43,538	203,329
Other intangible assets, net	38,518	47,074
Deferred income tax assets	26,271	26,384
Total assets	$512,056	$684,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,451	$53,040
Income taxes payable	7,273	1,495
Accrued payroll and employee benefits	12,504	13,479
Accrued warranty expense	12,510	17,769
Other accrued expenses	22,453	19,970
Customer deposits	4,146	6,817
Deferred income tax liabilities	45,826	—
Total current liabilities	154,163	112,570
LONG-TERM LIABILITIES:
Deferred income tax liabilities	2,185	1,439
Uncertain tax positions	9,912	6,484
Accrued warranty expense	18,737	18,352
Long term deferred revenue	45,305	47,246
Other long-term liabilities	21,302	23,513
Total liabilities	251,604	209,604

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 41,013 and 40,613
issued and outstanding, respectively	41	41
Additional paid-in capital	242,759	237,752
Retained earnings	15,213	226,396
Accumulated other comprehensive income	2,439	10,776
Total stockholders’ equity	260,452	474,965
Total liabilities and stockholders’ equity	$512,056	$684,569
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	UNAUDITED		UNAUDITED
SALES	$136,791	$146,285	$277,909	$287,233
COST OF SALES	96,513	93,739	177,887	182,026
GROSS PROFIT	40,278	52,546	100,022	105,207
OPERATING EXPENSES:
Research and development	14,047	15,736	28,289	29,878
Selling, general and administrative	40,546	22,828	62,300	42,559
Amortization of intangible assets	1,894	2,226	3,785	4,101
Restructuring charges and asset impairment*	168,393	244	168,393	244
Total operating expenses	224,880	41,034	262,767	76,782
OPERATING (LOSS) INCOME	(184,602)	11,512	(162,745)	28,425
OTHER INCOME (EXPENSE), NET	154	25	1,221	(71)
(Loss) income before income taxes	(184,448)	11,537	(161,524)	28,354
Provision for income taxes	48,012	891	49,659	2,993
NET (LOSS) INCOME	$(232,460)	$10,646	$(211,183)	$25,361

Basic weighted-average common shares outstanding	40,946	40,540	40,843	40,677
Diluted weighted-average common shares outstanding	40,946	41,147	40,843	41,419

EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE	$(5.68)	$0.26	$(5.17)	$0.62
DILUTED EARNINGS PER SHARE	$(5.68)	$0.26	$(5.17)	$0.61
*See Note 13. Restructuring Costs in Part I Item 1 of this Form 10-Q.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	UNAUDITED		UNAUDITED
Net (loss) income	$(232,460)	$10,646	$(211,183)	$25,361
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,548	3	(7,713)	(1,661)
Unrealized (losses) gains on marketable securities	(5)	(1)	(624)	1
Comprehensive (loss) income	$(225,917)	$10,648	$(219,520)	$23,701

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2015	2014
	UNAUDITED
Cash Flows from Operating Activities:
Net (loss) income	$(211,183)	$25,361
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,594	10,326
Stock-based compensation expense	1,442	3,259
Provision for deferred income taxes	45,445	2,481
Restructuring charges and asset impairment	168,285	—
Non-cash reserve for potential bad debts	19,541	—
Inventory impairment	14,994	—
Net gain on sale or disposal of assets	364	873
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	9,032	7,577
Inventories	491	(3,374)
Other current assets	(1,254)	3,189
Accounts payable	(746)	13,063
Other current liabilities and accrued expenses	(1,751)	(20,451)
Income taxes	(460)	4,769
Net cash provided by operating activities	53,794	47,073
Cash Flows from Investing Activities:
Purchases of marketable securities	(24,183)	(5,402)
Proceeds from sale of marketable securities	13,731	4,315
Purchases of property and equipment	(1,655)	(3,453)
Acquisitions, net of cash acquired	—	(26,938)
Net cash used in investing activities	(12,107)	(31,478)
Cash Flows from Financing Activities
Borrowings from lines of credit, net of repayments	—	(9,044)
Cash settlement of performance stock units	—	(11,198)
Purchase and retirement of common stock	—	(25,000)
Proceeds from exercise of stock options	3,056	8,920
Excess tax from stock-based compensation deduction	509	818
Other financing activities	(16)	(5)
Net cash provided by (used in) financing activities	3,549	(35,509)
Effect of Currency Translation on Cash	(858)	(662)
Increase (Decrease) in Cash and Cash Equivalents	44,378	(20,576)
Cash and Cash Equivalents, beginning of period	125,285	138,125
Cash and Cash Equivalents, end of period	$169,663	$117,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$125	$102
Cash paid for income taxes	5,164	948
Cash received for refunds of income taxes	4,916	5,034
Cash held in banks outside the United States of America	78,501	53,531
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION
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

•
Precision Power Products segment ("Precision Power") offers products for direct current ("DC"), pulsed DC mid-frequency, high voltage, and radio frequency ("RF") power supplies, matching networks and RF instrumentation as well as thermal instrumentation and digital power controller products.

•
Inverters segment ("Inverters") offers both a transformer-based or transformerless advanced grid-tied PV inverter solution for commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high quality, reliable electrical power.

In June 2015 the Company completed its six-month long process of seeking strategic alternatives for its inverter business and no satisfactory offers were received for all or a part of the inverter business. On June 29, 2015, we announced our decision to wind down our solar Inverter business to focus solely on our Precision Power business.  This decision resulted in the cancellation of customer orders, reduction in future customer orders, decline in backlog, worsening product margin, lower average selling prices, and a decline in Inverter customer confidence of our ability and intent to continue to service their needs.  These events were evaluated by management and it was determined that a triggering event had occurred, requiring the assessment of asset recoverability.  For indefinite-lived intangible assets, significant judgment is applied in testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions, which are considered level 3 inputs. We evaluated the likelihood of collectability of receivables, evaluated the recoverability of inventory and analyzed projections of estimated future cash flows - from both the wind down operations and the ultimate disposal of assets and settlement of liabilities during the wind down which indicated that future cash flows would be negative. This assessment utilized the income approach, based on discounted cash flows, which are derived from internal forecasts and economic expectations. The result of this assessment was the recording of asset impairments during the quarter ended June 30, 2015 as follows:

Asset Category	Amount	Reflected in this line of the Statement of Operations
Accounts receivable	$17,661	Selling, general and administrative
Inventory Excess and Obsolete reserve	14,994	Cost of sales
Property, plant and equipment	12,281	Restructuring charges and asset impairment*
Intangible assets	3,893	Restructuring charges and asset impairment*
Goodwill	149,916	Restructuring charges and asset impairment*
Total asset impairments	$198,745
*Note: See Note 13. Restructuring Costs in Part I Item 1 of this Form 10-Q.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2015, and the results of our operations and cash flows for the three and six months ended June 30, 2015 and 2014.
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
Acquisitions
Power Control Module
On January 27, 2014, we acquired the intellectual property related to AEG Power Solutions' Power Control Modules ("PCM"). PCM is comprised of the Thyro-Family of products and accessories and serves numerous power control applications in different industries ranging from materials thermal processing through chemical processing, glass manufacturing and numerous other general industrial power applications. This acquisition is expected to broaden our product offerings and is included in our

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Precision Power portfolio. We paid total consideration of $31.5 million including contingent consideration, of which $15.0 million is included in Intangibles, $16.4 million in Goodwill, and $0.1 million in Property, plant, and equipment. The acquisition included $1.4 million of contingent consideration that was paid in the first quarter of 2015. Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill associated with the acquisition is the result of expected synergies and expansion of our product offerings into new markets.
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

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income (loss) from continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Loss) income before income taxes	$(184,448)	$11,537	$(161,524)	$28,354
Provision for income taxes	48,012	891	49,659	2,993
Effective tax rate	(26.0)%	7.7%	(30.7)%	10.6%
The tax expense and effective tax rates for the three and six months ended June 30, 2015 are significantly impacted by the current period charges related to the inverter business restructuring.  These charges include restructuring expenses not deductible for tax purposes, the exclusion of losses recorded in tax jurisdictions for which tax benefits are not being recognized, and the recognition of discrete tax expense in the quarter related to a change in the determination of the realizability of certain deferred tax assets. The income tax provision for the three and six months ended June 30, 2015 was calculated under the annual effective tax rate method, which resulted in a significant tax expense for these periods.  The Company anticipates that the annual effective tax rate method will result in the recording of a significant tax benefit in subsequent 2015 interim periods.
                The effective tax rates for the three and six months ended June 30, 2014 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three months ended June 30, 2015 and 2014, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$(232,460)	$10,646	$(211,183)	$25,361

Basic weighted-average common shares outstanding	40,946	40,540	40,843	40,677
Assumed exercise of dilutive stock options and restricted stock units	—	607	—	742
Diluted weighted-average common shares outstanding	40,946	41,147	40,843	41,419

Basic earnings per share	$(5.68)	$0.26	$(5.17)	$0.62
Diluted earnings per share	$(5.68)	$0.26	$(5.17)	$0.61
The following stock options were excluded in the computation of diluted earnings per share because they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	476	79	488	52

Of the shares listed above, incremental shares of 306,976 and 348,219 attributable to the assumed exercise of outstanding options and restricted stock units with exercise prices that were lower than the average price of our stock were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2015, respectively, as their effect would have been anti-dilutive due to the loss in the period.

Stock Buyback

In May 2014, our Board of Directors authorized a program to repurchase up to $25.0 million of our stock over a twelve-month period. Under this program, during the three and six months ended June 30, 2014, we repurchased and retired 1.4 million shares of our common stock for a total of $25.0 million. We completed the share repurchase program as of June 30, 2014. All shares repurchased were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
Our marketable securities consist of commercial paper and certificates of deposit as follows (in thousands):

	June 30,		December 31,
	2015		2014
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$4,992	$4,993	$—	$—
Certificates of deposit	8,547	8,545	3,083	3,083
Total marketable securities	$13,539	$13,538	$3,083	$3,083

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maturities of our marketable securities available for sale as of June 30, 2015 are as follows:

	Earliest		Latest
Commercial paper	10/7/2015	to	1/21/2016
Certificates of deposit	9/2/2015	to	6/5/2017
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next twelve months.
As of June 30, 2015, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We attempt to mitigate these risks through the use of derivative financial instruments, primarily forward contracts. During the three and six months ended June 30, 2015 and 2014, we entered into foreign currency exchange forward contracts to attempt to mitigate the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they tend to offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one month periods. We did not have foreign currency exchange contracts outstanding as of June 30, 2015. At December 31, 2014 we had outstanding Euro forward contracts.
The notional amount of foreign currency exchange contracts at June 30, 2014 was $11.6 million, and the difference between the fair value and the notional value of these contracts was not significant. During the three months ended June 30, 2015 and 2014, we recognized a gain of $0.3 million and an insignificant loss, respectively. For the six months ended June 30, 2015 and 2014, we recognized a gain of $1.9 million and a loss of $1.4 million, respectively, on our foreign currency exchange contracts. These gains and losses were offset by corresponding losses and gains, respectively, on the related underlying intercompany debt and both are included as a component of Other income (expense), net, in our Condensed Consolidated Statements of Operations.

NOTE 7.	ASSETS MEASURED AT FAIR VALUE
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of June 30, 2015, and December 31, 2014. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of June 30, 2015, and December 31, 2014.

June 30, 2015	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$—	$4,993	$—	$4,993
Certificates of deposit	—	8,545	—	8,545
Total marketable securities	$—	$13,538	$—	$13,538

December 31, 2014	Level 1	Level 2	Level 3	Total
	(In thousands)
Total marketable securities	$—	$3,083	$—	$3,083
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three and six months ended June 30, 2015.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of Inventories, net of reserves, are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Parts and raw materials	$51,274	$64,096
Work in process	8,549	6,623
Finished goods	18,233	24,363
Inventories, net of reserves	$78,056	$95,082
The Company recorded impairment charges on its inventory of $15.0 million for the three months ended June 30, 2015 related to the wind down of the Inverter business (see Note 1. Basis of Presentation in Part I Item 1 of this Form 10-Q).

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Buildings and land	$1,705	$1,745
Machinery and equipment	39,989	49,034
Computer and communication equipment	24,467	24,063
Furniture and fixtures	1,521	4,251
Vehicles	325	246
Leasehold improvements	26,887	28,030
Construction in process	49	815
	94,943	108,184
Less: Accumulated depreciation	(82,693)	(79,208)
Property and equipment, net	$12,250	$28,976
Depreciation expense, recorded in general and administrative expenses and cost of goods sold, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation expense	$2,856	$3,229	$5,809	$6,225
The Company recorded impairment charges on its Inverter property and equipment of $12.3 million for the three months ended June 30, 2015 related to the wind down of the Inverter business (see Note 13. Restructuring Costs in Part I Item 1 of this Form 10-Q).

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the six months ended June 30, 2015 (in thousands):

	December 31, 2014	Impairment*	Effect of Currency Translation	June 30, 2015
Precision Power	$43,873	$—	$(335)	$43,538
Inverters	159,456	(149,916)	(9,540)	—
Consolidated	$203,329	$(149,916)	$(9,875)	$43,538
*See Note 1. Basis of Presentation and Note 13. Restructuring Costs in Part I Item 1 of this Form 10-Q.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	INTANGIBLE ASSETS
Other intangible assets subject to amortization consisted of the following as of June 30, 2015 (in thousands, except weighted-average useful life):

	Gross Carrying Amount as of June 30, 2015	Effect of Changes in Exchange Rates	Impairment*	Accumulated Amortization	Net Carrying Amount as of June 30, 2015	Weighted-Average Useful Life in Years
Technology-based	$35,608	$(1,599)	$(2,171)	$(20,161)	$11,677	6
Customer relationships	35,472	(2,259)	(1,669)	(6,442)	25,102	11
Trademarks and other	6,001	(112)	(53)	(4,097)	1,739	9
Total amortizable intangibles	$77,081	$(3,970)	$(3,893)	$(30,700)	$38,518
*See Note 1. Basis of Presentation and Note 13. Restructuring Costs in Part I Item 1 of this Form 10-Q.
Other intangible assets subject to amortization consisted of the following as of December 31, 2014 (in thousands, except weighted-average useful life):

	Gross Carrying Amount as of December 31, 2014	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount as of December 31, 2014	Weighted-Average Useful Life in Years
Technology-based	$35,608	$(1,148)	$(18,358)	$16,102	7
Customer relationships	35,472	(1,838)	(4,767)	28,867	11
Trademarks and other	6,001	(105)	(3,791)	2,105	9
Total amortizable intangibles	$77,081	$(3,091)	$(26,916)	$47,074
Amortization expense relating to other intangible assets included in our income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$1,894	$2,226	$3,785	$4,101
Amortization expense related to intangibles for each of the five years 2015 (remaining) through 2019 and thereafter is as follows (in thousands):

Year Ending December 31,
2015 (remaining)	$2,565
2016	4,869
2017	4,142
2018	4,130
2019	4,112
Thereafter	18,700
$38,518

NOTE 12.OTHER ACCRUED EXPENSES

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued restructuring costs (See Note 13)	1,603	1,386
Current contingent consideration	—	1,210
Accrued sales and use tax	2,495	2,252
Accrued VAT	2,786	3,980
Other*	15,569	11,142
Total Other accrued expenses	$22,453	$19,970
*Other consists of items that are individually less than 5% of total current liabilities.
NOTE 13.RESTRUCTURING COSTS
In June 2015, we committed to a restructuring plan in relation to the wind down of our Inverter business. Under this plan, we expect to record a total pre-tax charge of approximately $260 million to $290 million, the majority of which was recorded in the second quarter of 2015. We expect to incur the remainder of these costs over the next six to nine months as we wind down the Inverter activities. Of this amount, approximately $2 million to $32 million relate to the write down of inventory, fixed and other assets, $15 million relates to employee termination costs, $10 million to tax valuation allowances and the remaining $40 million is for other costs to exit the business, primarily related to the settlement of open purchase orders and other liabilities with vendors related to the wind down.
The following table summarizes the components of our restructuring costs incurred under the 2015 plan (in thousands):

Three and Six Months Ended June 30,
2015
Severance and related costs	$108
Asset impairments	168,285
Total restructuring charges	$168,393
The following table summarizes our liabilities under the 2015 plan (in thousands):

	Balances at December 31, 2014	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at June 30, 2015
Severance and related costs	$—	$108	$(78)	$(1)	$29
Asset impairments*	—	168,285	(166,853)	(14)	1,418
Total restructuring liabilities	$—	$168,393	$(166,931)	$(15)	$1,447
*Asset impairments primarily include property and equipment of $12.3 million (see Note 9. Property and Equipment in Part I Item 1 of this Form 10-Q), goodwill of $149.9 million (see Note 10. Goodwill in Part I Item 1 of this Form 10-Q), and intangibles of $3.9 million (see Note 11. Intangibles in Part I Item 1 of this Form 10-Q).
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring liabilities under the 2014 plan (in thousands):

	Balances at December 31, 2014	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at June 30, 2015
Severance and related costs	$992	$(1,003)	$11	$—
Facility closure costs	51	(49)	(2)	—
Total restructuring liabilities	$1,043	$(1,052)	$9	$—
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
The following table summarizes our restructuring liabilities under the 2013 plan (in thousands):

	Balances at December 31, 2014	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at June 30, 2015
Severance and related costs	$38	$(34)	$(4)	$—
Facility closure costs	141	(58)	(9)	74
Total restructuring liabilities	$179	$(92)	$(13)	$74
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
The following table summarizes our restructuring liabilities under the 2011 plan (in thousands):

	Balances at December 31, 2014	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at June 30, 2015
Facility closure costs	$164	$(82)	$—	$82
Total restructuring liabilities	$164	$(82)	$—	$82

NOTE 14.	WARRANTIES
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balances at beginning of period	$32,117	$20,650	$36,121	$22,067
Warranty liabilities acquired	—	19,684	—	19,684
Increases to accruals related to sales during the period	1,915	1,857	3,801	3,425
Warranty expenditures	(3,719)	(4,652)	(6,704)	(7,606)
Effect of changes in exchange rates	934	51	(1,971)	20
Balances at end of period	$31,247	$37,590	$31,247	$37,590
As of June 30, 2015 $12.5 million is recorded in Current liabilities and $18.7 million is recorded in Long-term liabilities in our Condensed Consolidated Balance Sheet.

NOTE 15.	PENSION LIABILITY
In connection with the HiTek acquisition discussed in Note 2. Business Acquisitions, we acquired the HiTek Power Limited Pension Scheme ("HPLPS"). The HPLPS has been closed to new participants and additional accruals since 2006. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. The net amount of the pension liability on our balance sheets as of June 30, 2015 and December 31, 2014 was $20.0 million and $20.1 million, respectively, recorded in Other long-term liabilities.
The components of the net periodic pension expense for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net periodic (benefit) expense:
Expected return on plan assets	$(165)	$(181)	$(328)	$(181)
Interest cost	329	361	654	361
Net periodic expense	$164	$180	$326	$180

NOTE 16.	STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in Cost of sales, Research and development, and Selling, general & administrative expenses based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense	$853	$1,495	$1,442	$3,259
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
Under our 2015 LTI Plan, we made grants of time-based options during the first quarter of 2015, which will vest annually over a three-year period. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model utilizing an expected volatility of 43.4%, a risk-free rate of 1.1%, a dividend yield of zero, and an expected term of 4.3 years. The weighted-average grant date fair value of the options is $9.53 per share
A summary of our time based stock option activity for the six months ended June 30, 2015 is as follows (in thousands):

Shares
Options outstanding at beginning of period	642
Options granted	171
Options exercised	(179)
Options forfeited	(31)
Options outstanding at end of period	603
Changes in outstanding performance based stock options during the six months ended June 30, 2015 were as follows (in thousands):

Shares
Options outstanding at beginning of period	380
Options exercised	(94)
Options forfeited	(143)
Options outstanding at end of period	143
Restricted Stock Units
Restricted Stock Units ("RSU"), except for those under our 2012-2014 LTI Plan and our 2015 LTI Plan, are generally granted with a three- or four-year vesting schedule.
Under our 2012-2014 LTI Plan, we made grants of performance based awards during the first quarter of 2014, which vested in the first quarter of 2015 based on the Company's achievement of return on net assets targets established by our Board of Directors at the beginning of 2014. No further awards are outstanding under this plan.
Under our 2015 LTI Plan, we made grants of performance based and time-based awards during the first quarter of 2015. The time-based awards will vest annually over a three-year period and the performance based awards will vest in the next year based on the Company's achievement of return on net assets targets established by our Board of Directors at the beginning of 2015. The awards were granted with an exercise price equal to the market price of our common stock at the date of grant.
A summary of our time-based unvested RSU activity for the six months ended June 30, 2015 is as follows (in thousands):

Shares
Balance at beginning of period	115
RSUs granted	146
RSUs vested	(64)
RSUs forfeited	(9)
Balance at end of period	188

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the unvested performance based RSUs during the six months ended June 30, 2015 were as follows (in thousands):

Shares
Balance at beginning of period	242
RSUs granted	62
RSUs vested	(75)
RSUs forfeited	(167)
Balance at end of period	62

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of tax, consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2014	$10,249	$527	$10,776
Current period other comprehensive income (loss)	(7,713)	(624)	(8,337)
Balances at June 30, 2015	$2,536	$(97)	$2,439

NOTE 18.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of June 30, 2015 is approximately $74.4 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary. Additionally, we have a commitment to fund our defined benefit obligation in the amount of $0.8 million per year through 2024. For more information on the defined benefit obligation, please see Note 15. Pension Liability in Part I Item 1 of this Form 10-Q.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and six months ended June 30, 2015.

NOTE 19.	RELATED PARTY TRANSACTIONS
During the three and six months ended June 30, 2015 and 2014, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales to related parties	$112	$101	$311	$228
Rent expense to related parties	—	472	—	907
Sales - Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three months ended June 30, 2015 and the six months ended June 30, 2015 and June 30, 2014, we had sales to one customer as noted above. During the three months ended June 30, 2014, we had sales to two such customers. As of June 30, 2015, we had aggregate accounts receivable from one such customer of $0.1 million. As of December 31, 2014, we had aggregate accounts receivable of $0.1 million from three customers.

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
Our Inverters segment offers both a transformer-based and a transformerless advanced grid-tied PV inverter solution primarily for commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large- and small-scale solar arrays, into high quality, reliable electrical power. Our Inverters segment focuses on commercial and utility-scale solar projects and installations, selling primarily to distributors, engineering, procurement, and construction contractors, developers, and utility companies. On June 29, 2015, we announced our intention to wind down operations of our Solar Inverter business. For more information on this wind down, please refer to Note 13. Restructuring Costs in Part I Item 1 of this Form 10-Q.
Our chief operating decision maker, who is our Chief Executive Officer, and other management personnel regularly review our performance and make resource allocation decisions by reviewing the results of our two business segments separately. Revenue and operating profit is reviewed by our chief operating decision maker.
Sales with respect to our operating segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Precision Power	$104,610	$81,832	$210,449	$164,704
Inverters	32,181	64,453	67,460	122,529
Total	$136,791	$146,285	$277,909	$287,233
(Loss) income before income taxes by operating segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Precision Power	$28,632	$18,362	$59,735	$41,573
Inverters	(44,841)	(6,606)	(54,087)	(12,904)
Total segment operating (loss) income	(16,209)	11,756	5,648	28,669
Restructuring charges	(168,393)	(244)	(168,393)	(244)
Other income (expense), net	154	25	1,221	(71)
(Loss) income before income taxes	$(184,448)	$11,537	$(161,524)	$28,354
Segment assets consist of inventories, net and property and equipment, net. A summary of consolidated total assets by segment follows (in thousands):

	June 30, 2015	December 31, 2014
Precision Power	$45,653	$51,414
Inverters	44,001	69,612
Total segment assets	89,654	121,026
Unallocated corporate property and equipment	653	2,617
Unallocated corporate assets	421,749	560,926
Consolidated total assets	$512,056	$684,569

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

"Corporate" is a non-operating business segment with the main purpose of supporting operations. Unallocated corporate assets include accounts receivable, deferred income taxes, other current assets and intangible assets.
During the three and six months ended June 30, 2015, we had two customers which individually accounted for 10% or more of our sales. Sales to Applied Materials, Inc. and LAM Research were $28.8 million and $25.3 million or 21.1% and 18.5%, respectively, of total sales for the three month period and $64.2 million and $47.2 million or 23.1% and 17.0% for the six month period. During the three months ended June 30, 2014, we had two customers individually accounting for 10% or more of our sales. Sales to Applied Materials, Inc. and LAM Research were $21.2 million and $15.0 million or 14.5% and 10.3%, respectively, of total sales during the three month period ended June 30, 2014. During the six months ended June 30, 2014, we had sales to three customers which individually accounted for over 10% of our sales. Sales to Applied Materials, Inc., LAM Research, and AMEC were $48.2 million, $32.8 million, and $31.9 million or 16.5%, 11.4%, and 11.1%, respectively. Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar, flat panel display, and architectural glass applications. Our sales to AMEC include solar inverters. No other customer accounted for 10% or more of our sales during these periods.

NOTE 21.	CREDIT FACILITIES
In October 2012, we, along with two of our wholly-owned subsidiaries, AE Solar Energy, Inc. and Sekidenko, Inc., entered into a Credit Agreement, subsequently amended in November 2012 and August 2013, (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as agent for and on behalf of certain lenders (each a "Lender"), which provides for a new secured revolving credit facility of up to $50.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $50.0 million, although the amount of the Credit Facility may be increased by an additional $25.0 million up to a total of $75.0 million subject to receipt of lender commitments and other conditions. Borrowings under the Credit Facility are subject to a borrowing base based upon our domestic accounts receivable and inventory and are available for various corporate purposes, including general working capital, capital expenditures, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit which reduce availability under the Credit Agreement. The maturity date of the Credit Facility is October 12, 2017. As of June 30, 2015, we had $25.4 million of availability on our Wells Fargo Credit Facility.
At our election, the loans comprising each borrowing will bear interest at a rate per annum equal to either: (a) a "base rate" plus between one-half (0.5%) and one (1.0%) full percentage point depending on the amount available for additional draws under the Credit Facility ("Base Rate Loan"); or (b) the LIBOR rate then in effect plus between one and one-half (1.5%) and two (2%) percentage points depending on the amount available for additional draws under the Credit Facility. The "base rate" for any Base Rate Loan will be the greatest of the federal funds rate plus one-half (0.5%) percentage point; the one-month LIBOR rate plus one (1.0%) percentage point; and Wells Fargo's "prime rate" then in effect. As of June 30, 2015, the rate in effect was 3.75%.
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
The Credit Agreement requires us to pay certain fees to the Lenders, including a $2,500 collateral management fee for each month that the Credit Facility is in place, and a fee based on the unused amount of the Credit Facility. During the six months ended June 30, 2015 and 2014, we expensed $0.2 million and $0.2 million, respectively, in interest and fees related to unused line of credit fees and amortization of debt issuance costs. We did not borrow against the Credit Facility during the six months ended June 30, 2015.
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
Refusol, GmbH also had an outstanding loan agreement with Bayerische Landesbank ("Bayern") which allowed it to borrow up to 4.0 million Euros either as overdraft facilities, term loans, or guarantees with repayment occurring as one lump sum at the maturity date of the individual transaction with respect to term loans, or maturity of the loan agreement which was July 31, 2013 (the "Bayern Loan Agreement"). The overdraft facility bore interest at 4.5%. Term loans bore interest at the money market rate established by Bayern at the time of the loan plus a margin of 1.9%. Guarantees bore interest at 1.25% and had an issuing fee per guarantee. Loan commitment fees were 0.25% on the unused portion of the total loan amount. The Bayern Loan Agreement contained certain reporting requirements and a financial covenant requiring a specified level of equity.
Upon expiration of this agreement, Refusol, GmbH entered into a new loan agreement with Bayerische Landesbank ("Bayern") under which it had the ability to borrow up to 4.0 million Euros (equal to $5.5 million on June 30, 2015) as either bank overdrafts, term loans, guarantees, or letters of credit. The overdraft facility bore interest at 3.9%, guarantees bore a rate of 1.64% and interest on term loans was a fixed rate set for each term loan period based on money market rates. Loan commitment fees were 0.25%. This line of credit was repaid and cancelled in the third quarter of 2014.
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
BUSINESS OVERVIEW
We design, manufacture, sell and support power conversion and control products that transform power into various usable forms. Our products enable manufacturing processes that use thin film and plasma enhanced chemical and physical processing for various products, industrial electro-thermal applications for material and chemical processes, and precision power for analytical instrumentation. We also supply thermal instrumentation products for advanced temperature control in these markets. Our network of global service support centers provides local repair and field service capability in key regions.

•
Our power conversion products refine, modify and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our power conversion products are primarily used in processing equipment that is used by semiconductor, solar panel, and similar thin film manufacturers, including flat panel display, data storage, hard and optical coating, and architectural glass manufacturers.

•
Our power control modules, through the acquisition of this product line from AEG Power Solutions, provide power control solutions for industrial applications where heat treatment and processing are used, such as glass manufacturing, metal fabrication and treatment, and material and chemical processing.

•
Our high voltage products, through the acquisition of HiTek Power and UltraVolt provide high voltage power supplies that are used in diverse applications including semiconductor ion implantation and scanning electron microscopy, medical equipment, and instrumentation applications such as x-ray and mass spectroscopy, as well as general electron gun sources for scientific and industrial applications.

•
Our thermal instrumentation products, used primarily in the semiconductor industry, provide temperature measurement and control solutions for applications in which time-temperature cycles affect productivity and yield. These products are used in rapid thermal processing, chemical vapor deposition, and other semiconductor and solar applications requiring non-contact temperature measurement.

•	Our network of global service support centers offer repair services, upgrades and refurbishments, and used equipment to businesses that use our products.
On June 29, 2015, we announced our decision to wind down our solar Inverter business to focus solely on our Precision Power business. For more information on this wind down, please refer to Note 1. Basis of Presentation in Part I Item 1 of this Form 10-Q.
As also noted in Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q, we acquired the assets of Power Control Modules ("PCM") on January 27, 2014. The financial results discussed below include the financial results of PCM for the period January 27, 2014 to December 31, 2014 and the three and six months ended June 30, 2015.
Additionally, on April 12, 2014, we acquired HiTek Power Group ("HiTek"), a privately held provider of high voltage power solutions, based in the United Kingdom. The financial results discussed below include the financial results of HiTek for the period April 12, 2014 to December 31, 2014 and the three and six months ended June 30, 2015. Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q describes the acquisition of HiTek.

Furthermore, on August 4, 2014, we acquired UltraVolt, Inc., a privately held provider of high voltage power solutions, based in Ronkonkoma, New York. The financial results discussed below include the financial results of UltraVolt for the period August 4, 2014 to December 31, 2014 and the three and six months ended June 30, 2015. Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q describes the acquisition of UltraVolt.
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
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$136,791	$146,285	$277,909	$287,233
Gross profit	40,278	52,546	100,022	105,207
Operating expenses	224,880	41,034	262,767	76,782
Operating (loss) income	(184,602)	11,512	(162,745)	28,425
Other income (expenses), net	154	25	1,221	(71)
(Loss) income before income taxes	(184,448)	11,537	(161,524)	28,354
Provision for income taxes	48,012	891	49,659	2,993
(Loss) income net of income taxes	$(232,460)	$10,646	$(211,183)	$25,361
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	29.4	35.9	36.0	36.6
Operating expenses	164.4	28.1	94.6	26.7
Operating (loss) income	(135.0)	7.8	(58.6)	9.9
Other income, net	0.1	—	0.4	—
(Loss) income before income taxes	(134.8)	7.9	(58.2)	9.9
Provision for income taxes	35.1	0.6	17.9	1.0
(Loss) income net of income taxes	(169.9)%	7.3%	(76.1)%	8.9%

SALES
The following tables summarize sales, and percentages of sales, by segment for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	% of Total Sales	2014	% of Total Sales	Increase/ (Decrease)	Percent Change
Precision Power Products:
Semiconductor capital equipment	$70,166	51.3%	$49,261	33.6%	$20,905	42.4%
Non-semiconductor capital equipment	21,257	15.6	20,911	14.3	346	1.7
Global support	13,187	9.5	11,660	8.0	1,527	13.1
Total Precision Power Products	104,610	76.5	81,832	55.9	22,778	27.8
Inverters	32,181	23.5	64,453	44.1	(32,272)	(50.1)
Total sales	$136,791	100.0%	$146,285	100.0%	$(9,494)	(6.5)%

	Six Months Ended June 30,
	2015	% of Total Sales	2014	% of Total Sales	Increase/ (Decrease)	Percent Change
Precision Power Products:
Semiconductor capital equipment	$143,387	51.6%	$105,576	36.7%	$37,811	35.8%
Non-semiconductor capital equipment	41,644	15.0	35,691	12.4	5,953	16.7
Global support	25,418	9.1	23,437	8.2	1,981	8.5
Total Precision Power Products	210,449	75.7	164,704	57.3	45,745	27.8
Inverters	67,460	24.3	122,529	42.7	(55,069)	(44.9)
Total sales	$277,909	100.0%	$287,233	100.0%	$(9,324)	(3.2)%
Total Sales
Overall, our sales decreased $9.5 million, or 6.5%, to $136.8 million for the three months ended June 30, 2015 from $146.3 million for the three months ended June 30, 2014. Sales decreased $9.3 million, or 3.2%, for the six months ended June 30, 2015 from $287.2 million for the six months ended June 30, 2014. Inverter sales were impacted by market trends in our core inverter markets in the US and Europe, increasing price pressure, as well as a shift to geographic regions and market segments that we do not serve. In addition, our business was impacted by the announcement of our ongoing strategic review of alternatives for our Inverter business which we completed during the second quarter of 2015. The decline in Inverters was somewhat offset by strength in our semiconductor results and improvements in our service offerings.
Precision Power Products
Results for Precision Power Products ("Precision Power") for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$104,610	$81,832	$210,449	$164,704
Operating income	28,632	18,362	59,735	41,573
Precision Power sales increased 27.8% to $104.6 million, or 76.5% of sales, for the three months ended June 30, 2015 versus $81.8 million, or 55.9% of sales, for the three months ended June 30, 2014 primarily due to an increase in semiconductor and industrial sales coupled with the addition of the high voltage power line. Precision Power sales increased to $210.4 million for the six months ended June 30, 2015 from $164.7 million for the six months ended June 30, 2014 largely driven by semiconductor sales, which improved in the first quarter, due to increased sales to existing customers, as well as the addition of the high voltage power line.
In the three months ended June 30, 2015, Precision Power sales to the semiconductor market increased 42.4% to $70.2 million from $49.3 million for the three months ended June 30, 2014. Market conditions remained strong across the semiconductor market driven by our leadership in etch applications. We expect current investment levels to decrease in the third quarter with uncertainty for the rest of 2015 depending on 3D NAND and foundry expansion plans.
Sales in the non-semiconductor capital equipment markets increased 1.7% to $21.3 million, or 15.6% of sales, for the three months ended June 30, 2015 compared to $20.9 million, or 14.3% of sales, for the three months ended June 30, 2014. Outside of semiconductor capital equipment, other markets served by Precision Power include solar panel, flat panel display, power control modules, data storage, architectural glass and other industrial manufacturing markets. Our customers in these markets are primarily global and regional OEMs. As we have diversified our product offerings over the past year through the acquisitions of PCM, HiTek and UltraVolt, we have expanded our reach to new customers.
Our global support revenue increased 13.1% to $13.2 million, or 9.5% of total sales, for the three months ended June 30, 2015, compared to $11.7 million, or 8.0% of sales, for the three months ended June 30, 2014.
Operating income for Precision Power was $28.6 million for the three months ended June 30, 2015, an increase of $10.3 million from the same period of 2014. High sales volumes continued to drive improved manufacturing efficiencies and a shift to higher margin product mix resulted in the increase in operating income.
Inverters
On June 29, 2015, we announced the conclusion of our strategic review and our decision to wind down Inverter operations. Results for our Inverters segment for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$32,181	$64,453	$67,460	$122,529
Operating loss	(44,841)	(6,606)	(54,087)	(12,904)
Inverters sales were $32.2 million, or 23.5% of sales, for the three months ended June 30, 2015 as compared to $64.5 million, or 44.1% of sales, for the three months ended June 30, 2014. Inverters sales were $67.5 million for the six months ended June 30, 2015 as compared to $122.5 million for the six months ended June 30, 2014. In addition to the conclusion of our strategic review, Inverter sales were impacted by market trends in our core inverter markets in the US and Europe, increasing price pressure, as well as a shift to geographic regions and market segments that we do not serve. We expect to complete our wind down activities by the end of 2015.
Operating loss for Inverters was $44.8 million for the three months ended June 30, 2015 as compared to $6.6 million for the three months ended June 30, 2014 and $54.1 million versus $12.9 million for the six months ended June 30, 2015 and 2014. Lower sales volume as discussed above, and write-offs related to our decision to wind down the Inverter business contributed to the increased loss.
Backlog
Our overall backlog was $81.1 million at June 30, 2015 as compared to $87.9 million at December 31, 2014. The decrease is primarily the result of a decrease in Inverters backlog.
GROSS PROFIT
Our gross profit was $40.3 million, or 29.4% of sales, for the three months ended June 30, 2015, as compared to $52.5 million, or 35.9% of sales for the three months ended June 30, 2014. Our gross profit was $100.0 million, or 36.0%, for the six months ended June 30, 2015 versus $105.2 million, or 36.6%, for the six months ended June 30, 2014. The quarter-over-quarter and year-over-year decrease in absolute dollars was due to the recording of a $15 million inventory impairment related to the wind down of our Inverter business in the second quarter of 2015. This was partially offset by an increase in our margin as a result of a shift in product mix to higher margin products.
OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Research and development	$14,047	10.3%	$15,736	10.8%	$28,289	10.2%	$29,878	10.4%
Selling, general, and administrative	40,546	29.6	22,828	15.6	62,300	22.4%	42,559	14.8
Amortization of intangible assets	1,894	1.4	2,226	1.5	3,785	1.4%	4,101	1.4
Restructuring charges and asset impairment	168,393	123.1	244	0.2	168,393	60.6%	244	0.1
Total operating expenses	$224,880	164.4%	$41,034	28.1%	$262,767	94.6%	$76,782	26.7%
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
Research and development expenses for the three months ended June 30, 2015 were $14.0 million, or 10.3% of sales, as compared to $15.7 million, or 10.8% of sales, for the three months ended June 30, 2014. Research and development costs were down in 2015 largely due to cost savings realized by our 2014 restructuring plan.
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
Selling, general and administrative ("SG&A") expenses increased $17.7 million for three months ended June 30, 2015 as compared to the same period in 2014 and increased $19.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the recording of accruals of potential Inverter bad debts of $17.7 million made in the second quarter of 2015, as discussed in Note 1. Basis of Presentation in Part I Item 1 of this Form 10-Q.
Restructuring

In June 2015, we committed to a restructuring plan in relation to the wind down of our Inverter business. Under this plan, we expect to record a total pre-tax charge of approximately $260 million to $290 million, the majority of which has been recorded in the second quarter of 2015. We expect to incur the remainder of these costs over the next six to nine months as we wind down the Inverter activities. Of this amount, approximately $2 million to $32 million relate to the write down of inventory, fixed and other assets, $15 million relates to employee termination costs, $10 million to tax valuation allowances and the remaining $40 million for other costs to exit the business, primarily related to the settlement of open purchase orders and other liabilities with vendors related to the wind down.
Other Income (Expenses), net
Other income (expenses), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expenses), net was a gain of $0.2 million for the three and six months ended June 30, 2015 and negligible for the three months ended June 30, 2014. The change is primarily due to the fluctuation in foreign exchange rates and the location of our cash in different countries.
Provision for Income Taxes
We recorded an income tax provision for the three months ended June 30, 2015 of $48.0 million compared to $0.9 million for the three months ended June 30, 2014, resulting in effective tax rates of (26.0)% and 7.7%, respectively. The tax expense and effective tax rates for the three and six months ended June 30, 2015 are significantly impacted by the current period charges related to the inverter business restructuring.  These charges include restructuring expenses not deductible for tax purposes, the exclusion of losses recorded in tax jurisdictions for which tax benefits are not being recognized, and the recognition of discrete tax expense in the quarter related to a change in the determination of the realizability of certain deferred tax assets. The income tax provision for the three and six months ended June 30, 2015 was calculated under the annual effective tax rate method, which resulted in a significant tax expense for these periods.  The Company anticipates that the annual effective tax rate method will result in the recording of a significant tax benefit in subsequent 2015 interim periods. The total year 2015 GAAP tax expense is currently anticipated to range from zero to a slight tax benefit.
                The effective tax rates for the three and six months ended June 30, 2014 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three months ended June 30, 2015 and 2014, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.
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
The non-GAAP results presented below exclude the impact of stock-based compensation, amortization of intangible assets, restructuring costs, tax release items, acquisition-related costs, and other nonrecurring expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income, as reported	$(232,460)	$10,646	$(211,183)	$25,361
Adjustments, net of tax:
Restructuring charges	167,063	225	167,063	225
Acquisition-related costs	—	434	—	662
Stock-based compensation	792	1,380	1,339	2,924
Amortization of intangible assets	1,757	2,052	3,512	3,694
Nonrecurring tax items	50,272	—	50,272	—
Nonrecurring accounts receivable impairment	16,389	—	16,389	—
Nonrecurring inventory impairment	13,914	—	13,914	—
Nonrecurring executive severance	—	800	—	800
Non-GAAP income, net of tax	$17,727	$15,537	$41,306	$33,666

Diluted weighted-average common shares outstanding	41,253	41,147	41,192	41,419
Non-GAAP Earnings Per Share	$0.43	$0.38	$1.00	$0.81
*Note: The impact of the non-tax deductible goodwill impairment recorded in our second quarter exaggerated our income tax rate resulting in significant book tax expense as compared to our pre-tax book loss.  Therefore for preparation of our non-GAAP information we have applied an estimated normalized tax rate of 7.2%, which is consistent with our Q1 tax rate in order to tax effect the non-GAAP items above. Additionally, we assessed the tax impact of this one time event by applying this estimated tax rate to our “book operating income excluding restructuring” in order to arrive at our estimated non-GAAP non-recurring tax add-back of $50.3 million above.

Based on the decision by the Company to exit the Inverter segment in a wind-down of operations effective June 29, 2015 we have ceased allocating corporate overhead to the Inverter segment for future periods.   These costs include departments and services which have historically been shared between the Inverter segment and the Precision Power segment but which going forward will burden solely the Precision Power business. In order to present the following non-GAAP historical periods by segment on a consistent basis with this forward looking presentation approach, we have eliminated from the historical GAAP segment presentation for Inverters the corporate overhead expenses previously allocated to Inverters and these costs have been reflected as burdening the Precision Power segment.

	Three months ended June 30, 2015			Six months ended June 30, 2015
	As reported	Amounts related to Inverter	Amounts excluding Inverter	As reported	Amounts related to Inverter	Amounts excluding Inverter
GAAP Operating Income
Revenues	$136,791	$32,181	$104,610	$277,909	$67,460	$210,449

Operating income as reported	$(184,602)	$(211,385)	$26,783	$(162,745)	$(218,994)	$56,249
Adjustments
Restructuring charges	168,393	168,393	—	168,393	168,393	—
Stock-based compensation	853	159	694	1,442	260	1,182
Nonrecurring inventory impairment	14,994	14,994	—	14,994	14,994	—
Nonrecurring accounts receivable impairment	17,661	17,661	—	17,661	17,661	—
Amortization of intangible assets	1,894	793	1,101	3,785	1,586	2,199
Non-GAAP Operating income	$19,193	$(9,385)	$28,578	$43,530	$(16,100)	$59,630

	Three months ended June 30, 2014			Six months ended June 30, 2014
	As reported	Amounts related to Inverter	Amounts excluding Inverter	As reported	Amounts related to Inverter	Amounts excluding Inverter
GAAP Operating Income
Revenues	$146,285	$64,453	$81,832	$287,233	$122,529	$164,704

Operating income as reported	$11,512	$(3,937)	$15,449	$28,425	$(8,222)	$36,647
Adjustments
Restructuring charges	244	189	55	244	189	55
Acquisition-related costs	470	—	470	730	—	730
Stock-based compensation	1,495	280	1,215	3,259	727	2,532
Amortization of intangible assets	2,226	1,115	1,111	4,101	2,225	1,876
Nonrecurring executive severance	867	—	867	867	—	867
Non-GAAP Operating income	$16,814	$(2,353)	$19,167	$37,626	$(5,081)	$42,707
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
At June 30, 2015, we had $183.2 million in cash, cash equivalents, and marketable securities and $25.4 million of availability on our Wells Fargo Credit Facility. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months. We may seek additional financing from time to time.
CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$53,794	$47,073
Net cash used in investing activities	(12,107)	(31,478)
Net cash provided by (used in) financing activities	3,549	(35,509)
Effect of Currency Translation on Cash	(858)	(662)
Increase (Decrease) in Cash and Cash Equivalents	44,378	(20,576)
Cash and Cash Equivalents, beginning of period	125,285	138,125
Cash and Cash Equivalents, end of period	$169,663	$117,549
2015 CASH FLOWS COMPARED TO 2014
Net cash provided by operating activities
Net cash provided by operating activities for the six months ended June 30, 2015 was $53.8 million, compared to $47.1 million for the same period ended June 30, 2014. The increase of $6.7 million in net cash flows from operating activities is primarily the result of higher margins due to a shift in product mix and lower accounts receivable.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2015 was $12.1 million, a decrease of $19.4 million from the same period ended June 30, 2014. The decrease in cash used was driven by the $30.3 million cash payment for the acquisition of PCM in 2014.
Net cash provided by (used in) financing activities
Net cash provided by financing activities in the six months ended June 30, 2015 was $3.5 million, a $39.1 million change from the cash used in financing activities of $35.5 million in the same period of 2014. This was primarily due to the settlement of performance stock units in cash of $11.2 million in the first quarter of 2014, coupled with the stock buy-back that was completed in the second quarter of 2014. Additionally, the exercise of stock options provided $3.1 million of cash in 2015 as compared to $8.9 million in 2014.
Effect of currency translation on cash
During the six months ended June 30, 2015, currency translation had a negative $0.9 million impact on cash compared to a negative impact of $0.7 million in the same period of 2014 primarily due to the decline in the Euro between December 31, 2014 and June 30, 2015. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely impacted. Given recent acquisitions in Europe, our exposure to fluctuations in the value of the Euro and Pound Sterling is becoming more significant. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the six months ended June 30, 2015 and 2014 are as follows:

		Six Months Ended June 30,
From	To	2015	2014
CAD	USD	(7.0)%	(0.4)%
CHF	USD	6.3	0.7
CNY	USD	0.1	(2.4)
EUR	USD	(7.9)	(0.4)
GBP	USD	0.8	3.3
INR	USD	(0.6)	3.0
JPY	USD	(2.2)	3.9
KRW	USD	(1.8)	4.3
TWD	USD	2.3	0.1
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
As of June 30, 2015, our investments consisted primarily of commercial paper and certificates of deposit, all with maturity of less than 2 years (see Note 5. Marketable Securities in Part I Item 1 of this Form 10-Q). As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by approximately $0.1 million.

We had no debt outstanding as of June 30, 2015 under one debt instrument with variable interest rates and principal payments (see Note 21. Credit Facility in Part I Item 1 of this Form 10-Q). Assuming a full drawdown on all of our outstanding loan agreements subject to variable interest rates, and holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an annualized impact on pre-tax earnings and cash flows of approximately $0.5 million.
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
See the "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 ("Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Yuval Wasserman, Chief Executive Officer) and Principal Financial Officer (Thomas Liguori, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting
As of March 30, 2015, our former Chief Financial Officer left the Company and at that date, William G. Trupkiewicz, our Chief Accounting Officer, became our Principal Financial Officer. Mr. Trupkiewicz has over 30 years experience as a Certified Public Accountant and has served as Controller, Treasurer, Chief Accounting Officer, and Interim Chief Financial Officer of public and non-public companies for over 20 years. As of May 18, 2015, Thomas Liguori joined the Company as our Chief Financial Officer and became our Principal Financial Officer. Mr. Liguori has over 15 years of experience as a Chief Financial Officer at publicly traded companies.
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
There have been no material developments in legal proceedings in which we are involved during the quarter ended June 30, 2015. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.	RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any of which could cause our results to be adversely impacted and could result in a decline in the value or loss of an investment in our common stock. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties also may impact the accuracy of forward-looking statements included in this Form 10-Q and other reports we file with the Securities and Exchange Commission.

The wind down plan for our inverter operations may adversely impact our business

There are risks and uncertainties inherent to the inverter operations wind down that could adversely impact our overall business including, but not limited to: (a) potential decreases in customer orders and sales and disruptions in operations, supplier relationships and employee relations, (b) the Company’s ability to identify a purchaser for, and execute a sale of, the assets (if any) of the solar Inverter business, (c) other facts we discover that would require us to record additional charges that may be materially different from our initial expectations about the costs of the wind down, (d) the Company’s ability to realize on its plan to avoid costs as it winds down the Solar Inverter business, (e) the accuracy of the estimates and assumptions on which the Company's financial statement projections are based, including estimates and assumptions related to the wind down of the Solar Inverter business, (f) the effects of global macroeconomic conditions upon demand for our products; (g) the impact of price changes resulting from a variety of factors; (h) the timing of orders received from customers; (i) the Company's ability to realize benefits from cost improvement efforts including avoided costs, restructuring plans and inorganic growth; (j) the Company's ability to obtain materials and manufacture products; and (k) unanticipated changes to management's estimates, reserves or allowances. If we do not successfully coordinate the wind down activities we could experience interruptions, including distraction of management, to other product lines. Furthermore, we may continue to incur costs related to Inverter operations, such as warranty expenses, even after that segment has been wound down.

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

Federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. We rely on these governmental rebates, tax credits and other financial incentives to lower the cost of installing solar systems and to incent customers to purchase solar systems. The timing and availability of these grant programs in North America and Europe as well as the reduction of the investment tax credit for solar facilities in the United States after 2016 could materially impact our financial condition and results of operations. Please see the wind down risk factor listed above.

The performance of our solar inverters is highly dependent on the customer meeting product specification, installation and maintenance requirements.
Our commercial and utility-grade solar inverters have product specification, installation and maintenance requirements that if not followed could result in product failure or downtime. For example, if a customer fails to properly design and build the solar site consistent with our product specification and installation requirements (e.g., exceeding input DC voltage, improper grounding, cabling errors, etc.), the inverter’s performance could be adversely affected and, in some cases, the inverter may be damaged. Customers are responsible for their solar site design and build. Although we conduct testing on our products, our solar inverters cannot be tested in an environment simulating the various solar site conditions that may exist. We may expend considerable time and resources in diagnosing alleged product issues in the field that are actually attributable to a customer’s failure to follow such product specification, installation and maintenance requirements. To the extent we experience such increased costs associated with investigating such claims, we may not be able to recover such costs from the customer, resulting in losses. Please see the wind down risk factor listed above.
Our products may suffer from defects or errors leading to damage or warranty claims.
Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. In 2014 and 2015, we have experienced increased warranty costs for our inverter product lines.
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
We place orders with many of our suppliers based on our customers’ quarterly forecasts and our annual forecasts. These forecasts are based on our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. Orders with our suppliers cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. Our obligation to our suppliers at June 30, 2015 under these purchase commitments and agreements was $74.4 million. If demand for our products does not continue at current levels, we might not be able to use all of the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain sufficient raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand.
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
If we do not successfully manage the risks resulting from these ongoing changes occurring in the solar industry, we may miss out on substantial opportunities for revenue and our business, financial condition, and results of operations could be materially and adversely affected. Please see the wind down risk factor listed above.
We may not realize the expected results from the implementation of restructuring plans.
During the second half of 2011 as well as the second quarters of 2013, 2014, and 2015, we implemented restructuring plans to align our cost structure with current industry conditions in our Precision Power and Inverter segments. As part of these restructuring plans we reduced staff, exited excess office and warehouse space, relocated engineering and research and development resources closer to our customers, and transferred various operating activities, such as supply chain management, manufacturing, engineering and other activities, to our Shenzhen, China facility. This means we are even more dependent on our China-based operations. As with any restructuring initiative, there could be many unintended results and there are always risks that execution may not meet expectations in the future. If we are unable to effectively execute the initiatives under the plan or our customers' requirements change, we may not realize the expected results or could incur restructuring charges greater than anticipated, which could materially affect our financial condition and results of operations. Please see the wind down risk factor listed above.

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
If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the costs we will have incurred to develop these products. Please see the wind down risk factor listed above.
We might make substantial capital expenditures and commitments to meet anticipated demand for our solar inverters.
We have invested and may continue to invest significant human and financial resources in the development, marketing, and sale of our solar inverters, while we continue to investigate alternatives for the future of our involvement in this line of business. To increase our manufacturing capacity for our solar inverters in order to meet anticipated demand, we have purchased equipment, leased new facilities, and made other capital expenditures. These additional expenditures have increased, and may continue to increase, our overhead expenses during a time when our operations are not fully absorbing current overhead expenses. The impact could lower gross margins until such time that revenue related to the sale of our solar inverters can fully absorb overhead expenses. We have experienced a shortage of components for our solar inverters that could affect our ability to manufacture products and systems. We and other participants in the industry have seen shortages of insulated gate bipolar transistors, capacitors, switchgear, and other discrete electrical components. To mitigate the risk of not having such critical parts, we pro-actively make additional purchases which we believe addresses such risk. Please see the wind down risk factor listed above.
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
In June 2014, the DOC imposed additional anti-dumping duties that now include Taiwanese solar cell manufacturing for Chinese solar module manufacturers.  As a result of this action, the pricing of solar panels has increased for our customers in a manner that adversely affects solar project financial viability. As a result of this U.S. government action, solar projects are being delayed and could be cancelled. The imposition of these additional and expanded duties will have a material adverse impact on our business, financial position and results of operations. Please see the wind down risk factor listed above.
A significant portion of our sales and accounts receivable are concentrated among a few customers.
Our ten largest customers accounted for 61.7% of our sales for the six months ended June 30, 2015 and 43.3% of our sales for the six months ended June 30, 2014. Sales to Applied Materials, Inc. and LAM Research were $64.2 million and $47.2 million or 23.1% and 17.0%, respectively, for the six months ended June 30, 2015. During the six months ended June 30, 2014, we had sales to three customers which individually accounted for over 10% of our sales. Sales to Applied Materials, Inc., LAM Research, and AMEC were $48.2 million, $32.8 million, and $31.9 million or 16.5%, 11.4%, and 11.1%, respectively. Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar, flat panel display, and architectural glass applications. Our sales to AMEC include solar inverters. No other customer accounted for 10% or more of our sales during these periods. Please see the wind down risk factor listed above.
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
Sales to our customers outside the United States were approximately 36.2% and 33.7% of our total sales for the six months ended June 30, 2015 and 2014. The recent acquisitions of the three phase string inverter, power controls modules, and high voltage product lines have increased our presence in international locations. India is becoming a focus of possible expansion for sales, research and development, and manufacturing. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

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

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $20.1 million in accounts receivable from foreign customers as of June 30, 2015; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
Our profitability and ability to implement our business strategies, maintain market share and compete successfully in international markets will be compromised if we are unable to manage these and other international risks successfully. Please see the wind down risk factor listed above.
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
We transitioned the purchasing of a substantial portion of components for our thin film products, and continue to consider transitioning additional purchasing related to our solar inverters to Asian suppliers to lower our materials costs and shipping expenses. These components might require us to incur higher than anticipated testing or repair costs, which would have an adverse effect on our operating results. Customers who have strict and extensive qualification requirements might not accept our products if these lower-cost components do not meet their requirements. A delay or refusal by our customers to accept such products, as well as an inability of our suppliers to meet our purchasing requirements, might require us to purchase higher-priced components from our existing suppliers or might cause us to lose sales to these customers, either of which could lead to decreased revenue and gross margins and have an adverse effect on our results of operations. Please see the wind down risk factor listed above.
We have entered into contract manufacturing relationships with international suppliers for certain of our inverter products.
We have entered into contract manufacturing relationships with well-established suppliers in Canada and Hungary for the manufacture of certain goods in our inverter product line and Germany (Prettl) for our Power Control Module product line. These relationships will facilitate our compliance with localization requirements in some world regions where incentives and benefits are granted for local manufacturing. These relationships will also afford us a more flexible manufacturing capacity, thereby enabling us to maintain a competitive advantage in the marketplace for our inverter products. These partners, working closely with us, will in turn be developing a common supply chain for the components that are incorporated into our inverters. While we believe that our contract manufacturers are qualified to manufacture these inverters for us, we may need to address short-term quality and delivery scheduling issues as we develop this new supply chain for these inverters. If we were to encounter significant quality or delivery schedule concerns it might materially and adversely affect our relationships with customers for these inverters and our results of operations. As with many contract manufacturing relationships, costs may be incurred if manufacturing capacity is not fully utilized. In particular, our German legal proceeding against an affiliate of Prettl, the contract manufacturer of a significant portion of our three phase string inverters, may adversely affect and impact such contract manufacturing relationship, the delivery of product, the commercial terms related thereto and our financial and operational performance. Please see "Item 3 - Legal Proceedings." Please see the wind down risk factor listed above.
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
Various government subsidies, including feed-in tariffs, have been a significant driver in the growth of the renewable energy industry. Countries throughout the world are providing incentives to spur adoption of renewable energy. While many countries, including Great Britain, certain regions in the United States and Canada, India, and China, are beginning to adopt feed-in tariffs and varying subsidies, others are re-evaluating the level of incentive they wish to provide. A number of countries, including the Czech Republic have proposed reductions to their feed-in tariffs while Italy and Germany reduced their feed-in tariffs. As new political parties take office in countries throughout the world, agendas on renewable energy and governments’ desire or ability to provide incentives may shift or change. Proposed feed-in tariff reductions in regions in which we do significant business could negatively affect the results of our operations. Such a reduction in the feed-in tariffs, including any potential further reductions, could result in a significant decline in demand and price levels for renewable energy products and result in foreign competitors moving into the U.S. solar market, which could have a material adverse effect on our business, financial condition, and results of operations. Please see the wind down risk factor listed above.
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
We currently have $43.5 million of goodwill (all related to our Precision Power segment) and $38.5 million in intangible assets ($37.7 million and $0.8 million in Precision Power and Inverters, respectively). We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock. On June 29, 2015, we announced our decision to wind down our Solar Inverter business to focus solely on our Precision Power business, which could have a negative impact on the remaining intangible asset values on the Inverter segment in the future. Please see the wind down risk factor listed above.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Offer Letter to Thomas Liguori dated April 8, 2015 (1)

10.2	Executive Change in Control Agreement, dated May 18, 2015, by and between Advanced Energy Industries, Inc. and Thomas Liguori (1)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed April 16, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	August 6, 2015	/s/ Thomas Liguori
Thomas Liguori
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

10.1	Offer Letter to Thomas Liguori dated April 8, 2015 (1)

10.2	Executive Change in Control Agreement, dated May 18, 2015, by and between Advanced Energy Industries, Inc. and Thomas Liguori (1)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed April 16, 2015.