Form 10-Q
period 2015-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2015-11-05
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
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

As of October 31, 2015 there were 41,041,983 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS	UNAUDITED
CURRENT ASSETS:
Cash and cash equivalents	$184,296	$125,285
Marketable securities	14,708	3,083
Accounts receivable, net of allowances of $24,416 and $3,035, respectively	90,755	124,150
Inventories, net of reserves of $40,855 and $41,080, respectively	71,712	95,082
Deferred income tax assets	13,767	14,011
Income taxes receivable	5,955	5,555
Other current assets	12,224	9,588
Total current assets	393,417	376,754
Property and equipment, net	12,519	28,976
OTHER ASSETS:
Deposits and other	1,540	2,052
Goodwill	43,479	203,329
Other intangible assets, net	36,599	47,074
Deferred income tax assets	26,107	26,384
Total assets	$513,661	$684,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,117	$53,040
Income taxes payable	1,144	1,495
Accrued payroll and employee benefits	11,375	13,479
Accrued warranty expense	10,749	17,769
Other accrued expenses	27,747	19,970
Customer deposits	2,742	6,817
Deferred income tax liabilities	38,865	—
Total current liabilities	142,739	112,570
LONG-TERM LIABILITIES:
Deferred income tax liabilities	2,322	1,439
Uncertain tax positions	8,874	6,484
Accrued warranty expense	18,588	18,352
Long term deferred revenue	45,471	47,246
Other long-term liabilities	20,298	23,513
Total liabilities	238,292	209,604

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 41,035 and 40,613
issued and outstanding, respectively	41	41
Additional paid-in capital	243,731	237,752
Retained earnings	31,645	226,396
Accumulated other comprehensive income	(48)	10,776
Total stockholders’ equity	275,369	474,965
Total liabilities and stockholders’ equity	$513,661	$684,569
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	UNAUDITED		UNAUDITED
SALES	$130,800	$143,147	$408,709	$430,380
COST OF SALES	77,763	95,204	255,650	277,230
GROSS PROFIT	53,037	47,943	153,059	153,150
OPERATING EXPENSES:
Research and development	11,696	15,074	39,985	44,952
Selling, general and administrative	16,484	20,223	78,784	62,782
Amortization of intangible assets	1,267	2,238	5,052	6,339
Restructuring charges and asset impairment*	13,930	1,183	182,323	1,427
Total operating expenses	43,377	38,718	306,144	115,500
OPERATING INCOME (LOSS)	9,660	9,225	(153,085)	37,650
OTHER (EXPENSE) INCOME, NET	(867)	(618)	354	(689)
Income (loss) before income taxes	8,793	8,607	(152,731)	36,961
(Benefit) provision for income taxes	(7,639)	(3,695)	42,020	(702)
NET INCOME (LOSS)	$16,432	$12,302	$(194,751)	$37,663

Basic weighted-average common shares outstanding	41,027	39,998	40,905	40,450
Diluted weighted-average common shares outstanding	41,319	40,470	40,905	41,102

EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE	$0.40	$0.31	$(4.76)	$0.93
DILUTED EARNINGS PER SHARE	$0.40	$0.30	$(4.76)	$0.92
*See Note 13. Restructuring Costs in Part I Item 1 of this Form 10-Q.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	UNAUDITED		UNAUDITED
Net income (loss)	$16,432	$12,302	$(194,751)	$37,663
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,498)	(14,373)	(10,211)	(16,034)
Unrealized (losses) gains on marketable securities	11	5	(613)	6
Comprehensive income (loss)	$13,945	$(2,066)	$(205,575)	$21,635

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2015	2014
	UNAUDITED
Cash Flows from Operating Activities:
Net (loss) income	$(194,751)	$37,663
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,911	15,713
Stock-based compensation expense	2,245	4,747
Provision for deferred income taxes	38,631	(521)
Restructuring charges and asset impairment	168,285	—
Non-cash reserve for potential bad debts	15,473	—
Inventory impairment	18,369	—
Net gain on sale or disposal of assets	365	1,107
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	13,029	16,538
Inventories	2,959	(3,112)
Other current assets	(937)	6,015
Accounts payable	(1,114)	(128)
Other current liabilities and accrued expenses	(1,672)	(17,444)
Income taxes	(738)	(3,258)
Net cash provided by operating activities	72,055	57,320
Cash Flows from Investing Activities:
Purchases of marketable securities	(27,546)	(5,591)
Proceeds from sale of marketable securities	15,891	14,398
Purchases of property and equipment	(3,191)	(4,817)
Acquisitions, net of cash acquired	(128)	(57,138)
Net cash used in investing activities	(14,974)	(53,148)
Cash Flows from Financing Activities
Borrowings from lines of credit, net of repayments	—	(13,691)
Cash settlement of performance stock units	—	(11,198)
Purchase and retirement of common stock	—	(25,000)
Proceeds from exercise of stock options	3,503	10,273
Excess tax from stock-based compensation deduction	586	1,143
Other financing activities	(17)	35
Net cash provided by (used in) financing activities	4,072	(38,438)
Effect of Currency Translation on Cash	(2,142)	(818)
Increase (Decrease) in Cash and Cash Equivalents	59,011	(35,084)
Cash and Cash Equivalents, beginning of period	125,285	138,125
Cash and Cash Equivalents, end of period	$184,296	$103,041

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$217	$170
Cash paid for income taxes	5,985	5,763
Cash received for refunds of income taxes	5,365	5,136
Cash held in banks outside the United States of America	99,272	56,115
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support power conversion and control products that transform power into various usable forms. Our direct current (“DC”), pulsed DC mid-frequency, radio frequency (“RF”) power supplies, matching networks and RF instrumentation products enable manufacturing processes that use thin film for various products, such as semiconductor devices, flat panel displays, thin film renewables, architectural glass, optical coating and consumer products decorative and functional coating. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these same markets. Our power control modules provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, and material and chemical processing. Our high voltage power supplies and modules are used in applications such as semiconductor ion implantation, scanning electron microscopy ("SEM"), chemical analysis such as mass spectrometry and various applications using X-ray technology and electron guns for both analytical and processing applications. Our solar inverter products support renewable power generation solutions primarily for commercial and utility-scale solar projects and installations. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments and used equipment to companies using our products. We also offer a wide variety of operations and maintenance service plans that can be tailored for photovoltaic ("PV") sites of all sizes.
We are organized into two business segments based on the products and services provided.

•
Precision Power Products segment ("Precision Power") offers products for direct current, pulsed DC mid-frequency, high voltage, and radio frequency power supplies, matching networks and RF instrumentation as well as thermal instrumentation and digital power controller products.

•
Inverters segment ("Inverters") offers both a transformer-based or transformerless advanced grid-tied PV inverter solution for commercial and utility-scale system installations. Our PV inverters are designed to convert renewable solar power, drawn from large and small scale solar arrays, into high quality, reliable electrical power.

In June 2015 the Company completed its six-month long process of seeking strategic alternatives for its inverter business and no satisfactory offers were received for all or a part of the inverter business. On June 29, 2015, we announced our decision to wind down our solar Inverter business to focus solely on our Precision Power business.  This decision resulted in the cancellation of customer orders, reduction in future customer orders, decline in backlog, worsening product margin, lower average selling prices, and a decline in Inverter customer confidence of our ability and intent to continue to service their needs.  These events were evaluated by management and it was determined that a triggering event had occurred, requiring the assessment of asset recoverability.  For indefinite-lived intangible assets, significant judgment is applied in testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions, which are considered level 3 inputs. We evaluated the likelihood of collectability of receivables, evaluated the recoverability of inventory and analyzed projections of estimated future cash flows - from both the wind down operations and the ultimate disposal of assets and settlement of liabilities during the wind down which indicated that future cash flows would be negative. This assessment utilized the income approach, based on discounted cash flows, which are derived from internal forecasts and economic expectations. The result of this assessment was the recording of asset impairments during the three and nine months ended September 30, 2015 as follows:

Asset Category	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Reflected in this line of the Statement of Operations
Accounts receivable	$(4,068)	$13,593	Selling, general and administrative
Inventory Excess and Obsolete reserve	3,375	18,369	Cost of sales
Property, plant and equipment	—	12,281	Restructuring charges and asset impairment*
Intangible assets	—	3,893	Restructuring charges and asset impairment*
Goodwill	—	149,916	Restructuring charges and asset impairment*
Total asset impairments	$(693)	$198,052
*Note: See Note 13. Restructuring Costs in Part I Item 1 of this Form 10-Q.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2015, and the results of our operations and cash flows for the three and nine months ended September 30, 2015 and 2014.
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
In April 2014, the FASB issued guidance redefining discontinued operations and requiring only those disposals of components of an entity, including classifications as held for sale, that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be reported as discontinued operations. In addition, the new standard expands the disclosure requirements of discontinued operations. This pronouncement does not have an impact on our consolidated financial statements and related disclosures for the quarter ended September 30, 2015. However, it is our expectation that the wind down of Inverters will qualify as Discontinued Operations in a future period.
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
Acquisitions
Power Control Module
On January 27, 2014, we acquired the intellectual property related to AEG Power Solutions' Power Control Modules ("PCM"). PCM is comprised of the Thyro-Family of products and accessories and serves numerous power control applications in

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

different industries ranging from materials thermal processing through chemical processing, glass manufacturing and numerous other general industrial power applications. This acquisition is expected to broaden our product offerings and is included in our Precision Power portfolio. We paid total consideration of $31.5 million including contingent consideration, of which $15.0 million is included in Intangibles, $16.4 million in Goodwill, and $0.1 million in Property, plant, and equipment. The acquisition included $1.4 million of contingent consideration that was paid in the first quarter of 2015. Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill associated with the acquisition is the result of expected synergies and expansion of our product offerings into new markets.
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
A bargain purchase gain is recorded when the fair value of assets acquired exceeds the fair value of the liabilities assumed and consideration paid. This gain is recorded in Other income on our Consolidated Statements of Operations.

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
The components of the fair value of the total consideration transferred for the UltraVolt acquisition are as follows (in thousands):

Cash paid to owners	$30,200
Net working capital adjustment	1,073
Total fair value of consideration transferred	$31,273
The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of August 4, 2014 (in thousands):

Cash	$758
Accounts receivable	1,694
Inventories	2,599
Other current assets	264
Property and equipment	424
Long-term assets	711
Deferred taxes on intangible values	(2,087)
Current liabilities	(1,053)
Total tangible assets, net	3,310

Amortizable intangible assets:
Technology	2,100
Tradename	200
Customer relationships	8,600
Total amortizable intangible assets	10,900
Total identifiable net assets	14,210
Goodwill	17,063
Total fair value of consideration transferred	$31,273

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

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income (loss) from continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) before income taxes	$8,793	$8,607	$(152,731)	$36,961
(Benefit) provision for income taxes	(7,639)	(3,695)	42,020	(702)
Effective tax rate	(86.9)%	(42.9)%	(27.5)%	(1.9)%
The tax expense and effective tax rates for the three and nine months ended September 30, 2015 are significantly impacted by the current period charges related to the inverter business restructuring.  These charges include restructuring expenses not deductible for tax purposes, the exclusion of losses recorded in tax jurisdictions for which tax benefits are not being recognized, and the recognition of discrete tax expense in the quarter related to a change in the determination of the realizability of certain deferred tax assets. The income tax provision for the three and nine months ended September 30, 2015 was calculated under the annual effective tax rate method, which resulted in a significant tax expense in the second quarter, and a tax benefit in the third quarter.  The Company anticipates that the annual effective tax rate method will result in the recording of a significant tax benefit in the fourth quarter of 2015. At September 30, 2015, the Company has recorded the current income tax payable amount as a deferred income tax liability as the Company expects this tax liability to completely reverse in the fourth quarter.
                The effective tax rates for the three and nine months ended September 30, 2015 and 2014 are favorably impacted by the benefit of earnings in foreign jurisdictions which are subject to lower tax rates.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three months ended September 30, 2015 and 2014, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income (loss)	$16,432	$12,302	$(194,751)	$37,663

Basic weighted-average common shares outstanding	41,027	39,998	40,905	40,450
Assumed exercise of dilutive stock options and restricted stock units	292	472	—	652
Diluted weighted-average common shares outstanding	41,319	40,470	40,905	41,102

Basic earnings per share	$0.40	$0.31	$(4.76)	$0.93
Diluted earnings per share	$0.40	$0.30	$(4.76)	$0.92
The following stock options and restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	172	91	151	77
Restricted stock units	4	—	2	—

Of the shares listed above, incremental shares of 328,766 attributable to the assumed exercise of outstanding options and restricted stock units with exercise prices that were lower than the average price of our stock were not included in the calculation of diluted loss per share for the nine months ended September 30, 2015 as their effect would have been anti-dilutive due to the loss in the period.

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

In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. Under this program, during the three and nine months ended September 30, 2015, we did not repurchase any shares.

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
Our marketable securities consist of commercial paper and certificates of deposit as follows (in thousands):

	September 30,		December 31,
	2015		2014
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$6,239	$6,246	$—	$—
Certificates of deposit	8,462	8,462	3,083	3,083
Total marketable securities	$14,701	$14,708	$3,083	$3,083

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maturities of our marketable securities available for sale as of September 30, 2015 are as follows:

	Earliest		Latest
Commercial paper	10/7/2015	to	2/22/2016
Certificates of deposit	10/8/2015	to	9/18/2017
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next twelve months.
As of September 30, 2015, we do not believe any of the underlying issuers of our marketable securities are at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We attempt to mitigate these risks through the use of derivative financial instruments, primarily forward contracts. During the three and nine months ended September 30, 2015 and 2014, we entered into foreign currency exchange forward contracts to attempt to mitigate the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they tend to offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one month periods. We did not have foreign currency exchange contracts outstanding as of September 30, 2015. At December 31, 2014 we had outstanding Euro forward contracts.
As of September 30, 2015, we did not have any foreign currency exchange contracts. The notional amount of foreign currency exchange contracts at September 30, 2014 was $10.7 million, and the difference between the fair value and the notional value of these contracts was not significant. During the three months ended September 30, 2014, we recognized an insignificant gain. For the nine months ended September 30, 2015 and 2014, we recognized a gain of $1.9 million and a loss of $0.5 million, respectively, on our foreign currency exchange contracts. These gains and losses were offset by corresponding losses and gains, respectively, on the related underlying intercompany debt and both are included as a component of Other income (expense), net, in our Condensed Consolidated Statements of Operations.

NOTE 7.	ASSETS MEASURED AT FAIR VALUE
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of September 30, 2015, and December 31, 2014. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of September 30, 2015, and December 31, 2014.

September 30, 2015	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$—	$6,246	$—	$6,246
Certificates of deposit	—	8,462	—	8,462
Total marketable securities	$—	$14,708	$—	$14,708

December 31, 2014	Level 1	Level 2	Level 3	Total
	(In thousands)
Certificates of deposit	$—	$3,083	$—	$3,083
Total marketable securities	$—	$3,083	$—	$3,083
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three and nine months ended September 30, 2015.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of Inventories, net of reserves, are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Parts and raw materials	$45,354	$64,096
Work in process	8,040	6,623
Finished goods	18,318	24,363
Inventories, net of reserves	$71,712	$95,082
The Company recorded impairment charges on its inventory of $3.4 million and $18.4 million for the three and nine months ended September 30, 2015 related to the wind down of the Inverter business (see Note 1. Basis of Presentation in Part I Item 1 of this Form 10-Q).

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Buildings and land	$1,610	$1,745
Machinery and equipment	43,304	49,034
Computer and communication equipment	25,073	24,063
Furniture and fixtures	1,527	4,251
Vehicles	323	246
Leasehold improvements	27,917	28,030
Construction in process	—	815
	99,754	108,184
Less: Accumulated depreciation	(87,235)	(79,208)
Property and equipment, net	$12,519	$28,976
Depreciation expense, recorded in general and administrative expenses and cost of goods sold, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation expense	$1,050	$3,149	$6,859	$9,374
The Company recorded impairment charges on its Inverter property and equipment of $12.3 million for the nine months ended September 30, 2015 related to the wind down of the Inverter business (see Note 13. Restructuring Costs in Part I Item 1 of this Form 10-Q).

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the nine months ended September 30, 2015 (in thousands):

	December 31, 2014	Additions	Impairment*	Effect of Currency Translation	September 30, 2015
Precision Power	$43,873	$453	$—	$(847)	$43,479
Inverters	159,456	—	(149,916)	(9,540)	—
Consolidated	$203,329	$453	$(149,916)	$(10,387)	$43,479
*See Note 1. Basis of Presentation and Note 13. Restructuring Costs in Part I Item 1 of this Form 10-Q.

NOTE 11.	INTANGIBLE ASSETS
Other intangible assets subject to amortization consisted of the following as of September 30, 2015 (in thousands, except weighted-average useful life):

	Gross Carrying Amount as of September 30, 2015	Effect of Changes in Exchange Rates	Impairment*	Accumulated Amortization	Net Carrying Amount as of September 30, 2015	Weighted-Average Useful Life in Years
Technology-based	$35,608	$(1,786)	$(2,171)	$(20,656)	$10,995	8
Customer relationships	35,472	(2,669)	(1,669)	(7,114)	24,020	12
Trademarks and other	6,001	(166)	(53)	(4,198)	1,584	10
Total amortizable intangibles	$77,081	$(4,621)	$(3,893)	$(31,968)	$36,599
*See Note 1. Basis of Presentation and Note 13. Restructuring Costs in Part I Item 1 of this Form 10-Q.
Other intangible assets subject to amortization consisted of the following as of December 31, 2014 (in thousands, except weighted-average useful life):

	Gross Carrying Amount as of December 31, 2014	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount as of December 31, 2014	Weighted-Average Useful Life in Years
Technology-based	$35,608	$(1,148)	$(18,358)	$16,102	7
Customer relationships	35,472	(1,838)	(4,767)	28,867	11
Trademarks and other	6,001	(105)	(3,791)	2,105	9
Total amortizable intangibles	$77,081	$(3,091)	$(26,916)	$47,074
Amortization expense relating to other intangible assets included in our income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense	$1,267	$2,238	$5,052	$6,339

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangibles for each of the five years 2015 (remaining) through 2019 and thereafter is as follows (in thousands):

Year Ending December 31,
2015 (remaining)	$1,256
2016	4,814
2017	4,077
2018	4,064
2019	4,047
Thereafter	18,341
$36,599
NOTE 12.OTHER ACCRUED EXPENSES
Other accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued restructuring costs (See Note 13)	$4,641	$1,386
Current contingent consideration	—	1,210
Accrued sales and use tax	2,522	2,252
Accrued VAT	2,794	3,980
Other*	17,790	11,142
Total Other accrued expenses	$27,747	$19,970
*Other consists of items that are individually less than 5% of total current liabilities.
NOTE 13.RESTRUCTURING COSTS
In June 2015, we committed to a restructuring plan in relation to the wind down of our Inverter business. We expect to record changes within the original estimated pre-tax range of approximately $260 million to $290 million, the majority of which was recorded in the second and third quarters of 2015. We expect to incur an additional $15 million to $20 million over the next three months as we wind down the Inverter activities. Of this amount, approximately $10 million to $15 million relate to the write down of inventory and other assets, $1 million to employee termination costs, and the remaining $3 million for other costs to exit the business, primarily the costs to exit facilities.
The following table summarizes the components of our restructuring costs incurred under the 2015 plan (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Severance and related costs	$5,581	$5,689
Asset impairments	—	168,285
Contract settlement costs	8,025	8,025
Facility closure costs	324	324
Total restructuring charges	$13,930	$182,323

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our liabilities under the 2015 plan (in thousands):

	Balances at December 31, 2014	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at September 30, 2015
Severance and related costs	$—	$5,689	$(2,615)	$35	$3,109
Asset impairments*	—	168,285	(166,853)	(14)	1,418
Contract Settlement	—	8,025	(8,025)	—	—
Facility closure costs	—	324	(324)	—	—
Total restructuring liabilities	$—	$182,323	$(177,817)	$21	$4,527
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
The following table summarizes our restructuring liabilities under the 2014 plan (in thousands):

	Balances at December 31, 2014	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at September 30, 2015
Severance and related costs	$992	$(990)	$(2)	$—
Facility closure costs	51	(49)	(2)	—
Total restructuring liabilities	$1,043	$(1,039)	$(4)	$—
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
The following table summarizes our restructuring liabilities under the 2013 plan (in thousands):

	Balances at December 31, 2014	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at September 30, 2015
Severance and related costs	$38	$(38)	$—	$—
Facility closure costs	141	(54)	(12)	75
Total restructuring liabilities	$179	$(92)	$(12)	$75
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring liabilities under the 2011 plan (in thousands):

	Balances at December 31, 2014	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at September 30, 2015
Facility closure costs	$164	$(125)	$—	$39
Total restructuring liabilities	$164	$(125)	$—	$39

NOTE 14.	WARRANTIES
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
We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balances at beginning of period	$31,247	$37,590	$36,121	$22,067
Warranty liabilities acquired	—	26	—	19,710
Increases to accruals related to sales during the period	1,186	4,184	4,986	7,609
Warranty expenditures	(3,048)	(5,077)	(9,751)	(12,683)
Effect of changes in exchange rates	(48)	(2,474)	(2,019)	(2,454)
Balances at end of period	$29,337	$34,249	$29,337	$34,249
As of September 30, 2015 $10.7 million is recorded in Current liabilities and $18.6 million is recorded in Long-term liabilities in our Condensed Consolidated Balance Sheet.

NOTE 15.	PENSION LIABILITY
In connection with the HiTek acquisition discussed in Note 2. Business Acquisitions, we acquired the HiTek Power Limited Pension Scheme ("HPLPS"). The HPLPS has been closed to new participants and additional accruals since 2006. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. The net amount of the pension liability on our balance sheets as of September 30, 2015 and December 31, 2014 was $19.1 million and $20.1 million, respectively, recorded in Other long-term liabilities.
The components of the net periodic pension expense for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected return on plan assets	$(166)	$(181)	$(494)	$(362)
Interest cost	332	361	986	722
Net periodic expense	$166	$180	$492	$360

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in Cost of sales, Research and development, and Selling, general & administrative expenses based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense	$803	$1,488	$2,245	$4,747
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
A summary of our time based stock option activity for the nine months ended September 30, 2015 is as follows (in thousands):

Shares
Options outstanding at beginning of period	642
Options granted	171
Options exercised	(194)
Options forfeited	(38)
Options expired	(1)
Options outstanding at end of period	580
Changes in outstanding performance based stock options during the nine months ended September 30, 2015 were as follows (in thousands):

Shares
Options outstanding at beginning of period	380
Options exercised	(94)
Options forfeited	(143)
Options outstanding at end of period	143
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
A summary of our time-based unvested RSU activity for the nine months ended September 30, 2015 is as follows (in thousands):

Shares
Balance at beginning of period	115
RSUs granted	151
RSUs vested	(74)
RSUs forfeited	(12)
Balance at end of period	180
Changes in the unvested performance based RSUs during the nine months ended September 30, 2015 were as follows (in thousands):

Shares
Balance at beginning of period	242
RSUs granted	62
RSUs vested	(75)
RSUs forfeited	(169)
Balance at end of period	60

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of tax, consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2014	$10,249	$527	$10,776
Current period other comprehensive (loss) income	(10,211)	(613)	(10,824)
Balances at September 30, 2015	$38	$(86)	$(48)

NOTE 18.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of September 30, 2015 is approximately $55.3 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary. Additionally, we have a commitment to fund our defined benefit obligation in the amount of $0.8 million per year through 2024. For more information on the defined benefit obligation, please see Note 15. Pension Liability in Part I Item 1 of this Form 10-Q.
We are undergoing a customs audit related to the years 2008 - 2013. The settlement is not expected to have a material impact on our condensed consolidated financial statements. We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and nine months ended September 30, 2015.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	RELATED PARTY TRANSACTIONS
During the three and nine months ended September 30, 2015 and 2014, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales to related parties	$56	$26	$367	$253
Rent expense paid to related party lessor	—	472	—	1,378
Sales - Related Parties
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three months ended September 30, 2015 and September 30, 2014, we had sales to one such customer as noted above. During the nine months ended September 30, 2015 and September 30, 2014, we had sales to two and one such customers, respectively, as noted above. As of September 30, 2015, we had aggregate accounts receivable from one such customer of $0.2 million. As of December 31, 2014, we had aggregate accounts receivable of $0.1 million from three such customers.

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
Sales with respect to our operating segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Precision Power	$107,851	$91,192	$318,300	$255,896
Inverters	22,949	51,955	90,409	174,484
Total	$130,800	$143,147	$408,709	$430,380

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (loss) before income taxes by operating segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Precision Power	$30,600	$22,882	$90,335	$64,455
Inverters	(7,010)	(12,474)	(61,097)	(25,378)
Total segment operating income	23,590	10,408	29,238	39,077
Restructuring charges	(13,930)	(1,183)	(182,323)	(1,427)
Other (expense) income, net	(867)	(618)	354	(689)
Income (loss) before income taxes	$8,793	$8,607	$(152,731)	$36,961
Segment assets consist of inventories, net and property and equipment, net. A summary of consolidated total assets by segment follows (in thousands):

	September 30, 2015	December 31, 2014
Precision Power	$51,716	$51,414
Inverters	32,515	69,612
Total segment assets	84,231	121,026
Unallocated corporate property and equipment	—	2,617
Unallocated corporate assets	429,430	560,926
Consolidated total assets	$513,661	$684,569
"Corporate" is a non-operating business segment with the main purpose of supporting operations. Unallocated corporate assets include accounts receivable, deferred income taxes, other current assets and intangible assets.
During the three and nine months ended September 30, 2015, we had two customers which individually accounted for 10% or more of our sales. Sales to Applied Materials, Inc. and LAM Research were $33.8 million and $22.8 million or 25.8% and 17.4%, respectively, of total sales for the three month period and $98.0 million and $70.0 million or 24.0% and 17.1% for the nine month period. During the three months ended September 30, 2014, we had two customers individually accounting for 10% or more of our sales. Sales to Applied Materials, Inc. and LAM Research were $28.2 million and $20.9 million or 19.7% and 14.6%, respectively, of total sales during the three months ended September 30, 2014. During the nine months ended September 30, 2014, we had sales to two customers which individually accounted for over 10% of our sales. Sales to Applied Materials, Inc. and LAM Research were $76.4 million and $53.7 million or 17.5% and 12.5%, respectively. Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar, flat panel display, and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.

NOTE 21.	CREDIT FACILITIES
In October 2012, we, along with two of our wholly-owned subsidiaries, AE Solar Energy, Inc. and Sekidenko, Inc., entered into a Credit Agreement, subsequently amended in November 2012 and August 2013, (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as agent for and on behalf of certain lenders (each a "Lender"), which provides for a new secured revolving credit facility of up to $50.0 million (the "Credit Facility"). The Credit Facility provides us with the ability to borrow up to $50.0 million, although the amount of the Credit Facility may be increased by an additional $25.0 million up to a total of $75.0 million subject to receipt of lender commitments and other conditions. Borrowings under the Credit Facility are subject to a borrowing base based upon our domestic accounts receivable and inventory and are available for various corporate purposes, including general working capital, capital expenditures, and certain permitted acquisitions. The Credit Agreement also permits us to issue letters of credit which reduce availability under the Credit Agreement. The maturity date of the Credit Facility is October 12, 2017. As of September 30, 2015, we had $21.1 million of availability on our Wells Fargo Credit Facility.
At our election, the loans comprising each borrowing will bear interest at a rate per annum equal to either: (a) a "base rate" plus between one-half (0.5%) and one (1.0%) full percentage point depending on the amount available for additional draws under the Credit Facility ("Base Rate Loan"); or (b) the LIBOR rate then in effect plus between one and one-half (1.5%) and two (2%) percentage points depending on the amount available for additional draws under the Credit Facility. The "base rate" for any

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Base Rate Loan will be the greatest of the federal funds rate plus one-half (0.5%) percentage point; the one-month LIBOR rate plus one (1.0%) percentage point; and Wells Fargo's "prime rate" then in effect. As of September 30, 2015, the rate in effect was 3.75%.
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
The Credit Agreement requires us to pay certain fees to the Lenders, including a $2,500 collateral management fee for each month that the Credit Facility is in place, and a fee based on the unused amount of the Credit Facility. During the nine months ended September 30, 2015 and 2014, we expensed $0.3 million and $0.3 million, respectively, in interest and fees related to unused line of credit fees and amortization of debt issuance costs. We did not borrow against the Credit Facility during the nine months ended September 30, 2015. During the quarter ended September 30, 2015, the lender issued a letter of credit in the amount of $2.0 million related to a customer contract.
Pursuant to a Guaranty and Security Agreement (the "GS Agreement"), borrowings under the Credit Facility are guaranteed by our wholly-owned subsidiaries Aera Corporation and AEI US Subsidiary, Inc., (collectively the " Guarantors"). Under the GS Agreement, we and the Guarantors granted the Lenders a security interest in certain, but not all, of our and the Guarantors' assets.
In 2013 we assumed the outstanding debt of Refusol as of the acquisition date. There were three outstanding loans with banks related to this debt, of which one was repaid and cancelled during the third quarter of 2013.
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
Upon expiration of this agreement, Refusol, GmbH entered into a new loan agreement with Bayern under which it had the ability to borrow up to 4.0 million Euros (equal to $5.5 million on September 30, 2015) as either bank overdrafts, term loans, guarantees, or letters of credit. The overdraft facility bore interest at 3.9%, guarantees bore a rate of 1.64% and interest on term loans was a fixed rate set for each term loan period based on money market rates. Loan commitment fees were 0.25%. This line of credit was repaid and cancelled in the third quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Statements
This Form 10-Q and the information we are incorporating by reference contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report that are not historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. The inclusion of words such as "anticipate," "expect," "estimate," "can," "may," "might," "continue," "enables," "plan," "intend," "should," "could," "would," or "believe," as well as statements that events or circumstances "will" occur or continue, indicate forward-looking statements. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements.
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
BUSINESS OVERVIEW
We design, manufacture, sell and support power conversion and control products that transform power into various usable forms. Our products enable manufacturing processes that use thin film and plasma enhanced chemical and physical processing for various products, industrial electro-thermal applications for material and chemical processes, and precision power for analytical instrumentation. We also supply thermal instrumentation products for advanced temperature control in these markets. Our network of global service support centers provides local repair and field service capability in key regions. We refer to this as our "core business" ("AE without Inverters").

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
As also noted in Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q, we acquired the assets of Power Control Modules ("PCM") on January 27, 2014. The financial results discussed below include the financial results of PCM for the period January 27, 2014 to December 31, 2014 and the three and nine months ended September 30, 2015.
Additionally, on April 12, 2014, we acquired HiTek Power Group ("HiTek"), a privately held provider of high voltage power solutions, based in the United Kingdom. The financial results discussed below include the financial results of HiTek for the period April 12, 2014 to December 31, 2014 and the three and nine months ended September 30, 2015. Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q describes the acquisition of HiTek.
Furthermore, on August 4, 2014, we acquired UltraVolt, Inc., a privately held provider of high voltage power solutions, based in Ronkonkoma, New York. The financial results discussed below include the financial results of UltraVolt for the period August 4, 2014 to December 31, 2014 and the three and nine months ended September 30, 2015. Note 2. Business Acquisitions in Part I Item 1 of this Form 10-Q describes the acquisition of UltraVolt.
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
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$130,800	$143,147	$408,709	$430,380
Gross profit	53,037	47,943	153,059	153,150
Operating expenses	43,377	38,718	306,144	115,500
Operating income (loss)	9,660	9,225	(153,085)	37,650
Other (expense) income, net	(867)	(618)	354	(689)
Income (loss) before income taxes	8,793	8,607	(152,731)	36,961
(Benefit) provision for income taxes	(7,639)	(3,695)	42,020	(702)
Income (loss) net of income taxes	$16,432	$12,302	$(194,751)	$37,663
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	40.5	33.5	37.4	35.6
Operating expenses	33.2	27.0	74.9	26.8
Operating income (loss)	7.3	6.5	(37.5)	8.8
Other (expense) income, net	(0.7)	(0.4)	0.1	(0.2)
Income (loss) before income taxes	6.7	6.0	(37.4)	8.6
(Benefit) provision for income taxes	(5.8)	(2.6)	10.3	(0.2)
Income (loss) net of income taxes	12.5%	8.6%	(47.7)%	8.8%

SALES
The following tables summarize sales, and percentages of sales, by segment for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	% of Total Sales	2014	% of Total Sales	Increase/ (Decrease)	Percent Change
Core Business:
Semiconductor capital equipment	$72,859	55.7%	$57,934	40.5%	$14,925	25.8%
Non-semiconductor capital equipment	21,378	16.4	20,490	14.3	888	4.3
Global support	13,614	10.3	12,768	8.9	846	6.6
Total Core Business	107,851	82.5	91,192	63.7	16,659	18.3
Inverters	22,949	17.5	51,955	36.3	(29,006)	(55.8)
Total sales	$130,800	100.0%	$143,147	100.0%	$(12,347)	(8.6)%

	Nine Months Ended September 30,
	2015	% of Total Sales	2014	% of Total Sales	Increase/ (Decrease)	Percent Change
Core Business:
Semiconductor capital equipment	$216,246	52.9%	$163,510	37.9%	$52,736	32.3%
Non-semiconductor capital equipment	63,022	15.4	56,181	13.1	6,841	12.2
Global support	39,032	9.6	36,205	8.4	2,827	7.8
Total Core Business	318,300	77.9	255,896	59.4	62,404	24.4
Inverters	90,409	22.1	174,484	40.6	(84,075)	(48.2)
Total sales	$408,709	100.0%	$430,380	100.0%	$(21,671)	(5.0)%
Total Sales
Overall, our sales decreased $12.3 million, or 8.6%, to $130.8 million for the three months ended September 30, 2015 from $143.1 million for the three months ended September 30, 2014. Sales decreased $21.7 million, or 5.0%, to $408.7 million to for the nine months ended September 30, 2015 from $430.4 million for the nine months ended September 30, 2014. This shift in sales for both periods was driven by decreased Inverter sales as a result of the wind down, only partially offset by an increase in our core business sales.
Core Business
Results for AE without Inverters for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$107,851	$91,192	$318,300	$255,896
Operating income	30,600	22,882	90,335	64,455
Sales increased 18.3% to $107.9 million, or 82.5% of sales, for the three months ended September 30, 2015 versus $91.2 million, or 63.7% of sales, for the three months ended September 30, 2014 primarily due to an increase in semiconductor sales. Sales increased to $318.3 million for the nine months ended September 30, 2015 from $255.9 million for the nine months ended September 30, 2014 largely driven by an increase in semiconductor sales to existing customers, as well as the addition of the high voltage product line in 2014.

In the three months ended September 30, 2015, our core business sales to the semiconductor market increased 25.8% to $72.9 million from $57.9 million for the three months ended September 30, 2014 reflecting year over year market strength in the semiconductor market and our leadership in etch applications. We expect sales in the fourth quarter of 2015 to be lower, in line with the semiconductor market.
Sales in the non-semiconductor capital equipment markets increased 4.3% to $21.4 million, or 16.4% of sales, for the three months ended September 30, 2015 compared to $20.5 million, or 14.3% of sales, for the three months ended September 30, 2014. Outside of semiconductor capital equipment, other markets served by our core business include solar panel, flat panel display, power control modules, data storage, architectural glass and other industrial manufacturing markets. Our customers in these markets are primarily global and regional OEMs. As we have diversified our product offerings over the past year through the acquisitions of PCM, HiTek and UltraVolt, we have expanded our reach to new customers.
Our global support revenue increased 6.6% to $13.6 million, or 10.3% of total sales, for the three months ended September 30, 2015, compared to $12.8 million, or 8.9% of sales, for the three months ended September 30, 2014. For the nine months ended September 30, 2015, our global support revenue increased 7.8% to $39.0 million, or 9.6% of total sales, compared to $36.2 million, or 8.4% of sales for the nine months ended September 30, 2014
Operating income for our core business was $30.6 million and $90.3 million for the three months and nine months ended September 30, 2015, respectively, an increase of $7.7 million and $25.9 million, respectively, from the same periods in 2014. Higher sales volumes resulted in the increase in operating income between periods.
Inverters
On June 29, 2015, we announced the conclusion of our strategic review and our decision to wind down Inverter operations. Results for our Inverters segment for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$22,949	$51,955	$90,409	$174,484
Operating loss	(7,010)	(12,474)	(61,097)	(25,378)
Inverters sales were $22.9 million, or 17.5% of sales, for the three months ended September 30, 2015 as compared to $52.0 million, or 36.3% of sales, for the three months ended September 30, 2014. Inverters sales were $90.4 million for the nine months ended September 30, 2015 as compared to $174.5 million for the nine months ended September 30, 2014. Inverter sales were significantly impacted by our decision to wind down the business as of June 29, 2015. We expect to substantially complete our wind down activities by the end of 2015.
Operating loss for Inverters was $7.0 million for the three months ended September 30, 2015 as compared to $12.5 million for the three months ended September 30, 2014 and $61.1 million versus $25.4 million for the nine months ended September 30, 2015 and 2014. Lower sales volume as discussed above, and write-offs of inventory and accounts receivable related to our decision to wind down the Inverter business contributed to the increased losses. For more information on this wind down, please refer to Note 1. Basis of Presentation in Part I Item 1 of this Form 10-Q.
Backlog
Our overall backlog was $51.4 million at September 30, 2015 as compared to $87.9 million at December 31, 2014. The decrease is primarily the result of a decrease in Inverters backlog coupled with reduced orders related to a forecasted decline in the semiconductor market in the fourth quarter.
GROSS PROFIT
Our gross profit was $53.0 million, or 40.5% of sales, for the three months ended September 30, 2015, as compared to $47.9 million, or 33.5% of sales for the three months ended September 30, 2014 driven primarily by a shift in product mix away from lower margin Inverter sales, partially offset by the $3.4 million inventory impairment related to the wind down of our Inverter business recorded in the third quarter of 2015. Our gross profit was $153.1 million, or 37.4%, for the nine months ended September 30, 2015 versus $153.2 million, or 35.6%, for the nine months ended September 30, 2014. The year-over-year decrease in absolute dollars was due to the recording of a $18.4 million inventory impairment related to the wind down of our Inverter business in the second and third quarters of 2015. This was largely offset by an increase in our margin as a result of a shift in product mix to higher margin core business products.
OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Research and development	$11,696	8.9%	$15,074	10.5%	$39,985	9.8%	$44,952	10.4%
Selling, general, and administrative	16,484	12.6	20,223	14.1	78,784	19.3	62,782	14.6
Amortization of intangible assets	1,267	1.0	2,238	1.6	5,052	1.2	6,339	1.5
Restructuring charges and asset impairment	13,930	10.6	1,183	0.8	182,323	44.6	1,427	0.3
Total operating expenses	$43,377	33.2%	$38,718	27.0%	$306,144	74.9%	$115,500	26.8%
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
Research and development expenses for the three months ended September 30, 2015 were $11.7 million, or 8.9% of sales, as compared to $15.1 million, or 10.5% of sales, for the three months ended September 30, 2014 due primarily to decreased costs related to the Inverter wind down. Research and development costs were down in both periods of 2015 largely due to the wind down of our Inverter business.
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
Selling, general and administrative ("SG&A") expenses decreased $3.7 million for three months ended September 30, 2015 as compared to the same period in 2014 as a result of recoveries of previously reserved accounts receivable. SG&A increased $16.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the recording of accruals of potential Inverter bad debts of $13.6 million made in the second and third quarters of 2015, as discussed in Note 1. Basis of Presentation in Part I Item 1 of this Form 10-Q.
Restructuring

In June 2015, we committed to a restructuring plan in relation to the wind down of our Inverter business. We expect to record changes within the original estimated pre-tax range of approximately $260 million to $290 million, the majority of which was recorded in the second and third quarters of 2015. We expect to incur an additional $15 million to $20 million over the next three months as we wind down the Inverter activities. Of this amount, approximately $10 million to $15 million relate to the write down of inventory and other assets, $1 million to employee termination costs, and the remaining $3 million for other costs to exit the business, primarily the costs to exit facilities.
Other Income (Expenses), net
Other income (expenses), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expenses), net was a loss of $0.9 million and a gain of $0.4 million for the three and nine months ended September 30, 2015, respectivley. For the three and nine months ended

September 30, 2014, Other income (expenses) was a loss of $0.6 million and $0.7 million, respectively. The change is primarily due to the fluctuation in foreign exchange rates.
Provision for Income Taxes
We recorded an income tax benefit for the three months ended September 30, 2015 of $7.6 million compared to $3.7 million for the three months ended September 30, 2014, resulting in effective tax rates of (86.9)% and (42.9)%, respectively. The tax expense and effective tax rates for the three and nine months ended September 30, 2015 are significantly impacted by the current period charges related to the inverter business restructuring. These charges include restructuring expenses not deductible for tax purposes, the exclusion of losses recorded in tax jurisdictions for which tax benefits are not being recognized, and the recognition of discrete tax expense in the quarter related to a change in the determination of the realizability of certain deferred tax assets. The income tax provision for the three and nine months ended September 30, 2015 was calculated under the annual effective tax rate method, which resulted in a significant tax expense in the second quarter, and a tax benefit in the third quarter.  The Company anticipates that the annual effective tax rate method will result in the recording of a significant tax benefit in the fourth quarter of 2015. At September 30, 2015, the Company has recorded the current income tax payable amount as a deferred income tax liability as the Company expects this tax liability to completely reverse in the fourth quarter.
                The effective tax rates for the three and nine months ended September 30, 2015 are favorably impacted by the benefit of earnings in foreign jurisdictions which are subject to lower tax rates. We anticipate our full year effective tax rate will be approximately 1% to 2%.
                The effective tax rates for the three and nine months ended September 30, 2014 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three months ended September 30, 2015 and 2014, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.
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

The non-GAAP results presented below exclude the impact of stock-based compensation, amortization of intangible assets, restructuring costs, tax release items, acquisition-related costs, and other nonrecurring expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income, as reported	$16,432	$12,302	$(194,751)	$37,663
Adjustments, net of tax:
Restructuring charges	12,927	1,102	179,990	1,327
Acquisition-related costs	—	56	—	718
Stock-based compensation	746	1,385	2,085	4,309
Amortization of intangible assets	1,175	2,084	4,687	5,778
Nonrecurring tax items	(9,499)	—	40,773	—
Nonrecurring accounts receivable (recovery) impairment	(3,775)	—	12,614	—
Nonrecurring inventory impairment	3,132	—	17,046	—
Nonrecurring executive severance	—	—	—	800
Non-GAAP income, net of tax	$21,138	$16,929	$62,444	$50,595

Diluted weighted-average common shares outstanding	41,319	40,470	41,233	41,102
Non-GAAP Earnings Per Share	$0.51	$0.42	$1.51	$1.23
*Note: The impact of the non-tax deductible goodwill impairment recorded in our second quarter exaggerated our income tax rate resulting in significant book tax expense as compared to our pre-tax book loss.  Therefore for preparation of our non-GAAP information we have applied an estimated normalized tax rate of 7.2%, which is consistent with our pre-restructuring Q1 tax rate in order to tax effect the non-GAAP items above. Additionally, we assessed the tax impact of this one time event by applying this estimated tax rate to our “book operating income excluding restructuring” in order to arrive at our Q3 estimated non-GAAP non-recurring tax add-back of ($9.5 million) and 2015 YTD estimated non-GAAP non-recurring tax add-back of $40.8 million shown above.

Based on the decision by the Company to exit the Inverter segment in a wind-down of operations as of June 29, 2015, we ceased allocating corporate overhead to the Inverter segment. These costs included departments and services which were historically shared between the Inverter segment and the Precision Power segment. In order to present the following non-GAAP historical periods by segment on a consistent basis, we have eliminated from the historical GAAP segment presentation for Inverters through June 30, 2015, the corporate overhead expenses previously allocated to Inverters and these costs have been reflected as burdening the Precision Power segment.

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	As reported	Amounts related to Inverter	Amounts excluding Inverter	As reported	Amounts related to Inverter	Amounts excluding Inverter
Revenues	$130,800	$22,949	$107,851	$408,709	$90,409	$318,300

Operating income as reported	$9,660	$(20,940)	$30,600	$(153,085)	$(239,934)	$86,849
Adjustments
Restructuring charges	13,930	13,930	—	182,323	182,323	—
Stock-based compensation	803	66	737	2,245	326	1,919
Nonrecurring inventory impairment	3,375	3,375	—	18,369	18,369	—
Nonrecurring accounts receivable impairment, net of recoveries	(4,068)	(4,068)	—	13,593	13,593	—
Amortization of intangible assets	1,267	169	1,098	5,052	1,755	3,297
Non-GAAP Operating income (loss)	$24,967	$(7,468)	$32,435	$68,497	$(23,568)	$92,065

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	As reported	Amounts related to Inverter	Amounts excluding Inverter	As reported	Amounts related to Inverter	Amounts excluding Inverter
Revenues	$143,147	$51,955	$91,192	$430,380	$174,484	$255,896

Operating income as reported	$9,225	$(11,394)	$20,619	$37,650	$(19,616)	$57,266
Adjustments
Restructuring charges	1,183	1,183	—	1,427	1,372	55
Acquisition-related costs	60	—	60	790	—	790
Stock-based compensation	1,488	327	1,161	4,747	1,054	3,693
Amortization of intangible assets	2,238	883	1,355	6,339	3,108	3,231
Nonrecurring executive severance	—	—	—	867	—	867
Non-GAAP Operating income (loss)	$14,194	$(9,001)	$23,195	$51,820	$(14,082)	$65,902
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
At September 30, 2015, we had $199.0 million in cash, cash equivalents, and marketable securities and $21.1 million of availability on our Wells Fargo Credit Facility. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months. We may seek additional financing from time to time.
On September 16, 2015, we announced a formalized capital deployment strategy which is centered on increasing shareholder value by investing in long-term growth opportunities and making distributions to shareholders. Our capital deployment strategy includes the following:

•	organic investments to grow our market leadership in semiconductor applications, expand into industrial markets and increase its geographic presence;

•	acquisitions to increase the company's total addressable market with a particular focus on industrial products and applications;

•	share repurchases to meaningfully reduce share count over time; and

•	a more flexible capital structure that may include debt to fund key investments.

CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$72,055	$57,320
Net cash used in investing activities	(14,974)	(53,148)
Net cash provided by (used in) financing activities	4,072	(38,438)
Effect of Currency Translation on Cash	(2,142)	(818)
Increase (Decrease) in Cash and Cash Equivalents	59,011	(35,084)
Cash and Cash Equivalents, beginning of period	125,285	138,125
Cash and Cash Equivalents, end of period	$184,296	$103,041
2015 CASH FLOWS COMPARED TO 2014
Net cash provided by operating activities
Net cash provided by operating activities for the nine months ended September 30, 2015 was $72.1 million, compared to $57.3 million for the same period ended September 30, 2014. The increase of $14.7 million in net cash flows from operating activities is primarily the result of higher margins due to a shift in product mix coupled with lower Inverter spending due to the wind down.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2015 was $15.0 million, a decrease of $38.2 million from the same period ended September 30, 2014. The decrease in cash used was driven by the $30.3 million cash and $31.3 million payments for the acquisitions of PCM and UltraVolt, respectively, in 2014. This was only partially offset by a $22.0 million increase in cash used to purchase marketable securities for the nine months ended September 30, 2015.
Net cash provided by (used in) financing activities
Net cash provided by financing activities in the nine months ended September 30, 2015 was $4.1 million, a $42.5 million change from the cash used in financing activities of $38.4 million in the same period of 2014. This was primarily due to the settlement of performance stock units in cash of $11.2 million in the first quarter of 2014, the $25 million stock buy-back that was completed in the second quarter of 2014, and a use of $13.7 million to repay our external notes receivable in 2014. Additionally, the exercise of stock options provided only $3.5 million of cash in 2015 as compared to $10.3 million in 2014.

Effect of currency translation on cash
During the nine months ended September 30, 2015, currency translation had a negative $2.1 million impact on cash compared to a negative impact of $0.8 million in the same period of 2014 primarily due to the decline in the Euro between December 31, 2014 and September 30, 2015. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely impacted. Given recent acquisitions in Europe, our exposure to fluctuations in the value of the Euro and Pound Sterling is becoming more significant. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the nine months ended September 30, 2015 and 2014 are as follows:

		Nine Months Ended September 30,
From	To	2015	2014
CAD	USD	(13.0)%	(5.2)%
CHF	USD	2.0	(6.5)
CNY	USD	(2.4)	(1.4)
EUR	USD	(7.6)	(8.1)
GBP	USD	(2.9)	(2.1)
INR	USD	(3.7)	(0.1)
JPY	USD	(0.1)	(4.0)
KRW	USD	(7.7)	0.3
TWD	USD	(4.2)	(1.6)
Off Balance Sheet Arrangements
We have no off-balance sheet arrangements or variable interest entities except for our commitment to fund our defined benefit obligation in the amount of $0.8 million per year through 2024. See Note 15 - Pension Liability of our Consolidated Financial Statements.
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
As of September 30, 2015, our investments consisted primarily of commercial paper and certificates of deposit, all with maturity of less than 2 years (see Note 5. Marketable Securities in Part I Item 1 of this Form 10-Q). As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by approximately $0.1 million.
We had no debt outstanding as of September 30, 2015 under one debt instrument with variable interest rates and principal payments (see Note 21. Credit Facility in Part I Item 1 of this Form 10-Q). Assuming a full drawdown on all of our outstanding loan agreements subject to variable interest rates, and holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an annualized impact on pre-tax earnings and cash flows of approximately $0.5 million.
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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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
There have been no material developments in legal proceedings in which we are involved during the quarter ended September 30, 2015. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
The wind down plan for our inverter operations may adversely impact our business
There are risks and uncertainties inherent to the inverter operations wind down that could adversely impact our overall business including, but not limited to: (a) changes in our estimates of wind down costs and duration, including the cost to exit facilities; (b) potential decreases in customer orders and sales and disruptions in operations, supplier relationships and employee relations, (c) other facts we discover that would require us to record additional charges that may be materially different from our initial expectations about the costs of the wind down, (d) the Company’s ability to realize its plan to avoid costs as it winds down the Solar Inverter business, (e) the accuracy of the estimates and assumptions on which the Company's financial statement projections are based, including estimates and assumptions related to the wind down of the Solar Inverter business, (f) the effects of global macroeconomic conditions upon demand for our products; (g) the impact of price changes resulting from a variety of factors; (h) the timing of orders received from customers; (i) the Company's ability to realize benefits from cost improvement efforts including avoided costs, restructuring plans and inorganic growth; (j) the Company's ability to obtain materials and manufacture products, including the requirement for sourcing material to support future warranty obligations; and (k) unanticipated changes to management's estimates, reserves or allowances. If we do not successfully coordinate the wind down activities we could experience interruptions, including distraction of management, to other product lines. Furthermore, we may continue to incur costs related to Inverter operations, such as warranty expenses, even after that segment has been wound down.
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
We place orders with many of our suppliers based on our customers’ quarterly forecasts and our annual forecasts. These forecasts are based on our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. Orders with our suppliers cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. Our obligation to our suppliers at September 30, 2015 under these purchase commitments and agreements was $55.3 million. If demand for our products does not continue at current levels, we might not be able to use all of the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain sufficient raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand.
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
Our business depends on the expansion of manufacturing capacity in our end markets and the installation base for the products we sell. In the past, severe tightening of credit markets, turmoil in the financial markets, and a weakening global economy have contributed to slowdowns in the industries in which we operate. Some of our key markets depend largely on consumer spending. Economic uncertainty, such as that recently experienced in the PRC, exacerbates negative trends in consumer spending and may cause our customers to push out, cancel, or refrain from placing equipment orders.
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
During the second half of 2011 as well as the second quarters of 2013, 2014, and 2015, we implemented restructuring plans to align our cost structure with current industry conditions in our Precision Power and Inverter segments. As part of these restructuring plans we reduced staff, exited excess office and warehouse space, relocated engineering and research and development resources closer to our customers, and transferred various operating activities, such as supply chain management, manufacturing, engineering and other activities, to our Shenzhen, China facility. This means we are even more dependent on our China-based operations. As with any restructuring initiative, there could be many unintended results and there are always risks that execution may not meet expectations in the future. If we are unable to effectively execute the initiatives under the plan or our customers' requirements change, we may not realize the expected results or could incur restructuring charges greater than anticipated, which could materially affect our financial condition and results of operations. Please see "The wind down plan for our inverter operations may adversely impact our business," risk factor listed above.
A significant portion of our sales and accounts receivable are concentrated among a few customers.
Our ten largest customers accounted for 63.6% of our sales for the nine months ended September 30, 2015 and 48.1% of our sales for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we had sales to two customers which individually accounted for over 10% of our sales. Sales to Applied Materials, Inc. and LAM Research were $98.0 million and $70.0 million or 24.0% and 17.1%, respectively. We had sales to two customers which individually accounted for over 10% of our sales during the nine months ended September 30, 2014. Sales to Applied Materials, Inc., and LAM Research were $76.4 million and $53.7 million, or 17.5% and 12.5%, respectively. Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar, flat panel display, and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods. Sales to our inverter customers have been declining in part due to our announced wind down and as a result our sales and receivables will become more concentrated. Please see "The wind down plan for our inverter operations may adversely impact our business," risk factor listed above.
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
As we operate in a highly competitive environment where innovation is critical, our future success depends on many factors, including the effective commercialization and customer acceptance of our products and services. The development, introduction and support of a broadening set of products is critical to our continued success. Our results of operations could be adversely affected if we do not continue to develop new products, improve and develop new applications for existing products, and differentiate our products from those of competitors resulting in their adoption by customers.
We conduct manufacturing at only a few sites and our sites are not generally interchangeable.
Our power products for the semiconductor industry are manufactured in Shenzhen, PRC. Our high voltage products are manufactured in Ronkonkoma, New York and Littlehampton, United Kingdom. Our thermal instrumentation products that are used in the semiconductor industry are manufactured in Vancouver, Washington. Each facility is under operating lease and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities which could result in labor or supply chain supply risks. For instance, our Shenzhen, PRC manufacturing facility currently has a  lease which expires in July 2017 that we are looking to further extend. Each facility manufactures different products, and therefore, is not interchangeable. Natural or other uncontrollable occurrences at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. Our losses from any such occurrence could significantly affect our operations and results of operations for a prolonged period of time.
Our restructuring and other cost-reduction efforts have included transitioning manufacturing operations to our facility in Shenzhen from other manufacturing facilities, such as Fort Collins, Colorado and Littlehampton, UK, which renders us increasingly reliant upon our Shenzhen facility. A disruption in manufacturing at our Shenzhen facility, from whatever cause, could have a significantly adverse effect on our ability to fulfill customer orders, our ability to maintain customer relationships, our costs to manufacture our products and, as a result, our results of operations and financial condition.
Our results of operations could be affected by natural disasters and other events in the locations in which we or our customers or suppliers operate.
We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events including earthquakes or tsunamis that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. A natural disaster, fire, explosion, or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, may materially adversely affect our business, results of operations, or financial condition.
We are subject to risks inherent in international operations.
Sales to our customers outside the United States were approximately 36.5% and 35.9% of our total sales for the nine months ended September 30, 2015 and 2014. The recent acquisitions of the power controls modules, and high voltage product lines have increased our presence in international locations. India is becoming a focus of possible expansion for sales, research and development, and manufacturing. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

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

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $18.1 million in accounts receivable from foreign customers as of September 30, 2015; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
Our profitability and ability to implement our business strategies, maintain market share and compete successfully in international markets will be compromised if we are unable to manage these and other international risks successfully. Please see "The wind down plan for our inverter operations may adversely impact our business," risk factor listed above.
Our operations in the People’s Republic of China are subject to significant political and economic uncertainties over which we have little or no control and we may be unable to alter our business practice in time to avoid reductions in revenues.
A significant portion of our operations outside the United States are located in the PRC, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in customs regulations, changes in tax policies, changes in PRC laws and regulations, possible expropriation or other PRC government actions, and unsettled political conditions. These factors may have a material adverse effect on our operations, business, results of operations, and financial condition. Please see "We are exposed to risks associated with worldwide financial markets and the global economy" risk factor above.
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
We transitioned the purchasing of a substantial portion of components for our thin film products to Asian suppliers to lower our materials costs and shipping expenses. These components might require us to incur higher than anticipated testing or repair costs, which would have an adverse effect on our operating results. Customers who have strict and extensive qualification requirements might not accept our products if these lower-cost components do not meet their requirements. A delay or refusal by our customers to accept such products, as well as an inability of our suppliers to meet our purchasing requirements, might require us to purchase higher-priced components from our existing suppliers or might cause us to lose sales to these customers, either of which could lead to decreased revenue and gross margins and have an adverse effect on our results of operations. Please see "The wind down plan for our inverter operations may adversely impact our business," risk factor listed above.
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
For example, On Oct. 5, 2015, the Organisation for Economic Co-operation and Development (OECD) issued the final report on all 15 Base Erosion and Profit Shifting “BEPS” Action Plans. According to the OECD, the current rules have created opportunities for Base Erosion and Profit Shifting, and suggest new rules whereby profits are taxed where economic activities take place and value is created. OECD comments include new or reinforced international standards as well as concrete measures to help countries tackle BEPS. Among the highlights of the OECD Final Reports are the new transfer pricing approach and reinforced international standards on tax treaties, the setting of minimum standards on harmful tax practices, treaty abuse, country-by-country reporting and dispute resolution, action items requiring national legislation particularly in hybrid mismatches and interest restriction, and analytical reports with recommendations concerning digital economy and multilateral instruments. If countries in which we operate adopt the OECD recommendations as outlined in the BEPS Action Plans, it is uncertain to what extent the changes could impact the company
Unfavorable currency exchange rate fluctuations may lead to lower operating margins, or may cause us to raise prices, which could result in reduced sales.
Currency exchange rate fluctuations could have an adverse effect on our sales and results of operations and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. For example, in the nine months ended September 30, 2015, the currency rate for the Euro declined 7.6%. Given recent acquisitions in Europe, our exposure to fluctuations in the value of the Euro is becoming more significant. From time to time, we enter into forward exchange contracts and local currency purchased options to reduce currency exposure arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could materially and adversely affect our results of operations.
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
As of September 30, 2015, we have $43.5 million of goodwill (all related to our Precision Power segment) and $36.6 million in intangible assets ($35.9 million and $0.7 million in Precision Power and Inverters, respectively). We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock. On June 29, 2015, we announced our decision to wind down our Solar Inverter business to focus solely on our Precision Power business, which could have a negative impact on the remaining intangible asset values on the Inverter segment in the future. Please see "The wind down plan for our inverter operations may adversely impact our business," risk factor listed above.
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
Given the global nature of our business, we have both domestic and international concentrations of cash and investments. The value of our cash, cash equivalents, and marketable securities can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, we could incur a significant impairment of our cash, cash equivalents, and marketable securities, which could materially adversely affect our financial condition and results of operations. For example, our recently announced capital deployment strategy as described in the Liquidity section of Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operation of this Form 10-Q, may require us us to access debt markets and there can be no assurance that access to debt at favorable terms will exist.
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
Like many modern multinational corporations, we maintain a global information technology system, including software products licensed from third parties. Any system, network or Internet failures, misuse by system users, the hacking into or disruption caused by unauthorized access or loss of license rights could disrupt our ability to timely and accurately manufacture and ship products or to report our financial information in compliance with the timelines mandated by the SEC. Any such failure, misuse, hacking, disruptions or loss would likely cause a diversion of management's attention from the underlying business and could harm our operations. In addition, a significant failure of our global information technology system could adversely affect our ability to complete an evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
If our network security measures are breached and unauthorized access is obtained to a customer's data or our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.
As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. While our system is designed with access security, unauthorized access to our data, including any regarding our customers, could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached by intentional misconduct by computer hackers, as a result of third-party action, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.
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
Our commercial and utility-grade solar inverters have product specification, installation and maintenance requirements that if not followed could result in product failure or downtime. For example, if a customer fails to properly design and build the solar site consistent with our product specification and installation requirements (e.g., exceeding input DC voltage, improper grounding, cabling errors, etc.), the inverter’s performance could be adversely affected and, in some cases, the inverter may be damaged. Customers are responsible for their solar site design and build. Although we conduct testing on our products, our solar inverters cannot be tested in an environment simulating the various solar site conditions that may exist. We may expend considerable time and resources in diagnosing alleged product issues in the field during the warranty period that are actually attributable to a customer’s failure to follow such product specification, installation and maintenance requirements. To the extent we experience such increased costs associated with investigating such claims, we may not be able to recover such costs from the customer, resulting in losses. Please see "The wind down plan for our inverter operations may adversely impact our business," risk factor listed above.
We have entered into contract manufacturing relationships with international suppliers for certain of our inverter products.
We have entered into contract manufacturing relationships with well-established suppliers in Canada and Hungary for the manufacture of certain goods in our inverter product line and Germany (Prettl) for our Power Control Module product line. These relationships will facilitate our compliance with localization requirements in some world regions where incentives and benefits are granted for local manufacturing. These relationships will also afford us a more flexible manufacturing capacity, thereby enabling us to maintain a competitive advantage in the marketplace for our inverter products. These partners, working closely with us, will in turn be developing a common supply chain for the components that are incorporated into our inverters. While we believe that our contract manufacturers are qualified to manufacture these inverters for us, we may need to address short-term quality and delivery scheduling issues as we develop this new supply chain for these inverters. If we were to encounter significant quality or delivery schedule concerns it might materially and adversely affect our relationships with customers for these inverters and our results of operations. As with many contract manufacturing relationships, costs may be incurred if manufacturing capacity is not fully utilized. In particular, our German legal proceeding against an affiliate of Prettl, the contract manufacturer of a significant portion of our three phase string inverters, may adversely affect and impact such contract manufacturing relationship, our ability to source parts for our ongoing warranty service obligations, the delivery of product, the commercial terms related thereto and our financial and operational performance. Please see "Item 3 - Legal Proceedings." Please see "The wind down plan for our inverter operations may adversely impact our business," risk factor listed above.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Wells Fargo Credit Facility Amendment dated September 24, 2015

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	November 5, 2015	/s/ Thomas Liguori
Thomas Liguori
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

10.1	Wells Fargo Credit Facility Amendment dated September 24, 2015

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.