Form 10-Q
period 2016-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2016-05-05
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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

As of April 30, 2016 there were 39,569,801 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS	UNAUDITED
CURRENT ASSETS:
Cash and cash equivalents	$176,300	$158,443
Marketable securities	7,664	11,986
Accounts receivable, net of allowances of $8,708 and $8,739, respectively	67,091	54,959
Inventories	57,592	52,573
Deferred income tax assets	6,035	6,004
Income taxes receivable	439	9,040
Other current assets	9,207	7,868
Current assets from discontinued operations	33,354	41,902
Total current assets	357,682	342,775
Property and equipment, net	10,675	9,645
OTHER ASSETS:
Deposits and other	1,716	1,729
Goodwill	43,908	42,729
Other intangible assets, net	33,454	34,141
Deferred income tax assets	30,355	30,398
Non-current assets from discontinued operations	497	1,271
Total assets	$478,287	$462,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,886	$27,246
Income taxes payable	6,584	13,972
Accrued payroll and employee benefits	7,010	9,175
Accrued warranty expense	1,750	1,633
Other accrued expenses	11,278	12,258
Customer deposits	8,210	3,319
Current liabilities from discontinued operations	28,203	36,481
Total current liabilities	98,921	104,084
LONG-TERM LIABILITIES:
Deferred income tax liabilities	1,233	1,181
Uncertain tax positions	2,989	2,086
Long term deferred revenue	40,130	45,584
Other long-term liabilities	18,727	18,871
Non-current liabilities from discontinued operations	27,062	27,302
Total liabilities	189,062	199,108
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,906 and 39,756
issued and outstanding, respectively	40	40
Additional paid-in capital	197,861	195,096
Retained earnings	90,191	67,910
Accumulated other comprehensive income	1,133	534
Total stockholders’ equity	289,225	263,580
Total liabilities and stockholders’ equity	$478,287	$462,688
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
	UNAUDITED
SALES:
Product	$86,293	$93,608
Services	16,751	15,902
Total Sales	103,044	109,510
COST OF SALES:
Product	40,815	42,292
Services	8,769	8,119
Total cost of sales	49,584	50,411
GROSS PROFIT	53,460	59,099
OPERATING EXPENSES:
Research and development	10,765	9,760
Selling, general and administrative	18,016	16,707
Amortization of intangible assets	1,058	1,098
Restructuring benefit	—	(2)
Total operating expenses	29,839	27,563
OPERATING INCOME	23,621	31,536
OTHER INCOME, NET	357	868
Income from continuing operations before income taxes	23,978	32,404
Provision for income taxes	3,758	6,749
INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	20,220	25,655
INCOME (LOSS) FROM DISCONTINUTED OPERATIONS, NET OF INCOME TAXES	2,061	(4,379)
NET INCOME	$22,281	$21,276

Basic weighted-average common shares outstanding	39,814	40,740
Diluted weighted-average common shares outstanding	40,100	41,129

EARNINGS (LOSS) PER SHARE:
CONTINUING OPERATIONS:
BASIC EARNINGS PER SHARE	$0.51	$0.63
DILUTED EARNINGS PER SHARE	$0.50	$0.62
DISCONTINUED OPERATIONS:
BASIC EARNINGS (LOSS) PER SHARE	$0.05	$(0.11)
DILUTED EARNINGS (LOSS) PER SHARE	$0.05	$(0.11)
NET INCOME:
BASIC EARNINGS PER SHARE	$0.56	$0.52
DILUTED EARNINGS PER SHARE	$0.56	$0.52

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2016	2015
	UNAUDITED
Net income	$22,281	$21,276
Other comprehensive income, net of tax:
Foreign currency translation adjustment	578	(14,261)
Unrealized gains (losses) on marketable securities	21	(619)
Comprehensive income	$22,880	$6,396

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2016	2015
	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,281	$21,276
Income (loss) from discontinued operations, net of income taxes	2,061	(4,379)
Income from continuing operations, net of income taxes	20,220	25,655

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,043	2,341
Stock-based compensation expense	1,429	487
Net (gain) loss on sale or disposal of assets	213	(18)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(11,552)	804
Inventories	(6,550)	(570)
Other current assets	(1,735)	(2,559)
Accounts payable	9,126	8,684
Other current liabilities and accrued expenses	(2,496)	(2,239)
Income taxes	1,692	6,238
Net cash provided by operating activities from continuing operations	12,390	38,823
Net cash used in operating activities from discontinued operations	(741)	(10,182)
Net cash provided by operating activities	11,649	28,641
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(114)	—
Proceeds from sale of marketable securities	4,471	—
Purchases of property and equipment	(1,338)	(392)
Net cash provided by (used in) investing activities from continuing operations	3,019	(392)
Net cash used in investing activities from discontinued operations	—	(29)
Net cash provided by (used in) investing activities	3,019	(421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,128	2,029
Excess tax from stock-based compensation deduction	208	289
Other financing activities	(1)	(1)
Net cash provided by financing activities from continuing operations	1,335	2,317
Net cash used in financing activities from discontinued operations	(24)	(14)
Net cash provided by financing activities	1,311	2,303
EFFECT OF CURRENCY TRANSLATION ON CASH	(489)	(2,981)
INCREASE IN CASH AND CASH EQUIVALENTS	15,490	27,542
CASH AND CASH EQUIVALENTS, beginning of period	169,720	125,285
CASH AND CASH EQUIVALENTS, end of period	185,210	152,827
Less cash and cash equivalents from discontinued operations	8,910	2,947
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$176,300	$149,880
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$55	$73
Cash paid for income taxes	1,483	1,311
Cash received for refunds of income taxes	187	17
Cash held in banks outside the United States of America	121,028	44,275
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin film for various products, such as semiconductor devices, flat panel displays, thin film renewables, architectural glass, optical coating and consumer products decorative and functional coating. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these same markets. Our power control modules provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, and material and chemical processing. Our high voltage power supplies and modules are used in applications such as semiconductor ion implantation, scanning electron microscopy, chemical analysis such as mass spectrometry and various applications using X-ray technology and electron guns for both analytical and processing applications. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments and used equipment to companies using our products. As of December 31, 2015, we discontinued the production, engineering, and sales of our Inverter product line. As such, all Inverter revenues, costs, assets and liabilities are reported in Discontinued Operations for all periods presented herein. See Note 2. Discontinued Operations.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2016, and the results of our operations and cash flows for the three months ended March 31, 2016 and 2015.
The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other financial information filed with the SEC.
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
CRITICAL ACCOUNTING POLICIES
Our accounting policies are described in our audited Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
In April 2014, the FASB issued guidance redefining discontinued operations and requiring only those disposals of components of an entity, including classifications as held for sale, that represent a strategic shift that has, or will have, a major

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect on an entity’s operations and financial results to be reported as discontinued operations. In addition, the new standard expands the disclosure requirements of discontinued operations. As of December 31, 2015, we have discontinued our inverter engineering, sales, and production and have applied this guidance to our Consolidated Financial Statements herein. See Note 2. Discontinued Operations.
In May 2014, the FASB issued guidance on revenue from contracts with customers, which implements a five step process for how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning the first quarter of 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing reporting.
In November 2015, the FASB issued guidance requiring entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet instead of separating into current and noncurrent amounts. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis. Early adoption is permitted for all companies in any interim or annual period. Advanced Energy has not determined in what period it will adopt or what adoption method it will use and is currently assessing the impact that this guidance may have on its Consolidated Financial Statements. Advanced Energy has determined that as of March 31, 2016 and December 31, 2015, the result of adoption would be the reclass of approximately $20.3 million and $20.3 million, respectively, from current assets to non-current assets. Of these, $14.3 million and $14.3 million, respectively, would have been reflected in discontinued operations.
In February 2016, the FASB issued guidance which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance also requires additional disclosures related to leasing transactions. The standard is effective for the first quarter of 2019. The adoption of this standard is not expected to have a significant impact on our condensed consolidated balance sheets, statements of operations or statements of cash flows.

NOTE 2.	DISCONTINUED OPERATIONS
The wind down of our inverter engineering, manufacturing and sales was completed in December 2015 and is reflected as “Income (loss) from discontinued operations, net of income taxes” on our Condensed Consolidated Statements of Operations for all periods presented herein.
The sale of extended inverter warranties are reflected in deferred revenue from continuing operations on our Condensed Consolidated Balance Sheets and will be reflected in Continuing operations in future periods as the deferred revenue is earned and the associated services are rendered.
The significant items included in "Income (loss) from discontinued operations, net of income taxes" are as follows:

	Three Months Ended March 31,
	2016	2015
Sales	$—	$31,608
Cost of sales*	(707)	30,962
Total operating (income) expenses (including restructuring)*	(1,427)	10,323
Operating income (loss) from discontinued operations	2,134	(9,677)
Other income*	369	196
Income (loss) from discontinued operations before income taxes	2,503	(9,481)
Provision for income taxes	442	(5,102)
Income (loss) from discontinued operations, net of income taxes	$2,061	$(4,379)

*Amount represents recovery of items previously expensed

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities of discontinued operations within the Condensed Consolidated Balance Sheets are comprised of the following:

	March 31,	December 31,
	2016	2015
Cash and cash equivalents	$8,910	$11,277
Account and other receivables, net*	10,150	16,331
Deferred income tax assets	14,294	14,294
Current assets of discontinued operations	$33,354	$41,902

Intangibles and other assets, net	$497	$1,271
Non-current assets of discontinued operations	$497	$1,271

Accounts payable and other accrued expenses	$15,408	$19,261
Accrued warranty*	11,172	11,852
Accrued restructuring*	1,623	5,368
Current liabilities of discontinued operations	$28,203	$36,481

Accrued warranty*	$26,876	$27,124
Other liabilities	186	178
Non-current liabilities of discontinued operations	$27,062	$27,302
*Any changes in the estimates which underlie these accruals and reserves will be reflected in “Income (loss) from discontinued operations, net of tax” in future periods.

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income (loss) from continuing operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Income from continuing operations before income taxes	$23,978	$32,404
Provision for income taxes	3,758	6,749
Effective tax rate	15.7%	20.8%
The effective tax rates for the three months ended March 31, 2016 and 2015 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three months ended March 31, 2016 and 2015, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Income from continuing operations, net of income taxes	$20,220	$25,655

Basic weighted-average common shares outstanding	39,814	40,740
Assumed exercise of dilutive stock options and restricted stock units	286	389
Diluted weighted-average common shares outstanding	40,100	41,129
Continuing operations:
Basic earnings per share	$0.51	$0.63
Diluted earnings per share	$0.50	$0.62
The following stock options and restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	164	164
Restricted stock units	3	—

Stock Buyback
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. Under this program, on November 6, 2015, we entered into an accelerated stock repurchase arrangement with Morgan Stanley & Co. LLC (the “Counterparty”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) to purchase $50.0 million of shares of our common stock. On November 9, 2015, we advanced $50.0 million to the Counterparty. This transaction used $39.6 million and we received 1.4 million shares of our common stock based on then-current market prices of the $50.0 million advanced, representing 79.2% of the estimated shares to be repurchased under the ASR Agreement. The initial payment was recorded as a reduction to Stockholders' equity in our Consolidated Balance Sheets as of March 31, 2016. The ASR Agreement settled on April 11, 2016. See Note 22. Subsequent Event for details on the final settlement.
All shares repurchased were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

NOTE 5.	MARKETABLE SECURITIES
Our investments with original maturities of more than three months at time of purchase are considered marketable securities available for sale.
Our marketable securities consist of commercial paper and certificates of deposit as follows (in thousands):

	March 31,		December 31,
	2016		2015
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$1,248	$1,250	$4,989	$4,995
Certificates of deposit	6,411	6,414	7,008	6,991
Total marketable securities	$7,659	$7,664	$11,997	$11,986

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maturities of our marketable securities available for sale as of March 31, 2016 are as follows:

	Earliest		Latest
Commercial paper	4/28/2016	to	4/28/2016
Certificates of deposit	4/8/2016	to	9/18/2017
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. Our current investments in marketable securities are expected to be liquidated during the next twelve months. As of March 31, 2016, we do not believe any of the underlying issuers of our marketable securities are presently at risk of default.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We attempt to mitigate these risks through the use of derivative financial instruments, primarily forward contracts. During the three months ended March 31, 2016 and 2015, we entered into foreign currency exchange forward contracts to attempt to mitigate the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they tend to offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one month periods. We did not have foreign currency exchange contracts outstanding as of March 31, 2016. At December 31, 2015 we had outstanding Euro forward contracts.
As of March 31, 2016, we did not have any foreign currency exchange contracts. The notional amount of foreign currency exchange contracts at March 31, 2015 was $13.3 million, and the difference between the fair value and the notional value of these contracts was not significant. During the three months ended March 31, 2016 and 2015, we recognized a loss of $1.0 million and a gain of $1.5 million, respectively. These losses and gains were offset by corresponding gains and losses, respectively, on the related underlying intercompany debt and both are included as a component of Other income (expense), net, in our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2016, we settled several intercompany notes and reduced our exposure to foreign exchange volatility.

NOTE 7.	ASSETS MEASURED AT FAIR VALUE
The following tables present information about our financial assets measured at fair value, on a recurring basis, as of March 31, 2016, and December 31, 2015. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of March 31, 2016, and December 31, 2015.

March 31, 2016	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$—	$1,250	$—	$1,250
Certificates of deposit	—	6,414	—	6,414
Total marketable securities	$—	$7,664	$—	$7,664

December 31, 2015	Level 1	Level 2	Level 3	Total
	(In thousands)
Commercial paper	$—	$4,995	$—	$4,995
Certificates of deposit	—	6,991	—	6,991
Total marketable securities	$—	$11,986	$—	$11,986
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three months ended March 31, 2016.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of Inventories, net of reserves, are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Parts and raw materials	$41,336	$40,578
Work in process	8,073	5,643
Finished goods	8,183	6,352
Inventories, net of reserves	$57,592	$52,573

NOTE 9.	PROPERTY AND EQUIPMENT
Details of property and equipment are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Buildings and land	$1,666	$1,623
Machinery and equipment	31,270	30,479
Computer and communication equipment	23,125	19,744
Furniture and fixtures	1,372	1,319
Vehicles	283	215
Leasehold improvements	15,378	15,173
Construction in process	58	15
	73,152	68,568
Less: Accumulated depreciation	(62,477)	(58,923)
Property and equipment, net	$10,675	$9,645
Depreciation expense, recorded in continuing operations and included in selling, general and administrative expense, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Depreciation expense	$985	$1,243

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the three months ended March 31, 2016 (in thousands):

	December 31, 2015	Effect of Changes in Exchange Rates	March 31, 2016
Consolidated	$42,729	$1,179	$43,908

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	INTANGIBLE ASSETS
Other intangible assets subject to amortization consisted of the following as of March 31, 2016 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Technology-based	$14,130	$(1,377)	$(3,145)	$9,608	10
Customer relationships	31,276	(2,558)	(6,208)	22,510	12
Trademarks and other	2,892	(276)	(1,280)	1,336	10
Total amortizable intangibles	$48,298	$(4,211)	$(10,633)	$33,454
Other intangible assets subject to amortization consisted of the following as of December 31, 2015 (in thousands, except weighted-average useful life):

	Gross Carrying Amount	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Technology-based	$14,130	$(1,535)	$(2,828)	$9,767	10
Customer relationships	31,276	(2,805)	(5,550)	22,921	12
Trademarks and other	2,892	(247)	(1,192)	1,453	10
Total amortizable intangibles	$48,298	$(4,587)	$(9,570)	$34,141
Amortization expense relating to other intangible assets included in our income from continuing operations is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization expense	$1,058	$1,098
Amortization expense related to intangibles for each of the five years 2016 (remaining) through 2020 and thereafter is as follows (in thousands):

Year Ending December 31,
2016 (remaining)	$3,212
2017	4,066
2018	4,054
2019	4,036
2020	3,378
Thereafter	14,708
$33,454
NOTE 12.OTHER ACCRUED EXPENSES
As of March 31, 2016 and December 31, 2015, Other accrued liabilities was $11.3 million and $12.3 million, respectively. No individual items in Other accrued expenses exceeded 5% of total current liabilities.

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
The following table summarizes our liabilities under the 2015 plan (in thousands):

	Balances at December 31, 2015	Costs incurred and charged to expense	Cost paid or otherwise settled	Effect of change in exchange rates	Balances at March 31, 2016
Severance and related costs	$2	$—	$(2)	$—	$—
Contract settlement costs	4	—	(4)	—	—
Total restructuring liabilities	$6	$—	$(6)	$—	$—

NOTE 14.	WARRANTIES
Provisions of our sales agreements include product warranties customary to these types of agreements, ranging from 12 months to 24 months following installation. Our provision for the estimated cost of warranties is recorded when revenue is recognized. The warranty provision is based on historical experience by product, configuration and geographic region.
We establish accruals for warranty issues that are probable to result in future costs. Changes in product warranty accruals are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balances at beginning of period	$1,633	$1,612
Increases to accruals related to sales during the period	396	184
Warranty expenditures	(279)	(230)
Effect of changes in exchange rates	—	(10)
Balances at end of period	$1,750	$1,556

NOTE 15.	PENSION LIABILITY
In connection with the HiTek acquisition on April 12, 2014, we acquired the HiTek Power Limited Pension Scheme ("HPLPS"). The HPLPS has been closed to new participants and additional accruals since 2006. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. The net amount of the pension liability on our balance sheets as of March 31, 2016 and December 31, 2015 was $17.5 million and $17.8 million, respectively, recorded in Other long-term liabilities.
The components of the net periodic pension expense for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net periodic (benefit) expense:
Expected return on plan assets	$(132)	$(163)
Interest cost	256	325
Amortization of actuarial gains and losses	87	—
Net periodic expense	$211	$162

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in Cost of sales, Research and development, and Selling, general & administrative expenses based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense	$1,429	$487
Stock Options
Stock option awards, other than awards under our 2015 Long Term Incentive Plan ("2015 LTI Plan"), are generally granted with an exercise price equal to the market price of our common stock at the date of grant, a four-year vesting schedule, and a term of 10 years.
Under our 2015 LTI Plan, we made grants of time-based options during the first quarter of 2015, which will vest annually over a three-year period. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model utilizing an expected volatility of 43.4%, a risk-free rate of 1.1%, a dividend yield of zero, and an expected term of 4.3 years. The weighted-average grant date fair value of the options is $9.53 per share.
A summary of our time based stock option activity for the three months ended March 31, 2016 is as follows (in thousands):

Shares
Options outstanding at beginning of period	543
Options granted	—
Options exercised	(90)
Options forfeited	—
Options outstanding at end of period	453
Changes in outstanding performance based stock options during the three months ended March 31, 2016 were as follows (in thousands):

Shares
Options outstanding at beginning of period	99
Options exercised	(15)
Options forfeited	—
Options outstanding at end of period	84
Restricted Stock Units
Restricted Stock Units ("RSU"), except for those under our 2015 LTI Plan and our 2016-2018 Long Term Incentive Plan ("2016-2018 LTI Plan"), are generally granted with a three- or four-year vesting schedule.
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
Under our 2016-2018 LTI Plan, we made grants of performance based and time-based awards during the first quarter of 2016. The time-based awards will vest annually over a three-year period and the performance based awards will vest over a three-year period based on the Company's achievement of non-GAAP earnings per share from continuing operations and revenue targets established by our Board of Directors at the beginning of 2016. The awards were granted with an exercise price equal to the market price of our common stock at the date of grant.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our time-based unvested RSU activity for the three months ended March 31, 2016 is as follows (in thousands):

Shares
Balance at beginning of period	174
RSUs granted	82
RSUs vested	(10)
RSUs forfeited	—
Balance at end of period	246
Changes in the unvested performance based RSUs during the three months ended March 31, 2016 were as follows (in thousands):

Shares
Balance at beginning of period	60
RSUs granted	148
RSUs vested	(60)
RSUs forfeited	—
Balance at end of period	148

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of tax, consisted of the following (in thousands):

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balances at December 31, 2015	$21	$513	$534
Current period other comprehensive income (loss)	578	21	599
Balances at March 31, 2016	$599	$534	$1,133

NOTE 18.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of March 31, 2016 is approximately $52.3 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary. Additionally, we have a commitment to fund our defined benefit obligation in the amount of $1.0 million per year through 2024. See Note 15. Pension Liability.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three months ended March 31, 2016.

NOTE 19.	RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2016 and 2015, we engaged in the following transactions with companies related to members of our Board of Directors, as described below (in thousands):

	Three Months Ended March 31,
	2016	2015
Sales to related parties	$114	$199

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three months ended March 31, 2016 and 2015, we had sales to three and two such customers, respectively, as noted above. As of March 31, 2016, we had aggregate accounts receivable from one such customer of $0.1 million. As of December 31, 2015, we had aggregate accounts receivable of $0.1 million from one customer.

NOTE 20.	SIGNIFICANT CUSTOMER INFORMATION
During the three months ended March 31, 2016, we had two customers which individually accounted for 10% or more of our sales. Sales to Applied Materials, Inc. and LAM Research were $33.8 million and $22.0 million or 32.8% and 21.4%, respectively, of total sales for the three month period. During the three months ended March 31, 2015, we had two customers individually accounting for 10% or more of our sales. Sales to Applied Materials, Inc. and LAM Research were $35.0 million and $20.4 million or 32.0% and 18.6%, respectively, of total sales during the three month period. Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar, flat panel display, and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.

NOTE 21.	CREDIT FACILITIES
In October 2012, we, along with two of our wholly-owned subsidiaries, AE Solar Energy, Inc. and Sekidenko, Inc., entered into a Credit Agreement, subsequently amended in November 2012 and August 2013, (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as agent for and on behalf of certain lenders (each a "Lender"), which provides for a secured revolving credit facility of up to $50.0 million (the "Credit Facility"), subject to a borrowing base calculation as discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. The maturity date of the Credit Facility is October 12, 2017. As of March 31, 2016, we had $14.2 million of availability on our Wells Fargo Credit Facility. As of March 31, 2016, the rate in effect was 4.25%. The Credit Agreement requires us to pay certain fees to the Lenders. During the three months ended March 31, 2016 and 2015, we expensed $0.1 million and $0.1 million, respectively, in interest and fees related to unused line of credit fees and amortization of debt issuance costs. We did not borrow against the Credit Facility during the three months ended March 31, 2016.

NOTE 22.	SUBSEQUENT EVENT

We completed our Accelerated Share Repurchase, as discussed in Note 4. Earnings Per Share, as of April 11, 2016. The final share delivery of 0.3 million shares brought our total shares repurchased to 1.7 million shares.
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
For additional information regarding factors that may affect our actual financial condition, results of operations and accuracy of our forward-looking statements, see the information under the caption "Risk Factors" in Part II Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2015. We undertake no obligation to revise or update any forward-looking statements for any reason.
BUSINESS OVERVIEW
We design, manufacture, sell and support precision power products that transform power into various usable forms. Our products enable manufacturing processes that use thin film and plasma enhanced chemical and physical processing for various products, industrial electro-thermal applications for material and chemical processes, and precision power for analytical instrumentation. We also supply thermal instrumentation products for advanced temperature control in these markets. Our network of global service support centers provides local repair and field service capability in key regions which provide upgrades and refurbishments, and used equipment to businesses that use our products.
Precision power products include:

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

•
Our high voltage products provide high voltage power supplies that are used in diverse applications including semiconductor ion implantation and scanning electron microscopy, medical equipment, and instrumentation applications such as x-ray and mass spectroscopy, as well as general electron gun sources for scientific and industrial applications.

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

Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Sales	$103,044	$109,510
Gross profit	53,460	59,099
Operating expenses	29,839	27,563
Operating (loss) income from continuing operations	23,621	31,536
Other income (expenses), net	357	868
Income from continuing operations before income taxes	23,978	32,404
Provision for income taxes	3,758	6,749
Income from continuing operations, net of income taxes	$20,220	$25,655
The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2016	2015
Sales	100.0%	100.0%
Gross profit	51.9	54.0
Operating expenses	29.0	25.2
Operating (loss) income from continuing operations	22.9	28.8
Other income (expenses), net	0.3	0.8
Income from continuing operations before income taxes	23.3	29.6
Provision for income taxes	3.6	6.2
Income from continuing operations, net of income taxes	19.7%	23.4%
SALES
The following tables summarize sales, and percentages of sales, by segment for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	% of Total Sales	2015	% of Total Sales	Increase/ (Decrease)	Percent Change

Semiconductor capital equipment market	$69,746	67.7%	$73,221	66.9%	$(3,475)	(4.7)%
Industrial precision power capital markets	16,547	16.1	20,387	18.6	(3,840)	(18.8)
Global service	16,751	16.2	15,902	14.5	849	5.3
Total sales	$103,044	100.0%	$109,510	100.0%	$(6,466)	(5.9)%
Total Sales
Overall, our sales decreased $6.5 million, or 5.9%, to $103.0 million for the three months ended March 31, 2016 from $109.5 million for the three months ended March 31, 2015 due to lower sales after a very strong Q1 2015.
In the three months ended March 31, 2016, sales to the semiconductor market decreased 4.7% to $69.7 million from $73.2 million for the three months ended March 31, 2015. Market conditions regained strength across the semiconductor market from the second half of 2015 driven by our leadership in etch applications, specifically related to advanced memory and the transition to 3DNAND, along with advances in logic technology. These investments are contributing to the substantial growth over the last several quarters. We expect current in investment levels to increase in the second quarter of 2016 as compared to current levels.
Sales in the industrial precision power capital equipment markets decreased 18.8% to $16.5 million, or 16.1% of sales, for the three months ended March 31, 2016 compared to $20.4 million, or 18.6% of sales, for the three months ended March 31, 2015 due to softness across the global industrial markets. Outside of semiconductor capital equipment, other markets we serve include solar panel, flat panel display, power control modules, data storage, architectural glass, high voltage and other industrial manufacturing markets. Our customers in these markets are primarily global and regional OEMs.
Our global service revenue increased 5.3% to $16.8 million, or 16.2% of total sales, for the three months ended March 31, 2016, compared to $15.9 million, or 14.5% of sales, for the three months ended March 31, 2015 primarily due to share gains in the semiconductor service industry.
Operating income was $23.6 million for the three months ended March 31, 2016, a decrease of $7.9 million from the same period of 2015. Lower sales volumes and higher expenses resulted in lower operating income.
Backlog
Our overall backlog was $56.5 million at March 31, 2016 as compared to $43.7 million at December 31, 2015. The increase is primarily the result of expected increased demand in connection with the anticipated rebound of the semiconductor market.
GROSS PROFIT
Our gross profit was $53.5 million, or 51.9% of sales, for the three months ended March 31, 2016, as compared to $59.1 million, or 54.0% of sales for the three months ended March 31, 2015. The quarter over quarter decrease in absolute dollars was due to lower sales volume and change in sales mix for product and service.
OPERATING EXPENSE
The following table summarizes our operating expenses as a percentage of sales for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016		2015
Research and development	$10,765	10.5%	$9,760	8.9%
Selling, general, and administrative	18,016	17.5	16,707	15.3
Amortization of intangible assets	1,058	1.0	1,098	1.0
Restructuring charges	—	—	(2)	—
Total operating expenses	$29,839	29.0%	$27,563	25.2%
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
Research and development expenses for the three months ended March 31, 2016 were $10.8 million, or 10.5% of sales, as compared to $9.8 million, or 8.9% of sales in the same period of 2015. Research and development costs were higher in 2016 largely due to investments in new programs reflecting our commitment to keep pace with our customers’ next-generation technologies.

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
Selling, general and administrative ("SG&A") expenses increased $1.3 million for three months ended March 31, 2016 as compared to the same period in 2015 primarily driven by higher sales expense as we added presence in additional geographic markets as well as higher stock compensation expense associated with our executive compensation programs and higher audit costs.
Other Income (Expenses), net
Other income (expenses), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expenses), net was a gain of $0.4 million for the three months ended March 31, 2016, as compared to a gain of $0.9 million for the three months ended March 31, 2015. The change is primarily due to the fluctuation in foreign exchange rates and the location of our cash in different countries.
Provision for Income Taxes
We recorded an income tax provision for the three months ended March 31, 2016 of $3.8 million compared to $6.7 million for the three months ended March 31, 2015, resulting in effective tax rates of 15.7% and 20.8%, respectively. The effective tax rates for the three months ended March 31, 2016 and 2015 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates.
Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.
Discontinued Operations
The significant items included in "Income (loss) from discontinued operations, net of income taxes" are as follows:

	Three Months Ended March 31,
	2016	2015
Sales	$—	$31,608
Cost of sales*	(707)	30,962
Total operating expenses (including restructuring)*	(1,427)	10,323
Operating income (loss) from discontinued operations	2,134	(9,677)
Other income*	369	196
Income (loss) from discontinued operations before income taxes	2,503	(9,481)
Provision (benefit) for income taxes	442	(5,102)
Income (loss) from discontinued operations, net of income taxes	$2,061	$(4,379)

*Amount represents recovery of items previously expensed
Non-GAAP Results
To evaluate business performance against business objectives and for planning purposes, management uses non-GAAP results. Management and our investors use this to review our business from the same perspective as management and facilitate comparisons of this period’s results with prior periods as well as comparisons of our results with other industry participants. These non-GAAP measures are not in accordance with U.S. GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. The presentation of this additional information should not be considered a substitute for results prepared in accordance with U.S. GAAP.

The non-GAAP results presented below exclude the impact of non-cash related charges, such as restructuring charges, stock-based compensation, amortization of intangible assets; acquisition-related costs; and other nonrecurring costs, as they are not indicative of future performance (in thousands):

Reconciliation of Non-GAAP measure - operating expenses and operating income, excluding certain items	Three Months Ended
	March 31,
	2016	2015
Gross Profit from continuing operations, as reported	$53,460	$59,099
Operating expenses from continuing operations, as reported	29,839	27,563
Adjustments:
Restructuring charges	—	2
Stock-based compensation	(1,429)	(487)
Amortization of intangible assets	(1,058)	(1,098)
Non-GAAP operating expenses from continuing operations	27,352	25,980
Non-GAAP operating income from continuing operations	$26,108	$33,119

Reconciliation of Non-GAAP measure - income excluding certain items	Three Months Ended
	March 31,
	2016	2015
Income from continuing operations, net of income taxes, as reported	$20,220	$25,655
Adjustments, net of tax
Restructuring charges	—	(2)
Stock-based compensation	1,205	386
Amortization of intangible assets	892	870
Non-GAAP income from continuing operations, net of income taxes	$22,317	$26,909
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
Liquidity and Capital Resources
LIQUIDITY
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, and cash generated from current operations as well as our credit facilities discussed in Note 21. Credit Facilities in ITEM 1 "Unaudited Condensed Consolidated Financial Statements."
At March 31, 2016, we had $184.0 million in cash, cash equivalents, and marketable securities and $14.2 million of availability on our Wells Fargo Credit Facility. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months. We may seek additional financing from time to time.

In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. Under this program, on November 6, 2015, we entered into an accelerated stock repurchase arrangement with Morgan Stanley & Co. LLC (the “Counterparty”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) to purchase $50.0 million of shares of our common stock. On November 9, 2015, we advanced $50.0 million to the Counterparty. This transaction used $39.6 million and we received 1.4 million shares of our common stock based on then-current market prices of the $50.0 million advanced, representing 79% of the estimated shares to be repurchased under the ASR Agreement. The initial payment was recorded as a reduction to Stockholders' equity in our Consolidated Balance Sheets as of March 31, 2016. The ASR Agreement settled on April 11, 2016. See Note 22. Subsequent Event in ITEM 1 "Unaudited Condensed Consolidated Financial Statements," for details on the final settlement.
CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities from continuing operations	$12,390	$38,823
Net cash used in operating activities from discontinued operations	(741)	(10,182)
Net cash provided by operating activities	11,649	28,641
Net cash provided by (used in) investing activities from continuing operations	3,019	(392)
Net cash used in investing activities from discontinued operations	—	(29)
Net cash provided by (used in) investing activities	3,019	(421)
Net cash provided by financing activities from continuing operations	1,335	2,317
Net cash used in financing activities from discontinued operations	(24)	(14)
Net cash provided by financing activities	1,311	2,303
EFFECT OF CURRENCY TRANSLATION ON CASH	(489)	(2,981)
INCREASE IN CASH AND CASH EQUIVALENTS	15,490	27,542
CASH AND CASH EQUIVALENTS, beginning of period	169,720	125,285
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	185,210	152,827
Less cash and cash equivalents from discontinued operations	8,910	2,947
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$176,300	$149,880
2016 CASH FLOWS COMPARED TO 2015
Net cash provided by operating activities
Net cash provided by operating activities from continuing operations for the three months ended March 31, 2016 was $11.6 million, compared to $28.6 million for the same period ended March 31, 2015. The decrease of $17.0 million in net cash flows from operating activities is the result of higher investment in inventory and higher accounts receivable due to a rebound in the semiconductor market in 2016.
Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities for the three months ended March 31, 2016 was $3.0 million, an increase of $3.4 million from the same period ended March 31, 2015. The increase was primarily driven by the maturity of several marketable securities in the three months ended March 31, 2016.
Net cash provided by financing activities
Net cash provided by financing activities in the three months ended March 31, 2016 was $1.3 million, a $1.0 million change from the cash provided by financing activities of $2.3 million in the same period of 2015. This was primarily due to the decrease in proceeds from stock options.

Effect of currency translation on cash
During the three months ended March 31, 2016, currency translation had a negative $0.5 million impact on cash compared to a negative impact of $3.0 million in the same period of 2015 primarily due to the slight recovery in the Euro year over year. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the three months ended March 31, 2016 and 2015 are as follows:

		Three Months Ended March 31,
From	To	2016	2015
CAD	USD	6.6%	(8.3)%
CHF	USD	4.3	2.3
CNY	USD	0.7	0.1
EUR	USD	4.9	(11.1)
GBP	USD	(2.5)	(4.8)
INR	USD	(0.7)	1.4
JPY	USD	6.9	(0.1)
KRW	USD	2.3	(0.9)
TWD	USD	2.1	1.2
Off Balance Sheet Arrangements
We have no off-balance sheet arrangements or variable interest entities except for our commitment to fund our defined benefit obligation in the amount of $1.0 million per year through 2024. See Note 15. Pension Liability in ITEM 1 "Unaudited Condensed Consolidated Financial Statements."
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1. Operation and Summary of Significant Accounting Policies and Estimates to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
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
As of March 31, 2016, our investments consisted primarily of commercial paper and certificates of deposit, all with maturity of less than 2 years (see Note 5. Marketable Securities in ITEM 1 "Unaudited Condensed Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by approximately $0.1 million.
We had no debt outstanding as of March 31, 2016 (see Note 21. Credit Facility in ITEM 1 "Unaudited Condensed Consolidated Financial Statements"). Assuming a full drawdown on our outstanding loan agreement subject to variable interest rates, applying our existing collateral borrowing base limit, and holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an annualized impact on pre-tax earnings and cash flows of approximately $0.5 million.
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
From time to time, we enter into foreign currency exchange rate contracts with banks to hedge against changes in foreign currency exchange rates on assets and liabilities expected to be settled at a future date. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. We attempt to mitigate our market risk applicable to foreign currency exchange rate contracts by establishing and monitoring parameters that limit the types and degree of our derivative contract instruments. We enter into derivative contract instruments for risk management purposes only. We do not enter into or issue derivatives for trading or speculative purposes.
Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens. Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a change in one or more particular exchange rates.
See the "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2015.

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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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
There have been no material developments in legal proceedings in which we are involved during the quarter ended March 31, 2016. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Our sales are primarily made on a purchase order basis, and we generally have no long-term purchase commitments from our customers, which is typical in the industries we serve. As a result, we are limited in our ability to predict the level of future sales or commitments from our current customers, which may diminish our ability to allocate labor, materials, and equipment in the manufacturing process effectively. In addition, we may purchase inventory in anticipation of sales that do not materialize, resulting in excess and obsolete inventory write-offs.
The industries in which we compete are subject to volatile and unpredictable cycles.
As a supplier to the global semiconductor, flat panel display, solar, industrial and related industries, we are subject to business cycles, the timing, length, and volatility of which can be difficult to predict. These industries historically have been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect our orders, net sales, operating expenses, and net income. In addition, we may not be able to respond adequately or quickly to the declines in demand by reducing our costs. We may be required to record significant reserves for excess and obsolete inventory as demand for our products changes.
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
Our customers continually exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base and the highly competitive markets in which we compete, we may be required to reduce our prices or extend payment terms to remain competitive. We have recently seen pricing pressure from our largest customers due in part to low-cost competition and market consolidation. We believe some of our Asian competitors benefit from local governmental funding incentives and purchasing preferences from end-user customers in their respective countries. Moreover, in order to be successful in the current competitive environment, we are required to accelerate our investment in research & development to meet time-to-market, performance and technology adoption cycle needs of our customers simply in order to compete for design wins, and if successful, receive potential purchase orders. Given such up-front investments we have to make and the competitive nature of our markets, we may not be able to reduce our expenses in an amount sufficient to offset potential margin declines or loss of business, and may not be able to meet customer product timeline expectations. The potential decrease in cash flow could materially and adversely impact our financial condition.
A significant portion of our sales and accounts receivable are concentrated among a few customers.
Our ten largest customers accounted for 66.4% of our sales for the three months ended March 31, 2016 and 64.0% of our sales for the three months ended March 31, 2015. During the three months ended March 31, 2016 and 2015, we had sales to two customers which individually accounted for over 10% of our sales. Sales to Applied Materials, Inc. and LAM Research were $33.8 million and $22.0 million or 32.8% and 21.4%, respectively, for the three months ended March 31, 2016, and $35.0 million and $20.4 million or 32.0% and 18.6%, respectively, for the three months ended March 31, 2015. Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar, flat panel display, and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.
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
Our legacy inverter products (of which we discontinued the manufacture, engineering, and sale in December 2015 and which are reflected as Discontinued Operations in this filing) contain components that may contain errors or defects and were sold with original product warranties ranging from one to ten years with an option to purchase additional warranty coverage for up to 20 years. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation.

We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in additional expenses in the line "Income (loss) from discontinued operations, net of tax” on our Consolidated Statement of Operations in future periods. We plan to continue supporting inverter customers with service maintenance and repair operations.  This includes performing service to fulfill obligations under existing service maintenance contracts. There is no certainty that these can be performed profitably and could be adversely affected by higher than anticipated product failure rates, loss of critical service technician skills, an inability to obtain service parts, customer demands and disputes and cost of repair parts, among other factors. See Note 2. Discontinued Operations in our Unaudited Condensed Consolidated Financial Statements contained herein.
Our products may suffer from defects or errors leading to damage or warranty claims.
Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. In recent years, we have experienced increased warranty costs for our legacy inverter product lines, which is reflected in discontinued operations. See Note 2. Discontinued Operations in our Unaudited Condensed Consolidated Financial Statements contained herein.
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
For example, on Oct. 5, 2015, the Organisation for Economic Co-operation and Development (OECD) issued the final report on all 15 Base Erosion and Profit Shifting “BEPS” Action Plans. According to the OECD, the current rules have created opportunities for Base Erosion and Profit Shifting, and suggest new rules whereby profits are taxed where economic activities take place and value is created. OECD comments include new or reinforced international standards as well as concrete measures to help countries tackle BEPS. Among the highlights of the OECD Final Reports are the new transfer pricing approach and reinforced international standards on tax treaties, the setting of minimum standards on harmful tax practices, treaty abuse, country-by-country reporting and dispute resolution, action items requiring national legislation particularly in hybrid mismatches and interest restriction, and analytical reports with recommendations concerning digital economy and multilateral instruments. If countries in which we operate adopt the OECD recommendations as outlined in the BEPS Action Plans, it is uncertain to what extent the changes could impact the company.

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
Our power products for the semiconductor industry are manufactured in Shenzhen, PRC. Our high voltage products are manufactured in Ronkonkoma, New York Littlehampton, United Kingdom and Shenzhen, PRC. Our thermal instrumentation products that are used in the semiconductor industry are manufactured in Vancouver, Washington. Each facility is under operating lease and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities which could result in labor or supply chain risks. For instance, our Shenzhen, PRC manufacturing facility currently has a  lease which expires in July 2017 that we are actively working on and expect to extend. Each facility manufactures different products, and therefore, is not interchangeable. Natural or other uncontrollable occurrences at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. Our losses from any such occurrence could significantly affect our operations and results of operations for a prolonged period of time.
Our restructuring and other cost-reduction efforts in prior years have included transitioning manufacturing operations to our facility in Shenzhen from other manufacturing facilities, such as Fort Collins, Colorado and Littlehampton, United Kingdom, which renders us increasingly reliant upon our Shenzhen facility. A disruption in manufacturing at our Shenzhen facility, from whatever cause, could have a significantly adverse effect on our ability to fulfill customer orders, our ability to maintain customer relationships, our costs to manufacture our products and, as a result, our results of operations and financial condition.
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
A significant portion of our operations outside the United States are located in the PRC, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in customs regulations, changes in tax policies, changes in PRC laws and regulations, possible expropriation or other PRC government actions, and unsettled political conditions including potential changes in U.S. policy regarding overseas manufacturing. These factors may have a material adverse effect on our operations, business, results of operations, and financial condition. Please see "We are exposed to risks associated with worldwide financial markets and the global economy" risk factor above.
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
The nature of our manufacturing is evolving as we continue to grow by acquisition. Historically, our principal manufacturing location was in China; however, we have also added specialized manufacturing at our Littlehampton, United Kingdom and Ronkonkoma, New York facilities. From time to time we may migrate manufacturing of specific products between facilities or to third party manufacturers. If we do not successfully coordinate the timely manufacturing and distribution of our products during this time, we may have insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs.
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
We place orders with many of our suppliers based on our customers’ quarterly forecasts and our annual forecasts. These forecasts are based on our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. Orders with our suppliers cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. See Note 18. Commitments and Contingencies in our Unaudited Condensed Consolidated Financial Statements contained herein for more information on our commitments. If demand for our products does not continue at current levels, we might not be able to use all of the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain sufficient raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand.
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
We currently have unfunded obligations in the HiTek Power pension plan. The extent of future contributions to the pension plan depends heavily on market factors such as the discount rate used to calculate our future obligations and the actual return on plan assets which enable future payments. We estimate future contributions to the plan using assumptions with respect to these and other items. While we are obligated to contribute $1.0 million per year through 2024 and our management believes that these assumptions are appropriate, changes to those assumptions could have a significant effect on future contributions. Additionally, a material deterioration in the funded status of the plan could increase pension expenses and reduce our profitability. See Note 15.

Pension Liability in our Unaudited Condensed Consolidated Financial Statements and Off Balance Sheet Arrangements in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contained herein.
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
Sales to our customers outside the United States were approximately 32.2% and 34.2% of our total sales for the three months ended March 31, 2016 and 2015. The recent acquisitions of the power controls modules, and high voltage product lines have increased our presence in international locations. India is becoming a focus of possible expansion for sales, research and development, and manufacturing. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

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

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $12.7 million in accounts receivable from foreign customers as of March 31, 2016; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
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
The PRC government is continually pressured by its trading partners to allow its currency to float in a manner similar to other major currencies. In August 2015, China’s currency devalued by a cumulative 4.4% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that amount. However, the devaluation negatively impacts U.S. businesses that trade with China because it puts them at a cost disadvantage. Any change in the value of the Chinese yuan may impact our ability to control the cost of our products in the world market. Specifically, the decision by the PRC government to allow the yuan to begin to float against the United States dollar could significantly increase the labor and other costs incurred in the operation of our Shenzhen facility and the cost of raw materials, parts, components, and subassemblies that we source in the PRC, thereby having a material and adverse effect on our financial condition and results of operations.
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
We currently have $43.9 million of goodwill and $33.5 million in intangible assets at March 31, 2016. We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. On August 22, 2012, under the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We have to perform sufficient due diligence to determine whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we incur costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
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
A breach of any of these covenants or a material adverse change to our business could result in a default under the credit agreement. Upon the occurrence of an event of default under our credit agreement, our lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. Please see Note 21. Credit Facility in our Unaudited Condensed Consolidated Financial Statements contained herein for more information on our credit facility.
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

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	May 5, 2016	/s/ Thomas Liguori
Thomas Liguori
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.