Form 10-Q
period 2016-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2016-08-04
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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

As of July 31, 2016 there were 39,675,972 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$209,273	$158,443
Marketable securities	5,784	11,986
Accounts receivable, net of allowances of $8,936 and $8,739, respectively	66,162	54,959
Inventories	57,227	52,573
Deferred income tax assets	6,027	6,004
Income taxes receivable	1,875	9,040
Other current assets	8,978	7,868
Current assets of discontinued operations	31,517	41,902
Total current assets	386,843	342,775
Deposits and other assets	1,678	1,729
Property and equipment, net	11,167	9,645
Goodwill	43,342	42,729
Intangible assets, net	31,408	34,141
Deferred income tax assets	30,231	30,398
Non-current assets of discontinued operations	285	1,271
TOTAL ASSETS	$504,954	$462,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,951	$27,246
Income taxes payable	8,611	13,972
Accrued payroll and employee benefits	8,289	9,175
Customer deposits	6,472	3,319
Other accrued expenses	13,435	13,891
Current liabilities of discontinued operations	24,910	36,481
Total current liabilities	98,668	104,084
Deferred income tax liabilities	1,213	1,181
Uncertain tax positions	3,976	2,086
Long term deferred revenue	41,555	45,584
Other long-term liabilities	17,626	18,871
Non-current liabilities of discontinued operations	20,104	27,302
Total liabilities	183,142	199,108
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,676 and 39,756
issued and outstanding, respectively	40	40
Additional paid-in capital	200,267	195,096
Retained earnings	120,722	67,910
Accumulated other comprehensive income	783	534
Total stockholders’ equity	321,812	263,580
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$504,954	$462,688
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales:
Product	$100,752	$91,424	$187,045	$185,032
Services	18,013	17,230	34,764	33,132
Total sales	118,765	108,654	221,809	218,164
Cost of sales:
Product	47,334	43,778	88,149	86,070
Services	9,385	8,327	18,154	16,446
Total cost of sales	56,719	52,105	106,303	102,516
Gross profit	62,046	56,549	115,506	115,648
Operating expenses:
Research and development	11,266	9,984	22,031	19,744
Selling, general and administrative	19,377	16,684	37,393	33,391
Amortization of intangible assets	1,074	1,102	2,132	2,200
Restructuring benefit	—	—	—	(2)
Total operating expenses	31,717	27,770	61,556	55,333
Operating income	30,329	28,779	53,950	60,315
Other income, net	836	301	1,193	1,169
Income from continuing operations before income taxes	31,165	29,080	55,143	61,484
Provision for income taxes	3,911	6,056	7,669	12,805
Income from continuing operations	27,254	23,024	47,474	48,679
Income (loss) from discontinued operations, net of income taxes	3,277	(255,483)	5,338	(259,862)
Net income (loss)	$30,531	$(232,459)	$52,812	$(211,183)

Basic weighted-average common shares outstanding	39,672	40,946	39,750	40,843
Diluted weighted-average common shares outstanding	39,969	41,253	40,046	41,192

Earnings (loss) per share:
Continuing operations:
Basic earnings per share	$0.69	$0.56	$1.19	$1.19
Diluted earnings per share	$0.68	$0.56	$1.19	$1.18
Discontinued operations:
Basic earnings (loss) per share	$0.08	$(6.24)	$0.13	$(6.36)
Diluted earnings (loss) per share	$0.08	$(6.24)	$0.13	$(6.36)
Net income:
Basic earnings (loss) per share	$0.77	$(5.68)	$1.33	$(5.17)
Diluted earnings (loss) per share	$0.76	$(5.68)	$1.32	$(5.17)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$30,531	$(232,459)	$52,812	$(211,183)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(35)	6,547	263	(7,713)
Unrealized losses on marketable securities	(314)	(5)	(14)	(624)
Comprehensive income (loss)	$30,182	$(225,917)	$53,061	$(219,520)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$52,812	$(211,183)
Income (loss) from discontinued operations, net of income taxes	5,338	(259,862)
Income from continuing operations, net of income taxes	47,474	48,679

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,045	4,632
Stock-based compensation expense	2,998	1,180
Net (gain) loss on sale or disposal of assets	213	(18)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(10,743)	11,583
Inventories	(6,632)	11,502
Other current assets	(818)	(2,246)
Accounts payable	9,616	3,554
Other current liabilities and accrued expenses	(172)	(2,985)
Income taxes	1,551	9,630
Net cash provided by operating activities from continuing operations	47,532	85,511
Net cash used in operating activities from discontinued operations	(4,563)	(31,717)
Net cash provided by operating activities	42,969	53,794
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(745)	(24,183)
Proceeds from sale of marketable securities	6,921	13,731
Purchases of property and equipment	(2,865)	(1,623)
Net cash provided by (used in) investing activities from continuing operations	3,311	(12,075)
Net cash used in investing activities from discontinued operations	—	(32)
Net cash provided by (used in) investing activities	3,311	(12,107)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,621	3,056
Excess tax from stock-based compensation deduction	552	509
Other financing activities	(2)	(2)
Net cash provided by financing activities from continuing operations	2,171	3,563
Net cash used in financing activities from discontinued operations	(24)	(14)
Net cash provided by financing activities	2,147	3,549
Effect of currency translation on cash	(729)	(858)
Increase in cash and cash equivalents	47,698	44,378
CASH AND CASH EQUIVALENTS, beginning of period	169,720	125,285
CASH AND CASH EQUIVALENTS, end of period	217,418	169,663
Less cash and cash equivalents from discontinued operations	8,145	6,135
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$209,273	$163,528
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$105	$125
Cash paid for income taxes	3,818	5,098
Cash received for refunds of income taxes	315	4,843
Cash held in banks outside the United States of America	140,556	74,713
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin film for various products, such as semiconductor devices, flat panel displays, thin film renewables, architectural glass, optical coating and consumer products decorative and functional coating. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these same markets. Our power control modules provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, and material and chemical processing. Our high voltage power supplies and modules are used in applications such as semiconductor ion implantation, scanning electron microscopy, chemical analysis such as mass spectrometry and various applications using X-ray technology and electron guns for both analytical and processing applications. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments and sales of used equipment to companies using our products. As of December 31, 2015, we discontinued the production, engineering, and sales of our Inverter product line. As such, all Inverter revenues, costs, assets and liabilities are reported in Discontinued Operations for all periods presented herein. See Note 2. Discontinued Operations.
In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2016, and the results of our operations and cash flows for the three and six months ended June 30, 2016 and 2015.
The Unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other financial information filed with the SEC.
ESTIMATES AND ASSUMPTIONS
The preparation of our Unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the significant estimates, assumptions, and judgments when accounting for items and matters such as allowances for doubtful accounts, excess and obsolete inventory, warranty reserves, acquisitions, asset valuations, goodwill, asset life, depreciation, amortization, recoverability of assets, impairments, deferred revenue, stock option and restricted stock grants, taxes, and other provisions are reasonable, based upon information available at the time they are made. Actual results may differ from these estimates.
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
In May 2014, the FASB issued guidance on revenue from contracts with customers, which implements a five step process for how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us in the first quarter of 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing reporting.
In November 2015, the FASB issued guidance requiring entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet instead of separating into current and noncurrent amounts. This guidance is effective for the first quarter of 2017. Early adoption is permitted for all companies in any interim or annual period. We are not planning on early adoption. Based on our current assessment, we have determined that as of June 30, 2016 and June 30, 2015, the result of adoption would be the reclass of approximately $20.3 million and $20.3 million, respectively, from current assets to non-current assets. Of these amounts, $14.3 million and $14.3 million, respectively, would have been reflected in discontinued operations.
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

NOTE 2.	DISCONTINUED OPERATIONS
In December 2015, we completed the wind down of our inverter engineering, manufacturing and sales product line (the "inverter business"). Accordingly, the results of our inverter business has been reflected as “Income (loss) from discontinued operations, net of income taxes” on our Unaudited Condensed Consolidated Statements of Operations for all periods presented herein.
The effect of our sales of extended inverter warranties to our customers continues to be reflected in deferred revenue in our Unaudited Condensed Consolidated Balance Sheets. Deferred revenue for extended inverter warranties and the associated costs of warranty service will be reflected in Sales and Cost of goods sold, respectively, from continuing operations in future periods in our Consolidated Statement of Operations, as the deferred revenue is earned and the associated services are rendered. Extended warranties related to the inverter product line are no longer offered.
The items included in "Income (loss) from discontinued operations, net of income taxes" are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$—	$28,137	$—	$59,745
Cost of sales	(1,716)	44,408	(2,423)	75,370
Total operating (income) expenses (including restructuring)	(859)	197,109	(2,286)	207,432
Operating income (loss) from discontinued operations	2,575	(213,380)	4,709	(223,057)
Other (loss) income	(30)	(147)	339	49
Income (loss) from discontinued operations before income taxes	2,545	(213,527)	5,048	(223,008)
(Benefit) provision for income taxes	(732)	41,956	(290)	36,854
Income (loss) from discontinued operations, net of income taxes	$3,277	$(255,483)	$5,338	$(259,862)

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Assets and Liabilities of discontinued operations within the Condensed Consolidated Balance Sheets are comprised of the following:

	June 30,	December 31,
	2016	2015
Cash and cash equivalents	$8,145	$11,277
Accounts and other receivables, net	9,078	16,331
Deferred income tax assets	14,294	14,294
Current assets of discontinued operations	$31,517	$41,902

Intangibles and other assets, net	$285	$1,271
Non-current assets of discontinued operations	$285	$1,271

Accounts payable and other accrued expenses	$11,029	$19,261
Accrued warranty	13,007	11,852
Accrued restructuring	874	5,368
Current liabilities of discontinued operations	$24,910	$36,481

Accrued warranty	$19,923	$27,124
Other liabilities	181	178
Non-current liabilities of discontinued operations	$20,104	$27,302

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations before income taxes	$31,165	$29,080	$55,143	$61,484
Provision for income taxes	3,911	6,056	7,669	12,805
Effective tax rate	12.5%	20.8%	13.9%	20.8%
The effective tax rates for the six months ended June 30, 2016 and 2015 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three and six months ended June 30, 2016 and 2015, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

NOTE 4.	EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of our diluted EPS is similar to the computation of our basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if our outstanding stock options and restricted stock units had been converted to common shares, and if such assumed conversion is dilutive.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations, net of income taxes	$27,254	$23,024	$47,474	$48,679

Basic weighted-average common shares outstanding	39,672	40,946	39,750	40,843
Assumed exercise of dilutive stock options and restricted stock units	297	307	296	349
Diluted weighted-average common shares outstanding	39,969	41,253	40,046	41,192
Continuing operations:
Basic earnings per share	$0.69	$0.56	$1.19	$1.19
Diluted earnings per share	$0.68	$0.56	$1.19	$1.18
The following stock options and restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	—	169	—	140
Restricted stock units	1	—	5	—

Stock Buyback
In September 2015 our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. As of July 31, 2016, we have $100 million remaining available for the repurchase of shares. In November 2015 we entered into an accelerated stock repurchase arrangement with Morgan Stanley & Co. LLC (the “Counterparty”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) to purchase $50.0 million of shares of our common stock in the open market. In accordance with the ASR Agreement, we paid $50.0 million at the beginning of the contact and received an initial delivery of 1.4 million shares of our common stock. In April 2016, we received a final delivery of 0.3 million shares of our common stock. A total of 1.7 million shares of our common stock was repurchased under the ASR Agreement at an average price of $28.99 per share. We retired the shares repurchased under the ASR Agreement and have therefore recognized the $50.0 million share repurchase as a reduction to Stockholders Equity.

NOTE 5.	MARKETABLE SECURITIES AND ASSETS MEASURED AT FAIR VALUE
Our investments with original maturities of more than three months at time of purchase and that are intended to be held for no more than 12 months, are considered marketable securities available for sale.
Our marketable securities consist of commercial paper and certificates of deposit as follows:

	June 30,		December 31,
	2016		2015
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$—	$—	$4,989	$4,995
Certificates of deposit	5,777	5,784	7,008	6,991
Total marketable securities	$5,777	$5,784	$11,997	$11,986

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The maturities of our marketable securities available for sale as of June 30, 2016 are as follows:

	Earliest		Latest
Certificates of deposit	7/28/2016	to	9/18/2017
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of June 30, 2016, we do not believe any of the underlying issuers of our marketable securities are at risk of default.
The following tables present information about our marketable securities measured at fair value, on a recurring basis, as of June 30, 2016 and December 31, 2015. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of June 30, 2016 and December 31, 2015.

June 30, 2016	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$5,784	$—	$5,784
Total marketable securities	$—	$5,784	$—	$5,784

December 31, 2015	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$4,995	$—	$4,995
Certificates of deposit	—	6,991	—	6,991
Total marketable securities	$—	$11,986	$—	$11,986
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three and six months ended June 30, 2016.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We attempt to mitigate these risks through the use of derivative financial instruments, primarily forward currency exchange rate contracts. During the three and six months ended June 30, 2016 and 2015, we entered into currency exchange rate forward contracts to attempt to mitigate the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they tend to offset the fluctuations of our intercompany debt due to foreign currency exchange rate changes. These forward contracts are typically for one month periods. We did not have any currency exchange rate contracts outstanding as of June 30, 2016. At December 31, 2015 we had outstanding Euro forward contracts.
During the three and six months ended June 30, 2016 and 2015 the gains and losses recorded related to the foreign currency exchange contracts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency gain (loss) from foreign currency exchange contracts	$433	$339	$(569)	$1,887
These gains and losses were offset by corresponding gains and losses on the revaluation of the underlying intercompany debt and both are included as a component of Other income, net, in our Unaudited Condensed Consolidated Statements of Operations.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 7.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of Inventories are as follows:

	June 30,	December 31,
	2016	2015
Parts and raw materials	$41,459	$40,578
Work in process	7,073	5,643
Finished goods	8,695	6,352
Inventories	$57,227	$52,573

NOTE 8.	PROPERTY AND EQUIPMENT
Property and equipment are as follows:

	June 30,	December 31,
	2016	2015
Buildings and land	$1,655	$1,623
Machinery and equipment	31,958	30,479
Computer and communication equipment	23,608	19,744
Furniture and fixtures	1,346	1,319
Vehicles	283	215
Leasehold improvements	15,361	15,173
Construction in process	58	15
	74,269	68,568
Less: Accumulated depreciation	(63,102)	(58,923)
Property and equipment, net	$11,167	$9,645
Depreciation expense, recorded in continuing operations and included in selling, general and administrative expense, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation expense	$928	$1,189	$1,913	$2,432

NOTE 9.	GOODWILL
The following summarizes the changes in goodwill during the six months ended June 30, 2016:

	June 30, 2016	Effect of Changes in Exchange Rates	December 31, 2015
Goodwill	$43,342	$613	$42,729

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 10.	INTANGIBLE ASSETS
Other intangible assets subject to amortization consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Gross Carrying Amount	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Technology-based	$14,130	$(1,670)	$(3,466)	$8,994	10
Customer relationships	31,276	(3,155)	(6,874)	21,247	12
Trademarks and other	2,892	(356)	(1,369)	1,167	10
Total amortizable intangibles	$48,298	$(5,181)	$(11,709)	$31,408

	December 31, 2015
	Gross Carrying Amount	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Technology-based	$14,130	$(1,535)	$(2,828)	$9,767	10
Customer relationships	31,276	(2,805)	(5,550)	22,921	12
Trademarks and other	2,892	(247)	(1,192)	1,453	10
Total amortizable intangibles	$48,298	$(4,587)	$(9,570)	$34,141
Amortization expense relating to other intangible assets included in our income from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense	$1,074	$1,102	$2,132	$2,200
Amortization expense related to intangibles for each of the five years 2016 (remaining) through 2020 and thereafter is as follows:

Year Ending December 31,
2016 (remaining)	$2,074
2017	3,956
2018	3,943
2019	3,926
2020	3,283
Thereafter	14,226
$31,408

NOTE 11.	WARRANTIES
Provisions of our sales agreements include customary product warranties, ranging from 12 months to 24 months following installation. The estimated cost of warranties is recorded when revenue is recognized and is based upon historical experience by product, configuration and geographic region.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

We establish accruals for our warranty obligations that are probable to result in future costs. The warranty accrual is included in our Other accrued expenses in our balance sheet. Changes in our product warranty accrual is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balances at beginning of period	$1,750	$1,556	$1,633	$1,612
Increases to accruals related to sales during the period	541	255	937	439
Warranty expenditures	(335)	(346)	(614)	(576)
Effect of changes in currency exchange rates	(23)	11	(23)	1
Balances at end of period	$1,933	$1,476	$1,933	$1,476

NOTE 12.	PENSION LIABILITY
In connection with the HiTek acquisition on April 12, 2014, we acquired the HiTek Power Limited Pension Scheme ("HPLPS"). The HPLPS has been closed to new participants and additional accruals since 2006. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We have committed to fund our defined benefit obligation of HPLPS approximately $1.0 million per year through 2024.
The net pension liability is included in Other long-term liabilities in our balance sheet as follows:

	June 30,	December 31,
	2016	2015
Pension liability	$16,342	$17,789
The components of the net periodic pension expense for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net periodic (benefit) expense:
Expected return on plan assets	$(132)	$(165)	$(264)	$(328)
Interest cost	256	329	512	654
Amortization of actuarial gains and losses	88	—	175	—
Net periodic expense	$212	$164	$423	$326

NOTE 13.	STOCK-BASED COMPENSATION
We have reserved a total of 2.8 million shares of Advanced Energy’s common stock for issuance under the 2008 Omnibus Incentive Plan. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under this Plan may be issued as performance based to align compensation awards to the attainment of annual or long-term performance goals. As of June 30, 2106, there were 1.9 million shares available for grant under the 2008 Omnibus Incentive Plan.
Stock option awards are granted with an exercise price equal to the market price of our stock at the date of grant and have either a time based vesting schedule of three or four-years, or a performance based vesting schedule based upon achievement of organizational performance goals over a three year period, and a term of 10 years. The fair value of each award was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Restricted stock units (“RSU’s”) are granted with either a time based vesting schedule of three or four-years, or a performance based vesting schedule based upon achievement of organizational performance goals over a three year period. The fair value of each RSU is determined based upon the closing fair market value of our common stock on the grant date.
We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense	$1,569	$693	$2,998	$1,180
A summary of activity for stock option awards during the three and six months ended June 30, 2016 is as follows:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Options	Weighted-Average Exercise Price per Share	Number of Options	Weighted-Average Exercise Price per Share
Options outstanding at beginning of period	537	$17.54	642	$17.10
Options granted	—	—	—	—
Options exercised	(30)	17.85	(135)	15.55
Options forfeited	(12)	26.32	(12)	26.32
Options outstanding at end of period	495	$17.30	495	$17.30
The assumptions in the following table were used to determine fair value of options granted using the Black-Scholes-Merton option valuation model.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (years)	n/a	4.3 years	n/a	4.3 years
Estimated volatility	n/a	42.0%	n/a	43.0%
Estimated dividend yield	n/a	—%	n/a	—%
Risk-free interest rate	n/a	1.4%	n/a	1.1% - 1.4%
The expected term represents the period of time the stock options awarded are expected to be outstanding, based upon the historical experience of the plan participants. Expected volatility is based on the historical volatility using daily stock price observations. The estimated dividend yield is based on historical dividend practice and the market value of our common stock. The risk-free rate is based on the U.S. treasury yield curve, for periods within the contractual life of the stock option at the time of award.
A summary of activity for RSU awards for the three and six months ended June 30, 2016 is as follows:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Options	Average Weighted Grant Date Fair Value	Number of Options	Average Weighted Grant Date Fair Value
Balance at beginning of period	393	$27.49	233	$26.10
RSUs granted	57	34.77	287	29.76
RSUs vested	(80)	25.93	(150)	26.07
RSUs forfeited	(17)	28.21	(17)	28.21
Balance at end of period	353	$28.98	353	$28.98

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 14.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of June 30, 2016 is approximately $51.3 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and six months ended June 30, 2016.

NOTE 15.	RELATED PARTY TRANSACTIONS
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. Sales to our related party customers for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales to related parties	$109	$112	$223	$311
Number of related party customers	3	1	3	2
Our accounts receivable balance from related party customers with outstanding balances as of June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
	2016	2015
Accounts receivable from related parties	$9	$83
Number of related party customers	2	1

NOTE 16.	SIGNIFICANT CUSTOMER INFORMATION
The following tables summarize sales, and percentages of sales, by customers which individually accounted for 10% or more of sales for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	% of Total Sales	2015	% of Total Sales
Applied Materials, Inc.	$39,032	32.9%	$28,719	26.4%
LAM Research	27,237	22.9%	24,535	22.6%

	Six Months Ended June 30,
	2016	% of Total Sales	2015	% of Total Sales
Applied Materials, Inc.	$72,804	32.8%	$63,764	29.2%
LAM Research	49,203	22.2%	44,961	20.6%
The following table summarize the accounts receivable balances, and percentages of the total accounts receivables, for customers which individually accounted for 10% or more of accounts receivables as of June 30, 2016 and December 31, 2015:

	June 30,		December 31,
	2016		2015
Applied Materials, Inc.	$24,580	37.2%	$17,147	31.2%
LAM Research	16,522	25.0%	7,321	13.3%

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar and flat panel display. No other customer accounted for 10% or more of our sales or accounts receivable balances during these periods.

NOTE 17.	CREDIT FACILITIES
In October 2012, we, along with two of our wholly-owned subsidiaries, AE Solar Energy, Inc. and Sekidenko, Inc., entered into a Credit Agreement, subsequently amended in November 2012 and August 2013, (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as agent for and on behalf of certain lenders (each a "Lender"), which provides for a secured revolving credit facility of up to $50.0 million (the "Credit Facility"), subject to a borrowing base calculation as discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. The maturity date of the Credit Facility is October 12, 2017. As of June 30, 2016, we had $15.5 million of availability on our Wells Fargo Credit Facility. As of June 30, 2016, the rate in effect was 4.25%. The Credit Agreement requires us to pay certain fees to the Lenders. During the six months ended June 30, 2016 and 2015, we expensed $0.2 million and $0.2 million, respectively, in interest and fees related to unused line of credit fees and amortization of debt issuance costs. We did not borrow against the Credit Facility during the six months ended June 30, 2016.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note on Forward-Looking Statements
The following discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report that are not historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. The inclusion of words such as "anticipate," "expect," "estimate," "can," "may," "might," "continue," "enables," "plan," "intend," "should," "could," "would," "likely," "potential," or "believe," as well as statements that events or circumstances "will" occur or continue, indicate forward-looking statements. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements and readers are cautioned not to place undue reliance on forward-looking statements.
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
BUSINESS OVERVIEW
We design, manufacture, sell and support precision power products that transform power into various usable forms. Our power conversion products refine, modify and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our products enable thin film manufacturing processes such as plasma enhanced chemical and physical deposition and etch for various semiconductor and industrial products, industrial thermal applications for material and chemical processes, and specialty power for critical industrial applications. We also supply thermal instrumentation products for advanced temperature control in these markets. Our network of global service support centers provides local repair and field service capability in key regions which provide upgrades and refurbishment services, and sales of used equipment to businesses that use our products. The markets we serve include:

•
Semiconductor capital equipment market - Customers in the semiconductor capital equipment market incorporate our products into equipment that make integrated circuits. Our power conversion systems provide the energy to enable thin film processes, such as deposition and etch, and high voltage applications such as ion implant. Our thermal instrumentation products measure the temperature of the processed substrate or the process chamber. Our remote plasma sources deliver ionized gases for reactive chemical processes used in cleaning, surface treatment, and gas abatement. Precise control over the energy delivered to plasma-based processes enables the production of integrated circuits with reduced feature sizes and increased speed and performance.

•	Industrial power capital market - Our industrial power capital market is comprised of products for Thin Films Industrial Power and Specialty Power applications.

◦	Thin Films Industrial Power applications include glass coating, flat panel displays, solar cell manufacturing, and similar thin film manufacturing, including data storage, hard and optical coating.

◦
Specialty Power applications include power control modules for glass manufacturing, metal fabrication and treatment, and material and chemical processing. Our high voltage industrial applications include scanning electron microscopy, medical equipment, and instrumentation applications such as x-ray and mass spectroscopy, as well as general electron gun sources for scientific and industrial applications.

The analysis presented below is organized to provide the information we believe will be helpful for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report, including the notes thereto. Also included in the following analysis are measures that are not in accordance with U.S. GAAP. A reconciliation of the non-GAAP measures to U.S. GAAP is provided below.
Results of Continuing Operations
The following table sets forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Sales	$118,765	100.0%	$108,654	100.0%	$221,809	100.0%	$218,164	100.0%
Gross profit	62,046	52.2	56,549	52.0	115,506	52.1	115,648	53.0
Operating expenses	31,717	26.7	27,770	25.6	61,556	27.8	55,333	25.4
Operating income from continuing operations	30,329	25.5	28,779	26.4	53,950	24.3	60,315	27.6
Other income, net	836	0.7	301	0.3	1,193	0.5	1,169	0.5
Income from continuing operations before income taxes	31,165	26.2	29,080	26.7	55,143	24.8	61,484	28.1
Provision for income taxes	3,911	3.3	6,056	5.6	7,669	3.5	12,805	5.9
Income from continuing operations, net of income taxes	$27,254	22.9%	$23,024	21.1%	$47,474	21.3%	$48,679	22.2%
SALES
The following tables set forth sales, and percentage of sales, by product group for the three and six months ended June 30, 2016 and 2015 :

	Three Months Ended June 30,
	2016	% of Total Sales	2015	% of Total Sales	Increase/ (Decrease)	Percent Change

Semiconductor capital equipment market	$78,583	66.2%	$70,167	64.6%	$8,416	12.0%
Industrial power capital markets	22,169	18.7	21,257	19.5	912	4.3
Global service	18,013	15.1	17,230	15.9	783	4.5
Total sales	$118,765	100.0%	$108,654	100.0%	$10,111	9.3%

	Six Months Ended June 30,
	2016	% of Total Sales	2015	% of Total Sales	Increase/ (Decrease)	Percent Change

Semiconductor capital equipment market	$148,329	66.9%	$143,388	65.7%	$4,941	3.4%
Industrial power capital markets	38,716	17.4	41,644	19.1	(2,928)	(7.0)
Global service	34,764	15.7	33,132	15.2	1,632	4.9
Total sales	$221,809	100.0%	$218,164	100.0%	$3,645	1.7%
Total Sales
Sales increased $10.1 million, or 9.3%, to $118.8 million for the three months ended June 30, 2016 from $108.7 million for the three months ended June 30, 2015. Sales for the six months ended June 30, 2016 increased $3.6 million, or 1.7%, to $221.8 million from $218.2 million for the six months ended June 30, 2015. The increase in sales for both periods was driven primarily by increased sales in the semiconductor market.
Sales in the semiconductor market increased $8.4 million, or 12.0% for the three months ending June 30, 2016 as compared to the same period in 2015 and increased $8.8 million, or 12.7% as compared to the three months ending March 31, 2016. Semiconductor market sales for the six months ending June 30, 2016 increased $4.9 million or 3.4% as compared to the same period in 2015. Our growth in the semiconductor market has been fueled by our leadership in etch applications, specifically related to advanced memory and transition to 3DNAND, along with advances in logic technology. Sales growth in each of the periods is driven primarily by recent program wins which have moved into production and delivery.
Sales in the industrial power capital equipment markets increased $0.9 million, or 4.3% for the three months ended June 30, 2016 as compared to the same period in 2015 and increased $5.6 million, or 34.0%, as compared to the three months ending March 31, 2016. For the six months ended June 30, 2016 sales decreased $2.9 million or 7.0% as compared to the same period in 2015. The industrial markets we serve include solar panel, flat panel display, power control modules, data storage, architectural glass, high voltage and other industrial manufacturing markets. Our customers in these markets are primarily global and regional original equipment manufacturers.
Sales in our global service increased $0.8 million, or 4.5%, for the three months ended June 30, 2016 as compared to the same period in 2015 and increased $1.3 million, or 7.5%, as compared to March 31, 2016. Global service sales for the six months ending June 30, 2016 increased $1.6 million, or 4.9% of sales. Increases in both periods were primarily due to share gains in the semiconductor service industry.
Backlog
Our backlog was $54.3 million at June 30, 2016 as compared to $43.7 million at December 31, 2015. Backlog remains strong primarily due to increased demand in the semiconductor market.
GROSS PROFIT
For the three months ended June 30, 2016, gross profit was $62.0 million, or 52.2% of sales as compared to gross profit of $56.5 million, or 52.0% of sales, for the same period in 2015. Gross profit for the six month period ending June 30, 2016 was $115.5 million, or 52.1% of sales, as compared to gross profit of $115.6 million, or 53.0% of sales, for the same period in 2015.
OPERATING EXPENSE
Operating expenses increased to $31.7 million, or 26.7% of sales, for the three months ending June 30, 2016 from $27.8 million, or 25.6% of sales for the same period in 2015. Operating expenses increased to $61.6 million, or 27.8% of sales, for the six months ending June 30, 2016 from $55.3 million or 25.4% of sales for the same period in 2015.

The following table summarizes our operating expenses as a percentage of sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Research and development	$11,266	9.5%	$9,984	9.2%	$22,031	9.9%	$19,744	9.1%
Selling, general, and administrative	19,377	16.3	16,684	15.4	37,393	16.9	33,391	15.3
Amortization of intangible assets	1,074	0.9	1,102	1.0	2,132	1.0	2,200	1.0
Restructuring charges	—	—	—	—	—	—	(2)	—
Total operating expenses	$31,717	26.7%	$27,770	25.6%	$61,556	27.8%	$55,333	25.4%
Research and Development
We perform research and development of products for new or emerging applications, technological changes to provide higher performance, lower cost, or other attributes that we may expect to advance our customers’ products. We believe that continued development of technological applications, as well as enhancements to existing products to support customer requirements, are critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue.
Research and development expenses increased $1.3 million to $11.3 million, or 9.5% of sales, for the three months ended June 30, 2016 from $10.0 million, or 9.2% of sales, in the same period in 2015. Research and development expenses increased $2.3 million to $22.0 million, or 9.9% of sales, for the six months ending June 30, 2016 from $19.7 million, or 9.1% of sales, for the same period in 2015. The increase in research and development expense is due to investment in new programs.
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
Selling, general and administrative expenses increased $2.7 million to $19.4 million, or 16.3% of sales for the three months ended June 30, 2016 from $16.7 million, or 15.4% of sales, in the same period in 2015. Selling, general and administrative expenses increased $4.0 million to $37.4 million, or 16.9% of sales, for the six months ended June 30, 2016 from $33.4 million, or 15.3% of sales in the same period in 2015. The increase in both periods is primarily driven by higher sales expense as we added presence in additional geographic markets, as well as, higher stock-based compensation expense and professional fees.
Other Income, net
Other income, net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income, net was a gain of $0.8 million for the three months ended June 30, 2016, as compared to a gain of $0.3 million for the same period in 2015. Other income, net was a gain of $1.2 million for the six months ended June 30, 2016 and 2015. The increase in gain for the three months ended June 30, 2016 as compared to the same period in 2015 is primarily due to the fluctuation in foreign exchange rates and the location of our cash in different countries.
Provision for Income Taxes
We recorded an income tax provision for the three and six months ended June 30, 2016 of $3.9 million and $7.7 million, respectively, compared to $6.1 million and $12.8 million for the three and six months ended June 30, 2015, respectively. Effective tax rates are 12.5% and 13.9% for the three and six months ended June 30, 2016, respectively, and 20.8% and 20.8% for the three and six months ended June 30, 2015, respectively.
The effective tax rates for the three and six months ended June 30, 2016 and 2015 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates. Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Results of Discontinued Operations
We completed the wind down of our inverter engineering, manufacturing and sales product line in December 2015. Accordingly, the inverter product line is presented as a discontinued operation for all periods presented herein. Extended warranties previously sold for the inverter product line are reflected in deferred revenue from continuing operations on our Unaudited Condensed Consolidated Balance Sheets and will be reflected in continuing operations in future periods as the deferred revenue is earned and the associated services are rendered.
Income (loss) from discontinued operations, net of income taxes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$—	$28,137	$—	$59,745
Cost of sales	(1,716)	44,408	(2,423)	75,370
Total operating (income) expenses (including restructuring)	(859)	197,109	(2,286)	207,432
Operating income (loss) from discontinued operations	2,575	(213,380)	4,709	(223,057)
Other (loss) income	(30)	(147)	339	49
Income (loss) from discontinued operations before income taxes	2,545	(213,527)	5,048	(223,008)
(Benefit) provision for income taxes	(732)	41,956	(290)	36,854
Income (loss) from discontinued operations, net of income taxes	$3,277	$(255,483)	$5,338	$(259,862)
Operating income from discontinued operations for the three and six months ending June 30, 2106 reflects the recovery of accounts receivable previously reserved for and the expiry of product warranties and associated reduction in product warranty liability.
Non-GAAP Results
Management uses non-GAAP operating income and non-GAAP EPS to evaluate business performance without the impacts of certain non-cash charges and other charges which are not part of our usual operations. We use these non-GAAP measures to assess performance against business objectives, make business decisions, including developing budgets, forecasting future periods, and evaluating capital structure impacts of various scenarios. In addition, management's incentive plans include these non-GAAP measures as criteria for achievements. These non-GAAP measures are not in accordance with U.S. GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. However, we believe these non-GAAP measures provide additional information that enables readers to evaluate our business from the perspective of management. The presentation of this additional information should not be considered a substitute for results prepared in accordance with U.S. GAAP.
The non-GAAP results presented below exclude the impact of non-cash related charges, such as the amortization of intangible assets, stock-based compensation, and restructuring charges, as well as acquisition-related costs and other nonrecurring costs, as they are not indicative of future performance. The tax effect of our non-GAAP adjustments represents the anticipated annual tax rate applied to each non-GAAP adjustment after consideration of their respective book and tax treatments.

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gross Profit from continuing operations, as reported	$62,046	$56,549	$115,506	$115,648
Operating expenses from continuing operations, as reported	31,717	27,770	61,556	55,333
Adjustments:
Restructuring charges	—	—	—	2
Stock-based compensation	(1,569)	(693)	(2,998)	(1,180)
Amortization of intangible assets	(1,074)	(1,102)	(2,132)	(2,200)
Non-GAAP operating expenses from continuing operations	29,074	25,975	56,426	51,955
Non-GAAP operating income from continuing operations	$32,972	$30,574	$59,080	$63,693

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income from continuing operations, net of income taxes, as reported	$27,254	$23,024	$47,474	$48,679
Adjustments
Restructuring charges	—	—	—	(2)
Stock-based compensation	1,569	693	2,998	1,180
Amortization of intangible assets	1,074	1,102	2,132	2,200
Tax effect of non-GAAP adjustments	(711)	(375)	(1,366)	(673)
Non-GAAP income from continuing operations, net of income taxes	$29,186	$24,444	$51,238	$51,384

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
Liquidity and Capital Resources
LIQUIDITY
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, and cash generated from current operations as well as our credit facilities discussed in Note 17. Credit Facilities in ITEM 1 "Unaudited Condensed Consolidated Financial Statements."
At June 30, 2016, we had $215.1 million in cash, cash equivalents, and marketable securities and $15.5 million of availability on our Wells Fargo Credit Facility. We believe that our current and available cash levels, as well as our cash flows from future operations, will be adequate to meet anticipated working capital needs, levels of capital expenditures, and contractual obligations for the next twelve months. We may seek additional financing from time to time.

In September 2015 our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. As of July 31, 2016, we have $100 million remaining available for the repurchase of shares. In November 2015 we entered into an accelerated stock repurchase arrangement with Morgan Stanley & Co. LLC (the “Counterparty”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) to purchase $50.0 million of shares of our common stock in the open market. In accordance with the ASR Agreement, we paid $50.0 million at the beginning of the contact and received an initial delivery of 1.4 million shares of our common stock. In April 2016, we received a final delivery of 0.3 million shares of our common stock. A total of 1.7 million shares of our common stock was repurchased under the ASR Agreement at an average price of $28.99 per share.
CASH FLOWS
A summary of our cash provided by and (used in) operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities from continuing operations	$47,532	$85,511
Net cash (used in) operating activities from discontinued operations	(4,563)	(31,717)
Net cash provided by operating activities	42,969	53,794

Net cash provided by (used in) investing activities from continuing operations	3,311	(12,075)
Net cash used in investing activities from discontinued operations	—	(32)
Net cash provided by (used in) investing activities	3,311	(12,107)

Net cash provided by financing activities from continuing operations	2,171	3,563
Net cash (used in) financing activities from discontinued operations	(24)	(14)
Net cash provided by financing activities	2,147	3,549

Effect of currency translation on cash	(729)	(858)
Increase in cash and cash equivalents	47,698	44,378
CASH AND CASH EQUIVALENTS, beginning of period	169,720	125,285
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	217,418	169,663
Less cash and cash equivalents from discontinued operations	8,145	6,135
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$209,273	$163,528
2016 CASH FLOWS COMPARED TO 2015
Net cash provided by operating activities
Net cash provided by operating activities from continuing operations for the six months ended June 30, 2016 was $43.0 million, compared to $53.8 million for the same period in 2015. The decrease of $10.8 million in net cash flows from operating activities is the result of increased inventory levels to support increased demand for our products and higher accounts receivable due to increased sales.
Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities for the six months ended June 30, 2016 was $3.3 million, an increase of $15.4 million from $(12.1) million for the same period in 2015. The increase in cash provided by investing activities was primarily driven by reduced purchases, coupled with the maturity, of marketable securities during the six months ended June 30, 2016.
Net cash provided by financing activities
Net cash provided by financing activities in the six months ended June 30, 2016 was $2.1 million, a $1.4 million change from the cash provided by financing activities of $3.5 million in the same period of 2015 and was primarily due to the decrease in proceeds from stock option exercises.

Effect of currency translation on cash
During the six months ended June 30, 2016, currency translation had a $0.7 million unfavorable impact on cash compared to a $0.9 million unfavorable impact of in the same period of 2015. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the six months ended June 30, 2016 and 2015 are as follows:

		Six Months Ended June 30,
From	To	2016	2015
CAD	USD	6.8%	(7.0)%
CHF	USD	2.5	6.3
CNY	USD	(2.3)	0.1
EUR	USD	2.3	(7.9)
GBP	USD	(9.1)	0.8
INR	USD	(1.9)	(0.6)
JPY	USD	16.8	(2.2)
KRW	USD	2.0	(1.8)
TWD	USD	2.0	2.3
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1. Operation and Summary of Significant Accounting Policies and Estimates to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
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
As of June 30, 2016, our investments consisted of certificates of deposit, with maturities of less than 2 years (see Note 5. Marketable Securities in ITEM 1 "Unaudited Condensed Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by approximately $0.1 million.

We had no debt outstanding as of June 30, 2016 (see Note 17. Credit Facility in ITEM 1 "Unaudited Condensed Consolidated Financial Statements"). Assuming a full drawdown on our outstanding loan agreement subject to variable interest rates, applying our existing collateral borrowing base limit, and holding other variables constant, a hypothetical one percentage point increase in interest rates would be expected to have less than $0.1 million impact on pre-tax earnings and cash flows.
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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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
There have been no material developments in legal proceedings in which we are involved during the six months ended June 30, 2016. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A.	RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any of which could cause our results to be adversely impacted and could result in a decline in the value or loss of an investment in our common stock. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties may also impact the accuracy of forward-looking statements included in this Form 10-Q and other reports we file with the Securities and Exchange Commission.
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
Our customers continually exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base and the highly competitive markets in which we compete, we may be required to reduce our prices or extend payment terms to remain competitive. We have recently seen pricing pressure from our largest customers due in part to low-cost competition and market consolidation. As a result of the competitive markets we serve, from time to time we may enter into long term pricing agreements with our largest customers that results in reduced product pricing. Such reduced product pricing may result in product margin declines unless we are successful in reducing our product costs ahead of such price reductions.We believe some of our Asian competitors benefit from local governmental funding incentives and purchasing preferences from end-user customers in their respective countries. Moreover, in order to be successful in the current competitive environment, we are required to accelerate our investment in research & development to meet time-to-market, performance and technology adoption cycle needs of our customers simply in order to compete for design wins, and if successful, receive potential purchase orders. Given such up-front investments we have to make and the competitive nature of our markets, we may not be able to reduce our expenses in an amount sufficient to offset potential margin declines or loss of business, and may not be able to meet customer product time-line expectations. The potential decrease in cash flow could materially and adversely impact our financial condition.
A significant portion of our sales and accounts receivable are concentrated among a few customers.
Our 10 largest customers account for 66.2% of our sales for the six months ended June 30, 2016 and 61.2% and 59.7% of our sales for the years ended December 31, 2015 and 2014, respectively. Our sales to Applied Materials, Inc account for 32.8% of our sales for the six months ended June 30, 2016 and 29.8% and 29.8% of our sales for the years ended December 31, 2015 and 2014, respectively, and had accounts receivable balance of $24.6 million and $17.1 million as of June 30, 2016 and December 31, 2015, respectively. Our sales to LAM Research account for 22.2% of our sales for the six months ended June 30, 2016 and 20.3% and 19.9% of our sales for the year ended December 31, 2015 and 2014, respectively, and had accounts receivable balance of $16.5 million and $7.3 million as of June 30, 2016 and December 31, 2015, respectively. A significant decline in sales from any or all of these customers, or the company's inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.
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
Our power products for the semiconductor industry are manufactured in Shenzhen, PRC. Our high voltage products are manufactured in Ronkonkoma, New York, Littlehampton, United Kingdom and Shenzhen, PRC. Our thermal instrumentation products that are used in the semiconductor industry are manufactured in Vancouver, Washington. Each facility is under operating lease and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities which could result in labor or supply chain risks. For instance, our Shenzhen, PRC manufacturing facility currently has a lease which expires in July 2017 that we are actively working on and expect to extend. Each facility manufactures different products, and therefore, is not interchangeable. Natural or other uncontrollable occurrences at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. Our losses from any such occurrence could significantly affect our operations and results of operations for a prolonged period of time.
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
A significant portion of our operations outside the United States are located in the PRC, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in customs regulations, changes in tax policies, changes in PRC laws and regulations, possible expropriation or other PRC government actions, and unsettled political conditions including potential changes in U.S. policy regarding overseas manufacturing. These factors may have a material adverse effect on our operations, business, results of operations, and financial condition. Please see "We are exposed to risks associated with worldwide financial markets and the global economy" risk factor below.
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
We place orders with many of our suppliers based on our customers’ quarterly forecasts and our annual forecasts. These forecasts are based on our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. Orders with our suppliers cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. See Note 14. Commitments and Contingencies in our Unaudited Condensed Consolidated Financial Statements contained herein for more information on our commitments. If demand for our products does not continue at current levels, we might not be able to use all of the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain sufficient raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand.
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
We currently have unfunded obligations in the HiTek Power pension plan. The extent of future contributions to the pension plan depends heavily on market factors such as the discount rate used to calculate our future obligations and the actual return on plan assets which enable future payments. We estimate future contributions to the plan using assumptions with respect to these and other items. While we are obligated to contribute $1.0 million per year through 2024 and our management believes that these assumptions are appropriate, changes to those assumptions could have a significant effect on future contributions. Additionally, a material deterioration in the funded status of the plan could increase pension expenses and reduce our profitability. See Note 12. Pension Liability in our Unaudited Condensed Consolidated Financial Statements.
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
Sales to our customers outside the United States were approximately 31.9% and 33.9% of our total sales for the six months ended June 30, 2016 and 2015, respectively. The recent acquisitions of the power controls modules, and high voltage product lines have increased our presence in international locations. India is becoming a focus of possible expansion for sales, research and development, and manufacturing. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

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

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $14.2 million in accounts receivable from foreign customers as of June 30, 2016; and

•	changes in tariffs, taxes, and foreign currency exchange rates.

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
On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our sales, operations and financial results. In particular, our operations in the U.K. may be adversely affected by extreme fluctuations in the UK exchange rates. Moreover, the imposition of any import restrictions and duties levied on our UK products as imported for E.U. customers may make our products more expensive for such customers and less competitive from a pricing perspective.
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
We currently have $43.3 million of goodwill and $31.4 million in intangible assets at June 30, 2016. We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
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
A breach of any of these covenants or a material adverse change to our business could result in a default under the credit agreement. Upon the occurrence of an event of default under our credit agreement, our lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. Please see Note 17. Credit Facility in our Unaudited Condensed Consolidated Financial Statements contained herein for more information on our credit facility.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (3)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Value of Shares that May Yet Be Purchased Under the Program
April 1, 2016 through April 30, 2016	343	$28.99	343	—
(1) In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. Under this program, on November 6, 2015, we entered into an accelerated stock repurchase agreement with Morgan Stanley & Co. LLC pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction to purchase $50.0 million of shares of our common stock.

(2) Represents the average price paid per share under the November 2015 accelerated stock repurchase agreement.
(3) Shares repurchased during the second quarter represent the final share settlement under the November 2015 accelerated stock repurchase agreement, as discussed in Note 4. Earnings Per Share of our Unaudited Condensed Consolidated Financial Statements.

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

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	August 4, 2016	/s/ Thomas Liguori
Thomas Liguori
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.