Form 10-Q
period 2016-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2016-10-31
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
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

As of October 28, 2016 there were 39,688,752 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$244,292	$158,443
Marketable securities	5,538	11,986
Accounts receivable, net of allowances of $1,993 and $8,739, respectively	69,410	54,959
Inventories	56,025	52,573
Deferred income tax assets	6,044	6,004
Income taxes receivable	7,902	9,040
Other current assets	8,166	7,868
Current assets of discontinued operations	23,491	41,902
Total current assets	420,868	342,775
Deposits and other assets	1,673	1,729
Property and equipment, net	11,988	9,645
Goodwill	43,596	42,729
Intangible assets, net	30,200	34,141
Deferred income tax assets	30,184	30,398
Non-current assets of discontinued operations	163	1,271
TOTAL ASSETS	$538,672	$462,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,180	$27,246
Income taxes payable	10,312	13,972
Accrued payroll and employee benefits	10,719	9,175
Customer deposits	6,890	3,319
Other accrued expenses	13,149	13,891
Current liabilities of discontinued operations	17,232	36,481
Total current liabilities	95,482	104,084
Deferred income tax liabilities	1,225	1,181
Uncertain tax positions	4,191	2,086
Long term deferred revenue	40,393	45,584
Other long-term liabilities	17,232	18,871
Non-current liabilities of discontinued operations	25,362	27,302
Total liabilities	183,885	199,108
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,689 and 39,756
issued and outstanding, respectively	40	40
Additional paid-in capital	201,772	195,096
Retained earnings	151,083	67,910
Accumulated other comprehensive income	1,892	534
Total stockholders’ equity	354,787	263,580
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$538,672	$462,688
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales:
Product	$107,650	$94,238	$294,695	$279,270
Services	18,902	15,518	53,666	48,650
Total sales	126,552	109,756	348,361	327,920
Cost of sales:
Product	49,835	43,770	137,984	129,840
Services	10,594	7,448	28,748	23,894
Total cost of sales	60,429	51,218	166,732	153,734
Gross profit	66,123	58,538	181,629	174,186
Operating expenses:
Research and development	11,293	10,370	33,324	30,114
Selling, general and administrative	19,421	16,585	56,814	49,976
Amortization of intangible assets	1,048	1,098	3,180	3,298
Restructuring benefit	—	317	—	315
Total operating expenses	31,762	28,370	93,318	83,703
Operating income	34,361	30,168	88,311	90,483
Other income (expense), net	(55)	(722)	1,138	447
Income from continuing operations before income taxes	34,306	29,446	89,449	90,930
Provision for income taxes	5,268	6,133	12,937	18,938
Income from continuing operations	29,038	23,313	76,512	71,992
Income (loss) from discontinued operations, net of income taxes	1,323	(6,881)	6,661	(266,743)
Net income (loss)	$30,361	$16,432	$83,173	$(194,751)

Basic weighted-average common shares outstanding	39,681	41,027	39,723	40,905
Diluted weighted-average common shares outstanding	39,967	41,319	40,015	40,905

Earnings (loss) per share:
Continuing operations:
Basic earnings per share	$0.73	$0.57	$1.93	$1.76
Diluted earnings per share	$0.73	$0.56	$1.91	$1.76
Discontinued operations:
Basic earnings (loss) per share	$0.03	$(0.17)	$0.17	$(6.52)
Diluted earnings (loss) per share	$0.03	$(0.17)	$0.17	$(6.52)
Net income:
Basic earnings (loss) per share	$0.77	$0.40	$2.09	$(4.76)
Diluted earnings (loss) per share	$0.76	$0.40	$2.08	$(4.76)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$30,361	$16,432	$83,173	$(194,751)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,125	(2,498)	1,389	(10,211)
Unrealized gain (loss) on marketable securities	(17)	11	(31)	(613)
Comprehensive income (loss)	$31,469	$13,945	$84,531	$(205,575)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$83,173	$(194,751)
Income (loss) from discontinued operations, net of income taxes	6,661	(266,743)
Income from continuing operations, net of income taxes	76,512	71,992

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,938	6,779
Stock-based compensation expense	4,299	1,913
Net (gain) loss on sale or disposal of assets	259	(17)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(13,679)	11,007
Inventories	(5,261)	4,636
Other current assets	(696)	(1,931)
Accounts payable	10,619	6,933
Other current liabilities and accrued expenses	1,489	(840)
Income taxes	2,562	9,045
Net cash provided by operating activities from continuing operations	82,042	109,517
Net cash used in operating activities from discontinued operations	(4,538)	(37,462)
Net cash provided by operating activities	77,504	72,055
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(745)	(27,546)
Proceeds from sale of marketable securities	7,161	15,891
Acquisitions, net of cash acquired	—	(128)
Purchases of property and equipment	(4,524)	(3,145)
Net cash provided by (used in) investing activities from continuing operations	1,892	(14,928)
Net cash used in investing activities from discontinued operations	—	(46)
Net cash provided by (used in) investing activities	1,892	(14,974)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,753	3,503
Excess tax from stock-based compensation deduction	623	586
Other financing activities	(3)	(3)
Net cash provided by financing activities from continuing operations	2,373	4,086
Net cash used in financing activities from discontinued operations	(24)	(14)
Net cash provided by financing activities	2,349	4,072
Effect of currency translation on cash	(550)	(2,142)
Increase in cash and cash equivalents	81,195	59,011
CASH AND CASH EQUIVALENTS, beginning of period	169,720	125,285
CASH AND CASH EQUIVALENTS, end of period	250,915	184,296
Less cash and cash equivalents from discontinued operations	6,623	6,135
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$244,292	$178,161
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$173	$217
Cash paid for income taxes	$4,930	$5,861
Cash received for refunds of income taxes	$444	$4,919
Cash held in banks outside the United States of America	$176,815	$94,773
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support power conversion products that transform electrical power into various usable forms. Our products enable manufacturing processes that use thin films for various products, such as semiconductor devices, flat panel displays, solar cells, architectural glass, optical coating and decorative and functional coating for consumer products. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these same markets. Our power control modules provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, and material and chemical processing. Our high voltage power supplies and modules are used in applications such as semiconductor ion implantation, scanning electron microscopy, chemical analysis such as mass spectrometry and various applications using X-ray technology and electron guns for both analytical and processing applications. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments and sales of used equipment to companies using our products. As of December 31, 2015, we discontinued the production, engineering, and sales of our solar inverter product line. As such, all solar inverter revenues, costs, assets and liabilities are reported in Discontinued Operations for all periods presented herein. See Note 2. Discontinued Operations.
In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2016, and the results of our operations and cash flows for the three and nine months ended September 30, 2016 and 2015.
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
In November 2015, the FASB issued guidance requiring entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet instead of separating into current and noncurrent amounts. This guidance is effective for the first quarter of 2017. Early adoption is permitted for all companies in any interim or annual period. We are not planning on early adoption. Based on our current assessment, we have determined that as of September 30, 2016 and December 31, 2015, the result of adoption would be the reclassification of approximately $20.3 million and $20.3 million, respectively, from current assets to non-current assets. Of these amounts, $14.3 million and $14.3 million, respectively, would have been reflected in discontinued operations.
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
In March 2016, the FASB issued guidance requiring a change in the accounting of share-based payments, including the income tax consequences, forfeitures, classifications of awards and classification on the statement of cash flows. This guidance will be effective for us in the first quarter of 2017. Early adoption is permitted for all companies in any interim or annual period. We are currently evaluating the impact that the adoption will have on our Consolidated Financial Statements and related disclosures.

NOTE 2.	DISCONTINUED OPERATIONS
In December 2015, we completed the wind down of engineering, manufacturing and sales of our solar inverter product line (the "inverter business"). Accordingly, the results of our inverter business has been reflected as “Income (loss) from discontinued operations, net of income taxes” on our Unaudited Condensed Consolidated Statements of Operations for all periods presented herein.
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
The items included in "Income (loss) from discontinued operations, net of income taxes" are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$—	$21,044	$—	$80,789
Cost of sales	3,095	26,545	672	101,915
Total operating (income) expenses (including restructuring)	(1,473)	15,007	(3,759)	222,439
Operating income (loss) from discontinued operations	(1,622)	(20,508)	3,087	(243,565)
Other (loss) income	(14)	(145)	325	(96)
Income (loss) from discontinued operations before income taxes	(1,636)	(20,653)	3,412	(243,661)
(Benefit) provision for income taxes	(2,959)	(13,772)	(3,249)	23,082
Income (loss) from discontinued operations, net of income taxes	$1,323	$(6,881)	$6,661	$(266,743)

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Assets and Liabilities of discontinued operations within the Condensed Consolidated Balance Sheets are comprised of the following:

	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$6,623	$11,277
Accounts and other receivables, net	2,328	16,331
Inventories	246	—
Deferred income tax assets	14,294	14,294
Current assets of discontinued operations	$23,491	$41,902

Intangibles and other assets, net	$163	$1,271
Non-current assets of discontinued operations	$163	$1,271

Accounts payable and other accrued expenses	$8,259	$19,261
Accrued warranty	8,241	11,852
Accrued restructuring	732	5,368
Current liabilities of discontinued operations	$17,232	$36,481

Accrued warranty	$25,179	$27,124
Other liabilities	183	178
Non-current liabilities of discontinued operations	$25,362	$27,302

During the quarter ended September 30, 2016, we reclassified $5 million of income tax receivable from Accounts and other receivables, net reflected in discontinued operations to Income tax receivable reflected in continuing operations.

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations before income taxes	$34,306	$29,446	$89,449	$90,930
Provision for income taxes	5,268	6,133	12,937	18,938
Effective tax rate	15.4%	20.8%	14.5%	20.8%
The effective tax rates for the nine months ended September 30, 2016 and 2015 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three and nine months ended September 30, 2016 and 2015, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations, net of income taxes	$29,038	$23,313	$76,512	$71,992

Basic weighted-average common shares outstanding	39,681	41,027	39,723	40,905
Assumed exercise of dilutive stock options and restricted stock units	286	292	292	—
Diluted weighted-average common shares outstanding	39,967	41,319	40,015	40,905
Continuing operations:
Basic earnings per share	$0.73	$0.57	$1.93	$1.76
Diluted earnings per share	$0.73	$0.56	$1.91	$1.76
The following stock options and restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	—	172	—	151
Restricted stock units	1	4	1	2

Stock Buyback
In September 2015 our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. As of October 28, 2016, we have $100 million remaining available for the repurchase of shares. In November 2015 we entered into an accelerated stock repurchase arrangement with Morgan Stanley & Co. LLC (the “Counterparty”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) to purchase $50.0 million of shares of our common stock in the open market. In accordance with the ASR Agreement, we paid $50.0 million at the beginning of the contract and received an initial delivery of 1.4 million shares of our common stock. In April 2016, we received a final delivery of 0.3 million shares of our common stock. A total of 1.7 million shares of our common stock was repurchased under the ASR Agreement at an average price of $28.99 per share. We retired the shares repurchased under the ASR Agreement and have therefore recognized the $50.0 million share repurchase as a reduction to Stockholders Equity.

NOTE 5.	MARKETABLE SECURITIES AND ASSETS MEASURED AT FAIR VALUE
Our investments with original maturities of more than three months at time of purchase and that are intended to be held for no more than 12 months, are considered marketable securities available for sale.
Our marketable securities consist of commercial paper and certificates of deposit as follows:

	September 30,		December 31,
	2016		2015
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$—	$—	$4,989	$4,995
Certificates of deposit	5,532	5,538	7,008	6,991
Total marketable securities	$5,532	$5,538	$11,997	$11,986

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The maturities of our marketable securities available for sale as of September 30, 2016 are as follows:

	Earliest		Latest
Certificates of deposit	10/10/2016	to	9/18/2017
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of September 30, 2016, we do not believe any of the underlying issuers of our marketable securities are at risk of default.
The following tables present information about our marketable securities measured at fair value, on a recurring basis, as of September 30, 2016 and December 31, 2015. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of September 30, 2016 and December 31, 2015.

September 30, 2016	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$5,538	$—	$5,538
Total marketable securities	$—	$5,538	$—	$5,538

December 31, 2015	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$4,995	$—	$4,995
Certificates of deposit	—	6,991	—	6,991
Total marketable securities	$—	$11,986	$—	$11,986
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three and nine months ended September 30, 2016.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We attempt to mitigate these risks through the use of derivative financial instruments, primarily forward currency exchange rate contracts. During the nine months ended September 30, 2016 and 2015, we entered into currency exchange rate forward contracts to attempt to mitigate the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. We did not enter into any currency exchange rate forward contracts during the three months ended September 30, 2016 and 2015. These derivative instruments are not designated as hedges for accounting purposes; however, they tend to offset the fluctuations of our intercompany debt due to foreign currency exchange rate changes. These forward contracts are typically for one month periods. We did not have any currency exchange rate contracts outstanding as of September 30, 2016. At December 31, 2015 we had outstanding Euro forward contracts.
During the three and nine months ended September 30, 2016 and 2015 the gains and losses recorded related to the foreign currency exchange contracts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency gain (loss) from foreign currency exchange contracts	$—	$—	$(569)	$1,887
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
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of Inventories are as follows:

	September 30,	December 31,
	2016	2015
Parts and raw materials	$40,076	$40,578
Work in process	5,964	5,643
Finished goods	9,985	6,352
Inventories	$56,025	$52,573

NOTE 8.	PROPERTY AND EQUIPMENT
Property and equipment are as follows:

	September 30,	December 31,
	2016	2015
Buildings and land	$1,732	$1,623
Machinery and equipment	32,578	30,479
Computer and communication equipment	24,086	19,744
Furniture and fixtures	1,367	1,319
Vehicles	342	215
Leasehold improvements	15,545	15,173
Construction in process	265	15
	75,915	68,568
Less: Accumulated depreciation	(63,927)	(58,923)
Property and equipment, net	$11,988	$9,645
Depreciation expense, recorded in continuing operations and included in selling, general and administrative expense, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation expense	$845	$1,050	$2,758	$3,481

NOTE 9.	GOODWILL
The following summarizes the changes in goodwill during the nine months ended September 30, 2016:

	September 30, 2016	Effect of Changes in Exchange Rates	December 31, 2015
Goodwill	$43,596	$867	$42,729

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 10.INTANGIBLE ASSETS
Other intangible assets subject to amortization consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Gross Carrying Amount	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Technology-based	$14,130	$(1,702)	$(3,778)	$8,650	10
Customer relationships	31,276	(3,250)	(7,526)	20,500	12
Trademarks and other	2,892	(389)	(1,453)	1,050	10
Total amortizable intangibles	$48,298	$(5,341)	$(12,757)	$30,200

	December 31, 2015
	Gross Carrying Amount	Effect of Changes in Exchange Rates	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life in Years
Technology-based	$14,130	$(1,535)	$(2,828)	$9,767	10
Customer relationships	31,276	(2,805)	(5,550)	22,921	12
Trademarks and other	2,892	(247)	(1,192)	1,453	10
Total amortizable intangibles	$48,298	$(4,587)	$(9,570)	$34,141
Amortization expense relating to other intangible assets included in our income from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense	$1,048	$1,098	$3,180	$3,298
Amortization expense related to intangibles for each of the five years 2016 (remaining) through 2020 and thereafter is as follows:

Year Ending December 31,
2016 (remaining)	$1,022
2017	3,950
2018	3,938
2019	3,920
2020	3,271
Thereafter	14,099
$30,200

NOTE 11.	WARRANTIES
Provisions of our sales agreements include customary product warranties, ranging from 12 months to 24 months following installation. The estimated cost of warranties is recorded when revenue is recognized and is based upon historical experience by product, configuration and geographic region.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

We establish accruals for our warranty obligations that are probable to result in future costs. The warranty accrual is included in our Other accrued expenses in our balance sheet. Changes in our product warranty accrual are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balances at beginning of period	$1,933	$1,476	$1,633	$1,612
Increases to accruals related to sales during the period	789	235	1,726	674
Warranty expenditures	(197)	(240)	(811)	(816)
Effect of changes in currency exchange rates	(8)	(7)	(31)	(6)
Balances at end of period	$2,517	$1,464	$2,517	$1,464

NOTE 12.	PENSION LIABILITY
In connection with the HiTek acquisition on April 12, 2014, we acquired the HiTek Power Limited Pension Scheme ("HPLPS"). The HPLPS has been closed to new participants and additional accruals since 2006. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We have committed to fund our defined benefit obligation of HPLPS in the amount of approximately $1.0 million per year through 2024.
The net pension liability is included in Other long-term liabilities in our balance sheet as follows:

	September 30,	December 31,
	2016	2015
Pension liability	$17,219	$17,789
The components of the net periodic pension expense for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net periodic (benefit) expense:
Expected return on plan assets	$(121)	$(166)	$(385)	$(494)
Interest cost	235	332	747	986
Amortization of actuarial gains and losses	80	—	255	—
Net periodic expense	$194	$166	$617	$492

NOTE 13.	STOCK-BASED COMPENSATION
We have reserved a total of 3.0 million shares of Advanced Energy’s common stock for issuance under the 2008 Omnibus Incentive Plan. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under this Plan may be issued as performance based awards to align compensation awards to the attainment of annual or long-term performance goals. As of September 30, 2016, there were 1.9 million shares available for grant under the 2008 Omnibus Incentive Plan.
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
We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense	$1,301	$733	$4,299	$1,913
A summary of activity for stock option awards during the three and nine months ended September 30, 2016 is as follows:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number of Options	Weighted-Average Exercise Price per Share	Number of Options	Weighted-Average Exercise Price per Share
Options outstanding at beginning of period	495	$17.30	642	$17.10
Options granted	—	—	—	—
Options exercised	(12)	13.93	(147)	15.42
Options forfeited	—	—	(12)	26.32
Options outstanding at end of period	483	$17.38	483	$17.38
The assumptions in the following table were used to determine fair value of options granted using the Black-Scholes-Merton option valuation model.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (years)	n/a	n/a	n/a	4.3 years
Estimated volatility	n/a	n/a	n/a	43.0%
Estimated dividend yield	n/a	n/a	n/a	—%
Risk-free interest rate	n/a	n/a	n/a	1.1% - 1.4%
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

A summary of activity for RSU awards for the three and nine months ended September 30, 2016 is as follows:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number of Options	Average Weighted Grant Date Fair Value	Number of Options	Average Weighted Grant Date Fair Value
Balance at beginning of period	353	$28.97	233	$26.10
RSUs granted	5	44.26	292	30.00
RSUs vested	(1)	22.46	(151)	26.03
RSUs forfeited	(1)	24.98	(18)	28.09
Balance at end of period	356	$29.23	356	$29.23

NOTE 14.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of September 30, 2016 is approximately $54.4 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and nine months ended September 30, 2016.

NOTE 15.	RELATED PARTY TRANSACTIONS
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. Sales to our related party customers for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales to related parties	$673	$56	$896	$367
Number of related party customers	2	1	3	2
Our accounts receivable balance from related party customers with outstanding balances as of September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
	2016	2015
Accounts receivable from related parties	$282	$83
Number of related party customers	2	1

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 16.	SIGNIFICANT CUSTOMER INFORMATION
The following tables summarize sales, and percentages of sales, by customers which individually accounted for 10% or more of sales for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	% of Total Sales	2015	% of Total Sales
Applied Materials, Inc.	$45,806	36.2%	$33,566	30.6%
LAM Research	24,305	19.2%	21,640	19.7%

	Nine Months Ended September 30,
	2016	% of Total Sales	2015	% of Total Sales
Applied Materials, Inc.	$118,364	34.0%	$97,551	29.7%
LAM Research	73,319	21.0%	66,557	20.3%
The following table summarize the accounts receivable balances, and percentages of the total accounts receivables, for customers which individually accounted for 10% or more of accounts receivables as of September 30, 2016 and December 31, 2015:

	September 30,		December 31,
	2016		2015
Applied Materials, Inc.	$29,377	42.3%	$17,147	31.2%
LAM Research	10,026	14.4%	7,321	13.3%
Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar and flat panel display. No other customer accounted for 10% or more of our sales or accounts receivable balances during these periods.

NOTE 17.	CREDIT FACILITIES
On September 9, 2016, Advanced Energy Industries, Inc., along with three of its wholly-owned subsidiaries, AE Solar Energy, Inc., Sekidenko, Inc., and UltraVolt, Inc. terminated its Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo") which provided for a secured revolving credit facility of up to $50.0 million (the "Credit Facility"), subject to a borrowing base calculation as discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. Management determined that the Credit Facility was no longer needed and therefore is not cost beneficial to the Company. We expensed $0.3 million in interest, unused line of credit fees and amortization of debt issuance costs during each of the nine months ended September 30, 2016 and 2015. We did not borrow against the Credit Facility during the nine months ended September 30, 2016.
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

For additional information regarding factors that may affect our actual financial condition, results of operations and accuracy of our forward-looking statements, see the information under the caption "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2015. We undertake no obligation to revise or update any forward-looking statements for any reason.
BUSINESS OVERVIEW
We design, manufacture, sell and support precision power products that transform electrical power into various usable forms. Our power conversion products refine, modify and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our products enable thin film manufacturing processes such as plasma enhanced chemical and physical deposition and etch for various semiconductor and industrial products, industrial thermal applications for material and chemical processes, and specialty power for critical industrial applications. We also supply thermal instrumentation products for advanced temperature control in these markets. Our network of global service support centers provides local repair and field service capability in key regions as well as provides upgrades and refurbishment services, and sales of used equipment to businesses that use our products. The markets we serve include:

•
Semiconductor capital equipment market - Customers in the semiconductor capital equipment market incorporate our products into equipment that make integrated circuits. Our power conversion systems provide the energy to enable thin film processes, such as deposition and etch, and high voltage applications such as ion implant, wafer inspection and metrology.

•
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

◦
Thin Films Industrial Power applications include glass coating, glass manufacturing, flat panel displays, solar cell manufacturing, and similar thin film manufacturing, including data storage, hard and optical coating.

◦
Specialty Power applications include power control modules for metal fabrication and treatment, and material and chemical processing. Our high voltage industrial applications include scanning electron microscopy, medical equipment, and instrumentation applications such as x-ray and mass spectroscopy, as well as general electron gun sources for scientific and industrial applications.

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

Results of Continuing Operations
The following table sets forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Sales	$126,552	100.0%	$109,756	100.0%	$348,361	100.0%	$327,920	100.0%
Gross profit	66,123	52.2	58,538	53.3	181,629	52.1	174,186	53.1
Operating expenses	31,762	25.1	28,370	25.8	93,318	26.8	83,703	25.5
Operating income from continuing operations	34,361	27.1	30,168	27.5	88,311	25.3	90,483	27.6
Other income (expense), net	(55)	—	(722)	(0.7)	1,138	0.3	447	0.1
Income from continuing operations before income taxes	34,306	27.1	29,446	26.8	89,449	25.6	90,930	27.7
Provision for income taxes	5,268	4.2	6,133	5.6	12,937	3.7	18,938	5.8
Income from continuing operations, net of income taxes	$29,038	22.9%	$23,313	21.2%	$76,512	21.9%	$71,992	21.9%
SALES
The following tables set forth sales, and percentage of sales, by product group for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	% of Total Sales	2015	% of Total Sales	Increase/ (Decrease)	Percent Change

Semiconductor capital equipment market	$81,157	64.1%	$72,859	66.4%	$8,298	11.4%
Industrial power capital markets	26,493	20.9	21,378	19.5	5,115	23.9
Global service	18,902	15.0	15,519	14.1	3,383	21.8
Total sales	$126,552	100.0%	$109,756	100.0%	$16,796	15.3%

	Nine Months Ended September 30,
	2016	% of Total Sales	2015	% of Total Sales	Increase/ (Decrease)	Percent Change

Semiconductor capital equipment market	$229,486	65.9%	$216,247	65.9%	$13,239	6.1%
Industrial power capital markets	65,209	18.7	63,022	19.2	2,187	3.5
Global service	53,666	15.4	48,651	14.9	5,015	10.3
Total sales	$348,361	100.0%	$327,920	100.0%	$20,441	6.2%
Total Sales
Sales increased $16.8 million, or 15.3%, to $126.6 million for the three months ended September 30, 2016 from $109.8 million for the three months ended September 30, 2015. Sales for the nine months ended September 30, 2016 increased $20.4 million, or 6.2%, to $348.4 million from $327.9 million for the nine months ended September 30, 2015.
Sales in the semiconductor market increased $8.3 million, or 11.4% for the three months ending September 30, 2016 as compared to the same period in 2015. Semiconductor market sales for the nine months ended September 30, 2015 increased $13.2 million or 6.1% as compared to the same period in 2015. Our growth in the semiconductor market has been fueled by our leadership in etch applications, specifically related to advanced memory and transition to 3DNAND, along with advances in logic technology. Sales growth in each of the periods is driven primarily by recent program wins which have moved into production and delivery.
Sales in the industrial power capital equipment markets increased $5.1 million, or 23.9% for the three months ended September 30, 2016 as compared to the same period in 2015 primarily from flat panel display applications. For the nine months ended September 30, 2016 sales increased $2.2 million or 3.5% as compared to the same period in 2015. The industrial markets we serve include solar panel, flat panel display, power control modules, data storage, architectural glass, high voltage and other industrial manufacturing markets. Our customers in these markets are primarily global and regional original equipment manufacturers.
Global service sales increased $3.4 million, or 21.8%, for the three months ended September 30, 2016 as compared to the same period in 2015. Global service sales for the nine months ending September 30, 2016 increased $5.0 million, or 10.3% as compared to the same period in 2015. Increased global service sales in both periods was due to share gains and growth in the installed base.
Backlog
Our backlog was $56.4 million at September 30, 2016 as compared to $43.7 million at December 31, 2015. Backlog remains strong primarily due to increased demand in the semiconductor market.
GROSS PROFIT
For the three months ended September 30, 2016, gross profit was $66.1 million, or 52.2% of sales as compared to gross profit of $58.5 million, or 53.3% of sales, for the same period in 2015. Gross profit for the nine months ended September 30, 2016 was $181.6 million, or 52.1% of sales, as compared to gross profit of $174.2 million, or 53.1% of sales, for the same period in 2015. The increase in gross profit for both periods is attributable to increased volume as the semiconductor capital equipment market remains strong. The decrease in gross profit as a percentage of sales for both periods is attributable to product mix.
OPERATING EXPENSE
Operating expenses increased $3.4 million to $31.8 million, or 25.1% of sales, for the three months ending September 30, 2016 from $28.4 million, or 25.8% of sales for the same period in 2015. Operating expenses increased $9.6 million to $93.3 million, or 26.8% of sales, for the nine months ended September 30, 2016 from $83.7 million or 25.5% of sales for the same period in 2015.
The following table summarizes our operating expenses as a percentage of sales for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Research and development	$11,293	8.9%	$10,370	9.4%	$33,324	9.6%	$30,114	9.2%
Selling, general, and administrative	19,421	15.4	16,585	15.1	56,814	16.3	49,976	15.2
Amortization of intangible assets	1,048	0.8	1,098	1.0	3,180	0.9	3,298	1.0
Restructuring charges	—	—	317	0.3	—	—	315	0.1
Total operating expenses	$31,762	25.1%	$28,370	25.8%	$93,318	26.8%	$83,703	25.5%
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
Research and development expenses increased $0.9 million to $11.3 million, or 8.9% of sales, for the three months ended September 30, 2016 from $10.4 million, or 9.4% of sales, for the same period in 2015. Research and development expenses increased $3.2 million to $33.3 million, or 9.6% of sales, for the nine months ended September 30, 2016 from $30.1 million, or

9.2% of sales, for the same period in 2015. The increase in research and development expense is due to our investment in new programs to maintain and increase our technological leadership.
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
Selling, general and administrative expenses increased $2.8 million to $19.4 million, or 15.4% of sales for the three months ended September 30, 2016 from $16.6 million, or 15.1% of sales, in the same period in 2015. Selling, general and administrative expenses increased $6.8 million to $56.8 million, or 16.3% of sales, for the nine months ended September 30, 2016 from $50.0 million, or 15.2% of sales in the same period in 2015. The increase in both periods is primarily driven by higher sales expense as we expand our sales management and marketing team to support our growth diversification and geographical expansion plans, as well as, higher stock-based compensation expense, professional fees and costs associated with acquisition opportunities.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expense), net was a loss of $0.1 million for the three months ended September 30, 2016, as compared to a loss of $0.7 million for the same period in 2015. Other income (expense), net was a gain of $1.1 and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in gain for the three months ended September 30, 2016 as compared to the same period in 2015 is primarily due to the fluctuation in foreign exchange rates and our assets in different countries.
Provision for Income Taxes
We recorded an income tax provision for the three and nine months ended September 30, 2016 of $5.3 million and $12.9 million, respectively, compared to $6.1 million and $18.9 million for the three and nine months ended September 30, 2015, respectively. Effective tax rates are 15.4% and 14.5% for the three and nine months ended September 30, 2016, respectively, and 20.8% and 20.8% for the three and nine months ended September 30, 2015, respectively.
The effective tax rates for the three and nine months ended September 30, 2016 and 2015 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates. Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.
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

Income (loss) from discontinued operations, net of income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$—	$21,044	$—	$80,789
Cost of sales	3,095	26,545	672	101,915
Total operating (income) expenses (including restructuring)	(1,473)	15,007	(3,759)	222,439
Operating income (loss) from discontinued operations	(1,622)	(20,508)	3,087	(243,565)
Other (loss) income	(14)	(145)	325	(96)
Income (loss) from discontinued operations before income taxes	(1,636)	(20,653)	3,412	(243,661)
(Benefit) provision for income taxes	(2,959)	(13,772)	(3,249)	23,082
Income (loss) from discontinued operations, net of income taxes	$1,323	$(6,881)	$6,661	$(266,743)
Operating income (loss) from discontinued operations for the three and nine months ending September 30, 2016 reflects the recovery of accounts receivable previously reserved for product warranties.
Non-GAAP Results
Management uses non-GAAP operating income and non-GAAP EPS to evaluate business performance without the impacts of certain non-cash charges and other charges which are not part of our usual operations. We use these non-GAAP measures to assess performance against business objectives, make business decisions, including developing budgets and forecasting future periods. In addition, management's incentive plans include these non-GAAP measures as criteria for achievements. These non-GAAP measures are not in accordance with U.S. GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. However, we believe these non-GAAP measures provide additional information that enables readers to evaluate our business from the perspective of management. The presentation of this additional information should not be considered a substitute for results prepared in accordance with U.S. GAAP.
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

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross Profit from continuing operations, as reported	$66,123	$58,538	$181,629	$174,186
Operating expenses from continuing operations, as reported	31,762	28,370	93,318	83,703
Adjustments:
Restructuring charges	—	(317)	—	(314)
Stock-based compensation	(1,301)	(733)	(4,299)	(1,913)
Amortization of intangible assets	(1,048)	(1,098)	(3,180)	(3,298)
Non-GAAP operating expenses from continuing operations	29,413	26,222	85,839	78,178
Non-GAAP operating income from continuing operations	$36,710	$32,316	$95,790	$96,008
	29.0%	29.4%	27.5%	29.3%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income from continuing operations, net of income taxes, as reported	$29,038	$23,313	$76,512	$71,992
Adjustments
Restructuring charges	—	317	—	314
Stock-based compensation	1,301	733	4,299	1,913
Amortization of intangible assets	1,048	1,098	3,180	3,298
Tax effect of non-GAAP adjustments	(608)	(512)	(1,973)	(1,184)
Non-GAAP income from continuing operations, net of income taxes	$30,779	$24,949	$82,018	$76,333
Non-GAAP diluted earning per share	$0.77	$0.60	$2.05	$1.87

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
At September 30, 2016, we had $249.8 million in cash, cash equivalents, and marketable securities. We believe that our current and available cash levels, as well as our cash flows from future operations, will be adequate to meet anticipated working capital needs, levels of capital expenditures, and contractual obligations for the next twelve months. We may seek additional financing from time to time.
In September 2015 our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. As of October 28, 2016, we have $100 million remaining available for the repurchase of shares. In November 2015 we entered into an accelerated stock repurchase arrangement with Morgan Stanley & Co. LLC (the “Counterparty”) pursuant to a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) to purchase $50.0 million of shares of our common stock in the open market. In accordance with the ASR Agreement, we paid $50.0 million at the beginning of the contract and received an initial delivery of 1.4 million shares of our common stock. In April 2016, we received a final delivery of 0.3 million shares of our common stock. A total of 1.7 million shares of our common stock was repurchased under the ASR Agreement at an average price of $28.99 per share.

CASH FLOWS
A summary of our cash provided by and (used in) operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities from continuing operations	$82,042	$109,517
Net cash (used in) operating activities from discontinued operations	(4,538)	(37,462)
Net cash provided by operating activities	77,504	72,055

Net cash provided by (used in) investing activities from continuing operations	1,892	(14,928)
Net cash used in investing activities from discontinued operations	—	(46)
Net cash provided by (used in) investing activities	1,892	(14,974)

Net cash provided by financing activities from continuing operations	2,373	4,086
Net cash (used in) financing activities from discontinued operations	(24)	(14)
Net cash provided by financing activities	2,349	4,072

Effect of currency translation on cash	(550)	(2,142)
Increase in cash and cash equivalents	81,195	59,011
CASH AND CASH EQUIVALENTS, beginning of period	169,720	125,285
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	250,915	184,296
Less cash and cash equivalents from discontinued operations	6,623	6,135
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$244,292	$178,161
2016 CASH FLOWS COMPARED TO 2015
Net cash provided by operating activities
Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2016 was $77.5 million, compared to $72.1 million for the same period in 2015. The increase of $5.4 million in net cash flows from operating activities is the result a $27.5 million decrease in cash flow produced by continuing operations off set by a $32.9 million decrease in cash used by the discontinued operations. The $27.5 million decrease in cash flows produced by continuing operations was largely caused by the usage of working capital including an increase to accounts receivable, accounts payable and inventory. The reduction of cash used by discontinued operations was due to decreased operating activities as the Company continues to wind down the inverter business.
Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities for the nine months ended September 30, 2016 was $1.9 million, an increase of $16.9 million from $(15.0) million used in the same period in 2015. The increase in cash provided by investing activities was primarily driven by reduced purchases of marketable securities, coupled with the maturity of marketable securities during the nine months ended September 30, 2016.
Net cash provided by financing activities
Net cash provided by financing activities in the nine months ended September 30, 2016 was $2.3 million, a $1.7 million decrease from the cash provided by financing activities of $4.1 million in the same period of 2015 and was primarily due to the decrease in proceeds from stock option exercises.
Effect of currency translation on cash
During the nine months ended September 30, 2016, currency translation had a $0.6 million unfavorable impact compared to a $2.1 million unfavorable impact of in the same period of 2015. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the nine months ended September 30, 2016 and 2015 are as follows:

		Nine Months Ended September 30,
From	To	2016	2015
CAD	USD	5.3%	(13.0)%
CHF	USD	3.5	2.0
CNY	USD	(2.6)	(2.4)
EUR	USD	3.3	(7.6)
GBP	USD	(12.0)	(2.9)
INR	USD	(0.7)	(3.7)
JPY	USD	18.8	(0.1)
KRW	USD	6.8	(7.7)
TWD	USD	4.9	(4.2)
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
As of September 30, 2016, our investments consisted of certificates of deposit, with maturities of less than 2 years (see Note 5. Marketable Securities and Assets Measured at Fair Value in ITEM 1 "Unaudited Condensed Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by approximately $0.1 million.
As of September 9, 2016 we terminated our Credit Facility with Wells Fargo. As such, we had no debt outstanding as of September 30, 2016 (see Note 17. Credit Facilities in ITEM 1 "Unaudited Condensed Consolidated Financial Statements") that would be subject to change in interest rates.

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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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
There have been no material developments in legal proceedings in which we are involved during the nine months ended September 30, 2016. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Our customers continually exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base and the highly competitive markets in which we compete, we may be required to reduce our prices or extend payment terms to remain competitive. We have recently seen pricing pressure from our largest customers due in part to low-cost competition and market consolidation. As a result of the competitive markets we serve, from time to time we may enter into long term pricing agreements with our largest customers that results in reduced product pricing. Such reduced product pricing may result in product margin declines unless we are successful in reducing our product costs ahead of such price reductions. We believe some of our Asian competitors benefit from local governmental funding incentives and purchasing preferences from end-user customers in their respective countries. Moreover, in order to be successful in the current competitive environment, we are required to accelerate our investment in research & development to meet time-to-market, performance and technology adoption cycle needs of our customers simply in order to compete for design wins, and if successful, receive potential purchase orders. Given such up-front investments we have to make and the competitive nature of our markets, we may not be able to reduce our expenses in an amount sufficient to offset potential margin declines or loss of business, and may not be able to meet customer product time-line expectations. The potential decrease in cash flow could materially and adversely impact our financial condition.
A significant portion of our sales and accounts receivable are concentrated among a few customers.
Our 10 largest customers account for 65.6% of our sales for the nine months ended September 30, 2016 and 61.2% and 59.7% of our sales for the years ended December 31, 2015 and 2014, respectively. Our sales to Applied Materials, Inc. account for 34.0% of our sales for the nine months ended September 30, 2016 and 29.8% and 29.8% of our sales for the years ended December 31, 2015 and 2014, respectively, and had accounts receivable balance of $29.4 million and $17.1 million as of September 30, 2016 and December 31, 2015, respectively. Our sales to LAM Research account for 21.0% of our sales for the nine months ended September 30, 2016 and 20.3% and 19.9% of our sales for the year ended December 31, 2015 and 2014, respectively, and had accounts receivable balance of $10.0 million and $7.3 million as of September 30, 2016 and December 31, 2015, respectively. A significant decline in sales from any or all of these customers, or the Company's inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.
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
Our legacy inverter products (of which we discontinued the manufacture, engineering, and sale in December 2015 and which are reflected as Discontinued Operations in this filing) contain components that may contain errors or defects and were sold with original product warranties ranging from one to ten years with an option to purchase additional warranty coverage for up to 20 years. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in additional expenses in the line "Income (loss) from discontinued operations, net of tax” on our Consolidated Statement of Operations in future periods. We plan to continue supporting inverter customers with service maintenance and repair operations.  This includes performing service to fulfill obligations under existing service maintenance contracts. There is no certainty that these can be performed profitably and could be adversely affected by higher than anticipated product failure rates, loss of critical service technician skills, an inability to obtain service parts, customer demands and disputes and cost of repair parts, among other factors. See Note 2. Discontinued Operations in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
Our products may suffer from defects or errors leading to damage or warranty claims.
Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. In recent years, we have experienced increased warranty costs for our legacy inverter product lines, which is reflected in discontinued operations. See Note 2. Discontinued Operations in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
Deterioration of demand for our inverter services could negatively impact our business.
Our business may be adversely affected by changes in national or global demand for our inverter service repair capabilities. Any such changes could adversely affect the carrying amount of our inverter service inventories, thereby negatively affecting our financial results from Continuing Operations.
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
We place orders with many of our suppliers based on our customers’ quarterly forecasts and our annual forecasts. These forecasts are based on our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. Orders with our suppliers cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. See Note 14. Commitments and Contingencies in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein. in our Unaudited Condensed Consolidated Financial Statements contained herein for more information on our commitments. If demand for our products does not continue at current levels, we might not be able to use all of the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain sufficient raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand.
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
We currently have unfunded obligations in the HiTek Power pension plan. The extent of future contributions to the pension plan depends heavily on market factors such as the discount rate used to calculate our future obligations and the actual return on plan assets which enable future payments. We estimate future contributions to the plan using assumptions with respect to these and other items. While we are obligated to contribute $1.0 million per year through 2024 and our management believes that these assumptions are appropriate, changes to those assumptions could have a significant effect on future contributions. Additionally, a material deterioration in the funded status of the plan could increase pension expenses and reduce our profitability. See Note 12. Pension Liability in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
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
Sales to our customers outside the United States were approximately 32.9% and 34.8% of our total sales for the nine months ended September 30, 2016 and 2015, respectively. The recent acquisitions of the power controls modules, and high voltage product lines have increased our presence in international locations. India is becoming a focus of possible expansion for sales, research and development, and manufacturing. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•	our ability to develop and maintain relationships with suppliers and other local businesses;

•	compliance with product safety requirements and standards that are different from those of the United States;

•	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;

•	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $14.5 million in accounts receivable from foreign customers as of September 30, 2016; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
Our profitability and ability to implement our business strategies, maintain market share and compete successfully in international markets will be compromised if we are unable to manage these and other international risks successfully.
Globalization of sales increases risk of compliance with policy.
We operate in an increasingly complex sales environment around the world which places greater importance on our global control environment and imposes additional oversight risk. Such increased complexity could adversely affect our operating results by increasing compliance costs in the near-term and by increasing the risk of control failures in the event of non-compliance.
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
We currently have $43.6 million of goodwill and $30.2 million in intangible assets at September 30, 2016. We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
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
Increased governmental action on income tax regulations could negatively impact our business.
International governments have heightened their review and scrutiny of multinational businesses like ours which could increase our compliance costs and future tax liability to those governments. As governments continue to look for ways to increase their revenue streams they could increase audits of companies to accelerate the recovery of monies perceived as owed to them under current or past regulations. Such an increase in audit activity could have a negative impact on companies which operate internationally, as we do.
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
Changes in the US Political environment could negatively impact our business.
The upcoming Presidential and congressional elections in the United States could result in significant changes, or uncertainty, in governmental policies, regulatory environments and many other factors and conditions, some of which could adversely impact our global operations in the near and long term, including but not limited to changes to existing trade agreements, import and export regulations, tariffs and customs duties, income tax regulations and other broader market impacts that would create volatility in the markets we operate in and exchange rates. To the extent that the results of the upcoming election cycle have a negative impact on our markets, it may materially and adversely impact our business, results of operations and financial condition in the periods to come.
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

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	October 31, 2016	/s/ Thomas Liguori
Thomas Liguori
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.