Form 10-Q
period 2017-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2017-05-01
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 24, 2017 there were 39,773,181 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$317,949	$281,953
Marketable securities	4,761	4,737
Accounts receivable, net of allowances of $2,040 and $1,943, respectively	76,844	75,667
Inventories	64,626	55,770
Income taxes receivable	1,095	1,482
Other current assets	9,359	9,324
Current assets of discontinued operations	8,177	9,401
Total current assets	482,811	438,334
Deposits and other assets	2,056	1,835
Property and equipment, net	13,795	13,337
Goodwill	42,544	42,125
Intangible assets, net	27,394	28,071
Deferred income tax assets	32,280	32,197
Non-current assets of discontinued operations	15,631	15,630
TOTAL ASSETS	$616,511	$571,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,192	$46,255
Income taxes payable	4,684	1,778
Accrued payroll and employee benefits	9,784	13,230
Customer deposits	6,643	5,774
Other accrued expenses	16,821	14,590
Current liabilities of discontinued operations	10,987	13,419
Total current liabilities	99,111	95,046
Deferred income tax liabilities	1,026	1,008
Uncertain tax positions	3,107	2,538
Long term deferred revenue	38,351	39,170
Other long-term liabilities	20,960	20,536
Non-current liabilities of discontinued operations	19,630	21,157
Total liabilities	182,185	179,455
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,773 and 39,712 issued and outstanding, respectively	40	40
Additional paid-in capital	205,308	203,603
Retained earnings	232,899	195,364
Accumulated other comprehensive income	(3,921)	(6,933)
Total stockholders’ equity	434,326	392,074
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$616,511	$571,529
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Sales:
Product	$128,827	$86,293
Services	20,524	16,751
Total sales	149,351	103,044
Cost of sales:
Product	60,117	40,815
Services	10,403	8,769
Total cost of sales	70,520	49,584
Gross profit	78,831	53,460
Operating expenses:
Research and development	12,503	10,765
Selling, general and administrative	22,098	18,016
Amortization of intangible assets	962	1,058
Total operating expenses	35,563	29,839
Operating income	43,268	23,621
Other (expense) income, net	(3,208)	357
Income from continuing operations before income taxes	40,060	23,978
Provision for income taxes	4,619	3,758
Income from continuing operations	35,441	20,220
Income from discontinued operations, net of income taxes	2,094	2,061
Net income	$37,535	$22,281

Basic weighted-average common shares outstanding	39,738	39,814
Diluted weighted-average common shares outstanding	40,179	40,100

Earnings per share:
Continuing operations:
Basic earnings per share	$0.89	$0.51
Diluted earnings per share	$0.88	$0.50
Discontinued operations:
Basic earnings per share	$0.05	$0.05
Diluted earnings per share	$0.05	$0.05
Net income:
Basic earnings per share	$0.94	$0.56
Diluted earnings per share	$0.93	$0.56

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$37,535	$22,281
Other comprehensive income, net of tax:
Foreign currency translation adjustment	3,028	578
Unrealized gain (losses) on marketable securities	—	9
Minimum benefit retirement liability	(16)	12
Comprehensive income	$40,547	$22,880

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,535	$22,281
Income from discontinued operations, net of income taxes	2,094	2,061
Income from continuing operations, net of income taxes	35,441	20,220

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,987	2,043
Stock-based compensation expense	3,398	1,429
Loss on foreign exchange hedge	3,489	—
Net loss on disposal of assets	65	213
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(431)	(11,552)
Inventories	(8,047)	(6,550)
Other current assets	(1,109)	(1,527)
Accounts payable	5,194	9,126
Other current liabilities and accrued expenses	(614)	(2,496)
Income taxes	3,286	1,692
Net cash provided by operating activities from continuing operations	42,659	12,598
Net cash used in operating activities from discontinued operations	(2,453)	(741)
Net cash provided by operating activities	40,206	11,857
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(114)
Proceeds from sale of marketable securities	1	4,471
Purchase of foreign exchange hedge	(3,489)	—
Purchases of property and equipment	(1,392)	(1,338)
Net cash (used in) provided by investing activities from continuing operations	(4,880)	3,019
Net cash used in investing activities from discontinued operations	—	—
Net cash (used in) provided by investing activities	(4,880)	3,019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds related to stock-based award activities	(1,692)	1,128
Other financing activities	4	(1)
Net cash (used in) provided by financing activities from continuing operations	(1,688)	1,127
Net cash used in financing activities from discontinued operations	—	(24)
Net cash (used in) provided by financing activities	(1,688)	1,103
EFFECT OF CURRENCY TRANSLATION ON CASH	1,133	(489)
INCREASE IN CASH AND CASH EQUIVALENTS	34,771	15,490
CASH AND CASH EQUIVALENTS, beginning of period	289,517	169,720
CASH AND CASH EQUIVALENTS, end of period	324,288	185,210
Less cash and cash equivalents from discontinued operations	6,339	8,910
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$317,949	$176,300
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$55
Cash paid for income taxes	918	1,483
Cash received for refunds of income taxes	396	187
Cash held in banks outside the United States	239,553	121,028

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
In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2017, and the results of our operations and cash flows for the three months ended March 31, 2017 and 2016.
The Unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other financial information filed with the SEC.
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
CRITICAL ACCOUNTING POLICIES
Our accounting policies are described in our audited Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Advanced Energy has established a cross-functional implementation team to analyze its current portfolio of customer contracts. The implementation team is also responsible for identifying and implementing changes to existing business processes, controls, and systems in order to support revenue recognition and disclosure under the new standard. Based on our preliminary review of our customer contracts, we expect that revenue with the majority of our customers will continue to be recognized at a point in time, generally upon shipment of products, consistent with our current revenue recognition model. Upon adoption of ASC 606, however, we also believe some of our revenue from sales of products and services to customers will be recognized over time, rather than at a point in time, due to the terms of certain customer contracts. As such, various balance sheet line items will be impacted. As such, Advanced Energy believes the adoption of ASC606 will have an impact on both the timing of revenue recognition and various line items within the Consolidated Balance Sheet.
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
In December 2015, we completed the wind down of engineering, manufacturing and sales of our solar inverter product line (the "inverter business"). Accordingly, the results of our inverter business has been reflected as “Income from discontinued operations, net of income taxes” on our Unaudited Condensed Consolidated Statements of Operations for all periods presented herein.
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
The items included in "Income from discontinued operations, net of income taxes" are as follows:

	Three Months Ended March 31,
	2017	2016
Sales	$—	$—
Cost of sales	(828)	(707)
Total operating expenses (including restructuring)	(1,120)	(1,427)
Operating income from discontinued operations	1,948	2,134
Other income	163	369
Income from discontinued operations before income taxes	2,111	2,503
Provision for income taxes	17	442
Income from discontinued operations, net of income taxes	$2,094	$2,061

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Assets and Liabilities of discontinued operations within the Condensed Consolidated Balance Sheets are comprised of the following:

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$6,339	$7,564
Accounts and other receivables, net	1,333	1,670
Inventories	505	167
Current assets of discontinued operations	$8,177	$9,401

Other assets	$71	$70
Deferred income tax assets	15,560	15,560
Non-current assets of discontinued operations	$15,631	$15,630

Accounts payable and other accrued expenses	$2,415	$3,684
Accrued warranty	8,360	9,254
Accrued restructuring	212	481
Current liabilities of discontinued operations	$10,987	$13,419

Accrued warranty	$19,422	$20,976
Other liabilities	208	181
Non-current liabilities of discontinued operations	$19,630	$21,157

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended March 31,
	2017	2016
Income from continuing operations before income taxes	$40,060	$23,978
Provision for income taxes	4,619	3,758
Effective tax rate	11.5%	15.7%
The effective tax rates for the three months ended March 31, 2017 and 2016 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three months ended March 31, 2017 and 2016, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Income from continuing operations, net of income taxes	$35,441	$20,220

Basic weighted-average common shares outstanding	39,738	39,814
Assumed exercise of dilutive stock options and restricted stock units	441	286
Diluted weighted-average common shares outstanding	40,179	40,100
Continuing operations:
Basic earnings per share	$0.89	$0.51
Diluted earnings per share	$0.88	$0.50
The following stock options and restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock options	—	164
Restricted stock units	1	3
Stock Buyback
In September 2015 our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. As of April 24, 2017, we have $100 million remaining for the repurchase of shares.

NOTE 5.	MARKETABLE SECURITIES AND ASSETS MEASURED AT FAIR VALUE
Our investments with original maturities of more than three months at time of purchase and that are intended to be held for no more than 12 months, are considered marketable securities available for sale.
Our marketable securities consist entirely of certificates of deposit as follows:

	March 31,		December 31,
	2017		2016
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$4,759	$4,761	$4,735	$4,737
The maturities of our marketable securities available for sale as of March 31, 2017 are as follows:

	Earliest		Latest
Certificates of deposit	4/10/2017	to	10/25/2017
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of March 31, 2017, we do not believe any of the underlying issuers of our marketable securities are at risk of default.
The following tables present information about our marketable securities measured at fair value, on a recurring basis, as of March 31, 2017 and December 31, 2016. The tables indicate the fair value hierarchy of the valuation techniques utilized to

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

determine fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of March 31, 2017 and December 31, 2016.

March 31, 2017	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$4,761	$—	$4,761

December 31, 2016	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$4,737	$—	$4,737
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three months ended March 31, 2017.

NOTE 6.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We attempt to mitigate these risks through the use of derivative financial instruments, primarily forward currency exchange rate contracts. During the three months ended March 31, 2017 and 2016, we entered into currency exchange rate forward contracts to attempt to mitigate the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges for accounting purposes; however, they tend to offset the fluctuations of our intercompany debt due to foreign currency exchange rate changes. These forward contracts are typically for one month periods. At March 31, 2017 we had outstanding Euro forward contracts. We did not have any currency exchange rate contracts outstanding as of December 31, 2016.
The notional amount of foreign currency exchange contracts at March 31, 2017 was $8.6 million and the fair value of these contracts was not significant at March 31, 2017.
During the three months ended March 31, 2017 and 2016 the gains and losses recorded related to the foreign currency exchange contracts are as follows:

	Three Months Ended March 31,
	2017	2016
Foreign currency gain (loss) from foreign currency exchange contracts	$39	$(1,001)
These gains and losses were offset by corresponding gains and losses on the revaluation of the underlying intercompany debt and both are included as a component of Other (expense) income, net, in our Unaudited Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2017 we entered into a foreign currency exchange rate forward contract at a cost of $3.5 million, to mitigate the exchange rate risk associated with a planned acquisition which was not consummated. This derivative instrument was designated as a hedge for accounting purposes. The hedge expired upon maturity and is no longer outstanding at March 31, 2017. The cost of the forward contract is recorded as a component of Other (expense) income, net in our Condensed Consolidated Statement of Operations.

NOTE 7.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of Inventories are as follows:

	March 31,	December 31,
	2017	2016
Parts and raw materials	$47,296	$43,278
Work in process	9,223	5,292
Finished goods	8,107	7,200
Inventories	$64,626	$55,770

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 8.	PROPERTY AND EQUIPMENT
Property and equipment are as follows:

	March 31,	December 31,
	2017	2016
Buildings and land	$1,706	$1,581
Machinery and equipment	33,467	32,743
Computer and communication equipment	24,989	24,637
Furniture and fixtures	1,333	1,267
Vehicles	340	357
Leasehold improvements	15,899	15,546
Construction in process	852	644
	78,586	76,775
Less: Accumulated depreciation	(64,791)	(63,438)
Property and equipment, net	$13,795	$13,337
Depreciation expense included in our income from continuing operations, is as follows:

	Three Months Ended March 31,
	2017	2016
Depreciation expense	$1,025	$985

NOTE 9.	GOODWILL
The following summarizes the changes in goodwill during the three months ended March 31, 2017:

	March 31, 2017	Effect of Changes in Exchange Rates	December 31, 2016
Goodwill	$42,544	$419	$42,125
NOTE 10.INTANGIBLE ASSETS
Other intangible assets subject to amortization consisted of the following as of March 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology-based	$11,786	$(4,024)	$7,762
Customer relationships	26,877	(8,173)	18,704
Trademarks and other	2,250	(1,322)	928
Total amortizable intangibles	$40,913	$(13,519)	$27,394

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Other intangible assets subject to amortization consisted of the following as of December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology-based	$11,643	$(3,673)	$7,970
Customer relationships	26,608	(7,451)	19,157
Trademarks and other	2,223	(1,279)	944
Total amortizable intangibles	$40,474	$(12,403)	$28,071
Amortization expense relating to other intangible assets included in our income from continuing operations is as follows:

	Three Months Ended March 31,
	2017	2016
Amortization expense	$962	$1,058
Amortization expense related to intangibles for each of the five years 2017 (remaining) through 2021 and thereafter is as follows:

Year Ending December 31,
2017 (remaining)	$2,866
2018	3,816
2019	3,799
2020	3,179
2021	3,083
Thereafter	10,651
$27,394

NOTE 11.	WARRANTIES
Provisions of our sales agreements include customary product warranties, ranging from 12 months to 24 months following installation. The estimated cost of warranties is recorded when revenue is recognized and is based upon historical experience by product, configuration and geographic region.
We establish accruals for our warranty obligations that are probable to result in future costs. The warranty accrual is included in our Other accrued expenses in our balance sheet. Changes in our product warranty accrual were as follows:

	Three Months Ended March 31,
	2017	2016
Balances at beginning of period	$2,329	$1,633
Increases to accruals	2,181	396
Warranty expenditures	(389)	(279)
Effect of changes in currency exchange rates	5	—
Balances at end of period	$4,126	$1,750

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 12.	PENSION LIABILITY
In connection with the HiTek acquisition on April 12, 2014, we acquired the HiTek Power Limited Pension Scheme ("HPLPS"). The HPLPS has been closed to new participants and additional accruals since 2006. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We are committed to make annual fixed payments of $0.8 million into the HPLPS through April 30, 2024, and then $1.7 million from May 1, 2024 through November 30, 2033.
The net pension liability is included in Other long-term liabilities in our balance sheet as follows:

	March 31,	December 31,
	2017	2016
Pension liability	$18,804	$18,836
The components of the net periodic pension expense for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Net periodic (benefit) expense:
Expected return on plan assets	$(140)	$(132)
Interest cost	264	256
Amortization of actuarial gains and losses	70	87
Net periodic expense	$194	$211

NOTE 13.	STOCK-BASED COMPENSATION
We have reserved a total of 2.7 million shares of Advanced Energy’s common stock for issuance under the 2008 Omnibus Incentive Plan. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under this Plan may be issued as performance based awards to align compensation awards to the attainment of annual or long-term performance goals. As of March 31, 2017, there were 1.7 million shares available for grant under the 2008 Omnibus Incentive Plan.
Stock option awards are granted with an exercise price equal to the market price of our stock at the date of grant and have either a time based vesting schedule of three or four years, or a performance based vesting schedule based upon achievement of organizational performance goals over a three year period, and a term of 10 years. The fair value of each award was estimated on the date of grant using the Black-Scholes-Merton option pricing model.
Restricted stock units (“RSU’s”) are granted with either a time based vesting schedule of three or four years, or a performance based vesting schedule based upon achievement of organizational performance goals over a three year period. The fair value of each RSU is determined based upon the closing fair market value of our common stock on the grant date.
We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense	$3,398	$1,429

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

A summary of activity for stock option awards during the three months ended March 31, 2017 is as follows:

	Number of Options	Weighted-Average Exercise Price per Share
Options outstanding at beginning of period	474	$17.47
Options granted	—	$—
Options exercised	(16)	$12.57
Options forfeited	(4)	$18.19
Options outstanding at end of period	454	$17.63
A summary of activity for RSU awards for the three months ended March 31, 2017 is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance at beginning of period	354	$29.60
RSUs granted	209	$61.50
RSUs vested	(75)	$30.92
RSUs forfeited	(5)	$30.61
Balance at end of period	483	$43.21

NOTE 14.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of March 31, 2017 is approximately $92.5 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three months ended March 31, 2017.

NOTE 15.	RELATED PARTY TRANSACTIONS
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. Sales to our related party customers for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Sales to related parties	$577	$114
Number of related party customers	1	3
Our accounts receivable balance from related party customers with outstanding balances as of March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
	2017	2016
Accounts receivable from related parties	$242	$—
Number of related party customers	1	—

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 16.	SIGNIFICANT CUSTOMER INFORMATION
The following table summarizes sales, and percentages of sales, by customers which individually accounted for 10% or more of sales for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	% of Total Sales	2016	% of Total Sales
Applied Materials, Inc.	$54,518	36.5%	$33,772	32.8%
LAM Research	32,016	21.4%	21,966	21.3%
The following table summarizes the accounts receivable balances, and percentages of the total accounts receivables, for customers which individually accounted for 10% or more of accounts receivables as of March 31, 2017 and December 31, 2016:

	March 31,		December 31,
	2017		2016
Applied Materials, Inc.	$35,745	46.5%	$31,078	41.1%
LAM Research	7,603	9.9%	14,317	18.9%
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
For additional information regarding factors that may affect our actual financial condition, results of operations and accuracy of our forward-looking statements, see the information under the caption "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2016. We undertake no obligation to revise or update any forward-looking statements for any reason.
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

Results of Continuing Operations
The following table sets forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
	2017		2016
Sales	$149,351	100.0%	$103,044	100.0%
Gross profit	78,831	52.8	53,460	51.9
Operating expenses	35,563	23.8	29,839	29.0
Operating income from continuing operations	43,268	29.0	23,621	22.9
Other (expense) income, net	(3,208)	(2.2)	357	0.3
Income from continuing operations before income taxes	40,060	26.8	23,978	23.2
Provision for income taxes	4,619	3.1	3,758	3.6
Income from continuing operations, net of income taxes	$35,441	23.7%	$20,220	19.6%
SALES
The following tables set forth sales, and percentage of sales, by product group for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	% of Total Sales	2016	% of Total Sales	Increase/ (Decrease)	Percent Change

Semiconductor capital equipment	$104,648	70.1%	$69,746	67.7%	$34,902	50.0%
Industrial capital equipment	24,179	16.2	16,547	16.1	7,632	46.1%
Global service	20,524	13.7	16,751	16.2	3,773	22.5%
Total sales	$149,351	100.0%	$103,044	100.0%	$46,307	44.9%
Total Sales
Sales increased $46.3 million, or 44.9%, to $149.4 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 and increased $14.0 million, or 10.3% as compared to the three months ended December 31, 2016. The increase in sales for both periods is primarily due to demand in the semiconductor market driven by accelerated demand and strength in etch, as well continued growth in global services.
Sales in the semiconductor market increased $34.9 million, or 50.0% for the three months ending March 31, 2017 as compared to the three months ended March 31, 2016 and increased $7.8 million, or 8.1% as compared to the three months ended December 31, 2016. Our growth in the semiconductor market has been fueled by our leadership in etch applications, specifically related to advanced memory and transition to 3DNAND, along with advances in logic technology. Sales growth in each of the periods is driven primarily by recent program wins which have moved into production and delivery.
Sales in the industrial capital equipment markets increased $7.6 million, or 46.1% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 and increased $5.1 million, or 26.9% as compared to the three months ended December 31, 2016. The increase in sales is primarily due to the expansion of advanced coating applications. The industrial markets we serve include solar panel, flat panel display, power control modules, data storage, architectural glass, high voltage and other industrial manufacturing markets. Our customers in these markets are primarily global and regional original equipment manufacturers.
Global service sales increased $3.8 million, or 22.5%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 and increased $1.1 million, or 5.5% as compared to the three months ended December 31, 2016. The increase in global service sales in both periods is due to share gains and growth in the installed base.

Backlog
Our backlog was $91.9 million at March 31, 2017 as compared to $69.2 million at December 31, 2016. Backlog remains strong primarily due to increased demand in the semiconductor and industrial thin film markets.
GROSS PROFIT
For the three months ended March 31, 2017, gross profit was $78.8 million, or 52.8% of sales as compared to gross profit of $53.5 million, or 51.9% of sales, for the same period in 2016. The increase in gross profit is primarily attributable to increased volume as the semiconductor capital equipment market remains strong.
OPERATING EXPENSE
Operating expenses increased $5.7 million to $35.6 million, or 23.8% of sales, for the three months ending March 31, 2017 from $29.8 million, or 29.0% of sales for the same period in 2016.
The following table summarizes our operating expenses as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2017		2016
Research and development	$12,503	8.4%	$10,765	10.5%
Selling, general, and administrative	22,098	14.8	18,016	17.5
Amortization of intangible assets	962	0.6	1,058	1.0
Total operating expenses	$35,563	23.8%	$29,839	29.0%
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
Research and development expenses increased $1.7 million to $12.5 million, or 8.4% of sales, for the three months ended March 31, 2017 from $10.8 million, or 10.5% of sales, for the same period in 2016. The increase in research and development expense is due to our investment in new programs to maintain and increase our technological leadership to provide solutions to our customers' evolving needs.
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
Selling, general and administrative expenses increased $4.1 million to $22.1 million, or 14.8% of sales for the three months ended March 31, 2017 from $18.0 million, or 17.5% of sales, in the same period in 2016. The increase is primarily driven by higher stock based compensation, performance bonus, and costs associated with business development.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expense), net was a loss of $3.2 million for the three months ended March 31, 2017, as compared to a gain of $0.4 million for the same period in 2016. The loss for the three months ended March 31, 2017 was primarily the cost of a currency option that we entered into for a potential offshore acquisition that we have decided not to consummate.

Provision for Income Taxes
We recorded an income tax provision for the three months ended March 31, 2017 of $4.6 million compared to $3.8 million for the three months ended March 31, 2016. Effective tax rates are 11.5% for the three months ended March 31, 2017 and 15.7% for the three months ended March 31, 2016.
The effective tax rates for the three months ended March 31, 2017 and 2016 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates. Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.
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
Income from discontinued operations, net of income taxes are as follows:

	Three Months Ended March 31,
	2017	2016
Sales	$—	$—
Cost of sales	(828)	(707)
Total operating income (including restructuring)	(1,120)	(1,427)
Operating income from discontinued operations	1,948	2,134
Other income	163	369
Income from discontinued operations before income taxes	2,111	2,503
Provision for income taxes	17	442
Income from discontinued operations, net of income taxes	$2,094	$2,061
Operating income from discontinued operations for the three months ended March 31, 2017 and 2016 reflects the recovery of accounts receivable previously reserved for and the release of product warranty liability.
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

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended
	March 31,
	2017	2016
Gross Profit from continuing operations, as reported	$78,831	$53,460
Operating expenses from continuing operations, as reported	35,563	29,839
Adjustments:
Stock-based compensation	(3,398)	(1,429)
Amortization of intangible assets	(962)	(1,058)
Non-GAAP operating expenses from continuing operations	31,203	27,352
Non-GAAP operating income from continuing operations	$47,628	$26,108
	31.9%	25.3%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items	Three Months Ended
	March 31,
	2017	2016
Income from continuing operations, net of income taxes, as reported	$35,441	$20,220
Adjustments:
Stock-based compensation	3,398	1,429
Amortization of intangible assets	962	1,058
Loss on foreign exchange hedge	3,489	—
Tax effect of non-GAAP adjustments	(1,396)	(655)
Non-GAAP income from continuing operations, net of income taxes	$41,894	$22,052
Non-GAAP diluted earnings per share	$1.04	$0.55
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
At March 31, 2017, we had $322.7 million in cash, cash equivalents, and marketable securities. We believe that our current and available cash levels, as well as our cash flows from future operations, will be adequate to meet anticipated working capital needs, levels of capital expenditures, and contractual obligations for the next twelve months. We may seek additional financing from time to time.
In September 2015 our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. As of April 24, 2017, we have $100 million remaining for the repurchase of shares.

CASH FLOWS
A summary of our cash provided by and (used in) operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities from continuing operations	$42,659	$12,598
Net cash used in operating activities from discontinued operations	(2,453)	(741)
Net cash provided by operating activities	40,206	11,857

Net cash (used in) provided by investing activities from continuing operations	(4,880)	3,019
Net cash used in investing activities from discontinued operations	—	—
Net cash (used in) provided by investing activities	(4,880)	3,019

Net cash (used in) provided by financing activities from continuing operations	(1,688)	1,127
Net cash used in financing activities from discontinued operations	—	(24)
Net cash (used in) provided by financing activities	(1,688)	1,103

EFFECT OF CURRENCY TRANSLATION ON CASH	1,133	(489)
INCREASE IN CASH AND CASH EQUIVALENTS	34,771	15,490
CASH AND CASH EQUIVALENTS, beginning of period	289,517	169,720
CASH AND CASH EQUIVALENTS, end of period	324,288	185,210
Less cash and cash equivalents from discontinued operations	6,339	8,910
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$317,949	$176,300
2017 CASH FLOWS COMPARED TO 2016
Net cash provided by operating activities
Net cash provided by operating activities for the three months ended March 31, 2017 was $40.2 million, as compared to $11.9 million for the same period in 2016. The increase of $28.3 million in net cash flows from operating activities is primarily due to improved earnings from operations partially offset by investment in inventory to fund our growth.
Net cash (used in) provided by investing activities
Net cash (used in) provided by investing activities for the three months ended March 31, 2017 was $(4.9) million, as compared to $3.0 million the three months ended March 31, 2016 which included $4.5 million of proceeds from marketable securities.
Net cash (used in) provided by financing activities
Net cash (used in) provided by financing activities for the three months ended March 31, 2017 was $(1.7) million, as compared to $1.1 million for the three months ended March 31, 2016. This is due to a decrease in proceeds from the exercise of stock options coupled with a year over year increase in the repurchase of shares in order to settle taxes due to stock compensation transactions.
Effect of currency translation on cash
During the three months ended March 31, 2017, currency translation had a $1.1 million favorable impact at March 31, 2017 as compared to a $0.5 million unfavorable impact at March 31, 2016. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New

Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the three months ended March 31, 2017 and 2016 are as follows:

		Three Months Ended March 31,
From	To	2017	2016
CAD	USD	0.8%	6.6%
CHF	USD	1.8%	4.3%
CNY	USD	0.8%	0.7%
EUR	USD	1.5%	4.9%
GBP	USD	1.2%	(2.5)%
INR	USD	4.8%	(0.7)%
JPY	USD	4.7%	6.9%
KRW	USD	7.9%	2.3%
TWD	USD	6.3%	2.1%
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1. Operation and Summary of Significant Accounting Policies and Estimates to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
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
As of March 31, 2017, our investments consisted of certificates of deposit, with maturities of less than 1 years (see Note 5. Marketable Securities and Assets Measured at Fair Value in Part 1, Item 1 "Unaudited Condensed Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by a negligible amount.
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
See the "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2016.

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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three months ended March 31, 2017. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Our ten largest customers accounted for 72.2% and 66.4% of our sales for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, sales to Applied Materials, Inc. and Lam Research were $54.5 million and $32.0 million, respectively. During the three months ended March 31, 2016 sales to Applied Materials, Inc., and Lam Research were $33.8 million and $22.0 million, respectively. A significant decline in sales from either or both of these customers, or the Company's inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.
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
Sales to our customers outside the United States were approximately 29.9% and 32.2% of our total sales for the three months ended March 31, 2017 and 2016. The recent acquisitions of the power controls modules, and high voltage product lines have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•	our ability to develop and maintain relationships with suppliers and other local businesses;

•	compliance with product safety requirements and standards that are different from those of the United States;

•	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;

•	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $23.4 million in accounts receivable from foreign customers as of March 31, 2017; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
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
Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. In recent years, we have experienced increased warranty costs for our legacy inverter product lines, which is reflected in "Income from discontinued operations, net of income taxes." See Note 2. Discontinued Operations in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
Unfavorable currency exchange rate fluctuations may lead to lower operating margins, or may cause us to raise prices, which could result in reduced sales.
Currency exchange rate fluctuations could have an adverse effect on our sales and results of operations and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency in which they receive payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. Given recent acquisitions in Europe, our exposure to fluctuations in the value of the Euro is becoming more significant. From time to time, we enter into forward exchange contracts and local currency purchased options to reduce currency exposures related to likely or pending transactions including those arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could materially and adversely affect our results of operations.

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our sales, operations and financial results. In particular, our operations in the U.K. may be adversely affected by extreme fluctuations in the UK exchange rates. Moreover, the imposition of any import restrictions and duties levied on our UK products as imported for E.U. customers may make our products more expensive for such customers and less competitive from a pricing perspective.
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
In the past, we have made strategic acquisitions of other corporations and entities, as well as asset purchases, and we continue to evaluate potential strategic acquisitions of complementary companies, products, and technologies. We have also divested businesses. In the future, we could:

•	issue stock that would dilute our current stockholders' percentage ownership;

•	pay cash that would decrease our working capital;

•	incur debt;

•	assume liabilities; or

•	incur expenses related to impairment of goodwill and amortization.

•	Acquisitions and divestitures also involve numerous risks, including:

•	problems combining or separating the acquired/divested operations, systems, technologies, or products;

•	an inability to realize expected sales forecasts, operating efficiencies or product integration benefits;

•	difficulties in coordinating and integrating geographically separated personnel, organizations, systems, and facilities;

•	difficulties integrating business cultures;

•	unanticipated costs or liabilities;

•	diversion of management's attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	potential loss of key employees, particularly those of purchased organizations;

•	incurring unforeseen obligations or liabilities in connection with either acquisitions or divestitures; and

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
As of March 31, 2017, we have $42.5 million of goodwill and $27.4 million in intangible assets. We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
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

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	May 1, 2017	/s/ Thomas Liguori
Thomas Liguori
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.