Form 10-Q
period 2017-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2017-07-31
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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

As of July 24, 2017 there were 39,942,723 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$358,937	$281,953
Restricted cash, related to acquisition	17,732	—
Marketable securities	4,096	4,737
Accounts receivable, net of allowances of $1,955 and $1,943, respectively	60,791	75,667
Inventories	75,557	55,770
Income taxes receivable	2,047	1,482
Other current assets	9,930	9,324
Current assets of discontinued operations	8,058	9,401
Total current assets	537,148	438,334
Deposits and other assets	2,046	1,835
Property and equipment, net	14,537	13,337
Goodwill	44,006	42,125
Intangible assets, net	27,399	28,071
Deferred income tax assets	32,328	32,197
Non-current assets of discontinued operations	15,631	15,630
TOTAL ASSETS	$673,095	$571,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,430	$46,255
Income taxes payable	4,369	1,778
Accrued payroll and employee benefits	13,977	13,230
Customer deposits	5,916	5,774
Other accrued expenses	21,553	14,590
Current liabilities of discontinued operations	9,185	13,419
Total current liabilities	104,430	95,046
Deferred income tax liabilities	1,076	1,008
Uncertain tax positions	4,287	2,538
Long term deferred revenue	37,743	39,170
Other long-term liabilities	21,931	20,536
Non-current liabilities of discontinued operations	18,240	21,157
Total liabilities	187,707	179,455
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,943 and 39,712 issued and outstanding, respectively	40	40
Additional paid-in capital	208,979	203,603
Retained earnings	278,951	195,364
Accumulated other comprehensive loss	(2,582)	(6,933)
Total stockholders’ equity	485,388	392,074
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$673,095	$571,529
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales:
Product	$143,288	$100,752	$272,115	$187,045
Services	22,584	18,013	43,108	34,764
Total sales	165,872	118,765	315,223	221,809
Cost of sales:
Product	66,491	47,334	126,608	88,149
Services	12,240	9,385	22,643	18,154
Total cost of sales	78,731	56,719	149,251	106,303
Gross profit	87,141	62,046	165,972	115,506
Operating expenses:
Research and development	14,610	11,266	27,113	22,031
Selling, general and administrative	23,790	19,377	45,888	37,393
Amortization of intangible assets	974	1,074	1,936	2,132
Total operating expenses	39,374	31,717	74,937	61,556
Operating income	47,767	30,329	91,035	53,950
Other (expense) income, net	(83)	836	(3,291)	1,193
Income from continuing operations	47,684	31,165	87,744	55,143
Provision for income taxes	1,811	3,911	6,430	7,669
Income from continuing operations, net of income taxes	45,873	27,254	81,314	47,474
Income from discontinued operations, net of income taxes	179	3,277	2,273	5,338
Net income	$46,052	$30,531	$83,587	$52,812

Basic weighted-average common shares outstanding	39,849	39,672	39,793	39,750
Diluted weighted-average common shares outstanding	40,250	39,969	40,212	40,046

Earnings per share:
Continuing operations:
Basic earnings per share	$1.15	$0.69	$2.04	$1.19
Diluted earnings per share	$1.14	$0.68	$2.02	$1.19
Discontinued operations:
Basic earnings per share	$—	$0.08	$0.06	$0.13
Diluted earnings per share	$—	$0.08	$0.06	$0.13
Net income:
Basic earnings per share	$1.16	$0.77	$2.10	$1.33
Diluted earnings per share	$1.14	$0.76	$2.08	$1.32

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$46,052	$30,531	$83,587	$52,812
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,498	(314)	4,526	263
Unrealized (loss) gain on marketable securities	(21)	1	(21)	10
Minimum benefit retirement liability	(138)	(36)	(154)	(24)
Comprehensive income	$47,391	$30,182	$87,938	$53,061

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,587	$52,812
Income from discontinued operations, net of income taxes	2,273	5,338
Income from continuing operations, net of income taxes	81,314	47,474

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,219	4,045
Stock-based compensation expense	7,254	2,998
Loss on foreign exchange hedge	3,489	—
Net loss on disposal of assets	65	213
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	16,045	(10,743)
Inventories	(18,593)	(6,632)
Other current assets	(2,013)	(266)
Accounts payable	4,596	9,616
Other current liabilities and accrued expenses	8,183	(172)
Income taxes	2,054	1,551
Net cash provided by operating activities from continuing operations	106,613	48,084
Net cash used in operating activities from discontinued operations	(6,396)	(4,563)
Net cash provided by operating activities	100,217	43,521
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(19)	(745)
Proceeds from sale of marketable securities	723	6,921
Restricted cash, related to acquisition	(17,732)	—
Purchase of foreign exchange hedge	(3,489)	—
Purchases of property and equipment	(3,408)	(2,865)
Net cash (used in) provided by investing activities from continuing operations	(23,925)	3,311
Net cash used in investing activities from discontinued operations	—	—
Net cash (used in) provided by investing activities	(23,925)	3,311
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds related to stock-based award activities	(1,877)	1,621
Other financing activities	3	(2)
Net cash (used in) provided by financing activities from continuing operations	(1,874)	1,619
Net cash used in financing activities from discontinued operations	—	(24)
Net cash (used in) provided by financing activities	(1,874)	1,595
EFFECT OF CURRENCY TRANSLATION ON CASH	1,216	(729)
INCREASE IN CASH AND CASH EQUIVALENTS	75,634	47,698
CASH AND CASH EQUIVALENTS, beginning of period	289,517	169,720
CASH AND CASH EQUIVALENTS, end of period	365,151	217,418
Less cash and cash equivalents from discontinued operations	6,214	8,145
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$358,937	$209,273
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$105
Cash paid for income taxes	3,131	3,818
Cash received for refunds of income taxes	856	315
Cash held in banks outside the United States	228,586	140,556
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
In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2017, the results of our operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" and has subsequently issued several supplemental and/or clarifying ASUs (collectively known as "ASC 606"). ASC 606 implements a five step model for how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal periods beginning after December 15, 2017 and for the interim periods within that year.
Advanced Energy has established a cross-functional implementation team to analyze its current portfolio of customer contracts. We have completed the disaggregation of the related sales order data and have begun testing contract elements and considering supporting software applications. The implementation team is also responsible for identifying and implementing changes to existing business processes, controls, and systems in order to support revenue recognition and disclosure under the new standard. Based on our preliminary review of our customer contracts, we expect that revenue with the majority of our customers will continue to be recognized at a point in time, generally upon shipment of products, consistent with our current revenue recognition model. Upon adoption of ASC 606, however, we also believe some of our revenue from sales of products and services to customers will be recognized over time, rather than at a point in time, due to the terms of certain customer contracts. As such, various balance sheet line items will be impacted. Advanced Energy believes the adoption of ASC606 will have an impact on both the timing of revenue recognition and various line items within the Consolidated Balance Sheet.
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
The effect of extended inverter warranty sales to our customers continues to be reflected in deferred revenue in our Unaudited Condensed Consolidated Balance Sheets. Deferred revenue for extended inverter warranties and the associated costs of warranty service will be reflected in Sales and Cost of goods sold, respectively, from continuing operations in future periods in our Consolidated Statement of Operations, as the deferred revenue is earned and the associated services are rendered. Extended warranties related to the inverter product line are no longer offered.
The items included in "Income from discontinued operations, net of income taxes" are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$—	$—	$—	$—
Cost of sales	(69)	(1,716)	(897)	(2,423)
Total operating income (including restructuring)	(26)	(859)	(1,146)	(2,286)
Operating income from discontinued operations	95	2,575	2,043	4,709
Other income (loss)	214	(30)	377	339
Income from discontinued operations before income taxes	309	2,545	2,420	5,048
Provision (benefit) for income taxes	130	(732)	147	(290)
Income from discontinued operations, net of income taxes	$179	$3,277	$2,273	$5,338

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Assets and Liabilities of discontinued operations within the Condensed Consolidated Balance Sheets are comprised of the following:

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$6,214	$7,564
Accounts and other receivables, net	1,339	1,670
Inventories	505	167
Current assets of discontinued operations	$8,058	$9,401

Other assets	$71	$70
Deferred income tax assets	15,560	15,560
Non-current assets of discontinued operations	$15,631	$15,630

Accounts payable and other accrued expenses	$1,186	$3,684
Accrued warranty	7,785	9,254
Accrued restructuring	214	481
Current liabilities of discontinued operations	$9,185	$13,419

Accrued warranty	$18,016	$20,976
Other liabilities	224	181
Non-current liabilities of discontinued operations	$18,240	$21,157

NOTE 3.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations before income taxes	$47,684	$31,165	$87,744	$55,143
Provision for income taxes	1,811	3,911	6,430	7,669
Effective tax rate	3.8%	12.5%	7.3%	13.9%
The effective tax rates for the three and six months ended June 30, 2017 differs from the federal statutory rate of 35% primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates. Additionally, in accordance with the adoption of ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” in December 2016, the excess tax benefit attributable to stock based compensation of $3.8 million and $4.2 million, for the three and six months ended June 30, 2017, respectively, was recognized as a component of tax expense.
The effective tax rates for the three and six months ended June 30, 2016 differs from the federal statutory rate of 35% primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. For the three and six months ended June 30, 2017 and 2016, the amount of interest and penalties accrued related to our unrecognized tax benefits was not significant.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations, net of income taxes	$45,873	$27,254	$81,314	$47,474

Basic weighted-average common shares outstanding	39,849	39,672	39,793	39,750
Assumed exercise of dilutive stock options and restricted stock units	401	297	419	296
Diluted weighted-average common shares outstanding	40,250	39,969	40,212	40,046
Continuing operations:
Basic earnings per share	$1.15	$0.69	$2.04	$1.19
Diluted earnings per share	$1.14	$0.68	$2.02	$1.19
The following restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted stock units	—	1	1	5
Stock Buyback
In September 2015 our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. As of July 24, 2017, we have $100.0 million remaining for the authorized repurchase of shares.

NOTE 5.	RESTRICED CASH
As of June 30, 2017, we had $17.7 million of cash held in restricted escrow accounts to facilitate the July 3, 2017 acquisition of Excelsys Holdings Limited ("Excelsys") (see Note 18. Subsequent Events).

NOTE 6.	MARKETABLE SECURITIES AND ASSETS MEASURED AT FAIR VALUE
Our investments with original maturities of more than three months at time of purchase and that are intended to be held for no more than 12 months, are considered marketable securities available for sale.
Our marketable securities consist of certificates of deposit. The relative cost and fair value of our marketable securities are as follows:

	June 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$4,095	$4,096	$4,735	$4,737
The maturities of our marketable securities available for sale as of June 30, 2017 are as follows:

	Earliest		Latest
Certificates of deposit	7/28/2017	to	11/27/2017

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of June 30, 2017, we do not believe any of the underlying issuers of our marketable securities are at risk of default.
The following tables present information about the fair value hierarchy used to measure our marketable securities at fair value, on a recurring basis, as of June 30, 2017 and December 31, 2016. We did not have any financial liabilities measured at fair value, on a recurring basis, as of June 30, 2017 and December 31, 2016.

June 30, 2017	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$4,096	$—	$4,096

December 31, 2016	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$4,737	$—	$4,737
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three and six months ended June 30, 2017.

NOTE 7.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We attempt to mitigate these risks through the use of derivative financial instruments, primarily forward currency exchange rate contracts. During the three and six months ended June 30, 2017 and 2016, we entered into currency exchange rate forward contracts to attempt to mitigate the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges for accounting purposes; however, they tend to offset the fluctuations of our intercompany debt due to foreign currency exchange rate changes. These forward contracts are typically for one month periods. We did not have any currency exchange rate contracts outstanding as of June 30, 2017 or December 31, 2016.
During the three and six months ended June 30, 2017 and 2016 the gains and losses recorded related to the foreign currency exchange contracts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency (loss) gain from foreign currency exchange contracts	$(666)	$433	$(627)	$(569)
These gains and losses were offset by corresponding gains and losses on the revaluation of the underlying intercompany debt and both are included as a component of Other (expense) income, net, in our Unaudited Condensed Consolidated Statements of Operations.
During the first quarter of 2017 we entered into a foreign currency exchange rate forward contract at a cost of $3.5 million, to mitigate the exchange rate risk associated with a planned offshore acquisition which was not consummated. This derivative instrument was designated as a hedge for accounting purposes. The hedge expired upon maturity in the first quarter of 2017. The cost of the forward contract is recorded as a component of Other (expense) income, net in our Condensed Consolidated Statement of Operations.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 8.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of Inventories are as follows:

	June 30,	December 31,
	2017	2016
Parts and raw materials	$52,818	$43,278
Work in process	8,766	5,292
Finished goods	13,973	7,200
Inventories	$75,557	$55,770

NOTE 9.	PROPERTY AND EQUIPMENT
Property and equipment are as follows:

	June 30,	December 31,
	2017	2016
Buildings and land	$1,667	$1,581
Machinery and equipment	34,955	32,743
Computer and communication equipment	25,820	24,637
Furniture and fixtures	1,361	1,267
Vehicles	341	357
Leasehold improvements	16,133	15,546
Construction in process	482	644
	80,759	76,775
Less: Accumulated depreciation	(66,222)	(63,438)
Property and equipment, net	$14,537	$13,337
Depreciation expense included in our income from continuing operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation expense	$1,258	$928	$2,283	$1,913

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the six months ended June 30, 2017:

	June 30, 2017	Effect of Changes in Exchange Rates	December 31, 2016
Goodwill	$44,006	$1,881	$42,125

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 11.INTANGIBLE ASSETS
Intangible assets subject to amortization consisted of the following as of June 30, 2017 and December 31, 2016:

June 30, 2017	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology-based	$12,312	$(4,524)	$7,788
Customer relationships	27,850	(9,182)	18,668
Trademarks and other	2,350	(1,407)	943
Total amortizable intangibles	$42,512	$(15,113)	$27,399

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology-based	$11,643	$(3,673)	$7,970
Customer relationships	26,608	(7,451)	19,157
Trademarks and other	2,223	(1,279)	944
Total amortizable intangibles	$40,474	$(12,403)	$28,071

Amortization expense for our intangible assets included in our income from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense	$974	$1,074	$1,936	$2,132
Amortization expense related to intangible assets for each of the five years 2017 (remaining) through 2021 and thereafter is as follows:

Year Ending December 31,
2017 (remaining)	$1,989
2018	3,976
2019	3,958
2020	3,297
2021	3,196
Thereafter	10,983
$27,399

NOTE 12.	WARRANTIES
Provisions of our sales agreements include customary product warranties, ranging from 12 months to 24 months following shipment. The estimated cost of warranties is recorded when revenue is recognized and is based upon historical experience by product, configuration and geographic region.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

We establish accruals for our warranty obligations that are probable to result in future costs. The warranty accrual is included in our Other accrued expenses in our balance sheet. Changes in our product warranty accrual were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balances at beginning of period	$4,126	$1,750	$2,329	$1,633
Increases to accruals	208	541	2,389	937
Warranty expenditures	(408)	(335)	(797)	(614)
Effect of changes in exchange rates	7	(23)	12	(23)
Balances at end of period	$3,933	$1,933	$3,933	$1,933

NOTE 13.	PENSION LIABILITY
In connection with the HiTek acquisition on April 12, 2014, we acquired the HiTek Power Limited Pension Scheme ("HPLPS"). The HPLPS has been closed to new participants and additional accruals since 2006. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We are committed to make annual fixed payments of $0.8 million into the HPLPS through April 30, 2024, and then $1.8 million from May 1, 2024 through November 30, 2033.
The net pension liability is included in Other long-term liabilities in our balance sheet as follows:

	June 30,	December 31,
	2017	2016
Pension liability	$19,781	$18,836
The components of the net periodic pension expense for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net periodic (benefit) expense:
Expected return on plan assets	$(126)	$(132)	$(266)	$(264)
Interest cost	236	256	500	512
Amortization of actuarial gains and losses	63	88	133	175
Net periodic expense	$173	$212	$367	$423

NOTE 14.	STOCK-BASED COMPENSATION
On May 4, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan ("the 2017 Plan") and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan were added to the 2017 Plan and made available for issuance thereunder. We have reserved a total of 4,977,051 shares of Advanced Energy’s common stock for issuance under the 2017 Plan. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under the 2017 Plan may be issued as performance based awards to align compensation awards to the attainment of annual or long-term performance goals. As of June 30, 2017, there were 4,190,721 shares available for grant under the 2017 Plan.
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
We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense	$3,856	$1,569	$7,254	$2,998
A summary of activity for stock option awards during the three and six months ended June 30, 2017 is as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Number of Options	Weighted-Average Exercise Price per Share	Number of Options	Weighted-Average Exercise Price per Share
Options outstanding at beginning of period	454	$17.63	474	$17.47
Options granted	—	$—	—	$—
Options exercised	(79)	$16.10	(94)	$15.51
Options forfeited	—	$—	(5)	$18.19
Options outstanding at end of period	375	$17.95	375	$17.95
A summary of activity for RSU awards for the three and six months ended June 30, 2017 is as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at beginning of period	483	$43.21	354	$29.60
RSUs granted	39	$74.30	249	$63.52
RSUs vested	(110)	$30.67	(186)	$30.77
RSUs forfeited	(1)	$38.79	(6)	$31.51
RSUs outstanding at end of period	411	$49.56	411	$49.56

NOTE 15.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of June 30, 2017 is approximately $97.4 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the six months ended June 30, 2017.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 16.	RELATED PARTY TRANSACTIONS
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. Sales to our related party customers for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales to related parties	$31	$109	$608	$223
Number of related party customers	1	3	1	3
Our accounts receivable balance from related party customers with outstanding balances as of June 30, 2017 and December 31, 2016 was as follows:

	June 30,	December 31,
	2017	2016
Accounts receivable from related parties	$3	$—
Number of related party customers	1	—

NOTE 17.	SIGNIFICANT CUSTOMER INFORMATION
The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of sales for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	% of Total Sales	2016	% of Total Sales
Applied Materials, Inc.	$60,163	36.3%	$39,032	32.9%
LAM Research	34,944	21.1%	27,237	22.9%

	Six Months Ended June 30,
	2017	% of Total Sales	2016	% of Total Sales
Applied Materials, Inc.	$115,161	36.5%	$72,804	32.8%
LAM Research	68,010	21.6%	49,203	22.2%
The following table summarizes the accounts receivable balances, and percentages of the total accounts receivables, for customers that individually accounted for 10% or more of accounts receivables as of June 30, 2017 and December 31, 2016:

	June 30,		December 31,
	2017		2016
Applied Materials, Inc.	$25,800	42.4%	$31,078	41.1%
LAM Research	1,900	3.1%	14,317	18.9%
Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar and flat panel display. No other customer accounted for 10% or more of our sales or accounts receivable balances during these periods.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 18.	SUBSEQUENT EVENTS

Excelsys Acquisition

On July 3, 2017, Advanced Energy acquired Excelsys, a privately held company based in Cork, Ireland. Excelsys designs and manufactures high efficiency and highly reliable power supplies for a variety of industrial markets. Its modular and user-configurable technology brings new and differentiated capabilities to Advanced Energy’s existing product portfolio. This new product line allows Advanced Energy to expand its addressable market, offering new applications and serving a larger worldwide customer base.

Under the agreement, Advanced Energy has acquired Excelsys for a purchase price of $17.7 million in cash. The preliminary base price is subject to a post-closing adjustment based on confirmation of the financial statements of Excelsys effective as of the closing date.

Credit Facility

On July 28, 2017, Advanced Energy Industries, Inc. (the “Company”) entered into a Loan Agreement (the “Loan Agreement”; capitalized terms used herein but not otherwise defined shall have their meanings as assigned in the Loan Agreement) with a bank which provides a revolving line of credit of up to $100.0 million subject to certain funding conditions through July 28, 2022. Amounts drawn may be used for permitted acquisitions, share repurchases, working capital and other general corporate purposes. Interest on amounts drawn shall be paid quarterly based upon the LIBOR Daily Floating Rate then in effect, plus between one and one-quarter (1.25%) and one and three-quarters (1.75%) percentage points depending on the Funded Debt to EBITDA ratio. Certain affiliates of the Company have also entered into corporate guaranties pursuant to which they have guaranteed the Company’s obligations under the Loan Agreement pursuant to the Guaranty Agreement dated July 28, 2017 by and among UltraVolt Group, Inc., UltraVolt, INC., AEI US Subsidiary, LLC, AEI Global Holdings, LLC, Sekidenko, Inc. and AE Solar Energy, Inc. in favor of the bank. The obligations under the Loan Agreement are unsecured until the Funded Debt to EBITDA ratio exceeds 2.0 to 1.0, at which time the Company and certain affiliates’ tangible and intangible personal property will be subject to a first priority, perfected lien and security interest in favor of the bank pursuant to a Security Agreement. The Company has not borrowed against this credit facility.

The Loan Agreement requires the Company to pay an unused commitment fee and certain other fees to the bank and contains various affirmative and negative covenants, which, among other things, require the Company to maintain funded debt to EBITDA ratios and, subject to various exceptions and thresholds, restrict and limit the Company’s activities in various ways, including but not limited to: (i) limiting the payment of certain dividends; (ii) limiting other debt the Company and affiliates’ incur and making certain loans; (iii) limiting the creation of liens on the Company’s and affiliates’ assets; (iv) limiting the Company’s and affiliates’ sale of certain assets; (v) limiting the type of investment the Company and affiliates can make; (vi) limiting extraordinary corporate transactions, changes in stock ownership and board membership changes that would be viewed as a change in control of the Company; (vii) limiting certain changes in the nature of the Company’s and affiliates’ business; (viii) limiting transactions with affiliates; and (ix) other restricted activities more fully set forth in the Loan Agreement.

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

◦
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

Results of Continuing Operations
The following table sets forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Sales	$165,872	100.0%	$118,765	100.0%	$315,223	100.0%	$221,809	100.0%
Gross profit	87,141	52.5	62,046	52.2	165,972	52.7	115,506	52.1
Operating expenses	39,374	23.7	31,717	26.7	74,937	23.8	61,556	27.8
Operating income from continuing operations	47,767	28.8	30,329	25.5	91,035	28.9	53,950	24.3
Other (expense) income, net	(83)	(0.1)	836	0.7	(3,291)	(1.0)	1,193	0.5
Income from continuing operations before income taxes	47,684	28.7	31,165	26.2	87,744	27.9	55,143	24.8
Provision for income taxes	1,811	1.1	3,911	3.3	6,430	2.0	7,669	3.5
Income from continuing operations, net of income taxes	$45,873	27.6%	$27,254	22.9%	$81,314	25.9%	$47,474	21.3%
SALES
The following tables set forth sales, and percentage of sales, by product group for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	% of Total Sales	2016	% of Total Sales	Increase/ (Decrease)	Percent Change

Semiconductor capital equipment market	$117,020	70.5%	$78,583	66.2%	$38,437	48.9%
Industrial power capital market	26,268	15.8	22,169	18.7	4,099	18.5%
Global service	22,584	13.7	18,013	15.1	4,571	25.4%
Total sales	$165,872	100.0%	$118,765	100.0%	$47,107	39.7%

	Six Months Ended June 30,
	2017	% of Total Sales	2016	% of Total Sales	Increase/ (Decrease)	Percent Change

Semiconductor capital equipment market	$221,668	70.3%	$148,329	66.9%	$73,339	49.4%
Industrial power capital market	50,447	16.0	38,716	17.5	11,731	30.3%
Global service	43,108	13.7	34,764	15.6	8,344	24.0%
Total sales	$315,223	100.0%	$221,809	100.0%	$93,414	42.1%
Total Sales
Sales increased $47.1 million, or 39.7%, to $165.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $16.5 million, or 11.1% as compared to the three months ended March 31, 2017. Sales for the six months ended June 30, 2017 increased $93.4 million, or 42.1%, to $315.2 million from $221.8 million for the six months ended June 30, 2016. The increase in sales for both periods is primarily due to demand in the semiconductor market driven by accelerated demand and strength in etch, as well continued growth in global services.
Sales in the semiconductor market increased $38.4 million, or 48.9% for the three months ending June 30, 2017 as compared to the three months ended June 30, 2016 and increased $12.4 million, or 11.8% as compared to the three months ended

March 31, 2017. Semiconductor market sales for the six months ended June 30, 2016 increased $73.3 million or 49.4% as compared to the same period in 2016. Our growth in the semiconductor market has been fueled by our leadership in etch applications, specifically related to advanced memory and transition to 3DNAND, along with advances in logic technology. Sales growth in each of the periods is driven primarily by recent program wins which have moved into production and delivery.
Sales in the industrial markets increased $4.1 million, or 18.5% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $2.1 million, or 8.6% as compared to the three months ended March 31, 2017. For the six months ended June 30, 2017 sales increased $11.7 million or 30.3% as compared to the same period in 2016. The increase in sales is primarily due to the expansion in advanced coating applications. The industrial markets we serve include solar panel, flat panel display, power control modules, data storage, architectural glass, high voltage and other industrial manufacturing markets. Our customers in these markets are primarily global and regional original equipment manufacturers.
Global service sales increased $4.6 million, or 25.4%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $2.1 million, or 10.0% as compared to the three months ended March 31, 2017. Global service sales for the six months ending June 30, 2017 increased $8.3 million, or 24.0% as compared to the same period in 2016. The increase in global service sales in all periods is due to share gains and growth in the installed base.
Backlog
Our backlog was $106.6 million at June 30, 2017 as compared to $69.2 million at December 31, 2016. Backlog remains strong primarily due to increased demand in the semiconductor and industrial thin film markets.
GROSS PROFIT
For the three months ended June 30, 2017, gross profit was $87.1 million, or 52.5% of sales as compared to gross profit of $62.0 million, or 52.2% of sales, for the same period in 2016. Gross profit for the six months ended June 30, 2017 was $166.0 million, or 52.7% of sales, as compared to gross profit of $115.5 million, or 52.1% of sales, for the same period in 2016. The increase in gross profit is primarily attributable to increased volume in the markets we serve.
OPERATING EXPENSE
Operating expenses increased $7.7 million to $39.4 million, or 23.7% of sales, for the three months ended June 30, 2017 from $31.7 million, or 26.7% of sales for the same period in 2016. Operating expenses increased $13.4 million to $74.9 million, or 23.8% of sales for the six months ended June 30, 2017, from $61.6 million, or 27.8% of sales for the same period in 2016.
The following table summarizes our operating expenses as a percentage of sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Research and development	$14,610	8.8%	$11,266	9.5%	$27,113	8.6%	$22,031	9.9%
Selling, general, and administrative	23,790	14.3	19,377	16.3	45,888	14.6	37,393	16.9
Amortization of intangible assets	974	0.6	1,074	0.9	1,936	0.6	2,132	1.0
Total operating expenses	$39,374	23.7%	$31,717	26.7%	$74,937	23.8%	$61,556	27.8%
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
Research and development expenses increased $3.3 million to $14.6 million, or 8.8% of sales, for the three months ended June 30, 2017 from $11.3 million, or 9.5% of sales, for the same period in 2016. Research and development expenses increased $5.1 million to $27.1 million, or 8.6% of sales, for the six months ended June 30, 2017 from $22.0 million, or 9.9% of sales, for the same period in 2016. The increase in research and development expense is due to our investment in new programs to maintain and increase our technological leadership to provide solutions to our customers' evolving needs.

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
Selling, general and administrative expenses increased $4.4 million to $23.8 million, or 14.3% of sales for the three months ended June 30, 2017 from $19.4 million, or 16.3% of sales, for the same period in 2016. Selling, general and administrative expenses increased $8.5 million to $45.9 million, or 14.6% of sales, for the six months ended June 30, 2017 from $37.4 million, or 16.9% of sales for the same period in 2016. The increase is primarily driven by higher stock based compensation, performance bonus, and costs associated with business development.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expense), net was a loss of $0.1 million for the three months ended June 30, 2017, as compared to a gain of $0.8 million for the same period in 2016. Other income (expense), net was a loss of $3.3 million for the six months ended June 30, 2017, as compared to a gain of $1.2 million for the same period in 2016. The loss for the six months ended June 30, 2017 was primarily the cost of a foreign currency exchange rate forward contract that we entered into for a potential offshore acquisition that we have decided not to consummate. See Note 7. Derivative Financial Instruments in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
Provision for Income Taxes
We recorded an income tax provision for the three and six months ended June 30, 2017 of $1.8 million and $6.4 million, respectively, compared to $3.9 million and $7.7 million for the three and six months ended June 30, 2016, respectively. Effective tax rates are 3.8% and 7.3% for the three and six months ended June 30, 2017, respectively, and 12.5% and 13.9% for the three and six months ended June 30, 2016, respectively.
The effective tax rates for the three and six months ended June 30, 2017 and 2016 are lower than the federal statutory rate primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates. Additionally, the effective rates for the three and six months ended June 30, 2017 were favorably impacted by the implementation of ASU 2016- 09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payments, and the related impact from the tax benefit derived from the exercise of employee equity incentive instruments.
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

Income from discontinued operations, net of income taxes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$—	$—	$—	$—
Cost of sales	(69)	(1,716)	(897)	(2,423)
Total operating expenses	(26)	(859)	(1,146)	(2,286)
Operating income from discontinued operations	95	2,575	2,043	4,709
Other income	214	(30)	377	339
Income from discontinued operations before income taxes	309	2,545	2,420	5,048
Provision for income taxes	130	(732)	147	(290)
Income from discontinued operations, net of income taxes	$179	$3,277	$2,273	$5,338
Operating income from discontinued operations for the three and six months ended June 30, 2017 and 2016 reflects the recovery of accounts receivable previously reserved for and the release of product warranty liability.
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

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross Profit from continuing operations, as reported	$87,141	$62,046	$165,972	$115,506
Operating expenses from continuing operations, as reported	39,374	31,717	74,937	61,556
Adjustments:
Stock-based compensation	(3,856)	(1,569)	(7,254)	(2,998)
Amortization of intangible assets	(974)	(1,074)	(1,936)	(2,132)
Acquisition-related costs	(150)	—	(150)	—
Non-GAAP operating expenses from continuing operations	34,394	29,074	65,597	56,426
Non-GAAP operating income from continuing operations	$52,747	$32,972	$100,375	$59,080

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross Profit from continuing operations, as reported	52.5%	52.2%	52.7%	52.1%
Operating expenses from continuing operations, as reported	23.7	26.7	23.8	27.8
Adjustments:
Stock-based compensation	(2.3)	(1.4)	(2.3)	(1.3)
Amortization of intangible assets	(0.6)	(0.9)	(0.6)	(1.0)
Acquisition-related costs	(0.1)	—	—	—
Non-GAAP operating expenses from continuing operations	20.7	24.4	20.9	25.5
Non-GAAP operating income from continuing operations	31.8%	27.8%	31.8%	26.6%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income from continuing operations, net of income taxes, as reported	$45,873	$27,254	$81,314	$47,474
Adjustments:
Stock-based compensation	3,856	1,569	7,254	2,998
Amortization of intangible assets	974	1,074	1,936	2,132
Loss on foreign exchange hedge	—	—	3,489	—
Acquisition-related costs	150	—	150	—
Tax effect of non-GAAP adjustments	(1,629)	(711)	(3,025)	(1,366)
Non-GAAP income from continuing operations, net of income taxes	$49,224	$29,186	$91,118	$51,238
Non-GAAP diluted earnings per share	$1.22	$0.73	$2.27	$1.28
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations. However, we continuously monitor operating price increases, particularly in connection with the supply of component parts used in our manufacturing process. To the extent permitted by competition, we pass increased costs on to our customers by increasing sales prices over time. From time to time, we may also reduce prices to customers to decrease sales prices due to reductions in the cost structure of our products from cost improvement initiatives and decreases in component part prices.
Liquidity and Capital Resources
LIQUIDITY
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, cash generated from current operations as well as our credit facility noted below.
At June 30, 2017, we had $363.0 million in cash, cash equivalents, and marketable securities. We believe that our current and available cash levels, available credit facility, as well as our cash flows from future operations, will be adequate to meet anticipated working capital needs, levels of capital expenditures, and contractual obligations for the next twelve months. We may seek additional financing from time to time.

On July 28, 2017, Advanced Energy entered into a Loan Agreement (the “Loan Agreement”) with a bank which provides a revolving line of credit of up to $100.0 million subject to certain funding conditions through July 28, 2022. The credit facility provides us with further future flexibility for execution of our strategic plans. We have not borrowed against this credit facility. For more information on the Loan Agreement, see "Note 18. Subsequent Events" as set forth in Part I Item 1 of this Form 10-Q.
In September 2015 our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. As of July 24, 2017, we have $100 million remaining for the authorized repurchase of shares.
CASH FLOWS
A summary of our cash provided by and (used in) operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities from continuing operations	$106,613	$48,084
Net cash used in operating activities from discontinued operations	(6,396)	(4,563)
Net cash provided by operating activities	100,217	43,521

Net cash (used in) provided by investing activities from continuing operations	(23,925)	3,311
Net cash used in investing activities from discontinued operations	—	—
Net cash (used in) provided by investing activities	(23,925)	3,311

Net cash (used in) provided by financing activities from continuing operations	(1,874)	1,619
Net cash used in financing activities from discontinued operations	—	(24)
Net cash (used in) provided by financing activities	(1,874)	1,595

EFFECT OF CURRENCY TRANSLATION ON CASH	1,216	(729)
INCREASE IN CASH AND CASH EQUIVALENTS	75,634	47,698
CASH AND CASH EQUIVALENTS, beginning of period	289,517	169,720
CASH AND CASH EQUIVALENTS, end of period	365,151	217,418
Less cash and cash equivalents from discontinued operations	6,214	8,145
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$358,937	$209,273
2017 CASH FLOWS COMPARED TO 2016
Net cash provided by operating activities
Net cash provided by operating activities for the six months ended June 30, 2017 was $100.2 million, as compared to $43.5 million for the same period in 2016. The increase of $56.7 million in net cash flows from operating activities is primarily due to improved earnings from operations and lower receivables as a result of new payment terms and effective collection, partially offset by investment in inventory to fund our growth.
Net cash (used in) provided by investing activities
Net cash (used in) provided by investing activities for the six months ended June 30, 2017 was $(23.9) million, as compared to $3.3 million for the six months ended June 30, 2016. Included in the cash used in investing activities for the six months ended June 30, 2017 was $17.7 million in cash held under escrow agreements as restricted cash for the acquisition of Excelsys which was completed on July 3, 2017 and the purchase of $3.5 million in foreign currency exchange hedges. Included in the cash provided by investing activities for the six months ended June 30, 2016 was $6.9 million of proceeds from the sale of marketable securities.
Net cash (used in) provided by financing activities
Net cash (used in) provided by financing activities for the six months ended June 30, 2017 was $(1.9) million, as compared to $1.6 million for the six months ended June 30, 2016. This is due to a decrease in proceeds from the exercise of stock options coupled with a year over year increase in the repurchase of shares in order to settle taxes due to stock compensation transactions.

Effect of currency translation on cash
During the six months ended June 30, 2017, currency translation had a $1.2 million favorable impact as compared to a $0.7 million unfavorable impact during the six months ended June 30, 2016. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the six months ended June 30, 2017 and 2016 are as follows:

		Six Months Ended June 30,
From	To	2017	2016
CAD	USD	3.5%	6.8%
CHF	USD	6.4%	2.5%
CNY	USD	2.5%	(2.3)%
EUR	USD	8.6%	2.3%
GBP	USD	5.4%	(9.1)%
INR	USD	5.0%	(1.9)%
JPY	USD	4.3%	16.8%
KRW	USD	5.4%	2.0%
TWD	USD	6.2%	2.0%
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
As of June 30, 2017, our investments consisted of certificates of deposit, with maturities of less than 1 years (see Note 6. Marketable Securities and Assets Measured at Fair Value in Part 1, Item 1 "Unaudited Condensed Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by a negligible amount.

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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the six months ended ended June 30, 2017. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Our power products for the semiconductor industry are manufactured in Shenzhen, PRC. Our high voltage products are manufactured in Ronkonkoma, New York, Littlehampton, United Kingdom and Shenzhen, PRC. Our thermal instrumentation products that are used in the semiconductor industry are manufactured in Vancouver, Washington and Littlehampton, United Kingdom. Each facility is under operating lease and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities which could result in labor or supply chain risks. Each facility manufactures different products, and therefore, is not interchangeable. Natural, uncontrollable occurrences or other operational issues at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. In particular, for certain higher demand products manufactured out of our Littlehampton, United Kingdom site, we are experiencing longer delivery times and delayed shipments to customers which may continue over the short term. Any potential losses from such occurrences could significantly affect our relationship with customers, operations and results of operations for a prolonged period of time.
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
The nature of our manufacturing is evolving as we continue to grow by acquisition. Historically, our principal manufacturing location was in China; however, we have also added specialized manufacturing at our Littlehampton, United Kingdom and Ronkonkoma, New York facilities. From time to time we may be required to relocate manufacturing or migrate manufacturing of specific products between facilities or to third party manufacturers. We have been notified that we will be required to relocate our Shenzhen, PRC manufacturing facility by July 2020. If we do not successfully coordinate the timely manufacturing and distribution of our products during this time, we may have insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs.
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
From time to time, our sole or limited source suppliers have given us notice that they are ending supply of critical parts, components, and subassemblies that are required for us to deliver product. If we cannot qualify alternative suppliers before ending supply of critical parts from the sole or limited source suppliers, we may be required to make a last-time-buy(s) and take possession of material amounts of inventory in advance of customer demand. In some instances, the last-time-buy materials required to be purchased may be for several years which in turn exposes us to additional excess and obsolescence risk. If we cannot qualify alternative suppliers before the last-time-buy materials are utilized in our products or legacy inverter warranty operations, we may be unable to deliver further product or legacy inverter warranty service to our customers.
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
We have completed acquisitions in the past and we may acquire other businesses in the future. The success of such transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first entered into the acquisition transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
Our ten largest customers accounted for 72.8% and 66.2% of our sales for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, sales to Applied Materials, Inc. and Lam Research were $115.2 million and $68.0 million, respectively. During the six months ended June 30, 2016 sales to Applied Materials, Inc., and Lam Research were $72.8 million and $49.2 million, respectively. A significant decline in sales from either or both of these customers, or the Company's inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.
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
Sales to our customers outside the United States were approximately 30.5% and 31.9% of our total sales for the six months ended June 30, 2017 and 2016. The acquisitions of the power controls modules and high voltage product lines have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•	our ability to develop and maintain relationships with suppliers and other local businesses;

•	compliance with product safety requirements and standards that are different from those of the United States;

•	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;

•	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $18.6 million in accounts receivable from foreign customers as of June 30, 2017; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
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
Recent developments relating to the United Kingdom's referendum vote in favor of leaving the European Union and related actions could adversely affect us.
On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the EU. On March 29, 2017, the UK's ambassador to the EU delivered a letter to the president of the European Council that gave formal notice under

Article 50 of the Lisbon Treaty of Britain's withdrawl from the EU, commonly referred to as "Brexit". As a result, negotiations have commenced to determine the terms of the UK's withdrawl from the EU as well as its relationship with the EU going forward, including the terms of trade between the UK and the EU. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our sales, operations and financial results. In particular, our operations in the UK may be adversely affected by extreme fluctuations in the UK exchange rates. Moreover, the imposition of any import restrictions and duties levied on our UK products as imported for EU customers may make our products more expensive for such customers and less competitive from a pricing perspective.
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
We currently have unfunded obligations in the HiTek Power pension plan. The extent of future contributions to the pension plan depends heavily on market factors such as the discount rate used to calculate our future obligations and the actual return on plan assets which enable future payments. We estimate future contributions to the plan using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions. Additionally, a material deterioration in the funded status of the plan could increase pension expenses and reduce our profitability. See Note 13. Pension Liability in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
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
As of June 30, 2017, we have $44.0 million of goodwill and $27.4 million in intangible assets. We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
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

At the May 4, 2017 annual meeting of stockholders, the stockholders approved a resolution of the Board of Directors to amend the Bylaws of the Company to add a new Article XIV, Section 46, regarding the forum for adjudication of disputes. The full text of the amendment is attached as Exhibit 3.7 to this report and is incorporated in response to this Item by reference thereto.

ITEM 6.	EXHIBITS

3.7	Fifth Amendment to Bylaws of Advanced Energy Industries, Inc.

10.1	2017 Omnibus Incentive Plan (1)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company's Schedule 14A, filed March 14, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	July 31, 2017	/s/ Thomas Liguori
Thomas Liguori
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

3.7	Fifth Amendment to Bylaws of Advanced Energy Industries, Inc.

10.1	2017 Omnibus Incentive Plan (1)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Company's Schedule 14A, filed March 14, 2017.