Form 10-Q
period 2017-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2017-10-31
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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

As of October 26, 2017 there were 39,657,315 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$366,572	$281,953
Marketable securities	3,046	4,737
Accounts receivable, net of allowances of $2,232 and $1,943, respectively	74,993	75,667
Inventories	73,520	55,770
Income taxes receivable	6,380	1,482
Other current assets	8,678	9,324
Current assets of discontinued operations	7,770	9,401
Total current assets	540,959	438,334
Deposits and other assets	2,432	1,835
Property and equipment, net	15,736	13,337
Goodwill	53,509	42,125
Intangible assets, net	34,435	28,071
Deferred income tax assets	58,590	32,197
Non-current assets of discontinued operations	15,630	15,630
TOTAL ASSETS	$721,291	$571,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,275	$46,255
Income taxes payable	9	1,778
Accrued payroll and employee benefits	16,241	13,230
Customer deposits	5,410	5,774
Other accrued expenses	18,394	14,590
Current liabilities of discontinued operations	9,667	13,419
Total current liabilities	90,996	95,046
Deferred income tax liabilities	2,049	1,008
Uncertain tax positions	4,383	2,538
Long term deferred revenue	36,528	39,170
Other long-term liabilities	22,662	20,536
Non-current liabilities of discontinued operations	16,287	21,157
Total liabilities	172,905	179,455
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,624 and 39,712 issued and outstanding, respectively	40	40
Additional paid-in capital	187,407	203,603
Retained earnings	362,815	195,364
Accumulated other comprehensive loss	(1,876)	(6,933)
Total stockholders’ equity	548,386	392,074
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$721,291	$571,529
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Sales:
Product	$152,363	$107,650	$424,478	$294,695
Services	24,212	18,902	67,320	53,666
Total sales	176,575	126,552	491,798	348,361
Cost of sales:
Product	72,146	49,835	198,754	137,984
Services	12,195	10,594	34,838	28,748
Total cost of sales	84,341	60,429	233,592	166,732
Gross profit	92,234	66,123	258,206	181,629
Operating expenses:
Research and development	14,629	11,293	41,742	33,324
Selling, general and administrative	24,692	19,421	70,580	56,814
Amortization of intangible assets	1,240	1,048	3,176	3,180
Total operating expenses	40,561	31,762	115,498	93,318
Operating income	51,673	34,361	142,708	88,311
Other (expense) income, net	153	(55)	(3,138)	1,138
Income from continuing operations, before income taxes	51,826	34,306	139,570	89,449
Provision for income taxes	(31,968)	5,268	(25,538)	12,937
Income from continuing operations, net of income taxes	83,794	29,038	165,108	76,512
Income from discontinued operations, net of income taxes	70	1,323	2,343	6,661
Net income	$83,864	$30,361	$167,451	$83,173

Basic weighted-average common shares outstanding	39,786	39,681	39,787	39,723
Diluted weighted-average common shares outstanding	40,172	39,967	40,207	40,015

Earnings per share:
Continuing operations:
Basic earnings per share	$2.11	$0.73	$4.15	$1.93
Diluted earnings per share	$2.09	$0.73	$4.11	$1.91
Discontinued operations:
Basic earnings per share	$—	$0.03	$0.06	$0.17
Diluted earnings per share	$—	$0.03	$0.06	$0.17
Net income:
Basic earnings per share	$2.11	$0.77	$4.21	$2.09
Diluted earnings per share	$2.09	$0.76	$4.16	$2.08

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$83,864	$30,361	$167,451	$83,173
Other comprehensive income, net of tax:
Foreign currency translation adjustment	807	1,125	5,333	1,389
Unrealized (loss) gain on marketable securities	(1)	(1)	(22)	9
Minimum benefit retirement liability	(100)	(16)	(254)	(40)
Comprehensive income	$84,570	$31,469	$172,508	$84,531

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,451	$83,173
Income from discontinued operations, net of income taxes	2,343	6,661
Income from continuing operations, net of income taxes	165,108	76,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,792	5,938
Stock-based compensation expense	10,707	4,299
Provision for deferred income taxes	(26,185)	—
Loss on foreign exchange hedge	3,489	—
Net loss on disposal of assets	106	259
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	4,119	(13,679)
Inventories	(15,062)	(5,261)
Other current assets	(430)	(73)
Accounts payable	(5,725)	10,619
Other current liabilities and accrued expenses	3,763	1,489
Income taxes	(6,375)	2,562
Net cash provided by operating activities from continuing operations	140,307	82,665
Net cash used in operating activities from discontinued operations	(7,293)	(4,538)
Net cash provided by operating activities	133,014	78,127
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(86)	(745)
Proceeds from sale of marketable securities	1,883	7,161
Acquisition, net of cash acquired	(17,347)	—
Purchase of foreign exchange hedge	(3,489)	—
Purchases of property and equipment	(5,646)	(4,524)
Net cash (used in) provided by investing activities from continuing operations	(24,685)	1,892
Net cash used in investing activities from discontinued operations	—	—
Net cash (used in) provided by investing activities	(24,685)	1,892
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(24,998)	—
Net (payments) proceeds related to stock-based award activities	(1,904)	1,753
Other financing activities	2	(3)
Net cash (used in) provided by financing activities from continuing operations	(26,900)	1,750
Net cash used in financing activities from discontinued operations	—	(24)
Net cash (used in) provided by financing activities	(26,900)	1,726
EFFECT OF CURRENCY TRANSLATION ON CASH	1,138	(550)
INCREASE IN CASH AND CASH EQUIVALENTS	82,567	81,195
CASH AND CASH EQUIVALENTS, beginning of period	289,517	169,720
CASH AND CASH EQUIVALENTS, end of period	372,084	250,915
Less cash and cash equivalents from discontinued operations	5,512	6,623
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$366,572	$244,292
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$27	$173
Cash paid for income taxes	4,599	4,930
Cash received for refunds of income taxes	1,153	444
Cash held in banks outside the United States	271,777	176,815
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support power conversion products that transform electrical power into various usable forms. Our products enable manufacturing processes that use thin films for various products, such as semiconductor devices, flat panel displays, solar cells, architectural glass, optical coating and decorative and functional coating for consumer products. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these same markets. Our power control modules provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, and material and chemical processing. Our high voltage power supplies and modules are used in applications such as semiconductor ion implantation, scanning electron microscopy, chemical analysis such as mass spectrometry and various applications using X-ray technology and electron guns for both analytical and processing applications. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments and sales of used equipment to companies using our products. As of December 31, 2015, we discontinued the production, engineering, and sales of our solar inverter product line. As such, all solar inverter revenues, costs, assets and liabilities are reported in Discontinued Operations for all periods presented herein. See Note 3. Discontinued Operations.
In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2017, the results of our operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016.
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
Advanced Energy has established a cross-functional implementation team to analyze its current portfolio of customer contracts. We have completed the disaggregation of the related sales order data and have begun testing contract elements and considering supporting software applications. The implementation team is also responsible for identifying and implementing changes to existing business processes, controls, and systems in order to support revenue recognition and disclosure under the new standard. Based on our preliminary review of our customer contracts, we expect that revenue with the majority of our customers will continue to be recognized at a point in time, generally upon shipment of products, consistent with our current revenue recognition model. Upon adoption of ASC 606, however, we also believe some of our revenue from sales of products to customers will be recognized in advance of actual customer billing, (for example: just in time inventory programs) due to the terms of certain customer contracts. As such, various balance sheet line items will be impacted. Advanced Energy believes the adoption of ASC606 will have an impact on both the timing of revenue recognition and various line items within the Consolidated Balance Sheet.
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

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” ASU 2016-16 changes the timing of income tax recognition for an intercompany sale of assets. ASU 2016-16 requires the seller’s tax effects and the buyer’s deferred taxes to be recognized immediately upon the sale instead of deferring accounting for the income tax implications until the assets are sold to a third party or recovered through use.   ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 including interim periods within the year of adoption.   Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption.  Early adoption is allowed but only if adopted in the first quarter of fiscal year 2017.  Advanced Energy is currently assessing the impact of ASU 2016-16 adoption and while it has not completed the assessment, it has determined the impact of ASU 2016-16 adoption will require the recognition of deferred tax assets totaling approximately $18 million to $22 million with a corresponding increase to Retained Earnings in its Consolidated Financial Statements upon adoption.

NOTE 2.	BUSINESS ACQUISITION
On July 3, 2017, Advanced Energy acquired all of the issued and outstanding shares of capital stock of Excelsys Holdings Limited (“Excelsys”), an electronics manufacturer in Cork, Ireland. This acquisition is part of Advanced Energy’s strategy to continue to grow and diversify its revenue through organic and inorganic opportunities. The high-efficiency, configurable power supplies that Excelsys manufactures for medical and industrial applications will further enhance Advanced Energy’s product portfolio.
The components of the fair value of the total consideration transferred for the Excelsys acquisition are as follows:

Cash paid to owners	$18,512
Cash acquired	(1,165)
Total fair value of consideration transferred	$17,347

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of July 3, 2017:

Accounts receivable	$1,930
Inventories	1,048
Income taxes receivable	558
Other current assets	47
Property and equipment	256
Deferred income tax asset	35
Accounts payable	(1,342)
Income taxes payable	(34)
Other accrued expenses	(719)
Deferred income tax liabilities	(946)
833
Amortizable intangible assets:
Tradename	182
Customer relationships	1,595
Technology	5,808
Total amortizable intangible assets	7,585
Total identifiable net assets	8,418
Goodwill	8,929
Total fair value of consideration transferred	$17,347
A summary of the intangible assets acquired, amortization method and estimated useful lives as of July 3, 2017 follows :

	Amount	Amortization Method	Useful Life
Tradename	$182	Straight-line	5
Customer relationships	1,595	Straight-line	10
Technology	5,808	Straight-line	10
	$7,585
Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill associated with the acquisition is the result of expected synergies and expansion of the technology into adjacent markets we already serve. Advanced Energy is in the process of finalizing the assessment of fair value for the assets acquired and liabilities assumed.

NOTE 3.	DISCONTINUED OPERATIONS
In December 2015, we completed the wind down of engineering, manufacturing and sales of our solar inverter product line (the "inverter business"). Accordingly, the results of our inverter business have been reflected as “Income from discontinued operations, net of income taxes” on our Unaudited Condensed Consolidated Statements of Operations for all periods presented herein.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The items included in "Income from discontinued operations, net of income taxes" are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$—	$—	$—	$—
Cost of sales	944	3,095	47	672
Total operating income (including restructuring)	(441)	(1,473)	(1,587)	(3,759)
Operating income (loss) from discontinued operations	(503)	(1,622)	1,540	3,087
Other income (loss)	(86)	(14)	291	325
Income (loss) from discontinued operations before income taxes	(589)	(1,636)	1,831	3,412
Provision (benefit) for income taxes	(659)	(2,959)	(512)	(3,249)
Income from discontinued operations, net of income taxes	$70	$1,323	$2,343	$6,661

Assets and Liabilities of discontinued operations within the Condensed Consolidated Balance Sheets are comprised of the following:

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$5,512	$7,564
Accounts and other receivables, net	1,372	1,670
Inventories	886	167
Current assets of discontinued operations	$7,770	$9,401

Other assets	$70	$70
Deferred income tax assets	15,560	15,560
Non-current assets of discontinued operations	$15,630	$15,630

Accounts payable and other accrued expenses	$988	$3,684
Accrued warranty	8,675	9,254
Accrued restructuring	4	481
Current liabilities of discontinued operations	$9,667	$13,419

Accrued warranty	$16,054	$20,976
Other liabilities	233	181
Non-current liabilities of discontinued operations	$16,287	$21,157

NOTE 4.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations before income taxes	$51,826	$34,306	$139,570	$89,449
Provision (benefit) for income taxes	(31,968)	5,268	(25,538)	12,937
Effective tax rate	(61.7)%	15.4%	(18.3)%	14.5%

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The effective tax rates for the three and nine months ended September 30, 2017 differ from the federal statutory rate of 35% due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates as well as the recognition of excess tax benefits attributable to stock based compensation as a component of tax expense in accordance with ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” which was implemented in December 2016. In addition, after several attempts by the company to sell its remaining solar businesses, management elected to liquidate its U.S. solar business during the three months ended September 30, 2017 and has accordingly recognized a tax benefit of $40.2 million for a worthless stock tax deduction.
The effective tax rates for the three and nine months ended September 30, 2016 differ from the federal statutory rate of 35% primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. The amount of interest and penalties accrued related to our unrecognized tax benefits for the three months ended September 30, 2017 and 2016 was $0.1 million, and for the nine months ended September 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively.

NOTE 5.	EARNINGS PER SHARE
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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations, net of income taxes	$83,794	$29,038	$165,108	$76,512

Basic weighted-average common shares outstanding	39,786	39,681	39,787	39,723
Assumed exercise of dilutive stock options and restricted stock units	386	286	420	292
Diluted weighted-average common shares outstanding	40,172	39,967	40,207	40,015
Continuing operations:
Basic earnings per share	$2.11	$0.73	$4.15	$1.93
Diluted earnings per share	$2.09	$0.73	$4.11	$1.91
The following restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock units	—	1	1	1
Stock Buyback
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In August 2017, we entered into a Fixed Dollar Share Repurchase Agreement to repurchase $25.0 million of shares of our common stock in the open market. A total of 351,292 shares of our common stock was repurchased under the Share Repurchase Agreement at an average price of $71.16 per share. All share repurchases were executed in the open market, and no shares were repurchased from related parties. The $25.0 million share repurchase was recognized as a reduction to

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Additional paid-in capital. Repurchased shares were retired and assumed the status of authorized and unissued shares. As of September 30, 2017, we had $75.0 million remaining for the authorized repurchase of shares.

NOTE 6.	MARKETABLE SECURITIES AND ASSETS MEASURED AT FAIR VALUE
Our investments with original maturities of more than three months at time of purchase and that are intended to be held for no more than 12 months, are considered marketable securities available for sale.
Our marketable securities consist of certificates of deposit. The relative cost and fair value of our marketable securities are as follows:

	September 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$3,044	$3,046	$4,735	$4,737
The maturities of our marketable securities available for sale as of September 30, 2017 are as follows:

	Earliest		Latest
Certificates of deposit	10/10/2017	to	7/28/2018
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of September 30, 2017, we do not believe any of the underlying issuers of our marketable securities are at risk of default.
The following tables present information about the fair value hierarchy used to measure our marketable securities at fair value, on a recurring basis, as of September 30, 2017 and December 31, 2016. We did not have any financial liabilities measured at fair value, on a recurring basis, as of September 30, 2017 and December 31, 2016.

September 30, 2017	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$3,046	$—	$3,046

December 31, 2016	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$4,737	$—	$4,737
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three and nine months ended September 30, 2017.

NOTE 7.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We attempt to mitigate these risks through the use of derivative financial instruments, primarily forward currency exchange rate contracts. During the three and nine months ended September 30, 2017 and 2016, we entered into currency exchange rate forward contracts to attempt to mitigate the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges for accounting purposes; however, they tend to offset the fluctuations of our intercompany debt due to foreign currency exchange rate changes. These forward contracts are typically for one month periods. At September 30, 2017, we had one outstanding Euro forward contract.We did not have any currency exchange rate contracts outstanding as of December 31, 2016.
The notional amount of the exchange contracts at September 30, 2017 was $10.6 million and the fair value of these contracts was not significant at September 30, 2017.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

During the three and nine months ended September 30, 2017 and 2016 the gains and losses recorded related to the foreign currency exchange contracts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loss from foreign currency exchange contracts	$(469)	$—	$(1,096)	$(569)
These losses were offset by corresponding gains and losses on the revaluation of the underlying intercompany debt and both are included as a component of Other (expense) income, net, in our Unaudited Condensed Consolidated Statements of Operations.
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
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of Inventories are as follows:

	September 30,	December 31,
	2017	2016
Parts and raw materials	$52,991	$43,278
Work in process	8,901	5,292
Finished goods	11,628	7,200
Inventories	$73,520	$55,770

NOTE 9.	PROPERTY AND EQUIPMENT
Property and equipment are as follows:

	September 30,	December 31,
	2017	2016
Buildings and land	$1,656	$1,581
Machinery and equipment	35,270	32,743
Computer and communication equipment	26,452	24,637
Furniture and fixtures	1,379	1,267
Vehicles	340	357
Leasehold improvements	16,538	15,546
Construction in process	1,072	644
	82,707	76,775
Less: Accumulated depreciation	(66,971)	(63,438)
Property and equipment, net	$15,736	$13,337

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Depreciation expense included in our income from continuing operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation expense	$1,333	$845	$3,616	$2,758

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the nine months ended September 30, 2017:

	September 30, 2017	Additions	Effect of Changes in Exchange Rates	December 31, 2016
Goodwill	$53,509	$8,929	$2,455	$42,125

NOTE 11.INTANGIBLE ASSETS
Intangible assets subject to amortization consisted of the following as of September 30, 2017 and December 31, 2016:

September 30, 2017	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology-based	$18,537	$(5,082)	$13,455
Customer relationships	29,865	(10,012)	19,853
Trademarks and other	2,601	(1,474)	1,127
Total amortizable intangibles	$51,003	$(16,568)	$34,435

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology-based	$11,643	$(3,673)	$7,970
Customer relationships	26,608	(7,451)	19,157
Trademarks and other	2,223	(1,279)	944
Total amortizable intangibles	$40,474	$(12,403)	$28,071

Amortization expense for our intangible assets included in our income from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense	$1,240	$1,048	$3,176	$3,180

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Amortization expense related to intangible assets for each of the five years 2017 (remaining) through 2021 and thereafter is as follows:

Year Ending December 31,
2017 (remaining)	$1,180
2018	4,842
2019	4,825
2020	4,146
2021	4,043
Thereafter	15,399
$34,435

NOTE 12.	WARRANTIES
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
We establish accruals for our warranty obligations that are probable to result in future costs. The warranty accrual is included in our Other accrued expenses in our balance sheet. Changes in our product warranty accrual were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balances at beginning of period	$3,933	$1,933	$2,329	$1,633
Increases to accruals	333	789	2,722	1,726
Warranty expenditures	(439)	(197)	(1,236)	(811)
Effect of changes in exchange rates	6	(8)	18	(31)
Balances at end of period	$3,833	$2,517	$3,833	$2,517

NOTE 13.	PENSION LIABILITY
In connection with the HiTek acquisition on April 12, 2014, we acquired the HiTek Power Limited Pension Scheme ("HPLPS"). The HPLPS has been closed to new participants and additional accruals since 2006. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We are committed to make annual fixed payments of $0.9 million into the HPLPS through April 30, 2024, and then $1.8 million from May 1, 2024 through November 30, 2033.
The net pension liability is included in Other long-term liabilities in our balance sheet as follows:

	September 30,	December 31,
	2017	2016
Pension liability	$20,353	$18,836

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The components of the net periodic pension expense for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net periodic (benefit) expense:
Expected return on plan assets	$(128)	$(121)	$(394)	$(385)
Interest cost	242	235	742	747
Amortization of actuarial gains and losses	64	80	197	255
Net periodic expense	$178	$194	$545	$617

NOTE 14.	STOCK-BASED COMPENSATION
On May 4, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan ("the 2017 Plan") and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan are now available for issuance under the 2017 Plan. We have reserved a total of 4,936,598 shares of Advanced Energy’s common stock for issuance under the 2017 Plan. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under the 2017 Plan may be issued as performance based awards to align compensation awards to the attainment of annual or long-term performance goals. As of September 30, 2017, there were 4,189,179 shares available for grant under the 2017 Plan.
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
We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense	$3,453	$1,301	$10,707	$4,299
A summary of activity for stock option awards during the three and nine months ended September 30, 2017 is as follows:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Number of Options	Weighted-Average Exercise Price per Share	Number of Options	Weighted-Average Exercise Price per Share
Options outstanding at beginning of period	375	$17.95	474	$17.47
Options exercised	(20)	$14.58	(114)	$15.35
Options forfeited	—	$—	(5)	$18.19
Options outstanding at end of period	355	$18.14	355	$18.14

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

A summary of activity for RSU awards for the three and nine months ended September 30, 2017 is as follows:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at beginning of period	411	$49.56	354	$29.60
RSUs granted	2	$74.56	250	$63.59
RSUs vested	(20)	$28.99	(205)	$30.60
RSUs forfeited	(1)	$34.12	(7)	$31.73
RSUs outstanding at end of period	392	$50.71	392	$50.71

NOTE 15.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of September 30, 2017 is approximately $95.5 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the nine months ended September 30, 2017.

NOTE 16.	RELATED PARTY TRANSACTIONS
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. Sales to our related party customers for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales to related parties	$648	$673	$1,255	$896
Number of related party customers	1	2	1	3
Our accounts receivable balance from related party customers with outstanding balances as of September 30, 2017 and December 31, 2016 was as follows:

	September 30,	December 31,
	2017	2016
Accounts receivable from related parties	$277	$—
Number of related party customers	1	—

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 17.	SIGNIFICANT CUSTOMER INFORMATION
The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	% of Total Sales	2016	% of Total Sales
Applied Materials, Inc.	$50,078	28.4%	$45,806	36.2%
LAM Research	46,315	26.2%	24,305	19.2%

	Nine Months Ended September 30,
	2017	% of Total Sales	2016	% of Total Sales
Applied Materials, Inc.	$165,239	33.6%	$118,364	34.0%
LAM Research	114,325	23.2%	73,319	21.0%
The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable as of September 30, 2017 and December 31, 2016:

	September 30,		December 31,
	2017		2016
Applied Materials, Inc.	$32,681	43.6%	$31,078	41.1%
LAM Research	3,550	4.7%	14,317	18.9%
Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar and flat panel display. No other customer accounted for 10% or more of our sales or accounts receivable balances during these periods.

NOTE 18.	CREDIT FACILITY
On July 28, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America N.A. ("BA") which provides a revolving line of credit of up to $100.0 million subject to certain funding conditions through July 28, 2022. Interest on amounts drawn shall be paid quarterly based upon the LIBOR Daily Floating Rate then in effect, plus between one and one-quarter (1.25%) and one and three-quarters (1.75%) percentage points depending on the Funded Debt to EBITDA ratio. As of September 30, 2017, the interest rate was 2.49%.The obligations under the Loan Agreement are unsecured until the Funded Debt to EBITDA ratio exceeds 2.0 to 1.0, at which time the Company and certain affiliates’ tangible and intangible personal property will be subject to a first priority, perfected lien and security interest in favor of BA pursuant to a Security Agreement. The Loan Agreement requires us to pay certain fees to the lenders. During the nine months ended September 30, 2017, we had less than $0.1 million of expenses related to interest and unused line of credit fees. Our credit availability under the Loan Agreement was $100.0 million at September 30, 2017.

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

•	Industrial power capital equipment market - Our industrial power capital market is comprised of products for Thin Films Industrial Power and Specialty Power applications.

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

Results of Continuing Operations
The following table sets forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Sales	$176,575	100.0%	$126,552	100.0%	$491,798	100.0%	$348,361	100.0%
Gross profit	92,234	52.2	66,123	52.2	258,206	52.5	181,629	52.1
Operating expenses	40,561	23.0	31,762	25.1	115,498	23.5	93,318	26.8
Operating income from continuing operations	51,673	29.2	34,361	27.1	142,708	29.0	88,311	25.3
Other income (expense), net	153	0.1	(55)	—	(3,138)	(0.6)	1,138	0.3
Income from continuing operations before income taxes	51,826	29.3	34,306	27.1	139,570	28.4	89,449	25.6
Provision for income taxes	(31,968)	(18.2)	5,268	4.2	(25,538)	(5.2)	12,937	3.7
Income from continuing operations, net of income taxes	$83,794	47.5%	$29,038	22.9%	$165,108	33.6%	$76,512	21.9%
SALES
The following tables set forth sales, and percentage of sales, by product group for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	% of Total Sales	2016	% of Total Sales	Increase/ (Decrease)	Percent Change
Semiconductor capital equipment market	$116,468	66.0%	$81,157	64.1%	$35,311	43.5%
Industrial power capital equipment market	35,895	20.3	26,493	20.9	9,402	35.5%
Global service	24,212	13.7	18,902	15.0	5,310	28.1%
Total sales	$176,575	100.0%	$126,552	100.0%	$50,023	39.5%

	Nine Months Ended September 30,
	2017	% of Total Sales	2016	% of Total Sales	Increase/ (Decrease)	Percent Change
Semiconductor capital equipment market	$338,136	68.8%	$229,486	65.9%	$108,650	47.3%
Industrial power capital equipment market	86,342	17.6	65,209	18.7	21,133	32.4%
Global service	67,320	13.6	53,666	15.4	13,654	25.4%
Total sales	$491,798	100.0%	$348,361	100.0%	$143,437	41.2%
Total Sales
Sales increased $50.0 million, or 39.5%, to $176.6 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $10.7 million, or 6.5%, as compared to the three months ended June 30, 2017. Sales for the nine months ended September 30, 2017 increased $143.4 million, or 41.2%, to $491.8 million from $348.4 million for the nine months ended September 30, 2016. The increase in sales for both periods was primarily due to demand in the semiconductor market driven by accelerated demand and strength in etch applications, as well continued growth in global services. Total sales from Excelsys, which was acquired July 3, 2017, was $4.0 million for the three months ended September 30, 2017.

Sales in the semiconductor market increased $35.3 million, or 43.5%, for the three months ending September 30, 2017 as compared to the three months ended September 30, 2016 and was flat as compared to the three months ended June 30, 2017. Semiconductor market sales for the nine months ended September 30, 2017 increased $108.7 million or 47.3% as compared to the same period in 2016. Our growth in the semiconductor market has been fueled by our leadership in etch applications, specifically related to advanced memory and transition to 3DNAND, along with advances in logic technology. Sales growth in each of the periods is driven primarily by recent program wins which have moved into production and delivery.
Sales in the industrial markets increased $9.4 million, or 35.5%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $9.6 million, or 36.6%, as compared to the three months ended June 30, 2017. For the nine months ended September 30, 2017, sales increased $21.1 million or 32.4% as compared to the same period in 2016. The increase in sales was primarily due to the expansion in advanced coating applications. The industrial markets we serve include solar panel, flat panel display, power control modules, data storage, architectural glass, high voltage and other industrial manufacturing markets. Our customers in these markets are primarily global and regional original equipment manufacturers. For the three months ended September 30, 2017, sales from Excelsys was $4.0 million.
Global service sales increased $5.3 million, or 28.1%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased $1.6 million, or 7.2%, as compared to the three months ended June 30, 2017. Global service sales for the nine months ending September 30, 2017 increased $13.7 million, or 25.4%, as compared to the same period in 2016. The increase in global service sales in all periods is due to share gains and growth in the installed base.
Backlog
Our backlog was $112.1 million at September 30, 2017 as compared to $69.2 million at December 31, 2016. Backlog remains strong primarily due to increased demand in the semiconductor and industrial thin film markets.
GROSS PROFIT
For the three months ended September 30, 2017, gross profit increased $26.1 million to $92.2 million as compared to gross profit of $66.1 million for the same period in 2016. Gross profit as a percent of sales remained flat between the periods at 52.2%. Gross profit for the nine months ended September 30, 2017 was $258.2 million, or 52.5% of sales, as compared to gross profit of $181.6 million, or 52.1% of sales, for the same period in 2016. The increase in gross profit is primarily attributable to increased volume. For the three months ended September 30, 2017 gross profit from Excelsys was $1.7 million which included$0.1 million associated with a step up in book basis for purchased inventory.
OPERATING EXPENSE
Operating expenses increased $8.8 million to $40.6 million, or 23.0% of sales, for the three months ended September 30, 2017 from $31.8 million, or 25.1% of sales, for the same period in 2016. Operating expenses increased $22.2 million to $115.5 million, or 23.5% of sales, for the nine months ended September 30, 2017, from $93.3 million, or 26.8% of sales, for the same period in 2016. For the three months ended September 30, 2017 operating expenses from Excelsys was $1.6 million which included $0.2 million in amortization for purchased intangibles.
The following table summarizes our operating expenses as a percentage of sales for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Research and development	$14,629	8.3%	$11,293	8.9%	$41,742	8.5%	$33,324	9.6%
Selling, general, and administrative	24,692	14.0	19,421	15.4	70,580	14.4	56,814	16.3
Amortization of intangible assets	1,240	0.7	1,048	0.8	3,176	0.6	3,180	0.9
Total operating expenses	$40,561	23.0%	$31,762	25.1%	$115,498	23.5%	$93,318	26.8%
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

Research and development expenses increased $3.3 million to $14.6 million, or 8.3% of sales, for the three months ended September 30, 2017 from $11.3 million, or 8.9% of sales, for the same period in 2016. Research and development expenses increased $8.4 million to $41.7 million, or 8.5% of sales, for the nine months ended September 30, 2017 from $33.3 million, or 9.6% of sales, for the same period in 2016. The increase in research and development expense is due to our investment in new programs to maintain and increase our technological leadership and provide solutions to our customers' evolving needs. For the three months ended September 30, 2017 research and development expense from Excelsys was $0.5 million.
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
Selling, general and administrative expenses increased $5.3 million to $24.7 million, or 14.0%, of sales for the three months ended September 30, 2017 from $19.4 million, or 15.4% of sales, for the same period in 2016. Selling, general and administrative expenses increased $13.8 million to $70.6 million, or 14.4% of sales, for the nine months ended September 30, 2017 from $56.8 million, or 16.3% of sales, for the same period in 2016. The increase in selling, general and administrative expense in both periods is primarily driven by higher stock based compensation, performance bonus, increased headcount and payroll, and costs associated with business development. For the three months ended September 30, 2017 selling, general and administrative expense from Excelsys was $1.1 million.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expense), net was a gain of $0.2 million for the three months ended September 30, 2017, as compared to a loss of $0.1 million for the same period in 2016. Other income (expense), net was a loss of $(3.1) million for the nine months ended September 30, 2017, as compared to a gain of $1.1 million for the same period in 2016. The loss for the nine months ended September 30, 2017 was primarily the cost of a foreign currency exchange rate forward contract that we entered into for a potential offshore acquisition that we decided not to consummate. See Note 7. Derivative Financial Instruments in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
Provision for Income Taxes
For the three and nine months ended September 30, 2017, the effective tax rates were (61.7)% and (18.3)%, respectively, compared to 15.4% and 14.5% for the three and nine months ended September 30, 2016, respectively. The effective tax rates for the three and nine months ended September 30, 2017 reflect the recognition of $40.2 million tax benefit associated with an estimated worthless stock deduction for the liquidation of one of our wholly owned solar inverter entities. The effective tax rates, without the $40.2 million estimated worthless stock benefit, for the three and nine months ended September 30, 2017, were 15.9% and 10.5%, respectively.
The effective tax rates for 2017 and 2016 are lower than the federal statutory rate primarily due to the tax benefit of earnings in foreign jurisdictions which are subject to lower tax rates. Additionally, the effective rates for the three and nine months ended September 30, 2017 were favorably impacted by the implementation of ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payments, and the related impact from the tax benefit derived from the exercise of employee equity incentive instruments.
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

Income from discontinued operations, net of income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$—	$—	$—	$—
Cost of sales	944	3,095	47	672
Total operating expenses	(441)	(1,473)	(1,587)	(3,759)
Operating income from discontinued operations	(503)	(1,622)	1,540	3,087
Other income	(86)	(14)	291	325
Income from discontinued operations before income taxes	(589)	(1,636)	1,831	3,412
Provision for income taxes	(659)	(2,959)	(512)	(3,249)
Income from discontinued operations, net of income taxes	$70	$1,323	$2,343	$6,661
Operating income from discontinued operations for the three and nine months ended September 30, 2017 and 2016 reflects the recovery of accounts receivable previously reserved for and the release of product warranty liability.
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

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gross Profit from continuing operations, as reported	$92,234	$66,123	$258,206	$181,629
Operating expenses from continuing operations, as reported	40,561	31,762	115,498	93,318
Adjustments:
Stock-based compensation	(3,453)	(1,301)	(10,707)	(4,299)
Amortization of intangible assets	(1,240)	(1,048)	(3,176)	(3,180)
Acquisition-related costs	—	—	(150)	—
Non-GAAP operating expenses from continuing operations	35,868	29,413	101,465	85,839
Non-GAAP operating income from continuing operations	$56,366	$36,710	$156,741	$95,790

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gross Profit from continuing operations, as reported	52.2%	52.2%	52.5%	52.1%
Operating expenses from continuing operations, as reported	23.0	25.1	23.5	26.8
Adjustments:
Stock-based compensation	(2.0)	(1.1)	(2.3)	(1.3)
Amortization of intangible assets	(0.7)	(0.8)	(0.6)	(0.9)
Acquisition-related costs	—	—	—	—
Non-GAAP operating expenses from continuing operations	20.3	23.2	20.6	24.6
Non-GAAP operating income from continuing operations	31.9%	29.0%	31.9%	27.5%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income from continuing operations, net of income taxes, as reported	$83,794	$29,038	$165,108	$76,512
Adjustments:
Stock-based compensation	3,453	1,301	10,707	4,299
Amortization of intangible assets	1,240	1,048	3,176	3,180
Loss on foreign exchange hedge	—	—	3,489	—
Acquisition-related costs	—	—	150	—
Incremental expense associated with start-up of the Asia regional headquarters	1,133	—	1,133	—
Nonrecurring tax benefit associated with inverter business	(40,194)	—	(40,194)	—
Tax effect of non-GAAP adjustments	(1,426)	(608)	(4,451)	(1,973)
Non-GAAP income from continuing operations, net of income taxes	$48,000	$30,779	$139,118	$82,018
Non-GAAP diluted earnings per share	$1.19	$0.77	$3.46	$2.05

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
Liquidity and Capital Resources
LIQUIDITY
We believe that adequate liquidity and cash generation are important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, cash generated from current operations as well as our credit facility noted below.
At September 30, 2017, we had $369.6 million in cash, cash equivalents, and marketable securities. We believe that our current and available cash levels, available credit facility, as well as our cash flows from future operations, will be adequate to meet anticipated working capital needs, levels of capital expenditures, acquisitions and contractual obligations for the next twelve months. We may, however, seek additional financing from time to time.
On July 28, 2017, Advanced Energy entered into a Loan Agreement (the “Loan Agreement”) with a bank which provides a revolving line of credit of up to $100.0 million subject to certain funding conditions through July 28, 2022. The credit facility provides us with further future flexibility for execution of our strategic plans. At September 30, 2017, we had $100.0 million in available funding under the Loan Agreement. For more information on the Loan Agreement, see "Note 18. Credit Facility" as set forth in Part I Item 1 of this Form 10-Q.
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In August 2017, we entered into a Fixed Dollar Share Repurchase Agreement to repurchase $25.0 million of shares of our common stock in the open market. A total of 351,292 shares of our common stock was repurchased under the Share Repurchase Agreement at an average price of $71.16 per share. We retired the shares repurchased under the Share Repurchase Agreement and recognized the $25.0 million share repurchase as a reduction to Additional paid-in capital. As of September 30, 2017, we had $75.0 million remaining for the authorized repurchase of shares.

CASH FLOWS
A summary of our cash provided by and (used in) operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities from continuing operations	$140,307	$82,665
Net cash used in operating activities from discontinued operations	(7,293)	(4,538)
Net cash provided by operating activities	133,014	78,127

Net cash (used in) provided by investing activities from continuing operations	(24,685)	1,892
Net cash used in investing activities from discontinued operations	—	—
Net cash (used in) provided by investing activities	(24,685)	1,892

Net cash (used in) provided by financing activities from continuing operations	(26,900)	1,750
Net cash used in financing activities from discontinued operations	—	(24)
Net cash (used in) provided by financing activities	(26,900)	1,726

EFFECT OF CURRENCY TRANSLATION ON CASH	1,138	(550)
INCREASE IN CASH AND CASH EQUIVALENTS	82,567	81,195
CASH AND CASH EQUIVALENTS, beginning of period	289,517	169,720
CASH AND CASH EQUIVALENTS, end of period	372,084	250,915
Less cash and cash equivalents from discontinued operations	5,512	6,623
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$366,572	$244,292
2017 CASH FLOWS COMPARED TO 2016
Net cash provided by operating activities
Net cash provided by operating activities for the nine months ended September 30, 2017 was $133.0 million, as compared to $78.1 million for the same period in 2016. The increase of $54.9 million in net cash flows from operating activities is due to improved earnings from operations.
Net cash (used in) provided by investing activities
Net cash (used in) provided by investing activities for the nine months ended September 30, 2017 was $(24.7) million, as compared to $1.9 million for the nine months ended September 30, 2016. Included in cash used in investing activities for the nine months ended September 30, 2017 was $17.3 million used in the acquisition of Excelsys and the purchase of $3.5 million in foreign currency exchange hedges. Included in the cash provided by investing activities for the nine months ended September 30, 2017 was $7.2 million of proceeds from the sale of marketable securities.
Net cash (used in) provided by financing activities
Net cash (used in) provided by financing activities for the nine months ended September 30, 2017 was $(26.9) million, as compared to $1.7 million for the nine months ended September 30, 2016. Included in cash used in financing activities for the nine months ended September 30, 2017 was $25.0 million for the repurchase of company stock.
Effect of currency translation on cash
During the nine months ended September 30, 2017, currency translation had a $1.1 million favorable impact as compared to a $0.6 million unfavorable impact during the nine months ended September 30, 2016. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the nine months ended September 30, 2017 and 2016 are as follows:

		Nine Months Ended September 30,
From	To	2017	2016
CAD	USD	7.8%	5.3%
CHF	USD	4.6%	3.5%
CNY	USD	4.4%	(2.6)%
EUR	USD	12.3%	3.3%
GBP	USD	8.6%	(12.0)%
INR	USD	4.0%	(0.7)%
JPY	USD	4.0%	18.8%
KRW	USD	4.7%	6.8%
TWD	USD	6.5%	4.9%
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
As of September 30, 2017, our investments consisted of certificates of deposit, with maturities of less than 1 years (see Note 6. Marketable Securities and Assets Measured at Fair Value in Part 1, Item 1 "Unaudited Condensed Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by a negligible amount.
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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the nine months ended September 30, 2017. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1A.	RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any of which could cause our results to be adversely impacted and could result in a decline in the value or loss of an investment in our common stock. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties may also impact the accuracy of forward-looking statements included in this Form 10-Q and other reports we file with the Securities and Exchange Commission.
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
Our ten largest customers accounted for 70.2% and 66.5% of our sales for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, sales to Applied Materials, Inc. and Lam Research were $165.2 million and $114.3 million, respectively. During the nine months ended September 30, 2016 sales to Applied Materials, Inc., and Lam Research were $118.4 million and $73.3 million, respectively. A significant decline in sales from either or both of these customers, or the Company's inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.
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
Sales to our customers outside the United States were approximately 32.1% and 32.9% of our total sales for the nine months ended September 30, 2017 and 2016. The acquisitions of the power controls modules and high voltage product lines have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•	our ability to develop and maintain relationships with suppliers and other local businesses;

•	compliance with product safety requirements and standards that are different from those of the United States;

•	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;

•	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $20.3 million in accounts receivable from foreign customers as of September 30, 2017; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
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
Our legacy inverter products may suffer higher than anticipated litigation, damage or warranty claims.
Our legacy inverter products (of which we discontinued the manufacture, engineering, and sale in December 2015 and which are reflected as Discontinued Operations in this filing) contain components that may contain errors or defects and were sold with original product warranties ranging from one to ten years with an option to purchase additional warranty coverage for up to 20 years. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products or to pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation.  We are experiencing claims from customers and suppliers and in some cases litigation related to the legacy inverter product line. Prior suppliers of the legacy inverter business have made claims and have pursued lawsuits ranging from allegations of losses associated with raw material inventory and other commercial claims, to an allegation of improper use of proprietary design. We review such claims and vigorously defend against such lawsuits in the ordinary course of our business. We cannot assure you that any such claims or litigation brought against us will not have a material adverse effect on our business or financial statements. Our involvement in such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. We also accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in additional expenses in the line "Income (loss) from discontinued operations, net of tax” on our Consolidated Statement of Operations in future periods. We plan to continue supporting inverter customers with service maintenance and repair operations.  This includes performing service to fulfill obligations under existing service maintenance contracts. There is no certainty that these can be performed profitably and could be adversely affected by higher than anticipated product failure rates, loss of critical service technician skills, an inability to obtain service parts, customer demands and disputes and cost of repair parts, among other factors. See Note 3. Discontinued Operations in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
Our products may suffer from defects or errors leading to damage or warranty claims.
Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. In recent years, we have experienced increased warranty costs for our legacy inverter product lines, which is reflected in "Income from discontinued operations, net of income taxes." See Note 3. Discontinued Operations in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
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
As of September 30, 2017, we have $53.5 million of goodwill and $34.4 million in intangible assets. We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Value of Shares that May Yet Be Purchased Under the Program (2)
August 1 - August 31, 2017	351,292	$71.16	351,292	$75,003,000
(1) In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. Under this program, in August 2017, we entered into a Fixed Dollar Share Repurchase Agreement to repurchase $25.0 million of shares of our common stock in the open market.

(2) While the Company has remaining authority to repurchase up to $75.0 million of our common stock, the Company has no current commitments or obligations to repurchase any shares of our common stock.

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

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	October 30, 2017	/s/ Thomas Liguori
Thomas Liguori
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.