Form 10-K
period 2017-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2018-02-15
CIK 927003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2017.
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $2,568,911,641 as of June 30, 2017, based upon the price at which such common stock was last sold on such date.
As of February 13, 2018, there was 39,629,120 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders (to be filed with the Commission under Regulation 14A no later than 120 days after the end of the registrant's fiscal year ended December 31, 2017).

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-K

PART I
Unless the context otherwise requires, as used in this Form 10-K, references to “Advanced Energy”, “the Company”, “we”, “us” or “our” refer to Advanced Energy Industries, Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS
Overview
Advanced Energy provides highly-engineered, mission-critical, precision power conversion, measurement and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform electrical power into various usable forms. Our power conversion products refine, modify and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our products enable thin film manufacturing processes such as plasma enhanced chemical and physical deposition and etch for various semiconductor and industrial products, industrial thermal applications for material and chemical processes, and specialty power for critical industrial applications. We also supply thermal instrumentation products for advanced temperature measurement and control in these markets. Our network of global service support centers provide local repair and field service capability in key regions as well as provide upgrades and refurbishment services, and sales of used equipment to businesses that use our products.
On July 3, 2017, Advanced Energy acquired all of the issued and outstanding shares of capital stock of Excelsys Holdings Limited (“Excelsys”), an electronics manufacturer in Cork, Ireland. This acquisition is part of Advanced Energy’s strategy to continue to grow and diversify its revenue through organic and inorganic opportunities. The high-efficiency, low voltage, configurable power supplies that Excelsys manufactures for medical and industrial applications will further enhance Advanced Energy’s product portfolio.  See Note 2. Business Acquisition in Item 8 "Financial Statements and Supplementary Data."
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
We principally serve original equipment manufacturers ("OEM") and end customers in the semiconductor, flat panel display, high voltage, solar panel, and other industrial capital equipment markets. Our products are used in diverse markets, applications, and processes including the manufacture of capital equipment for semiconductor device manufacturing, thin film applications for thin film renewables and architectural glass, and for other thin film applications including flat panel displays, and industrial coatings. These markets can be cyclical in nature. Therefore, demand for our products and our financial results can change as demand for manufacturing equipment and repair and maintenance services change in response to consumer demand. Other factors, such as global economic and market conditions and technological advances in the applications we serve can also have an impact on our financial results, both positively and negatively.
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
Our high voltage products are designed to meet the demanding requirements of OEMs worldwide. Our high voltage power solutions and custom-built power conversion products offer high frequency, high voltage topology, providing wide input and output operating ranges while retaining excellent stability and efficiencies ranging from benchtop and rackmount systems to micro-size printed circuit board mount modules. The products target applications including semiconductor wafer processing and metrology, scientific instrumentation, mass spectrometry, industrial printing and analytical x-ray systems for industrial and analytical applications.
Our solutions are designed to meet the demanding requirements of global OEMs in the Industrial, Medical and MIL-COTS (Commercial-off-the-shelf) verticals. Our low voltage products deliver excellence in efficiency, flexibility, performance and reliability. In the Medical industry our solutions are used in a variety of applications including: clinical diagnostic equipment, lasers, X-ray machines, CT-scanners and MRI scanners. In the Industrial vertical our products are commonly used in test and measurement, lasers, optical inspection equipment and scientific instrumentation. We design and manufacture MIL-COTS power supplies that meet the high reliability and often harsh operating environments of the military electronics industry and are ideal for use in a variety of applications including: radar systems, data acquisition, communications equipment, test and measurement equipment.
Our global support services group offers in-warranty and out-of-warranty repair services in the regions in which we operate, providing us with preventive maintenance opportunities. Our customers continue to pursue low cost of ownership of their capital equipment and are increasingly sensitive to the significant costs of system downtime. They expect that suppliers offer comprehensive local repair service and customer support. To meet these market requirements, we maintain a worldwide support organization comprising of both direct and indirect activities through partnership with local distributors primarily in the United States ("U.S."), the People’s Republic of China ("PRC"), Japan, South Korea, Taiwan, Germany, and United Kingdom.
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
Markets
Our products compete in markets for high tech applications using capital equipment. Our markets are not generally subject to seasonality; however, these markets are cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, government incentives and subsidies, and access to affordable capital. For more information related to the markets in which we compete and the current environment in those markets, see Business Environment and Trends in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."
SEMICONDUCTOR CAPITAL EQUIPMENT
Customers in the semiconductor capital equipment market incorporate our products into equipment that make integrated circuits. Our power conversion systems provide the energy to enable thin film processes, such as deposition and etch, and high voltage applications such as ion implant, wafer inspection and metrology.
Our thermal instrumentation products measure the temperature of the processed substrate or the process chamber. Our power control modules are used in rapid thermal processing applications and for epitaxial growth applications for use in photonics, microelectronics, and photovoltaics. Our remote plasma sources deliver ionized gases for reactive chemical processes used in cleaning, surface treatment, and gas abatement. Precise control over the energy delivered to plasma-based processes enables the production of integrated circuits with reduced feature sizes and increased speed and performance.
INDUSTRIAL POWER
Our industrial power capital market is comprised of products for Thin Films Industrial Power and Specialty Power applications.

•
Thin Films Industrial Power applications include glass coating, glass manufacturing, flat panel displays, solar cell manufacturing, and similar thin film manufacturing, including data storage, decorative, hard and optical coating.

•
Specialty Power applications include power control modules and thermal instrumentation products for metal fabrication and treatment, and material and chemical processing. Our high voltage industrial applications include scanning electron microscopy, medical equipment, and instrumentation applications such as x-ray and mass spectroscopy, as well as general electron gun sources for scientific and industrial applications.
GLOBAL SUPPORT
Our network of global service support centers provides local repair and field service capability in key regions as well as provides upgrades and refurbishment services, and sales of used equipment to businesses that use our products.
Customers
Our products are sold worldwide to approximately 280 OEMs and integrators and directly to more than 1,600 end users. Our ten largest customers accounted for approximately 70.4% of our sales in 2017, 67.7% of our sales in 2016, and 61.2% of our sales in 2015. We expect that the sale of products to our largest customers will continue to account for a significant percentage of our sales for the foreseeable future.
Applied Materials Inc., our largest customer, accounted for 33.5% of our sales in 2017, 35.2% of our sales in 2016, and 29.8% of our sales in 2015. Lam Research accounted for 23.1% of our sales in 2017, 20.7% of our sales in 2016, and 20.3% of our sales in 2015. No other customer accounted for greater than 10% of our sales in 2017, 2016, or 2015. The loss of Applied Materials, Inc. or Lam Research as a customer could have a material adverse effect on our results of operations.
Backlog
Our backlog was approximately $131.3 million at December 31, 2017, an 89.7% increase from $69.2 million at December 31, 2016. This increase resulted primarily due to increased demand in the semiconductor and industrial thin film markets. For more information related to our expectations for the markets we serve, see Business Environment and Trends in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Backlog orders are firm orders scheduled to be filled and shipped in the next 12 months.
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
Marketing, Sales and Distribution
We sell our products through direct and indirect sales channels in North America, Europe and Asia. Our sales operations are primarily located in the United States, the PRC, the United Kingdom, Germany, Japan, South Korea, India, Singapore and Taiwan. In addition to a direct sales force, we have independent sales representatives and distributors that support our selling efforts. We maintain customer service offices at many of the locations listed above, as well as other sites near our customers' locations. We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers.
The following table presents our net sales by geographic region for the years ended December 31, 2017, 2016, and 2015. Sales are attributed to individual countries based on customer location.

	Years ended December 31,
Sales to external customers:	2017	2016	2015

United States	$453,095	$327,397	$268,257
Canada	37	161	195
North America	453,132	327,558	268,452

People's Republic of China	34,045	16,207	12,687
Other Asian countries	104,595	77,638	61,839
Asia	138,640	93,845	74,526

Germany	57,351	48,589	46,719
United Kingdom	14,299	13,712	25,100
Other European Countries	7,590	—	14
Europe	79,240	62,301	71,833
Total sales	$671,012	$483,704	$414,811

Total sales to all countries outside of the U.S. totaled $217.9 million, $156.3 million, and $146.6 million in the years ended December 31, 2017, 2016, and 2015, respectively.
See Item 1A "Risk Factors" for a discussion of certain risks related to our foreign operations.
Manufacturing
The manufacturing of our products is performed in Shenzhen, PRC; Ronkonkoma, New York; Littlehampton, United Kingdom; and Vancouver, Washington. Manufacturing in these locations, primarily the PRC, exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in PRC laws and regulations, government actions, inability to meet customer demands if one of our facilities becomes impaired, and unsettled political conditions.
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
Intellectual Property
We seek patent protection for inventions governing new products or technologies as part of our ongoing research and development. We currently hold 121 United States patents and 91 foreign-issued patents, and have 79 patent applications pending in the United States, Europe and Asia. A substantial majority of our patents relate to our Process Power business. Generally, our efforts to obtain international patents have been concentrated in the industrialized countries within Europe and Asia because there are other manufacturers and developers of power conversion and control systems in those countries, as well as customers for those systems for which our intellectual property applies.
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
We have seen an increase in global competition in the markets in which we compete, especially from Asian and European-based component suppliers. We encounter substantial competition from foreign and domestic companies for each of our product lines. Some of our competitors have greater financial and other resources than we do. In some cases, competitors are smaller than we are, but are well established in specific product niches. MKS Instruments, Inc., COMET Holding AG., Daihen Corp., TRUMPF Hüttinger GmbH + Co. KG., Comdel, Inc., Kyosan Electric Mfg. Co., Ltd., New Power Plasma Co., Ltd., EN Technologies Inc., Seren IPS, Inc.,and Adtec Plasma Tech. Co., Ltd. compete with our power conversion products for thin film processing. Spellman High Voltage Electronics Corp., Crane Co., and Matsusada Precision, Inc. offer products that compete with our high voltage products. LumaSense Technologies, Inc., CI Systems Ltd., BASF SE., and LayTec AG. offer products that compete with our thermal instrumentation products. Eurotherm, Control Concepts Inc., CD Automation, and Spang Power Electronics offer products that compete with our power control modules. Artesyn Embedded Technologies, Cosel Co., LTD, TKD-Lambda Americas Inc., Mean Well, Vox Power and XP Power compete with our low voltage products.
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
Research and development expenses were $58.0 million in 2017, $44.4 million in 2016, and $39.6 million in 2015, representing 8.6% of our sales in 2017, 9.2% of our sales in 2016, and 9.5% of our sales in 2015.
Employees
As of December 31, 2017, we had a total of 1,876 employees. Our employees are not represented by unions, except for statutory organization rights applicable to our employees in the PRC and Germany. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.
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
Executive Officers of the Registrant
Our executive officers, their positions and their ages as of December 31, 2017 were as follows:
Yuval Wasserman, 63, has served as President & Chief Executive Officer, and as a director since October 2014. Mr. Wasserman joined us in August 2007 as Senior Vice President, Sales, Marketing and Service. In October 2007, Mr. Wasserman was promoted to Executive Vice President, Sales, Marketing and Service. In April 2009, he was promoted to Executive Vice President and Chief Operating Officer of the Company, and then in August 2011, he was promoted to President of the Thin Films Business Unit. Prior to joining the Company, Mr. Wasserman served as the President, and later as Chief Executive Officer, of Tevet Process Control Technologies, Inc., a semiconductor metrology company, until July 2007. Prior to that, he held senior executive and general management positions at Boxer Cross (a metrology company acquired by Applied Materials, Inc.), Fusion Systems (a plasma strip company that is a division of Axcelis Technologies, Inc.), and AG Associates (a semiconductor capital equipment company focused on rapid thermal processing). Mr. Wasserman started his career at National Semiconductor, Inc., where he held various process engineering and management positions. Mr. Wasserman was on the Board of Directors of Syncroness, Inc., an outsourced engineering and product development company, from 2010 to 2017 when it was sold, and joined the Board of Directors of FARO Technologies, Inc., a publicly traded, manufacturer of three-dimensional (3D) measurement, imaging and realization systems,in December 2017. Mr. Wasserman is a National Association of Corporate Directors (NACD) Governance Fellow. Mr. Wasserman has a BSc degree in chemical engineering from BenGurion University in Israel.
Thomas Liguori, 59, was our Executive Vice President and Chief Financial Officer from May 2015 until his resignation on January 26, 2018. Prior to joining Advanced Energy, he served as Executive Vice President and Chief Financial Officer at Multi-Fineline Electronix, Inc. since 2008. Multi-Fineline Electronix, Inc. is one of the world’s largest producers of flexible printed circuits and flexible circuit assemblies. Prior to Multi-Fineline Electronix, Inc., Mr. Liguori served as Chief Financial Officer at Hypercom, Inc. from November 2005 to February 2008, where he designed and built the global finance and administration functions. From February 2005 to November 2005, Mr. Liguori served as Vice President, Finance and Chief Financial Officer at Iomega Corporation, a publicly traded provider of storage and network security solutions, and from April 2000 to February 2005, as Chief Financial Officer at Channell Commercial Corporation, a publicly traded designer and manufacturer of telecommunications equipment. Prior to that time, Mr. Liguori served as Chief Financial Officer of Dole Europe for Dole Food Company, serving as the top-ranking financial and IT executive in Dole’s operations in Europe, Africa and the Middle East, and as Vice President of Finance at Teledyne Technologies International Corp. Mr. Liguori began his career with Honeywell Ltd. and served as a management consultant with Deloitte & Touche LLP. Mr. Liguori holds a Bachelor’s in Business Administration from Boston University and completed a M.B.A. in Finance, from Arizona State University. He is a Certified Management Accountant and a Certified Financial Manager. Mr. Liguori is a National Association of Corporate Directors (NACD) Board Leadership Fellow.
Thomas O. McGimpsey, 56, joined us in April 2009 as Vice President and General Counsel and was promoted to Executive Vice President of Corporate Development (M&A) and General Counsel in August 2011, and held the corporate development executive position until mid-2015. In January 2018, Mr. McGimpsey was appointed as the Interim Chief Financial Officer and now has the combined role of Executive Vice President, Chief Financial Officer & General Counsel. Mr. McGimpsey also managed Advanced Energy’s IT Department from 2010 to 2013. Prior to joining the Company, from February 2008 to April 2009, Mr. McGimpsey held the position of Vice President of Operations at First Data Corporation. During 2007, Mr. McGimpsey was a consultant and legal advisor to various companies. From July 2000 to January 2007, Mr. McGimpsey held various positions with McDATA Corporation such as Executive Vice President of Business Development & Chief Legal Officer, Senior Vice President & General Counsel and Vice President of Corporate Development. From February 1998 until its sale in June 2000, Mr. McGimpsey held the position of Director and Senior Corporate Attorney at US WEST, Inc. From 1991 to 1998, Mr. McGimpsey was in private practice at national law firms. From 1984 to 1988, Mr. McGimpsey was a Senior Engineer for Software Technology, Inc. Mr. McGimpsey has been on the Board of Directors of CPP, Inc., an international engineering services company since August 2015 and has been a Commissioner to the Colorado Commission on Higher Education since July 2015. Mr. McGimpsey received his Executive M.B.A. (with honors) from Colorado State University, his Juris Doctor degree from the University of Colorado and his B.S. degree in Computer Science (with a minor in electrical systems) from Embry-Riddle Aeronautical University. Mr. McGimpsey is a National Association of Corporate Directors (NACD) Board Leadership Fellow.

ITEM 1A.	RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any of which could cause our results to be adversely impacted and could result in a decline in the value or loss of an investment in our common stock. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties may also impact the accuracy of forward-looking statements included in this Form 10-K and other reports we file with the Securities and Exchange Commission. Investors should carefully consider information in this Annual Report on Form 10-K in light of the risk factors described below.
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
Our restructuring and other cost reduction efforts in prior years have included transitioning manufacturing operations to our facility in Shenzhen from other manufacturing facilities, such as Fort Collins, Colorado and Littlehampton, United Kingdom, which renders us increasingly reliant upon our Shenzhen facility. We have been notified that we will be required to relocate our Shenzhen, PRC manufacturing facility by July 2020. A disruption in manufacturing at our Shenzhen facility, from whatever cause, could have a significantly adverse effect on our ability to fulfill customer orders, our ability to maintain customer relationships, our costs to manufacture our products and, as a result, our results of operations and financial condition.
Our evolving manufacturing footprint may increase our risk.
The nature of our manufacturing is evolving as we continue to grow by acquisition. Historically, our principal manufacturing location has been in Shenzhen, PRC; however, we have also added specialized manufacturing at our Littlehampton, United Kingdom, and Ronkonkoma, New York facilities. From time to time we may be required to relocate manufacturing or migrate manufacturing of specific products between facilities or to third party manufacturers. We have been notified that we will be required to relocate our Shenzhen, PRC manufacturing facility by July 2020. If we do not successfully coordinate the timely manufacturing and distribution of our products during this time, we may have insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs.
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
Newly enacted U.S. government tax reform could have a negative impact on the results of future operations.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Tax Act") was enacted which contained substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a transition tax on deemed repatriated earnings of our foreign subsidiaries. With the enactment of the Tax Act, our financial results for 2017 included a mandatory one-time estimated income tax expense of approximately $72.9 million resulting from the transition tax and the revaluation of our U.S. deferred tax assets and liabilities to reflect the recently enacted 21% federal corporate tax rate effective January 1, 2018. These estimates are based on our initial analysis of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the Internal Revenue Service about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, these estimates may be adjusted in future periods during 2018.
Significant developments stemming from recent U.S. government proposals concerning tariffs and other economic proposals could have a material adverse effect on us.
              Recent U.S. government proposals could impose greater restrictions and economic disincentives on international trade, particularly imports.
Proposals to date include possible tariffs on goods imported into the United States, particularly from China, that could increase the cost of imported products.  We have our primary manufacturing facility in Shenzhen, PRC and a significant portion of our products are imported into the United States. Any increase in the cost of our goods imported into the United States could adversely impact our competitiveness. Depending on the final regulation, we may elect to move some of our manufacturing operations to the US which could increase our costs as well.  While the final changes in regulation are not known at this time, any final regulation that adds a cost to imported product could have a material effect on our costs and net income.
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
For example, on October 5, 2015, the Organisation for Economic Co-operation and Development (OECD) issued the final report on all 15 Base Erosion and Profit Shifting “BEPS” Action Plans. According to the OECD, the current rules have created opportunities for Base Erosion and Profit Shifting and suggest new rules whereby profits are taxed where economic activities take place and value is created. OECD comments include new or reinforced international standards as well as concrete measures to help countries tackle BEPS. Among the highlights of the OECD Final Reports are the new transfer pricing approach and reinforced international standards on tax treaties, the setting of minimum standards on harmful tax practices, treaty abuse, country-by-country reporting and dispute resolution, action items requiring national legislation particularly in hybrid mismatches and interest restriction, and analytical reports with recommendations concerning digital economy and multilateral instruments. If countries in which we operate adopt the OECD recommendations as outlined in the BEPS Action Plans, it is uncertain to what extent the changes could impact the Company.
We are exposed to risks associated with worldwide financial markets and the global economy.
Our business depends on the expansion of manufacturing capacity in our end markets and the installation base for the products we sell. In the past, severe tightening of credit markets, turmoil in the financial markets, and a weakening global economy have contributed to slowdowns in the industries in which we operate. Some of our key markets depend largely on consumer spending. Economic uncertainty, such as that recently experienced in the PRC, exacerbates negative trends in consumer spending and may cause our customers to push out, cancel, or refrain from placing orders.
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
Our ten largest customers accounted for 70.4%, 67.7% and 61.2% of our sales for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, sales to Applied Materials, Inc. and Lam Research were $224.8 million and $155.3 million or 33.5% and 23.1%, respectively, and accounts receivable were $36.8 million and $5.4 million , respectively. During the year ended December 31, 2016, sales to Applied Materials, Inc., and Lam Research were $170.2 million and $100.3 million, or 35.2% and 20.7%, respectively, and accounts receivable were $31.1 million and $14.3 million, respectively. During the year ended December 31, 2015, sales to Applied Materials, Inc. and Lam Research were $123.5 million and $84.2 million, or 29.8% and 20.3%, respectively, and accounts receivable were $17.1 million and $7.3 million, respectively. A significant decline in sales from either or both of these customers, or the Company's inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.
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
Sales to our customers outside the United States were approximately 32.5% and 32.3% of our total sales for the years ended December 31, 2017 and 2016. The acquisitions of the power controls modules and high and low voltage product lines have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•	our ability to develop and maintain relationships with suppliers and other local businesses;

•	compliance with product safety requirements and standards that are different from those of the United States;

•	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;

•	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $21.4 million in accounts receivable from foreign customers as of December 31, 2017; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
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
Our customers continually exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base and the highly competitive markets in which we compete, we may be required to reduce our prices or extend payment terms to remain competitive. We have recently seen pricing pressure from our largest customers due in part to low-cost competition and market consolidation. As a result of the competitive markets we serve, from time to time we may enter into long term pricing agreements with our largest customers that results in reduced product pricing. Such reduced product pricing may result in product margin declines unless we are successful in reducing our product costs ahead of such price reductions. We believe some of our Asian competitors benefit from local governmental funding incentives and purchasing preferences from end-user customers in their respective countries. Moreover, in order to be successful in the current competitive environment, we are required to accelerate our investment in research & development to meet time-to-market, performance and technology adoption cycle needs of our customers simply in order to compete for design wins, and if successful, receive potential purchase orders. Given such up-front investments we have to make and the competitive nature of our markets, we may not be able to reduce our expenses in an amount sufficient to offset potential margin declines or loss of business and may not be able to meet customer product time-line expectations. The potential decrease in cash flow could materially and adversely impact our financial condition.
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
Our legacy inverter products (of which we discontinued the manufacture, engineering, and sale in December 2015 and which are reflected as Discontinued Operations in this filing) contain components that may contain errors or defects and were sold with original product warranties ranging from one to ten years with an option to purchase additional warranty coverage for up to 20 years. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products or to pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation.  We are experiencing claims from customers and suppliers and in some cases litigation related to the legacy inverter product line. Prior suppliers of the legacy inverter business have made claims and have pursued lawsuits ranging from allegations of losses associated with raw material inventory and other commercial claims, to an allegation of improper use of proprietary design. We review such claims and vigorously defend against such lawsuits in the ordinary course of our business. We cannot assure you that any such claims or litigation brought against us will not have a material adverse effect on our business or financial statements. Our involvement in such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. We also accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in additional expenses in the line "Income (loss) from discontinued operations, net of tax” on our Consolidated Statement of Operations in future periods. We plan to continue supporting inverter customers with service maintenance and repair operations.  This includes performing service to fulfill obligations under existing service maintenance contracts. There is no certainty that these can be performed profitably and could be adversely affected by higher than anticipated product failure rates, loss of critical service technician skills, an inability to obtain service parts, customer demands and disputes and cost of repair parts, among other factors. See Note 3. Discontinued Operations in Item 8 "Financial Statements and Supplementary Data".
Our products may suffer from defects or errors leading to damage or warranty claims.
Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. In recent years, we have experienced increased warranty costs for our legacy inverter product lines, which is reflected in "Income from discontinued operations, net of income taxes." See Note 3. Discontinued Operations in Item 8 "Financial Statements and Supplementary Data".
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
On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union ("EU"). On March 29, 2017, the UK's ambassador to the EU delivered a letter to the president of the European Council that gave formal notice under Article 50 of the Lisbon Treaty of UK's withdrawal from the EU, commonly referred to as "Brexit". As a result, negotiations have commenced to determine the terms of the UK's withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the UK and the EU. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our sales, operations and financial results. In particular, our operations in the UK may be adversely affected by extreme fluctuations in the UK exchange rates. Moreover, the imposition of any import restrictions and duties levied on our UK products as imported for EU customers may make our products more expensive for such customers and less competitive from a pricing perspective.
Changes in the value of the Chinese yuan could impact the cost of our operation in Shenzhen, PRC and our sales growth in our PRC markets.
The PRC government is continually pressured by its trading partners to allow its currency to float in a manner similar to other major currencies. In 2016, the PRC's currency devalued by a cumulative 6.5% against the U.S. dollar, making Chinese exports cheaper and imports into the PRC more expensive by that amount. This devaluation negatively impacts U.S. businesses that trade with the PRC because it puts them at a cost disadvantage. Any change in the value of the Chinese yuan may impact our ability to control the cost of our products in the world market. Specifically, the decision by the PRC government to allow the yuan to begin to float against the United States dollar could significantly increase the labor and other costs incurred in the operation of our Shenzhen facility and the cost of raw materials, parts, components, and subassemblies that we source in the PRC, thereby having a material and adverse effect on our financial condition and results of operations.
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
As of December 31, 2017, we have $53.8 million of goodwill and $33.5 million in intangible assets. We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. On August 22, 2012, under the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We have to perform sufficient due diligence to determine whether such minerals are used in the manufacture of our products. However, the implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we incur costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
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

•	decrease the value of our investments; and

•	impair the financial viability of our insurers.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Information concerning our principal properties at December 31, 2017 is set forth below:

Location	Principal Activity	Ownership
Fort Collins, CO	Corporate headquarters, research and development, distribution, sales, and service	Leased
San Jose, CA	Distribution, sales, and service, research and development	Leased
Georgetown, MA	Service	Leased
Ronkonkoma, New York	Manufacturing, distribution, service, and research and development	Leased
Vancouver, WA	Research and development, manufacturing, distribution, sales, and service	Leased
Beijing, China	Sales	Leased
Shanghai, China	Distribution and sales	Leased
Shenzhen, China	Manufacturing, distribution, service, and research and development	Leased
Xian, China	Service	Leased
Metzingen, Germany	Distribution, sales, and service	Leased
Warstein-Belecke, Germany	Research, distribution, sales, and service	Leased
Pune, India	Distribution and sales	Leased
Cork, Ireland	Sales, service, and research and development	Leased
Tokyo, Japan	Sales	Leased
Singapore	Sales and service	Leased
Hwasung Kyunggi-do, South Korea	Distribution, sales, and service	Leased
Sungnam City, South Korea	Distribution, sales, service and research and development	Owned
Villaz-St-Pierre, Switzerland	Research and development	Leased
Taipei, Taiwan	Distribution, sales, and service	Leased
Littlehampton, United Kingdom	Manufacturing, distribution, service, and research and development	Leased
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
Principal Market and Price Range of Common Stock
Our common stock is listed on the NASDAQ Global Select Market under the symbol “AEIS.” At February 13, 2018, the number of common stockholders of record was 324, and the closing sale price of our common stock on the NASDAQ Global Select Market on that day was $64.36 per share.
The table below shows the range of high and low closing sale prices for our common stock as quoted (without retail markup or markdown and without commissions) on the NASDAQ Global Select Market:

	2017		2016
	High	Low	High	Low
First Quarter	$70.64	$53.79	$34.99	$25.45
Second Quarter	86.25	63.81	38.85	32.35
Third Quarter	80.85	63.66	47.32	37.24
Fourth Quarter	95.00	67.39	56.91	45.73
Dividend Policy
We have not declared or paid any cash dividends on our capital stock in our history as a public company. We currently intend to retain all future earnings to finance our business or make stock repurchases and do not anticipate paying cash or other dividends on our common stock in the foreseeable future.
Share Repurchases
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock. In November 2017, our Board of Directors approved an extension to the share repurchase program to December 2019 from its original maturity of March 2018. As of December 31, 2017, we had $70.0 million remaining for the authorized repurchase of shares.
In November 2015 we entered into a Fixed Dollar Accelerated Share Repurchase Transaction to purchase $50.0 million of shares of our common stock in the open market. A total of 1.7 million shares of our common stock was repurchased under the Fixed Dollar Accelerated Share Repurchase Agreement at an average price of $28.99 per share.
  In August and December 2017, we entered into Fixed Dollar Share Repurchase Agreements to repurchase $25.0 million and $5.0 million, respectively, of shares of our common stock in the open market. Total shares repurchased under the Fixed Dollar Share Repurchase Agreements in August and December 2017 were 351,292 and 70,700, respectively, at an average price of $71.16 and $70.65, respectively, per share.
All shares repurchased were executed in the open market, and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares. Accordingly, the associated cost of the repurchased shares were recognized as a reduction to Additional paid-in capital.

The following table summarizes information with respect to the company's purchase of its common stock during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Value of Shares that May Yet Be Purchased Under the Program (2)
December 1 - December 31, 2017	70,700	$70.65	70,700	$70,008,000
Total	70,700	$70.65	70,700	$70,008,000
(1) In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. Under this program, in August and December 2017, we entered into two Fixed Dollar Share Repurchase Agreements to repurchase $25.0 million and $5.0 million, respectively, of shares of our common stock in the open market.

(2) While the Company has remaining authority to repurchase up to $70.0 million of our common stock, the Company has no current commitments or obligations to repurchase any shares of our common stock.
Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on our common stock during the period from December 31, 2012 through December 31, 2017. This is compared with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index (PHLX) over the same period. The comparison assumes $100 was invested on December 31, 2012 in Advanced Energy common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
(1) $100 invested on 12/31/2012 in our stock or index, including reinvestment of dividends. Indices and our stock performance calculated on a calendar year-end basis.

	12/12	12/13	12/14	12/15	12/16	12/17
Advanced Energy Industries, Inc.	$100.00	$165.55	$171.63	$204.43	$396.48	$488.67
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
PHLX Semiconductor	100.00	130.15	167.68	156.67	208.23	292.66

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Sales	$671,012	$483,704	$414,811	$367,333	$299,381
Operating income	200,770	126,857	106,656	86,091	47,847
Income from continuing operations before income taxes	198,191	128,076	105,442	86,005	48,322
Income from continuing operations, net of income taxes	136,101	116,948	83,482	69,495	59,710
Income (loss) from discontinued operations, net of income taxes	1,760	10,506	(241,968)	(22,513)	(27,624)
Net income (loss)	137,861	127,454	(158,486)	46,982	32,086
Earnings per Share:
Continuing Operations:
Basic earnings per share	$3.42	$2.94	$2.05	$1.72	$1.51
Diluted earnings per share	$3.39	$2.92	$2.03	$1.69	$1.47
Discontinued Operations:
Basic earnings (loss) per share	$0.04	$0.26	$(5.94)	$(0.56)	$(0.70)
Diluted earnings (loss) per share	$0.04	$0.26	$(5.94)	$(0.56)	$(0.70)
Net Income (Loss):
Basic earnings (loss) per share	$3.47	$3.21	$(3.89)	$1.16	$0.81
Diluted earnings (loss) per share	$3.43	$3.18	$(3.89)	$1.14	$0.79

Basic weighted-average common shares outstanding	39,754	39,720	40,746	40,420	39,597
Diluted weighted-average common shares outstanding	40,176	40,031	41,077	41,034	40,667
Consolidated Balance Sheets Data:
Total assets	$733,308	$571,529	$462,503	$684,409	$648,992

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We design, manufacture, sell, and support power conversion products that transform power into various usable forms. Our products enable manufacturing processes that use thin film technology for various products, such as semiconductor devices, flat panel displays, thin film renewables, architectural glass, optical coating and consumer products decorative and functional coating. We also supply thermal instrumentation products for advanced temperature measurement and control in the thin film process for these same markets. Our power control modules provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, material and chemical processing. Our high voltage power supplies and modules are used in applications such as semiconductor ion implantation, scanning electron microscopy, chemical analysis such as mass spectrometry and various applications using X-ray technology and electron guns for both analytical and processing applications. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments and used equipment to companies using our products.
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
We enter 2018 looking to strengthen our position and grow revenue through new products, design wins, new applications and geographical growth, continuously emphasizing margin expansion, cash generation and cost improvement.
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
Warranty Costs
We provide for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. We offer warranty coverage for a majority of our Precision Power products for periods typically ranging from 12 to 24 months after shipment. We warranted our inverter products for five to ten years and provided the option to purchase additional warranty coverage up to 20 years. The product warranty expense accrued related to our standard inverter product warranties is now considered part of our discontinued operations and is recorded as such on our Consolidated Balance Sheets. See Note 3. Discontinued Operations in Item 8 "Financial Statements and Supplementary Data" for more information on our discontinued operations and Note 12. Warranties in Item 8 "Financial Statements and Supplementary Data" for more information on our warranties from continuing operations. We estimate the anticipated costs of repairing our products under such warranties based on the historical costs of the repairs. The assumptions we use to estimate warranty accruals are reevaluated periodically, in light of actual experience, and when appropriate, the accruals are adjusted. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations.

Goodwill, Intangible and Other Long-Lived Assets
As a result of our acquisitions, we recorded goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing, as well as testing upon the occurrence of any event that indicates a potential impairment. The annual impairment test can be performed using an assessment of qualitative factors in determining if it is more likely than not that goodwill is impaired. If this assessment indicates that it is more likely than not that goodwill is impaired, then the next step of impairment testing compares the fair value of a reporting unit to its carrying value. Goodwill would be impaired if the resulting implied fair value of goodwill was less than the recorded carrying value of the goodwill.
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
In 2017, we performed an assessment of qualitative factors for our annual impairment test of the goodwill. The factors reviewed included macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance. This assessment resulted in the conclusion that there was no impairment of goodwill in 2017.
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
On December 22, 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act (the Tax Act) into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on our accumulated foreign earnings and a reduction of the corporate income tax rate to 21%, effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, we consider the accounting for the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Business Environment and Trends
SEMICONDUCTORS
Investment in semiconductor capital equipment increased approximately 31% year over year in 2017. Sales to our semiconductor OEM customers continued to increase quarter over quarter throughout the year. Sales in the fourth quarter of 2017 represented a record for our semiconductor business. The semiconductor market is being driven by the rapid adoption of solid-state drives (SSD) deploying the latest 3D-NAND memory devices and a ramp of advanced Logic devices at the 10nm technology node.
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
In industrial applications, we remain focused on taking our products into new applications and world regions, increasing our penetration into Asia, Europe and North America. In 2017, we made gains across an array of industries. The flat panel display market showed continued strength with the ongoing ramp of OLED mobile screen capacity. Demand for our products used in many industrial thin film coating and specialty power markets increased, particularly in manufacturing areas for products such as solar panels, consumer device coatings, flat panel displays and analytical instrumentation. Our thermal process control and measurement instruments are also making gains in North America, where we have focused for regional expansion.
Results of Continuing Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward, and should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Advanced Energy is organized as a single business unit, which principally serves OEM and end customers in the semiconductor, flat panel display, high and low voltage, solar panel, and other capital equipment markets. As of December 31, 2015 we discontinued our inverter products manufacturing and sales. All prior periods disclosed have been recast to reflect continuing operations. Results of discontinued operations are reflected as "Income (loss) from discontinued operations, net of income taxes" in our Consolidated Statements of Operations. See Note 3. Discontinued Operations in Item 8 "Financial Statements and Supplementary Data."
The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2017	2016	2015
Sales	$671,012	$483,704	$414,811
Gross profit	356,381	253,147	216,870
Operating expenses	155,611	126,290	110,214
Operating income	200,770	126,857	106,656
Other income (expense)	(2,579)	1,219	(1,214)
Income from continuing operations before income taxes	198,191	128,076	105,442
Provision for income taxes	62,090	11,128	21,960
Income from continuing operations, net of income taxes	$136,101	$116,948	$83,482

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2017	2016	2015
Sales	100.0%	100.0%	100.0%
Gross profit	53.1%	52.3%	52.3%
Operating expenses	23.1%	26.2%	26.5%
Operating income	30.0%	26.1%	25.8%
Other income (expense)	(0.4)%	0.3%	(0.3)%
Income from continuing operations before income taxes	29.6%	26.4%	25.5%
Provision for income taxes	9.3%	2.3%	5.3%
Income from continuing operations, net of income taxes	20.3%	24.1%	20.2%
SALES
The following tables summarize annual net sales and percentages of net sales, by product line, for each of the years ended 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,			Change
	2017	2016	2015	2017 v. 2016		2016 v. 2015
Semiconductor capital equipment	$461,701	$326,316	$266,465	$135,385	41.5%	$59,851	22.5%
Industrial capital equipment	116,949	84,263	84,217	32,686	38.8%	46	0.1%
Global Support	92,362	73,125	64,129	19,237	26.3%	8,996	14.0%
Total	$671,012	$483,704	$414,811	$187,308	38.7%	$68,893	16.6%

	Years Ended December 31,
	2017	2016	2015
Semiconductor capital equipment	68.8%	67.5%	64.2%
Industrial power capital equipment	17.4%	17.4%	20.3%
Global Support	13.8%	15.1%	15.5%
Total	100.0%	100.0%	100.0%
OPERATING EXPENSE
The following table summarizes our operating expense as a percentage of sales for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017		2016		2015
Research and development	$57,999	8.6%	$44,445	9.2%	$39,551	9.5%
Selling, general, and administrative	93,262	13.9%	77,678	16.1%	66,097	15.9%
Amortization of intangible assets	4,350	0.6%	4,167	0.9%	4,368	1.1%
Restructuring charges	—	—%	—	—%	198	—%
Total operating expenses	$155,611	23.1%	$126,290	26.2%	$110,214	26.5%
2017 Results Compared To 2016
SALES
Total sales for the year ended December 31, 2017 increased 38.7% to $671.0 million from $483.7 million for the year ended December 31, 2016. The increase in sales was primarily due to demand in the semiconductor market driven by accelerated demand and strength in etch and CVD applications. We also experienced continued growth within our industrial products and global services. Total sales from Excelsys, which was acquired July 3, 2017, was $7.6 million for the year ended December 31, 2017.
In 2017, sales in our semiconductor market increased 41.5% to $461.7 million, and 68.8% of sales, from $326.3 million, and 67.5% of sales in 2016. Our growth in the semiconductor market has been fueled by our leadership in etch applications, specifically related to advanced memory and transition to 3DNAND, along with advances in logic technology. Sales growth was driven primarily by recent program wins which have moved into production and delivery.
Sales to the industrial capital equipment markets increased 38.8% to $116.9 million in 2017 from $84.3 million in 2016. The industrial markets we serve include solar panel, flat panel display, power control modules, data storage, architectural glass, high voltage and other industrial manufacturing markets. Our customers in these markets are primarily global and regional original equipment manufacturers. The increase in sales was primarily due to the expansion in advanced coating applications. Sales to the industrial capital equipment markets as a percentage of total sales remained flat at 17.4% in 2017 and 2016, due primarily to the strong growth in sales in our semiconductor market. Sales from the acquisition of Excelsys for the year ended December 31, 2017 was $7.6 million.
Global service sales increased 26.3% to $92.4 million from $73.1 million in 2016. Increased global service sales was due to share gains as well as growth in our installed product base. Despite this growth, global support revenue as a percentage of total sales decreased to 13.8% in 2017 from 15.1% in 2016, due to the strong growth in sales in our semiconductor market.
Sales to Applied Materials Inc. and Lam Research, our two largest customers, increased $109.6 million to $380.1 million, and 56.6% of sales, in 2017 from $270.5 million, and 55.9% of sales in 2016. Our sales to Applied Materials Inc. and Lam Research included sales for the semiconductor capital equipment market, as well as industrial capital equipment used in the solar and flat panel display markets.
Backlog
Our backlog was $131.3 million at December 31, 2017 as compared to $69.2 million at December 31, 2016. Backlog remains strong primarily due to demand within the semiconductor market.
GROSS PROFIT
Gross profit increased $103.2 million to $356.4 million in 2017 from $253.1 million in 2016 and is primarily attributed to increased sales volume. Gross profit as a percentage of sales in 2017 increased to 53.1% from 52.3% in 2016, due to increased volume as the semiconductor capital equipment market remains strong and favorable product mix. Gross profit from our 2017 acquisition of Excelsys was $3.1 million, which included $0.1 million associated with a step up in book basis for purchased inventory.
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
Research and development expenses in 2017 increased $13.6 million to $58.0 million, from $44.4 million in 2016 primarily due to our investment in new programs to maintain and increase our technological leadership and provide solutions to our customers' evolving needs. Research and development expense from our 2017 acquisition of Excelsys was $1.1 million.
Research and development expenses as a percentage of total revenue decreased to 8.6% in 2017 from 9.2% in 2016 as successful adoption of our products has driven increased sales.
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
Selling general and administrative ("SG&A") expenses increased $15.6 million to $93.3 million in 2017 as compared to $77.7 million in 2016. The increase in SG&A expense is primarily driven by higher stock-based compensation and performance bonus, investment in organizational structure to support business volumes and future growth, and costs associated with business development. SG&A expense from our 2017 acquisition of Excelsys was $1.8 million.
Amortization Expense
Amortization expense increased $0.2 million to $4.4 million in 2017 from $4.2 million in 2016. The increase of $0.2 million in 2017 is primarily due to the amortization of intangibles recognized upon the acquisition of Excelsys, which was completed July 3, 2017, partially offset by the affect of foreign exchange rates.
OTHER INCOME (EXPENSE)
Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expense) was a loss of $2.6 million in 2017, as compared to a gain of $1.2 million in 2016. The loss in 2017 was primarily the cost of a foreign currency exchange rate forward contract that we entered into for a potential offshore acquisition that we decided not to consummate. See Note 7. Derivative Financial Instruments in Item 8 "Financial Statements and Supplementary Data.". The gain in 2016 is principally related to gains recognized due to fluctuation in foreign exchange rates and our assets in different countries. Other income (expense), net includes interest expense, net of $0.1 million and $(0.1) million in 2017 and 2016, respectively.
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS
In 2017, we recorded income tax expense for our continuing operations of $62.1 million or an effective tax rate of 31.3%. Included in our 2017 tax expense is the estimated impact of the Tax Act which was passed December 22, 2017. Among other provisions, the Tax Act imposes a mandatory one-time transition tax on the accumulated earnings of our foreign subsidiaries. The Company estimates the 2017 financial statement expense related to the transition tax will approximate $61.8 million. Additionally, the Tax Act reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018, from the previous 35% rate. The reduction in the U.S. corporate tax rate required the Company to re-value its net U.S. deferred tax assets and liabilities effective December 31, 2017. The Company estimates the 2017 financial statement expense related to the reduction of the U.S. tax rate to be $11.1 million. Additionally, in 2017, we recorded a tax benefit of $33.8 million associated with the wind down of our solar inverter business which was discontinued in 2015. After giving consideration to the above items, tax expense for our continuing operations would have been $23.0 million or an effective tax rate of 11.6%, as compared to tax expense of $11.1 million, or 8.7%, for 2016. The increase in the 2017 tax rate of 11.6% compared to the 2016 tax rate of 8.7% is primarily due to favorable settlements of tax audits in 2016. The 2017 effective tax rate differs from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, benefits related to stock-based compensation and tax amortization.

2016 Results Compared To 2015
SALES
Total sales for the year ended December 31, 2016 increased 16.6% to $483.7 million from $414.8 million for the year ended December 31, 2015. The increase in sales was due to the rebound in the semiconductor market after a pause in the fourth quarter of 2015 as well as continued growth in our global support business.
In 2016, sales in our semiconductor market increased 22.5% to $326.3 million, and 67.5% of sales, from $266.5 million, and 64.2% of sales in 2015. These increases were driven by strong market conditions across the semiconductor market driven by our leadership in etch applications, specifically related to advanced memory and transition to 3DNAND, along with advances in logic technology.
Sales to the industrial capital equipment markets increased 0.1% to $84.3 million in 2016 from $84.2 million in 2015. The industrial markets we serve include solar panels, flat panel display, architectural glass, analytical instrumentation and other industrial manufacturing markets. Our customers in these markets are primarily global and regional original equipment manufacturers. Sales to the industrial capital equipment markets as a percentage of total sales decreased to 17.4% in 2016 from 20.3% in 2015, due primarily to the strong growth in sales in our semiconductor market.
Global support revenue increased by 14.0% to $73.1 million, and 15.1% of sales from $64.1 million, and 15.5% of sales in 2015. Increased global service sales was due to share gains as well as growth in the installed base. Despite this growth, global support revenue as a percentage of total sales decreased due to the strong growth in sales in our semiconductor market.
    Sales to Applied Materials Inc. and Lam Research, our two largest customers, increased $62.8 million to $270.5 million, and 55.9% of sales, in 2016 from $207.7 million, and 50.1% of sales in 2015. Our sales to Applied Materials Inc. and Lam Research included sales for the semiconductor capital equipment market, as well as the solar and flat panel display markets.
GROSS PROFIT

Gross profit increased $36.3 million to $253.1 million, and 52.3% of revenue in 2016 from $216.9 million, and 52.3% of revenue in 2015, due to increased sales volume, higher procurement volumes, better absorption of fixed overhead and general weakening of the Chinese yuan against the U.S. dollar. A substantial part of our direct labor and variable overhead costs are denominated in Chinese yuan.
OPERATING EXPENSE
Research and Development
We perform research and development of products for new or emerging applications, technological changes to provide higher performance, lower cost, or other attributes that we expect to advance our customers’ products. We believe that continued development of technological applications, as well as enhancements to existing products to support customer requirements, are critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue.
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
SG&A expenses increased $11.6 million to $77.7 million in 2016 as compared to $66.1 million in 2015. The increases were primarily due to higher sales expense as we expanded our sales management and marketing team to support our growth diversification and geographical expansion plans, as well as, higher stock-based compensation expense, professional fees and costs associated with acquisition opportunities.
Amortization Expense
Amortization expense decreased $0.2 million to $4.2 million in 2016 compared to $4.4 million in 2015. The decrease of $0.2 million in 2016 is primarily due to the decrease in foreign exchange rates in Europe
Restructuring Charges
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
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS
We recorded income tax expense of $11.1 million, or an effective tax rate of 8.7% in 2016, compared to 2015 income tax expense of $22.0 million, or an effective tax rate of 20.8%. The decrease in tax rate for 2016 is attributable to a tax benefit related to the early adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" and the favorable settlement of tax audits during 2016.
The effective rate differs from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, a benefit related to foreign tax credits, favorable settlements of tax audits, and the early adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."

Discontinued Operations
In December 2015, we completed the wind down of engineering, manufacturing and sales of our solar inverter product line (the "inverter business"). Accordingly, the results of our inverter business has been reflected as “Income (loss) from discontinued operations, net of income taxes” on our Condensed Consolidated Statements of Operations for all periods presented herein.
The effect of our sales of extended inverter warranties to our customers continues to be reflected in deferred revenue in our Consolidated Balance Sheets. Deferred revenue for extended inverter warranties and the associated costs of warranty service will be reflected in Sales and Cost of goods sold, respectively, from continuing operations in future periods in our Consolidated Statement of Operations, as the deferred revenue is earned and the associated services are rendered. Extended warranties related to the inverter product line are no longer offered.
The significant items included in Income (loss) from discontinued operations, net of income taxes (in thousands):

	Year Ended December 31,
	2017	2016	2015
Sales	$—	$—	$95,856
Cost of sales	234	154	139,045
Total operating (income) expenses (including restructuring)	(1,576)	(3,894)	232,262
Operating income (loss) from discontinued operations	1,342	3,740	(275,451)
Other income (expense)	337	2,636	(55)
Income (loss) discontinued operations before income taxes	1,679	6,376	(275,506)
Benefit for income taxes	(81)	(4,130)	(33,538)
Income (loss) from discontinued operations, net of income taxes	$1,760	$10,506	$(241,968)
Operating income from discontinued operations for 2017 and 2016 includes the recovery of accounts receivable previously reserved for as well as the reduced settlements primarily of warranty liabilities recorded in previous years.
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

Reconciliation of Non-GAAP measure - operating expenses and operating income, excluding certain items	Years Ended December 31,
	2017	2016	2015
Gross Profit from continuing operations, as reported	$356,381	$253,147	$216,870
Operating expenses from continuing operations, as reported	155,611	126,290	110,214
Adjustments:
Restructuring charges	—	—	(197)
Acquisition-related costs	(150)	—	—
Stock-based compensation	(12,549)	(6,332)	(2,810)
Amortization of intangible assets	(4,350)	(4,167)	(4,368)
Non-GAAP operating expenses from continuing operations	138,562	115,791	102,839
Non-GAAP operating income from continuing operations	$217,819	$137,356	$114,031

Income from continuing operations, net of income taxes, as reported	$136,101	$116,948	$83,482
Adjustments:
Restructuring charges	—	—	197
Acquisition-related costs	150	—	—
Stock-based compensation	12,549	6,332	2,810
Amortization of intangible assets	4,350	4,167	4,368
Loss on foreign exchange hedge	3,489	—	—
Incremental expense associated with start-up of the Asia regional headquarters	1,133	—	—
Nonrecurring tax (benefit) expense associated with inverter business	(33,837)	—	—
Tax Cuts and Jobs Act Impact	72,867	—	—
Tax effect of non-GAAP adjustments	(5,264)	(2,854)	(1,589)
Non-GAAP income from continuing operations, net of income taxes	$191,538	$124,593	$89,268
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
At December 31, 2017, we had $410.4 million in cash, cash equivalents, and marketable securities. We believe that adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.
At December 31, 2017, we had $288.3 million in cash, cash equivalents, and marketable securities held by foreign subsidiaries. As a result of the recent Tax Act and the implementation of the Transition Tax, we have provided for U.S. tax on all foreign unremitted earnings. Accordingly, cash related to these unremitted earnings could be repatriated to the U.S. with minimal additional taxes. Such additional taxes would include foreign withholding taxes and US state income taxes. At this time, the Company has no plans to repatriate foreign cash and intends to invest such unremitted earnings indefinitely outside of the U.S.

Consistent with the Company's capital deployment initiatives, the Company intends to utilize foreign cash to expand our international operations through internal growth and strategic acquisitions. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue any associated taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected.
On February 1, 2018, we used $11.8 million of our available cash to acquire 100% of the outstanding stock of Trek Holdings Co., LTD ("Trek"), a privately held company with operations in Tokyo, Japan and Lockport, New York. Trek has a 95% ownership interest in its U.S. subsidiary which is also its primary operation. Trek designs, manufactures and sells high-voltage amplifiers, power supplies and generators, high-performance electrostatic measurement instruments and electrostatic discharge (ESD) sensors and monitors to the global marketplace. Trek's standard and custom-OEM products are used in industry and research in aerospace, automotive, electronics, electrostatics, materials, medical, military, nanotechnology, photovoltaic/solar, physics, plasma, semiconductor and test and measurement applications. For the twelve months ended December 31, 2017, Trek reported unaudited sales totaling approximately $20 million. Trek’s comprehensive portfolio of power supply products strengthen and accelerate Advanced Energy’s growth in high voltage applications.
Credit Facility
On July 28, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with a bank which provides a revolving line of credit of up to $100.0 million subject to certain funding conditions through July 28, 2022. On December 21, 2017, the Company entered into the First Amendment to the Loan Agreement (“First Amendment”) to increase the line of credit to $150.0 million. The credit facility provides us greater future flexibility for execution of our strategic plans. At December 31, 2017, we had $150.0 million in available funding under the Loan Agreement. For more information on the Loan Agreement, see "Note 19. Credit Facility" in Item 8 "Financial Statements and Supplementary Data".
We terminated our previous $100.0 million secured revolving credit facility on September 9, 2016. There were no outstanding balances under this credit facility during 2016.
Share Repurchase Program
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period (expiring in March 2018). In November 2017, our Board of Directors approved an extension to the $150.0 million share repurchase program until December 2019. At December 31, 2017, there remained $70.0 million available under the share repurchase program for future share repurchases.
During 2017, we entered into two Fixed Dollar Share Repurchase Agreements to purchase a total of $30.0 million of shares of our common stock in the open market. Total shares of our common stock repurchased during 2017 were 421,992 at an average price of $71.07 per share.
During 2015, we entered into a Fixed Dollar Accelerated Share Repurchase Agreement to purchase $50.0 million of shares of our common stock in the open market. A total of 1.7 million shares of our common stock was repurchased under the Fixed Dollar Accelerated Share Repurchase Agreement at an average price of $28.99 per share.
Shares of the company's stock that have been repurchased were retired and assumed the status of authorized and unissued shares. The associated cost of shares repurchased has been recognized as a reduction to Additional paid-in capital.

CASH FLOWS
A summary of our cash provided by and used in operating, investing, and financing activities is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities from continuing operations	$189,956	$127,144	$124,122
Net cash used in operating activities from discontinued operations	(7,255)	(7,857)	(19,413)
Net cash provided by operating activities	182,701	119,287	104,709

Net cash (used in) provided by investing activities from continuing operations	(28,082)	300	(13,219)
Net cash used in investing activities from discontinued operations	—	—	(46)
Net cash (used in) provided by investing activities	(28,082)	300	(13,265)

Net cash (used in) provided by financing activities from continuing operations	(31,307)	2,171	(45,528)
Net cash used in financing activities from discontinued operations	—	(29)	(14)
Net cash (used in) provided by financing activities	(31,307)	2,142	(45,542)

EFFECT OF CURRENCY TRANSLATION ON CASH	2,208	(1,932)	(1,467)
INCREASE IN CASH AND CASH EQUIVALENTS	125,520	119,797	44,435
CASH AND CASH EQUIVALENTS, beginning of period	289,517	169,720	125,285
CASH AND CASH EQUIVALENTS, end of period	415,037	289,517	169,720
Less cash and cash equivalents from discontinued operations	7,754	7,564	11,277
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$407,283	$281,953	$158,443
2017 Compared To 2016
Net cash provided by operating activities
Net cash provided by operating activities in 2017 was $182.7 million, an increase of $63.4 million, or 53.2% compared to $119.3 million for the same period in 2016. The increase in net cash flows from operating activities was primarily due to improved earnings from continuing operations and timing of taxes, partially offset by increased cash required for accounts receivable and inventory to support current business volume.
Net cash (used in) provided by investing activities
Net cash (used in) provided by investing activities in 2017 was $(28.1) million, compared to $0.3 million in 2016. Included in cash used in investing activities for 2017 was $17.3 million for the acquisition of Excelsys and $3.5 million for the purchase of a foreign currency exchange hedge for an anticipated transaction which was not completed. Capital expenditures in 2017 increased $2.2 million from $6.8 million in 2016 to $9.0 million in 2017 to support new facilities and manufacturing operations.
Net cash (used in) provided by financing activities
Net cash (used in) provided by financing activities in 2017 was $(31.3) million, a $(33.4) million change from $2.1 million cash provided by financing activities in 2016. The increase in cash used in financing activities is due to the repurchase of $30.0 million in company stock in 2017.
2016 Compared To 2015
Net cash provided by operating activities
Net cash provided by operating activities in 2016 was $119.3 million, compared to $104.7 million in 2015. The increase of $14.6 million in net cash flows from operating activities was due to the increase in income from continuing operations, net of income taxes, offset partially by additional investment in working capital from increased sales volume.
Net cash flows provided by (used in) investing activities
Net cash provided by (used in) investing activities in 2016 was $0.3 million, a $13.6 million increase from cash used of $(13.3) million in 2015 primarily due to the net change in marketable securities.

Capital expenditures increased $2.8 million to $6.8 million compared to $4.0 million in 2015. We expect to fund future capital expenditures with cash generated from operations.
Net cash flows provided by (used in) financing activities
Net cash provided by (used in) financing activities in 2016 was $2.1 million, a $47.7 million change from $(45.5) million cash used in 2015. The increase in cash provided by financing activities is due to the repurchase of $50.0 million in company stock in 2015.
Effect of currency translation on cash
The effect of foreign currency translations on cash had a $2.2 million favorable impact for the year ended December 31, 2017 compared to a $1.9 million unfavorable impact for the year ended December 31, 2016. Our foreign operations primarily sell products and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), Singapore Dollar ("SGD") and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR and JPY.
The change in these key currency rates during the year ended December 31, 2017, 2016, and 2015 are as follows:

		Twelve Months Ended December 31,
From	To	2017	2016	2015
CNY	USD	6.7%	(6.5)%	(4.4)%
EUR	USD	13.9%	(3.1)%	(10.3)%
JPY	USD	3.9%	2.8%	(0.4)%
KRW	USD	13.0%	(2.5)%	(6.6)%
TWD	USD	8.8%	1.8%	(3.8)%
GBP	USD	9.3%	(16.2)%	(5.5)%
CAD	USD	7.1%	2.9%	(16.1)%
CHF	USD	4.4%	(1.6)%	(0.9)%
INR	USD	6.5%	(2.5)%	(4.6)%
SGD	USD	8.2%	(2.0)%	(6.6)%
Off Balance Sheet Arrangements
We have no off-balance sheet arrangements or variable interest entities.
Contractual Obligations
The following table sets forth our future payments due under contractual obligations as of December 31, 2017:

		Less than			More than 5
	Total	1 year	1 -3 years	4-5 years	years
Operating lease obligations	$28,355	$7,109	$12,183	$5,477	$3,586
Purchase obligations	142,125	142,125	—	—	—
Income tax obligations	14,627	1,170	2,340	2,340	8,777
Pension funding commitment	23,162	877	1,754	1,754	18,777
Total	$207,633	$151,230	$16,175	$9,469	$30,759
Purchase obligations include firm commitments and agreements with various suppliers to ensure the availability of components. For more information see Note 15. Commitments and Contingencies in Item 8 "Financial Statements and Supplementary Data." Income tax obligations are a result of the 2017 Tax Cuts and Jobs Act and includes a transition tax on unremitted foreign earnings and profits, of which we have elected to pay the estimated amount over an eight-year period. For more information see Note 4. Income Taxes in Item 8 "Financial Statements and Supplementary Data."

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
As of December 31, 2017, our investments consisted primarily of certificates of deposit with maturity of less than 1 years. As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by a nominal amount.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 15, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Denver, CO
February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (DRAFT)

Board of Directors and Shareholders
Advanced Energy Industries, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 15, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting appearing under Item 9A of the Company’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Denver, CO
February 15, 2018

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$407,283	$281,953
Marketable securities	3,104	4,737
Accounts receivable, net of allowances of $1,748 and $1,943 respectively	87,429	75,667
Inventories	78,450	55,770
Income taxes receivable	1,295	1,482
Other current assets	8,129	9,324
Current assets from discontinued operations	9,535	9,401
Total current assets	595,225	438,334
Property and equipment, net	17,795	13,337
Deposits and other	3,051	1,835
Goodwill	53,812	42,125
Intangible assets, net	33,499	28,071
Deferred income tax assets	18,841	32,197
Non-current assets from discontinued operations	11,085	15,630
TOTAL ASSETS	$733,308	$571,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,177	$46,255
Income taxes payable	5,365	1,778
Accrued payroll and employee benefits	18,412	13,230
Other accrued expenses	19,913	14,590
Customer deposits	6,402	5,774
Current liabilities from discontinued operations	7,850	13,419
Total current liabilities	106,119	95,046

Deferred income tax liabilities	4,556	1,008
Uncertain tax positions	17,031	2,538
Long-term deferred revenue	33,402	39,170
Other long-term liabilities	36,282	20,536
Non-current liabilities from discontinued operations	15,277	21,157
Total liabilities	212,667	179,455
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,604 and 39,712 issued and outstanding, respectively	40	40
Additional paid-in capital	184,843	203,603
Retained earnings	333,225	195,364
Accumulated other comprehensive income (loss)	2,533	(6,933)
Total stockholders’ equity	520,641	392,074
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$733,308	$571,529
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Sales:
Product	$578,650	$410,580	$350,834
Services	92,362	73,124	63,977
Total sales	671,012	483,704	414,811
Cost of sales:
Product	267,587	192,694	164,889
Services	47,044	37,863	33,052
Total cost of sales	314,631	230,557	197,941
Gross profit	356,381	253,147	216,870
Operating expenses:
Research and development	57,999	44,445	39,551
Selling, general and administrative	93,262	77,678	66,097
Amortization of intangible assets	4,350	4,167	4,368
Restructuring expense	—	—	198
Total operating expenses	155,611	126,290	110,214
Operating income	200,770	126,857	106,656
Other income (expense), net	(2,579)	1,219	(1,214)
Income from continuing operations before income taxes	198,191	128,076	105,442
Provision for income taxes	62,090	11,128	21,960
Income from continuing operations	136,101	116,948	83,482
Income (loss) from discontinued operations, net of income taxes	1,760	10,506	(241,968)
Net income (loss)	$137,861	$127,454	$(158,486)

Basic weighted-average common shares outstanding	39,754	39,720	40,746
Diluted weighted-average common shares outstanding	40,176	40,031	41,077

Earnings (loss) per share:
Continuing operations:
Basic earnings per share	$3.42	$2.94	$2.05
Diluted earnings per share	$3.39	$2.92	$2.03
Discontinued operations:
Basic earnings (loss) per share	$0.04	$0.26	$(5.94)
Diluted earnings (loss) per share	$0.04	$0.26	$(5.94)
Net income:
Basic earnings (loss) per share	$3.47	$3.21	$(3.89)
Diluted earnings (loss) per share	$3.43	$3.18	$(3.89)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$137,861	$127,454	$(158,486)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8,305	(3,631)	(10,228)
Unrealized (losses) gains on marketable securities	(2)	5	(3)
Minimum retirement benefit liability adjustment	1,163	(3,841)	(11)
Comprehensive income (loss)	$147,327	$119,987	$(168,728)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in	Retained	Translation	Unrealized gains	Minimum retirement benefit	Total Stockholders’
	Shares	Amount	Capital	Earnings	adjustments	(losses)	liability	Equity
Balances, January 1, 2015	40,613	$41	$237,752	$226,396	$10,249	$—	$527	$474,965
Stock issued from equity plans	525	—	4,121	—	—	—	—	4,121
Stock-based compensation	—	—	3,321	—	—	—	—	3,321
Excess tax benefit from stock-based compensation	—	—	(99)	—	—	—	—	(99)
Stock buyback	(1,382)	(1)	(49,999)	—	—	—	—	(50,000)
Comprehensive income:
Equity adjustment from foreign currency translation	—	—	—	—	(10,228)	—	—	(10,228)
Unrealized holding gains	—	—	—	—	—	(3)	—	(3)
Minimum retirement benefit liability adjustment	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	(158,486)	—	—	—	(158,486)
Total comprehensive income (loss)	—	—	—	(158,486)	(10,228)	(3)	(11)	(168,728)
Balances, December 31, 2015	39,756	$40	$195,096	$67,910	$21	$(3)	$516	$263,580
Stock issued from equity plans	299	—	2,175	—	—	—	—	2,175
Stock-based compensation	—	—	6,332	—	—	—	—	6,332
Stock buyback	(343)	—	—	—	—	—	—	—
Comprehensive loss:
Equity adjustment from foreign currency translation	—	—	—	—	(3,631)	—	—	(3,631)
Unrealized holding losses	—	—	—	—	—	5	—	5
Minimum retirement benefit liability adjustment	—	—	—	—	—	—	(3,841)	(3,841)
Net loss	—	—	—	127,454	—	—	—	127,454
Total comprehensive loss	—	—	—	127,454	(3,631)	5	(3,841)	119,987
Balances, December 31, 2016	39,712	$40	$203,603	$195,364	$(3,610)	$2	$(3,325)	$392,074
Stock issued from equity plans	314	—	(1,316)	—	—	—	—	(1,316)
Stock-based compensation	—	—	12,549	—	—	—	—	12,549
Stock buyback	(422)	—	(29,993)	—	—	—	—	(29,993)
Comprehensive income (loss):
Equity adjustment from foreign currency translation	—	—	—	—	8,305	—	—	8,305
Unrealized holding losses	—	—	—	—	—	(2)	—	(2)
Minimum retirement benefit liability adjustment	—	—	—	—	—	—	1,163	1,163
Net income	—	—	—	137,861	—	—	—	137,861
Total comprehensive income (loss)	—	—	—	137,861	8,305	(2)	1,163	147,327
Balances at December 31, 2017	39,604	$40	$184,843	$333,225	$4,695	$—	$(2,162)	$520,641
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$137,861	$127,454	$(158,486)
Income (loss) from discontinued operations, net of income taxes	1,760	10,506	(241,968)
Income from continuing operations, net of income taxes	136,101	116,948	83,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,424	7,813	8,832
Stock-based compensation expense	12,549	6,332	2,810
Provision for deferred income taxes	28,765	3,570	3,498
Non-cash reserve for potential bad debts	—	—	5,967
Loss on foreign exchange hedge	3,489	—	—
Net loss (gain) on disposal of assets	122	319	(1,019)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(7,497)	(21,603)	17,919
Inventories	(19,261)	(6,359)	(6,715)
Other current assets	(1,030)	(1,358)	(2,366)
Accounts payable	1,812	18,957	3,220
Other liabilities and accrued expenses	7,159	2,169	(9,500)
Income taxes	18,323	356	17,994
Net cash provided by operating activities from continuing operations	189,956	127,144	124,122
Net cash (used in) operating activities from discontinued operations	(7,255)	(7,857)	(19,413)
Net cash provided by operating activities	182,701	119,287	104,709
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(107)	(763)	(30,172)
Proceeds from sale of marketable securities	1,903	7,884	21,095
Acquisitions, net of cash acquired	(17,347)	—	(128)
Purchase of foreign exchange hedge	(3,489)	—	—
Purchases of property and equipment	(9,042)	(6,821)	(4,014)
Net cash (used in) provided by investing activities from continuing operations	(28,082)	300	(13,219)
Net cash used in investing activities from discontinued operations	—	—	(46)
Net cash (used in) provided by investing activities	(28,082)	300	(13,265)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(29,993)	—	(50,000)
Net (payments) proceeds related to stock-based award activities	(1,315)	2,175	4,476
Other financing activities	1	(4)	(4)
Net cash (used in) provided by financing activities from continuing operations	(31,307)	2,171	(45,528)
Net cash (used in) financing activities from discontinued operations	—	(29)	(14)
Net cash (used in) provided by financing activities	(31,307)	2,142	(45,542)
EFFECT OF CURRENCY TRANSLATION ON CASH	2,208	(1,932)	(1,467)
INCREASE IN CASH AND CASH EQUIVALENTS	125,520	119,797	44,435
CASH AND CASH EQUIVALENTS, beginning of period	289,517	169,720	125,285
CASH AND CASH EQUIVALENTS, end of period	415,037	289,517	169,720
Less cash and cash equivalents from discontinued operations	7,754	7,564	11,277
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$407,283	$281,953	$158,443
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$66	$173	$361
Cash paid for income taxes	5,314	5,647	7,161
Cash received for refunds of income taxes	1,448	2,232	5,377
Cash held in banks outside the United States	285,686	230,168	116,259

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
Foreign Currency Translation — The functional currency of our foreign subsidiaries is their local currency, with the exception of our manufacturing facility in Shenzhen, The People's Republic of China (“PRC”) and our regional headquarters in Singapore, where the United States dollar is the functional currency. Assets and liabilities of foreign subsidiaries are translated to United States dollars at period-end exchange rates, and our Consolidated Statements of Operations and Cash Flows are translated at average exchange rates during the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

As of December 31, 2017 we have $1.2 million of cash included in cash and cash equivalents that is restricted from immediate withdrawal.  Of this amount, $0.5 million is a refund from a European tax authority, restricted until the tax authority completes its audit procedures, $0.2 million is restricted for China and Taiwan Customs Clearance transactions as a guarantee of Customs Duty, adjusted annually based on projected customs clearance transactions, and $0.5 million is collateral for the U.S. purchasing card program, restricted for the duration of the card program.
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
At December 31, 2017, our accounts receivable from Applied Materials and Lam Research were $36.8 million, or 42.0% and $5.4 million, or 6.2% of our total accounts receivable, respectively. At December 31, 2016, our accounts receivable from Applied Materials and Lam Research were $31.1 million, or 41.1% and $14.3 million, or 18.9% of our total accounts receivable, respectively. No other customer balance exceeded 10% of our total accounts receivable balance at December 31, 2017 or December 31, 2016. We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.
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
Changes in allowance for doubtful accounts are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Balances at beginning of period	$1,943	$8,739	$1,052
Additions - charged to expense	—	1,332	7,837
Deductions - write-offs, net of recoveries	(195)	(8,128)	(150)
Balances at end of period	$1,748	$1,943	$8,739
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
We maintain a worldwide support organization in nine countries, including the United States, the PRC, Japan, Korea, Taiwan, Canada, Germany, Ireland and Great Britain. Support services include warranty and non-warranty repair services, upgrades, and refurbishments on the products we sell. Repairs that are covered under our standard warranty do not generate revenue.
As part of our ongoing service business, we satisfy our service obligations under extended warranties and preventive maintenance contracts. Extended warranties had previously been offered on our discontinued inverter products. Any up-front fees received for extended warranties or maintenance plans are deferred and recognized ratably over the service periods, as defined in the agreements. We have deferred revenue related to our extended warranties and service contracts totaling $37.5 million as of December 31, 2017 and $40.8 million as of December 31, 2016.
Research and Development Expenses — Costs incurred to advance, test or otherwise modify our proprietary technology or develop new technologies are considered research and development costs and are expensed when incurred. These costs are primarily comprised of costs associated with the operation of our laboratories and research facilities, including internal labor, materials, and overhead.
Warranty Costs — We provide for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. We offer warranty coverage for a majority of our Precision Power products for periods typically ranging from 12 to 24 months after shipment. We warranted our inverter products for five to ten years and provided the option to purchase additional warranty coverage for up to 20 years. The warranty expense accrued related to our standard inverter product warranties is now considered part of our discontinued operations and is recorded as such on our Consolidated Balance Sheets. See Note 3. Discontinued Operations for more information. See Note 12. Warranties for more information on our warranties from continuing operations. We estimate the anticipated costs of repairing our products under such warranties based on the historical costs of the repairs. The assumptions we use to estimate warranty accruals are reevaluated periodically, in light of actual experience, and when

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

appropriate, the accruals are adjusted. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations.
Stock-Based Compensation — Accounting for stock-based compensation requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We have estimated the fair value of all stock options and awards on the date of grant using the Black-Scholes-Merton pricing model, which is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk-free interest rates and expected dividends. We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. Our expected volatility assumption is based on the historical daily closing price of our stock over a period equivalent to the expected life of the options.
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
On December 22, 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21%, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.
Our accounting for the following elements of the Tax Act is incomplete and we were not yet able to make reasonable estimates of the effects, therefore, no provisional adjustments were recorded. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740 Income Taxes. Under U.S. GAAP, we are required to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, we consider the accounting for the transition tax, deferred tax re-measurements, and other items to be incomplete due to forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118. See Note 4. Income Taxes for more information.
Commitments and Contingencies — From time to time we are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations in a particular period. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. We accrue loss contingencies when it is probable that a loss has occurred or will occur and the amount of the loss can be reasonably estimated. Our estimates of probability of losses are subjective, involve significant judgment and uncertainties, and are based on the best information we have at any given point in time. Resolution of these uncertainties in a manner inconsistent with our expectations could have a significant impact on our results of operations and financial condition
NEW ACCOUNTING STANDARDS
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" and has subsequently issued several supplemental and/or clarifying ASUs (collectively known as "ASC 606"). ASC 606 implements a five-step model for how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal periods beginning after December 15, 2017 and for the interim periods within that year. Advanced Energy has established a cross-functional implementation team to analyze its current portfolio of customer contracts. We have completed the disaggregation of the related sales order data and are finalizing detailed testing of contract elements. The implementation team is close to completion on identifying and implementing changes to existing business processes, controls, and systems in order to support revenue recognition and disclosure under the new standard.

Based on our completed reviews of our customer contracts and attribute testing, we expect that revenue with the majority of our customers will continue to be recognized at a point in time, generally upon shipment of products, consistent with our current revenue recognition model. The most significant update identified in connection with the implementation of ASC 606 is related to the recognition of revenue from sales of inventory to customers under vendor managed inventory or just-in-time inventory arrangements. Prior to implementation of ASU 606, revenue was recognized upon transfer of title, which is triggered by the customer's usage of inventory. Under ASC 606, revenue will be recognized upon delivery of inventory to customer site warehouses to align with transfer of control of the inventory. Analysis of variable consideration within customers contracts has been performed and no material updates for ASC 606 adoption were identified.
The standard permits the use of either the retrospective or cumulative effect transition method. We will adopt the new revenue guidance effective January 1, 2018 with a cumulative adjustment to the opening balance of Retained earnings as opposed to retrospectively adjusting our prior periods. This adjustment is anticipated to increase our Retained earnings by less than $10 million. Additionally, ongoing impacts of ASC 606 adoption to net income are currently anticipated to be immaterial. Adoption of ASC 606 will also result in future adjustments to the balances of Revenues, Costs of sales, Accounts receivable, and Inventory. We will continue to assess the impact of ASC 606 as adoption is fully completed in 2018, and there remain areas to be fully concluded upon. Additionally, reviews are still underway which may alter current conclusions and the financial impact of ASC 606.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” ASU 2016-16 changes the timing of income tax recognition for an intercompany sale of assets. ASU 2016-16 requires the seller’s tax effects and the buyer’s deferred taxes to be recognized immediately upon the sale instead of deferring accounting for the income tax implications until the assets are sold to a third party or recovered through use. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 including interim periods within the year of adoption. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. Early adoption is allowed but only if adopted in the first quarter of fiscal year 2017. Advanced Energy is currently assessing the impact of ASU 2016-16 adoption and while it has not completed the assessment, it has determined the impact of ASU 2016-16 adoption will require the recognition of deferred tax assets totaling approximately $15 million with a corresponding increase to Retained Earnings in its Consolidated Financial Statements upon adoption.
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, an update to ASC Topic 715 – Compensation – Retirement Benefits. The amendments in ASU 2017-07 require that the service cost component of the net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost should be reported separately from the line item that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and for the interim periods within those annual reporting periods. Early adoption is permitted. The Company does not expect this standard will have a material impact on our Consolidated Financial Statements.

NOTE 2.	BUSINESS ACQUISITIONS
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
A summary of the intangible assets acquired, amortization method and estimated useful lives as of July 3, 2017 follows:

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
In December 2015, we completed the wind down of engineering, manufacturing and sales of our solar inverter product line (the "inverter business"). Accordingly, the results of our inverter business have been reflected as “Income (loss) from discontinued operations, net of income taxes” on our Consolidated Statements of Operations for all periods presented herein.
The effect of our sales of extended inverter warranties to our customers continues to be reflected in deferred revenue in our Consolidated Balance Sheets. Deferred revenue for extended inverter warranties and the associated costs of warranty service will be reflected in Sales and Cost of goods sold, respectively, from continuing operations in future periods in our Consolidated Statement of Operations, as the deferred revenue, is earned and the associated services are rendered. Extended warranties related to the inverter product line are no longer offered.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

The significant items included in "Income (loss) from discontinued operations, net of income taxes" are as follows:

	Year Ended December 31,
	2017	2016	2015
Sales	$—	$—	$95,856
Cost of sales	234	154	139,045
Total operating (income) expenses (including restructuring)	(1,576)	(3,894)	232,262
Operating income (loss) from discontinued operations	1,342	3,740	(275,451)
Other income (expense)	337	2,636	(55)
Income (loss) from discontinued operations before income taxes	1,679	6,376	(275,506)
Benefit for income taxes	(81)	(4,130)	(33,538)
Income (loss) from discontinued operations, net of income taxes	$1,760	$10,506	$(241,968)

Assets and Liabilities of discontinued operations within the Consolidated Balance Sheets are comprised of the following:

	December 31,
	2017	2016
Cash and cash equivalents	$7,754	$7,564
Accounts and other receivables, net	1,363	1,670
Inventories	418	167
Current assets of discontinued operations	$9,535	$9,401

Other assets	72	70
Deferred income tax assets	11,013	15,560
Non-current assets of discontinued operations	$11,085	$15,630

Accounts payable and other accrued expenses	541	3,684
Accrued warranty	7,305	9,254
Accrued restructuring	4	481
Current liabilities of discontinued operations	$7,850	$13,419

Accrued warranty	15,112	20,976
Other liabilities	165	181
Non-current liabilities of discontinued operations	$15,277	$21,157

NOTE 4.	INCOME TAXES
The geographic distribution of pretax income from continuing operations is as follows:

	Years Ended December 31,
	2017	2016	2015
Domestic	$29,088	$13,776	$13,237
Foreign	169,103	114,300	92,205
	$198,191	$128,076	$105,442

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

The provision for income taxes from continuing operations is summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$26,550	$3,187	$5,823
State	601	351	335
Foreign	9,621	3,081	5,950
Total current provision	$36,772	$6,619	$12,108
Deferred:
Federal	$28,297	$3,110	$569
State	(1,000)	1,564	870
Foreign	(1,979)	(165)	8,413
Total deferred provision	25,318	4,509	9,852
Total provision for income taxes	$62,090	$11,128	$21,960
The Company's effective income tax rate is lower than the 35% U.S. statutory tax rate primarily because of benefits from lower-taxed global operations. In 2017, our effective tax rate was also impacted by the effect of the recently enacted U.S. Tax Act, offset partially by a benefit related to the continued wind down of our solar inverter business. The following reconciles our effective tax rate on income from continuing operations to the federal statutory rate of 35%:

	Years Ended December 31,
	2017	2016	2015
Income taxes per federal statutory rate	$69,348	$44,826	$37,498
State income taxes, net of federal deduction	1,794	963	1,204
Change in valuation allowance	841	(85)	6,503
Transition tax - U.S. Tax Reform	61,690	—	—
Corporate tax rate change - U.S. Tax Reform	11,177	—	—
Tax benefit associated with inverter business wind down	(33,837)	—	—
Stock based compensation	(5,263)	1,117	(166)
Tax Amortization	(2,558)	—	—
Tax effect of foreign operations	(47,482)	(31,651)	(22,495)
Uncertain tax positions	4,948	1,636	2,122
Tax credits	(658)	(4,495)	(969)
Other permanent items, net	2,090	(1,183)	(1,737)
	$62,090	$11,128	$21,960

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following:

	Years Ended December 31,
	2017	2016
Deferred tax assets
Stock based compensation	$1,295	$2,281
Net operating loss and tax credit carryforwards	40,572	36,145
Pension obligation	3,363	2,338
Excess and obsolete inventory	841	3,031
Deferred revenue	4,519	11,998
Employee bonuses and commissions	1,112	1,908
Other	2,118	3,624
Deferred tax assets	53,820	61,325
Less: Valuation allowance	(32,267)	(26,120)
Net deferred tax assets	21,553	35,205
Deferred tax liabilities
Depreciation and amortization	2,605	2,266
Foreign other	3,448	1,538
Other	62	212
Deferred tax liabilities	6,115	4,016
Net deferred tax assets	$15,438	$31,189
As of December 31, 2017, the Company has recorded a valuation allowance on a portion of its U.S. domestic deferred tax assets of approximately $2.8 million related to state net operating losses. The remaining valuation allowance on deferred tax assets approximates $29.5 million and is associated primarily with operations in Germany, the UK, and India including losses that are both operating and capital in nature. As of December 31, 2017, there is not sufficient positive evidence to conclude that such deferred tax assets will be recognized. The December 31, 2017 valuation allowance balance reflects an increase of $6.1 million during the year.  The current rate reconciliation includes $0.8 million of such increase and is primarily attributable to an increase in the state valuation allowance for revisions to estimates of 2017 state income, and forecasted state income, offset by a reduction in the state effective tax rate on deferred tax balances.  The balance of the current year valuation allowance increase is associated with foreign activity.   Several of our foreign entities have full valuation allowances against their deferred tax balances.  Movement during 2017 in these deferred tax balances attributable to rate changes, prior year taxable income adjustments, and movement attributable to annual operating activities requires a corresponding adjustment to the related valuation allowance balances.  The changes in valuation allowance associated with these foreign items are included in the rate reconciliation as a component of the tax effects of foreign operations.
As of December 31, 2017, the Company had foreign and state tax loss carryforwards of approximately $174.0 million, and $116.6 million, respectively.  The Company plans to utilize its U.S. federal net operating loss carryforwards against the recently enacted transition tax. The U.S. state tax loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state laws.  The U.S. state losses will expire from 2019 to 2037 and the majority of the foreign operating losses have no expiration date. Additionally, the majority of the foreign losses are subject to full valuation allowance. The majority of the foreign operating losses have no expiration date.
In 2017, we began operating under a tax holiday in one of our foreign jurisdictions. This tax holiday is in effect through June 30, 2027, and may be extended if certain additional requirements are met. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of the tax holiday in 2017 decreased the tax benefit recognized on the current start up tax loss in that jurisdiction by approximately $6.0 million and decreased our income from continuing operations by $0.15 per diluted share.
Our accounting for the following elements of the Tax Act is based upon our current understanding of the Tax Act and its estimated impact. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

adjustments as follows:
The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain of our deferred tax assets and deferred tax liabilities, we have recorded a provisional net decrease of $11.1 million with a corresponding adjustment to deferred income tax expense for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analysis related to the Tax Act, including, but not limited to our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.
The Transition Tax is a one-time tax on previously untaxed accumulated earnings and profits (E&P) of our foreign subsidiaries. We are able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $61.8 million. However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax. The Transition Tax may be paid over a period of 8 years; 8% per year for years 1 - 5, 15% for year 6, 20% for year 7 and 25% for year 8. We intend to utilize our U.S. net operating loss carryforward to reduce the ultimate cash tax obligation and have currently reflected a total tax payable of $16 million with $1 million classified as a current liability and $15 million classified as Other long term liabilities in the Balance Sheet at December 31, 2017.
We previously considered the earnings in our foreign subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. Total estimated foreign earnings totaled $524.9 million at December 31, 2017.  The Company continues to assert that such foreign earnings are indefinitely invested in operations outside the U.S. While the Transition Tax results in a reduction to undistributed foreign earnings to tax in the future, an actual repatriation from our foreign subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. We will record the tax effects of any change in our prior assertion with respect to these investments, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable, in the period that we are first able to make a reasonable estimate.
We account for uncertain tax positions by applying a minimum recognition threshold to tax positions before recognizing these positions in the financial statements. The reconciliation of our total gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$11,401	$10,049	$8,001
Additions based on tax positions taken during a prior period	1,258	104	433
Additions based on tax positions taken during the current period	4,433	2,318	3,413
Reductions related to a lapse of applicable statute of limitations	(1,102)	(1,070)	(1,798)
Balance at end of period	$15,990	$11,401	$10,049

The full $16.0 million of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We had $1.0 million and $0.8 million of accrued interest and penalties at December 31, 2017 and 2016, respectively. We do not anticipate a material change to the amount of unrecognized tax positions within the next 12 months.
With few exceptions, the Company is no longer subject to federal state or foreign income tax examinations by tax authorities for years before 2014.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2017, 2016, and 2015:

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Income from continuing operations, net of income taxes	$136,101	$116,948	$83,482

Basic weighted-average common shares outstanding	39,754	39,720	40,746
Assumed exercise of dilutive stock options and restricted stock units	422	311	331
Diluted weighted-average common shares outstanding	40,176	40,031	41,077
Continuing operations:
Basic earnings per share	$3.42	$2.94	$2.05
Diluted earnings per share	$3.39	$2.92	$2.03
The following stock options and restricted units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Years Ended December 31,
	2017	2016	2015
Stock options	—	—	155
Restricted stock units	—	1	1
Stock Buyback
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock. In November 2017, our Board of Directors approved an extension to the share repurchase program to December 2019 from its original maturity of March 2018. As of December 31, 2017, we had $70.0 million remaining for the authorized repurchase of shares.
In November 2015 we entered into a Fixed Dollar Accelerated Share Repurchase Transaction to purchase $50.0 million of shares of our common stock in the open market. A total of 1.7 million shares of our common stock was repurchased under the Fixed Dollar Accelerated Share Repurchase Agreement at an average price of $28.99 per share.
  In August and December 2017, we entered into Fixed Dollar Share Repurchase Agreements to repurchase $25.0 million and $5.0 million, respectively, of shares of our common stock in the open market. Total shares repurchased under the Fixed Dollar Share Repurchase Agreements in August and December 2017 were 351,292 and 70,700, respectively, at an average price of $71.16 and $70.65, respectively, per share.
All shares repurchased were executed in the open market, and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares. Accordingly, the associated cost of the repurchased shares were recognized as a reduction to Additional paid-in capital.

NOTE 6.	MARKETABLE SECURITIES AND ASSETS MEASURED AT FAIR VALUE
Our investments with original maturities of more than three months at time of purchase and that are intended to be held for no more than 12 months, are considered marketable securities available for sale.
Our marketable securities consist of certificates of deposit as follows:

	December 31,		December 31,
	2017		2016
	Cost	Fair Value	Cost	Fair Value
Certificates of deposit	3,103	3,104	4,735	4,737
The maturities of our marketable securities available for sale as of December 31, 2017 are as follows:

	Earliest		Latest
Certificates of deposit	4/10/2018	to	10/17/2018

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of December 31, 2017, we do not believe any of the underlying issuers of our marketable securities are at risk of default.
The following tables present information about our marketable securities measured at fair value, on a recurring basis, as of December 31, 2017 and December 31, 2016. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of December 31, 2017 or December 31, 2016.

December 31, 2017	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$3,104	$—	$3,104

December 31, 2016	Level 1	Level 2	Level 3	Total
Certificates of deposit	—	4,737	—	4,737
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the year ended December 31, 2017.

NOTE 7.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We manage these risks through the use of derivative financial instruments, primarily forward contracts with banks. During the years ended December 31, 2017, 2016 and 2015, we entered into foreign currency exchange forward contracts to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one-month periods. At December 31, 2017 we had outstanding Euro and Pound Sterling forward contracts. We did not have any currency exchange rate contracts as of December 31, 2016. At December 31, 2015 we had one outstanding Euro forward contract.
The notional amount of foreign currency exchange contracts outstanding at December 31, 2017 and 2015 was $16.3 million and $37.2 million, respectively, and the fair value of these contracts was not significant at December 31, 2017 and 2015.
During the years ended December 31, 2017, 2016, and 2015, the gains and losses recorded related to the foreign currency exchange contracts are as follows:

	Years Ended December 31,
	2017	2016	2015
Foreign currency gain (loss) from foreign currency exchange contracts	$(1,438)	$(569)	$1,857
These gains and losses were offset by corresponding gains and losses on the related intercompany debt and both are included as a component of other income, net, in our Consolidated Statements of Operations.

NOTE 8.	INVENTORIES
Our inventories are valued at the lower of cost or market and computed on a first-in, first-out (FIFO) basis. Components of inventories, net of reserves, are as follows:

	December 31,
	2017	2016
Parts and raw materials	$58,567	$43,278
Work in process	7,986	5,292
Finished goods	11,897	7,200
	$78,450	$55,770

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

NOTE 9.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net is comprised of the following:

	December 31,
	2017	2016
Buildings and land	$1,788	$1,581
Machinery and equipment	36,579	32,743
Computer and communication equipment	26,819	24,637
Furniture and fixtures	1,568	1,267
Vehicles	341	357
Leasehold improvements	17,286	15,546
Construction in process	802	644
	85,183	76,775
Less: Accumulated depreciation	(67,388)	(63,438)
Total property and equipment, net	$17,795	$13,337

Depreciation expense recorded in continuing operations and included in selling, general and administrative expense is as follows:

	Years Ended December 31,
	2017	2016	2015
Depreciation expense	$5,074	$3,646	$4,464

NOTE 10.	GOODWILL
The following summarizes the changes in goodwill during the years ended December 31, 2017 and 2016:

Goodwill	Beginning Balance	Additions	Effect of Changes in Exchange Rates	Ending Balance
December 31, 2017	$42,125	$8,929	$2,758	$53,812

December 31, 2016	$42,729	$—	$(604)	$42,125
Additions during 2017 are the result of our July 3, 2017 acquisition of Excelsys as described in Note 2. Business Acquisition.

NOTE 11.	INTANGIBLE ASSETS
Intangible assets consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology-based	$18,702	$(5,559)	$13,143
Customer relationships	30,034	(10,787)	19,247
Trademarks and other	2,623	(1,514)	1,109
Total intangible assets	$51,359	$(17,860)	$33,499

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology-based	$11,643	$(3,673)	$7,970
Customer relationships	26,608	(7,451)	19,157
Trademarks and other	2,223	(1,279)	944
Total intangible assets	$40,474	$(12,403)	$28,071
Amortization expense related to intangible assets is as follows:

	Years Ended December 31,
	2017	2016	2015
Amortization expense	$4,350	$4,167	$4,368
Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2018	$4,879
2019	4,862
2020	4,175
2021	4,071
2022	3,809
Thereafter	11,703
$33,499

NOTE 12.	WARRANTIES
Provisions of our sales agreements include customary product warranties, ranging from 12 months to 24 months following installation. The estimated cost of our warranty obligation is recorded when revenue is recognized and is based upon our historical experience by product, configuration and geographic region.
Our estimated warranty obligation is included in Other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation are as follows:

	Years Ended December 31,
	2017	2016	2015
Balances at beginning of period	$2,329	$1,633	$1,612
Warranty liabilities acquired	118	—	—
Increases to accruals	2,029	1,802	1,071
Warranty expenditures	(2,184)	(1,058)	(1,040)
Effect of changes in exchange rates	20	(48)	(10)
Balances at end of period	$2,312	$2,329	$1,633

NOTE 13.	STOCK-BASED COMPENSATION
As of December 31, 2017, we had two active stock-based incentive compensation plans; the 2017 Omnibus Incentive Plan and the Employee Stock Purchase Plan (“ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. Our stock plans are administered by the Board of Directors Compensation Committee. At

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

December 31, 2017, there were 5.2 million shares reserved and 4.5 million shares available for future grant under our stock-based incentive plans.
On May 4, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan ("the 2017 Plan") and reserved 5.2 million shares under the plan. The 2017 Plan replaced the 2008 Omnibus Incentive Plan ("the 2008 Plan"), and all awards previously granted under the 2008 Plan continue to vest and/or are exercisable under the 2017 Plan in accordance with their original terms and conditions. The 2017 Plan and 2008 Plan provide for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Additionally, awards issued may be issued as performance based awards to align stock compensation awards to the attainment of annual or long-term performance goals. As of December 31, 2017, there were 4.2 million shares available for grant under the 2017 Plan.
Stock-based Compensation Expense
We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three years ended December 31, is as follows:

	Years Ended December 31,
	2017	2016	2015
Stock-based compensation expense	$12,549	$6,332	$2,810
Our stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Estimated forfeiture rates for our stock-based compensation expense applicable to stock options and restricted stock units ("RSU's") was approximately 17% for the year ended December 31, 2017 and 18% for the years ended December 31, 2016 and 2015.
Restricted Stock Units
The fair value of our Restricted Stock Units ("RSUs") is determined based upon the closing fair market value of our common stock on the grant date. Changes in the unvested RSU's during the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017		2016		2015
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
RSUs outstanding at beginning of period	354	$29.60	234	$26.10	357	$14.29
RSUs granted	252	63.63	297	30.37	221	26.67
RSUs vested	(211)	30.62	(157)	25.97	(161)	14.48
RSUs forfeited	(9)	33.91	(20)	28.32	(183)	14.19
RSUs outstanding at end of period	386	51.06	354	29.60	234	26.10
The total intrinsic value of RSUs converted to shares for the years ended December 31, 2017, 2016 and 2015 were $14.8 million, $5.0 million and $3.8 million, respectively. As of December 31, 2017, there was $5.5 million of total unrecognized compensation cost, net of expected forfeitures related to non-vested RSUs granted, which is expected to be recognized through fiscal May 2020, with a weighted-average remaining vesting period of 0.7 years.
Stock Options
Stock option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant and with either a three or four-year vesting schedule or performance based vesting as determined at the time of grant. Stock option awards generally have a term of 10 years.
The fair value of options granted during the year ended December 31, 2015 was estimated on the date of grant using the Black-Scholes-Merton option pricing model using the following assumptions: the risk-free interest rate was 1.1% - 1.4%, the expected term was 4.3 years and expected volatility was 43%. The risk-free interest rate is based on the five-year

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

U.S. Treasury Bill at the time of the grant. We utilize our historical experience in determining the expected term of our stock options and volatility of our common stock. We have not historically issued dividends.
Changes in our outstanding stock options during the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017		2016		2015
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Options outstanding at beginning of period	474	$17.47	642	$17.11	1,022	$13.32
Options granted	—	—	—	—	171	26.26
Options exercised	(152)	14.32	(156)	15.28	(366)	12.97
Options forfeited	(2)	26.32	(12)	26.32	(38)	14.55
Options expired	(3)	11.09	—	—	(147)	12.46
Options outstanding at end of period	317	18.97	474	17.47	642	17.11

Options vested during the year	9		11		368
The total intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 were $9.7 million, $2.8 million and $5.2 million, respectively. As of December 31, 2017, there was $0.1 million of total unrecognized compensation cost related to stock options granted and outstanding, net of expected forfeitures related to non-vested options, which is expected to be recognized through May 2018, with a weighted-average remaining vesting period of 0.1 years. Information about our stock options that are outstanding, options that we expect to vest and options that are exercisable at December 31, 2017 are as follows:

Options Expected to Vest:	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding	317	$18.97	5.2 years	$15,375
Options expected to vest	317	18.97	5.2 years	15,375
Options exercisable	270	17.71	4.8 years	13,454
The following table summarizes information about the stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
7.69 - 11.02	45	3.3 years	$9.74	45	$9.74
11.21 - 13.85	41	2.5 years	12.80	41	12.80
14.02 - 14.21	13	2.8 years	14.17	13	14.17
14.50 - 14.50	10	2.8 years	14.50	10	14.50
14.52 - 14.52	8	3.1 years	14.52	8	14.52
15.65 - 15.65	12	2.1 years	15.65	12	15.65
16.25 - 16.25	10	2.3 years	16.25	10	16.25
18.77 - 18.77	57	6.8 years	18.77	57	18.77
24.31 - 24.31	5	7.4 years	24.31	3	24.31
26.32 - 26.32	116	7.1 years	26.32	71	26.32
7.69 - 26.32	317	5.2 years	18.97	270	17.71

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

Employee Stock Purchase Plan
The ESPP, a stockholder-approved plan, provides for the issuance of rights to purchase up to 1,000,000 shares of common stock. In May 2010, shareholders approved an increase from 500,000 to 1,000,000 shares authorized for sale under our ESPP. Employees below the Vice President level are eligible to participate in the ESPP if employed by us for at least 20 hours per week during at least five months per calendar year. Participating employees may contribute up to the lesser of 15% of their eligible earnings or $5,000 during each plan period. Currently, the plan period is six months. The purchase price of common stock purchased under the ESPP is currently equal to the lower of: 1) 85% of the fair market value of our common stock on the commencement date of each plan period or 2) 85% of the fair market value of our common shares on each plan period purchase date. At December 31, 2017, 0.3 million shares remained available for future issuance under the ESPP.
Purchase rights granted under the ESPP are valued using the Black-Scholes-Merton model. As of December 31, 2017, there was $0.2 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of five months. Total compensation expense was $0.2 million for the years ended December 31, 2017, 2016, and 2015.
The fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	2017	2016	2015
Risk-free interest rates	1.07% - 1.45%	0.49% - 0.60%	0.07% - 0.42%
Expected dividend yield rates	—%	—%	—%
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	33.3%	28.2%	27.8%
The risk-free interest rate is based on the six month U.S. Treasury Bill at the time of the grant. Historical company information is the primary basis for selection of the expected dividend yield. The expected term is based on historical experience. Expected volatility is based on historical volatility of our common shares using daily stock price observations.

NOTE 14.	RETIREMENT PLANS
Defined contribution plans
We have a 401(k) profit sharing and retirement savings plan covering substantially all full-time U.S. employees. Participants may defer up to the maximum amount allowed as determined by law. Participants are immediately vested in their contributions. Profit sharing contributions to the plan, which are discretionary, are approved by the Board of Directors. Vesting in the profit sharing contribution account is based on years of service, with most participants fully vested after four years of credited service.    For the years ended December 31, 2017, 2016, and 2015 our contribution for participants in our 401(k) plan was based on matching 50% of contributions made by employees up to 6% of the employee’s compensation. During the years ended December 31, 2017, 2016, and 2015 we recognized total defined contribution plan costs of $1.1 million, $1.2 million, and $0.7 million, respectively.
Defined benefit plans
In connection with the acquisition of HiTek Power Group, a privately-held provider of high voltage power solutions, in 2014, we acquired the HiTek Power Limited Pension Scheme ("the HiTek Plan"). The HiTek Plan has been closed to new participants since April 1, 2002 and to additional accruals since April 5, 2005. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. The net amount of pension liability recorded as of December 31, 2017 and December 31, 2016 was $19.8 million and $18.8 million, respectively, and is included in Other long-term liabilities in our Consolidated Balance Sheets. Anticipated payments to pensioners covered by the HiTek Plan are expected to be between $0.8 million and $1.6 million for each of the next ten years. We are committed to make annual fixed payments of $0.9 million into the Hitek Plan through April 30, 2024, and then $1.8 million from May 1, 2024 through November 30, 2033.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

The following table sets forth the components of net periodic pension cost for the year ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
Interest cost	$809	$993	$1,093
Expected return on plan assets	(597)	(527)	(562)
Amortization of actuarial gains and losses	503	264	373
Net periodic pension cost	$715	$730	$904
Assumptions used in the determination of the net periodic pension cost are:

	Year Ended December 31,
	2017	2016	2015
Discount rate	2.6%	2.8%	3.9%
Expected long-term return on plan assets	4.8%	4.7%	4.3%
The status of the HiTek Plan as reflected in "Other long-term liabilities" on our Consolidated Balance Sheets is summarized as follows:

	Year Ended December 31,
	2017	2016
Projected benefit obligation, beginning of year	$31,110	$31,466
Interest cost	809	993
Actuarial loss	35	5,377
Benefits paid	(944)	(1,186)
Translation adjustment	2,897	(5,540)
Projected benefit obligation, end of year	$33,907	$31,110

Plan assets, beginning of year	$12,274	$13,677
Actual return on plan assets	597	527
Contributions	877	802
Benefits paid	(944)	(1,186)
Actuarial gain	179	620
Translation adjustment	1,127	(2,166)
Plan assets, end of year	$14,110	$12,274

Funded status of plan	$(19,797)	$(18,836)
The fair value of the Company's qualified pension plan assets by category for the years ended December 31, are as follows:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Multi-Asset Fund	$—	$4,784	$—	$4,784
Diversified Growth Fund	—	5,009	—	5,009
Index-Linked Gilts	—	2,102	—	2,102
Corporate Bonds	—	2,173	—	2,173
Cash	42	—	—	42
Total	$42	$14,068	$—	$14,110

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Multi-Asset Fund	$—	$3,989	$—	$3,989
Diversified Growth Fund	—	4,259	—	4,259
Index-Linked Gilts	—	1,915	—	1,915
Corporate Bonds	—	2,013	—	2,013
Cash	98	—	—	98
Total	$98	$12,176	$—	$12,274

At December 31, 2017 the HiTek Plan assets of $14.1 million were invested in four separate funds including a multi-asset fund (33.9%), a diversified growth fund (35.5%), an Investment grade long-term bond fund (15.4%) and an index-linked gilt fund (14.9%).  The asset and growth funds aim to generate an ‘equity-like’ return over an economic cycle with significantly reduced volatility relative to equity markets and have scope to use a diverse range of asset classes, including equities, bonds, cash and alternatives, e.g. property, infrastructure, high yield bonds, floating rate debt, private, equity, hedge funds and currency.  The bond fund and gilt fund are invested in index-linked gilts and corporate bonds. These investments are intended to provide a degree of protection against changes in the value of the HiTek Plan's liabilities related to changes in long-term expectations for interest rates and inflation expectations.

NOTE 15.	COMMITMENTS AND CONTINGENCIES
Disputes and Legal Actions
We are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations. An unfavorable decision in patent litigation also could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred, and the amount of the loss can be reasonably estimated. The Company is currently not a party to any legal action that the Company believes would reasonably have a material adverse impact on its business, financial condition, results of operations or cash flows.
Operating Leases
We have various operating leases for automobiles, equipment, and office and production facilities. Rent expense under operating leases was approximately $6.5 million in 2017, $6.4 million in 2016, and $5.3 million in 2015.
The future minimum rental payments required under non-cancelable operating leases as of December 31, 2017 are as follows:

2018	$7,109
2019	6,381
2020	5,802
2021	4,204
2022	1,273
Thereafter	3,586
$28,355

NOTE 16.	RESTRUCTURING COSTS
In June 2015, we committed to a restructuring plan in relation to the wind down of our Inverter business. Charges related to this plan that have an effect on continuing operations include strategic headcount reductions, streamlining operational processes and condensing administrative functions to improve efficiencies. This plan was completed in the fourth quarter of 2015. Total cumulative costs through December 31, 2015 were $0.3 million. We did not incur additional costs related to this plan in 2016 or 2017.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

NOTE 17.	RELATED PARTY TRANSACTIONS
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the years ended December 31, 2017, 2016, and 2015, we engaged in the following transactions with companies related to members of our Board of Directors, as described below:

	Years Ended December 31,
	2017	2016	2015
Sales to related parties	$1,425	$616	$706
Number of related party customers	1	2	3
Purchases from related parties	$—	$43	$40
Number of related party vendors	—	1	2
Our accounts receivable balance from related party customers with outstanding balances as of December 31, 2017 and December 31, 2016 is as follows:

	December 31,	December 31,
	2017	2016
Accounts receivable from related parties	$27	$—
Number of related party customers	1	—
We did not have any outstanding accounts payable with our related parties as of December 31, 2017 or December 31, 2016.

NOTE 18.	GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have operations in the United States, Europe and Asia. Sales and long-lived assets by geographic area and information relating to major customers are presented below. Sales attributed to individual countries are based on customer location.

	Years Ended December 31,
	2017		2016		2015
Sales to external customers:
United States	$453,095	67.5%	$327,397	67.7%	$268,257	64.7%
Canada	37	—%	161	—%	195	—%
North America	453,132	67.5%	327,558	67.7%	268,452	64.7%

People's Republic of China	34,045	5.1%	16,207	3.4%	12,687	3.1%
Other Asian countries	104,595	15.6%	77,638	16.1%	61,839	15.0%
Asia	138,640	20.7%	93,845	19.5%	74,526	18.0%

Germany	57,351	8.6%	48,589	10.0%	46,719	11.3%
United Kingdom	14,299	2.1%	13,712	2.8%	25,100	6.0%
Other European countries	7,590	1.1%	—	—%	14	—%
Europe	79,240	11.8%	62,301	12.8%	71,833	17.3%
Total sales	$671,012	100.0%	$483,704	100.0%	$414,811	100.0%
Sales to Applied Materials Inc., our largest customer, was $224.8 million or 33.5% of total sales for 2017, $170.2 million, or 35.2% of total sales for 2016 and $123.5 million, or 29.8% of total sales for 2015. Sales to Lam Research were $155.3 million or 23.1% of total sales for 2017, $100.3 million, or 20.7% of total sales for 2016 and $84.2 million, or 20.3% of total sales for 2015. Our sales to Applied Materials and Lam Research include precision power products used in semiconductor processing and solar, flat panel display, and architectural glass applications. No other customer accounted for 10% or more of our sales during these periods.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

	December 31,
	2017	2016
Long-lived assets:
United States	$32,528	$33,652
Asia	7,601	3,596
Europe	64,977	46,285
	$105,106	$83,533

Long-lived assets include property and equipment, goodwill and other intangible assets.

NOTE 19.	CREDIT FACILITY
On July 28, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America N.A. ("BA") which provides a revolving line of credit of up to $100.0 million subject to certain funding conditions through July 28, 2022. On December 21, 2017, the Company entered into the First Amendment to the Loan Agreement with BA to increase the line of credit to $150.0 million. Interest on amounts drawn shall be paid quarterly based upon the LIBOR Daily Floating Rate then in effect, plus between one and one-quarter (1.25%) and one and three-quarters (1.75%) percentage points depending on the Funded Debt to EBITDA ratio. As of December 31, 2017, the interest rate was 2.82%. The Loan Agreement also requires the Company to pay the lender on a quarterly basis an unused commitment fee based on credit availability. The obligations under the Loan Agreement are unsecured until the Funded Debt to EBITDA ratio exceeds 2.0 to 1.0, at which time the Company and certain affiliates’ tangible and intangible personal property will be subject to a first priority, perfected lien and security interest in favor of BA pursuant to a Security Agreement. As of December 31, 2017, the Company is in compliance with all covenants required under the Loan Agreement. Our credit availability under the Loan Agreement was $150.0 million at December 31, 2017.
On September 9, 2016, the Company terminated its Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo") which provided for a secured revolving credit facility of up to $50.0 million (the "Credit Facility"), subject to a borrowing base calculation. The Company had no outstanding balances at December 31, 2015 and no borrowing during 2016 until the determination of the Credit Agreement.
Expense relating to interest, unused commitment fees and amortization of debt issuance costs included in our income from continuing operations is as follows:

	Years Ended December 31,
	2017	2016	2015
Credit facility costs	66	346	456

NOTE 20.	SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present unaudited quarterly results for each of the eight quarters in the periods ended December 31, 2017 and 2016, in thousands. We believe that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. Due to the volatility of the industries in which our customers operate, the operating results for any quarter are not necessarily indicative of results for any subsequent period.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Sales	$179,214	$176,575	$165,872	$149,351
Gross Profit	$98,175	$92,234	$87,141	$78,831
Operating income	$58,062	$51,673	$47,767	$43,268
Income (loss) from continuing operations, net of income taxes	$(29,007)	$83,794	$45,873	$35,441
Income (loss) from discontinued operations, net of income taxes	$(583)	$70	$179	$2,094
Net income (loss)	$(29,590)	$83,864	$46,052	$37,535
Earnings (Loss) Per Share:
Continuing Operations:
Basic earnings (loss) per share	$(0.73)	$2.11	$1.15	$0.89
Diluted earnings (loss) per share	$(0.73)	$2.09	$1.14	$0.88
Discontinued Operations:
Basic earnings (loss) per share	$(0.01)	$—	$—	$0.05
Diluted earnings (loss) per share	$(0.01)	$—	$—	$0.05
Net Income (Loss):
Basic earnings (loss) per share	$(0.75)	$2.11	$1.16	$0.94
Diluted earnings (loss) per share	$(0.75)	$2.09	$1.14	$0.93

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Sales	$135,343	$126,552	$118,765	$103,044
Gross Profit	$71,518	$66,123	$62,046	$53,460
Operating income	$38,546	$34,361	$30,329	$23,621
Income from continuing operations, net of income taxes	$40,436	$29,038	$27,254	$20,220
Income (loss) from discontinued operations, net of income taxes	$3,845	$1,323	$3,277	$2,061
Net income (loss)	$44,281	$30,361	$30,531	$22,281
Earnings per Share:
Continuing Operations:
Basic earnings per share	$1.02	$0.73	$0.69	$0.51
Diluted earnings per share	$1.01	$0.73	$0.68	$0.50
Discontinued Operations:
Basic earnings (loss) per share	$0.10	$0.03	$0.08	$0.05
Diluted earnings (loss) per share	$0.10	$0.03	$0.08	$0.05
Net Income (loss):
Basic earnings (loss) per share	$1.12	$0.77	$0.77	$0.56
Diluted earnings (loss) per share	$1.11	$0.76	$0.76	$0.56

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)

NOTE 21.	SUBSEQUENT EVENTS

Trek Acquisition

On February 1, 2018, Advanced Energy acquired Trek Holding Co., LTD ("Trek"), a privately held company with operations in Tokyo, Japan and Lockport, New York for a purchase price of $11.8 million in cash. Trek has a 95% ownership interest in its U.S. subsidiary which is also its primary operation. Trek designs, manufactures and sells high-voltage amplifiers, power supplies and generators, high-performance electrostatic measurement instruments and electrostatic discharge (ESD) sensors and monitors to the global marketplace. Trek's standard and custom-OEM products are used in industry and research in aerospace, automotive, electronics, electrostatics, materials, medical, military, nanotechnology, photovoltaic/solar, physics, plasma, semiconductor and test and measurement applications. For the twelve months ended December 31, 2017, Trek reported unaudited sales of approximately $20 million. Trek’s comprehensive portfolio of power supply products strengthen and accelerate Advanced Energy’s growth in high voltage applications.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the "Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Yuval Wasserman, Chief Executive Officer) and Principal Financial Officer (Thomas McGimpsey, Executive Vice President, General Counsel and Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Grant Thornton LLP, an independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Form 10-K, and as part of the audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2017.
Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.

PART III
In accordance with General Instruction G(3) of Form 10-K, certain information required by this Part III is incorporated by reference to the definitive proxy statement relating to our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), as set forth below. The 2018 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth in the 2018 Proxy Statement under the headings “Proposal No. 1/ Election of Directors” and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated herein by reference.
The Company has adopted a Code of Ethical Conduct that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. The Company has posted a copy of the Code of Ethical Conduct on its website at www.advanced-energy.com, and such Code of Ethical Conduct is available, in print, without charge, to any shareholder who requests it from the Company’s Secretary. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Ethical Conduct by posting such information on its website at www.advanced-energy.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth in the 2018 Proxy Statement under the headings “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in the 2018 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information is set forth in Note 17. Related Party Transactions in ITEM 8 "Financial Statements and Supplementary Data," and in the 2018 Proxy Statement under the captions "Election of Directors" and “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth in the 2018 Proxy Statement under the caption “Ratification of the Appointment of Grant Thornton LLP as Advanced Energy's Independent Registered Public Accounting Firm for 2018” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) Documents filed as part of this Annual Report on Form 10-K are as follows:
1. Financial Statements:
Reports of Grant Thornton LLP
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Operations for each the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
2. Financial Statement Schedules for the years ended December 31, 2017, 2016 and 2015
NOTE:  All schedules have been omitted because they are either not applicable or the required information is included in the financial statements and notes thereto.
(B) Exhibits:

3.1	Restated Certificate of Incorporation. (2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (2)

3.3	Certificate of Amendment of Restated Certificate of Incorporation. (3)

3.4	Certificate of Amendment of Restated Certificate of Incorporation. (3)

3.5	Amended and Restated By-laws of Advanced Energy Industries, Inc. (17)

3.6	Fifth Amendment to the By-laws of Advanced Energy Industries, Inc. (28)

4.1	Form of Specimen Certificate for Common Stock. (1)

10.1
Lease Agreement, dated as of December 28, 2011, by and between Sharp Point Properties, LLC and Advanced Energy Industries, Inc., for a building located at 1625 Sharp Point Drive, Fort Collins, Colorado. (12)

10.2
Lease Agreement, dated as of December 28, 2011, by and between Sharp Point Properties, LLC and Advanced Energy Industries, Inc., for a building located at 2424 Midpoint Drive, Fort Collins, Colorado. (12)

10.3
Lease dated January 16, 2003, by and between China Great Wall Computer Shenzhen Co., Ltd., Great Wall Limited and Advanced Energy Industries (Shenzhen) Co., Ltd., for a building located in Shenzhen, China. (4)

10.4	Form of Indemnification Agreement. (1)

10.5	Form of Director Indemnification Agreement. (9)

10.6	Form of Notice of Grant for Restricted Stock Unit. (16)*

10.7	Form of Restricted Stock Unit Agreement. (16)*

10.8	Form of Notice of Grant of Stock Option. (16)*

10.9	Form of Incentive Stock Option Agreement. (16)*

10.10	Form of Non-Qualified Stock Option Agreement. (16)*

10.11	Form of LTI Notice of Grant. (16)*

10.12	Form of LTI Performance Stock Option Agreement pursuant to the 2008 Omnibus Incentive Plan. (16)*

10.13	Form of LTI Performance Stock Unit Agreement pursuant to the 2008 Omnibus Incentive Plan. (16)*

10.14	Non-employee Director Compensation summary. (7)*

10.15	Non-Employee Director Compensation Structure. (8)*

10.16	Non-Employee Director Compensation Structure for 2016.(24)*

10.17	2017 Long-Term Incentive (LTI) Plan. (25)*

10.18	2017 Short-Term Incentive (STI) Plan. (26)*

10.19	2017 Omnibus Incentive Plan. (25)*

10.20	2008 Omnibus Incentive Plan, as amended May 4, 2010. (10)*

10.21	Employee Stock Purchase Plan. (1)*

10.22	Form of Executive Change in Control Severance Agreement. (5)*

10.23	Form of Amendment to Executive Change in Control Agreement. (14)*

10.24	Offer Letter, dated September 28, 2014, by and among Advanced Energy Industries, Inc. and Yuval Wasserman. (20)*

10.25	Executive Change in Control Agreement, dated September 30, 2014, by and among Advanced Energy Industries, Inc. and Yuval Wasserman. (20)*

10.26	Executive Change in Control Agreement, dated April 28, 2011, by and among Advanced Energy Industries Inc. and Thomas O. McGimpsey. (13)*

10.27	Executive Separation Agreement and Release of all Claims, dated May 5, 2014, by and between Advanced Energy Industries, Inc. and Gordon Tredger. (18)*

10.28	Executive Transition and Separation Agreement, dated May 31, 2014, by and between Advanced Energy Industries, Inc. and Garry Rogerson. (19)*

10.29	Executive Transition and Separation Agreement, dated November 17, 2014, by and between Advanced Energy Industries, Inc. and Danny C. Herron. (21)*

10.30	Offer Letter to Thomas Liguori dated April 8, 2015. (22)*

10.31	Executive Change in Control Agreement, dated May 18, 2015, by and among Advanced Energy Industries, Inc. and Thomas Liguori. (22)*

10.32	Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005. (6)+

10.33	Shipping Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005. (6)+

10.34	Bridge Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated January 28, 2011. (11)+

10.35	Sale and Purchase Agreement by and among Advanced Energy Industries, Inc., Blitz S13-103 GmbH, Jolaos Verwaltungs GmbH and Prettl Beteiligungs Holdings, GmbH, dated as of April 8, 2013. (15)

10.36	Loan Agreement, dated July 28, 2017, by and between Advanced Energy Industries, Inc. and Bank of America, N.A. (27)

10.37	First Amendment to Loan Agreement, dated December 21, 2017, by and between Advanced Energy Industries, Inc. and Bank of America, N.A. (29)

10.38
Continuing and Unconditional Guaranty dated July 28, 2017 among Ultraviolet Group, Inc., AE Solar Energy, Inc., Ultravolt, Inc., AEI US Subsidiary, LLC, AEI Global Holdings, LLC and Sekidenko, Inc. (27)

10.39
Form of Security and Pledge Agreement among Advanced Energy Industries, Inc., Ultraviolet Group, Inc., AE Solar Energy, Inc., Ultravolt, Inc., AEI US Subsidiary, LLC, AEI Global Holdings, LLC, Sekidenko, Inc. and Bank of America, N.A. (27)

10.40	Fixed Dollar Accelerated Share Repurchase Transaction, dated November 6, 2015, between Advanced Energy Industries, Inc. and Morgan Stanley & Co. LLC. (23)
11.1	Computation of per share earnings (contained in Note 5 of “Notes to Consolidated Financial Statements” of the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

21.1	Subsidiaries of Advanced Energy Industries, Inc.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

_____________________________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 21, 1995.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-26966), filed July 28, 1999.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26966), filed November 4, 2003.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-26966), filed February 24, 2004.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-26966), filed March 31, 2005.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-26966), filed November 7, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 10-K (File No. 000-26966), filed February 24, 2016.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 28, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed December 14, 2009.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-26966), filed March 2, 2011.

(11)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 000-26966), filed May 6, 2011.

(12)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed December 29, 2011.

(13)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-26966), filed March 2, 2012.

(14)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-26966), filed March 6, 2013.

(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966) filed April 11, 2013.

(16)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966) filed May 10, 2013.

(17)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 000-26966), filed August 6, 2013.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed May 5, 2014.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed June 2, 2014.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed October 1, 2014.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed November 18, 2014.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed April 16, 2015.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed November 6, 2015.

(24)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 000-26966), filed February 24, 2017.

(25)	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Registrant’s 2017 Annual Meeting of Shareholders (File No. 000-26966), filed March 14, 2017.

(26)	Incorporated by reference to Appendix B of the Registrant’s Proxy Statement for the Registrant’s 2017 Annual Meeting of Shareholders (File No. 000-26966), filed March 14, 2017.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 31, 2017.

(28)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 000-26966), filed July 31, 2017.

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed December 21, 2017.

*	Compensation Plan

+	Confidential treatment has been granted for portions of this agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.
(Registrant)

/s/ Yuval Wasserman
Yuval Wasserman
Chief Executive Officer
Date:	February 15, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuval Wasserman	Chief Executive Officer and Director	February 15, 2018
Yuval Wasserman

/s/ Thomas McGimpsey	Interim Chief Financial Officer, Executive Vice President, General Counsel & Corporate Secretary	February 15, 2018
Thomas McGimpsey

/s/ Grant H. Beard	Chairman of the Board	February 15, 2018
Grant H. Beard

/s/ Frederick A. Ball	Director	February 15, 2018
Frederick A. Ball

/s/ Ronald C. Foster	Director	February 15, 2018
Ronald C. Foster

/s/ Edward C. Grady	Director	February 15, 2018
Edward C. Grady

/s/ Thomas M. Rohrs	Director	February 15, 2018
Thomas M. Rohrs

/s/ John A. Roush	Director	February 15, 2018
John A. Roush