Form 10-Q
period 2018-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2018-04-30
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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

As of April 26, 2018 there were 39,329,426 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$413,874	$407,283
Marketable securities	3,197	3,104
Accounts and other receivable, net of allowances of $1,824 and $1,748 respectively	116,900	87,429
Inventories	96,842	78,450
Income taxes receivable	2,226	1,295
Other current assets	7,895	8,129
Current assets from discontinued operations	9,638	9,535
Total current assets	650,572	595,225
Property and equipment, net	20,706	17,795
Deposits and other assets	4,207	3,051
Goodwill	54,906	53,812
Intangible assets, net	33,445	33,499
Deferred income tax assets	38,741	18,841
Non-current assets from discontinued operations	11,084	11,085
TOTAL ASSETS	$813,661	$733,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,328	$48,177
Income taxes payable	13,011	5,365
Accrued payroll and employee benefits	13,890	18,412
Other accrued expenses	21,395	19,913
Customer deposits	9,738	6,402
Current liabilities from discontinued operations	7,272	7,850
Total current liabilities	126,634	106,119
Deferred income tax liabilities	6,592	4,556
Uncertain tax positions	17,701	17,031
Long term deferred revenue	32,443	33,402
Other long-term liabilities	38,803	36,282
Non-current liabilities from discontinued operations	14,279	15,277
Total liabilities	236,452	212,667
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,536 and 39,604 issued and outstanding, respectively	40	40
Additional paid-in capital	172,460	184,843
Accumulated other comprehensive income	4,837	2,533
Retained earnings	399,410	333,225
Advanced Energy stockholders’ equity	576,747	520,641
Noncontrolling interest	462	—
Total stockholders’ equity	577,209	520,641
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$813,661	$733,308
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Sales:
Product	$171,209	$128,827
Services	24,408	20,524
Total sales	195,617	149,351
Cost of sales:
Product	79,806	60,117
Services	12,166	10,403
Total cost of sales	91,972	70,520
Gross profit	103,645	78,831
Operating expenses:
Research and development	17,637	12,503
Selling, general and administrative	28,648	22,098
Amortization of intangible assets	1,257	962
Total operating expenses	47,542	35,563
Operating income	56,103	43,268
Other income (expense), net	26	(3,208)
Income from continuing operations, before income taxes	56,129	40,060
Provision for income taxes	9,759	4,619
Income from continuing operations	46,370	35,441
Income from discontinued operations, net of income taxes	140	2,094
Net income	$46,510	$37,535
Income from continuing operations attributable to noncontrolling interest	31	—
Net income attributable to Advanced Energy Industries, Inc.	$46,479	$37,535

Basic weighted-average common shares outstanding	39,619	39,738
Diluted weighted-average common shares outstanding	39,995	40,179

Earnings per share:
Continuing operations:
Basic earnings per share	$1.17	$0.89
Diluted earnings per share	$1.16	$0.88
Discontinued operations:
Basic earnings per share	$—	$0.05
Diluted earnings per share	$—	$0.05
Net income:
Basic earnings per share	$1.17	$0.94
Diluted earnings per share	$1.16	$0.93
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$46,510	$37,535
Other comprehensive income:
Foreign currency translation	2,472	3,028
Minimum benefit retirement liability	(168)	(16)
Comprehensive income	48,814	40,547
Comprehensive income attributable to noncontrolling interest	31	—
Comprehensive income attributable to Advanced Energy Industries, Inc.	$48,783	$40,547

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,510	$37,535
Income from discontinued operations, net of income taxes	140	2,094
Income from continuing operations, net of income taxes	46,370	35,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,861	1,987
Stock-based compensation expense	4,494	3,398
Loss on foreign exchange hedge	—	3,489
Net loss on disposal of assets	138	65
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	(17,457)	(431)
Inventories	(17,113)	(8,047)
Other current assets	364	(1,109)
Accounts payable	11,932	5,194
Other liabilities and accrued expenses	(2,346)	(614)
Income taxes	5,642	3,286
Net cash provided by operating activities from continuing operations	34,885	42,659
Net cash used in operating activities from discontinued operations	(1,784)	(2,453)
Net cash provided by operating activities	33,101	40,206
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(6,072)	—
Purchase of foreign exchange hedge	—	(3,489)
Purchases of property and equipment	(3,923)	(1,391)
Net cash used in investing activities from continuing operations	(9,995)	(4,880)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(9,995)	(4,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(12,750)	—
Net payments related to stock-based award activities	(4,032)	(1,688)
Net cash used in financing activities from continuing operations	(16,782)	(1,688)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(16,782)	(1,688)
EFFECT OF CURRENCY TRANSLATION ON CASH	167	1,133
INCREASE IN CASH AND CASH EQUIVALENTS	6,491	34,771
CASH AND CASH EQUIVALENTS, beginning of period	415,037	289,517
CASH AND CASH EQUIVALENTS, end of period	421,528	324,288
Less cash and cash equivalents from discontinued operations	7,654	6,339
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$413,874	$317,949
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$56	$—
Cash paid for income taxes	3,404	918
Cash received for refunds of income taxes	95	396
Cash held in banks outside the United States	320,753	239,553
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support power conversion products that transform electrical power into various usable forms. Our products enable manufacturing processes that use thin films for various products, such as semiconductor devices, flat panel displays, solar cells, architectural glass, optical coating and decorative and functional coating for consumer products. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these same markets. Our power control modules provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, and material and chemical processing. Our high voltage power supplies and modules are used in applications such as semiconductor ion implantation, scanning electron microscopy, chemical analysis such as mass spectrometry and various applications using X-ray technology and electron guns for both analytical and processing applications. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments and sales of used equipment to companies using our products. As of December 31, 2015, we discontinued the production, engineering, and sales of our solar inverter product line. As such, all solar inverter revenues, costs, assets and liabilities are reported in Discontinued Operations for all periods presented herein. See Note 4. Discontinued Operations.
In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2018, and the results of our operations and cash flows for the three months ended March 31, 2018 and 2017.
The Unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and other financial information filed with the SEC.
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
Critical Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 3. Revenue for the updated revenue recognition policy in accordance with ASU 2014-09, "Revenue from Contracts with Customers".
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
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

within the year of adoption. Early adoption is permitted. Advanced Energy is currently assessing and has not yet determined the impact ASU 2016-02 may have on its Consolidated Financial Statements.
In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income" to give companies the option to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. Advanced Energy is currently assessing and has not yet determined the impact ASU 2018-02 may have on its Consolidated Financial Statements.
Recently adopted accounting pronouncements
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" and has subsequently issued several supplemental and/or clarifying ASUs (collectively known as "ASC 606"). ASC 606 implements a five step model for how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal periods beginning after December 15, 2017 and for the interim periods within that year. We adopted ASC 606 during the first quarter of fiscal year 2018 using the modified retrospective approach and recorded an adjustment to reflect the cumulative-effect of its adoption on all contracts with customers. See Note 3. Revenue for further details.
In October 2016, the FASB issued ASU 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory." ASU 2016-16 changes the timing of income tax recognition for an intercompany sale of assets. ASU 2016-16 requires the seller’s tax effects and the buyer’s deferred taxes to be recognized immediately upon the sale instead of deferring accounting for the income tax implications until the assets are sold to a third party or recovered through use.   ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 including interim periods within the year of adoption. We adopted ASU 2016-16 during the first quarter of fiscal year 2018 using the modified retrospective approach and recorded a adjustment to reflect the cumulative-effect of its adoption.
Cumulative-effect of recently adopted accounting pronouncements
The following table reflects the cumulative-effect of the adoption of ASC 606 and ASU 2016-16 using the modified retrospective approach for:

	December 31, 2017	Impact of	Impact of	January 1, 2018
	as reported	ASC 606	ASU 2016-16	as adjusted
Accounts and other receivable, net	$87,429	$8,251	$—	$95,680
Inventories	78,450	(3,561)	—	74,889
Total current assets	595,225	4,690	—	599,915
Deferred income tax assets	18,841	—	17,080	35,921
Total assets	733,308	4,690	17,080	755,078

Income taxes payable	5,365	—	921	6,286
Deferred income tax liabilities	4,556	1,143	—	5,699
Total liabilities	212,667	1,143	921	214,731
Retained earnings	333,225	3,547	16,159	352,931
Total stockholders’ equity	520,641	3,547	16,159	540,347
Total liabilities and stockholders' equity	733,308	4,690	17,080	755,078

NOTE 2.	BUSINESS ACQUISITION
On February 1, 2018, Advanced Energy acquired Trek Holding Co., LTD ("Trek"), a privately held company with operations in Tokyo, Japan and Lockport, New York. Trek has a 95% ownership interest in its U.S. subsidiary which is also its primary operation.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The components of the fair value of the total consideration transferred for the Trek acquisition are as follows:

Cash paid to owners	$11,723
Cash acquired	(5,651)
Total fair value of consideration transferred	$6,072
The following table summarizes estimated fair values of the assets acquired and liabilities assumed as of February 1, 2018:

Accounts and other receivable, net	$2,818
Inventories	4,037
Other current assets	275
Property and equipment	594
Other non-current assets	579
Deferred income tax assets	702
Accounts payable	(747)
Other accrued expenses	(2,696)
5,562
Amortizable intangible assets:
Technology	200
Customer relationships	200
Total amortizable intangible assets	400
Total identifiable net assets	5,962
Goodwill	110
Total fair value of consideration received	$6,072
A summary of the intangible assets acquired, amortization method and estimated useful lives as of February 1, 2018 follows:

	Amount	Amortization Method	Useful Life
Technology	$200	Straight-line	10
Customer relationships	200	Straight-line	10
Total	$400
Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. Advanced Energy is in the process of finalizing the assessment of fair value for the assets acquired and liabilities assumed.

NOTE 3.	REVENUE
Adoption of ASC 606, "Revenue from Contract with Customers"
Advanced Energy adopted ASC 606 using the modified retrospective method by recognizing the cumulative effect of the adoption of ASC 606, for all contracts with customers, to the opening balance of equity at January 1, 2018. Therefore, our comparative financial information as of December 31, 2017 has not been adjusted and continues to be reported under ASC Topic 605. The cumulative effect adjustment was based on the timing difference of revenue recognition between ASC Topic 605 and ASC 606 related to our inventory stocking agreements. Under ASC 606, revenue related to our inventory stocking agreements are recognized when inventory is shipped to our customers. Under ASC Topic 605, revenue was recognized when the inventory was consumed by our customers. The tables below show the quantitative impact of ASC 606 on our consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

	March 31, 2018
			Balances without
			adoption of
	As Reported	Adjustments	ASC 606
Accounts and other receivable, net	$116,900	$(9,710)	$107,190
Inventories	96,842	4,086	100,928
Total current assets	650,572	(5,624)	644,948
TOTAL ASSETS	813,661	(5,624)	808,037

Income taxes payable	13,011	(230)	12,781
Total current liabilities	126,634	(230)	126,404
Deferred income tax liabilities	6,592	(1,143)	5,449
Total liabilities	236,452	(1,373)	235,079

Retained earnings	399,410	(4,251)	395,159
Advanced Energy stockholders’ equity	576,747	(4,251)	572,496
Total stockholders’ equity	577,209	(4,251)	572,958
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$813,661	$(5,624)	$808,037

	Three Months Ended March 31, 2018
			Balances without
			adoption of
	As Reported	Adjustments	ASC 606
Product sales	$171,209	$(1,460)	$169,749
Total sales	195,617	(1,460)	194,157
Product cost of sales	79,806	(526)	79,280
Total cost of sales	91,972	(526)	91,446
Gross profit	103,645	(934)	102,711
Operating income	56,103	(934)	55,169
Income from continuing operations, before income taxes	56,129	(934)	55,195
Provision for income taxes	9,759	(230)	9,529
Income from continuing operations	46,370	(704)	45,666
Net income	46,510	(704)	45,806
Net income attributable to Advanced Energy Industries, Inc.	$46,479	$(704)	$45,775

	Three Months Ended March 31, 2018
			Balances without
			adoption of
	As Reported	Adjustments	ASC 606
Net income	$46,510	$(704)	$45,806
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	(17,457)	1,460	(15,997)
Inventories	(17,113)	(526)	(17,639)
Income taxes	5,642	(230)	5,412
Net cash provided by operating activities from continuing operations	$34,885	$—	$34,885

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Revenue Recognition
We recognize revenue when we have satisfied our performance obligations which typically occurs when control of the products or services have been transfered to our customers. The transaction price is based upon the standalone selling price. In most transactions, we have no obligations to our customers after the date products are shipped, other than pursuant to warranty obligations. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of sales. Support services include warranty and non-warranty repair services, upgrades, and refurbishments on the products we sell. Repairs that are covered under our standard warranty do not generate revenue.
Practical Expedients
We expense incremental costs of obtaining contracts when the amortization period of the costs are less then 1 year. These costs are included in selling, general, and administrative expenses.
Nature of goods and services
Products
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
As part of our ongoing service business, we satisfy our service obligations under preventative maintenance contracts and extended warranties which had previously been offered on our discontinued inverter products. Any up-front fees received for extended warranties or maintenance plans are deferred. Revenue under these arrangements are recognized ratably over the underlying terms as we do not have historical information which would allow us to project the estimated service usage pattern. We have deferred revenue related to our extended warranties and service contracts totaling $36.3 million as of March 31, 2018 and $37.5 million as of December 31, 2017.
Disaggregation of Revenue
The following table presents our net sales by product line:

	Three Months Ended March 31,
	2018	2017
Semiconductor capital market	$136,010	$104,648
Industrial power capital market	35,199	24,179
Global support	24,408	20,524
Total	$195,617	$149,351

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The following table presents our net sales by geographic region:

	Three Months Ended March 31,
	2018		2017
Sales to external customers:
United States	$130,369	66.5%	$104,715	70.1%
Canada	111	0.1%	16	0.1%
North America	130,480	66.6%	104,731	70.2%

People's Republic of China	9,551	4.9%	8,133	5.4%
Other Asian countries	30,307	15.5%	21,436	14.4%
Asia	39,858	20.4%	29,569	19.8%

Germany	19,286	9.9%	11,854	7.9%
United Kingdom	1,948	1.0%	3,197	2.1%
Other European countries	4,045	2.1%	—	—%
Europe	25,279	13.0%	15,051	10.0%
Total	$195,617	100.0%	$149,351	100.0%
The following table presents our net sales by extended warranty and service contracts recognized over time and our product and service revenue recognized at a point in time:

	Three Months Ended March 31,
	2018	2017
Product and service revenue recognized at point in time	$194,683	$148,530
Extended warranty and service contracts recognized over time	934	821
Total	$195,617	$149,351

NOTE 4.	DISCONTINUED OPERATIONS
In December 2015, we completed the wind down of engineering, manufacturing and sales of our solar inverter product line (the "inverter business"). Accordingly, the results of our inverter business have been reflected as "Income from discontinued operations, net of income taxes" on our Consolidated Statements of Operations for all periods presented herein.
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
The significant items included in "Income from discontinued operations, net of income taxes" are as follows:

	Three Months Ended March 31,
	2018	2017
Sales	$—	$—
Cost of sales	112	(828)
Total operating income (including restructuring)	(61)	(1,120)
Operating (loss) income from discontinued operations	(51)	1,948
Other income	124	163
Income from discontinued operations before income taxes	73	2,111
(Benefit) provision for income taxes	(67)	17
Income from discontinued operations, net of income taxes	$140	$2,094

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Assets and Liabilities of discontinued operations within the Condensed Consolidated Balance Sheets are comprised of the following:

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$7,654	$7,754
Accounts and other receivables, net	1,379	1,363
Inventories	605	418
Current assets of discontinued operations	$9,638	$9,535

Other assets	$71	$72
Deferred income tax assets	11,013	11,013
Non-current assets of discontinued operations	$11,084	$11,085

Accounts payable and other accrued expenses	$517	$545
Accrued warranty	6,755	7,305
Current liabilities of discontinued operations	$7,272	$7,850

Accrued warranty	$14,109	$15,112
Other liabilities	170	165
Non-current liabilities of discontinued operations	$14,279	$15,277

NOTE 5.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended March 31,
	2018	2017
Income from continuing operations, before income taxes	$56,129	$40,060
Provision for income taxes	9,759	4,619
Effective tax rate	17.4%	11.5%
On December 22, 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act (“Tax Act”), which contains several key tax provisions that affected our financial results for 2017, including a one-time mandatory transition tax on our accumulated foreign earnings and the reduction of the corporate income tax rate from 35% to21%, effective January 1, 2018, which required a revaluation of our U.S. deferred tax assets. The Tax Act also contains several key tax provisions that will affect our financial results for 2018, including reduction of the corporate income tax rate from 35% to 21% and application of the global intangible low-taxed income of foreign subsidiaries (“GILTI tax”), among others.
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
Our effective tax rates differ from the U.S. federal statutory rate of 21% and35% for the three months ended March 31, 2018 and 2017, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates. Our effective tax rate for the three months ended March 31, 2018 was also impacted by the effect of the recently enacted Tax Act, with the benefit from the corporate income tax rate reduction to 21% offset by additional GILTI tax, and entry into additional foreign taxable jurisdictions. Additionally, the March 2018 rate includes $1.9 million in tax expense related to our change in estimated U.S. transition tax.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. The amount of interest and penalties accrued related to our unrecognized tax benefits for the three months ended March 31, 2018 and 2017 was not significant.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 6.	EARNINGS PER SHARE
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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Income from continuing operations	$46,370	$35,441
Income attributable to noncontrolling interest	31	—
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$46,339	$35,441

Basic weighted-average common shares outstanding	39,619	39,738
Assumed exercise of dilutive stock options and restricted stock units	376	441
Diluted weighted-average common shares outstanding	39,995	40,179
Continuing operations:
Basic earnings per share	$1.17	$0.89
Diluted earnings per share	$1.16	$0.88
The following restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Restricted stock units	2	1
Stock Buyback
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension to the share repurchase program to December 2019 from its original maturity of March 2018. As of March 31, 2018, we had $57.3 million remaining for the authorized repurchase of shares.
In March 2018, we entered into Stock Repurchase Plan and Agreement to repurchase up to $50.0 million of our common stock through December 31, 2018 subject to certain pricing conditions. In March 2018 we repurchased $12.8 million of shares of our common stock in the open market under the Stock Repurchase Plan and Agreement. A total of 180,942 shares of our common stock was repurchased at an average price of $70.47 per share. There were no shares repurchased from related parties. The $12.8 million share repurchase was recognized as a reduction to Additional paid-in capital. Repurchased shares were retired and assumed the status of authorized and unissued shares. As of March 31, 2018, we had $37.2 million remaining for the authorized repurchase of shares under the Stock Repurchase Plan and Agreement.    Subsequent to March 31, 2018 we repurchased $15.7 million of shares of our common stock in the open market under the Stock Repurchase Plan and Agreement. A total of 254,015 shares of our common stock was repurchased at an average price of $62.01 per share.

NOTE 7.	MARKETABLE SECURITIES AND ASSETS MEASURED AT FAIR VALUE
Our investments with original maturities of more than three months at time of purchase and that are intended to be held for no more than 12 months, are considered marketable securities available for sale.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Our marketable securities consist of certificates of deposit as follows:

	March 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$3,196	$3,197	$3,103	$3,104
The maturities of our marketable securities available for sale as of March 31, 2018 are as follows:

	Earliest		Latest
Certificates of deposit	4/10/2018	to	3/18/2019
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of March 31, 2018, we do not believe any of the underlying issuers of our marketable securities are at risk of default.
The following tables present information about our marketable securities measured at fair value, on a recurring basis, as of March 31, 2018 and December 31, 2017. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of March 31, 2018 and December 31, 2017.

March 31, 2018	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$3,197	$—	$3,197

December 31, 2017	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$3,104	$—	$3,104
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three months ended March 31, 2018.

NOTE 8.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We manage these risks through the use of derivative financial instruments, primarily forward contracts with banks. We did not enter into any new foreign currency exchange forward contracts during the three months ended March 31, 2018. During the three months ended March 31, 2017, we entered into foreign currency exchange forward contracts to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one month periods. We did not have any currency exchange rate contracts outstanding as of March 31, 2018. At December 31, 2017 we had outstanding Euro and Pound Sterling forward contracts.
The notional amount of foreign currency exchange contracts outstanding at December 31, 2017 was $16.3 million and the fair value of these contracts was not significant at December 31, 2017.
During the three months ended March 31, 2018 and 2017 the gains and losses recorded related to the foreign currency exchange contracts are as follows:

	Three Months Ended March 31,
	2018	2017
Foreign currency (loss) gain from foreign currency exchange contracts	$(750)	$39
These gains and losses were offset by corresponding gains and losses on the revaluation of the underlying intercompany debt and both are included as a component of Other income (expense), net, in our Unaudited Condensed Consolidated Statements of Operations.
During the first quarter of 2017 we entered into a foreign currency exchange rate forward contract at a cost of $3.5 million, to mitigate the exchange rate risk associated with a planned offshore acquisition which was not consummated. This derivative instrument was designated as a hedge for accounting purposes. The hedge expired upon maturity in the first quarter of 2017. The

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

cost of the forward contract is recorded as a component of Other income (expense), net in our Condensed Consolidated Statement of Operations.

NOTE 9.	ACCOUNTS AND OTHER RECEIVABLE
Accounts and other receivable are recorded at net realizable value. Components of accounts and other receivable, net of reserves, are as follows:

	March 31,	December 31,
	2018	2017
Amounts billed, net	$107,190	$87,429
Unbilled receivables	9,710	—
Total receivables, net	$116,900	$87,429
Amounts billed, net consist of amounts that have been invoiced to our customers in accordance with our terms and conditions and are shown net of an allowance for doubtful accounts.
Unbilled receivables consist of amounts where we have satisfied our contractual obligations related to inventory stocking contracts with customers. Such amounts typically become billable to the customer upon their consumption of the inventory managed under the stocking contracts. We anticipate that substantially all unbilled receivables will be invoiced and collected over the next twelve months.

NOTE 10.	INVENTORIES
Our inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out (FIFO) basis. Components of inventories, net of reserves, are as follows:

	March 31,	December 31,
	2018	2017
Parts and raw materials	$71,284	$58,567
Work in process	13,054	7,986
Finished goods	12,504	11,897
Total	$96,842	$78,450

NOTE 11.	PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following:

	March 31,	December 31,
	2018	2017
Buildings and land	$1,846	$1,788
Machinery and equipment	37,886	36,579
Computer and communication equipment	25,391	26,819
Furniture and fixtures	1,479	1,568
Vehicles	273	341
Leasehold improvements	14,156	17,286
Construction in process	725	802
	81,756	85,183
Less: Accumulated depreciation	(61,050)	(67,388)
Property and equipment, net	$20,706	$17,795

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Depreciation expense recorded in continuing operations and included in selling, general and administrative expense is as follows:

	Three Months Ended March 31,
	2018	2017
Depreciation expense	$1,604	$1,025

NOTE 12.	GOODWILL
The following summarizes the changes in goodwill during the three months ended March 31, 2018:

	Beginning Balance	Additions	Effect of Changes in Exchange Rates	Ending Balance
March 31, 2018	$53,812	$110	$984	$54,906
NOTE 13.INTANGIBLE ASSETS
Intangible assets consisted of the following as of March 31, 2018 and December 31, 2017:

March 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$30,885	$(11,763)	$19,122
Technology	19,397	(6,192)	13,205
Trademarks and other	2,707	(1,589)	1,118
Total	$52,989	$(19,544)	$33,445

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$30,034	$(10,787)	$19,247
Technology	18,702	(5,559)	13,143
Trademarks and other	2,623	(1,514)	1,109
Total	$51,359	$(17,860)	$33,499
Amortization expense related to intangible assets is as follows:

	Three Months Ended March 31,
	2018	2017
Amortization expense	$1,257	$962
Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2018 (remaining)	$3,778
2019	5,019
2020	4,313
2021	4,207
2022	3,938
Thereafter	12,190
Total	$33,445

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 14.	WARRANTIES
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
Our estimated warranty obligation is included in Other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation are as follows:

	Three Months Ended March 31,
	2018	2017
Balances at beginning of period	$2,312	$2,329
Warranty liabilities acquired	92	—
Increases to accruals	178	2,181
Warranty expenditures	(506)	(389)
Effect of changes in exchange rates	8	5
Balances at end of period	$2,084	$4,126

NOTE 15.	PENSION LIABILITY
In connection with the acquisition of HiTek Power Group, a privately-held provider of high voltage power solutions, in 2014, we acquired the HiTek Power Limited Pension Scheme (the "HiTek Plan"). The HiTek Plan has been closed to new participants since April 1, 2002 and to additional accruals since April 5, 2005. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We are committed to make annual fixed payments of $0.9 million into the HiTek Plan through April 30, 2024, and then $1.9 million from May 1, 2024 through November 30, 2033.
The net pension liability is included in Other long-term liabilities in our balance sheet as follows:

	March 31,	December 31,
	2018	2017
Pension liability	$20,490	$19,797
The following table sets forth the components of net periodic pension cost for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Interest cost	$218	$264
Expected return on plan assets	(161)	(140)
Amortization of actuarial gains and losses	136	70
Net periodic pension cost	$193	$194

NOTE 16.	STOCK-BASED COMPENSATION
On May 4, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan ("the 2017 Plan") and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan are now available for issuance under the 2017 Plan. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under the 2017 Plan may be issued as performance-based awards to align compensation awards to the attainment of annual or long-term performance goals. As of March 31, 2018, there were 2.7 million shares available for grant and 3.3 million shares reserved under the 2017 Plan.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Restricted stock units ("RSU’s") are generally granted with a grant date fair value equal to the market price of our stock at the date of grant and with either a three or four year vesting schedule or performance-based vesting as determined at the time of grant.
Stock option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant and with either a three or four year vesting schedule or performance-based vesting as determined at the time of grant. Stock option awards generally have a term of 10 years.
We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense	$4,494	$3,398
Changes in the outstanding RSU awards during the three months ended March 31, 2018 were as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs outstanding at beginning of period	386	$51.06
RSUs granted	160	$69.32
RSUs vested	(155)	$52.59
RSUs forfeited	(55)	$47.51
RSUs outstanding at end of period	336	$59.64
Changes in the outstanding stock option awards during the three months ended March 31, 2018 were as follows:

	Number of Options	Weighted-Average Exercise Price per Share
Options outstanding at beginning of period	317	$18.97
Options exercised	(17)	$18.36
Options expired	(1)	$12.19
Options outstanding at end of period	299	$19.02

NOTE 17.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of March 31, 2018 is approximately $177.4 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three months ended March 31, 2018.

NOTE 18.	RELATED PARTY TRANSACTIONS
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three months ended March 31, 2018, we engaged in the following

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

transactions with companies related to members of our Board of Directors, as described below:

	Three Months Ended March 31,
	2018	2017
Sales to related parties	$73	$577
Number of related party customers	1	1
Our accounts receivable balance from related party customers with outstanding balances as of March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
	2018	2017
Accounts receivable from related parties	$7	$27
Number of related party customers	1	1

NOTE 19.	SIGNIFICANT CUSTOMER INFORMATION
The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	% of Total Sales	2017	% of Total Sales
Applied Materials, Inc.	$69,872	35.7%	$54,518	36.5%
LAM Research	39,726	20.3%	32,016	21.4%
The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable as of March 31, 2018 and December 31, 2017:

	March 31,		December 31,
	2018		2017
Applied Materials, Inc.	$46,131	39.5%	$36,755	42.0%
LAM Research	15,957	13.7%	5,421	6.2%
Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar and flat panel display. No other customer accounted for 10% or more of our sales or accounts receivable balances during these periods.

NOTE 20.	CREDIT FACILITY
The Company is party to a Loan Agreement, as amended (the "Loan Agreement") with Bank of America N.A. ("BA") which provides a revolving line of credit of up to $150.0 million subject to certain funding conditions. The Loan Agreement expires in July 28, 2022. Interest on amounts drawn shall be paid quarterly based upon the LIBOR Daily Floating Rate then in effect, plus between one and one-quarter (1.25%) and one and three-quarters (1.75%) percentage points depending on the Funded Debt to EBITDA ratio. As of March 31, 2018, the interest rate was 3.13%. The Loan Agreement also requires the Company to pay the lender on a quarterly basis an unused commitment fee based on credit availability. The obligations under the Loan Agreement are unsecured until the Funded Debt to EBITDA ratio exceeds 2.0 to 1.0, at which time the Company and certain affiliates’ tangible and intangible personal property will be subject to a first priority, perfected lien and security interest in favor of BA pursuant to a Security Agreement. As of March 31, 2018, the Company is in compliance with all covenants required under the Loan Agreement.  At March 31, 2018 our credit availability under the Loan Agreement was $150.0 million. During the three months ended March 31, 2018, we had less than $0.1 million of expenses related to interest and unused line of credit fees.

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
For additional information regarding factors that may affect our actual financial condition, results of operations and accuracy of our forward-looking statements, see the information under the caption "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2017. We undertake no obligation to revise or update any forward-looking statements for any reason.
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

We acquired Trek Holding Co., LTD ("Trek"), a privately held company with operations in Tokyo, Japan and Lockport, New York on February 1, 2018. Trek has a 95% ownership interest in its U.S. subsidiary which is also its primary operation. Trek designs, manufactures and sells high-voltage amplifiers, power supplies and generators, high-performance electrostatic measurement instruments and electrostatic discharge (ESD) sensors and monitors to the global marketplace. Trek's standard and custom-OEM products are used in industry and research in aerospace, automotive, electronics, electrostatics, materials, medical, military, nanotechnology, photovoltaic/solar, physics, plasma, semiconductor and test and measurement applications. Trek’s comprehensive portfolio of power supply products strengthen and accelerate Advanced Energy’s growth in high voltage applications.

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
Results of Continuing Operations
The following table sets forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
	2018		2017
Sales	$195,617	100.0%	$149,351	100.0%
Gross profit	103,645	53.0	78,831	52.8
Operating expenses	47,542	24.3	35,563	23.8
Operating income from continuing operations	56,103	28.7	43,268	29.0
Other income (expense), net	26	—	(3,208)	(2.2)
Income from continuing operations before income taxes	56,129	28.7	40,060	26.8
Provision for income taxes	9,759	5.0	4,619	3.1
Income from continuing operations, net of income taxes	$46,370	23.7%	$35,441	23.7%
SALES
The following tables summarize net sales and percentages of net sales, by product line, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change 2018 v. 2017
	2018	2017	Dollar	Percent
Semiconductor capital market	$136,010	$104,648	$31,362	30.0%
Industrial power capital market	35,199	24,179	11,020	45.6%
Global support	24,408	20,524	3,884	18.9%
Total	$195,617	$149,351	$46,266	31.0%

	Three Months Ended March 31,
	2018	2017
Semiconductor capital market	69.5%	70.1%
Industrial power capital market	18.0%	16.2%
Global support	12.5%	13.7%
Total	100.0%	100.0%
Total Sales
Sales increased $46.3 million, or 31.0%, to $195.6 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 and increased $16.4 million, or 9.2%, as compared to the three months ended December 31, 2017. The increase in sales was primarily due to demand in the semiconductor market driven by our strength in, and demand for our etch applications, as well as increased sales in the industrial markets we serve. Sales for the three months ended March 31, 2018 includes $7.9 million associated with our recently acquired Trek and Excelsys businesses.
Sales in the semiconductor market increased $31.4 million, or 30.0%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 and increased $12.4 million, or 10.1%, as compared to the three months ended December 31, 2017. Our growth in the semiconductor market has been fueled by our leadership in etch applications, specifically related to advanced memory and transition to 3DNAND, along with advances in logic technology. Sales growth in each of the periods is driven primarily by recent program wins which have moved into production and delivery.
Sales in the industrial markets increased $11.0 million, or 45.6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 and increased $4.6 million, or 15.0%, as compared to the three months ended December 31, 2017. The industrial markets we serve include solar panel, flat panel display, power control modules, data storage, architectural glass, consumer electronics, high voltage and other industrial manufacturing markets. Our customers in these markets are primarily global and regional original equipment manufacturers.
Global service sales increased $3.9 million, or 18.9%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to share gains and growth in the installed base. Global service sales decreased $0.6 million, or 2.5%, for the three months ended March 31, 2018 compared to the three months ended December 31, 2017 due to timing and mix of projects during the period.
Backlog
Our backlog was $145.7 million at March 31, 2018 as compared to $131.3 million at December 31, 2017. Backlog remains strong primarily due to demand in the semiconductor and industrial thin film markets.
GROSS PROFIT
For the three months ended March 31, 2018, gross profit increased $24.8 million to $103.6 million as compared to gross profit of $78.8 million for the same period in 2017. Gross profit as a percent of sales remained flat at 53.0% for the three months ended March 31, 2018, from 52.8% for the same period in 2017. Gross profit for the three months ended March 31, 2018 includes $3.7 million from our recently acquired Trek and Excelsys businesses.
OPERATING EXPENSE
Operating expenses increased $12.0 million to $47.5 million, or 24.3% of sales, for the three months ended March 31, 2018 from $35.6 million, or 23.8% of sales, for the same period in 2017.
The following table summarizes our operating expenses as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2018		2017
Research and development	$17,637	9.0%	$12,503	8.4%
Selling, general, and administrative	28,648	14.7%	22,098	14.8%
Amortization of intangible assets	1,257	0.6%	962	0.6%
Total operating expenses	$47,542	24.3%	$35,563	23.8%
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
Research and development expenses increased $5.1 million to $17.6 million, or 9.0% of sales, for the three months ended March 31, 2018 from $12.5 million, or 8.4% of sales, for the same period in 2017. The increase in research and development expense is due to our investment in new programs to maintain and increase our technological leadership and provide solutions to our customers' evolving needs. Research and development for the three months ended March 31, 2018 includes $0.6 million from our recently acquired Trek and Excelsys businesses.
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
Selling, general and administrative expenses increased $6.6 million to $28.6 million, or 14.7%, of sales for the three months ended March 31, 2018 from $22.1 million, or 14.8% of sales, for the same period in 2017. The increase in selling, general and administrative expense is primarily driven by increased headcount and payroll, and costs associated with business development. Selling, general and administrative expenses for the three months ended March 31, 2018 includes $1.2 million from our recently acquired Trek and Excelsys businesses.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expense), net was less than $0.1 million for the three months ended March 31, 2018, as compared to a loss of $3.2 million for the same period in 2017. The loss in 2017 was primarily the cost of a foreign currency exchange rate forward contract that we entered into for a potential offshore acquisition that we decided not to consummate. See Note 8. Derivative Financial Instruments in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
Provision for Income Taxes
We recorded an income tax provision for the three months ended March 31, 2018 of $9.8 million compared to $4.6 million for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 is 17.4% compared to 11.5% for the three months ended March 31, 2017.
The effective tax rates differ from the U.S. federal statutory rate of 21% and 35% for the 2018 and 2017 periods, respectively, primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates. Our effective tax rate for the three month ended March 31, 2018 was also impacted by the effect of the recently enacted 2017 Tax Cuts and Jobs Act (“Tax Act”), with the benefit from the corporate income tax rate reduction to 21% offset by additional global intangible low-taxed income of foreign subsidiaries tax (“GILTI tax”), and entry into additional foreign taxable jurisdictions, among others.
Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.
The Tax Act contains several key tax provisions that affected our financial results for 2017, including a one-time mandatory transition tax on our accumulated foreign earnings and the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018, which required a revaluation of our U.S. deferred tax assets. The Tax Act also contains several key tax provisions that affect our financial results for 2018, including reduction of the corporate income tax rate from 35% to 21% and application of the GILTI tax. Additionally, the March 2018 rate includes $1.9 million in tax expense related to our change in estimated U.S. transition tax.
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

Income from discontinued operations, net of income taxes are as follows:

	Three Months Ended March 31,
	2018	2017
Sales	$—	$—
Cost of sales	112	(828)
Total operating (income) expense	(61)	(1,120)
Operating income from discontinued operations	(51)	1,948
Other income	124	163
Income from discontinued operations before income taxes	73	2,111
Provision for income taxes	(67)	17
Income from discontinued operations, net of income taxes	$140	$2,094
Operating income from discontinued operations for the three months ended March 31, 2018 and 2017 reflects the recovery of accounts receivable and the effect of changes in our estimated product warranty liability.
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

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended March 31,
	2018	2017
Gross profit from continuing operations, as reported	$103,645	$78,831
Operating expenses from continuing operations, as reported	47,542	35,563
Adjustments:
Stock-based compensation	(4,494)	(3,398)
Amortization of intangible assets	(1,257)	(962)
Acquisition-related costs	(350)	—
Facility expansion and relocation costs	(476)	—
Non-GAAP operating expenses from continuing operations	40,965	31,203
Non-GAAP operating income from continuing operations	$62,680	$47,628

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended March 31,
	2018	2017
Gross profit from continuing operations, as reported	53.0%	52.8%
Operating expenses from continuing operations, as reported	24.3	23.8
Adjustments:
Stock-based compensation	(2.3)	(2.3)
Amortization of intangible assets	(0.6)	(0.6)
Acquisition-related costs	(0.2)	—
Facility expansion and relocation costs	(0.2)	—
Non-GAAP operating expenses from continuing operations	21.0	20.9
Non-GAAP operating income from continuing operations	32.0%	31.9%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items	Three Months Ended March 31,
	2018	2017
Income from continuing operations, less noncontrolling interest, net of income taxes	$46,339	$35,441
Adjustments:
Stock-based compensation	4,494	3,398
Amortization of intangible assets	1,257	962
Loss on foreign exchange hedge	—	3,489
Acquisition-related costs	350	—
Facility expansion and relocation costs	476	—
Tax Cuts and Jobs Act Impact	1,853	—
Tax effect of non-GAAP adjustments	(1,343)	(1,396)
Non-GAAP income from continuing operations, net of income taxes	$53,426	$41,894
Non-GAAP diluted earnings per share	$1.34	$1.04
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
At March 31, 2018, we had $417.1 million in cash, cash equivalents, and marketable securities. We believe that our current and available cash levels, available credit facility, as well as our cash flows from future operations, will be adequate to meet anticipated working capital needs, levels of capital expenditures, acquisitions and contractual obligations for the next twelve months. We may, however, seek additional financing from time to time.
In addition to available cash, cash equivalents, and marketable securities, we have an outstanding Loan Agreement (the “Loan Agreement”) with a bank which provides a revolving line of credit of up to $150.0 million subject to certain funding conditions expiring in July 2022. The Loan Agreement provides us with further future flexibility for execution of our strategic plans. At March 31, 2018, we had $150.0 million in available funding under the Loan Agreement. For more information on the Loan Agreement, see "Note 20. Credit Facility" as set forth in Part I Item 1 of this Form 10-Q.
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension to the share repurchase program to December 2019 from its original maturity of March 2018.
In March 2018, we entered into a Stock Repurchase Plan and Agreement to repurchase up to $50.0 million of our common stock through December 31, 2018 subject to certain pricing conditions. In March 2018 we repurchased $12.8 million of shares of our common stock in the open market under the Stock Repurchase Plan and Agreement. A total of 180,942 shares of our common stock was repurchased at an average price of $70.47 per share. Subsequent to March 31, 2018 we repurchased $15.7 million of shares of our common stock in the open market under the Stock Repurchase Plan and Agreement. A total of 254,015 shares of our common stock was repurchased at an average price of $62.01 per share. There were no shares repurchased from related parties. We had $37.2 million and $21.5 million remaining for the authorized repurchase of shares under the Stock Repurchase Plan and Agreement as of March 31, 2018 and April 26th, 2018, respectively.
CASH FLOWS
A summary of our cash provided by and (used in) operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities from continuing operations	$34,885	$42,659
Net cash used in operating activities from discontinued operations	(1,784)	(2,453)
Net cash provided by operating activities	33,101	40,206

Net cash used in investing activities from continuing operations	(9,995)	(4,880)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(9,995)	(4,880)

Net cash used in financing activities from continuing operations	(16,782)	(1,688)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(16,782)	(1,688)

EFFECT OF CURRENCY TRANSLATION ON CASH	167	1,133
INCREASE IN CASH AND CASH EQUIVALENTS	6,491	34,771
CASH AND CASH EQUIVALENTS, beginning of period	415,037	289,517
CASH AND CASH EQUIVALENTS, end of period	421,528	324,288
Less cash and cash equivalents from discontinued operations	7,654	6,339
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$413,874	$317,949
2018 CASH FLOWS COMPARED TO 2017
Net cash provided by operating activities
Net cash provided by operating activities for the three months ended March 31, 2018 was $33.1 million, as compared to $40.2 million for the same period in 2017. The decrease of $7.1 million in net cash flows from operating activities, as compared to the same period in 2017, is due to additional investment in working capital with increases to accounts receivable, inventory, and accounts payable, offset partially by improved earning from operations.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2018 was $10.0 million, as compared to $4.9 million for the three months ended March 31, 2017. Included in cash used in investing activities for the three months ended March 31, 2018 was $6.1 million used in the acquisition of Trek.

Net cash used in financing activities
Net cash used in financing activities for the three months ended March 31, 2018 was $16.8 million, as compared to $1.7 million for the three months ended March 31, 2017. Included in cash used in financing activities for the three months ended March 31, 2018 was $12.8 million for the repurchase of company stock.
Effect of currency translation on cash
During the three months ended March 31, 2018, currency translation had a $0.2 million favorable impact as compared to a $1.1 million favorable impact during the three months ended March 31, 2017. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the three months ended March 31, 2018 and 2017 are as follows:

		Three Months Ended March 31,
From	To	2018	2017
CAD	USD	(2.7)%	0.8%
CHF	USD	2.3%	1.8%
CNY	USD	3.6%	0.8%
EUR	USD	2.9%	1.5%
GBP	USD	3.9%	1.2%
INR	USD	(1.8)%	4.8%
JPY	USD	6.0%	4.7%
KRW	USD	0.6%	7.9%
SGD	USD	1.9%	3.5%
TWD	USD	2.2%	6.3%
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1. Operation and Summary of Significant Accounting Policies and Estimates to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

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
As of March 31, 2018, our investments consisted of certificates of deposit, with maturities of less than 1 years (see Note 7. Marketable Securities and Assets Measured at Fair Value in Part 1, Item 1 "Unaudited Condensed Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by a negligible amount.

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
See the "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 ("Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Yuval Wasserman, Chief Executive Officer) and Principal Financial Officer (Thomas McGimpsey, Interim Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three months ended March 31, 2018. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Our power products for the semiconductor industry are manufactured in Shenzhen, PRC. Our high voltage products are manufactured in Ronkonkoma, New York, Lockport, New York, Littlehampton, United Kingdom and Shenzhen, PRC. Our thermal instrumentation products that are used in the semiconductor industry are manufactured in Vancouver, Washington and Littlehampton, United Kingdom. Each facility is under operating lease and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities which could result in labor or supply chain risks. Each facility manufactures different products, and therefore, is not interchangeable. Natural, uncontrollable occurrences or other operational issues at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. In particular, for certain higher demand products manufactured out of our Littlehampton, United Kingdom site, we are experiencing longer delivery times and delayed shipments to customers which may continue over the short term. Any potential losses from such occurrences could significantly affect our relationship with customers, operations and results of operations for a prolonged period of time.
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
The nature of our manufacturing is evolving as we continue to grow by acquisition. Historically, our principal manufacturing location has been in Shenzhen, PRC; however, we have also added specialized manufacturing at our Littlehampton, United Kingdom, Ronkonkoma, New York and Lockport, New York facilities. From time to time we may be required to relocate manufacturing or migrate manufacturing of specific products between facilities or to third party manufacturers. We have been notified that we will be required to relocate our Shenzhen, PRC manufacturing facility by July 2020. If we do not successfully coordinate the timely manufacturing and distribution of our products during this time, we may have insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs.
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
Significant developments stemming from recent U.S. government actions and proposals concerning tariffs and other economic proposals could have a material adverse effect on us.
              Recent U.S. government actions and proposals could impose greater restrictions and economic disincentives on international trade, particularly imports.
One recent action was tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce in March 2018. Proposals to date include possible tariffs on goods imported into the United States, particularly from China, that could increase the cost of imported products. One such proposal was an updated tariffs listing issued by the United Stated Trade Representative ("USTR") which proposed an additional 25% duty on certain goods and parts originating in China that are used in our business in the United States. Any increase in the cost of such goods and parts adversely impact our competitiveness. While the final changes in regulation are not known at this time, any final regulation that adds a cost to imported goods and parts could have a material effect on our costs and net income.
Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees would adversely affect sales or hiring and retention, respectively.
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
A significant portion of our operations outside the United States are located in the PRC, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in customs regulations and tariffs, changes in tax policies, changes in PRC laws and regulations, possible expropriation or other PRC government actions, and unsettled political conditions including potential changes in U.S. policy regarding overseas manufacturing. These factors may have a material adverse effect on our operations, business, results of operations, and financial condition. See "We are exposed to risks associated with worldwide financial markets and the global economy" risk factor below.
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
For example, on October 5, 2015, the Organisation for Economic Co-operation and Development (OECD) issued the final report on all 15 Base Erosion and Profit Shifting "BEPS" Action Plans. According to the OECD, the current rules have created opportunities for Base Erosion and Profit Shifting and suggest new rules whereby profits are taxed where economic activities take place and value is created. OECD comments include new or reinforced international standards as well as concrete measures to help countries tackle BEPS. Among the highlights of the OECD Final Reports are the new transfer pricing approach and reinforced international standards on tax treaties, the setting of minimum standards on harmful tax practices, treaty abuse, country-by-country reporting and dispute resolution, action items requiring national legislation particularly in hybrid mismatches and interest restriction, and analytical reports with recommendations concerning digital economy and multilateral instruments. If countries in which we operate adopt the OECD recommendations as outlined in the BEPS Action Plans, it is uncertain to what extent the changes could impact the Company.
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
Difficulties in obtaining capital and uncertain market conditions may also lead to a reduction of our sales and greater instances of nonpayment. These conditions may similarly affect our key suppliers, which could affect their ability to deliver parts and result in delays for our products. Further, these conditions and uncertainty about future economic conditions could make it challenging for us to forecast our operating results and evaluate the risks that may affect our business, financial condition, and results of operations. As discussed in "Our orders of raw materials, parts, components, and subassemblies are based on demand forecasts," a significant percentage of our expenses are relatively fixed and based, in part, on expectations of future net sales. If a sudden decrease in demand for our products from one or more customers were to occur, the inability to adjust spending quickly enough to compensate for any shortfall would magnify the adverse impact of a shortfall in net sales on our results of operations. Conversely, if market conditions were to unexpectedly improve and demand for our products were to increase suddenly, we might not be able to respond quickly enough, which could have a negative impact on our results of operations and customer relations.
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
Our ten largest customers accounted for 69.6% and 72.2% of our sales for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, sales to Applied Materials, Inc. and Lam Research were $69.9 million and $39.7 million, respectively. During the three months ended March 31, 2017 sales to Applied Materials, Inc., and Lam Research were $54.5 million and $32.0 million, respectively. A significant decline in sales from either or both of these customers, or the Company's inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.
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
Sales to our customers outside the United States were approximately 33.4% and 29.9% of our total sales for the three months ended March 31, 2018 and 2017. The acquisitions of the power controls modules and high and low voltage product lines have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•	our ability to develop and maintain relationships with suppliers and other local businesses;

•	compliance with product safety requirements and standards that are different from those of the United States;

•	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;

•	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $25.7 million in accounts receivable from foreign customers as of March 31, 2018; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
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
Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. In recent years, we have experienced increased warranty costs for our legacy inverter product lines, which is reflected in "Income from discontinued operations, net of income taxes." See Note 4. Discontinued Operations in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
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
Difficulties with our enterprise resource planning ("ERP") system and other parts of our global information technology system could harm our business and results of operation.
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
Our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, including measures to ensure that encryption of users’ data does not hinder law enforcement agencies’ access to that data. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. These legislative and regulatory proposals, if adopted, and such interpretations could, in addition to the possibility of fines, result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (GDPR), coming into application in the European Union ("EU") on May 25, 2018, will apply to all of our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR will create a range of new compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).
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
As of March 31, 2018, we have $54.9 million of goodwill and $33.4 million in intangible assets. We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Value of Shares that May Yet Be Purchased Under the Program (2)
March 1 - March 31, 2018	180,942	$70.47	180,942	$57,256,000
(1) In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension of this program until December 31, 2019. In March 2018, we entered into a Share Repurchase Plan and Agreement to repurchase $50.0 million of our common stock through December 31, 2018 subject to certain pricing conditions. Under this plan, we repurchased $12.8 million shares of our common stock in the open market.

(2) The Company has remaining authority to repurchase up to $57.3 million of our common stock. As of March 31, 2018 the company had a $37.2 million remaining amount to repurchase common stock under the March 2018 Share Repurchase Plan and Agreement. The Company has no open commitments or obligations to repurchase any shares of our common stock with the remaining $20.0 million.

ITEM 6.	EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended March 31, 2018

10.1	Offer Letter to Paul Oldham dated March 26, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed March 29, 2018).

10.2	Form of Executive Change in Control Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed March 29, 2018).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	April 30, 2018	/s/ Thomas McGimpsey
Thomas McGimpsey
Interim Chief Financial Officer, Executive Vice President, General Counsel & Corporate Secretary