Form 10-Q
period 2018-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2018-07-30
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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

As of July 26, 2018 there were 39,113,566 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$432,999	$407,283
Marketable securities	3,146	3,104
Accounts and other receivable, net of allowances of $1,799 and $1,748 respectively	106,302	87,429
Inventories	109,834	78,450
Income taxes receivable	3,290	1,295
Other current assets	7,263	8,129
Current assets from discontinued operations	7,979	9,535
Total current assets	670,813	595,225
Property and equipment, net	24,148	17,795
Deposits and other assets	3,670	3,051
Goodwill	54,256	53,812
Intangible assets, net	32,672	33,499
Deferred income tax assets	38,419	18,841
Non-current assets from discontinued operations	11,080	11,085
TOTAL ASSETS	$835,058	$733,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,028	$48,177
Income taxes payable	14,898	5,365
Accrued payroll and employee benefits	17,206	18,412
Other accrued expenses	21,384	19,913
Customer deposits and other	14,335	6,402
Current liabilities from discontinued operations	6,478	7,850
Total current liabilities	132,329	106,119
Deferred income tax liabilities	6,527	4,556
Uncertain tax positions	19,173	17,031
Long term deferred revenue	31,185	33,402
Other long-term liabilities	37,590	36,282
Non-current liabilities from discontinued operations	12,738	15,277
Total liabilities	239,542	212,667
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 39,240 and 39,604 issued and outstanding, respectively	39	40
Additional paid-in capital	150,647	184,843
Accumulated other comprehensive (loss) income	(1,447)	2,533
Retained earnings	445,771	333,225
Advanced Energy stockholders’ equity	595,010	520,641
Noncontrolling interest	506	—
Total stockholders’ equity	595,516	520,641
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$835,058	$733,308
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales:
Product	$169,235	$143,288	$340,444	$272,115
Services	26,797	22,584	51,205	43,108
Total sales	196,032	165,872	391,649	315,223
Cost of sales:
Product	80,953	66,491	160,759	126,608
Services	13,844	12,240	26,010	22,643
Total cost of sales	94,797	78,731	186,769	149,251
Gross profit	101,235	87,141	204,880	165,972
Operating expenses:
Research and development	19,195	14,610	36,832	27,113
Selling, general and administrative	24,758	23,790	53,406	45,888
Amortization of intangible assets	1,264	974	2,521	1,936
Total operating expenses	45,217	39,374	92,759	74,937
Operating income	56,018	47,767	112,121	91,035
Other income (expense), net	(485)	(83)	(459)	(3,291)
Income from continuing operations, before income taxes	55,533	47,684	111,662	87,744
Provision for income taxes	9,133	1,811	18,892	6,430
Income from continuing operations	46,400	45,873	92,770	81,314
Income from discontinued operations, net of income taxes	5	179	145	2,273
Net income	$46,405	$46,052	$92,915	$83,587
Income from continuing operations attributable to noncontrolling interest	44	—	75	—
Net income attributable to Advanced Energy Industries, Inc.	$46,361	$46,052	$92,840	$83,587

Basic weighted-average common shares outstanding	39,349	39,849	39,484	39,793
Diluted weighted-average common shares outstanding	39,603	40,250	39,807	40,212

Earnings per share:
Continuing operations:
Basic earnings per share	$1.18	$1.15	$2.35	$2.04
Diluted earnings per share	$1.17	$1.14	$2.33	$2.02
Discontinued operations:
Basic earnings per share	$—	$—	$—	$0.06
Diluted earnings per share	$—	$—	$—	$0.06
Net income:
Basic earnings per share	$1.18	$1.16	$2.35	$2.10
Diluted earnings per share	$1.17	$1.14	$2.33	$2.08
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$46,405	$46,052	$92,915	$83,587
Other comprehensive income:
Foreign currency translation	(6,416)	1,498	(3,944)	4,526
Unrealized gain on marketable securities	—	(21)	—	(21)
Minimum benefit retirement liability	132	(138)	(36)	(154)
Comprehensive income	40,121	47,391	88,935	87,938
Comprehensive income attributable to noncontrolling interest	44	—	75	—
Comprehensive income attributable to Advanced Energy Industries, Inc.	$40,077	$47,391	$88,860	$87,938

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,915	$83,587
Income from discontinued operations, net of income taxes	145	2,273
Income from continuing operations, net of income taxes	92,770	81,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,917	4,219
Stock-based compensation expense	6,437	7,254
Provision for deferred income taxes	(96)	—
Loss on foreign exchange hedge	—	3,489
Net loss on disposal of assets	158	65
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	(8,816)	16,045
Inventories	(31,620)	(18,593)
Other current assets	1,739	(2,013)
Accounts payable	8,555	4,596
Other liabilities and accrued expenses	5,029	8,183
Income taxes	7,831	2,054
Net cash provided by operating activities from continuing operations	87,904	106,613
Net cash used in operating activities from discontinued operations	(2,450)	(6,396)
Net cash provided by operating activities	85,454	100,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(91)	(19)
Proceeds from sale of marketable securities	4	723
Restricted cash, related to acquisition	—	(17,732)
Acquisitions, net of cash acquired	(9,072)	—
Purchase of foreign exchange hedge	—	(3,489)
Purchases of property and equipment	(9,426)	(3,408)
Net cash used in investing activities from continuing operations	(18,585)	(23,925)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(18,585)	(23,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(38,059)	—
Net payments related to stock-based award activities	(2,576)	(1,874)
Net cash used in financing activities from continuing operations	(40,635)	(1,874)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(40,635)	(1,874)
EFFECT OF CURRENCY TRANSLATION ON CASH	(1,160)	1,216
INCREASE IN CASH AND CASH EQUIVALENTS	25,074	75,634
CASH AND CASH EQUIVALENTS, beginning of period	415,037	289,517
CASH AND CASH EQUIVALENTS, end of period	440,111	365,151
Less cash and cash equivalents from discontinued operations	7,112	6,214
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$432,999	$358,937
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$114	$—
Cash paid for income taxes	12,216	3,131
Cash received for refunds of income taxes	703	856
Cash held in banks outside the United States	262,064	228,586
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support power conversion products that transform electrical power into various usable forms. Our products enable manufacturing processes that use thin films for various products, such as semiconductor devices, flat panel displays, solar cells, architectural glass, optical coating and decorative and functional coating for consumer products. We also supply thermal instrumentation products for advanced temperature control in the thin film process for these same markets. Our power control modules provide power control solutions for industrial applications where heat treatment and processing are used such as glass manufacturing, metal fabrication and treatment, and material and chemical processing. Our high voltage power supplies and modules are used in applications such as semiconductor ion implantation, scanning electron microscopy, chemical analysis such as mass spectrometry and various applications using X-ray technology and electron guns for both analytical and processing applications. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments and sales of used equipment to companies using our products. As of December 31, 2015, we discontinued the production, engineering, and sales of our solar inverter product line. As such, all solar inverter revenues, costs, assets and liabilities, with the exception of service related activities which we continue to perform, are reported in Discontinued Operations for all periods presented herein. See Note 4. Discontinued Operations.
In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2018, and the results of our operations and cash flows for the three and six months ended June 30, 2018 and 2017.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Advanced Energy has established a cross-functional implementation team to analyze its current portfolio of lease contracts. We are currently in the process of aggregating lease agreements and completing the individual lease analysis in accordance with ASU 2016-02. The implementation team is also responsible for identifiyting and implementing changes to existing business processes, controls, and systems in order to support lease accounting and disclosure under the new standard. Advanced Energy has not yet completed its evaluation and has not yet determined the impact ASU 2016-02 may have on its Consolidated Financial Statements.
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
In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718)", Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. Advanced Energy is currently assessing and has not yet determined the impact ASU 2018-07 may have on its Consolidated Financial Statements.
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
In October 2016, the FASB issued ASU 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory." ASU 2016-16 changes the timing of income tax recognition for an intercompany sale of assets. ASU 2016-16 requires the seller’s tax effects and the buyer’s deferred taxes to be recognized immediately upon the sale instead of deferring accounting for the income tax implications until the assets are sold to a third party or recovered through use.   ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 including interim periods within the year of adoption. We adopted ASU 2016-16 during the first quarter of fiscal year 2018 using the modified retrospective approach and recorded an adjustment to reflect the cumulative-effect of its adoption.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Cumulative-effect of recently adopted accounting pronouncements
The following table reflects the cumulative-effect of the adoption of ASC 606 and ASU 2016-16 using the modified retrospective approach for:

	December 31, 2017	Impact of	Impact of	January 1, 2018
	as reported	ASC 606	ASU 2016-16	as adjusted
Accounts and other receivable, net	$87,429	$8,251	$—	$95,680
Inventories	78,450	(3,561)	—	74,889
Total current assets	595,225	4,690	—	599,915
Deferred income tax assets	18,841	—	17,080	35,921
Total assets	733,308	4,690	17,080	755,078

Income taxes payable	5,365	—	921	6,286
Deferred income tax liabilities	4,556	1,143	—	5,699
Total liabilities	212,667	1,143	921	214,731
Retained earnings	333,225	3,547	16,159	352,931
Total stockholders’ equity	520,641	3,547	16,159	540,347
Total liabilities and stockholders' equity	733,308	4,690	17,080	755,078

NOTE 2.	BUSINESS ACQUISITIONS
Electrostatic Technology and Product Line
In May 2018, Advanced Energy acquired the electrostatic technology and product line from Monroe Electronics, a privately held electronics manufacturer in Lyndonville, New York for $3.0 million in cash.
Trek Holding Co., LTD
In February 2018, Advanced Energy acquired Trek Holding Co., LTD ("Trek"), a privately held company with operations in Tokyo, Japan and Lockport, New York for $11.7 million in cash. Trek has a 95% ownership interest in its U.S. subsidiary which is also its primary operation.
The components of the fair value of the total consideration transferred for our acquisitions are as follows:

	Trek	Electrostatic Product Line
Cash paid for acquisition	$11,723	$3,000
Cash acquired	(5,651)	—
Total fair value of consideration transferred	$6,072	$3,000
The following table summarizes estimated fair values of the assets acquired and liabilities assumed from our acquisitions:

	Trek	Electrostatic Product Line
Assets acquired and liabilities assumed, net	$5,284	$380
Total amortizable intangible assets	788	1,400
Total identifiable net assets	6,072	1,780
Goodwill	—	1,220
Total fair value of consideration transferred	$6,072	$3,000

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

A summary of the intangible assets acquired, amortization method and estimated useful lives are as follows:

	Trek	Electrostatic Product Line	Amortization Method	Useful Life
Technology	$671	$1,200	Straight-line	10
Customer relationships	117	200	Straight-line	10
Total	$788	$1,400
Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. Advanced Energy is in the process of finalizing the assessment of fair value for the assets acquired and liabilities assumed.

NOTE 3.	REVENUE
Adoption of ASC 606, "Revenue from Contract with Customers"
Advanced Energy adopted ASC 606 using the modified retrospective method by recognizing the cumulative effect of the adoption of ASC 606, for all contracts with customers, to the opening balance of equity at January 1, 2018. Therefore, our comparative financial information for the three and six months ended June 30, 2017 has not been adjusted and continues to be reported under ASC Topic 605. The cumulative effect adjustment was based on the timing difference of revenue recognition between ASC Topic 605 and ASC 606 related to our inventory stocking agreements. Under ASC 606, revenue related to our inventory stocking agreements are recognized when inventory is shipped to our customers. Under ASC Topic 605, revenue was recognized when the inventory was consumed by our customers. The tables below show the quantitative impact of ASC 606 on our consolidated financial statements.

	June 30, 2018
			Balances without
			adoption of
	As Reported	Adjustments	ASC 606
Accounts and other receivable, net	$106,302	$(13,889)	$92,413
Inventories	109,834	5,604	115,438
Total current assets	670,813	(8,285)	662,528
TOTAL ASSETS	835,058	(8,285)	826,773

Income taxes payable	14,898	(807)	14,091
Total current liabilities	132,329	(807)	131,522
Deferred income tax liabilities	6,527	(1,143)	5,384
Total liabilities	239,542	(1,950)	237,592

Retained earnings	445,771	(6,335)	439,436
Advanced Energy stockholders’ equity	595,010	(6,335)	588,675
Total stockholders’ equity	595,516	(6,335)	589,181
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	835,058	(8,285)	826,773

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

	Three Months Ended June 30, 2018
			Balances without
			adoption of
	As Reported	Adjustments	ASC 606
Product sales	$169,235	$(4,179)	$165,056
Total sales	196,032	(4,179)	191,853
Product cost of sales	80,953	(1,518)	79,435
Total cost of sales	94,797	(1,518)	93,279
Gross profit	101,235	(2,661)	98,574
Operating income	56,018	(2,661)	53,357
Income from continuing operations, before income taxes	55,533	(2,661)	52,872
Provision for income taxes	9,133	(577)	8,556
Income from continuing operations	46,400	(2,084)	44,316
Net income	46,405	(2,084)	44,321
Net income attributable to Advanced Energy Industries, Inc.	46,361	(2,084)	44,277

	Six Months Ended June 30, 2018
			Balances without
			adoption of
	As Reported	Adjustments	ASC 606
Product sales	$340,444	$(5,639)	$334,805
Total sales	391,649	(5,639)	386,010
Product cost of sales	160,759	(2,044)	158,715
Total cost of sales	186,769	(2,044)	184,725
Gross profit	204,880	(3,595)	201,285
Operating income	112,121	(3,595)	108,526
Income from continuing operations, before income taxes	111,662	(3,595)	108,067
Provision for income taxes	18,892	(807)	18,085
Income from continuing operations	92,770	(2,788)	89,982
Net income	92,915	(2,788)	90,127
Net income attributable to Advanced Energy Industries, Inc.	92,840	(2,788)	90,052

	Six Months Ended June 30, 2018
			Balances without
			adoption of
	As Reported	Adjustments	ASC 606
Net income	$92,915	$(2,788)	$90,127
Income from continuing operations, net of income taxes	$92,770	$(2,788)	$89,982
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	(8,816)	5,639	(3,177)
Inventories	(31,620)	(2,044)	(33,664)
Income taxes	7,831	(807)	7,024
Net cash provided by operating activities from continuing operations	87,904	—	87,904

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Revenue Recognition
We recognize revenue when we have satisfied our performance obligations which typically occurs when control of the products or services have been transferred to our customers. The transaction price is based upon the standalone selling price. In most transactions, we have no obligations to our customers after the date products are shipped, other than pursuant to warranty obligations. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of sales. Support services include warranty and non-warranty repair services, upgrades, and refurbishments on the products we sell. Repairs that are covered under our standard warranty do not generate revenue.
Practical Expedients
We expense incremental costs of obtaining contracts when the amortization period of the costs is less than 1 year. These costs are included in selling, general, and administrative expenses.
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
Services
Our global support services group offers warranty and after-market repair services in the regions in which we operate, providing us with preventive maintenance opportunities. Our customers continue to pursue low cost of ownership of their capital equipment and are increasingly sensitive to the costs of system downtime. They expect that suppliers offer comprehensive local repair service and customer support. To meet these market requirements, we maintain a worldwide support organization comprising of both direct and indirect activities, through partnership with local distributors, primarily in the United States ("U.S."), the People’s Republic of China ("PRC"), Japan, South Korea, Taiwan, Germany, and United Kingdom.
As part of our ongoing service business, we satisfy our service obligations under preventative maintenance contracts and extended warranties which had previously been offered on our discontinued inverter products. Any up-front fees received for extended warranties or maintenance plans are deferred. Revenue under these arrangements is recognized ratably over the underlying terms as we do not have historical information which would allow us to project the estimated service usage pattern at this time. We have deferred revenue related to our extended warranties and service contracts totaling $34.5 million as of June 30, 2018 and $37.5 million as of December 31, 2017.
Disaggregation of Revenue
The following table presents our net sales by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Semiconductor capital market	$127,291	$117,020	$263,301	$221,668
Industrial power capital market	41,944	26,268	77,143	50,447
Global support	26,797	22,584	51,205	43,108
Total	$196,032	$165,872	$391,649	$315,223

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The following table presents our net sales by geographic region:

	Three Months Ended June 30,
	2018		2017
Sales to external customers:
United States	$122,904	62.7%	$114,268	69.0%
Canada	42	—	16	—
North America	122,946	62.7	114,284	69.0

People's Republic of China	12,668	6.5	8,371	5.0
Republic of Korea	15,775	8.0	13,628	8.2
Other Asian countries	17,502	8.9	11,995	7.2
Asia	45,945	23.4	33,994	20.4

Germany	21,663	11.1	14,828	8.9
United Kingdom	1,611	0.8	2,766	1.7
Other European countries	3,867	2.0	—	—
Europe	27,141	13.9	17,594	10.6
Total	$196,032	100.0%	$165,872	100.0%

	Six Months Ended June 30,
	2018		2017
Sales to external customers:
United States	$253,273	64.6%	$218,982	69.5%
Canada	154	—	32	—
North America	253,427	64.6	219,014	69.5

People's Republic of China	22,219	5.7	16,504	5.2
Republic of Korea	31,639	8.1	25,886	8.2
Other Asian countries	31,945	8.2	21,173	6.7
Asia	85,803	22.0	63,563	20.1

Germany	40,948	10.5	26,682	8.5
United Kingdom	3,559	0.9	5,964	1.9
Other European countries	7,912	2.0	—	—
Europe	52,419	13.4	32,646	10.4
Total	$391,649	100.0%	$315,223	100.0%
The following table presents our net sales by extended warranty and service contracts recognized over time and our product and service revenue recognized at a point in time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product and service revenue recognized at point in time	$195,089	$165,002	$389,772	$313,532
Extended warranty and service contracts recognized over time	943	870	1,877	1,691
Total	$196,032	$165,872	$391,649	$315,223

NOTE 4.	DISCONTINUED OPERATIONS
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
The significant items included in "Income from discontinued operations, net of income taxes" are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$—	$—	$—	$—
Cost of sales	(200)	(69)	(88)	(897)
Total operating expense (benefit)	92	(26)	31	(1,146)
Operating income from discontinued operations	108	95	57	2,043
Other income (expense)	(127)	214	(3)	377
Income (loss) from discontinued operations before income taxes	(19)	309	54	2,420
Provision (benefit) for income taxes	(24)	130	(91)	147
Income from discontinued operations, net of income taxes	$5	$179	$145	$2,273
Assets and Liabilities of discontinued operations within the Condensed Consolidated Balance Sheets are comprised of the following:

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$7,112	$7,754
Accounts and other receivables, net	406	1,363
Inventories	461	418
Current assets of discontinued operations	$7,979	$9,535

Other assets	$68	$72
Deferred income tax assets	11,012	11,013
Non-current assets of discontinued operations	$11,080	$11,085

Accounts payable and other accrued expenses	$477	$545
Accrued warranty	6,001	7,305
Current liabilities of discontinued operations	$6,478	$7,850

Accrued warranty	$12,576	$15,112
Other liabilities	162	165
Non-current liabilities of discontinued operations	$12,738	$15,277

NOTE 5.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income from continuing operations, before income taxes	$55,533	$47,684	$111,662	$87,744
Provision for income taxes	9,133	1,811	18,892	6,430
Effective tax rate	16.4%	3.8%	16.9%	7.3%

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

On December 22, 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act (“Tax Act”), which contains several key tax provisions that affected our financial results for 2017, including a one-time mandatory transition tax on our accumulated foreign earnings and the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018, which required a revaluation of our U.S. deferred tax assets and liabilities. The Tax Act also contains several key tax provisions that will affect our financial results for 2018, including reduction of the corporate income tax rate from 35% to 21% and application of the global intangible low-taxed income of foreign subsidiaries (“GILTI tax”), among others.
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
Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2018, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates. Our effective tax rate for the three and six months ended June 30, 2018 was also impacted by the effect of the recently enacted Tax Act, with the benefit from the corporate income tax rate reduction to 21% offset by additional GILTI tax, and entry into additional foreign taxable jurisdictions.
Our effective tax rates differ from the U.S. federal statutory rate of 35% for the three and six months ended June 30, 2017, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates.  Additionally, in accordance with the adoption of ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” in December 2016, the excess tax benefit attributable to stock-based compensation of $3.8 million and $4.2 million, for the three and six months ended June 30, 2017, respectively, was recognized as a component of tax expense.
Our policy is to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. The amount of interest and penalties accrued related to our unrecognized tax benefits for the three and six months ended June 30, 2018 and 2017 was not significant.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income from continuing operations	$46,400	$45,873	$92,770	$81,314
Income from continuing operations attributable to noncontrolling interest	44	—	75	—
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$46,356	$45,873	$92,695	$81,314

Basic weighted-average common shares outstanding	39,349	39,849	39,484	39,793
Assumed exercise of dilutive stock options and restricted stock units	254	401	323	419
Diluted weighted-average common shares outstanding	39,603	40,250	39,807	40,212
Continuing operations:
Basic earnings per share	$1.18	$1.15	$2.35	$2.04
Diluted earnings per share	$1.17	$1.14	$2.33	$2.02

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The following restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock units	6	—	2	1
Stock Buyback
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension of the share repurchase program to December 2019 from its original maturity of March 2018. In May 2018 our Board of Directors approved a $50 million increase in its authorization to repurchase shares of Company common stock under this same program. As of June 30, 2018, we had $82.0 million remaining for the future repurchase of shares of our common stock.
In order to execute the repurchase of shares of our common stock, the company periodically enters into stock repurchase agreements. During the three and six months ended June 30, 2018 and 2017 the company has repurchased the following shares of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amount paid to repurchase shares	$25,309	$—	$38,059	$—
Number of shares repurchased	407	—	588	—
Average repurchase price per share	$62.13	$—	$64.70	$—
There were no shares repurchased from related parties. All shares repurchased were recognized as a reduction to Additional paid-in capital. Repurchased shares were retired and assumed the status of authorized and unissued shares.
Subsequent to June 30, 2018, we repurchased an additional $8.8 million of shares of our common stock in the open market under a Stock Repurchase Plan and Agreement. A total of 148,510 shares of our common stock was repurchased subsequent to June 30, 2018 at an average price of $59.53 per share.

NOTE 7.	MARKETABLE SECURITIES AND ASSETS MEASURED AT FAIR VALUE
Our investments with original maturities of more than three months at the time of purchase and that are intended to be held for no more than 12 months, are considered marketable securities available for sale.
Our marketable securities consist of certificates of deposit as follows:

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$3,143	$3,146	$3,103	$3,104
The maturities of our marketable securities available for sale as of June 30, 2018 are as follows:

	Earliest		Latest
Certificates of deposit	7/28/2018	to	4/30/2019
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of June 30, 2018, we do not believe any of the underlying issuers of our marketable securities are at risk of default.
The following tables present information about our marketable securities measured at fair value, on a recurring basis, as of June 30, 2018 and December 31, 2017. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of June 30, 2018

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

and December 31, 2017.

June 30, 2018	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$3,146	$—	$3,146

December 31, 2017	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$3,104	$—	$3,104
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three and six months ended June 30, 2018.

NOTE 8.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We manage these risks through the use of derivative financial instruments, primarily forward contracts with banks. We did not enter into any new foreign currency exchange forward contracts during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, we entered into foreign currency exchange forward contracts to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one-month periods. We did not have any currency exchange rate contracts outstanding as of June 30, 2018. At December 31, 2017 we had outstanding Euro and Pound Sterling forward contracts.
The notional amount of foreign currency exchange contracts outstanding at December 31, 2017 was $16.3 million and the fair value of these contracts was not significant at December 31, 2017.
During the three and six months ended June 30, 2018 and 2017 the gains and losses recorded related to the foreign currency exchange contracts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency (loss) gain from foreign currency exchange contracts	$—	$(666)	$(750)	$(627)
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

NOTE 9.	ACCOUNTS AND OTHER RECEIVABLE
Accounts and other receivable are recorded at net realizable value. Components of accounts and other receivable, net of reserves, are as follows:

	June 30,	December 31,
	2018	2017
Amounts billed, net	$92,413	$87,429
Unbilled receivables	13,889	—
Total receivables, net	$106,302	$87,429
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
Our inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out (FIFO) basis. Components of inventories, net of reserves, are as follows:

	June 30,	December 31,
	2018	2017
Parts and raw materials	$84,911	$58,567
Work in process	10,219	7,986
Finished goods	14,704	11,897
Total	$109,834	$78,450

NOTE 11.	PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following:

	June 30,	December 31,
	2018	2017
Buildings and land	$1,756	$1,788
Machinery and equipment	38,882	36,579
Computer and communication equipment	25,721	26,819
Furniture and fixtures	1,583	1,568
Vehicles	271	341
Leasehold improvements	15,232	17,286
Construction in process	2,720	802
	86,165	85,183
Less: Accumulated depreciation	(62,017)	(67,388)
Property and equipment, net	$24,148	$17,795
Depreciation expense recorded in continuing operations and included in selling, general and administrative expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation expense	$1,792	$1,258	$3,396	$2,283

NOTE 12.	GOODWILL
The following summarizes the changes in goodwill during the six months ended June 30, 2018:

	Beginning Balance	Additions	Effect of Changes in Exchange Rates	Ending Balance
June 30, 2018	$53,812	$1,220	$(776)	$54,256

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 13.INTANGIBLE ASSETS
Intangible assets consisted of the following as of June 30, 2018 and December 31, 2017:

June 30, 2018	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$29,898	$(12,025)	$17,873
Technology	20,201	(6,428)	13,773
Trademarks and other	2,570	(1,544)	1,026
Total	$52,669	$(19,997)	$32,672

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$30,034	$(10,787)	$19,247
Technology	18,702	(5,559)	13,143
Trademarks and other	2,623	(1,514)	1,109
Total	$51,359	$(17,860)	$33,499
Amortization expense related to intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense	$1,264	$974	$2,521	$1,936
Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2018 (remaining)	$2,506
2019	4,994
2020	4,323
2021	4,222
2022	3,963
Thereafter	12,664
Total	$32,672

NOTE 14.	WARRANTIES
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
Our estimated warranty obligation is included in Other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balances at beginning of period	$2,084	$4,126	$2,312	$2,329
Warranty liabilities acquired	—	—	92	—
Increases to accruals	306	208	484	2,389
Warranty expenditures	(396)	(408)	(902)	(797)
Effect of changes in exchange rates	(13)	7	(5)	12
Balances at end of period	$1,981	$3,933	$1,981	$3,933

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 15.	PENSION LIABILITY
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
The net pension liability is included in Other long-term liabilities in our balance sheet as follows:

	June 30,	December 31,
	2018	2017
Pension liability	$19,247	$19,797
The following table sets forth the components of net periodic pension cost for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$214	$236	$432	$500
Expected return on plan assets	(158)	(126)	(319)	(266)
Amortization of actuarial gains and losses	133	63	269	133
Net periodic pension cost	$189	$173	$382	$367

NOTE 16.	STOCK-BASED COMPENSATION
On May 4, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan ("the 2017 Plan") and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan are now available for issuance under the 2017 Plan. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under the 2017 Plan may be issued as performance-based awards to align compensation awards to the attainment of annual or long-term performance goals. As of June 30, 2018, there were 3.2 million shares reserved and 2.7 million shares available for grant under the 2017 Plan.
Restricted stock units ("RSU’s") are generally granted with a grant date fair value equal to the market price of our stock at the date of grant and with generally a three or four-year vesting schedule or performance-based vesting as determined at the time of grant.
Stock option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant and with either a three or four-year vesting schedule or performance-based vesting as determined at the time of grant. Stock option awards generally have a term of 10 years.
We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense	$1,943	$3,856	$6,437	$7,254

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Changes in the outstanding RSU awards during the three and six months ended June 30, 2018 were as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at beginning of period	336	$59.64	386	$51.06
RSUs granted	65	$61.35	225	$67.00
RSUs vested	(44)	$66.78	(199)	$55.71
RSUs forfeited	(5)	$48.03	(60)	$47.56
RSUs outstanding at end of period	352	$59.25	352	$59.25
Changes in the outstanding stock option awards during the three and six months ended June 30, 2018 were as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Number of Options	Weighted-Average Exercise Price per Share	Number of Options	Weighted-Average Exercise Price per Share
Options outstanding at beginning of period	299	$19.02	317	$18.97
Options exercised	(60)	$13.57	(78)	$14.64
Options expired	(1)	$13.70	(1)	$12.95
Options outstanding at end of period	238	$20.40	238	$20.40

NOTE 17.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of June 30, 2018 is approximately $139.9 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and six months ended June 30, 2018.

NOTE 18.	RELATED PARTY TRANSACTIONS
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three and six months ended June 30, 2018, we engaged in the following transactions with companies related to members of our Board of Directors, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales to related parties	$316	$31	$389	$608
Number of related party customers	1	1	1	1
Our accounts receivable balance from related party customers with outstanding balances as of June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
	2018	2017
Accounts receivable from related parties	$309	$27
Number of related party customers	1	1

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 19.	SIGNIFICANT CUSTOMER INFORMATION
The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	% of Total Sales	2017	% of Total Sales
Applied Materials, Inc.	$67,741	34.6%	$60,163	36.3%
LAM Research	32,764	16.7%	34,944	21.1%

	Six Months Ended June 30,
	2018	% of Total Sales	2017	% of Total Sales
Applied Materials, Inc.	$137,613	35.1%	$115,161	36.5%
LAM Research	72,490	18.5%	68,010	21.6%
The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable as of June 30, 2018 and December 31, 2017:

	June 30,		December 31,
	2018		2017
Applied Materials, Inc.	$40,780	38.4%	$36,755	42.0%
Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar and flat panel display. No other customer accounted for 10% or more of our sales or accounts receivable balances during these periods.

NOTE 20.	CREDIT FACILITY
The Company is party to a Loan Agreement, as amended (the "Loan Agreement") with Bank of America N.A. ("BA") which provides a revolving line of credit of up to $150.0 million subject to certain funding conditions. The Loan Agreement expires in July 28, 2022. Interest on amounts drawn shall be paid quarterly based upon the LIBOR Daily Floating Rate then in effect, plus between one and one-quarter (1.25%) and one and three-quarters (1.75%) percentage points depending on the Funded Debt to EBITDA ratio. As of June 30, 2018, the interest rate was 3.34%. The Loan Agreement also requires the Company to pay the lender on a quarterly basis an unused commitment fee based on credit availability. The obligations under the Loan Agreement are unsecured until the Funded Debt to EBITDA ratio exceeds 2.0 to 1.0, at which time the Company and certain affiliates’ tangible and intangible personal property will be subject to a first priority, perfected lien and security interest in favor of BA pursuant to a Security Agreement. As of June 30, 2018, the Company is in compliance with all covenants required under the Loan Agreement.  At June 30, 2018 our credit availability under the Loan Agreement was $150.0 million. During the three and six months ended June 30, 2018, we had $0.1 million of expenses related to interest and unused line of credit fees.

NOTE 21.	SUBSEQUENT EVENTS
LumaSense Technologies Holdings, Inc.
On July 26, 2018, Advanced Energy entered into an Agreement and Plan of Merger to acquire LumaSense Technologies Holdings, Inc. ("LumaSense") based in Santa Clara, California for a purchase price of $85.0 million in cash. The price is subject to a cash adjustment, plus or minus a working capital adjustment and minus certain closing date indebtedness and unsatisfied transaction costs. This agreement has been approved by both companies Board of Director's, however is subject to review and approval by German competition authorities. LumaSense, a leader in the photonic based measurement and monitoring industry, manufactures products that deliver advanced sensing technology to detect, measure, and analyze process conditions in power-intensive industries including semiconductors, industrial materials processing, energy and environmental applications. This technology enables customers to better control critical parameters of thermal and material processes to achieve predictable, reproduceable and sustainable results and improvements in process efficiency and waste reduction. For the 12 months ended December 31, 2017, LumaSense reported sales of approximately$59.4 million. LumaSense's comprehensive portfolio expands our technology portfolio and line of pyrometry based temperature measurement products in both semiconductor and industrial markets.

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

In February 2018 we acquired Trek Holding Co., LTD ("Trek"), a privately held company with operations in Tokyo, Japan and Lockport, New York. Trek has a 95% ownership interest in its U.S. subsidiary which is also its primary operation. Trek designs, manufactures and sells high-voltage amplifiers, power supplies and generators, high-performance electrostatic measurement instruments and electrostatic discharge (ESD) sensors and monitors to the global marketplace. Trek's standard and custom-OEM products are used in industry and research in aerospace, automotive, electronics, electrostatics, materials, medical, military, nanotechnology, photovoltaic/solar, physics, plasma, semiconductor and test and measurement applications. Trek’s comprehensive portfolio of power supply products strengthen and accelerate Advanced Energy’s growth in high voltage applications.

In May 2018 we acquired the electrostatic technology and product line from Monroe Electronics, Inc. located in Lyndonville, New York. The electrostatic detection and measurement instrumentation is a leader in technology and quality, serving specific areas of testing and ongoing monitoring of ionization systems across a variety of applications. In addition, the non-contact electrostatic voltmeters and field meters complement those of Trek. Production of these electrostatic products has been integrated into Trek's manufacturing facility in nearby Lockport, New York.
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
Results of Continuing Operations
The following tables set forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$196,032	$165,872	$391,649	$315,223
Gross profit	101,235	87,141	204,880	165,972
Operating expenses	45,217	39,374	92,759	74,937
Operating income from continuing operations	56,018	47,767	112,121	91,035
Other income (expense), net	(485)	(83)	(459)	(3,291)
Income from continuing operations before income taxes	55,533	47,684	111,662	87,744
Provision for income taxes	9,133	1,811	18,892	6,430
Income from continuing operations, net of income taxes	$46,400	$45,873	$92,770	$81,314

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	51.6	52.5	52.3	52.7
Operating expenses	23.0	23.7	23.7	23.8
Operating income from continuing operations	28.6	28.8	28.6	28.9
Other income (expense), net	(0.3)	(0.1)	(0.1)	(1.0)
Income from continuing operations before income taxes	28.3	28.7	28.5	27.9
Provision for income taxes	4.6	1.1	4.8	2.0
Income from continuing operations, net of income taxes	23.7%	27.6%	23.7%	25.9%
SALES
The following tables summarize net sales and percentages of net sales, by product line, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change 2018 v. 2017
	2018	2017	Dollar	Percent
Semiconductor capital market	$127,291	$117,020	$10,271	8.8%
Industrial power capital market	41,944	26,268	15,676	59.7%
Global support	26,797	22,584	4,213	18.7%
Total	$196,032	$165,872	$30,160	18.2%

	Six Months Ended June 30,		Change 2018 v. 2017
	2018	2017	Dollar	Percent
Semiconductor capital market	$263,301	$221,668	$41,633	18.8%
Industrial power capital market	77,143	50,447	26,696	52.9%
Global support	51,205	43,108	8,097	18.8%
Total	$391,649	$315,223	$76,426	24.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Semiconductor capital market	64.9%	70.5%	67.2%	70.3%
Industrial power capital market	21.4	15.8	19.7	16.0
Global support	13.7	13.7	13.1	13.7
Total	100.0%	100.0%	100.0%	100.0%
Total Sales
Sales increased $30.2 million, or 18.2%, to $196.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $0.4 million, or 0.2%, as compared to the three months ended March 31, 2018. Sales for the six months ended June 30, 2018 increased $76.4 million, or 24.2%, to $391.6 million from $315.2 million for the six months ended June 30, 2017. The year over year increases are due to demand in the semiconductor market as well as increased sales in the industrial markets we serve. The sequential sales increase is due to increased sales in the industrial markets offsetting a decline in demand in the semiconductor markets we serve. Sales for the three and six months ended June 30, 2018 includes $10.1 million and $18.0 million, respectively, associated with our recently acquired Trek and Excelsys businesses.
Sales in the semiconductor market increased $10.3 million, or 8.8%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased $8.7 million, or 6.4%, as compared to the three months ended March 31, 2018. Semiconductor market sales for the six months ended June 30, 2018 increased $41.6 million, or 18.8%, as compared to the same period in 2017. Our year over year growth in the semiconductor market has been fueled by our leadership in etch applications, specifically related to advanced memory and the transition to 3DNAND, along with advances in logic technology. The sequential sales decrease is due to an overall pause in production and demand for semiconductor capital equipment primarily in Korea related to timing of new technology investment.
Sales in the industrial markets increased $15.7 million, or 59.7%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $6.7 million, or 19.2%, as compared to the three months ended March 31, 2018. For the six months ended June 30, 2018, sales increased $26.7 million, or 52.9%, as compared to the same period in 2017. The thin film and specialty power industrial markets we serve include solar panel, flat panel display, architectural glass, consumer electronics, power control modules, data storage, high voltage and other industrial manufacturing markets. Our customers in these markets are primarily global and regional original equipment manufacturers.
Global service sales increased $4.2 million, or 18.7%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $2.4 million, or 9.8% as compared to the three months ended March 31, 2018. Global service sales for the six months ended June 30, 2018 increased $8.1 million, or 18.8%, as compared to the same period in 2017. Increases in global service sales is due to continued share gains and growth in the installed base as well as timing and mix of projects during the periods.
Backlog
Our backlog was $103.9 million at June 30, 2018 as compared to $131.3 million at December 31, 2017. Backlog remains strong historically but declined primarily due to slowing demand in the semiconductor market.
GROSS PROFIT
For the three months ended June 30, 2018, gross profit increased $14.1 million to $101.2 million as compared to gross profit of $87.1 million for the same period in 2017. Gross profit as a percent of sales for the three months ended June 30, 2018 was 51.6% compared to 52.5% for the same period in 2017. Gross profit for the six months ended June 30, 2018 was $204.9 million, or 52.3% of sales, as compared to gross profit of $166.0 million, or 52.7% of sales, for the same period in 2017. The decrease in gross profit as a percent of revenue is due to higher freight costs, inventory reserves and lower overhead absorption. Gross profit for the three and six months ended June 30, 2018 includes $4.6 million and $8.3 million, respectively, from our recently acquired Trek and Excelsys businesses.
OPERATING EXPENSE
Operating expenses increased $5.8 million to $45.2 million, or 23.0% of sales, for the three months ended June 30, 2018 from $39.4 million, or 23.7% of sales, for the same period in 2017. Operating expenses increased $17.8 million to $92.8 million, or 23.7% of sales, for the six months ended June 30, 2018, from $74.9 million, or 23.8% of sales, for the same period in 2017.
The following tables summarize our operating expenses as a percentage of sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$19,195	$14,610	$36,832	$27,113
Selling, general, and administrative	24,758	23,790	53,406	45,888
Amortization of intangible assets	1,264	974	2,521	1,936
Total operating expenses	$45,217	$39,374	$92,759	$74,937

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	9.8%	8.8%	9.4%	8.6%
Selling, general, and administrative	12.6	14.3	13.7	14.6
Amortization of intangible assets	0.6	0.6	0.6	0.6
Total operating expenses	23.0%	23.7%	23.7%	23.8%
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
Research and development expenses increased $4.6 million to $19.2 million, or 9.8% of sales, for the three months ended June 30, 2018 from $14.6 million, or 8.8% of sales, for the same period in 2017. Research and development expenses increased $9.7 million to $36.8 million, or 9.4% of sales, for the six months ended June 30, 2018 from $27.1 million, or 8.6% of sales, for the same period in 2017. The increase in research and development expense is due to increased headcount and payroll costs and investment in new programs to maintain and increase our technological leadership and provide solutions to our customers' evolving needs. Research and development for the three and six months ended June 30, 2018 includes $0.9 million and $1.5 million, respectively, from our recently acquired Trek and Excelsys businesses.
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
Selling, general and administrative expenses increased $1.0 million to $24.8 million, or 12.6%, of sales for the three months ended June 30, 2018 from $23.8 million, or 14.3% of sales, for the same period in 2017. Selling, general and administrative expenses increased $7.5 million to $53.4 million, or 13.7% of sales, for the six months ended June 30, 2018 from $45.9 million, or 14.6% of sales, for the same period in 2017. The increase in selling, general and administrative expense is primarily driven by increased headcount and payroll, and costs associated with business development. Selling, general and administrative expenses for the three and six months ended June 30, 2018 includes $1.8 million and $3.0 million, respectively, from our recently acquired Trek and Excelsys businesses.

Other Income (Expense), net
Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expense), net was $(0.5) million for the three months ended June 30, 2018, as compared to $(0.1) million for the same period in 2017, with higher interest income partially offsetting foreign exchange losses. Other income (expense), net was $(0.5) million for the six months ended June 30, 2018, as compared to $(3.3) million for the same period in 2017. The loss in 2017 was primarily the cost of a foreign currency exchange rate forward contract that we entered into for a potential offshore acquisition that we decided not to consummate. See Note 8. Derivative Financial Instruments in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
Provision for Income Taxes
We recorded an income tax provision for the three and six months ended June 30, 2018 of $9.1 million and $18.9 million, respectively, compared to $1.8 million and $6.4 million for the same periods in 2017. Effective tax rates were 16.4% and 16.9% for the three and six months ended June 30, 2018, respectively, and 3.8% and 7.3% for the same periods in 2017.
The effective tax rates differ from the U.S. federal statutory rate of 21% and 35% for the 2018 and 2017 periods, respectively, primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates. Our effective tax rate for the three and six months ended June 30, 2018 was also impacted by the effect of the recently enacted 2017 Tax Cuts and Jobs Act (“Tax Act”), with the benefit from the corporate income tax rate reduction to 21% offset by additional global intangible low-taxed income of foreign subsidiaries tax (“GILTI tax”), and entry into additional foreign taxable jurisdictions, among others.
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
Income from discontinued operations, net of income taxes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$—	$—	$—	$—
Cost of sales	(200)	(69)	(88)	(897)
Total operating expense (benefit)	92	(26)	31	(1,146)
Operating income from discontinued operations	108	95	57	2,043
Other income (expense)	(127)	214	(3)	377
Income (loss) from discontinued operations before income taxes	(19)	309	54	2,420
Provision (benefit) for income taxes	(24)	130	(91)	147
Income from discontinued operations, net of income taxes	$5	$179	$145	$2,273

Operating income from discontinued operations for the three and six months ended June 30, 2018 and 2017 reflects the effect of changes in our estimated product warranty liability. Operating income from discontinued operations for the three and six months ended June 30, 2017 reflects the recovery of accounts receivable and the effect of changes in our estimated product warranty liability.
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

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross profit from continuing operations, as reported	$101,235	$87,141	$204,880	$165,972
Adjustments to gross profit:
Stock-based compensation	149	379	500	714
Facility expansion and relocation costs	249	—	249	—
Non-GAAP gross profit from continuing operations	101,633	87,520	205,629	166,686

Operating expenses from continuing operations, as reported	45,217	39,374	92,759	74,937
Adjustments:
Stock-based compensation	(1,794)	(3,477)	(5,937)	(6,540)
Amortization of intangible assets	(1,264)	(974)	(2,521)	(1,936)
Acquisition-related costs	(255)	(150)	(605)	(150)
Facility expansion and relocation costs	(13)	—	(489)	—
Non-GAAP operating expenses from continuing operations	41,891	34,773	83,207	66,311
Non-GAAP operating income from continuing operations	$59,742	$52,747	$122,422	$100,375

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross profit from continuing operations, as reported	51.6%	52.5%	52.3%	52.7%
Adjustments to gross profit:
Stock-based compensation	0.1	0.3	0.1	0.2
Facility expansion and relocation costs	0.1	—	0.1	—
Non-GAAP gross profit from continuing operations	51.8	52.8	52.5	52.9

Operating expenses from continuing operations, as reported	23.1	23.7	23.7	23.8
Adjustments:
Stock-based compensation	(1.1)	(2.0)	(1.6)	(2.1)
Amortization of intangible assets	(0.6)	(0.6)	(0.6)	(0.6)
Acquisition-related costs	(0.1)	(0.1)	(0.2)	—
Facility expansion and relocation costs	—	—	(0.1)	—
Non-GAAP operating expenses from continuing operations	21.3	21.0	21.2	21.1
Non-GAAP operating income from continuing operations	30.5%	31.8%	31.3%	31.8%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income from continuing operations, less noncontrolling interest, net of income taxes	$46,356	$45,873	$92,695	$81,314
Adjustments:
Stock-based compensation	1,943	3,856	6,437	7,254
Amortization of intangible assets	1,264	974	2,521	1,936
Loss on foreign exchange hedge	—	—	—	3,489
Acquisition-related costs	255	150	605	150
Facility expansion and relocation costs	262	—	738	—
Tax Cuts and Jobs Act Impact	—	—	1,853	—
Tax effect of non-GAAP adjustments	(704)	(1,629)	(2,047)	(3,025)
Non-GAAP income from continuing operations, net of income taxes	$49,376	$49,224	$102,802	$91,118
Non-GAAP diluted earnings per share	$1.25	$1.22	$2.58	$2.27
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

At June 30, 2018, we had $436.1 million in cash, cash equivalents, and marketable securities. We believe that our current and available cash levels, available credit facility, as well as our cash generated from future operations, will be adequate to meet anticipated working capital requirements, capital expenditures, contractual obligations and additional acquisitions during the next twelve months. We may, however, seek additional financing from time to time.
In addition to available cash, cash equivalents, and marketable securities, we have an available revolving line of credit ("LOC") with a bank which provides up to $150.0 million subject to certain funding conditions and expiring in July 2022. At June 30, 2018, we had $150.0 million in available funding under the LOC. For more information on the LOC, see "Note 20. Credit Facility" as set forth in Part I Item 1 of this Form 10-Q.
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension to the share repurchase program to December 2019 from its original maturity of March 2018 and in May 2018, approved a $50 million increase in its authorization to repurchase shares of Company common stock under this same program. As of June 30, 2018, we had $82.0 million remaining for the future repurchase of our stock.
In order to execute the repurchase of shares of common stock, the company periodically enters into stock repurchase agreements. During the three and six months ended June 30, 2018 and 2017 the company has repurchased the following shares of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amount paid to repurchase shares	$25,309	$—	$38,059	$—
Number of shares repurchased	407	—	588	—
Average repurchase price per share	$62.13	$—	$64.70	$—
CASH FLOWS
A summary of our cash provided by and (used in) operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities from continuing operations	$87,904	$106,613
Net cash used in operating activities from discontinued operations	(2,450)	(6,396)
Net cash provided by operating activities	85,454	100,217

Net cash used in investing activities from continuing operations	(18,585)	(23,925)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(18,585)	(23,925)

Net cash used in financing activities from continuing operations	(40,635)	(1,874)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(40,635)	(1,874)

EFFECT OF CURRENCY TRANSLATION ON CASH	(1,160)	1,216
INCREASE IN CASH AND CASH EQUIVALENTS	25,074	75,634
CASH AND CASH EQUIVALENTS, beginning of period	415,037	289,517
CASH AND CASH EQUIVALENTS, end of period	440,111	365,151
Less cash and cash equivalents from discontinued operations	7,112	6,214
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$432,999	$358,937

2018 CASH FLOWS COMPARED TO 2017
Net cash provided by operating activities
Net cash provided by operating activities for the six months ended June 30, 2018 was $85.5 million, as compared to $100.2 million for the same period in 2017. The decrease of $14.8 million in net cash flows from operating activities, as compared to the same period in 2017, is due to additional investment in inventory and accounts receivable, offset partially by increased accounts payable and improved earnings from operations.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2018 was $18.6 million, as compared to $23.9 million for the six months ended June 30, 2017. Net cash used in investing activities for the six months ended June 30, 2018 includes $9.1 million used in the acquisition of Trek and the electrostatic technology and product line. Net cash used in investing activities for the six months ended June 30, 2017 includes $17.7 million in restricted cash held under escrow agreements for the acquisition of Excelsys which was completed in July 2017.
Net cash used in financing activities
Net cash used in financing activities for the six months ended June 30, 2018 was $40.6 million, as compared to $1.9 million for the six months ended June 30, 2017. Included in cash used in financing activities for the six months ended June 30, 2018 was $38.1 million for the repurchase of company stock.
Effect of currency translation on cash
During the six months ended June 30, 2018, currency translation had a $1.2 million unfavorable impact as compared to a $1.2 million favorable impact during the six months ended June 30, 2017. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the three months ended June 30, 2018 and 2017 are as follows:

		Six Months Ended June 30,
From	To	2018	2017
CAD	USD	(4.4)%	3.5%
CHF	USD	(1.5)%	6.4%
CNY	USD	(1.7)%	2.5%
EUR	USD	(2.5)%	8.6%
GBP	USD	(2.1)%	5.4%
INR	USD	(6.8)%	5.0%
JPY	USD	1.7%	4.3%
KRW	USD	(4.2)%	5.4%
SGD	USD	(1.9)%	5.0%
TWD	USD	(2.6)%	6.2%
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
As of June 30, 2018, our investments consisted of certificates of deposit, with maturities of less than 1 year (see Note 7. Marketable Securities and Assets Measured at Fair Value in Part 1, Item 1 "Unaudited Condensed Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by an immaterial amount.
Foreign Currency Exchange Rate Risk
We are impacted by changes in foreign currency exchange rates through sales and purchasing transactions when we sell products and purchase materials in currencies different from the currency in which product and manufacturing costs were incurred. Our purchasing and sales activities are primarily denominated in the USD, CNY, EUR, and JPY. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions and labor.
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
From time to time, we enter into foreign currency exchange rate contracts with banks to hedge against changes in foreign currency exchange rates on assets and liabilities expected to be settled at a future date. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. We attempt to mitigate our market risk applicable to foreign currency exchange rate contracts by establishing and monitoring parameters that limit the types and degree of our derivative contract instruments. We enter into these contract instruments for risk management purposes only. We do not enter into or issue derivatives for trading or speculative purposes.
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
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 ("Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Yuval Wasserman, Chief Executive Officer) and Principal Financial Officer (Paul Oldham, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit

Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the six months ended June 30, 2018. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Our power products for the semiconductor industry are manufactured in Shenzhen, PRC. Our high voltage products are manufactured in Ronkonkoma, New York, Lockport, New York, Littlehampton, United Kingdom and Shenzhen, PRC. Our thermal instrumentation products that are used in the semiconductor industry are manufactured in Vancouver, Washington and Littlehampton, United Kingdom. Each facility is under operating lease and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities which could result in labor or supply chain risks. Each facility manufactures different products, and therefore, is not interchangeable. Natural, uncontrollable occurrences or other operational issues at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. In particular, for certain higher demand products manufactured out of our Littlehampton, United Kingdom site, we are experiencing longer delivery times and delayed shipments to customers which may continue over the short term. In addition, we are in the process of transitioning manufacturing from Littlehampton to Shenzhen, which may result in delayed shipments and higher inventory during the transition period. Any potential losses from such occurrences could significantly affect our relationship with customers, operations and results of operations for a prolonged period of time.
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
This reliance involves several risks, including the following:

•	the inability to obtain an adequate supply of required parts, components, or subassemblies;

•	supply shortages, if a sole or limited source provider ceases operations;

•	the need to fund the operating losses of a sole or limited source provider;

•	reduced control over pricing and timing of delivery of raw materials and parts, components, or subassemblies;

•	the need to qualify alternative suppliers;

•	suppliers that may provide parts, components or subassemblies that are defective, contain counterfeit goods or are otherwise misrepresented to us in terms of form, fit or function; and

•	the inability of our suppliers to develop technologically advanced products to support our growth and development of new products.

•	the impact of geopolitical issues or tariffs that could effect the cost and availability of required parts, components, or subassemblies.
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
              Recent U.S. government actions are imposing, and recent proposals could impose, greater restrictions and economic disincentives on international trade, particularly imports.  The U.S. government has adopted changes, and intends to adopt further changes, to trade policy and in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated and is considering the imposition of additional tariffs on certain foreign goods, including steel and aluminum, semiconductor manufacturing equipment and spare parts thereof.
Examples of recent actions are tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce in March 2018 and a 25% tariff on certain products that originate in China announced by the United States Trade Representative (“USTR”) in June 2018.  The USTR also announced in June and July 2018 two proposed supplemental lists of products that will be subject to tariffs if the goods imported into the United States originate in China, which would increase the cost of imported products. These supplemental lists issued by the USTR propose an additional 25% and 10% duty, respectively, on certain semiconductor equipment and parts originating in China that are sold by us or used in our business in the United States. The proposed supplemental lists of products are subject to change, including changes that may arise through the notice and comment period at the USTR. While it is currently unclear if all or any portion of the currently proposed tariffs will be implemented, any increase in the cost of importing such goods and parts could decrease our margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary parts, which could have a material adverse effect on our business results, results of operations, or financial condition.
Changes in U.S. trade policy could result in one or more U.S. trading partners adopting responsive trade policy making it more difficult or costly for us to export our products to those countries.  As indicated above, these measures could also result in increased costs for goods imported into the United States.  This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on goods and services sold. To the extent that trade tariffs and other restrictions imposed by the U.S. increase the price of semiconductor equipment and related parts imported into the U.S., the cost of our materials may be adversely affected and the demand from customers for products and services may be diminished, which could adversely affect our revenues and profitability.
We cannot predict future trade policy, the terms of any renegotiated trade agreements or additional imposed tariffs and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.
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
Our ten largest customers accounted for 66.2% and 72.8% of our sales for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, sales to Applied Materials, Inc. and Lam Research were $137.6 million and $72.5 million, respectively. During the six months ended June 30, 2017 sales to Applied Materials, Inc., and Lam Research were $115.2 million and $68.0 million, respectively. Applies Material, Inc. had a $40.8 million and $36.8 million accounts receiveble balance as of June 30, 2018 and December 30, 2017, respectively. A significant decline in sales from either or both of these customers, or the Company's inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.
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
Sales to our customers outside the United States were approximately 35.3% and 30.5% of our total sales for the six months ended June 30, 2018 and 2017. The acquisitions of the power controls modules and high and low voltage product lines have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•	our ability to develop and maintain relationships with suppliers and other local businesses;

•	compliance with product safety requirements and standards that are different from those of the United States;

•	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;

•	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $21.7 million in accounts receivable from foreign customers as of June 30, 2018; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
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
As of June 30, 2018, we have $54.3 million of goodwill and $32.7 million in intangible assets. We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (thousands)	Approximate Value of Shares that May Yet Be Purchased Under the Program (thousands)
April 1 - April 30, 2018	254	$62.00	254	$41,527
May 1 - May 31, 2018	42	$65.43	42	$88,806
June 1 - June 30, 2018	112	$61.21	112	$81,968
(1) In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension of this program until December 31, 2019. In May, 2018, our Board of Directors approved a $50 million increase in its authorization to repurchase shares of Company common stock under this same program.

ITEM 6.	EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended June 30, 2018

10.1	Offer Letter to Neil Brinker dated May 7, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 9, 2018).

10.2	Form of Executive Change in Control Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 9, 2018).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	July 30, 2018	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer & Executive Vice President