Form 10-Q
period 2018-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2018-10-29
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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

As of October 25, 2018 there were 38,489,055 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$338,673	$407,283
Marketable securities	3,058	3,104
Accounts and other receivable, net of allowances of $2,851 and $1,748 respectively	110,440	87,429
Inventories	110,327	78,450
Income taxes receivable	4,229	1,295
Other current assets	9,777	8,129
Current assets from discontinued operations	8,273	9,535
Total current assets	584,777	595,225
Property and equipment, net	30,174	17,795
Deposits and other assets	5,608	3,051
Goodwill	102,813	53,812
Intangible assets, net	55,071	33,499
Deferred income tax assets	44,112	18,841
Non-current assets from discontinued operations	11,077	11,085
TOTAL ASSETS	$833,632	$733,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,620	$48,177
Income taxes payable	23,620	5,365
Accrued payroll and employee benefits	21,443	18,412
Other accrued expenses	20,248	19,913
Customer deposits and other	7,770	6,402
Current liabilities from discontinued operations	5,895	7,850
Total current liabilities	124,596	106,119
Deferred income tax liabilities	12,763	4,556
Uncertain tax positions	14,104	17,031
Long term deferred revenue	30,216	33,402
Other long-term liabilities	40,811	36,282
Non-current liabilities from discontinued operations	11,567	15,277
Total liabilities	234,057	212,667
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 38,716 and 39,604 issued and outstanding, respectively	39	40
Additional paid-in capital	120,628	184,843
Accumulated other comprehensive (loss) income	(2,155)	2,533
Retained earnings	480,550	333,225
Advanced Energy stockholders’ equity	599,062	520,641
Noncontrolling interest	513	—
Total stockholders’ equity	599,575	520,641
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$833,632	$733,308
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales:
Product	$144,843	$152,363	$485,287	$424,478
Services	28,239	24,212	79,444	67,320
Total sales	173,082	176,575	564,731	491,798
Cost of sales:
Product	73,019	72,146	233,778	198,754
Services	14,524	12,195	40,534	34,838
Total cost of sales	87,543	84,341	274,312	233,592
Gross profit	85,539	92,234	290,419	258,206
Operating expenses:
Research and development	18,451	14,629	55,283	41,742
Selling, general and administrative	25,386	24,692	78,792	70,580
Amortization of intangible assets	1,437	1,240	3,958	3,176
Restructuring expense	403	—	403	—
Total operating expenses	45,677	40,561	138,436	115,498
Operating income	39,862	51,673	151,983	142,708
Other income (expense), net	401	153	(58)	(3,138)
Income from continuing operations, before income taxes	40,263	51,826	151,925	139,570
Provision (benefit) for income taxes	5,106	(31,968)	23,998	(25,538)
Income from continuing operations	35,157	83,794	127,927	165,108
Income (loss) from discontinued operations, net of income taxes	(371)	70	(226)	2,343
Net income	$34,786	$83,864	$127,701	$167,451
Income from continuing operations attributable to noncontrolling interest	7	—	82	—
Net income attributable to Advanced Energy Industries, Inc.	$34,779	$83,864	$127,619	$167,451

Basic weighted-average common shares outstanding	38,970	39,786	39,309	39,787
Diluted weighted-average common shares outstanding	39,195	40,172	39,594	40,207

Earnings per share:
Continuing operations:
Basic earnings per share	$0.90	$2.11	$3.25	$4.15
Diluted earnings per share	$0.90	$2.09	$3.23	$4.11
Discontinued operations:
Basic earnings per share	$(0.01)	$—	$(0.01)	$0.06
Diluted earnings per share	$(0.01)	$—	$(0.01)	$0.06
Net income:
Basic earnings per share	$0.89	$2.11	$3.25	$4.21
Diluted earnings per share	$0.89	$2.09	$3.23	$4.16
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$34,786	$83,864	$127,701	$167,451
Other comprehensive income:
Foreign currency translation	(735)	807	(4,679)	5,333
Unrealized loss on marketable securities	—	(1)	—	(22)
Minimum benefit retirement liability	27	(100)	(9)	(254)
Comprehensive income	34,078	84,570	123,013	172,508
Comprehensive income attributable to noncontrolling interest	7	—	82	—
Comprehensive income attributable to Advanced Energy Industries, Inc.	$34,071	$84,570	$122,931	$172,508

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,701	$167,451
Income (loss) from discontinued operations, net of income taxes	(226)	2,343
Income from continuing operations, net of income taxes	127,927	165,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,488	6,792
Stock-based compensation expense	7,461	10,707
Provision for deferred income taxes	—	(26,185)
Loss on foreign exchange hedge	—	3,489
Net loss on disposal of assets	167	106
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	(6,739)	4,119
Inventories	(22,132)	(15,062)
Other current assets	717	(430)
Accounts payable	(8,553)	(5,725)
Other liabilities and accrued expenses	49	3,763
Income taxes	10,098	(6,375)
Net cash provided by operating activities from continuing operations	118,483	140,307
Net cash used in operating activities from discontinued operations	(4,550)	(7,293)
Net cash provided by operating activities	113,933	133,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(93)	(86)
Proceeds from sale of marketable securities	6	1,883
Acquisitions, net of cash acquired	(93,801)	(17,347)
Purchase of foreign exchange hedge	—	(3,489)
Purchases of property and equipment	(16,586)	(5,646)
Net cash used in investing activities from continuing operations	(110,474)	(24,685)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(110,474)	(24,685)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(69,021)	(24,998)
Net payments related to stock-based award activities	(2,636)	(1,902)
Net cash used in financing activities from continuing operations	(71,657)	(26,900)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(71,657)	(26,900)
EFFECT OF CURRENCY TRANSLATION ON CASH	(722)	1,138
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,920)	82,567
CASH AND CASH EQUIVALENTS, beginning of period	415,037	289,517
CASH AND CASH EQUIVALENTS, end of period	346,117	372,084
Less cash and cash equivalents from discontinued operations	7,444	5,512
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$338,673	$366,572
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$171	$27
Cash paid for income taxes	14,180	4,599
Cash received for refunds of income taxes	734	1,153
Cash held in banks outside the United States	269,276	271,777
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
In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2018, and the results of our operations and cash flows for the three and nine months ended September 30, 2018 and 2017.
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
Advanced Energy has established a cross-functional implementation team to analyze its current portfolio of lease contracts. We are currently in the process of aggregating lease agreements and completing the individual lease analysis in accordance with ASU 2016-02. The implementation team is also responsible for identifying and implementing changes to existing business processes, controls, and systems in order to support lease accounting and disclosure under the new standard. While Advanced Energy has not yet completed its evaluation we anticipate that the adoption of ASU 2016-02 will have a significant impact on our Balance Sheet values for right of use assets and the related lease liabilities, mainly driven by building and facility leases.
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
In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)" ("ASU 2018-14"). ASU 2018-14 eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. Advanced Energy is currently assessing and has not yet determined the impact ASU 2018-14 may have on its Consolidated Financial Statements.
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
LumaSense Technologies Holdings, Inc.
In September 2018, Advanced Energy acquired LumaSense Technologies Holdings, Inc. ("LumaSense"), a privately held company with primary operations in Santa Clara, California, Frankfurt, Germany, and Ballerup, Denmark for a purchase price of $94.9 million in cash, net of working capital adjustments.
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
The components of the fair value of the total consideration transferred for our acquisitions are as follows:

	Trek	Electrostatic Product Line	LumaSense
Cash paid for acquisition, net of working capital adjustments	$11,723	$3,000	$94,910
Cash acquired	(5,651)	—	(10,181)
Total fair value of consideration transferred	$6,072	$3,000	$84,729

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed from our acquisitions:

	Trek	Electrostatic Product Line	LumaSense
Assets acquired and liabilities assumed, net	$5,284	$380	$12,133
Total amortizable intangible assets	788	1,400	24,000
Total identifiable net assets	6,072	1,780	36,133
Goodwill	—	1,220	48,596
Total fair value of consideration transferred	$6,072	$3,000	$84,729
A summary of the intangible assets acquired, amortization method and estimated useful lives are as follows:

	Trek	Electrostatic Product Line	LumaSense	Amortization Method	Useful Life
Technology	$671	$1,200	$16,000	Straight-line	10
Customer relationships	117	200	8,000	Straight-line	10
Total	$788	$1,400	$24,000
Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. Advanced Energy is in the process of finalizing the assessment of fair value for the assets acquired and liabilities assumed.

NOTE 3.	REVENUE
Adoption of ASC 606, "Revenue from Contract with Customers"
Advanced Energy adopted ASC 606 using the modified retrospective method by recognizing the cumulative effect of the adoption of ASC 606, for all contracts with customers, to the opening balance of equity at January 1, 2018. Therefore, our comparative financial information for the three and nine months ended September 30, 2017 has not been adjusted and continues to be reported under ASC Topic 605. The cumulative effect adjustment was based on the timing difference of revenue recognition between ASC Topic 605 and ASC 606 related to our inventory stocking agreements. Under ASC 606, revenue related to our inventory stocking agreements are recognized when inventory is shipped to our customers. Under ASC Topic 605, revenue was recognized when the inventory was consumed by our customers. The tables below show the quantitative impact of ASC 606 on our consolidated financial statements.

	September 30, 2018
			Balances without
			adoption of
	As Reported	Adjustments	ASC 606
Accounts and other receivable, net	$110,440	$(17,343)	$93,097
Inventories	110,327	7,137	117,464
Total current assets	584,777	(10,206)	574,571
TOTAL ASSETS	833,632	(10,206)	823,426

Income taxes payable	23,620	(1,249)	22,371
Total current liabilities	124,596	(1,249)	123,347
Deferred income tax liabilities	12,763	(1,143)	11,620
Total liabilities	234,057	(2,392)	231,665

Retained earnings	480,550	(7,814)	472,736
Advanced Energy stockholders’ equity	599,062	(7,814)	591,248
Total stockholders’ equity	599,575	(7,814)	591,761
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	833,632	(10,206)	823,426

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

	Three Months Ended September 30, 2018
			Balances without
			adoption of
	As Reported	Adjustments	ASC 606
Product sales	$144,843	$(3,454)	$141,389
Total sales	173,082	(3,454)	169,628
Product cost of sales	73,019	(1,533)	71,486
Total cost of sales	87,543	(1,533)	86,010
Gross profit	85,539	(1,921)	83,618
Operating income	39,862	(1,921)	37,941
Income from continuing operations, before income taxes	40,263	(1,921)	38,342
Provision for income taxes	5,106	(442)	4,664
Income from continuing operations	35,157	(1,479)	33,678
Net income	34,786	(1,479)	33,307
Net income attributable to Advanced Energy Industries, Inc.	34,779	(1,479)	33,300

	Nine Months Ended September 30, 2018
			Balances without
			adoption of
	As Reported	Adjustments	ASC 606
Product sales	$485,287	$(9,093)	$476,194
Total sales	564,731	(9,093)	555,638
Product cost of sales	233,778	(3,577)	230,201
Total cost of sales	274,312	(3,577)	270,735
Gross profit	290,419	(5,516)	284,903
Operating income	151,983	(5,516)	146,467
Income from continuing operations, before income taxes	151,925	(5,516)	146,409
Provision (benefit) for income taxes	23,998	(1,249)	22,749
Income from continuing operations	127,927	(4,267)	123,660
Net income	127,701	(4,267)	123,434
Net income attributable to Advanced Energy Industries, Inc.	127,619	(4,267)	123,352

	Nine Months Ended September 30, 2018
			Balances without
			adoption of
	As Reported	Adjustments	ASC 606
Net income	$127,701	$(4,267)	$123,434
Income from continuing operations, net of income taxes	$127,927	$(4,267)	$123,660
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	(6,739)	9,093	2,354
Inventories	(22,132)	(3,577)	(25,709)
Income taxes	10,098	(1,249)	8,849
Net cash provided by operating activities from continuing operations	118,483	—	118,483

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
Nature of goods and services
Products
Advanced Energy provides highly-engineered, mission-critical, precision power conversion, measurement and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform electrical power into various usable forms. Our power conversion products refine, modify and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our products enable thin film manufacturing processes such as plasma enhanced chemical and physical deposition and etch for various semiconductor and industrial products, industrial thermal applications for material and chemical processes, and specialty power for critical industrial technology applications. We also supply thermal instrumentation products for advanced temperature measurement and control in these markets.
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
As part of our ongoing service business, we satisfy our service obligations under preventative maintenance contracts and extended warranties which had previously been offered on our discontinued inverter products. Any up-front fees received for extended warranties or maintenance plans are deferred. Revenue under these arrangements is recognized ratably over the underlying terms as we do not have historical information which would allow us to project the estimated service usage pattern at this time. We have deferred revenue related to our extended warranties and service contracts totaling $33.3 million as of September 30, 2018 and $37.5 million as of December 31, 2017.
Disaggregation of Revenue
The following table presents our net sales by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Semiconductor capital market	$96,360	$116,468	$359,661	$338,136
Industrial technology capital market	48,483	35,895	125,626	86,342
Global support	28,239	24,212	79,444	67,320
Total	$173,082	$176,575	$564,731	$491,798

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The following table presents our net sales by geographic region:

	Three Months Ended September 30,
	2018		2017
Sales to external customers:
United States	$108,239	62.5%	$115,137	65.3%
Canada	76	—	12	—
North America	108,315	62.5	115,149	65.3

People's Republic of China	13,510	7.8	9,944	5.6
Republic of Korea	10,906	6.3	16,922	9.6
Other Asian countries	13,447	7.8	10,477	5.9
Asia	37,863	21.9	37,343	21.1

Germany	20,765	12.0	15,980	9.0
Ireland	4,158	2.4	3,988	2.3
United Kingdom	1,544	0.9	4,115	2.3
Other European countries	437	0.3	—	—
Europe	26,904	15.6	24,083	13.6
Total	$173,082	100.0%	$176,575	100.0%

	Nine Months Ended September 30,
	2018		2017
Sales to external customers:
United States	$361,512	64.2%	$334,118	68.0%
Canada	230	—	45	—
North America	361,742	64.2	334,163	68.0

People's Republic of China	35,729	6.3	26,447	5.4
Republic of Korea	42,545	7.5	42,809	8.7
Other Asian countries	45,392	8.0	31,650	6.4
Asia	123,666	21.8	100,906	20.5

Germany	61,713	10.9	42,662	8.7
Ireland	12,070	2.1	3,988	0.8
United Kingdom	5,103	0.9	10,079	2.0
Other European countries	437	0.1	—	—
Europe	79,323	14.0	56,729	11.5
Total	$564,731	100.0%	$491,798	100.0%
The following table presents our net sales by extended warranty and service contracts recognized over time and our product and service revenue recognized at a point in time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product and service revenue recognized at point in time	$171,806	$175,668	$561,578	$489,200
Extended warranty and service contracts recognized over time	1,276	907	3,153	2,598
Total	$173,082	$176,575	$564,731	$491,798

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 4.	DISCONTINUED OPERATIONS
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
The significant items included in "Income from discontinued operations, net of income taxes" are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$—	$—	$—	$—
Cost of sales	—	944	(88)	47
Total operating expense (benefit)	—	(441)	31	(1,587)
Operating income (loss) from discontinued operations	—	(503)	57	1,540
Other income (expense)	(258)	(86)	(261)	291
Income (loss) from discontinued operations before income taxes	(258)	(589)	(204)	1,831
Provision (benefit) for income taxes	113	(659)	22	(512)
Income (loss) from discontinued operations, net of income taxes	$(371)	$70	$(226)	$2,343
Assets and Liabilities of discontinued operations within the Condensed Consolidated Balance Sheets are comprised of the following:

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$7,444	$7,754
Accounts and other receivables, net	415	1,363
Inventories	414	418
Current assets of discontinued operations	$8,273	$9,535

Other assets	$64	$72
Deferred income tax assets	11,013	11,013
Non-current assets of discontinued operations	$11,077	$11,085

Accounts payable and other accrued expenses	$468	$545
Accrued warranty	5,427	7,305
Current liabilities of discontinued operations	$5,895	$7,850

Accrued warranty	$11,405	$15,112
Other liabilities	162	165
Non-current liabilities of discontinued operations	$11,567	$15,277

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 5.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from continuing operations, before income taxes	$40,263	$51,826	$151,925	$139,570
Provision (benefit) for income taxes	5,106	(31,968)	23,998	(25,538)
Effective tax rate	12.7%	(61.7)%	15.8%	(18.3)%
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
Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2018, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates. Our effective tax rate for the three and nine months ended September 30, 2018 was also impacted by the effect of the recently enacted Tax Act, with the benefit from the corporate income tax rate reduction to 21% offset by additional GILTI tax. Finally, the Company changed its indefinite reinvestment assertion during the third quarter of 2018, but the associated tax expense for this discrete event was offset by the discrete recognition of tax benefits resulting from the lapse of statute of limitations on certain income tax reserves.
Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to Accounting Standard Codification Topic No. 740-30, “Income Taxes - Other Considerations or Special Areas,” undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income tax recognition. Prior to the third quarter of 2018, we asserted that the undistributed earnings of all our foreign subsidiaries were permanently reinvested.
In the third quarter of 2018, following a review of our operations, liquidity and funding, tax implications of cash repatriation, and investment opportunities, we determined that the ability to access certain amounts of foreign earnings would provide greater investment returns, treasury controls, and other working capital needs. Accordingly, in the third quarter of 2018, we withdrew the permanent reinvestment assertion on $487.4 million of earnings generated by our operations through December 2017. Resulting from this change in permanent reinvestment assertion, the Company recorded a deferred tax liability of $2.4 million related to withholding and state income taxes.
There is no certainty as to the timing of when such foreign earnings will be distributed to the United States in whole or in part.
We have not provided for U.S. federal or foreign income taxes on $106.1 million of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2017. The $106.1 million of undistributed foreign earnings continue to be reinvested in our foreign operations, as we have determined that these earnings are necessary to support our planned ongoing investments in our foreign operations, and as a result, these earnings remain indefinitely reinvested in those operations. In making this decision, we considered cash needs for investing in our existing businesses, currency controls, and the tax cost of cash repatriation.
Our effective tax rates differ from the U.S. federal statutory rate of 35% for the three and nine months ended September 30, 2017, respectively, due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates. In addition, after several attempts by the Company to sell its remaining solar businesses, we elected to liquidate our U.S. solar business during the three months ended September 30, 2017 and have accordingly recognized a tax benefit of $40.2 million for a worthless stock tax deduction.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from continuing operations	$35,157	$83,794	$127,927	$165,108
Income from continuing operations attributable to noncontrolling interest	7	—	82	—
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$35,150	$83,794	$127,845	$165,108

Basic weighted-average common shares outstanding	38,970	39,786	39,309	39,787
Assumed exercise of dilutive stock options and restricted stock units	225	386	285	420
Diluted weighted-average common shares outstanding	39,195	40,172	39,594	40,207
Continuing operations:
Basic earnings per share	$0.90	$2.11	$3.25	$4.15
Diluted earnings per share	$0.90	$2.09	$3.23	$4.11
The following restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock units	1	—	—	1
Stock Buyback
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension of the share repurchase program to December 2019 from its original maturity of March 2018. In May 2018 our Board of Directors approved a $50 million increase in its authorization to repurchase shares of Company common stock under this same program. As of September 30, 2018, we had $51.0 million remaining for the future repurchase of shares of our common stock.
In order to execute the repurchase of shares of our common stock, the company periodically enters into stock repurchase agreements. During the three and nine months ended September 30, 2018 and 2017 the company has repurchased the following shares of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amount paid to repurchase shares	$30,962	$24,983	$69,021	$24,983
Number of shares repurchased	533	351	1,121	351
Average repurchase price per share	$58.12	$71.12	$61.57	$71.12

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

There were no shares repurchased from related parties. All shares repurchased were recognized as a reduction to Additional paid-in capital. Repurchased shares were retired and assumed the status of authorized and unissued shares.
Subsequent to September 30, 2018, we repurchased in the open market an additional 227,344 shares of our common stock for $11.1 million at an average price of $48.84 per share.

NOTE 7.	MARKETABLE SECURITIES AND ASSETS MEASURED AT FAIR VALUE
Our investments with original maturities of more than three months at the time of purchase and that are intended to be held for no more than 12 months, are considered marketable securities available for sale.
Our marketable securities consist of certificates of deposit as follows:

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$3,054	$3,058	$3,103	$3,104
The maturities of our marketable securities available for sale as of September 30, 2018 are as follows:

	Earliest		Latest
Certificates of deposit	10/10/2018	to	7/28/2019
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of September 30, 2018, we do not believe any of the underlying issuers of our marketable securities are at risk of default.
The following tables present information about our marketable securities measured at fair value, on a recurring basis, as of September 30, 2018 and December 31, 2017. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of September 30, 2018 and December 31, 2017.

September 30, 2018	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$3,058	$—	$3,058

December 31, 2017	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$3,104	$—	$3,104
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three and nine months ended September 30, 2018.

NOTE 8.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We manage these risks through the use of derivative financial instruments, primarily forward contracts with banks. We did not enter into any new foreign currency exchange forward contracts during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, we entered into foreign currency exchange forward contracts to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one-month periods. We did not have any currency exchange rate contracts outstanding as of September 30, 2018. At December 31, 2017 we had outstanding Euro and Pound Sterling forward contracts.
The notional amount of foreign currency exchange contracts outstanding at December 31, 2017 was $16.3 million and the fair value of these contracts was not significant at December 31, 2017.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

During the three and nine months ended September 30, 2018 and 2017 the gains and losses recorded related to the foreign currency exchange contracts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency loss from foreign currency exchange contracts	$—	$(469)	$(750)	$(1,096)
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

NOTE 9.	ACCOUNTS AND OTHER RECEIVABLE
Accounts and other receivable are recorded at net realizable value. Components of accounts and other receivable, net of reserves, are as follows:

	September 30,	December 31,
	2018	2017
Amounts billed, net	$93,097	$87,429
Unbilled receivables	17,343	—
Total receivables, net	$110,440	$87,429
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
Our inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out (FIFO) basis. Components of inventories, net of reserves, are as follows:

	September 30,	December 31,
	2018	2017
Parts and raw materials	$81,383	$58,567
Work in process	10,622	7,986
Finished goods	18,322	11,897
Total	$110,327	$78,450

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 11.	PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following:

	September 30,	December 31,
	2018	2017
Buildings and land	$1,753	$1,788
Machinery and equipment	41,891	36,579
Computer and communication equipment	26,542	26,819
Furniture and fixtures	1,751	1,568
Vehicles	280	341
Leasehold improvements	19,579	17,286
Construction in process	1,487	802
	93,283	85,183
Less: Accumulated depreciation	(63,109)	(67,388)
Property and equipment, net	$30,174	$17,795
Depreciation expense recorded in continuing operations and included in selling, general and administrative expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation expense	$2,134	$1,333	$5,530	$3,616

NOTE 12.	GOODWILL
The following summarizes the changes in goodwill during the nine months ended September 30, 2018:

	Beginning Balance	Additions	Effect of Changes in Exchange Rates	Ending Balance
September 30, 2018	$53,812	$49,816	$(815)	$102,813
NOTE 13.INTANGIBLE ASSETS
Intangible assets consisted of the following as of September 30, 2018 and December 31, 2017:

September 30, 2018	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$37,794	$(12,767)	$25,027
Technology	36,111	(7,050)	29,061
Trademarks and other	2,545	(1,562)	983
Total	$76,450	$(21,379)	$55,071

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$30,034	$(10,787)	$19,247
Technology	18,702	(5,559)	13,143
Trademarks and other	2,623	(1,514)	1,109
Total	$51,359	$(17,860)	$33,499

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Amortization expense related to intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense	$1,437	$1,240	$3,958	$3,176

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2018 (remaining)	$2,448
2019	7,374
2020	6,706
2021	6,605
2022	6,344
Thereafter	25,594
Total	$55,071
NOTE 14.RESTRUCTURING COSTS
In September 2018, we recorded a total pre-tax charge of $0.4 million related to employee termination costs. The majority of this charge is expected to be paid in the fourth quarter of 2018.

NOTE 15.	WARRANTIES
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
Our estimated warranty obligation is included in Other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balances at beginning of period	$1,981	$3,933	$2,312	$2,329
Warranty liabilities acquired	213	—	305	—
Increases to accruals	436	333	920	2,722
Warranty expenditures	(590)	(439)	(1,492)	(1,236)
Effect of changes in exchange rates	(2)	6	(7)	18
Balances at end of period	$2,038	$3,833	$2,038	$3,833

NOTE 16.	PENSION LIABILITY
In connection with the acquisition of HiTek Power Group, a privately-held provider of high voltage power solutions, in 2014, we acquired the HiTek Power Limited Pension Scheme (the "HiTek Plan"). The HiTek Plan has been closed to new participants since April 1, 2002 and to additional accruals since April 5, 2005. To measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We are committed to make annual fixed payments of $0.8 million into the HiTek Plan through April 30, 2024, and then $1.8 million from May 1, 2024 through November 30, 2033.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The net pension liability is included in Other long-term liabilities in our balance sheet as follows:

	September 30,	December 31,
	2018	2017
Pension liability	$18,938	$19,797
The following table sets forth the components of net periodic pension cost for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$205	$242	$637	$742
Expected return on plan assets	(151)	(128)	(470)	(394)
Amortization of actuarial gains and losses	64	64	333	197
Net periodic pension cost	$118	$178	$500	$545

NOTE 17.	STOCK-BASED COMPENSATION
On May 4, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan ("the 2017 Plan") and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan are now available for issuance under the 2017 Plan. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under the 2017 Plan may be issued as performance-based awards to align compensation awards to the attainment of annual or long-term performance goals. As of September 30, 2018, there were 3.2 million shares reserved and 2.6 million shares available for grant under the 2017 Plan.
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
We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense	$1,024	$3,453	$7,461	$10,707
Changes in the outstanding RSU awards during the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at beginning of period	352	$59.25	386	$51.06
RSUs granted	18	$33.63	243	$64.60
RSUs vested	(3)	$41.92	(202)	$55.52
RSUs forfeited	(1)	$56.70	(61)	$47.73
RSUs outstanding at end of period	366	$58.16	366	$58.16

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Changes in the outstanding stock option awards during the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number of Options	Weighted-Average Exercise Price per Share	Number of Options	Weighted-Average Exercise Price per Share
Options outstanding at beginning of period	238	$20.40	317	$18.97
Options exercised	(4)	$12.89	(81)	$14.55
Options expired	(1)	$14.02	(3)	$13.48
Options outstanding at end of period	233	$20.57	233	$20.57

NOTE 18.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of September 30, 2018 is approximately $126.8 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and nine months ended September 30, 2018.

NOTE 19.	RELATED PARTY TRANSACTIONS
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three and nine months ended September 30, 2018, we engaged in the following transactions with companies related to members of our Board of Directors, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales to related parties	$—	$648	$389	$1,255
Number of related party customers	—	1	1	1
Our accounts receivable balance from related party customers with outstanding balances as of September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017
Accounts receivable from related parties	$—	$27
Number of related party customers	—	1

NOTE 20.	SIGNIFICANT CUSTOMER INFORMATION
The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	% of Total Sales	2017	% of Total Sales
Applied Materials, Inc.	$60,546	35.0%	$50,078	28.4%
LAM Research	19,878	11.5%	46,315	26.2%

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

	Nine Months Ended September 30,
	2018	% of Total Sales	2017	% of Total Sales
Applied Materials, Inc.	$198,159	35.1%	$165,239	33.6%
LAM Research	92,368	16.4%	114,325	23.2%
The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable as of September 30, 2018 and December 31, 2017:

	September 30,		December 31,
	2018		2017
Applied Materials, Inc.	$42,896	38.8%	$36,755	42.0%
LAM Research	11,707	10.6%	5,421	6.2%
Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar and flat panel display. No other customer accounted for 10% or more of our sales or accounts receivable balances during these periods.

NOTE 21.	CREDIT FACILITY
The Company is party to a Loan Agreement, as amended (the "Loan Agreement") with Bank of America N.A. ("BA") which provides a revolving line of credit of up to $150.0 million subject to certain funding conditions. The Loan Agreement expires in July 28, 2022. Interest on amounts drawn shall be paid quarterly based upon the LIBOR Daily Floating Rate then in effect, plus between one and one-quarter (1.25%) and one and three-quarters (1.75%) percentage points depending on the Funded Debt to EBITDA ratio. As of September 30, 2018, the interest rate was 3.51%. The Loan Agreement also requires the Company to pay the lender on a quarterly basis an unused commitment fee based on credit availability. The obligations under the Loan Agreement are unsecured until the Funded Debt to EBITDA ratio exceeds 2.0 to 1.0, at which time the Company and certain affiliates’ tangible and intangible personal property will be subject to a first priority, perfected lien and security interest in favor of BA pursuant to a Security Agreement. As of September 30, 2018, the Company is in compliance with all covenants required under the Loan Agreement. At September 30, 2018 our credit availability under the Loan Agreement was $150.0 million.
Interest expense related to unused line of credit fees was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unused line of credit fees	$57	$27	$171	$27

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS OVERVIEW
We design, manufacture, sell and support precision power products that transform electrical power into various usable forms. Our power conversion products refine, modify and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our products enable thin film manufacturing processes such as plasma enhanced chemical and physical deposition and etch for various semiconductor and industrial products, industrial thermal applications for material and chemical processes, and specialty power for critical industrial technology applications. We also supply thermal instrumentation products for advanced temperature control in these markets. Our network of global service support centers provides local repair and field service capability in key regions as well as provides upgrades and refurbishment services, and sales of used equipment to businesses that use our products. The markets we serve include:

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

•	Industrial technology capital equipment market - Our industrial technology capital market is comprised of products for Thin Films Industrial Power and Specialty Power applications.

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

The Company saw strong growth, through-out its first and second quarter of 2018 in all the markets we serve. During the third quarter of 2018 we began to see a pause in the semiconductor capital equipment market as the impact of delays in memory expansion by large chipmakers negatively impacted sales. We expect additional declines in our revenue from our semiconductor products in the fourth quarter as equipment OEM's consume current inventory levels and reduce finished goods.
In February 2018, we acquired Trek Holding Co., LTD ("Trek"), a privately held company with operations in Tokyo, Japan and Lockport, New York. Trek has a 95% ownership interest in its U.S. subsidiary which is also its primary operation. Trek designs, manufactures and sells high-voltage amplifiers, power supplies and generators, high-performance electrostatic measurement instruments and electrostatic discharge (ESD) sensors and monitors to the global marketplace. Trek's standard and custom-OEM products are used in industry and research in aerospace, automotive, electronics, electrostatics, materials, medical, military, nanotechnology, photovoltaic/solar, physics, plasma, semiconductor and test and measurement applications. Trek’s comprehensive portfolio of power supply products strengthen and accelerate Advanced Energy’s growth in high voltage applications.
In May 2018, we acquired the electrostatic technology and product line from Monroe Electronics, Inc. located in Lyndonville, New York. The electrostatic detection and measurement instrumentation is a leader in technology and quality, serving specific areas of testing and ongoing monitoring of ionization systems across a variety of applications. In addition, the non-contact electrostatic voltmeters and field meters complement those of Trek. Production of these electrostatic products has been integrated into Trek's manufacturing facility in nearby Lockport, New York.
In September 2018, we acquired LumaSense Technologies Holdings, Inc., a privately held company with primary operations in Santa Clara, California, Frankfurt, Germany, and Ballerup, Denmark. LumaSense designs, manufactures and sells a line of photonic-based measurement and monitoring solutions that are synergistic with the Company's precision power control technologies in both semiconductor and industrial markets allowing customers' the ability to better control critical parameters of thermal and material processes. The acquisition of LumaSense expands our current electrostatic chuck solutions, including high voltage power supply and electrostatic metrology, complements our leading pyrometry solutions with additional fiber optic thermometry for an extended range of semiconductor applications in etch and deposition, provides integrated industrial temperature control and metrology applications for both thin films coating and thermal processing, and adds industrial pyrometry and gas sensing technologies.
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
Results of Continuing Operations
The following tables set forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$173,082	$176,575	$564,731	$491,798
Gross profit	85,539	92,234	290,419	258,206
Operating expenses	45,677	40,561	138,436	115,498
Operating income from continuing operations	39,862	51,673	151,983	142,708
Other income (expense), net	401	153	(58)	(3,138)
Income from continuing operations before income taxes	40,263	51,826	151,925	139,570
Provision (benefit) for income taxes	5,106	(31,968)	23,998	(25,538)
Income from continuing operations, net of income taxes	$35,157	$83,794	$127,927	$165,108

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	49.4	52.2	51.4	52.5
Operating expenses	26.4	23.0	24.5	23.5
Operating income from continuing operations	23.0	29.2	26.9	29.0
Other income (expense), net	0.3	0.1	—	(0.6)
Income from continuing operations before income taxes	23.3	29.3	26.9	28.4
Provision (benefit) for income taxes	3.0	(18.2)	4.2	(5.2)
Income from continuing operations, net of income taxes	20.3%	47.5%	22.7%	33.6%

SALES
The following tables summarize net sales and percentages of net sales, by product line, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change 2018 v. 2017
	2018	2017	Dollar	Percent
Semiconductor capital market	$96,360	$116,468	$(20,108)	(17.3)%
Industrial technology capital market	48,483	35,895	12,588	35.1%
Global support	28,239	24,212	4,027	16.6%
Total	$173,082	$176,575	$(3,493)	(2.0)%

	Nine Months Ended September 30,		Change 2018 v. 2017
	2018	2017	Dollar	Percent
Semiconductor capital market	$359,661	$338,136	$21,525	6.4%
Industrial technology capital market	125,626	86,342	39,284	45.5%
Global support	79,444	67,320	12,124	18.0%
Total	$564,731	$491,798	$72,933	14.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Semiconductor capital market	55.7%	66.0%	63.7%	68.8%
Industrial technology capital market	28.0	20.3	22.2	17.6
Global support	16.3	13.7	14.1	13.6
Total	100.0%	100.0%	100.0%	100.0%
Total Sales
Sales decreased $3.5 million, or 2.0%, to $173.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $72.9 million, or 14.8%, to $564.7 million  for the nine months ended September 30, 2018 from $491.8 million for the nine months ended September 30, 2017. The decrease in third quarter sales is associated with a recent pause in the semiconductor capital equipment market which was partially offset by increased sales in our industrial markets. Sales for the three and nine months ended September 30, 2018 includes $11.3 million and $21.3 million, respectively, associated with our recently acquired LumaSense and Trek businesses.
Sales in the semiconductor market decreased $20.1 million, or 17.3%, for the three months ended September 30, 2018 and increased $21.5 million, or 6.4% for the nine months ended September 30, 2018, as compared to the same periods in 2017. Our year over year growth in the semiconductor market has been fueled by our leadership in etch applications, specifically related to advanced memory and the transition to 3DNAND, along with advances in logic technology. The decrease in sales during the third quarter, as compared to the prior year, is due to an overall pause in production and demand for semiconductor capital equipment and timing of new technology investment.
Sales in the industrial technology markets increased $12.6 million, or 35.1%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $39.3 million, or 45.5% for the nine months ended September 30, 2018, as compared to the same period in 2017. The thin film and specialty power industrial markets we serve include solar panel, flat panel display, architectural glass, consumer electronics, power control modules, data storage, high voltage and other industrial manufacturing markets. Our customers in these markets are primarily global and regional original equipment manufacturers.
Global service sales increased $4.0 million, or 16.6%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased $12.1 million, or 18.0% for the nine months ended September 30, 2018, as compared to the same period in 2017. Increases in global service sales is due to continued share gains and growth in the installed base as well as timing and mix of projects during the periods.
Backlog
Our backlog was $91.5 million at September 30, 2018 as compared to $131.3 million at December 31, 2017. Backlog declined primarily due to slowing demand in the semiconductor market.
GROSS PROFIT
For the three months ended September 30, 2018, gross profit decreased $6.7 million to $85.5 million, or 49.4% of sales, as compared to gross profit of $92.2 million, or 52.2% of sales for the same period in 2017. Gross profit for the nine months ended September 30, 2018 was $290.4 million, or 51.4% of sales, as compared to gross profit of $258.2 million, or 52.5% of sales, for the same period in 2017. The change in gross profit as a percent of revenue is due to product mix, higher freight and customs costs, and lower overhead absorption due to volume declines primarily in our Asia manufacturing facility. Gross profit for the three and nine months ended September 30, 2018 includes $4.8 million and $9.6 million, respectively, from our recently acquired LumaSense and Trek businesses.
OPERATING EXPENSE
Operating expenses increased $5.1 million to $45.7 million, or 26.4% of sales, for the three months ended September 30, 2018 from $40.6 million, or 23.0% of sales, for the same period in 2017. Operating expenses increased $22.9 million to $138.4 million, or 24.5% of sales, for the nine months ended September 30, 2018, from $115.5 million, or 23.5% of sales, for the same period in 2017.
The following tables summarize our operating expenses as a percentage of sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$18,451	$14,629	$55,283	$41,742
Selling, general, and administrative	25,386	24,692	78,792	70,580
Amortization of intangible assets	1,437	1,240	3,958	3,176
Restructuring charges	403	—	403	—
Total operating expenses	$45,677	$40,561	$138,436	$115,498

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	10.7%	8.3%	9.8%	8.5%
Selling, general, and administrative	14.7	14.0	13.9	14.4
Amortization of intangible assets	0.8	0.7	0.7	0.6
Restructuring charges	0.2	—	0.1%	—
Total operating expenses	26.4%	23.0%	24.5%	23.5%
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
Research and development expenses increased $3.8 million to $18.5 million, or 10.7% of sales, for the three months ended September 30, 2018 from $14.6 million, or 8.3% of sales, for the same period in 2017. Research and development expenses increased $13.5 million to $55.3 million, or 9.8% of sales, for the nine months ended September 30, 2018 from $41.7 million, or 8.5% of sales, for the same period in 2017. The increase in research and development expense is due to increased headcount and payroll costs and investment in new programs to maintain and increase our technological leadership and provide solutions to our customers' evolving needs. Research and development for the three and nine months ended September 30, 2018 includes $1.2 million and $1.8 million, respectively, from our recently acquired LumaSense and Trek businesses.
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
Selling, general and administrative expenses increased $0.7 million to $25.4 million, or 14.7%, of sales for the three months ended September 30, 2018 from $24.7 million, or 14.0% of sales, for the same period in 2017. Selling, general and administrative expenses increased $8.2 million to $78.8 million, or 13.9% of sales, for the nine months ended September 30, 2018 from $70.6 million, or 14.4% of sales, for the same period in 2017. The increase in selling, general and administrative expense is primarily driven by increased headcount and payroll, and costs associated with business development. Selling, general and administrative expenses for the three and nine months ended September 30, 2018 includes $2.7 million and $4.4 million, respectively, from our recently acquired Trek and Excelsys businesses.
Restructuring
In September 2018, we recorded a total pre-tax charge of $0.4 million related to employee termination costs. The majority of this charge is expected to be paid in the fourth quarter of 2018. Additionally, during the fourth quarter, we expect to recognize $3.0 - $6.0 million in additional restructuring costs as a result of actions management is putting in place related to optimizing our manufacturing footprint to lower-cost regions, improvements in operating efficiencies and synergies related to our recent acquisitions.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expense), net was $0.4 million for the three months ended September 30, 2018, as compared to $0.2 million for the same period in 2017, with higher interest income partially offsetting foreign exchange losses. Other income (expense), net was $(0.1) million for the nine months ended September 30, 2018, as compared to $(3.1) million for the same period in 2017. The loss in 2017 was primarily the cost of a foreign currency exchange rate forward contract that we entered into for a potential offshore acquisition that we decided not to consummate. See Note 8. Derivative Financial Instruments in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
Provision for Income Taxes
We recorded an income tax provision (benefit) for the three and nine months ended September 30, 2018 of $5.1 million and $24.0 million, respectively, compared to $(32.0) million and $(25.5) million for the same periods in 2017. Effective tax rates were 12.7% and 15.8% for the three and nine months ended September 30, 2018, respectively, and (61.7)% and (18.3)% for the same periods in 2017. The income tax provision for the three months ended September 31, 2018 includes a benefit of $3.4M for the release of a tax reserve, partially offset by a charge of $2.4M associated with planned cash repatriation. The income tax provision in the three months ended September 31, 2017 included a benefit of $40.2 million related to the recognition of the estimated worthless stock deduction for the liquidation of one of our wholly owned solar inverter entities.
The effective tax rates differ from the U.S. federal statutory rate of 21% and 35% for the 2018 and 2017 periods, respectively, primarily due to the benefit of the earnings in foreign jurisdictions which are subject to lower tax rates. Our effective tax rate for the three and nine months ended September 30, 2018 was also impacted by the effect of the recently enacted 2017 Tax Cuts and Jobs Act (“Tax Act”), with the benefit from the corporate income tax rate reduction to 21% offset by additional global intangible low-taxed income of foreign subsidiaries tax (“GILTI tax”), and entry into additional foreign taxable jurisdictions, among others.
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
Income from discontinued operations, net of income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$—	$—	$—	$—
Cost of sales	—	944	(88)	47
Total operating expense (benefit)	—	(441)	31	(1,587)
Operating income (loss) from discontinued operations	—	(503)	57	1,540
Other income (expense)	(258)	(86)	(261)	291
Income (loss) from discontinued operations before income taxes	(258)	(589)	(204)	1,831
Provision (benefit) for income taxes	113	(659)	22	(512)
Income (loss) from discontinued operations, net of income taxes	$(371)	$70	$(226)	$2,343
Operating income from discontinued operations for the three and nine months ended September 30, 2018 and 2017 includes the impacts of changes in our estimated product warranty liability, the recovery of accounts receivable and foreign exchange gain or (losses).
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

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross profit from continuing operations, as reported	$85,539	$92,234	$290,419	$258,206
Adjustments to gross profit:
Stock-based compensation	76	334	576	1,048
Facility transition and relocation costs	725	—	974	—
Acquisition-related costs	158	—	158	—
Non-GAAP gross profit from continuing operations	86,498	92,568	292,127	259,254

Operating expenses from continuing operations, as reported	45,677	40,561	138,436	115,498
Adjustments:
Amortization of intangible assets	(1,437)	(1,240)	(3,958)	(3,176)
Stock-based compensation	(948)	(3,119)	(6,885)	(9,659)
Acquisition-related costs	(705)	—	(1,310)	(150)
Facility expansion and relocation costs	(29)	—	(518)	—
Restructuring charges	(403)	—	(403)	—
Non-GAAP operating expenses from continuing operations	42,155	36,202	125,362	102,513
Non-GAAP operating income from continuing operations	$44,343	$56,366	$166,765	$156,741

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross profit from continuing operations, as reported	49.4%	52.2%	51.4%	52.5%
Adjustments to gross profit:
Stock-based compensation	—	0.2	0.1	0.2
Facility transition and relocation costs	0.5	—	0.2	—
Acquisition-related costs	0.1	—	—	—
Non-GAAP gross profit from continuing operations	50.0	52.4	51.7	52.7

Operating expenses from continuing operations, as reported	26.4	23.0	24.5	23.5
Adjustments:
Amortization of intangible assets	(0.8)	(0.7)	(0.7)	(0.6)
Stock-based compensation	(0.6)	(1.8)	(1.2)	(2.1)
Acquisition-related costs	(0.4)	—	(0.2)	—
Facility expansion and relocation costs	—	—	(0.1)	—
Restructuring charges	(0.2)	—	(0.1)	—
Non-GAAP operating expenses from continuing operations	24.4	20.5	22.2	20.8
Non-GAAP operating income from continuing operations	25.6%	31.9%	29.5%	31.9%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from continuing operations, less noncontrolling interest, net of income taxes	$35,150	$83,794	$127,845	$165,108
Adjustments:
Amortization of intangible assets	1,437	1,240	3,958	3,176
Stock-based compensation	1,024	3,453	7,461	10,707
Acquisition-related costs	863	—	1,468	150
Facility expansion and relocation costs	754	—	1,492	—
Restructuring charges	403	—	403	—
Nonrecurring tax (benefit) expense associated with inverter business	—	(40,194)	—	(40,194)
Loss on foreign exchange hedge	—	—	—	3,489
Incremental expense associated with start-up of the Asia regional headquarters	—	1,133	—	1,133
Tax Cuts and Jobs Act Impact	2,398	—	4,251	—
Tax effect of non-GAAP adjustments	(843)	(1,426)	(2,890)	(4,451)
Non-GAAP income from continuing operations, net of income taxes	$41,186	$48,000	$143,988	$139,118
Non-GAAP diluted earnings per share	$1.05	$1.19	$3.64	$3.46
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
At September 30, 2018, we had $341.7 million in cash, cash equivalents, and marketable securities. We believe that our current and available cash levels, available credit facility, as well as our cash generated from future operations, will be adequate to meet anticipated working capital requirements, capital expenditures, contractual obligations and additional acquisitions during the next twelve months. We may, however, seek additional financing from time to time.
In addition to available cash, cash equivalents, and marketable securities, we have an available revolving line of credit ("LOC") with a bank which provides up to $150.0 million subject to certain funding conditions and expiring in July 2022. At September 30, 2018, we had $150.0 million in available funding under the LOC. For more information on the LOC, see "Note 21. Credit Facility" as set forth in Part I Item 1 of this Form 10-Q.
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension to the share repurchase program to December 2019 from its original maturity of March 2018 and in May 2018, approved a $50 million increase in its authorization to repurchase shares of Company common stock under this same program. As of September 30, 2018, we had $51.0 million remaining for the future repurchase of our stock.

In order to execute the repurchase of shares of common stock, the Company periodically enters into stock repurchase agreements. During the three and nine months ended September 30, 2018 and 2017, the Company has repurchased the following shares of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amount paid to repurchase shares (in thousands)	$30,962	$24,983	$69,021	$24,983
Number of shares repurchased (in thousands)	533	351	1,121	351
Average repurchase price per share	$58.12	$71.12	$61.57	$71.12
CASH FLOWS
A summary of our cash provided by and (used in) operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities from continuing operations	$118,483	$140,307
Net cash used in operating activities from discontinued operations	(4,550)	(7,293)
Net cash provided by operating activities	113,933	133,014

Net cash used in investing activities from continuing operations	(110,474)	(24,685)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(110,474)	(24,685)

Net cash used in financing activities from continuing operations	(71,657)	(26,900)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(71,657)	(26,900)

EFFECT OF CURRENCY TRANSLATION ON CASH	(722)	1,138
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,920)	82,567
CASH AND CASH EQUIVALENTS, beginning of period	415,037	289,517
CASH AND CASH EQUIVALENTS, end of period	346,117	372,084
Less cash and cash equivalents from discontinued operations	7,444	5,512
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$338,673	$366,572
2018 CASH FLOWS COMPARED TO 2017
Net cash provided by operating activities
Net cash provided by operating activities for the nine months ended September 30, 2018 was $113.9 million, as compared to $133.0 million for the same period in 2017. The decrease of $19.1 million in net cash flows from operating activities, as compared to the same period in 2017, is due to decreased earnings and additional investment in inventory and accounts receivable.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2018 was $110.5 million, as compared to $24.7 million for the nine months ended September 30, 2017. Net cash used in investing activities for the nine months ended September 30, 2018 includes $93.8 million used in the acquisition of LumaSense, Trek and the electrostatic technology and product line. Net cash used in investing activities for the nine months ended September 30, 2017 includes $17.3 million for the acquisition of Excelsys.
Net cash used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2018 was $71.7 million, as compared to $26.9 million for the nine months ended September 30, 2017. Included in cash used in financing activities for the nine months ended September 30, 2018 was $69.0 million for the repurchase of company stock compared to $25.0 million for the same period in 2017.
Effect of currency translation on cash
During the nine months ended September 30, 2018, currency translation had a $0.7 million unfavorable impact as compared to a $1.1 million favorable impact during the nine months ended September 30, 2017. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Euro ("EUR"), Pound Sterling ("GBP"), Danish Krone ("DKK"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the three months ended September 30, 2018 and 2017 are as follows:

		Nine Months Ended September 30,
From	To	2018	2017
CAD	USD	(2.7)%	7.8%
CHF	USD	(0.6)%	4.6%
CNY	USD	(5.3)%	4.4%
DKK	USD	(3.3)%	12.2%
EUR	USD	(3.1)%	12.3%
GBP	USD	(3.4)%	8.6%
INR	USD	(12.0)%	4.0%
JPY	USD	(1.0)%	4.0%
KRW	USD	(3.9)%	4.7%
SGD	USD	(2.3)%	6.6%
TWD	USD	(2.5)%	6.5%
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
As of September 30, 2018, our investments consisted of certificates of deposit, with maturities of less than 1 year and money market deposits (see Note 7. Marketable Securities and Assets Measured at Fair Value in Part 1, Item 1 "Unaudited Condensed Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by an immaterial amount.

Foreign Currency Exchange Rate Risk
We are impacted by changes in foreign currency exchange rates through sales and purchasing transactions when we sell products and purchase materials in currencies different from the currency in which product and manufacturing costs were incurred. Our purchasing and sales activities are primarily denominated in USD, CNY, EURO, and JPY. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions and labor.
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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the nine months ended September 30, 2018. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Our power products for the semiconductor industry are manufactured in Shenzhen, PRC. Our high voltage products are manufactured in Ronkonkoma, New York, Lockport, New York, Littlehampton, United Kingdom and Shenzhen, PRC. Our thermal instrumentation products that are used in the semiconductor industry are manufactured in Vancouver, Washington and Littlehampton, United Kingdom. Each facility is under operating lease and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities which could result in labor or supply chain risks. Each facility manufactures different products, and therefore, is not interchangeable. Natural, uncontrollable occurrences or other operational issues at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all.For example, we are in the process of transitioning manufacturing from Littlehampton to Shenzhen, which may result in delayed shipments and higher inventory during the transition period. Any potential losses from such occurrences could significantly affect our relationship with customers, operations and results of operations for a prolonged period of time.
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
The nature of our manufacturing is evolving as we continue to grow by acquisition. Historically, our principal manufacturing location has been in Shenzhen, PRC; however, we have also added specialized manufacturing at our Littlehampton, United Kingdom, Ronkonkoma, New York, Lockport, New York and Santa Clara, California facilities. From time to time we may be required to relocate manufacturing or migrate manufacturing of specific products between facilities or to third party manufacturers. We have been notified that we will be required to relocate our Shenzhen, PRC manufacturing facility by July 2020. If we do not successfully coordinate the timely manufacturing and distribution of our products during this time, we may have insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs.

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
We place orders with many of our suppliers based on our customers’ quarterly forecasts and our annual forecasts. These forecasts are based on our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. For example, in the second quarter of 2018, we began to experience a reduction in our order rate as the Semiconductor market was impacted by delayed investments, resulting in increased inventory. Orders with our suppliers cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. If demand for our products does not continue at current levels, we might not be able to use all of the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain sufficient raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand.
Newly enacted U.S. government tax reform could have a negative impact on the results of future operations.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Tax Act") was enacted which contained substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a transition tax on deemed repatriated earnings of our foreign subsidiaries. With the enactment of the Tax Act, our financial results for 2017 included a mandatory one-time estimated income tax expense of approximately $72.9 million resulting from the transition tax and the revaluation of our U.S. deferred tax assets and liabilities to reflect the recently enacted 21% federal corporate tax rate effective January 1, 2018. In addition, in the third quarter, we updated our assertion regarding APB23 permanent deferral of earnings as a result of the Tax Act resulting in a additional tax expense of $2.4M. These estimates are based on our initial and ongoing analysis of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the Internal Revenue Service about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, these estimates may be adjusted in future periods during 2018.
Significant developments stemming from recent U.S. government actions and proposals concerning tariffs and other economic proposals could have a material adverse effect on us.
              Recent U.S. government actions are imposing greater restrictions and economic disincentives on international trade, particularly imports.  The U.S. government has adopted changes, and intends to adopt further changes, to trade policy and in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated the imposition of additional tariffs on certain foreign goods, including steel and aluminum, semiconductor manufacturing equipment and spare parts thereof.
Examples of recent actions are tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce in March 2018 and a 25% tariff on certain products that originate in China announced by the United States Trade Representative (“USTR”) in June 2018.  The USTR also announced in June and July 2018 two additional supplemental lists of products that are subject to tariffs if the goods imported into the United States originate in China, which would increase the cost of imported products. These supplemental lists issued by the USTR proposed an additional 25% and 10% duty, respectively, on certain semiconductor equipment and parts originating in China that are sold by us or used in our business in the United States. In August, the second list was made effective with a 25% tariff and in September the third list was made effective with a 10% tariff, increasing to 25% in January 2019. Any increase in the cost of importing such goods and parts could decrease our margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary parts, which could have a material adverse effect on our business results, results of operations, or financial condition.
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
For example, on October 5, 2015, the Organization for Economic Co-operation and Development (OECD) issued the final report on all 15 Base Erosion and Profit Shifting "BEPS" Action Plans. According to the OECD, the current rules have created opportunities for Base Erosion and Profit Shifting and suggest new rules whereby profits are taxed where economic activities take place and value is created. OECD comments include new or reinforced international standards as well as concrete measures to help countries tackle BEPS. Among the highlights of the OECD Final Reports are the new transfer pricing approach and reinforced international standards on tax treaties, the setting of minimum standards on harmful tax practices, treaty abuse, country-by-country reporting and dispute resolution, action items requiring national legislation particularly in hybrid mismatches and interest restriction, and analytical reports with recommendations concerning digital economy and multilateral instruments. If countries in which we operate adopt the OECD recommendations as outlined in the BEPS Action Plans, it is uncertain to what extent the changes could impact the Company.
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
Our ten largest customers accounted for 63.8% and 70.2% of our sales for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, sales to Applied Materials, Inc. and Lam Research were $198.2 million and $92.4 million, respectively. During the nine months ended September 30, 2017 sales to Applied Materials, Inc., and Lam Research were $165.2 million and $114.3 million, respectively. Applies Material, Inc. had a $42.9 million and $36.8 million accounts receivable balance as of September 30, 2018 and December 31, 2017, respectively. Lam Research had a $11.7 million and $5.4 million accounts receivable balance as of September 30, 2018 and December 31, 2017, respectively. A significant decline in sales from either or both of these customers, or the Company's inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.
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
Sales to our customers outside the United States were approximately 36.0% and 32.1% of our total sales for the nine months ended September 30, 2018 and 2017. The acquisitions of the power controls modules and high and low voltage product lines have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•	our ability to develop and maintain relationships with suppliers and other local businesses;

•	compliance with product safety requirements and standards that are different from those of the United States;

•	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;

•	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $19.9 million in accounts receivable from foreign customers as of September 30, 2018; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
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
Recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (GDPR), effective in the European Union ("EU") starting on May 25, 2018, applies to all of our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR creates a range of new compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).
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
As of September 30, 2018, we have $102.8 million of goodwill and $55.1 million in intangible assets. We periodically review the estimated useful lives of our goodwill and identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations, and could harm the trading price of our common stock.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (thousands)	Approximate Value of Shares that May Yet Be Purchased Under the Program (thousands)
July 1 - July 31, 2018	175	$59.73	175	$71,511
August 1 - August 31, 2018	198	59.40	198	$59,763
September 1 - September 30, 2018	160	54.76	160	$51,006
Total	533	$58.12	533	$51,006
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
Exhibit Index to Form 10-Q for the Period Ended September 30, 2018

2.1
Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., Eclipse Merger Sub, Inc., LumaSense Technologies Holdings, Inc. and Shareholder Representative Services LLC dated July 26, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26966), filed July 30, 2018). *

10.1	Form of Executive Change In Control and General Severance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 6, 2018).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Advanced Energy Industries, Inc.
undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and
Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	October 29, 2018	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer & Executive Vice President