Form 10-Q
period 2019-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2019-05-06
CIK 927003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission file number: 000-26966
ADVANCED ENERGY INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0846841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1625 Sharp Point Drive, Fort Collins, CO	80525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (970) 221-4670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AEIS	NASDAQ Global Select Market

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

As of May 2, 2019 there were 38,235,782 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.
FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$351,149	$349,301
Marketable securities	2,516	2,470
Accounts and other receivable, net of allowances of $2,115 and $1,856 respectively	102,405	100,442
Inventories	99,070	97,987
Income taxes receivable	1,945	2,220
Other current assets	11,309	10,173
Current assets from discontinued operations	4,872	5,855
Total current assets	573,266	568,448
Property and equipment, net	31,058	31,269
Operating lease right-of-use assets	35,654	—
Deposits and other assets	9,378	6,874
Goodwill	101,306	101,900
Intangible assets, net	52,858	54,910
Deferred income tax assets	47,513	47,099
Non-current assets from discontinued operations	5,917	5,984
TOTAL ASSETS	$856,950	$816,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,028	$39,646
Income taxes payable	12,584	13,258
Accrued payroll and employee benefits	16,528	21,775
Other accrued expenses	21,848	22,999
Customer deposits and other	5,510	7,345
Current portion of operating lease liability	7,298	—
Current liabilities from discontinued operations	4,254	5,286
Total current liabilities	112,050	110,309
Operating lease liability	29,596	—
Deferred income tax liabilities	6,592	6,988
Uncertain tax positions	9,987	14,318
Long term deferred revenue	28,148	29,108
Other long-term liabilities	37,947	37,744
Non-current liabilities from discontinued operations	10,486	10,715
Total liabilities	234,806	209,182
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 38,236 and 38,164 issued and outstanding, respectively	38	38
Additional paid-in capital	98,910	97,418
Accumulated other comprehensive loss	(5,477)	(3,449)
Retained earnings	528,153	512,783
Advanced Energy stockholders’ equity	621,624	606,790
Noncontrolling interest	520	512
Total stockholders’ equity	622,144	607,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$856,950	$816,484

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Sales, net:
Product	$112,112	$171,209
Services	28,631	24,408
Total sales, net	140,743	195,617
Cost of sales:
Product	60,801	79,806
Services	14,202	12,166
Total cost of sales	75,003	91,972
Gross profit	65,740	103,645
Operating expenses:
Research and development	21,289	17,637
Selling, general and administrative	29,014	28,648
Amortization of intangible assets	1,973	1,257
Restructuring expense	1,673	—
Total operating expenses	53,949	47,542
Operating income	11,791	56,103
Other income, net	743	26
Income from continuing operations, before income taxes	12,534	56,129
Provision (benefit) for income taxes	(2,853)	9,759
Income from continuing operations	15,387	46,370
Income (loss) from discontinued operations, net of income taxes	(9)	140
Net income	$15,378	$46,510
Income from continuing operations attributable to noncontrolling interest	8	31
Net income attributable to Advanced Energy Industries, Inc.	$15,370	$46,479

Basic weighted-average common shares outstanding	38,198	39,619
Diluted weighted-average common shares outstanding	38,426	39,995

Earnings per share:
Continuing operations:
Basic earnings per share	$0.40	$1.17
Diluted earnings per share	$0.40	$1.16
Discontinued operations:
Basic earnings per share	$—	$—
Diluted earnings per share	$—	$—
Net income:
Basic earnings per share	$0.40	$1.17
Diluted earnings per share	$0.40	$1.16
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$15,378	$46,510
Other comprehensive income:
Foreign currency translation	(1,975)	2,472
Minimum benefit retirement liability	(53)	(168)
Comprehensive income	13,350	48,814
Comprehensive income attributable to noncontrolling interest	8	31
Comprehensive income attributable to Advanced Energy Industries, Inc.	$13,342	$48,783

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Foreign Currency Translation	Minimum Benefit Retirement Liability	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
Balances, December 31, 2017	39,604	$40	$184,843	$4,695	$(2,162)	$333,225	$—	$520,641
Adoption of new accounting standards	—	—	—	—	—	19,706	—	19,706
Non-controlling interest from acquisition	—	—	—	—	—	—	431	431
Stock issued from equity plans	113	—	(4,127)	—	—	—	—	(4,127)
Stock-based compensation	—	—	4,494	—	—	—	—	4,494
Stock buyback	(181)	—	(12,750)	—	—	—	—	(12,750)
Comprehensive income (loss):
Foreign currency translation	—	—	—	2,472	—	—	—	2,472
Minimum benefit retirement liability	—	—	—	—	(168)	—	—	(168)
Net income	—	—	—	—	—	46,479	31	46,510
Total comprehensive income (loss)	—	—	—	2,472	(168)	46,479	31	48,814
Balances, March 31, 2018	39,536	$40	$172,460	$7,167	$(2,330)	$399,410	$462	$577,209

Balances, December 31, 2018	38,164	$38	$97,418	$(590)	$(2,859)	$512,783	$512	$607,302
Stock issued from equity plans	72	—	(1,707)	—	—	—	—	(1,707)
Stock-based compensation	—	—	3,199	—	—	—	—	3,199
Comprehensive income (loss):
Foreign currency translation	—	—	—	(1,975)	—	—	—	(1,975)
Minimum benefit retirement liability	—	—	—	—	(53)	—	—	(53)
Net income	—	—	—	—	—	15,370	8	15,378
Total comprehensive income (loss)	—	—	—	(1,975)	(53)	15,370	8	13,350
Balances at March 31, 2019	38,236	$38	$98,910	$(2,565)	$(2,912)	$528,153	$520	$622,144

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,378	$46,510
Income (loss) from discontinued operations, net of income taxes	(9)	140
Income from continuing operations, net of income taxes	15,387	46,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,181	2,861
Stock-based compensation expense	3,199	4,494
Provision for deferred income taxes	(649)	—
Net loss on disposal of assets	6	138
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	(2,416)	(17,457)
Inventories	(1,243)	(17,113)
Other assets	(4,295)	364
Accounts payable	4,546	11,932
Other liabilities and accrued expenses	(7,165)	(2,346)
Income taxes	(4,696)	5,642
Net cash provided by operating activities from continuing operations	6,855	34,885
Net cash used in operating activities from discontinued operations	(1,409)	(1,784)
Net cash provided by operating activities	5,446	33,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(6,072)
Purchases of property and equipment	(2,436)	(3,923)
Net cash used in investing activities from continuing operations	(2,436)	(9,995)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(2,436)	(9,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	—	(12,750)
Net payments related to stock-based award activities	(1,707)	(4,032)
Net cash used in financing activities from continuing operations	(1,707)	(16,782)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(1,707)	(16,782)
EFFECT OF CURRENCY TRANSLATION ON CASH	(566)	167
INCREASE IN CASH AND CASH EQUIVALENTS	737	6,491
CASH AND CASH EQUIVALENTS, beginning of period	354,552	415,037
CASH AND CASH EQUIVALENTS, end of period	355,289	421,528
Less cash and cash equivalents from discontinued operations	4,140	7,654
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$351,149	$413,874
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$56	$56
Cash paid for income taxes	2,371	3,404
Cash received for refunds of income taxes	61	95
Cash held in banks outside the United States	174,980	320,753
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1.	BASIS OF PRESENTATION
Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power from the utility and convert it into various types of highly-controllable usable power that is predictable, repeatable and customizable. Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip, chemical and physical deposition, high and low voltage applications such as process control, analytical instrumentation and medical equipment, and in temperature-critical thermal applications such as material and chemical processing. We also supply related instrumentation products for advanced temperature measurement and control, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for multiple industrial markets. Our network of global service support centers provides local repair and field service capability in key regions as well as provide upgrades and refurbishment services, and sales of used equipment to businesses that use our products. As of December 31, 2015, we discontinued our Inverter production, engineering, and sales product line. As such, all Inverter revenues, costs, assets and liabilities are reported in Discontinued Operations for all periods presented herein, and we currently report as a single unit. See Note 4. Discontinued Operations for more information.
In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2019, and the results of our operations and cash flows for the three months ended March 31, 2019 and 2018.
The Unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and other financial information filed with the SEC.
Estimates and Assumptions
The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the significant estimates, assumptions, and judgments when accounting for items and matters such as allowances for doubtful accounts, excess and obsolete inventory, warranty reserves, right-of-use assets and related liabilities, acquisitions, asset valuations, asset life, depreciation, amortization, recoverability of assets, impairments, deferred revenue, stock option and restricted stock grants, taxes, and other provisions are reasonable, based upon information available at the time they are made. Actual results may differ from these estimates, making it possible that a change in these estimates could occur in the near term.
Critical Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 16. Leases for the updated policies related to the implementation of ASU 2016-02, "Leases (Topic 842)."
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
Recently issued accounting pronouncements not yet adopted
In June 2016, The FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326)", Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

within those years, beginning after December 15, 2018. We are currently assessing the impact ASU 2016-13 will have on our Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)" ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for fiscal years ending after December 15, 2019 and shall be applied to all periods presented on a retrospective basis. Early adoption is permitted. We are currently assessing and do not believe ASU 2018-13 will have a significant impact on our fair value measurements disclosure requirements.
In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)" ("ASU 2018-14"). ASU 2018-14 eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other post-retirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and shall be applied to all periods presented on a retrospective basis. Early adoption is permitted. We are currently assessing and do not believe ASU 2018-14 will have a significant impact on our defined benefit plan disclosure requirements.
Recently adopted accounting pronouncements
In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income" to give companies the option to reclassify the income tax effects on items within accumulated other comprehensive income resulting from the Tax Act to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. We adopted ASU 2018-02 during the first quarter of fiscal year 2019 which did not have an impact on our Consolidated Financial Statements.
In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718)", Improvements to Non-employee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. We adopted ASU 2018-07 during the first quarter of fiscal year 2019 which did not have an impact on our Consolidated Financial Statements.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815)", Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). This ASU simplifies certain aspects of hedge accounting and results in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and the interim periods within those fiscal years. We adopted ASU 2017-12 during the first quarter of fiscal year 2019 using the modified retrospective basis. The adoption of the provisions of ASU 2017-12 did not materially impact the company's Consolidated Balance Sheet or Statement of Operations.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within the year of adoption. We adopted ASU 2016-02 using the modified retrospective approach and recorded $38.2 million of operating lease right-of-use assets and $38.4 million of operating lease liabilities as the cumulative-effect in the first quarter of fiscal year 2019. The adoption of ASU 2016-02 did not materially impact the company's Consolidated Statement of Operations or Consolidated Statement of Cash Flows for the period ended March 31, 2019.

NOTE 2.	BUSINESS ACQUISITIONS
LumaSense Technologies Holdings, Inc.
In September 2018, Advanced Energy acquired LumaSense Technologies Holdings, Inc. ("LumaSense"), a privately held company with primary operations in Santa Clara, California, Frankfurt, Germany, and Ballerup, Denmark for a net purchase price of $84.7 million in cash.
The components of the fair value of the total consideration transferred for our acquisition is as follows:

LumaSense
Cash paid for acquisition	$94,946
Cash acquired	(10,262)
Total fair value of consideration transferred	$84,684

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed from our acquisition:

LumaSense
Accounts and other receivable, net	$7,167
Inventories	9,372
Property and equipment	1,353
Goodwill	48,032
Intangible assets	26,000
Deferred income tax assets	8,116
Other assets	5,126
Total assets acquired	105,166
Accounts payable	5,734
Deferred income tax liabilities	7,984
Other liabilities	6,764
Total liabilities assumed	20,482
Total fair value of net assets acquired	$84,684
A summary of the intangible assets acquired, amortization method and estimated useful lives are as follows:

	LumaSense	Amortization Method	Useful Life
Technology	$20,000	Straight-line	10
Customer relationships	6,000	Straight-line	10
Total	$26,000
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
Pro forma results for Advanced Energy Inc. giving effect to the LumaSense Technologies Holdings, Inc. Transaction
The following unaudited pro forma financial information presents the combined results of operations of Advanced Energy Inc. and LumaSense as if the acquisitions had been completed as of the beginning of the prior fiscal year, or January 1, 2018.  The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2018, nor are they indicative of future results.
The unaudited pro forma financial information for the three months ended March 31, 2019 includes Advanced Energy's results, including the post-acquisition results of LumaSense, since September 1, 2018.  The unaudited pro forma financial information for the three months ended March 31, 2018 combines Advanced Energy's results with the pre-acquisition results of LumaSense for that period.
The unaudited pro forma results for the three months ended March 31, 2019 and 2018 are as follows:

	March 31, 2019		March 31, 2018
	As reported	Pro forma	As reported	Pro forma
Total sales	140,743	140,743	195,617	210,465
Net income attributable to Advanced Energy Industries, Inc.	15,370	15,491	46,479	46,310
Earnings per share:
Basic earnings per share	$0.40	$0.41	$1.17	$1.17
Diluted earnings per share	$0.40	$0.40	$1.16	$1.16

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The unaudited pro forma results for all periods presented include adjustments made to account for certain costs and transactions that would have been incurred had the acquisitions been completed as of January 1, 2018. These adjustments including amortization charges for acquired intangible assets, adjustments for acquisition transaction costs and amortization of purchased gross profit. These adjustments are net of any applicable tax impact and were included to arrive at the pro forma results above.
LumaSense’s operating results have been included in the Advanced Energy's operating results for the periods subsequent to the completion of the acquisition on September 1, 2018. LumaSense contributed total sales of $12.0 million and a net income of $0.9 million for the three months ended March 31, 2019.

NOTE 3.	REVENUE
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
Our products are designed to enable new process technologies, improve productivity, and lower the cost of ownership for our customers. We also provide repair and maintenance services for all our products. We principally serve original equipment manufacturers ("OEM") and end customers in the semiconductor, flat panel display, high voltage, solar panel, and other industrial capital equipment markets. Our products are used in diverse markets, applications, and processes including the manufacture of capital equipment for semiconductor device manufacturing, thin film applications for thin film renewables and architectural glass, and for other thin film applications including flat panel displays, and industrial coatings.
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
As part of our ongoing service business, we satisfy our service obligations under preventative maintenance contracts and extended warranties which had previously been offered on our discontinued inverter products. Any up-front fees received for extended warranties or maintenance plans are deferred. Revenue under these arrangements is recognized ratably over the underlying terms as we do not have historical information which would allow us to project the estimated service usage pattern at this time. We have deferred revenue related to our extended warranties and service contracts totaling $32.5 million as of March 31, 2019 and $33.4 million as of December 31, 2018. We are expected to recognize between $0.1 million and $3.5 million per year through 2034.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Disaggregation of Revenue
The following table presents our net sales by product line:

	Three Months Ended March 31,
	2019	2018
Semiconductor capital market	$67,514	$136,010
Industrial technology capital market	44,598	35,199
Global support	28,631	24,408
Total	$140,743	$195,617
The following table presents our net sales by geographic region:

	Three Months Ended March 31,
	2019		2018
Sales to external customers:
United States	$57,875	41.1%	$107,267	54.8%
Other North American countries	631	0.4	630	0.3
North America	58,506	41.5	107,897	55.1

Republic of Korea	13,800	9.8	24,893	12.7
People's Republic of China	15,474	11.0	11,870	6.1
Taiwan	11,621	8.3	7,540	3.9
Singapore	6,105	4.3	13,632	7.0
Other Asian countries	11,435	8.1	8,229	4.2
Asia	58,435	41.5	66,164	33.9

Germany	7,573	5.4	8,261	4.2
Other European countries	15,853	11.3	13,188	6.7
Europe	23,426	16.7	21,449	10.9

Other Countries	376	0.3	107	0.1
Total	$140,743	100.0%	$195,617	100.0%
The following table presents our net sales by extended warranty and service contracts recognized over time and our product and service revenue recognized at a point in time:

	Three Months Ended March 31,
	2019	2018
Product and service revenue recognized at point in time	$139,840	$194,683
Extended warranty and service contracts recognized over time	903	934
Total	$140,743	$195,617

NOTE 4.	DISCONTINUED OPERATIONS
In December 2015, we completed the wind down of engineering, manufacturing and sales of our solar inverter product line (the "inverter business"). Accordingly, the results of our inverter business have been reflected as "Income (loss) from discontinued operations, net of income taxes" on our Consolidated Statements of Operations for all periods presented herein.
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The significant items included in "Income (loss) from discontinued operations, net of income taxes" are as follows:

	Three Months Ended March 31,
	2019	2018
Sales	$—	$—
Cost of sales	—	112
Total operating expense (benefit)	—	(61)
Operating income (loss) from discontinued operations	—	(51)
Other income (expense)	(4)	124
Income (loss) from discontinued operations before income taxes	(4)	73
Provision (benefit) for income taxes	5	(67)
Income (loss) from discontinued operations, net of income taxes	$(9)	$140
Assets and Liabilities of discontinued operations within the Condensed Consolidated Balance Sheets are comprised of the following:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$4,140	$5,251
Other current assets	430	406
Inventories	302	198
Current assets of discontinued operations	$4,872	$5,855

Other assets	$—	$67
Deferred income tax assets	5,917	5,917
Non-current assets of discontinued operations	$5,917	$5,984

Accounts payable and other accrued expenses	$349	$350
Accrued warranty	3,905	4,936
Current liabilities of discontinued operations	$4,254	$5,286

Accrued warranty	$10,344	$10,429
Other liabilities	142	286
Non-current liabilities of discontinued operations	$10,486	$10,715

NOTE 5.	INCOME TAXES
The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended March 31,
	2019	2018
Income from continuing operations, before income taxes	$12,534	$56,129
Provision (benefit) for income taxes	(2,853)	9,759
Effective tax rate	(22.8)%	17.4%
Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended March 31, 2019 and 2018, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by additional GILTI tax in the U.S. The effective tax rate for the first quarter of 2019 was lower than the same period in 2018 primarily due to the release of liabilities for uncertain tax positions in 2019 based on the completion of additional procedures during the quarter to support a change in facts with respect to a specific prior period position.

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Income from continuing operations	$15,387	$46,370
Income from continuing operations attributable to noncontrolling interest	8	31
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$15,379	$46,339

Basic weighted-average common shares outstanding	38,198	39,619
Assumed exercise of dilutive stock options and restricted stock units	228	376
Diluted weighted-average common shares outstanding	38,426	39,995
Continuing operations:
Basic earnings per share	$0.40	$1.17
Diluted earnings per share	$0.40	$1.16
The following restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Restricted stock units	119	2
Stock Buyback
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension of the share repurchase program to December 2019 from its original maturity of March 2018. In May 2018 our Board of Directors approved a $50 million increase in its authorization to repurchase shares of Company common stock under this same program. As of March 31, 2019, we had $24.9 million remaining for the future repurchase of shares of our common stock.
In order to execute the repurchase of shares of our common stock, the company periodically enters into stock repurchase agreements. During the three months ended March 31, 2019 and 2018, the company has repurchased the following shares of common stock:

	Three Months Ended March 31,
	2019	2018
Amount paid to repurchase shares	$—	$12,750
Number of shares repurchased	—	181
Average repurchase price per share	$—	$70.47
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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Our marketable securities consist of certificates of deposit as follows:

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$2,511	$2,516	$2,463	$2,470
The maturities of our marketable securities available for sale as of March 31, 2019 are as follows:

	Earliest		Latest
Certificates of deposit	4/10/2019	to	10/17/2019
The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of March 31, 2019, we do not believe any of the underlying issuers of our marketable securities are at risk of default.
The following tables present information about our marketable securities measured at fair value, on a recurring basis, as of March 31, 2019 and December 31, 2018. The tables indicate the fair value hierarchy of the valuation techniques utilized to determine fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of March 31, 2019 and December 31, 2018.

March 31, 2019	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$2,516	$—	$2,516

December 31, 2018	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$2,470	$—	$2,470
There were no transfers in or out of Level 1, 2, or 3 fair value measurements during the three months ended March 31, 2019.

NOTE 8.	DERIVATIVE FINANCIAL INSTRUMENTS
We are impacted by changes in foreign currency exchange rates. We may manage these risks through the use of derivative financial instruments, primarily forward contracts with banks for one-month periods. These forward contracts manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes. We did not enter into any new foreign currency exchange forward contracts during the three months ended March 31, 2019 and 2018. We did not have any currency exchange rate contracts outstanding as of March 31, 2019 and 2018.
During the three months ended March 31, 2019 and 2018 the gains and losses recorded related to the foreign currency exchange contracts are as follows:

	Three Months Ended March 31,
	2019	2018
Foreign currency loss from foreign currency exchange contracts	$—	$(750)
These gains and losses were offset by corresponding gains and losses on the revaluation of the underlying intercompany debt and both are included as a component of Other income, net, in our Unaudited Condensed Consolidated Statements of Operations.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 9.	ACCOUNTS AND OTHER RECEIVABLE
Accounts and other receivable are recorded at net realizable value. Components of accounts and other receivable, net of reserves, are as follows:

	March 31,	December 31,
	2019	2018
Amounts billed, net	$87,607	$80,709
Unbilled receivables	14,798	19,733
Total receivables, net	$102,405	$100,442
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
Our inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows:

	March 31,	December 31,
	2019	2018
Parts and raw materials	$75,870	$76,647
Work in process	9,286	6,644
Finished goods	13,914	14,696
Total	$99,070	$97,987

NOTE 11.	PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following:

	March 31,	December 31,
	2019	2018
Buildings and land	$1,719	$1,737
Machinery and equipment	42,985	41,330
Computer and communication equipment	24,721	24,051
Furniture and fixtures	3,189	3,203
Vehicles	282	282
Leasehold improvements	20,487	20,593
Construction in process	1,113	867
	94,496	92,063
Less: Accumulated depreciation	(63,438)	(60,794)
Property and equipment, net	$31,058	$31,269
Depreciation expense recorded in continuing operations and included in selling, general and administrative expense is as follows:

	Three Months Ended March 31,
	2019	2018
Depreciation expense	$2,208	$1,604

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 12.	GOODWILL
The following summarizes the changes in goodwill during the three months ended March 31, 2019:

	Beginning Balance	Effect of Changes in Exchange Rates	Ending Balance
March 31, 2019	$101,900	$(594)	$101,306
NOTE 13.INTANGIBLE ASSETS
Intangible assets consisted of the following as of March 31, 2019 and December 31, 2018:

March 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$39,730	$(8,967)	$30,763
Customer relationships	35,416	(14,241)	21,175
Trademarks and other	2,518	(1,598)	920
Total	$77,664	$(24,806)	$52,858

December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$39,879	$(7,927)	$31,952
Customer relationships	35,509	(13,484)	22,025
Trademarks and other	2,501	(1,568)	933
Total	$77,889	$(22,979)	$54,910
Amortization expense related to intangible assets is as follows:

	Three Months Ended March 31,
	2019	2018
Amortization expense	$1,973	$1,257
Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2019 (remaining)	$5,612
2020	6,842
2021	6,743
2022	6,486
2023	6,468
Thereafter	20,707
Total	$52,858
NOTE 14.RESTRUCTURING COSTS
During 2018, we committed to a restructuring plan to optimize our manufacturing footprint and to improve our operating efficiencies and synergies related to our recent acquisitions. The table below summarizes the restructuring charges:

	Three Months Ended March 31, 2019	Cumulative Cost Through March 31, 2019
Severance and related charges	$153	$4,392
Facility relocation and closure charges	1,520	1,520
Total restructuring charges	$1,673	$5,912

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

The following table summarizes our restructuring liabilities at March 31, 2019:

	Balance at December 31, 2018	Cost Incurred and Charged to Expense	Cost Paid or Otherwise Settled	Effect of Changes in Exchange Rates	Balance at March 31, 2019
Total restructuring liabilities	$3,806	$1,673	$(2,360)	$(11)	$3,108
As of December 31, 2018 and March 31, 2019 the accrued restructuring liabilities related primarily to severance and related charges.

NOTE 15.	WARRANTIES
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
Our estimated warranty obligation is included in Other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation are as follows:

	Three Months Ended March 31,
	2019	2018
Balances at beginning of period	$2,084	$2,312
Warranty liabilities acquired	—	92
Increases to accruals	519	178
Warranty expenditures	(345)	(506)
Effect of changes in exchange rates	6	8
Balances at end of period	$2,264	$2,084

NOTE 16.	LEASES
We lease manufacturing and office space under non-cancelable operating leases. Some of these leases contain provisions for landlord funded leasehold improvements which are recorded as right of use assets with related liabilities.  Additionally, several existing operating leases had deferred rent balances under ASC 840 which resulted in adjusted right of use asset balances recorded upon adoption of ASC 842. Most leases include one or more options to renew. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease terms, along with the right-of-use assets ("ROU") and lease liabilities. In many cases, we have lease terms that are less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our ROU assets and lease liabilities.
Our leases do not provide an implicit rate. Accordingly, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. We have a centrally managed treasury function; therefore, based on the applicable lease terms and the current economic environment, we apply a portfolio approach for determining the incremental borrowing rate.
New leases are negotiated and executed to meet business objectives on an on-going basis. During the second fiscal quarter of 2019, we expect to record additional right of use assets and related liabilities for facilities in Metzingen, Germany and Denver, Colorado, USA. The lease in Metzingen commences on April 1, 2019 with a term of 3 years; the right of use asset and liability recorded at commencement will be $1.2 million. The lease in Denver, Colorado is expected to commence in June 2019 with a term of 10 years; the right of use asset and liability recorded at commencement will be $15.7 million.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Maturities of our lease liabilities for all operating leases at March 31, 2019 are as follows:

Year Ending December 31,
2019 (remaining)	$6,003
2020	6,243
2021	5,937
2022	4,273
2023	2,974
Thereafter	17,928
Total lease payments	$43,358
Less: Interest	(6,464)
Present value of lease liabilities	$36,894
The weighted average remaining lease term and discount rate for all of our operating leases were as follows as of March 31, 2019:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating Leases	8.35 years	3.75%

Supplemental cash flow information related to our operating leases was as follows for the period ended March 31, 2019:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$2,891

NOTE 17.	PENSION LIABILITY
In connection with the acquisition of HiTek Power Group and LumaSense, we acquired the HiTek Power Limited Pension Scheme (the "HiTek Plan") and the LumaSense Technologies GmbH pension obligation (the "LumaSense Plan"), respectively. These plans are both closed to new participants. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We are committed to make annual fixed payments of $0.9 million into the HiTek Plan through April 30, 2024, and then $1.8 million from May 1, 2024 through November 30, 2033. We are not currently committed to future payments to the LumaSense Plan.
The net pension liability is included in Other long-term liabilities in our balance sheet as follows:

	March 31,	December 31,
	2019	2018
Pension liability	$19,874	$19,266
The following table sets forth the components of net periodic pension cost for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Interest cost	$199	$218
Expected return on plan assets	(170)	(161)
Amortization of actuarial gains and losses	118	136
Net periodic pension cost	$147	$193

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 18.	STOCK-BASED COMPENSATION
On May 4, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan ("the 2017 Plan") and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan are now available for issuance under the 2017 Plan. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under the 2017 Plan may be issued as performance-based awards to align compensation awards to the attainment of annual or long-term performance goals. As of March 31, 2019, there were 3.1 million shares reserved and 2.3 million shares available for grant under the 2017 Plan.
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
We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense	$3,199	$4,494
Changes in the outstanding RSU awards during the three months ended March 31, 2019 were as follows:

	Three Months Ended March 31, 2019
	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs outstanding at beginning of period	352	$58.17
RSUs granted	331	$51.94
RSUs vested	(96)	$48.14
RSUs forfeited	(10)	$32.19
RSUs outstanding at end of period	577	$56.73
Changes in the outstanding stock option awards during the three months ended March 31, 2019 were as follows:

	Three Months Ended March 31, 2019
	Number of Options	Weighted-Average Exercise Price per Share
Options outstanding at beginning of period	230	$20.73
Options exercised	(9)	$10.50
Options expired	(1)	$7.69
Options outstanding at end of period	220	$21.21

NOTE 19.	COMMITMENTS AND CONTINGENCIES
We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. The obligation as of March 31, 2019 is approximately $99.4 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three months ended March 31, 2019.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

NOTE 20.	RELATED PARTY TRANSACTIONS
Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three months ended March 31, 2019, we engaged in the following transactions with companies related to members of our Board of Directors, as described below:

	Three Months Ended March 31,
	2019	2018
Sales to related parties	$352	$73
Number of related party customers	1	1
Our accounts receivable balance from related party customers with outstanding balances as of March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
	2019	2018
Accounts receivable from related parties	$154	$109
Number of related party customers	1	1

NOTE 21.	SIGNIFICANT CUSTOMER INFORMATION
The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	% of Total Sales	2018	% of Total Sales
Applied Materials, Inc.	$36,290	25.8%	$69,872	35.7%
LAM Research	19,667	14.0%	39,726	20.3%
The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable as of March 31, 2019 and December 31, 2018:

	March 31,		December 31,
	2019		2018
Applied Materials, Inc.	$27,150	26.5%	$34,301	34.2%
LAM Research	11,941	11.7%	12,181	12.1%
Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar and flat panel display. No other customer accounted for 10% or more of our sales or accounts receivable balances during these periods.

NOTE 22.	CREDIT FACILITY
The Company is party to a Loan Agreement, as amended (the "Loan Agreement") with Bank of America N.A. ("BA") which provides a revolving line of credit of up to $150.0 million subject to certain funding conditions. The Loan Agreement expires on July 28, 2022. Interest on amounts drawn shall be paid quarterly based upon the LIBOR Daily Floating Rate then in effect, plus between one and one-quarter (1.25%) and one and three-quarters (1.75%) percentage points depending on the Funded Debt to EBITDA ratio. As of March 31, 2019, the interest rate was 3.75%. The Loan Agreement also requires the Company to pay the lender on a quarterly basis an unused commitment fee based on credit availability. The obligations under the Loan Agreement are unsecured until the Funded Debt to EBITDA ratio exceeds 2.0 to 1.0, at which time the Company and certain affiliates’ tangible and intangible personal property will be subject to a first priority, perfected lien and security interest in favor of BA pursuant to a Security Agreement. As of March 31, 2019, the Company is in compliance with all covenants required under the Loan Agreement. At March 31, 2019 our credit availability under the Loan Agreement was $150.0 million.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands except per share data)

Interest expense related to unused line of credit fees was as follows:

	Three Months Ended March 31,
	2019	2018
Unused line of credit fees	$56	$56

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For additional information regarding factors that may affect our actual financial condition, results of operations and accuracy of our forward-looking statements, see the information under the caption "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to revise or update any forward-looking statements for any reason.
BUSINESS AND MARKET OVERVIEW
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
Following record revenues in the first half of 2018, we began to see a pause in the semiconductor capital equipment market in the second half of 2018 that accelerated through the end of 2018. Investment in semiconductor capital equipment continued to weaken in the first quarter of 2019 as a result of slowing growth in end market demand for semiconductor devices, ongoing digestion of equipment capacity, and inventory reduction in both semiconductor devices and finished good inventory at our customers. It is difficult to determine when or if overall market investment in semiconductor capital equipment will return to 2017 levels.
Industrial Technology Markets
Customers in the industrial capital equipment market incorporate our industrial process power and applied power products into a wide variety of equipment used in applications such as thin films, advanced material fabrication, and analytical instrumentation.
In industrial technology applications, we remain focused on taking our products into new applications and world regions, increasing our penetration into Asia, Europe and North America. In 2018, we made gains across an array of industries. In the first quarter of 2018, we saw strength in solar driven a large shipment to a thin film solar customer and solid growth in our medical and high voltage products. This was offset by weakness in industrial production and consumer related markets including flat panel display and hard coating applications. Our acquisition of LumaSense further expanded our presence in pyrometry and other temperature measurement applications and contributed to both sequential and year over year growth.
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
Results of Continuing Operations
The following tables set forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019		2018
Sales	$140,743	100.0%	$195,617	100.0%
Gross profit	65,740	46.7	103,645	53.0
Operating expenses	53,949	38.3	47,542	24.3
Operating income from continuing operations	11,791	8.4	56,103	28.7
Other income (expense), net	743	0.5	26	—
Income from continuing operations before income taxes	12,534	8.9	56,129	28.7
Provision (benefit) for income taxes	(2,853)	(2.0)	9,759	5.0
Income from continuing operations, net of income taxes	$15,387	10.9%	$46,370	23.7%
SALES
The following tables summarize net sales and percentages of net sales, by product line, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change 2019 v. 2018
	2019	2018	Dollar	Percent
Semiconductor capital market	$67,514	$136,010	$(68,496)	(50.4)%
Industrial technology capital market	44,598	35,199	9,399	26.7%
Global support	28,631	24,408	4,223	17.3%
Total	$140,743	$195,617	$(54,874)	(28.1)%

	Three Months Ended March 31,
	2019	2018
Semiconductor capital market	48.0%	69.5%
Industrial technology capital market	31.7	18.0
Global support	20.3	12.5
Total	100.0%	100.0%
Total Sales
Sales decreased $54.9 million, or 28.1%, to $140.7 million for the three months ended March 31, 2019 as compared to the same period in 2018 and decreased $13.4 million, or 8.7%, as compared to the three months ended December 31, 2018. The decrease in first quarter sales is principally associated with a decreased demand in the semiconductor capital equipment market. Sales for the three months ended March 31, 2019 includes $12.0 million associated with our recently acquired LumaSense business.
Sales in the semiconductor market decreased $68.5 million, or 50.4%, for the three months ended March 31, 2019 as compared to the same period in 2018 and decreased $16.0 million, or 19.1%, as compared to the three months ended December 31,

2018. The decrease in our semiconductor market sales is consistent with the overall market decline, as investment in new fabrication equipment has been delayed and original equipment manufacturers consume inventory.
Sales in the industrial technology markets increased $9.4 million, or 26.7%, for the three months ended March 31, 2019 as compared to the same in period in 2018, predominately due to the addition of LumaSense. Sales increased $3.0 million, or 7.3%, as compared to the three months ended December 31, 2018. The thin film and specialty power industrial markets we serve include solar panel, flat panel display, architectural glass, consumer electronics, power control modules, data storage, high voltage and other industrial manufacturing markets. Our customers in these markets are primarily global and regional original equipment manufacturers.
Global service sales increased $4.2 million, or 17.3%, for the three months ended March 31, 2019 as compared to the same period in 2018 and decreased $0.5 million, or 1.7%, as compared to the three months ended December 31, 2018. The increase in global service sales is due to continued share gains and growth in the installed base. Global service sales are also impacted by the timing and mix of projects during the periods.
Backlog
Our backlog was $61.7 million at March 31, 2019 as compared to $74.7 million at December 31, 2018. Backlog declined primarily due to slowing demand in the semiconductor market.
GROSS PROFIT
For the three months ended March 31, 2019, gross profit decreased $37.9 million to $65.7 million as compared to gross profit of $103.6 million for the same period in 2018 principally due to the reduction in sales volume. Gross profit as a percent of sales decreased to 46.7% for the three months ended March 31, 2019, from 53.0% for the same period in 2018. The change in gross profit as a percent of revenue is due to reduced operating leverage on lower volume, product mix and higher freight and customs costs. Gross profit for the three months ended March 31, 2019 includes $7.5 million from our recently acquired LumaSense business.
OPERATING EXPENSE
Operating expenses increased $6.4 million to $53.9 million, or 38.3% of sales, for the three months ended March 31, 2019 from $47.5 million, or 24.3% of sales, for the same period in 2018.
The following tables summarize our operating expenses as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2019		2018
Research and development	$21,289	15.1%	$17,637	9.0%
Selling, general, and administrative	29,014	20.6	28,648	14.7
Amortization of intangible assets	1,973	1.4	1,257	0.6
Restructuring charges	1,673	1.2	—	—
Total operating expenses	$53,949	38.3%	$47,542	24.3%
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
Research and development expenses increased $3.7 million to $21.3 million, or 15.1% of sales, for the three months ended March 31, 2019 from $17.6 million, or 9.0% of sales, for the same period in 2018. The increase in research and development expense is due to increased headcount and material costs as we invest in new programs to maintain and increase our technological leadership and provide solutions to our customers' evolving needs. Research and development for the three months ended March 31, 2019 includes $2.1 million from our recently acquired LumaSense business.
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
Selling, general and administrative expenses increased $0.4 million to $29.0 million, or 20.6%, of sales for the three months ended March 31, 2019 from $28.6 million, or 14.7% of sales, for the same period in 2018. Selling, general and administrative expenses for the three months ended March 31, 2019 includes $3.6 million from our recently acquired LumaSense business. The resulting decrease in selling, general and administrative expense, after giving consideration to LumaSense 2019 expenses, was attributable to reductions in payroll related costs, travel and other outside services. We were able to implement cost containment while still preserving recent infrastructure investment in personnel and geographic footprint, as well as a favorable sales and use tax audit settlement.
Restructuring
In connection with the restructuring actions management previously put in place to optimize our manufacturing footprint to lower-cost regions, improvements in operating efficiencies and synergies related to our recent acquisitions, during the three months ended March 31, 2019, we recognized an additional $1.5 million in restructuring charges related to excess leased space and inventory. Additionally, during this same time period, we paid approximately $0.9 million in severance related costs.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expense), net was $0.7 million for the three months ended March 31, 2019, as compared to less than $0.1 million for the same period in 2018. The increase in other income is primarily due to improved interest earnings as a result of improved investment management of excess cash.
Provision for Income Taxes
Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended March 31, 2019 and 2018, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by additional GILTI tax in the U.S. The effective tax rate for the first quarter of 2019 was lower than the same period in 2018 primarily due to the release of liabilities for uncertain tax positions in 2019 based on the completion of additional procedures during the quarter to support a change in facts with respect to a specific prior period position.
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
Income from discontinued operations, net of income taxes are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Sales	$—	$—
Cost of sales	—	112
Total operating expense (benefit)	—	(61)
Operating income (loss) from discontinued operations	—	(51)
Other income (expense)	(4)	124
Income (loss) from discontinued operations before income taxes	(4)	73
Provision (benefit) for income taxes	5	(67)
Income (loss) from discontinued operations, net of income taxes	$(9)	$140

Operating income from discontinued operations for the three months ended March 31, 2019 and 2018 includes the impacts of changes in our estimated product warranty liability, the recovery of accounts receivable and foreign exchange gain or (losses).
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
The non-GAAP results presented below exclude the impact of non-cash related charges such as stock-based compensation and amortization of intangible assets, as well as discontinued operations, and non-recurring items such as acquisition-related costs and restructuring expenses. The tax effect of our non-GAAP adjustments represents the anticipated annual tax rate applied to each non-GAAP adjustment after consideration of their respective book and tax treatments.

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended March 31,
	2019	2018
Gross profit from continuing operations, as reported	$65,740	$103,645
Adjustments to gross profit:
Stock-based compensation	233	351
Facility expansion and relocation costs	170	—
Non-GAAP gross profit	66,143	103,996

Operating expenses from continuing operations, as reported	53,949	47,542
Adjustments:
Amortization of intangible assets	(1,973)	(1,257)
Stock-based compensation	(2,966)	(4,143)
Acquisition-related costs	(1,511)	(350)
Facility expansion and relocation costs	(74)	(476)
Restructuring charges	(1,673)	—
Non-GAAP operating expenses	45,752	41,316
Non-GAAP operating income	$20,391	$62,680

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended March 31,
	2019	2018
Gross profit from continuing operations, as reported	46.7%	53.0%
Adjustments to gross profit:
Stock-based compensation	0.2	0.2
Facility expansion and relocation costs	0.1	—
Non-GAAP gross profit	47.0	53.2

Operating expenses from continuing operations, as reported	38.3	24.3
Adjustments:
Amortization of intangible assets	(1.4)	(0.6)
Stock-based compensation	(2.0)	(2.1)
Acquisition-related costs	(1.1)	(0.2)
Facility expansion and relocation costs	(0.1)	(0.2)
Restructuring charges	(1.2)	—
Non-GAAP operating expenses	32.5	21.2
Non-GAAP operating income	14.5%	32.0%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items	Three Months Ended March 31,
	2019	2018
Income from continuing operations, less noncontrolling interest, net of income taxes	$15,379	$46,339
Adjustments:
Amortization of intangible assets	1,973	1,257
Acquisition-related costs	1,511	350
Facility expansion and relocation costs	244	476
Restructuring charges	1,673	—
Tax Cuts and Jobs Act Impact	—	1,853
Tax effect of non-GAAP adjustments	(851)	(309)
Non-GAAP income, net of income taxes, excluding stock-based compensation	19,929	49,966
Stock-based compensation, net of taxes	2,463	3,460
Non-GAAP income, net of income taxes	$22,392	$53,426
Non-GAAP diluted earnings per share	$0.58	$1.34
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
At March 31, 2019, we had $353.7 million in cash, cash equivalents, and marketable securities. We believe that our current and available cash levels, available credit facility, as well as our cash generated from future operations, will be adequate to meet anticipated working capital requirements, capital expenditures, contractual obligations, share repurchase programs, and additional acquisitions during the next twelve months. We may, however, depending upon the number or size of additional acquisitions, seek additional financing from time to time.
In addition to available cash, cash equivalents, and marketable securities, we have an available revolving line of credit ("LOC") with a bank which provides up to $150.0 million subject to certain funding conditions and expiring in July 2022. At March 31, 2019, we had $150.0 million in available funding under the LOC. For more information on the LOC, see Note 22. Credit Facility in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension to the share repurchase program to December 2019 from its original maturity of March 2018 and in May 2018, approved a $50 million increase in its authorization to repurchase shares of Company common stock under this same program. As of March 31, 2019, we had $24.9 million remaining for the future repurchase of our stock.
In order to execute the repurchase of shares of common stock, the Company periodically enters into stock repurchase agreements. During the three months ended March 31, 2019 and 2018, the Company has repurchased the following shares of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Amount paid to repurchase shares	$—	$12,750
Number of shares repurchased	—	181
Average repurchase price per share	$—	$70.47
CASH FLOWS
A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities from continuing operations	$6,855	$34,885
Net cash used in operating activities from discontinued operations	(1,409)	(1,784)
Net cash provided by operating activities	5,446	33,101

Net cash used in investing activities from continuing operations	(2,436)	(9,995)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(2,436)	(9,995)

Net cash used in financing activities from continuing operations	(1,707)	(16,782)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(1,707)	(16,782)

EFFECT OF CURRENCY TRANSLATION ON CASH	(566)	167
INCREASE IN CASH AND CASH EQUIVALENTS	737	6,491
CASH AND CASH EQUIVALENTS, beginning of period	354,552	415,037
CASH AND CASH EQUIVALENTS, end of period	355,289	421,528
Less cash and cash equivalents from discontinued operations	4,140	7,654
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$351,149	$413,874
2019 CASH FLOWS COMPARED TO 2018
Net cash provided by operating activities
Net cash provided by operating activities for the three months ended March 31, 2019 was $5.4 million, as compared to $33.1 million for the same period in 2018. The decrease of $27.7 million in net cash flows from operating activities, as compared to the same period in 2018, is predominately due to decreased earnings from continuing operations.

Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2019 was $2.4 million, as compared to $10.0 million for the same period in 2018 which included $6.1 million used in the acquisition of Trek.
Net cash used in financing activities
Net cash used in financing activities for the three months ended March 31, 2019 was $1.7 million, as compared to $16.8 million for the same period in 2018 which included $12.8 million for the repurchase of company stock.
Effect of currency translation on cash
During the three months ended March 31, 2019, currency translation had a $0.6 million unfavorable impact as compared to a $0.2 million favorable impact during the same period in 2018. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Danish Krone ("DKK"), Euro ("EUR"), Pound Sterling ("GBP"), Israeli New Shekel ("ILS"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), Singapore Dollar ("SGD") and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY. The change in these key currency rates during the three months ended March 31, 2019 and 2018 are as follows:

		Three Months Ended March 31,
From	To	2019	2018
CAD	USD	2.1%	(2.7)%
CHF	USD	(1.1)%	2.3%
CNY	USD	2.5%	3.6%
DKK	USD	(2.0)%	N/A
EUR	USD	(2.0)%	2.9%
GBP	USD	2.3%	3.9%
ILS	USD	3.3%	N/A
INR	USD	0.1%	(1.8)%
JPY	USD	(0.8)%	6.0%
KRW	USD	(2.1)%	0.6%
SGD	USD	0.6%	1.9%
TWD	USD	(0.9)%	2.2%
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1. Operation and Summary of Significant Accounting Policies and Estimates to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

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
As of March 31, 2019, our investments consisted of certificates of deposit, with maturities of less than 1 year and money market deposits (see Note 7. Marketable Securities and Assets Measured at Fair Value in Part 1, Item 1 "Unaudited Condensed Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by an immaterial amount.
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
See the "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2018.

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
As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three months ended March 31, 2019. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Our product lines are manufactured only at a few sites and our sites are not generally interchangeable.
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
The nature of our manufacturing is evolving as we continue to grow by acquisition. Historically, our principal manufacturing location has been in Shenzhen, PRC; however, we have also added specialized manufacturing at our Littlehampton, United Kingdom, Ballerup, Denmark, Frankfurt, Germany, Ronkonkoma and Lockport, New York and Santa Clara, California facilities. From time to time we may be required to relocate manufacturing or migrate manufacturing of specific products between facilities or to third party manufacturers. We have been notified that we will be required to relocate our Shenzhen, PRC manufacturing facility by December 2021. If we do not successfully coordinate the timely manufacturing and distribution of our products during this time, we may have insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs. In addition, we are evaluating establishing a second factory in southeast Asia to help mitigate business continuity, geopolitical and other risks. If we do not successfully implement this factory it could result in increased expenses and disruption of supply to our customers during the transition period.
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
We place orders with many of our suppliers based on our customers’ quarterly forecasts and our annual forecasts. These forecasts are based on our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. Orders with our suppliers cannot always be amended in response. In addition, in order to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified amount of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, in order to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. If demand for our products does not continue at current levels, we might not be able to use all of the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain sufficient raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand
Significant developments stemming from recent U.S. government actions and proposals concerning tariffs and other economic proposals could have a material adverse effect on us.
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
Examples of recent actions are tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce in March 2018 and a 25% tariff on certain products that originate in China announced by the United States Trade Representative (“USTR”) in June 2018.  The USTR also announced in June and July 2018 two additional supplemental lists of products that are subject to tariffs if the goods imported into the United States originate in China, which would increase the cost of imported products. These supplemental lists issued by the USTR issued an additional 25% and 10% duty, respectively, on certain semiconductor equipment and parts originating in China that are sold by us or used in our business in the United States. In August, the second list was made effective with a 25% tariff and in September the third list was made effective with a 10% tariff. Any increase in the cost of importing such goods and parts could decrease our margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary parts, which could have a material adverse effect on our business results, results of operations, or financial condition.
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
International governments have heightened their review and scrutiny of multinational businesses like ours which could increase our compliance costs and future tax liability to those governments. As governments continue to look for ways to increase their revenue streams, they could increase audits of companies to accelerate the recovery of monies perceived as owed to them under current or past regulations. Such an increase in audit activity could have a negative impact on companies which operate internationally, as we do.
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
Changes in tax laws, tax rates, or mix of earnings in tax jurisdictions in which we do business, could impact our future tax liabilities and related corporate profitability

We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and earnings higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and several other countries are actively considering changes in this regard.
Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes, regulations, and interpretations of foreign-derived intangible income (FDII), global intangible low-tax income (GILTI) and base erosion and anti-abuse tax laws (BEAT); by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject of regular examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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
Driven by continuing technology migration and changing customers demand the markets we serve are constantly changing in terms of advancement in applications, core technology and competitive pressures. New products we design for capital equipment manufacturers typically have a lifespan of five to ten years. Our success and future growth depend on our products being designed into our customers new generations of equipment as they develop new technologies and applications. We must work with these manufacturers early in their design cycles to modify, enhance and upgrade our products or design new products that meet the requirements of their new systems. The design win process is highly competitive and we may win or lose new design wins for our existing customers or new customers next generations of equipment. In case existing or new customers do not choose our products as a result of the development, evaluation and qualification efforts related to the design win process, our market share will be reduced, the potential revenues related to the lifespan of our customers' products, which can be 5-10 years, will not be realized, and our business, financial condition and results of operations would be materially and adversely impacted.
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
Our ten largest customers accounted for 53.2% and 69.6% of our sales for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, sales to Applied Materials, Inc. and Lam Research were $36.3 million and $19.7 million, respectively. During the three months ended March 31, 2018 sales to Applied Materials, Inc., and Lam Research were $69.9 million and $39.7 million, respectively. Applied Material, Inc. had a $27.2 million and $34.3 million accounts receivable balance as of March 31, 2019 and December 31, 2018, respectively. Lam Research had a $11.9 million and $12.2 million accounts receivable balance as of March 31, 2019 and December 31, 2018, respectively. A significant decline in sales from either or both customers, or the Company's inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.
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
Sales to our customers outside the United States were approximately 58.9% and 45.2% of our total sales for the three months ended March 31, 2019 and 2018, respectively. The acquisitions of the power controls modules and high and low voltage product lines have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;

•	our ability to develop and maintain relationships with suppliers and other local businesses;

•	compliance with product safety requirements and standards that are different from those of the United States;

•	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;

•	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);

•	the ability to provide sufficient levels of technical support in different locations;

•	our ability to obtain business licenses that may be needed in international locations to support expanded operations;

•	timely collecting accounts receivable from foreign customers including $23.6 million in accounts receivable from foreign customers as of March 31, 2019; and

•	changes in tariffs, taxes, and foreign currency exchange rates.
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
Our customers continually exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base and the highly competitive markets in which we compete, we may be required to reduce our prices or extend payment terms to remain competitive. We have recently seen pricing pressure from our largest customers due in part to low-cost competition and market consolidation. As a result of the competitive markets we serve, from time to time we may enter into long term pricing agreements with our largest customers that results in reduced product pricing. Such reduced product pricing may result in product margin declines unless we are successful in reducing our product costs ahead of such price reductions. We believe some of our Asian competitors benefit from local governmental funding incentives and purchasing preferences from end-user customers in their respective countries. Moreover, in order to be successful in the current competitive environment, we are required to accelerate our investment in research & development to meet time-to-market, performance and technology adoption cycle needs of our customers simply in order to compete for design wins, and if successful, receive potential purchase orders. Given such up-front investments we must make and the competitive nature of our markets, we may not be able to reduce our expenses in an amount sufficient to offset potential margin declines or loss of business and may not be able to meet customer product time-line expectations. The potential decrease in cash flow could materially and adversely impact our financial condition.
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
The PRC commercial law is relatively undeveloped compared to the commercial law in the United States. Limited protection of intellectual property is available under PRC law. Consequently, manufacturing our products in the PRC may subject us to an increased risk that unauthorized parties may attempt to copy our products or otherwise obtain or use our intellectual property. We may not be able to protect our intellectual property rights effectively. Additionally, we may not have adequate legal recourse if we encounter infringements of our intellectual property in the PRC.
Our legacy inverter products may suffer higher than anticipated litigation, damage or warranty claims.
Our legacy inverter products (of which we discontinued the manufacture, engineering, and sale in December 2015 and which are reflected as Discontinued Operations in this filing) contain components that may contain errors or defects and were sold with original product warranties ranging from one to ten years with an option to purchase additional warranty coverage for up to 20 years. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products or to pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation.  We are experiencing claims from customers and suppliers and in some cases, litigation related to the legacy inverter product line. We review such claims and vigorously defend against such lawsuits in the ordinary course of our business. We cannot assure that any such claims or litigation brought against us will not have a material adverse effect on our business or financial statements. Our involvement in such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. We also accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in additional expenses in the line "Income (loss) from discontinued operations, net of tax” on our Consolidated Statement of Operations in future periods. We plan to continue supporting inverter customers with service maintenance and repair operations.  This includes performing service to fulfill obligations under existing service maintenance contracts. There is no certainty that these can be performed profitably and could be adversely affected by higher than anticipated product failure rates, loss of critical service technician skills, an inability to obtain service parts, customer demands and disputes and cost of repair parts, among other factors. See Note 4. Discontinued Operations in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
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
Currency exchange rate fluctuations could have an adverse effect on our sales and results of operations, and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency in which they receive payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. Given recent acquisitions in Europe, our exposure to fluctuations in the value of the Euro is becoming more significant. From time to time, we enter into forward exchange contracts and local currency purchased options to reduce currency exposures related to likely or pending transactions including those arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could materially and adversely affect our results of operations.
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
The PRC government is continually pressured by its trading partners to allow its currency to float in a manner like other major currencies. Any change in the value of the Chinese yuan may impact our ability to control the cost of our products in the world market. Specifically, the decision by the PRC government to allow the yuan to begin to float against the United States dollar could significantly increase the labor and other costs incurred in the operation of our Shenzhen facility and the cost of raw materials, parts, components, and subassemblies that we source in the PRC, thereby having a material and adverse effect on our financial condition and results of operations.

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
Regulatory authorities around the world are considering several legislative and regulatory proposals concerning data protection, including measures to ensure that encryption of users’ data does not hinder law enforcement agencies’ access to that data. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. These legislative and regulatory proposals, if adopted, and such interpretations could, in addition to the possibility of fines, result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
Our success depends to a significant degree upon the continuing contributions of our key management, technical, marketing, and sales employees. We may not be successful in retaining our key employees or attracting or retaining additional skilled personnel as required. Failure to retain or attract key personnel could significantly harm our results of operations and competitive position. Our success in hiring and retaining employees depends on a variety of factors, including the attractiveness of our compensation and benefit programs, global economic or political and industry conditions, our organizational structure, our reputation, culture and working environment, competition for talent and the availability of qualified employees, the availability of career development opportunities, and our ability to offer a challenging and rewarding work environment.  We must develop our personnel to provide succession plans capable of maintaining continuity during the inevitable unpredictability of personnel retention. While we have plans for key management succession and long-term compensation plans designed to retain our senior employees, if our succession plans do not operate effectively, our business could be adversely affected.

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
Return on investments or interest rate declines on plan investments could result in additional unfunded pension obligations for our pension plan.
We currently have unfunded obligations to our pension plans. The extent of future contributions to the pension plan depends heavily on market factors such as the discount rate used to calculate our future obligations and the actual return on plan assets which enable future payments. We estimate future contributions to the plan using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions. Additionally, a material deterioration in the funded status of the plan could increase pension expenses and reduce our profitability. See Note 17. Pension Liability in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.
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
As of March 31, 2019, we have $101.3 million of goodwill and $52.9 million in intangible assets. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations and could harm the trading price of our common stock.
We are subject to numerous governmental regulations.
We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products and control systems and regulations governing the import, export and customs duties related to our products. We might incur significant costs as we seek to ensure that our products meet safety and emissions standards, many of which vary across the states and countries in which our products are used. In the past, we have invested significant resources to redesign our products to comply with these directives. Compliance with future regulations, directives, and standards could require us to modify or redesign some products, make capital expenditures, or incur substantial costs. Also, we may incur significant costs in complying with the numerous import, export and customs regulations as we seek to sell our products internationally. If we do not comply with current or future regulations, directives, and standards:

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. On August 22, 2012, under the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We must perform sufficient due diligence to determine whether such minerals are used in the manufacture of our products. However, the implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we incur costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
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

•	decrease the value of our investments; and

•	impair the financial viability of our insurers.

ITEM 6.	EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended March 31, 2019

3.1	Amended and Restated By-laws of Advanced Energy Industries, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	May 6, 2019	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer & Executive Vice President