Form 10-Q
period 2019-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2019-11-12
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically if, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 7, 2019, there were 38,331,630 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$340,402	$349,301
Marketable securities	747	2,470
Accounts and other receivable, net of allowances of $3,831 and $1,856, respectively	250,151	100,442
Inventories	240,699	97,987
Income taxes receivable	2,124	2,220
Other current assets	45,757	10,173
Current assets from discontinued operations	84	5,855
Total current assets	879,964	568,448
Property and equipment, net	104,568	31,269
Operating lease right-of-use assets	111,193	—
Deposits and other assets	20,650	6,874
Goodwill	232,200	101,900
Intangible assets, net	189,601	54,910
Deferred income tax assets	56,488	47,099
Non-current assets from discontinued operations	755	5,984
TOTAL ASSETS	$1,595,419	$816,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,647	$39,646
Income taxes payable	7,070	13,258
Accrued payroll and employee benefits	48,685	21,775
Other accrued expenses	42,633	22,999
Customer deposits and other	10,804	7,345
Current portion of long-term debt	17,500	—
Current portion of operating lease liabilities	17,648	—
Current liabilities from discontinued operations	910	5,286
Total current liabilities	355,897	110,309
Long-term debt	325,769	—
Operating lease liabilities	95,101	—
Deferred income tax liabilities	46,992	6,988
Uncertain tax positions	15,708	14,318
Long-term deferred revenue	8,153	29,108
Other long-term liabilities	86,586	37,744
Non-current liabilities from discontinued operations	1,045	10,715
Total liabilities	935,251	209,182
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 38,332 and 38,164 issued and outstanding, respectively	38	38
Additional paid-in capital	101,757	97,418
Accumulated other comprehensive loss	(9,628)	(3,449)
Retained earnings	567,460	512,783
Advanced Energy stockholders' equity	659,627	606,790
Noncontrolling interest	541	512
Total stockholders’ equity	660,168	607,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,595,419	$816,484

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales, net:
Product	$148,138	$144,843	$366,443	$485,287
Services	26,989	28,239	84,237	79,444
Total sales, net	175,127	173,082	450,680	564,731
Cost of sales:
Product	87,536	73,019	204,450	233,778
Services	14,100	14,524	42,873	40,534
Total cost of sales	101,636	87,543	247,323	274,312
Gross profit	73,491	85,539	203,357	290,419
Operating expenses:
Research and development	24,546	18,451	67,675	55,283
Selling, general and administrative	36,401	25,386	93,027	78,792
Amortization of intangible assets	3,002	1,437	6,849	3,958
Restructuring expense	152	403	3,620	403
Total operating expenses	64,101	45,677	171,171	138,436
Operating income	9,390	39,862	32,186	151,983
Other income (expense), net	1,361	401	17,649	(58)
Income from continuing operations, before income taxes	10,751	40,263	49,835	151,925
Provision for income taxes	3,495	5,106	3,819	23,998
Income from continuing operations	7,256	35,157	46,016	127,927
Income (loss) from discontinued operations, net of income taxes	375	(371)	8,690	(226)
Net income	$7,631	$34,786	$54,706	$127,701
Income from continuing operations attributable to noncontrolling interest	10	7	29	82
Net income attributable to Advanced Energy Industries, Inc.	$7,621	$34,779	$54,677	$127,619

Basic weighted-average common shares outstanding	38,313	38,970	38,258	39,309
Diluted weighted-average common shares outstanding	38,489	39,195	38,457	39,594

Earnings per share:
Continuing operations:
Basic earnings per share	$0.19	$0.90	$1.20	$3.25
Diluted earnings per share	$0.19	$0.90	$1.20	$3.23
Discontinued operations:
Basic earnings per share	$0.01	$(0.01)	$0.23	$(0.01)
Diluted earnings per share	$0.01	$(0.01)	$0.23	$(0.01)
Net income:
Basic earnings per share	$0.20	$0.89	$1.43	$3.25
Diluted earnings per share	$0.20	$0.89	$1.42	$3.23

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$7,631	$34,786	$54,706	$127,701
Other comprehensive income:
Foreign currency translation	(4,849)	(735)	(6,281)	(4,679)
Minimum benefit retirement liability, net of income taxes	92	27	102	(9)
Comprehensive income	$2,874	$34,078	$48,527	$123,013
Comprehensive income attributable to noncontrolling interest	10	7	29	82
Comprehensive income attributable to Advanced Energy Industries, Inc.	$2,864	$34,071	$48,498	$122,931

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated Other
	Common Stock			Comprehensive Income (Loss)
					Minimum
			Additional	Foreign	Benefit		Non-	Total
			Paid-in	Currency	Retirement	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Translation	Liability	Earnings	Interest	Equity
Balances, December 31, 2017	39,604	$40	$184,843	$4,695	$(2,162)	$333,225	$—	$520,641
Adoption of new accounting standards	—	—	—	—	—	19,706	—	19,706
Non-controlling interest from acquisition	—	—	—	—	—	—	431	431
Stock issued from equity plans	113	—	(4,127)	—	—	—	—	(4,127)
Stock-based compensation	—	—	4,494	—	—	—	—	4,494
Stock buyback	(181)	—	(12,750)	—	—	—	—	(12,750)
Foreign currency translation	—	—	—	2,472	—	—	—	2,472
Minimum benefit retirement liability	—	—	—	—	(168)	—	—	(168)
Net income	—	—	—	—	—	46,479	31	46,510
Balances, March 31, 2018	39,536	$40	$172,460	$7,167	$(2,330)	$399,410	$462	$577,209
Stock issued from equity plans	111	—	1,552	—	—	—	—	1,552
Stock-based compensation	—	—	1,943	—	—	—	—	1,943
Stock buyback	(407)	(1)	(25,308)	—	—	—	—	(25,309)
Foreign currency translation	—	—	—	(6,416)	—	—	—	(6,416)
Minimum benefit retirement liability	—	—	—	—	132	—	—	132
Net income	—	—	—	—	—	46,361	44	46,405
Balances, June 30, 2018	39,240	$39	$150,647	$751	$(2,198)	$445,771	$506	$595,516
Stock issued from equity plans	9	—	(81)	—	—	—	—	(81)
Stock-based compensation	—	—	1,024	—	—	—	—	1,024
Stock buyback	(533)	—	(30,962)	—	—	—	—	(30,962)
Foreign currency translation	—	—	—	(735)	—	—	—	(735)
Minimum benefit retirement liability	—	—	—	—	27	—	—	27
Net income	—	—	—	—	—	34,779	7	34,786
Balances, September 30, 2018	38,716	$39	$120,628	$16	$(2,171)	$480,550	$513	$599,575

Balances, December 31, 2018	38,164	$38	$97,418	$(590)	$(2,859)	$512,783	$512	$607,302
Stock issued from equity plans	72	—	(1,707)	—	—	—	—	(1,707)
Stock-based compensation	—	—	3,199	—	—	—	—	3,199
Foreign currency translation	—	—	—	(1,975)	—	—	—	(1,975)
Minimum benefit retirement liability	—	—	—	—	(53)	—	—	(53)
Net income	—	—	—	—	—	15,370	8	15,378
Balances at March 31, 2019	38,236	$38	$98,910	$(2,565)	$(2,912)	$528,153	$520	$622,144
Stock issued from equity plans	69	—	665	—	—	—	—	665
Stock-based compensation	—	—	937	—	—	—	—	937
Foreign currency translation	—	—	—	543	—	—	—	543
Minimum benefit retirement liability	—	—	—	—	63	—	—	63
Net income	—	—	—	—	—	31,686	11	31,697
Balances at June 30, 2019	38,305	$38	$100,512	$(2,022)	$(2,849)	$559,839	$531	$656,049
Stock issued from equity plans	27	—	328	—	—	—	—	328
Stock-based compensation	—	—	917	—	—	—	—	917
Foreign currency translation	—	—	—	(4,849)	—	—	—	(4,849)
Minimum benefit retirement liability	—	—	—	—	92	—	—	92
Net income	—	—	—	—	—	7,621	10	7,631
Balances, September 30, 2019	38,332	$38	$101,757	$(6,871)	$(2,757)	$567,460	$541	$660,168

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,706	$127,701
Income from discontinued operations, net of income taxes	8,690	(226)
Income from continuing operations, net of income taxes	46,016	127,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,301	9,488
Stock-based compensation expense	5,053	7,461
Provision for deferred income taxes	2,825	—
Gain on sale of central inverter service business	(14,804)	—
Net loss on disposal of assets	104	167
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	(23,292)	(6,739)
Inventories	(7,217)	(22,132)
Other assets	13,695	717
Accounts payable	23,676	(8,553)
Other liabilities and accrued expenses	(17,779)	49
Income taxes	(14,720)	10,098
Net cash provided by operating activities from continuing operations	28,858	118,483
Net cash provided by (used in) operating activities from discontinued operations	317	(4,550)
Net cash provided by operating activities	29,175	113,933
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(93)
Proceeds from sale of marketable securities	1,742	6
Acquisitions, net of cash acquired	(365,798)	(93,801)
Issuance of notes receivable	(2,800)	—
Purchases of property and equipment	(15,681)	(16,586)
Net cash used in investing activities from continuing operations	(382,537)	(110,474)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings	347,486	—
Payments on long-term borrowings	(4,375)	—
Purchase and retirement of common stock	—	(69,021)
Net payments related to stock-based award activities	(714)	(2,636)
Net cash provided by (used in) financing activities from continuing operations	342,397	(71,657)
EFFECT OF CURRENCY TRANSLATION ON CASH	(3,185)	(722)
DECREASE IN CASH AND CASH EQUIVALENTS	(14,150)	(68,920)
CASH AND CASH EQUIVALENTS, beginning of period	354,552	415,037
CASH AND CASH EQUIVALENTS, end of period	340,402	346,117
Less cash and cash equivalents from discontinued operations	—	7,444
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$340,402	$338,673
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,049	$171
Cash paid for income taxes	15,372	14,180
Cash received for refunds of income taxes	1,537	734

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1.     BASIS OF PRESENTATION

Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power from the utility and convert it into various types of highly-controllable usable power that is predictable, repeatable and customizable. Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip, chemical and physical deposition, high and low voltage applications such as process control, analytical instrumentation and medical equipment, and in temperature-critical thermal applications such as material and chemical processing. We also supply related instrumentation products for advanced temperature measurement and control, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for a number of industrial markets. Our network of service support centers provides local repair and field service capability in key regions, provide upgrades and refurbishment services, and sell used equipment to businesses that use our products. In September 2019, we acquired Artesyn Embedded Power business adding new power products and technologies used in networking and computing, data center, and industrial and medical applications. As of December 31, 2015, we discontinued our engineering, production, and sales of our Inverter product line. As such, all Inverter product revenues, costs, assets and liabilities are reported in Discontinued Operations for all periods presented herein, and we currently report as a single unit. See Note 4. Disposed and Discontinued Operations for more information. Ongoing inverter repair and service operations are reported as part of our continuing operations.

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2019, and the results of our operations and cash flows for the three and nine months ended September 30, 2019 and 2018.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within the year of adoption. We adopted ASU 2016-02 using the modified retrospective approach and recorded $38.2 million of operating lease right-of-use assets and $38.4 million of operating lease liabilities as the cumulative-effect in the first quarter of fiscal year 2019. As of September 30, 2019, we have recorded $111.2 million of operating lease right-of-use assets and $112.7 million of operating lease liabilities. The adoption of ASU 2016-02 did not materially impact the Company’s Consolidated Statement of Operations or Consolidated Statement of Cash Flows for the period ended September 30, 2019.

NOTE 2.     BUSINESS ACQUISITIONS

Artesyn’s Embedded Power Business

In September 2019, we completed the acquisition of Artesyn Embedded Technologies, Inc.’s (“Artesyn”) Embedded Power business pursuant to the Stock Purchase Agreement (“Acquisition Agreement”), as amended, dated May 14, 2019. Pursuant to the Acquisition Agreement, we acquired all of Artesyn’s issued and outstanding shares for a purchase price of $367.8 million including the assumption of certain liabilities and subject to an adjustment for net working capital. In connection with the Acquisition Agreement, we entered into a credit agreement that provided us with aggregate financing of $500.0 million which was used to partially fund the Artesyn acquisition. See Note 22. Credit Facility for additional details related to the credit agreement.

Artesyn’s Embedded Power business is one of the world’s largest providers of highly engineered, application-specific power supplies for demanding applications. This acquisition will diversify our product portfolio and give us access to additional growth markets, including hyperscale data centers, telecom infrastructure in next generation 5G networks, embedded industrial power applications and medical power for diagnostic and treatment applications.

The components of the fair value of the total consideration transferred for the acquisition is as follows:

Artesyn
Cash paid for acquisition	$389,023
Non-cash consideration	2,000
Total fair value of consideration transferred	391,023
Less cash acquired	(23,225)
Total purchase price	$367,798

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed from the acquisition:

Preliminary: September 10, 2019
Accounts and other receivable, net	$128,221
Inventories	140,678
Property and equipment	65,016
Operating lease right-of-use assets	60,217
Goodwill	143,262
Intangible assets	125,000
Deferred income tax assets	14,767
Other assets	61,511
Total assets acquired	738,672
Accounts payable	144,652
Operating lease liability	59,634
Pension liability	48,494
Deferred income tax liabilities	37,218
Other liabilities	80,876
Total liabilities assumed	370,874
Total fair value of net assets acquired	$367,798

A summary of the intangible assets acquired, amortization method and estimated useful lives are as follows:

		Amortization
	Artesyn	Method	Useful Life
Technology	$30,000	Straight-line	5
Customer relationships	75,000	Straight-line	15
Tradename	20,000	Straight-line	10
Total	$125,000

Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill represents expected operating synergies from combining operations with the acquired companies and the estimated value associated with the enhancements to our comprehensive product lines and access to new markets. Advanced Energy is still evaluating the fair value for the assets acquired and liabilities assumed related to the Artesyn acquisition. Accordingly, the purchase price allocation presented above is preliminary.

LumaSense Technologies Holdings, Inc.

In September 2018, we acquired LumaSense Technologies Holdings, Inc. ("LumaSense"), a privately held company with primary operations in Santa Clara, California; Frankfurt, Germany; and Ballerup, Denmark for a net purchase price of $84.7 million in cash.

LumaSense designs, manufactures and sells a line of photonic-based measurement and monitoring solutions that are synergistic with the Company's precision power control technologies in both semiconductor and industrial markets allowing customers the ability to better control critical parameters of thermal and material processes. The acquisition of LumaSense expands our current electrostatic chuck solutions, including high voltage power supply and electrostatic metrology, complements our leading pyrometry solutions with additional fiber optic thermometry for an extended range of semiconductor applications in etch and deposition, provides integrated industrial temperature control and metrology applications for both thin films coating and thermal processing, and adds industrial pyrometry and gas sensing technologies.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The components of the fair value of the total consideration transferred for our acquisition is as follows:

LumaSense
Cash paid for acquisition	$94,946
Cash acquired	(10,262)
Total fair value of consideration transferred	$84,684

The following table summarizes the fair values of the assets acquired and liabilities assumed from our acquisition, including measurement period adjustments:

	Preliminary: September 1, 2018	Measurement Period Adjustments	Adjusted: September 1, 2018
Accounts and other receivable, net	$7,167	$-	$7,167
Inventories	9,372	-	9,372
Property and equipment	1,353	-	1,353
Goodwill	48,032	(11,774)	36,258
Intangible assets	26,000	17,240	43,240
Deferred income tax assets	8,116	(1,785)	6,331
Other assets	5,126	878	6,004
Total assets acquired	105,166	4,559	109,725
Accounts payable	5,734	-	5,734
Deferred income tax liabilities	7,984	3,715	11,699
Other liabilities	6,764	844	7,608
Total liabilities assumed	20,482	4,559	25,041
Total fair value of net assets acquired	$84,684	$-	$84,684

A summary of the intangible assets acquired, amortization method and estimated useful lives are as follows:

		Amortization
	LumaSense	Method	Useful Life
Technology	$35,530	Straight-line	15
Customer relationships	4,360	Straight-line	10
Tradename	3,350	Straight-line	10
Total	$43,240

Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill represents expected operating synergies from combining operations with the acquired companies and the estimated value associated with the enhancements to our comprehensive product lines. During the nine months ended September 30, 2019, we adjusted the estimated values of the assets acquired and liabilities assumed based upon the valuation report. These adjustments included additional liabilities, changes to deferred taxes and changes in the allocation of excess purchase price between goodwill and intangibles.

Pro forma results for Advanced Energy Inc. giving effect to the LumaSense Technologies Holdings, Inc. and the Artesyn Embedded Power Business Transactions

The following unaudited pro forma financial information presents the combined results of operations of Advanced Energy, LumaSense and Artesyn as if each of the acquisitions had been completed at the beginning of the fiscal year prior to their acquisition. The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the year prior to the acquisition dates, nor are they indicative of future results.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The unaudited pro forma financial information for the three and nine months ended September 30, 2019 includes Advanced Energy’s results, including the post-acquisition results of LumaSense, since September 1, 2018 and the post-acquisition results of Artesyn, since September 10, 2019. The unaudited pro forma financial information for the three and nine months ended September 30, 2018 combines Advanced Energy’s results with the pre-acquisition results of LumaSense and Artesyn for that period.

The following tables present our unaudited pro forma results for the acquisitions of LumaSense and Artesyn:

	Three Months Ended September 30,
	2019		2018
	As Reported	Pro Forma	As Reported	Pro Forma
Total sales	$175,127	$292,669	$173,082	$333,050
Net income attributable to Advanced Energy Industries, Inc.	$7,621	$11,095	$34,779	$36,887
Earnings per share:
Basic earnings per share	$0.20	$0.29	$0.89	$0.95
Diluted earnings per share	$0.20	$0.29	$0.89	$0.94

	Nine Months Ended September 30,
	2019		2018
	As Reported	Pro Forma	As Reported	Pro Forma
Total sales	$450,680	$863,190	$564,731	$1,037,113
Net income attributable to Advanced Energy Industries, Inc.	$54,677	$58,615	$127,619	$135,994
Earnings per share:
Basic earnings per share	$1.43	$1.53	$3.25	$3.46
Diluted earnings per share	$1.42	$1.52	$3.23	$3.44

The unaudited pro forma results for all periods presented include adjustments made to account for certain costs and transactions that would have been incurred had the acquisitions been completed at the beginning of the year prior to the year of acquisition. These include adjustments to amortization charges for acquired intangible assets, interest and financing expenses, transaction costs, amortization of purchased gross profit and the alignment of various accounting policies. These adjustments are net of any applicable tax impact and were included to arrive at the pro forma results above.

LumaSense’s operating results have been included in the Advanced Energy’s operating results for the periods subsequent to the completion of the acquisition on September 1, 2018. During the three months ended September 30, 2019, LumaSense contributed total sales of $12.0 million and net income of $1.0 million. During the nine months ended September 30, 2019, LumaSense contributed total sales of $35.8 million and net income of $3.6 million.

Artesyn’s operating results have been included in the Advanced Energy’s operating results for the periods subsequent to the completion of the acquisition on September 10, 2019. During the three and nine months ended September 30, 2019, Artesyn contributed total sales of $40.9 million and net income of $1.2 million, including interest and other expense associated with the financing of the transaction. Cost of goods sold includes $1.5 million of acquisition related costs during the three and nine months ended September 30, 2019. Selling, general and administrative expenses includes $6.4 million and $7.9 million of acquisition related costs during the three and nine months ended September 30, 2019, respectively.

NOTE 3.    REVENUE

Revenue Recognition

We recognize revenue when we have satisfied our performance obligations which typically occurs when control of the products or services has been transferred to our customers. The transaction price is based upon the standalone

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

selling price. In most transactions, we have no obligations to our customers after the date products are shipped, other than pursuant to warranty obligations. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of sales. Support services include warranty and non-warranty repair services, upgrades, and refurbishments on the products we sell. Repairs that are covered under our standard warranty do not generate revenue.

Practical Expedients

We expense incremental costs of obtaining contracts when the amortization period of the costs is less than 1 year. These costs are included in selling, general, and administrative expenses.

Nature of goods and services

Products

Advanced Energy provides highly engineered, mission-critical, precision power conversion, measurement and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform electrical power into various usable forms. Our power conversion products refine, modify and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our products enable thin film manufacturing processes such as plasma enhanced chemical and physical deposition and etch for various semiconductor and industrial products, industrial thermal applications for material and chemical processes, and specialty power for critical industrial technology applications. We also supply thermal instrumentation products for advanced temperature measurement and control in these markets. As a result of the Artesyn acquisition we now sell precision power conversion products into the telecom and networking, data center, and additional medical and industrial markets.

Our products are designed to enable new process technologies, improve productivity, and lower the cost of ownership for our customers. We also provide repair and maintenance services for all our products. We principally serve original equipment manufacturers ("OEM") and end customers in the semiconductor, flat panel display, high voltage, solar panel, telecom and networking, data center, medical, and other industrial capital equipment markets. Our advanced power products are used in diverse markets, applications, and processes including the manufacture of capital equipment for semiconductor device manufacturing, thin film applications for thin film renewables and architectural glass, and for other thin film applications including flat panel displays, and industrial coatings. Our embedded power products are used in a wide range of applications, including 5G, datacenter including hyperscale and other industrial and medical applications.

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

As part of our ongoing service business, we satisfy our service obligations under preventative maintenance contracts and extended warranties which had previously been offered on our discontinued inverter products. Any up-front fees received for extended warranties or maintenance plans are deferred. Revenue under these arrangements is recognized ratably over the underlying terms as we do not have historical information which would allow us to project the estimated service usage pattern at this time. In May 2019, we sold our grid-tied central inverter repair and service operation to a third party. In connection with this sale, approximately $22.0 million of deferred revenue related to extended warranties and service contracts, were transferred to the buyer. See Note 4. Disposed and Discontinued

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Operations for additional information in relation to this sale. We have deferred revenue related to our extended warranties and service contracts totaling $9.4 million as of September 30, 2019 and $33.4 million as of December 31, 2018. We are expected to recognize between less than $0.1 million and $1.0 million per year through year 2035.

Disaggregation of Revenue

The following table presents our net sales by market, inclusive of both products and services, which reflects a reclassification in prior periods to conform to the current presentation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Semiconductor Equipment	$96,426	$119,969	$277,911	$426,380
Telecom & Networking	10,016	—	10,016	—
Data Center Computing	13,498	—	13,498	—
Industrial & Medical	55,187	53,113	149,255	138,351
Total	$175,127	$173,082	$450,680	$564,731

The following table presents our net sales by geographic region, which includes a reclassification in prior periods to conform to the current presentation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America	$83,632	$85,728	$203,531	$295,567
Asia	66,157	61,691	175,554	198,020
Europe	25,008	25,538	70,526	70,802
Other Countries	330	125	1,069	342
Total	$175,127	$173,082	$450,680	$564,731

The following table presents our net sales by extended warranty and service contracts recognized over time and our product and service revenue recognized at a point in time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product and service revenue recognized at point in time	$174,827	$171,806	$448,964	$561,578
Extended warranty and service contracts recognized over time	300	1,276	1,716	3,153
Total	$175,127	$173,082	$450,680	$564,731

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

The significant items included in "Income (loss) from discontinued operations, net of income taxes" are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$—	$—	$—	$—
Cost of sales	(700)	—	(900)	(88)
Total operating expense	133	—	514	31
Operating income from discontinued operations	567	—	386	57
Other income (expense)	(84)	(258)	10,835	(261)
Income (loss) from discontinued operations before income taxes	483	(258)	11,221	(204)
Provision (benefit) for income taxes	108	113	2,531	22
Income (loss) from discontinued operations, net of income taxes	$375	$(371)	$8,690	$(226)

Assets and Liabilities of discontinued operations within the Condensed Consolidated Balance Sheets are comprised of the following:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$—	$5,251
Other current assets	—	406
Inventories	84	198
Current assets of discontinued operations	$84	$5,855

Other assets	$—	$67
Deferred income tax assets	755	5,917
Non-current assets of discontinued operations	$755	$5,984

Accounts payable and other accrued expenses	$—	$350
Accrued warranty	910	4,936
Current liabilities of discontinued operations	$910	$5,286

Accrued warranty	$903	$10,429
Other liabilities	142	286
Non-current liabilities of discontinued operations	$1,045	$10,715

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 5.    INCOME TAXES

The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from continuing operations, before income taxes	$10,751	$40,263	$49,835	$151,925
Provision for income taxes	3,495	5,106	3,819	23,998
Effective tax rate	32.5%	12.7%	7.7%	15.8%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2019 and 2018, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by additional GILTI tax in the U.S. The effective tax rate for the first nine months of 2019 was lower than the same period in 2018 primarily due to the release of liabilities for uncertain tax positions in the first quarter of 2019 based on the completion of additional procedures during the quarter to support a change in facts with respect to a specific prior period position. The higher effective tax rate in the three months ended September 2019 was primarily due to the non-deductibility of certain transaction costs related to the Artesyn transaction and a change in the indefinite reinvestment assertion of unremitted earnings in China and Korea.

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

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from continuing operations	$7,256	$35,157	$46,016	$127,927
Income from continuing operations attributable to noncontrolling interest	10	7	29	82
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$7,246	$35,150	$45,987	$127,845

Basic weighted-average common shares outstanding	38,313	38,970	38,258	39,309
Assumed exercise of dilutive stock options and restricted stock units	176	225	199	285
Diluted weighted-average common shares outstanding	38,489	39,195	38,457	39,594
Continuing operations:
Basic earnings per share	$0.19	$0.90	$1.20	$3.25
Diluted earnings per share	$0.19	$0.90	$1.20	$3.23

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The following restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units	4	1	1	—

Stock Buyback

In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension of the share repurchase program to December 2019 from its original maturity of March 2018. In May 2018 our Board of Directors approved a $50 million increase in its authorization to repurchase shares of Company common stock under this same program. As of September 30, 2019, we had $24.9 million remaining for the future repurchase of shares of our common stock.

In order to execute the repurchase of shares of our common stock, the company periodically enters into stock repurchase agreements. During the three and nine months ended September 30, 2019 and 2018, the company has repurchased the following shares of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amount paid to repurchase shares	$—	$30,962	$—	$69,021
Number of shares repurchased	—	533	—	1,121
Average repurchase price per share	$—	$58.12	$—	$61.57

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

Our marketable securities consist of certificates of deposit as follows:

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Total marketable securities	$741	$747	$2,463	$2,470

The maturities of our marketable securities available for sale as of September 30, 2019 are as follows:

	Earliest		Latest
Certificates of deposit	10/14/2019	to	7/28/2020

The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of September 30, 2019, we do not believe any of the underlying issuers of our marketable securities are at risk of default.

The following tables present information about our marketable securities measured at fair value, on a recurring basis, as of September 30, 2019 and December 31, 2018. The tables indicate the fair value hierarchy of the valuation

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

techniques utilized to determine fair value. We did not have any financial liabilities measured at fair value, on a recurring basis, as of September 30, 2019 and December 31, 2018.

September 30, 2019	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$747	$—	$747

December 31, 2018	Level 1	Level 2	Level 3	Total
Total marketable securities	$—	$2,470	$—	$2,470

There were no transfers in or out of Level 1, 2, or 3 fair value measurements during three and nine months ended September 30, 2019.

NOTE 8.    DERIVATIVE FINANCIAL INSTRUMENTS

We are impacted by changes in foreign currency exchange rates. We may manage these risks through the use of derivative financial instruments, primarily forward contracts with banks for one-month periods. These forward contracts manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes. We did not enter into any new foreign currency exchange forward contracts during the three and nine months ended September 30, 2019 and 2018. We did not have any currency exchange rate contracts outstanding as of September 30, 2019 and 2018.

During the three and nine months ended September 30, 2019 and 2018 the gains and losses recorded related to the foreign currency exchange contracts are as follows:

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

NOTE 9.    ACCOUNTS AND OTHER RECEIVABLE

Accounts and other receivable are recorded at net realizable value. Components of accounts and other receivable, net of reserves, are as follows:

	September 30,	December 31,
	2019	2018
Amounts billed, net	$233,464	$80,709
Unbilled receivables	16,687	19,733
Total receivables, net	$250,151	$100,442

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 10.    INVENTORIES

Our inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows:

	September 30,	December 31,
	2019	2018
Parts and raw materials	$141,672	$76,647
Work in process	13,810	6,644
Finished goods	85,217	14,696
Total	$240,699	$97,987

NOTE 11.    PROPERTY AND EQUIPMENT

Property and equipment, net is comprised of the following:

	September 30,	December 31,
	2019	2018
Buildings and land	$1,633	$1,737
Machinery and equipment	93,657	41,330
Computer and communication equipment	31,204	24,051
Furniture and fixtures	4,574	3,203
Vehicles	1,154	282
Leasehold improvements	33,666	20,593
Construction in process	6,777	867
	172,665	92,063
Less: Accumulated depreciation	(68,097)	(60,794)
Property and equipment, net	$104,568	$31,269

Depreciation expense recorded in continuing operations and included in selling, general and administrative expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense	$3,903	$2,134	$8,452	$5,530

NOTE 12.    GOODWILL

The following summarizes the changes in goodwill during the nine months ended September 30, 2019:

				Effect of
	Beginning			Changes in	Ending
	Balance	Adjustments	Additions	Exchange Rates	Balance
September 30, 2019	$101,900	$(11,774)	$143,262	$(1,188)	$232,200

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 13.    INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2019 and December 31, 2018:

	Gross Carrying	Accumulated	Net Carrying
September 30, 2019	Amount	Amortization	Amount
Technology	$84,814	$(11,337)	$73,477
Customer relationships	108,176	(15,745)	92,431
Trademarks and other	25,766	(2,073)	23,693
Total	$218,756	$(29,155)	$189,601

	Gross Carrying	Accumulated	Net Carrying
December 31, 2018	Amount	Amortization	Amount
Technology	$39,879	$(7,927)	$31,952
Customer relationships	35,509	(13,484)	22,025
Trademarks and other	2,501	(1,568)	933
Total	$77,889	$(22,979)	$54,910

Amortization expense related to intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense	$3,002	$1,437	$6,849	$3,958

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2019 (remaining)	$5,555
2020	20,307
2021	20,209
2022	19,953
2023	19,935
Thereafter	103,642
Total	$189,601

NOTE 14.    RESTRUCTURING COSTS

During 2018, we committed to a restructuring plan to optimize our manufacturing footprint and to improve our operating efficiencies and synergies related to our recent acquisitions. The table below summarizes the restructuring charges:

	Three Months	Nine Months	Cumulative Cost
	Ended September 30,	Ended September 30,	Through September 30,
	2019	2019	2019
Severance and related charges	$150	$1,868	$6,107
Facility relocation and closure charges	2	1,752	1,752
Total restructuring charges	$152	$3,620	$7,859

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The following table summarizes our restructuring liabilities at September 30, 2019:

		Cost
		Incurred	Cost Paid	Effect of
	Balance at	and	or	Changes in	Balance at
	December 31,	Charged to	Otherwise	Exchange	September 30,
	2018	Expense	Settled	Rates	2019
Total restructuring liabilities	$3,806	$3,620	$(5,560)	$1	$1,867

As of December 31, 2018, and September 30, 2019 the accrued restructuring liabilities related primarily to severance and related charges.

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

Our estimated warranty obligation is included in Other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balances at beginning of period	$3,263	$1,981	$2,084	$2,312
Acquired warranty	3,618	213	4,818	305
Increases to accruals	286	436	890	920
Warranty expenditures	(414)	(590)	(1,045)	(1,492)
Effect of changes in exchange rates	(11)	(2)	(5)	(7)
Balances at end of period	$6,742	$2,038	$6,742	$2,038

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Maturities of our lease liabilities for all operating leases at September 30, 2019 are as follows:

Year Ending December 31,
2019 (remaining)	$4,626
2020	20,196
2021	18,527
2022	13,713
2023	11,080
Thereafter	71,003
Total lease payments	$139,145
Less: Interest	(26,396)
Present value of lease liabilities	$112,749

The weighted average remaining lease term and discount rate for all our operating leases as of September 30, 2019 were as follows:

	Weighted Average
	Remaining Lease	Weighted Average
	Term	Discount Rate
Operating leases	8.7	4.03%

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019 was as follows:

Cash Outflow
Operating leases	$8,850

NOTE 17.    PENSION LIABILITY

In connection with the acquisitions of HiTek Power Group, LumaSense and Artesyn we assumed the liabilities of various pension plans. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We are committed to make annual fixed payments of $0.8 million into the HiTek Power Limited Pension Scheme through April 30, 2024, and then $1.7 million from May 1, 2024 through November 30, 2033. We are obligated to fund the other pension liabilities each year as incurred.

The net pension liability is included in Other long-term liabilities in our Consolidated Balance Sheets as follows:

	September 30,	December 31,
	2019	2018
Pension liability	$66,450	$19,266

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The following table sets forth the components of net periodic pension cost for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$124	$—	$124	$—
Interest cost	274	205	668	637
Expected return on plan assets	(160)	(151)	(496)	(470)
Amortization of actuarial gains and losses	90	64	323	333
Net periodic pension cost	$328	$118	$619	$500

NOTE 18.    STOCK-BASED COMPENSATION

On May 4, 2017, the shareholders approved the Company’s 2017 Omnibus Incentive Plan ("the 2017 Plan") and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan are now available for issuance under the 2017 Plan. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under the 2017 Plan may be issued as performance-based awards to align compensation awards to the attainment of annual or long-term performance goals. As of September 30, 2019, there were 3.0 million shares reserved and 2.3 million shares available for grant under the 2017 Plan.

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

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense	$917	$1,024	$5,053	$7,461

Changes in the outstanding RSU awards during the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number of RSUs	Fair Value	Number of RSUs	Fair Value
RSUs outstanding at beginning of period	553	$56.23	352	$58.17
RSUs granted	18	$57.01	377	$52.18
RSUs vested	(7)	$27.69	(153)	$50.90
RSUs forfeited	(30)	$58.27	(42)	$51.74
RSUs outstanding at end of period	534	$56.52	534	$56.52

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Changes in the outstanding stock option awards during the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise Price	Number of	Exercise Price
	Options	per Share	Options	per Share
Options outstanding at beginning of period	213	$21.50	230	$20.73
Options exercised	(21)	$22.90	(37)	$18.03
Options expired	(1)	$11.21	(2)	$8.95
Options outstanding at end of period	191	$21.37	191	$21.37

NOTE 19.    COMMITMENTS AND CONTINGENCIES

We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. Purchase commitments as of September 30, 2019 are approximately $179.7 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.

We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and nine months ended September 30, 2019. We are experiencing increasing claims from customers and suppliers and increasing litigation related to the legacy inverter product line.

NOTE 20.    RELATED PARTY TRANSACTIONS

Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three and nine months ended September 30, 2019 and 2018, we engaged in the following transactions with companies related to members of our Board of Directors, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales to related parties	$287	$—	$1,299	$389
Number of related party customers	1	—	1	1

Our accounts receivable balance from related party customers with outstanding balances as of September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
	2019	2018
Accounts receivable from related parties	$41	$109
Number of related party customers	1	1

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 21.    SIGNIFICANT CUSTOMER INFORMATION

The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
Applied Materials, Inc.	$38,957	22.2%	$60,546	35.0%
LAM Research	21,991	12.6%	19,878	11.5%

	Nine Months Ended September 30,
	2019		2018
Applied Materials, Inc.	$108,978	24.2%	$198,159	35.1%
LAM Research	61,364	13.6%	92,368	16.4%

The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable as of September 30, 2019 and December 31, 2018:

	September 30,		December 31,
	2019		2018
Applied Materials, Inc.	$30,669	12.3%	$34,301	34.2%
LAM Research	* *	%	12,181	12.1%

* Customer’s balance was less than 10% of the total accounts receivable balance.

NOTE 22.    CREDIT FACILITY

In September 2019, in connection with the Artesyn Acquisition Agreement, the Company entered into a credit agreement (“Credit Agreement”) that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”) and a $150.0 million senior unsecured revolving facility the (“Revolving Facility”). Both the Term Loan Facility and Revolving Facility mature on September 10, 2024.

The Revolving Facility and Term Loan Facility bear interest, at the option of the Company, at a rate based on a reserve adjusted Eurodollar Rate or a Base Rate, as defined in the Credit Agreement, plus an applicable margin. Additionally, the Revolving Facility is subject to an unused line fee. As of September 30, 2019, the effective interest rate for the Revolving Facility and Term Loan Facility was 2.79% and the effective rate for the unused line fee was 0.10%. As of September 30, 2019, the Company had $150.0 million available to withdraw on the Revolving Facility and was in compliance with all covenants.

In connection with the entering into of the Credit Agreement, the Company terminated the Loan Agreement, as amended (the "Loan Agreement") which previously provided a revolving line of credit of up to $150.0 million subject to certain funding conditions. The Company expensed all unused line of credit fees at the time of termination of the Loan Agreement. We did not borrow against the Loan Agreement at any time during the nine months ended September 30, 2019.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The debt obligation on our Condensed Consolidated Balance Sheets consists of the following:

	September 30,	December 31,
	2019	2018
Debt:
Term Loan Facility	$345,625	$—
Revolving Facility	—	—
Other debt issuance costs	(2,356)	—
Total debt	343,269	—
Less current portion of debt	(17,500)	—
Total long-term debt	$325,769	$—

Contractual maturities of the Company’s debt obligations, excluding amortization of debt issuance costs, as of are as September 30, 2019 follows:

Amount
2019 (remaining)	$4,375
2020	17,500
2021	17,500
2022	17,500
2023	17,500
2024	271,250

Interest expense and unused line of credit fees were recorded in Other income (expense), net, in our Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense	$703	$—	$703	$—
Amortization of debt issuance costs	45	—	45	—
Unused line of credit fees and other	60	57	179	171
Total interest expense	$808	$57	$927	$171

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

The Company operates in a single segment structure for power electronics conversion products. The acquisition of Artesyn adds additional products and verticals to our business. Following the acquisition, we will continue to be organized on a global, functional basis in order to achieve the substantial synergies associated with the acquisition. We operate in four vertical markets or applications and will provide Revenue information to enable tracking of market trends. We will also provide information on an organic and in organic basis to improve comparability during the interim periods.

Recent Acquisition

In September 2019, we completed the acquisition of Artesyn Embedded Technologies, Inc.’s (“Artesyn”) Embedded Power business. Artesyn’s Embedded Power business is one of the world’s largest providers of highly engineered, application-specific power supplies for demanding applications. This acquisition diversifies our product portfolio and gives us access to attractive growth markets, including hyperscale data centers, telecom infrastructure in next generation 5G networks, embedded industrial power applications and medical power for diagnostic and treatment applications.

For additional information, see Note 2. Business Acquisitions in in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements".

Semiconductor Equipment Market

Growth in the semiconductor market is driven by growing IC content across many industries, increased demand for processing and storage in advanced applications such as artificial intelligence or autonomous vehicles, and the rapid adoption of advanced mobile connectivity solutions such as 5G, enhancing existing and enabling new wireless applications. To address the long-term growing demand for semiconductor devices, the industry continues to invest in production capacities for advanced logic devices at the 7nm technology node and beyond, the latest memory devices including 3D-NAND, DRAM and new emerging memories such as MRAM, and back-end test and advanced wafer-level packaging. The industry’s transition to advanced technology nodes in logic and DRAM and to increased layers in 3D memory devices is requiring an increased number of etch and deposition process tools and higher content of our advanced power solutions per tool. As etching and deposition processes become more challenging due to increasing aspect ratios in advanced 3D devices, more advanced radio frequency (RF) and direct current (DC) technologies are needed, and we are meeting these challenges by providing a broader range of more complex RF and DC power solutions. Beyond etch and deposition processes, the growing complexity at the advanced nodes also drive a higher number of other processes across the fab, including inspection, metrology, thermal, ion implantation, and semiconductor test, where Advanced Energy is actively participating as a critical technology provider. In addition, our global support services group offers comprehensive local repair service, upgrade and retrofit offerings to extend the useable life of our customers’ capital equipment for additional technology generations. The acquisition of Artesyn in September 2019 expanded Advanced Energy’s reach within the Semiconductor Equipment market by targeting back-end test and assembly equipment makers.

Starting in the second half of 2018 and continuing into the first half of 2019, the semiconductor industry went through a period of weakening equipment investment as a result of slowing growth in end market demand for semiconductor devices, ongoing digestion of equipment capacity, and consumption of existing inventory. In the third quarter of 2019, demand from the semiconductor equipment markets improved slightly from the first half of 2019 run-rate as a result of increased investments in advanced logic and foundry equipment and by increased investment by Chinese fabricators, which drove increased demand for our products. Based on limited visibility, we expect demand from the Semiconductor Equipment markets will continue to improve in the fourth quarter. However, it is difficult to determine when or if overall market investment in semiconductor capital equipment will return to 2017 levels.

Industrial & Medical Markets

Customers in the Industrial & Medical markets incorporate our industrial advanced power, embedded power and measurement products into a wide variety of equipment used in applications such as advanced material fabrication, medical device, analytical instrumentation, test and measurement equipment, robotics, motor drives and connected light-emitting diodes. Demand levels for our industrial technology products in the first three quarters of 2019 have been affected by weakening macro-economic conditions, particularly in Europe and China, and slowed demand related to hard coating for consumer electronic devices and flat panel displays, partially offset by strengthening demand for crystalline-silicon solar cell production.

In Industrial & Medical markets, we remain focused on taking our products into new applications and world regions across Asia, Europe and North America. Our acquisition of LumaSense in September 2018 further expanded our presence in pyrometry and other temperature measurement applications and has contributed to our year-to-date growth in industrial technology applications as compared to the prior year. With the acquisition of Artesyn in September 2019, we have substantially expanded our reach in Industrial & Medical markets with a broad range of products and applications. In addition, the acquisition meaningfully increased our distribution channel by adding a broad set of distributors, global channel partners and regional manufacturer representatives. Artesyn, acquired on September 10, 2019, also contributed revenue from the Industrial & Medical markets during the third quarter of 2019, and it is expected to be a bigger revenue contributor in the fourth quarter of 2019 as it will be part of the combined company for the full quarter.

Data Center Computing Markets

Following the acquisition of Artesyn in September 2019, Advanced Energy entered the Data Center Computing market with industry-leading products and low-voltage power conversion technologies. We sell to a large number of data center server and storage manufacturers, as well as cloud service providers and their partners. Driven by as the growing adoption of cloud computing, market demand for server and storage equipment has shifted from enterprise on-premise computing to data center. This trend drove a strong year of data center investments in 2018 but the industry has moderated investments in 2019. With a growing presence at both cloud service providers and industry-leading data center server and storage vendors, we believe Advanced Energy is well positioned to continue to capitalize on the ongoing shift towards cloud computing. We generated revenue from the Data Center Computing market during the third quarter of 2019 following the acquisition of Artesyn on September 10, 2019, and we expected to generate more revenue from this market in the fourth quarter of 2019.

Telecom & Networking Markets

The acquisition of Artesyn in September 2019 brings us a portfolio of products and technologies that are used across the Telecommunications & Networking markets. Our customers include many leading vendors of wireless infrastructure equipment, telecommunication equipment and computer networking. The wireless telecom market continues to evolve with more advanced mobile standards. 5G wireless technology promises to drive substantial growth opportunities for the telecom industry as it enables new advanced applications such as autonomous vehicle and virtual/augmented reality. Telecom service providers have started to invest in 5G and this trend is expected to drive demand of our products into the Telecom & Networking markets. In datacom, demand is driven by networking investments by telecom service providers and enterprises upgrading of their network, as well as, cloud data center networking investments. In the third quarter of 2019 we generated revenue from the Telecom & Networking markets following the acquisition of Artesyn, and with a full quarter of owning the business in the fourth quarter of 2019, we expect revenue from these markets to increase.

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

Results of Continuing Operations

The following tables set forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$175,127	$173,082	$450,680	$564,731
Gross profit	73,491	85,539	203,357	290,419
Operating expenses	64,101	45,677	171,171	138,436
Operating income from continuing operations	9,390	39,862	32,186	151,983
Other income (expense), net	1,361	401	17,649	(58)
Income from continuing operations before income taxes	10,751	40,263	49,835	151,925
Provision for income taxes	3,495	5,106	3,819	23,998
Income from continuing operations, net of income taxes	$7,256	$35,157	$46,016	$127,927

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	42.0	49.4	45.1	51.4
Operating expenses	36.6	26.4	38.0	24.5
Operating income from continuing operations	5.4	23.0	7.1	26.9
Other income (expense), net	0.7	0.3	4.0	—
Income from continuing operations before income taxes	6.1	23.3	11.1	26.9
Provision for income taxes	2.0	3.0	0.9	4.2
Income from continuing operations, net of income taxes	4.1%	20.3%	10.2%	22.7%

SALES

The following tables summarize net sales and percentages of net sales, by product line, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change 2019 v. 2018
	2019	2018	Dollar	Percent
Semiconductor Equipment	$96,426	$119,969	$(23,543)	(19.6)%
Telecom & Networking	10,016	—	10,016	N/A
Data Center Computing	13,498	—	13,498	N/A
Industrial & Medical	55,187	53,113	2,074	3.9
Total	$175,127	$173,082	$2,045	1.2%

	Nine Months Ended September 30,		Change 2019 v. 2018
	2019	2018	Dollar	Percent
Semiconductor Equipment	$277,911	$426,380	$(148,469)	(34.8)%
Telecom & Networking	10,016	—	10,016	N/A
Data Center Computing	13,498	—	13,498	N/A
Industrial & Medical	149,255	138,351	10,904	7.9
Total	$450,680	$564,731	$(114,051)	(20.2)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Semiconductor Equipment	55.1%	69.3%	61.7%	75.5%
Telecom & Networking	5.7	—	2.2	—
Data Center Computing	7.7	—	3.0	—
Industrial & Medical	31.5	30.7	33.1	24.5
Total	100.0%	100.0%	100.0%	100.0%

Total Sales

Sales increased $2.0 million, or 1.2%, to $175.1 million for the three months ended September 30, 2019 and decreased $114.1 million, or 20.2% for the nine months ended September 30, 2019 as compared to the same periods in 2018. Revenue for the three months ended September 30, 2019 was benefited by $40.9 million in inorganic sales from the acquisition of Artesyn. Organic sales for the three months ended September 30, 2019, decreased $38.9 million principally due to decreased demand in the semiconductor capital equipment market. The decrease in sales, for the nine months ended, is due to the overall decline in demand in the semiconductor capital equipment market, which was partially offset by increased sales, for the nine months ended September 30, 2019, in our industrial markets. Sales for the three and nine months ended September 30, 2019 includes $52.9 million and $76.7 million, respectively, associated with our acquisitions of Artesyn and LumaSense. Sales for the three and nine months ended September 30, 2018, includes $5.6 million associated with our acquisition of LumaSense.

Sales in the semiconductor market decreased $23.5 million, or 19.6%, for the three months ended September 30, 2019 and decreased $148.5 million, or 34.8% for the nine months ended September 30, 2019, as compared to the same periods in 2018. The decrease in sales during 2019 is due to an overall pause in production and demand for semiconductor equipment used in deposition and etch applications, related to advanced memory, and the timing of new technology investment.

Sales in the telecom and networking market were $10.0 million for the three and nine months ended September 30, 2019 and were $0.0 million for the same periods in 2018. The increase in telecom and networking sales is due to the addition of new product verticals through inorganic growth.

Sales in the data center computing market was $13.5 million for the three and nine months ended September 30, 2019 and were $0.0 million for the same periods in 2018. The increase in data center computing sales is due to the addition of new product verticals through inorganic growth.

Sales in the industrial and medical increased $2.1 million, or 3.9%, for the three months ended September 30, 2019 and increased $10.9 million, or 7.9% for the nine months ended September 30, 2019 as compared to the same periods in 2018. Inorganic growth contributed $16.4 million while organic sales in the industrial and medical markets decreased $14.4 million, or 27.1%, for the three months ended September 30, 2019 and decreased $5.5 million, or 4.0% for the nine months ended September 30, 2019 as compared to the same periods in 2018. The decrease in organic sales was primarily due to slowing macro-economic conditions and lower demand in the consumer hard coating and flat panel display markets.

Backlog

Our backlog was $300.6 million at September 30, 2019 as compared to $74.7 million at December 31, 2018. Backlog increased primarily due to the new Data Center Computing and Telecom & Networking markets.

GROSS PROFIT

For the three months ended September 30, 2019, gross profit decreased $12.0 million to $73.5 million, or 42.0% of sales, as compared to gross profit of $85.5 million, or 49.4% of sales, for the same period in 2018. Gross profit for the nine months ended September 30, 2019 was $203.4 million, or 45.1% of sales, as compared to gross profit of $290.4 million, or 51.4% of sales, for the same period in 2018. The decrease in gross profit as a percent of revenue is due to reduced operating leverage on lower volume, product mix and higher freight and customs costs, as well as the mix of products from Artesyn, which carry a lower gross margin. Gross profit for the three and nine months ended September 30, 2019 includes $16.5 million and $31.9 million, respectively, from our acquisitions of Artesyn and LumaSense. Gross profit for the three and nine months ended September 30, 2018, includes $2.8 million associated with our acquisition of LumaSense.

OPERATING EXPENSE

Operating expenses increased $18.4 million to $64.1 million, or 36.6% of sales, for the three months ended September 30, 2019 from $45.7 million, or 26.4% of sales, for the same period in 2018. Operating expenses increased $32.7 million to $171.2 million, or 38.0% of sales, for the nine months ended September 30, 2019, from $138.4 million, or 24.5% of sales, for the same period in 2018. Operating expenses increased during the three and nine month periods primarily due to the acquisition of Artesyn which added $8.5 million in the third quarter of 2019 as well as acquisition and transaction related costs.

The following tables summarize our operating expenses as a percentage of sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$24,546	$18,451	$67,675	$55,283
Selling, general, and administrative	36,401	25,386	93,027	78,792
Amortization of intangible assets	3,002	1,437	6,849	3,958
Restructuring charges	152	403	3,620	403
Total operating expenses	$64,101	$45,677	$171,171	$138,436

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	14.0%	10.7%	15.0%	9.8%
Selling, general, and administrative	20.8	14.7	20.7	13.9
Amortization of intangible assets	1.7	0.8	1.5	0.7
Restructuring charges	0.1	0.2	0.8	0.1
Total operating expenses	36.6%	26.4%	38.0%	24.5%

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

Research and development expenses increased $6.1 million and $12.4 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in research and development expense is due to increased headcount and material costs as we invest in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs. Research and development expenses for the three and nine months ended September 30, 2019 includes $4.9 million and $9.1 million, respectively, from our acquisitions of Artesyn and LumaSense. Research and development expenses for the three and nine months ended September 30, 2018 includes $0.7 million from our acquisition of LumaSense.

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

Selling, general and administrative expenses increased $11.0 million and $14.2 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Selling, general and administrative expenses for the three and nine months ended September 30, 2019 includes $7.0 million and $13.2 million, respectively, from our acquisitions of Artesyn and LumaSense. Selling, general and administrative expenses for the three and nine months ended September 30, 2018 includes $1.5 million from our acquisition of LumaSense. Selling, general and administrative expenses excluding Artesyn and LumaSense, increased $5.5 million and $2.5 million for the three and nine months ended September 30, 2019, respectively, and was predominately due to legal and professional fees incurred in connection with the acquisition of Artesyn, partially offset by reductions in payroll related costs, travel and other outside services as we were able to implement certain cost containment measures while still preserving recent infrastructure investments in personnel and geographic footprint.

Restructuring

In connection with the restructuring actions management previously put in place to optimize our manufacturing footprint to lower-cost regions, and improvements in operating efficiencies and synergies related to our recent acquisitions, during the three and nine months ended September 30, 2019, we recognized $0.2 million and $3.6 million, respectively, in restructuring charges primarily related to employee termination benefits and recognition of excess lease space as we optimize our facility footprint. Additionally, during the same time periods, we paid approximately $1.3 million and $3.2 million, respectively, in severance related costs.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expense), net was $1.4 million and $17.6 million for the three and nine months ended September 30, 2019, respectively. In May 2019 we sold our central solar inverter repair and service operation and recorded a one-time gain of $14.8 million. Other income (expense) excluding the effect of the sale of the central inverter service and repair business was $1.4 million and $2.8 million for the three and nine months ended September 30, 2019, respectively, compared to $0.4 million and $(0.1) million for the same periods in 2018. The increase in other income is primarily due to improved interest earnings as a result of improved focus on investment management of our excess cash, partially offset by higher interest expenses in the third quarter of 2019 related to the debt issued for the acquisition of Artesyn.

Provision for Income Taxes

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2019 and 2018, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by additional GILTI tax in the U.S. The effective tax rate for the first nine months of 2019 was lower than the same period in 2018 primarily due to the release of liabilities for uncertain tax positions in the first quarter of 2019 based on the completion of additional procedures during the quarter to support a change in facts with respect to a specific prior period position. The higher effective tax rate in the three months ended September 2019 was primarily due to the non-deductibility of certain transaction costs related to the Artesyn transaction and a change in the indefinite reinvestment assertion of unremitted earnings in China and Korea.

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

Income from discontinued operations, net of income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$—	$—	$—	$—
Cost of sales	(700)	—	(900)	(88)
Total operating expense	133	—	514	31
Operating income from discontinued operations	567	—	386	57
Other income (expense)	(84)	(258)	10,835	(261)
Income (loss) from discontinued operations before income taxes	483	(258)	11,221	(204)
Provision (benefit) for income taxes	108	113	2,531	22
Income (loss) from discontinued operations, net of income taxes	$375	$(371)	$8,690	$(226)

In May 2019, we sold our grid-tied central solar inverter repair and service operation. In conjunction with the sale, the initial product warranty for the previously sold grid-tied central solar inverters was transferred to the buyer. Accordingly, a gain of $11.0 million and tax expense of $2.4 million was recognized in Other income (expense) and Provision (benefit) for income taxes in our discontinued operations for the nine months ended September 30, 2019. Operating income from discontinued operations for the three and nine months ended September 30, 2019 and 2018, also includes the impacts of changes in our estimated product warranty liability, the recovery of accounts receivable and foreign exchange gain or (losses).

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

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross profit from continuing operations, as reported	$73,491	$85,539	$203,357	$290,419
Adjustments to gross profit:
Stock-based compensation	77	76	365	576
Facility expansion and relocation costs	1,342	725	1,662	974
Acquisition-related costs	1,506	158	1,506	158
Non-GAAP gross profit	76,416	86,498	206,890	292,127

Operating expenses from continuing operations, as reported	64,101	45,677	171,171	138,436
Adjustments:
Amortization of intangible assets	(3,002)	(1,437)	(6,849)	(3,958)
Stock-based compensation	(840)	(948)	(4,688)	(6,885)
Acquisition-related costs	(6,398)	(705)	(9,440)	(1,310)
Facility expansion and relocation costs	(223)	(29)	(297)	(518)
Restructuring charges	(152)	(403)	(3,620)	(403)
Non-GAAP operating expenses	53,486	42,155	146,277	125,362
Non-GAAP operating income	$22,930	$44,343	$60,613	$166,765

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross profit from continuing operations, as reported	42.0%	49.4%	45.1%	51.4%
Adjustments to gross profit:
Stock-based compensation	—	—	0.1	0.1
Facility expansion and relocation costs	0.8	0.5	0.4	0.2
Acquisition-related costs	0.8	0.1	0.3	—
Non-GAAP gross profit	43.6	50.0	45.9	51.7

Operating expenses from continuing operations, as reported	36.6	26.4	38.0	24.5
Adjustments:
Amortization of intangible assets	(1.7)	(0.8)	(1.5)	(0.7)
Stock-based compensation	(0.5)	(0.6)	(1.0)	(1.2)
Acquisition-related costs	(3.7)	(0.4)	(2.1)	(0.2)
Facility expansion and relocation costs	(0.1)	—	(0.1)	(0.1)
Restructuring charges	(0.1)	(0.2)	(0.8)	(0.1)
Non-GAAP operating expenses	30.5	24.4	32.5	22.2
Non-GAAP operating income	13.1%	25.6%	13.4%	29.5%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from continuing operations, less non-controlling interest, net of income taxes	$7,246	$35,150	$45,987	$127,845
Adjustments:
Amortization of intangible assets	3,002	1,437	6,849	3,958
Acquisition-related costs	7,904	863	10,946	1,468
Facility expansion and relocation costs	1,565	754	1,959	1,492
Restructuring charges	152	403	3,620	403
Tax Cuts and Jobs Act Impact	—	2,398	—	4,251
Central inverter services business sale	—	—	(14,804)	—
Acquisition transition services	(29)	—	(29)	—
Tax effect of non-GAAP adjustments	326	(598)	2,011	(1,145)
Non-GAAP income, net of income taxes, excluding stock-based compensation	20,166	40,407	56,539	138,272
Stock-based compensation, net of taxes	702	779	3,887	5,716
Non-GAAP income, net of income taxes	$20,868	$41,186	$60,426	$143,988
Non-GAAP diluted earnings per share	$0.54	$1.05	$1.57	$3.64

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

Liquidity and Capital Resources

LIQUIDITY

We believe that adequate liquidity and cash generation are important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, service debt requirement and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, cash generated from current operations as well as our credit facility noted below.

At September 30, 2019, we had $341.2 million in cash, cash equivalents, and marketable securities. In addition to available cash, cash equivalents, and marketable securities, we have the Revolving Facility with a bank which provides up to $150.0 million subject to certain funding conditions and expiring in September 2024. At September 30, 2019, we had $150.0 million in available funding under the Revolving Facility. For more information on the Revolving Facility, see Note 22. Credit Facility in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein and immediately below.

In September 2019, in connection with the Artesyn acquisition, we entered into a credit agreement (“Credit Agreement”) that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured loan facility with a term of five years (the “Term Loan Facility”) and a $150.0 million senior unsecured revolving facility with a term of five years (the “Revolving Facility”). The Term Loan Facility was utilized to partially fund the Artesyn acquisition. The Revolving Facility replaced the Company’s prior Loan Agreement which provided up to $150.0 million in funding. Borrowings under the Credit Agreement will bear interest, at the option of the Company, at a rate based on a reserve adjusted LIBOR rate or a base rate, plus an applicable margin. In the case of a LIBOR rate loan, interest shall be based on the LIBOR quote on the applicable screen page of the bank, plus between three-quarters percentage points (0.75%) and one and three-quarters percentage points (1.75%) depending on the Company’s consolidated leverage ratio. In the case of a base rate loan, interest shall be equal to the sum of (i) the highest of (a) the federal funds rate plus half a percentage point (0.50%), (b) the bank’s current “prime rate” and (c) the LIBOR rate plus one percentage point (1.00%) plus (ii) between zero percentage points (0.00%) and three-quarters percentage points (0.75%) depending on the Company’s consolidated leverage ratio. The Company shall pay an unused line fee between one-tenth percentage point (0.10%) and a quarter percentage point (0.25%) depending on the Company’s usage of the Revolving Facility. The Term Loan Facility requires quarterly repayments of $4.4 million, plus accrued interest, with the remaining balance due in September 2024.

In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension to the share repurchase program to December 2019 from its original maturity of March 2018 and in May 2018, approved a $50 million increase in its authorization to repurchase shares of Company common stock under this same program. As of September 30, 2019, we had $24.9 million remaining for the future repurchase of our stock.

In order to execute the repurchase of shares of common stock, the Company periodically enters into stock repurchase agreements. During the three and nine months ended September 30, 2019 and 2018, the Company has repurchased the following shares of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amount paid to repurchase shares	$—	$30,962	$—	$69,021
Number of shares repurchased	—	533	—	1,121
Average repurchase price per share	$—	$58.12	$—	$61.57

We believe that our current cash levels, available credit facility, as well as our cash generated from future operations, will be adequate to meet our working capital requirements, debt capital expenditures, contractual obligations, share repurchase programs, and additional acquisitions on long-term and short-term basis. We may, however, depending upon the number or size of additional acquisitions, seek additional financing from time to time.

CASH FLOWS

A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities from continuing operations	$28,858	$118,483
Net cash provided by (used in) operating activities from discontinued operations	317	(4,550)
Net cash provided by operating activities	29,175	113,933
Net cash used in investing activities from continuing operations	(382,537)	(110,474)
Net cash provided by (used in) financing activities from continuing operations	342,397	(71,657)
EFFECT OF CURRENCY TRANSLATION ON CASH	(3,185)	(722)
DECREASE IN CASH AND CASH EQUIVALENTS	(14,150)	(68,920)
CASH AND CASH EQUIVALENTS, beginning of period	354,552	415,037
CASH AND CASH EQUIVALENTS, end of period	340,402	346,117
Less cash and cash equivalents from discontinued operations	—	7,444
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$340,402	$338,673

2019 CASH FLOWS COMPARED TO 2018

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2019 was $29.2 million, as compared to $113.9 million for the same period in 2018. The decrease of $84.8 million in net cash flows from operating activities, as compared to the same period in 2018, is due to overall decreases in sales to the semiconductor equipment market resulting in decreased earnings from continuing operations.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $382.5 million and includes $365.8 million associated with the acquisition of Artesyn. Net cash used in investing activities for the nine months ended September 30, 2018 was $110.5 million which included $93.8 million used in the acquisition of LumaSense, Trek and the electrostatic technology and product line.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $342.4 million and includes the effect of cash proceeds of $350.0 million, net of financing costs of $2.5 million, from a senior unsecured note offset partially by $4.4 million in principal repayments. Net cash used in financing activities for the nine months ended September 30, 2018 was $71.7 million which included $69.0 million for the repurchase of company stock.

Effect of currency translation on cash

During the nine months ended September 30, 2019, currency translation had a $3.2 million unfavorable impact as compared to a $0.7 million unfavorable impact during the same period in 2018 primarily due to strengthened U.S. dollar. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Danish Krone ("DKK"),

Euro ("EUR"), Pound Sterling ("GBP"), Israeli New Shekel ("ILS"), Indian Rupee ("INR"), Japanese Yen ("JPY"), South Korean Won ("KRW"), Singapore Dollar ("SGD") and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY.

The change in these key currency rates during the nine months ended September 30, 2019 and 2018 are as follows:

		Nine Months Ended September 30,
From	To	2019	2018
CAD	USD	2.9%	(2.7)%
CHF	USD	(1.1)%	(0.6)%
CNY	USD	(3.7)%	(5.3)%
DKK	USD	(4.6)%	(3.3)%
EUR	USD	(4.6)%	(3.1)%
GBP	USD	(3.4)%	(3.4)%
ILS	USD	7.9%	N/A
INR	USD	(1.4)%	(12.0)%
JPY	USD	1.9%	(1.0)%
KRW	USD	(7.1)%	(3.9)%
SGD	USD	(1.4)%	(2.3)%
TWD	USD	(1.5)%	(2.5)%

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

As of September 30, 2019, our investments consisted of certificates of deposit, with maturities of less than 1 year and money market deposits (see Note 7. Marketable Securities and Assets Measured at Fair Value in Part 1, Item 1 "Unaudited Condensed Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and if our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by an immaterial amount.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during three and nine months ended September 30, 2019 and 2018. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As a supplier to the global semiconductor equipment, telecom & networking, data center computing and industrial & medical industries, we are subject to business cycles, the timing, length, and volatility of which can be difficult to predict. Certain of these industries historically have been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect our orders, net sales, operating expenses, and net income. In addition, we may not be able to respond adequately or quickly to the declines in demand by reducing our costs. We may be required to record significant reserves for excess and obsolete inventory as demand for our products changes.

To meet rapidly changing demand in each of the industries we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain, and motivate and retain key employees. During periods of increasing demand, we must have enough manufacturing capacity and inventory to fulfill customer orders, effectively manage our supply chain, and attract, retain, and motivate a sufficient number of qualified individuals. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition, or results of operations may be materially and adversely affected. For example, following record levels in the first half of 2018, the semiconductor equipment market began to decline and AE’s revenue from the semiconductor equipment market is down 35.0% during the first nine months of 2019, as compared to the same period in 2018. Although the semiconductor equipment market improved during the third quarter of 2019, we do not know how long this downturn will last or if the market will recover to previous levels. In addition, the market may be characterized in the future with more mini-ramps rather than sustained growth periods as experienced during 2015-2017.

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

Our long-term success and results of operations depend on our ability to successfully integrate Artesyn’s business and operations and realize the anticipated benefits from the acquisition.

In September 2019 we acquired Artesyn, and we are currently in the early stages of combining Artesyn’s business with our business. The acquisition of Artesyn has significantly increased our industrial power product offerings, added power products for telecommunications and data center end markets, and significantly increased the number of employees and facilities. We believe there is minimal overlap between Artesyn and our acquisition of Excelsys Technologies in 2017. To realize the anticipated benefits of the acquisition, we must successfully combine our businesses in an efficient and effective manner and realize upon our synergy and cost-savings targets. Integrating Artesyn’s business and operations with ours will require significant management attention, efforts and expenditures, and we may not be able to achieve the integration in an effective, complete, timely or cost-efficient manner.

Potential risks related to our acquisition of Artesyn include our ability to:

●	maintain and improve Artesyn’s financial and operating results while integrating and optimizing our combined sales, marketing, manufacturing and corporate administrative organizations;
●	avoid lost revenue due to customer confusion, alienation or misinformation regarding the transaction, and retain and expand Artesyn’s customer base with aligning our sales efforts;
●	avoid lost revenue resulting from the distraction or confusion of our personnel as a consequence of the acquisition and ongoing integration efforts;
●	optimize our combined worldwide manufacturing footprint while utilizing Artesyn’s vertically integrated manufacturing model for a broader set of company products;
●	realize expected synergies and cost savings across the organization while managing our existing businesses, contracts and relationships;
●	Successfully eliminate fixed costs previously absorbed by other businesses prior to the carve-out of Artesyn Embedded Power;
●	recognize and capitalize on anticipated product sales and technology enhancement opportunities presented by our combined businesses;
●	expand our financial and management controls and reporting systems and procedures to integrate and manager Artesyn;
●	integrate our information technology systems to enable the management and operation of the combined business;
●	identify and retain key Artesyn personnel and transition their critical knowledge;
●	adequately familiarize us with Artesyn’s products and technology and certain of its markets and customer base such that we can manage Artesyn’s business effectively; and
●	successfully integrate our respective corporate cultures such that we achieve the benefits of acting as a unified company.

Other potential risks related to our acquisition of Artesyn include:

●	the assumption of unknown or contingent liabilities, or other unanticipated events or circumstances; and
●	the potential to incur or record significant cash or non-cash charges or write down the carrying value of intangible assets and goodwill obtained in the Artesyn acquisition, which could adversely impact our cash flow or lower our earnings in the period or periods for which we incur such charges or write down such assets.

If we are unable to successfully or timely integrate the operations of Artesyn’s business into our business, we may be unable to realize the revenue growth, synergies, cost-savings and other anticipated benefits resulting from the acquisition and our business could be adversely affected. Additionally, we have incurred and will continue to incur transaction-related costs, including legal, regulatory and other costs associated with implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all. Further, we may not realize the expected benefits from the acquisition. Artesyn’s business and operations may not achieve the anticipated revenues and operating results. Any of the foregoing risks could materially harm our business, financial condition and results of operations.

Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, could adversely affect our business, financial condition, results of operations, and cash flows, and could significantly reduce stockholder benefits from a change of control event.

As of September 30, 2019, our total debt was $345.6 million, excluding unamortized debt issuance costs, of which $17.5 million was classified as current. We are contractually obligated to make quarterly payments of $4.4 million, plus accrued interest, with any outstanding balance due in September 2024. Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.

Our debt obligations impose financial covenants on us and our subsidiaries that require us to maintain certain leverage ratio. The financial covenants place certain restrictions on our business that may affect our ability to execute our business strategy successfully or take other actions that we believe would be in the best interests of our Company. These restrictions include limitations or restrictions, among other things, on our ability and the ability of our subsidiaries to:

●	incur additional indebtedness;
●	pay dividends or make distributions on our capital stock or certain other restricted payments or investments;
●	make domestic and foreign investments and extend credit;
●	engage in transactions with affiliates;
●	transfer and sell assets;
●	effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of our assets; and
●	create liens on our assets to secure debt.

Our debt obligations contain certain customary events of default. Any breach of the covenants or other event of default could cause a default on our debt obligations, which could restrict our ability to borrow under our revolving credit facility. If there were an event of default under certain provisions of our debt arrangements that was not cured or waived, the holders of the defaulted debt may be able to cause all amounts outstanding with respect to the debt instrument, plus any required settlement costs, to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If we are unable to repay, refinance, or restructure our indebtedness as required, or amend the covenants contained in these agreements, the lenders can exercise all rights and remedies available under the Credit Agreement or applicable laws or equity. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Examples of recent actions are tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce in March 2018 and a 25% tariff on certain products that originate in China announced by the United States Trade Representative (“USTR”) in June 2018. The USTR also announced in June and July 2018 two additional supplemental lists of products that are subject to tariffs if the goods imported into the United States originate in China, which would increase the cost of imported products. These supplemental lists issued by the USTR added an additional 25% on certain semiconductor equipment and parts originating in China that are sold by us or used in our business in the United States. In August 2018, the second list was made effective with a 25% tariff and in September 2018 the third list was made effective with a 10% tariff, increasing to 25% in May 2019. A fourth list was proposed by USTR in May 2019 for all remaining items originating in China. A portion of the fourth list was made effective September 1, 2019, with an additional tariff of 15%. The remainder of the fourth list is scheduled to have an additional tariff of 15% go into effect on December 15, 2019. Any increase in the cost of importing such goods and parts could decrease our margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary parts, which could have a material adverse effect on our business results, results of operations, or financial condition.

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

A significant portion of our operations outside the United States are located in the PRC, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in customs regulations and tariffs, changes in tax policies, changes in PRC laws and regulations, possible expropriation or other PRC government actions, and unsettled political conditions including potential changes in U.S. policy regarding overseas manufacturing. In addition, Artesyn adds a significant additional footprint in both facilities and resources in China. These factors may have a material adverse effect on our operations, business, results of operations, and financial condition. See "We are exposed to risks associated with worldwide financial markets and the global economy" risk factor below.

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

Sales to our customers outside the United States were approximately 55.1% and 47.9% of our total sales for the nine months ended September 30, 2019 and 2018, respectively. The acquisitions of the power controls modules and high and low voltage product lines have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

●	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;
●	our ability to develop and maintain relationships with suppliers and other local businesses;
●	compliance with product safety requirements and standards that are different from those of the United States;
●	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;
●	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;
●	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);
●	the ability to provide enough levels of technical support in different locations;
●	our ability to obtain business licenses that may be needed in international locations to support expanded operations;
●	timely collecting accounts receivable from foreign customers including significant balances in accounts receivable from foreign customers as of September 30, 2019;
●	collection of accounts receivable from foreign customers can also be unexpectedly delayed beyond our payment terms if the project itself is delayed and/or government funded. For example, tariffs and slower growth have impacted certain of our Chinese markets which have delayed projects. If these projects are permanently delayed or cancelled it could have a negative impact on our financial results or projections
●	changes in tariffs, taxes, and foreign currency exchange rates; and
●	recent protests and rioting in Hong Kong have affected travel in the region and may result in governmental actions that could impact business in the region.

Our profitability and ability to implement our business strategies, maintain market share and compete successfully in international markets will be compromised if we are unable to manage these and other international risks successfully.

Our product lines are manufactured only at a few sites and our sites are not generally interchangeable.

Our power products for the semiconductor industry are manufactured in Shenzhen, PRC. Our high voltage products are manufactured in Ronkonkoma and Lockport, New York, Littlehampton, United Kingdom and Shenzhen, PRC. Our thermal instrumentation products are manufactured in Vancouver, Washington, Santa Clara, California, Littlehampton, United Kingdom and Frankfurt, Germany. Our pyrometry solutions are manufactured in Ballerup, Denmark. Our Telecon & Networking and Data Center Computing products are manufactured in Zhongshan, PRC, Rosario, Philippines and Santa Rosa, Philippines. Some of Artesyn’s products are contract manufactured by the carved-out former Artesyn consumer group at their Luoding, China facility until September 2020. Each facility is under operating lease and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities which could result in labor or supply chain risks. Each facility manufactures different products, and therefore, is not interchangeable. Natural, uncontrollable occurrences or other operational issues at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. Any potential losses from such occurrences could significantly affect our relationship with customers, operations and results of operations for a prolonged period. As a result, we are investing in additional production options in Malaysia. We believe this investment will help to mitigate our exposure to regional risks, improve our business continuity profile and lower costs over time.

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

The nature of our manufacturing is evolving as we continue to grow by acquisition. Historically, our principal manufacturing location has been in Shenzhen, PRC; however, we have also added specialized manufacturing at our Littlehampton, United Kingdom, Ballerup, Denmark, Frankfurt, Germany, Ronkonkoma and Lockport, New York and Santa Clara, California facilities. From time to time we may be required to relocate manufacturing or migrate manufacturing of specific products between facilities or to third party manufacturers. We have been notified that we will be required to relocate our Shenzhen, PRC manufacturing facility by December 2021. If we do not successfully coordinate the timely manufacturing and distribution of our products during this time, we may have insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs. In addition, we are investing in a second factory in Malaysia to help mitigate business continuity, geopolitical and other risks. If we do not successfully implement this factory it could result in increased expenses and disruption of supply to our customers during the transition period.

In addition, the acquisition of Artesyn adds significant vertically integrated manufacturing sites in China and the Philippines. These sites represent large fixed costs which are difficult to flex as economic and other conditions change. If we do not successfully integrate these operations and operate them in an efficient manner, we could experience greater losses in times of revenue reduction.

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

We transitioned the purchasing of a substantial portion of components for our products to Asian suppliers to lower our materials costs and shipping expenses. These components might require us to incur higher than anticipated testing or repair costs, which would have an adverse effect on our operating results. Customers who have strict and extensive qualification requirements might not accept our products if these lower-cost components do not meet their requirements. A delay or refusal by our customers to accept such products, as well as an inability of our suppliers to meet our purchasing requirements, might require us to purchase higher-priced components from our existing suppliers or might cause us to lose sales to these customers, either of which could lead to decreased revenue and gross margins and have an adverse effect on our results of operations.

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

Our ten largest customers accounted for 47.8% and 63.8% of our sales for the nine months ended September 30, 2019 2018, respectively. During the nine months ended September 30, 2019, sales to Applied Materials, Inc. and Lam Research were $109.0 million and $61.4 million, respectively. During the nine months ended September 30, 2018 sales to Applied Materials, Inc., and Lam Research were $198.2 million and $92.4 million, respectively. Applied Material, Inc. had a $30.7 million and $34.3 million accounts receivable balance as of September 30, 2019 and December 31, 2018, respectively. Lam Research had a $8.2 million and $12.2 million accounts receivable balance as of September 30, 2019 and December 31, 2018, respectively. A significant decline in sales from either or both customers, or the Company’s inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.

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

Our customers continually exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base and the highly competitive markets in which we compete, we may be required to reduce our prices or extend payment terms to remain competitive. We have recently seen pricing pressure from our largest customers due in part to low-cost competition and market consolidation. As a result of the competitive markets we serve, from time to time we may enter into long term pricing agreements with our largest customers that results in reduced product pricing. Such reduced product pricing may result in product margin declines unless we are successful in reducing our product costs ahead of such price reductions. In addition, Artesyn competes in markets that are more price competitive which may include dual or multi sourcing. We believe some of our Asian competitors benefit from local governmental funding incentives and purchasing preferences from end-user customers in their respective countries. Moreover, in order to be successful in the current competitive environment, we are required to accelerate our investment in research & development to meet time-to-market, performance and technology adoption cycle needs of our customers simply in order to compete for design wins, and if successful, receive potential purchase orders. Given such up-front investments we must make and the competitive nature of our markets, we may not be able to reduce our expenses in an amount enough to offset potential margin declines or loss of business and may not be able to meet customer product time-line expectations. The potential decrease in cash flow could materially and adversely impact our financial condition.

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

Our legacy inverter products (of which we discontinued the manufacture, engineering, and sale in December 2015 and which are reflected as Discontinued Operations in this filing) contain components that may contain errors or defects and were sold with original product warranties ranging from one to ten years with an option to purchase additional warranty coverage for up to 20 years. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products or to pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We are experiencing increasing claims from customers and suppliers and increasing litigation related to the legacy inverter product line. We review such claims and vigorously defend against such lawsuits in the ordinary course of our business. We cannot assure that any such claims or litigation brought against us will not have a material adverse effect on our business or financial statements. Our involvement in such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. We also accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in additional expenses in the line "Income (loss) from discontinued operations, net of tax” on our Consolidated Statement of Operations in future periods. We plan to continue supporting inverter customers with service maintenance and repair operations. This includes performing service to fulfill obligations under existing service maintenance contracts. There is no certainty that these can be performed profitably and could be adversely affected by higher than anticipated product failure rates, loss of critical service technician skills, an inability to obtain service parts, customer demands and disputes and cost of repair parts, among other factors. See Note 4. Disposed and Discontinued Operations in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" contained herein.

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

Currency exchange rate fluctuations could have an adverse effect on our sales and results of operations, and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency in which they receive payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. Given recent acquisitions in Europe and Asia, our exposure to fluctuations in the value of the Euro and Chinese Yuan is becoming more significant. From time to time, we enter into forward exchange contracts and local currency purchased options to reduce currency exposures related to likely or pending transactions including those arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could materially and adversely affect our results of operations.

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

Changes in the value of the Chinese yuan could impact the cost of our operation in the PRC and our sales growth in our PRC markets.

The PRC government is continually pressured by its trading partners to allow its currency to float in a manner like other major currencies. Any change in the value of the Chinese yuan may impact our ability to control the cost of our products in the world market. Specifically, the decision by the PRC government to allow the yuan to begin to float against the United States dollar could significantly increase the labor and other costs incurred in the operation of our Shenzhen and Zhongshan facilities and the cost of raw materials, parts, components, and subassemblies that we source in the PRC, thereby having a material and adverse effect on our financial condition and results of operations.

Difficulties with our enterprise resource planning ("ERP") system and other parts of our global information technology system could harm our business and results of operation.

Like many multinational corporations, we maintain a global information technology system, including software products licensed from third parties. The acquisition of Artesyn adds additional information systems that are initially different from current systems. Any system, network or Internet failures, misuse by system users, the hacking into or disruption caused by unauthorized access or loss of license rights could disrupt our ability to timely and accurately manufacture and ship products or to report our financial information in compliance with the timelines mandated by the SEC. Any such failure, misuse, hacking, disruptions or loss would likely cause a diversion of management’s attention from the underlying business and could harm our operations. In addition, a significant failure of our global information technology system could adversely affect our ability to complete an evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

If our network security measures are breached and unauthorized access is obtained to a customer’s data or our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. Unauthorized access to our data, including any regarding our customers, could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached by intentional misconduct by computer hackers, as a result of third-party action, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

Litigation may be necessary to enforce our commercial or property rights, to defend ourselves against claimed violations of such rights of others, or to protect our interests in regulatory, tax, customs, commercial, and other disputes or similar matters. In particular, we have been experiencing increased litigation related to our legacy inverter product line. Litigation often requires a substantial amount of our management’s time and attention, as well as financial and other resources, including:

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

As of September 30, 2019, we have $232.2 million of goodwill and $189.6 million in intangible assets. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations and could harm the trading price of our common stock.

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

Exhibit Index to Form 10-Q for the Period Ended September 30, 2019

2.1

Stock Purchase Agreement, dated May 14, 2019, by and among Advanced Energy Industries, Inc., Artesyn Embedded Technologies, Inc., Pontus Intermediate Holdings II, LLC and Pontus Holdings, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 15, 2019)*

2.2

First Amendment to the Stock Purchase Agreement dated September 9, 2019, by and among Advanced Energy Industries, Inc., Artesyn Embedded Technologies, Inc., Pontus Intermediate Holdings II, LLC and Pontus Holdings, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed September 10, 2019)*

10.1

Credit Agreement, dated September 10, 2019, by and among Advanced Energy Industries, Inc., Bank of America N.A. as the Administrative Agent, Bank of America N.A., Bank of the West and HSBC Bank USA, N.A. as the Joint Lead Arrangers and Joint Book Runners, and Citibank N.A., as the Co-Manager. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed September 10, 2019).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed

Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	November 12, 2019	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer & Executive Vice President