Form 10-K
period 2019-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2020-03-02
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number: 000-26966

ADVANCED ENERGY INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0846841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1595 Wynkoop Street, Suite 800, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (970) 407-4670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AEIS	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☑ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ◻ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted every electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $2,135,524,772 as of June 28, 2019, based upon the price at which such common stock was last sold on such date.

As of February 28, 2020, there was 38,407,225 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders (to be filed with the Commission under Regulation 14A no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019).

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-K

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

Some of the forward-looking statements in this Annual Report on Form 10-K are, or reflect, our expectations or projections relating to:

●	our future revenues;
●	our future sales, including backlog orders;
●	our ability to be successful in the design win process with our customers;
●	unanticipated costs in fulfilling our warranty obligations for solar inverters;
●	our future gross profit;
●	our competition;
●	market acceptance of, and demand for, our products;
●	the fair value of our assets and financial instruments;
●	research and development expenses;
●	selling, general, and administrative expenses;
●	sufficiency and availability of capital resources;
●	capital expenditures;
●	our production and factory strategy;
●	our share repurchase program;
●	our tax assets and liabilities;
●	our other commitments and contingent liabilities;
●	adequacy of our reserve for excess and obsolete inventory;
●	adequacy of our warranty reserves;
●	our estimates of goodwill and related fair value of assets acquired;
●	restructuring activities and expenses;
●	the integration of our acquisitions;
●	general global political and economic conditions; and
●	industry trends.

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

Market and Industry Data

The market and industry data used in this Annual Report on Form 10-K are based on independent industry publications, customers, trade or business organizations, reports by market research firms and other published statistical information from third parties, as well as information based on management’s good faith estimates, which we derive from our review of internal information and independent sources. Although we believe these sources to be reliable, we have not independently verified the accuracy or completeness of the information.

PART I

Unless the context otherwise requires, as used in this Form 10-K, references to “Advanced Energy”, “the Company”, “we”, “us” or “our” refer to Advanced Energy Industries, Inc. and its consolidated subsidiaries.

ITEM 1.           BUSINESS

Overview

Advanced Energy provides highly-engineered, mission-critical, precision power conversion, measurement and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power from the utility and convert it into various types of highly-controllable, usable power that is predictable, repeatable and customizable. Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip, chemical and physical deposition, high and low voltage applications such as process control, computing, networking, telecommunication, analytical instrumentation, medical equipment, industrial technology and temperature-critical thermal applications such as material and chemical processing. We also supply related instrumentation products for advanced temperature measurement and control, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for multiple industrial markets. Our network of global service support centers provides local repair and field service to our customers in key regions as well as upgrade and refurbishment services, and sales of used equipment to businesses that use our products. Our products are primarily sold into the semiconductor equipment, industrial and medical, data center computing, and telecom networking markets. Our recently-launched PowerInsight software product uses data analytics and advanced algorithms to provide our customers with actionable information, such as predictive failure, preventive maintenance and process performance. Advanced Energy operates in a single segment structure for power electronics conversion products, and we operate in four vertical markets or applications to enable tracking of market trends.

We incorporated in Colorado in 1981 and reincorporated in Delaware in 1995. Our executive offices are located at 1595 Wynkoop Street, Suite 800, Denver, Colorado 80202, and our telephone number is 970-407-4670.

Recent Acquisitions

In September 2019, we completed the acquisition of Artesyn Embedded Technologies, Inc.’s (“Artesyn”) Embedded Power business. Artesyn’s Embedded Power business is one of the world’s largest providers of highly engineered, application-specific AC-DC and DC-DC power supplies for demanding applications. This acquisition diversifies our product portfolio and gave us access to attractive growth markets, including hyperscale data centers, telecom infrastructure in next generation 5G networks, embedded industrial power applications and medical diagnostic and treatment applications.

In September 2018, we acquired LumaSense Technologies Holdings, Inc. ("LumaSense"). LumaSense designs, manufactures and sells a line of photonic-based measurement and monitoring solutions that are synergistic with the Company’s precision power control technologies in both semiconductor and industrial markets allowing customers’ the ability to better control critical parameters of thermal and material processes. The acquisition of LumaSense complements our leading pyrometry solutions with additional fiber optic thermometry for an extended range of semiconductor applications, provides integrated industrial temperature control and metrology applications for both thin films coating and thermal processing, and adds complementary industrial pyrometry and gas sensing technologies to our portfolio of solutions to the semiconductor and industrial markets.

In May 2018, we acquired the electrostatic technology and product line from Monroe Electronics, Inc. located in Lyndonville, New York. The electrostatic detection and measurement instrumentation products serve specific areas of testing and monitoring of ionization systems across a variety of applications. In addition, the non-contact electrostatic voltmeters and field meters complement those of Trek. Production of these electrostatic products has been integrated into Trek’s manufacturing facility in nearby Lockport, New York.

In February 2018, we acquired Trek Holding Co., Ltd ("Trek"), a privately held company with operations in Tokyo, Japan and Lockport, New York. Trek has a 95% ownership interest in its U.S. subsidiary which is also its primary operation. Trek designs, manufactures and sells high-voltage amplifiers, power supplies and generators, high-performance electrostatic measurement instruments and electrostatic discharge (ESD) sensors and monitors to the global marketplace. Trek’s standard and custom-OEM products are used in production and research in aerospace, automotive, electronics, electrostatics, medical, military, nanotechnology, photovoltaic/solar, plasma, semiconductor and test and measurement applications. Trek’s comprehensive portfolio of power supply products strengthens and accelerates Advanced Energy’s growth in high voltage applications.

For additional information, see Note 2. Business Acquisitions in Part II, Item 8 "Financial Statements and Supplementary Data".

Products and Services

PRODUCTS

Our precision power products and solutions are designed to enable new process technologies, improve productivity, lower the cost of ownership, and provide critical power capabilities for our customers. These products must meet demanding requirements in efficiency, flexibility, performance and reliability. We also provide repair and maintenance services for our products.

We principally serve global original equipment manufacturers ("OEM") and end customers in a wide range of semiconductor and industrial technology applications with a broad range of advanced and embedded power products. Our advanced power products are solutions that are designed to deliver precise power, control and measurements of processes used in a diverse set of applications in semiconductor device manufacturing, thin film deposition of advanced materials, thermal power control, instrumentation and gas detection and monitoring. Our embedded power products are solutions designed to provide stable and efficient power in mission critical applications across a variety of industrial technology applications such as telecommunication and networking equipment, servers and storage systems, medical equipment, robotics, motion control and test and measurement equipment.

Our process power solutions include direct current ("DC"), pulsed DC, low frequency alternating current (“AC”), high voltage, and radio frequency ("RF") power supplies, RF matching networks, remote plasma sources for reactive gas applications and RF instrumentation. These solutions are used in a wide range of thin film processes across multiple semiconductor applications and for deposition of advanced materials in adjacent industries such as flat panel display, solar cell manufacturing, thin film coating, and hard coatings.

Our power control modules and thermal instrumentation products are used in the semiconductor and adjacent industries, in which time-temperature cycles affect material properties, productivity, and yield. These products are used in processes such as rapid thermal processing, chemical vapor deposition and crystal growing, which require non-contact temperature measurement. They are also used in many industrial production applications for chemical processing, metal and glass manufacturing, and numerous other general industrial power applications.

Our gas detection and monitoring products are based on proven infrared technologies to detect and analyze gases in a wide range of industrial applications, including automotive, energy, environmental controls, aerospace, medical and research. Our products offer cost-effective online monitoring, allowing our customers to automate manual monitoring or sampling processes that will achieve process efficiency, waste reduction, and lower costs of maintenance.

Our embedded power products are designed to maximize energy conversion efficiency, minimize physical sizes, and to meet a variety of standards, such as IEC 60601-1 for medical equipment or IEC 60950-1 for information technology equipment. Our low-voltage AC-DC and DC-DC power supplies are used in a wide variety of end markets such as data center computing, telecom, networking, medical equipment, and broad industrial electronics. These products feature industry-leading efficiency and density, to maximize performance, lower energy costs, and minimize the form factor. These products target applications where energy usage is high, such as data centers, but also applications that require a highly reliable and rugged design for use in demanding climate conditions, such as a wireless cellular tower.

Our high and lower voltage DC-DC products are designed to meet the demanding requirements of OEMs worldwide. Our DC-DC solutions and custom-built power conversion products offer high and low voltage topology, providing wide input and output operating ranges while retaining excellent stability and efficiencies ranging from benchtop and rackmount systems to micro-size printed circuit board mount modules. The high voltage DC-DC products target applications including semiconductor wafer processing and metrology, electrostatic clamping of substrates, scientific instrumentation, mass spectrometry, and analytical x-ray systems for industrial and analytical applications. The low voltage DC-DC board mounted solutions are designed for a wide range of industrial applications such as healthcare, telecommunications, test and measurement, instrumentation, industrial equipment and distributed power in server and storage systems.

Our big data analytics solution transforms the data acquired from our power delivery systems into useable insights, through a combination of enhanced data sets and advanced analytics. These capabilities allow our customers to maximize performance, reduce costs and improve yield in their manufacturing processes.

GLOBAL SUPPORT

Our global support services group offers in-warranty and out-of-warranty repair services in the regions in which we operate, providing us with revenue opportunities from repair, upgrades and retrofit offerings to our installed base. Our customers continue to pursue low cost of ownership of their capital equipment and are increasingly sensitive to the significant costs of system downtime. They expect suppliers to offer comprehensive local repair service and customer support. In addition to product repairs our customers look for upgrade and retrofit offerings to extend the useable life of their capital equipment for additional technology generations. To meet these market requirements, we maintain a worldwide support organization comprising both direct and indirect activities through partnership with local distributors primarily in the United States ("U.S."), the People’s Republic of China ("PRC"), Japan, South Korea, Taiwan, Israel, Germany, and United Kingdom.

As of December 31, 2015, we discontinued the production, engineering, and sales of our solar inverter product line representing a strategic shift in our business. As such, all inverter revenues, costs, assets and liabilities are reported in Discontinued Operations for all periods presented herein and we currently report as a single unit. However, extended warranties historically sold and reflected as “Deferred Revenue” on our Consolidated Balance Sheets, represent future revenue and service costs to be incurred by our global services group and are reflected as continuing operations for historical periods and future periods. In May of 2019, we divested the US central inverter repair and support business to Bold Renewables. See Note 4. Disposed and Discontinued Operations in Part II, Item 8 "Financial Statements and Supplementary Data."

Markets

Our products compete in markets for high tech applications using capital equipment. The majority of our markets are not generally subject to significant seasonality; however, these markets are cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, government incentives and subsidies, and access to affordable capital. Other factors, such as global economic and market conditions and technological advances in the applications we serve can also have an impact on our financial results, both positively and negatively. For more information related to the markets in which we compete and the current environment in those markets, see Business Environment and Trends in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

SEMICONDUCTOR EQUIPMENT MARKET

Customers in the semiconductor capital equipment market incorporate our products into equipment that make integrated circuits. Our process power conversion products and systems provide the energy to enable thin film plasma-based processes, such as dry etch, strip, chemical and physical deposition. Precise control over the energy delivered to plasma-based processes enables the production of integrated circuits with reduced feature sizes and increased speed and performance. Our high voltage products are used in applications such as ion implant, wafer inspection and metrology, electrostatic measurement, and electrostatic clamping of the wafers. Our thermal instrumentation products measure the temperature of the processed substrate or the process chamber. Our power control modules are used in thermal processing applications and for epitaxial growth of photonics or microelectronic devices. Our remote plasma sources deliver ionized gases for reactive chemical processes used in cleaning, surface treatment, and gas abatement. Our low voltage power products deliver stable, clean, and reliable power and are used in semiconductor Automatic Test Equipment (ATE), wafer processing equipment, back-end assembly equipment, and auxiliary equipment such as wafer handling equipment. Our strategy in the semiconductor market is to expand our content of power related products and grow share.

INDUSTRIAL & MEDICAL MARKETS

Customers in the Industrial & Medical markets incorporate our advanced power, embedded power and measurement products into a wide variety of equipment used in applications such as advanced material fabrication, medical devices, analytical instrumentation, test and measurement equipment, robotics, motor drives and connected light-emitting diodes.

OEM customers design equipment utilizing our process power technologies in a variety of industrial applications including glass coating, glass manufacturing, flat panel displays, photovoltaics solar cell manufacturing, and similar thin film manufacturing, including data storage, and decorative, hard and optical coatings. These applications employ similar technologies to those used in the semiconductor market to deposit films on non-semiconductor substrates. Our strategy around these applications is to leverage our thin film deposition technologies into an expanded set of new materials and applications in adjacent markets.

We serve Industrial & Medical markets with mission-critical power components that deliver high reliability, precise, low noise or differentiated power to the equipment they serve. Examples of products sold into Industrial & Medical markets include high voltage products for analytical instrumentation, and medical equipment, low voltage power supplies used in applications for medical devices, test and measurement, medical lasers, scientific instrumentation and industrial equipment, and power control modules and thermal instrumentation products for material fabrication, processing and treatment. Our gas monitoring products serve multiple applications in the energy market, air quality monitoring and automobile emission monitoring and testing. Our strategy in the Industrial & Medical markets is to grow and expand our addressable market both organically through our global distribution channels and through acquisitions of products and technologies that are complimentary and adjacent to our core power conversion applications.

DATA CENTER COMPUTING MARKETS

As a result of the acquisition of Artesyn in September 2019, we entered the Data Center Computing market with industry-leading products and low-voltage power conversion technologies. We sell to many data center server and storage manufacturers, original design manufacturers of server and storage systems and cloud service providers or hyperscalers, who are designing and deploying their own data center server and storage equipment. Our power systems, power shelves, AC-DC and DC-DC power conversion products feature industry-leading performance and are used in a variety of computing applications such as server rack power, back-up power and CPRS server power supply, including a wide range of standard and custom power solutions used in data center racks, server and storage systems. We offer our customers industry-leading technology with a strong reputation and deep customer relationships. Our strategy in data center computing is to penetrate the growing hyperscale market and leverage our leading capabilities in power density and efficiency to grow share in the broader data center market.

TELECOM & NETWORKING MARKETS

The acquisition of Artesyn in September 2019 brought us a portfolio of products and technologies that are used across the Telecommunications & Networking markets. Our customers include many leading vendors and original design manufacturers of wireless and wireline infrastructure equipment, telecommunication equipment and computer networking. Our products serving telecom and networking applications are differentiated by their rugged design and high reliability, even in harsh outdoor environments. Our wide range of AC-DC power supplies/rectifiers and DC-DC conversion modules are used by leading developers of telecom systems across fixed, mobile and converged network applications. Our products are designed into many wireless infrastructure applications such as remote radio head, RF power amplifier in base stations and multi-access edge computing equipment. In networking, our products are designed into many core and edge networking systems, including gateways, application servers, switches, routers and wireless networking. Our strategy in Telecom & Networking is to target growing applications related to 5G investments, create new designs in next generation computer networking equipment, and leverage our customer relationships and differentiated capability in rugged design to grow market share.

Customers

Our products are sold worldwide to OEMs, integrators, distributors and directly to end users. Our ten largest customers accounted for approximately 57.3% of our sales in 2019, 62.5% of our sales in 2018, and 70.4% of our sales in 2017. We expect that the sale of products to our largest customers will continue to account for a significant percentage of our sales for the foreseeable future.

Applied Materials Inc., our largest customer, accounted for 20.9% of our sales in 2019, 35.9% of our sales in 2018, and 33.5% of our sales in 2017. Lam Research Corp. accounted for 11.2% of our sales in 2019, 15.2% of our sales in 2018, and 23.1% of our sales in 2017. No other customer accounted for greater than 10% of our sales in 2019, 2018, or 2017. The loss of Applied Materials, Inc. or Lam Research Corp. as a customer could have a material adverse effect on our results of operations.

Backlog

Our backlog was approximately $258.9 million at December 31, 2019, a 246.6% increase from $74.7 million at December 31, 2018. Backlog increased primarily due to the Artesyn acquisition, which added new backlog in the Data Center Computing and Telecom & Networking markets and incremental backlog in Industrial & Medical, as well as strengthening demand for semiconductor equipment late in the fiscal year. For more information related to our expectations for the markets we serve, see Business Environment and Trends in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Backlog orders are firm orders scheduled to be filled and shipped in the next 12 months.

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

Marketing, Sales and Distribution

We sell our products through direct and indirect sales channels in North America, Europe and Asia. Our sales operations are primarily located in the United States, the PRC, the United Kingdom, Germany, Israel, Japan, South Korea, India, Singapore, Philippines, Hong Kong, Ireland and Taiwan. In addition to a direct sales force, we have independent sales representatives, channel partners and distributors that support our selling efforts. We maintain customer service offices at many of the locations listed above, as well as other sites near our customers’ locations. We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers.

The following table presents our sales by geographic region for the years ended December 31, 2019, 2018, and 2017. Sales are attributed to individual countries based on customer location (in thousands).

	Years Ended December 31,
	2019		2018		2017
North America	$373,634	47.4%	$372,834	51.8%	$377,347	56.2%
Asia	295,155	37.4	250,574	34.9	221,690	33.1
Europe	119,427	15.1	94,793	13.2	71,796	10.7
Other	732	0.1	691	0.1	179	—
Total	$788,948	100.0%	$718,892	100.0%	$671,012	100.0%

Total sales to all countries outside of the U.S. totaled $467.1 million, $348.1 million, and $295.1 million in the years ended December 31, 2019, 2018, and 2017, respectively.

See Item 1A "Risk Factors" for a discussion of certain risks related to our foreign operations.

Manufacturing

The manufacturing of our products is primarily performed in major sites in the PRC and the Philippines. We have begun pilot production and expect to open an additional major manufacturing site in Penang, Malaysia in 2020. In addition, we perform limited specialty manufacturing for some of our products in the United States of America, United Kingdom, Germany and Denmark. Manufacturing in these locations, primarily the PRC, exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in laws and regulations, government actions, political conditions, and other regional risks including natural disasters and health risks, and an inability to meet customer demands if one of our facilities becomes impaired.

Manufacturing requires raw materials, including a wide variety of mechanical and electrical components, to be manufactured to our specifications. We use numerous companies, including contract manufacturers, to supply parts for the manufacture and support of our products. Although we make reasonable efforts to assure that parts are available from multiple qualified suppliers, some key parts may be obtained from a sole supplier or a limited group of suppliers. We seek to reduce costs and to lower the risks of production and service interruptions, as well as shortages of key parts by:

●	selecting and qualifying alternate suppliers for key parts using rigorous technical and commercial evaluation of suppliers’ products and business processes including testing their components’ performance, quality, and reliability on our power conversion product at our customers’ and their customers’ processes. The qualification process for our process power products, particularly as it pertains to semiconductor customers, follows semiconductor industry standard practices, such as “copy exact”;
●	monitoring the financial condition and overall performance of key suppliers;
●	maintaining appropriate inventories of key parts, including making last time purchases of key parts when notified by suppliers that they are ending the supply of those parts;
●	qualifying new parts on a timely basis and in geographies that reduce costs without degradation in quality;
●	locating certain manufacturing operations in areas that are closer to suppliers and customers; and
●	competitively sourcing parts through electronic bidding tools to ensure the lowest total cost is achieved for the parts needed in our products.

Intellectual Property

We seek patent protection for inventions governing new products or technologies as part of our ongoing research and development. We currently hold 273 United States patents and 341 foreign issued patents, and have 119 patent applications pending in the United States, Europe and Asia. A substantial majority of our patents are related to our process power products and solutions business. Generally, our efforts to obtain international patents have been concentrated in the industrialized countries within Europe and Asia because there are other manufacturers and developers of power conversion and control systems in those countries, as well as customers for those systems for which our intellectual property applies.

Litigation may, from time to time, be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others, or to determine the scope and validity of the proprietary rights of others. See "We are highly dependent on our intellectual property" in Item 1A "Risk Factors."

Competition

The markets we serve are highly competitive and characterized by rapid technological development and changing customer requirements. We face a wide variety of competitors and no single company dominates any of our markets. Significant competitive factors in our markets include product performance, compatibility with adjacent products, price, quality, reliability, and level of customer service and support.

We encounter substantial competition from foreign and domestic companies for each of our product lines. Our list of competitors has increased over the past year due to the acquisition of Artesyn’s Embedded Power business, which competes in different markets and against different competitors. Some of our competitors have greater financial and other resources than we do. In some cases, competitors are smaller than we are, but are well established in specific product niches. Adtec Plasma Tech. Co., Ltd., COMET Holding AG., Daihen Corp., Kyosan Electric Mfg. Co., Ltd., MKS Instruments, Inc., New Power Plasma Co., Ltd. and TRUMPF Hüttinger GmbH + Co. KG. are primary competitors to our power conversion products for semiconductor and thin film processing. Competitors to our low voltage AC-DC and DC-DC embedded power conversion offerings include, but are not limited to ABB Ltd., Acbel Polytech Inc., Cosel Co., Ltd., Delta Electronics, Inc., Flex Ltd., Lite-On Technology Corp., Murata Manufacturing, MEAN WELL Enterprises, TDK-Lambda Americas Inc. and XP Power Ltd. In high voltage DC-DC, our competitors include, but are not limited to Crane Co., Matsusada Precision, Inc., and Spellman High Voltage Electronics Corp. CD Automation, Control Concepts Inc., Eurotherm and Spang Power Electronics offer products that compete with our power control modules. BASF SE., Fluke Corp., LayTec AG. and Photon Control Inc. offer products that compete with our thermal measurement and instrumentation products. Honeywell International, Inc., Morgan Schaffer Ltd., Qualitrol Corp. and Williamson Corp. offer products that compete with our gas detection and monitoring products.

In addition, a focus on local content is causing new competitors to emerge around the world, with strong support from local governments, industry leaders, and investors. Our ability to continue to compete successfully in these markets depends on our ability to make timely introduction of new products and enhancements to existing products, to localize these development and production activities in key world regions close to our customers, and to produce high quality products. We expect our competitors will continue to improve the design and performance of their products and introduce new products with competitive performance characteristics. We believe that we compete effectively with respect to these factors, although we cannot assure that we will be able to compete effectively in the future.

Research and Development

The market for our products is characterized by ongoing technological changes and evolving customer requirements. We believe that continued and timely development of new highly-differentiated products and enhancements to existing products to support end user and OEM requirements is necessary for us to maintain a competitive position in the markets we serve. Accordingly, we continue to devote a significant portion of our personnel and financial resources to research and development projects and seek to maintain close relationships with our key customers and other industry leaders in order to remain responsive to their product requirements now and in the future.

Research and development expenses were $101.5 million in 2019, $76.0 million in 2018, and $58.0 million in 2017, representing 12.9% of our sales in 2019, 10.6% of our sales in 2018, and 8.6% of our sales in 2017.

Employees

As of December 31, 2019, we had a total of 10,917 employees. Our employees are not represented by unions, except for statutory organization rights applicable to our employees in the PRC and Germany. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.

Environmental Matters

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

Available Information

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

ITEM 1A.       RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any of which could cause our results to be adversely impacted and could result in a decline in the value or loss of an investment in our common stock. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties may also impact the accuracy of forward-looking statements included in this Form 10-K and other reports we file with the SEC.

COVID-19 (“Coronavirus”) and the Impact on our Business

As we have grown our locations worldwide, our risk to regional and worldwide viruses and diseases has also grown. For example, the continuing spread in early 2020 of the Coronavirus and related government actions may adversely affect our manufacturing locations in China and worldwide.  If the Coronavirus continues on its current path, we may see adverse impact on our ability (a) to manufacture, test, service and ship our products, (b) to get required materials and sub-assemblies to build and service our products and (c) to staff labor and management for manufacturing, research and development, supply chain, service and administrative operations.  Further, we may experience adverse impact with our global supply chain partners and transportation service providers.  Our customers may also delay orders should our products be included as a subsystem into their systems. The Coronavirus could adversely impact our near-term and long-term revenues, earnings and cash flow and will require expenditures in the short-term to address the current situation in Asia. This situation is developing rapidly, and other impacts may arise that we are not aware of currently.  We have created a rapid response team to mitigate risks we are aware of and as they arise.

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

To meet rapidly changing demand in each of the industries we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain, and motivate and retain key employees. During periods of increasing demand, we must have enough manufacturing capacity and inventory to fulfill customer orders, effectively manage our supply chain, and attract, retain, and motivate a sufficient number of qualified individuals. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition, or results of operations may be materially and adversely affected. For example, following record levels of demand in the first half of 2018, the semiconductor equipment market experienced a decline, and, as a result, Advanced Energy’s revenue from the semiconductor equipment market declined 24.5% during 2019, as compared to 2018. Although the semiconductor equipment market improved during the fourth quarter of 2019, it is unclear at this time if the market will recover to previous levels. In addition, the market may be characterized in the future with more “mini-ramps” rather than sustained growth periods as experienced during 2015-2017. In addition, our Data Center Computing and Telecom Networking markets are characterized by large program investments, which can cause variations in quarterly or annual revenues.

Deterioration of economic conditions could negatively impact our business.

Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of government initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products both in domestic and export markets, or the cost and availability of our needed raw materials and packaging materials, thereby negatively affecting our financial results.

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

In September 2019, we acquired Artesyn Embedded Technologies, Inc.’s (“Artesyn”) Embedded Power business, and we are currently in the early stages of combining Artesyn’s Embedded Power business with our business. The acquisition of Artesyn’s Embedded Power business has significantly increased our embedded power product offerings, increased our exposure to the industrial and medical, datacenter computing, and telecom networking end markets, and significantly increased the number of employees and facilities. We believe there is minimal product overlap between Artesyn’s Embedded Power business and our other acquisitions, including the acquisition of Excelsys Technologies in 2017. To realize the anticipated benefits of the acquisition, we must successfully combine our businesses in an efficient and effective manner and realize our synergy and cost-savings targets. Integrating Artesyn’s Embedded Power business and operations with ours will require significant management attention, efforts and expenditures, and we may not be able to achieve the integration in an effective, complete, timely or cost-efficient manner.

Potential risks related to our acquisition of Artesyn’s Embedded Power business include our ability to:

●	maintain and improve Artesyn’s financial and operating results while integrating and optimizing our combined sales, marketing, manufacturing and corporate administrative organizations;
●	avoid lost revenue due to customer confusion, alienation or misinformation regarding the transaction, and retain and expand Artesyn’s customer base with aligning our sales efforts;
●	avoid lost revenue resulting from the distraction or confusion of our personnel as a consequence of the acquisition and ongoing integration efforts;
●	optimize our combined worldwide manufacturing footprint while utilizing Artesyn’s vertically integrated manufacturing model for a broader set of company products;
●	realize expected synergies and cost savings across the organization while managing our existing businesses, contracts and relationships;
●	successfully eliminate fixed costs previously absorbed by other businesses prior to the transaction;
●	recognize and capitalize on anticipated product sales and technology enhancement opportunities presented by our combined businesses;
●	expand our financial and management controls and reporting systems and procedures to integrate and manage Artesyn;
●	integrate our information technology systems to mitigate cyber-security risks and enable the management and operation of the combined business;
●	effectively manage risks related to Artesyn’s foreign operations, including foreign currency risk, geographic risks, and local employee related risks;
●	integrate Artesyn into our global tax structure and manage the related impact on our current and future tax rates as a result of the acquisition;
●	identify and retain key Artesyn personnel and transition their critical knowledge;
●	adequately familiarize us with Artesyn’s products and technology and certain of its markets and customer base such that we can manage Artesyn’s business effectively;
●	successfully integrate our respective corporate cultures such that we achieve the benefits of acting as a unified company; and
●	meet target deadlines in achieving regulatory compliance.

Other potential risks related to our acquisition of Artesyn’s Embedded Power business include:

●	the assumption of unknown or contingent liabilities, or other unanticipated events or circumstances; and
●	the potential to incur or record significant cash or non-cash charges or write down the carrying value of intangible assets and goodwill obtained in the Artesyn acquisition, which could adversely impact our cash flow or lower our earnings in the period or periods for which we incur such charges or write down such assets.

If we are unable to successfully or timely integrate the operations of Artesyn’s Embedded Power business into our business, we may be unable to realize the revenue growth, synergies, cost-savings and other anticipated benefits resulting from the acquisition and our business could be adversely affected. Additionally, we have incurred and will continue to incur transaction-related costs, including legal, regulatory and other costs associated with implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all. Further, we may not realize the expected benefits from the acquisition. Artesyn’s

Embedded Power business and operations may not achieve the anticipated revenues and operating results. Any of the foregoing risks could materially harm our business, financial condition and results of operations.

Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, could adversely affect our business, financial condition, results of operations, and cash flows, and could significantly reduce stockholder benefits from a change of control event.

As of December 31, 2019, our total debt was $341.3 million, excluding unamortized debt issuance costs, of which $17.5 million was classified as current. We are contractually obligated to make quarterly payments of $4.4 million, plus accrued interest, with any outstanding balance due in September 2024. Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.

Our debt obligations impose financial covenants on us and our subsidiaries that require us to maintain a certain leverage ratio. The financial covenants place certain restrictions on our business that may affect our ability to execute our business strategy successfully or take other actions that we believe would be in the best interests of our Company. These restrictions include limitations or restrictions, among other things, on our ability and the ability of our subsidiaries to:

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

Our debt obligations contain certain customary events of default. Any breach of the covenants or other event of default could cause a default on our debt obligations, which could restrict our ability to borrow under our revolving credit facility. If there were an event of default under certain provisions of our debt arrangements that was not cured or waived, the holders of the defaulted debt may be able to cause all amounts outstanding with respect to the debt instrument, plus any required settlement costs, to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If we are unable to repay, refinance, or restructure our indebtedness as required, or amend the covenants contained in these agreements, the lenders can exercise all rights and remedies available under such outstanding debt instruments or applicable laws or equity. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Significant developments stemming from recent U.S. government actions and proposals concerning tariffs and other economic proposals could have a material adverse effect on us.

Recent U.S. government actions are imposing greater restrictions and economic disincentives on international trade impacting imports and exports. The U.S. government has adopted changes, and intends to adopt further changes, to trade policy and in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has initiated the imposition of additional tariffs on certain foreign goods, including steel and aluminum, semiconductor manufacturing equipment and spare parts thereof. Additionally, the government may also propose export rule changes that lower the percentage of permissible U.S. content for certain non-U.S. manufactured goods being sold to companies on the U.S. Entity List, further restrict the sale of foreign-made goods that are based on U.S. technology, and regulate the use of any U.S. origin content in certain manufacturing equipment used to produce goods for certain companies.

Examples of recent actions are tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce in March 2018, the scope of which increased on Feb. 8, 2020, and a 25% tariff on certain products that originate in China announced by the United States Trade Representative (“USTR”) in June 2018. The USTR also announced in June and July 2018 two additional supplemental lists of products that are subject to tariffs if the goods imported into the United States originate in China, which would increase the cost of imported products. These supplemental lists issued by the USTR added an additional 25% on certain semiconductor equipment and parts originating in China that are sold by us or used in our business in the United States. In August 2018, the second list was made effective with a 25% tariff and in September 2018 the third list was made effective with a 10% tariff, increasing to 25% in May 2019. A fourth list was proposed by USTR in May 2019 for all remaining items originating in China. A portion of the fourth list (“4a”), was made effective September 1, 2019, with an additional tariff of 15%, reduced to 7.5% on February 14, 2020. The remainder of the fourth list (“4b”) was scheduled to have an additional tariff of 15% go into effect on December 15, 2019, however on December 13, 2019, the tariffs for list 4b were suspended after the U.S. announced it would enter into a trade agreement with China (the “Phase 1 Agreement”). The Phase 1 Agreement is expected to have no impact on the tariffs imposed on Company products. Any increase in the cost of importing such goods and parts could decrease our margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary parts, which could have a material adverse effect on our business results, results of operations, or financial condition.

The U.S. Department of Commerce is currently considering proposed rules that decrease the amount of U.S. origin content allowed for non-U.S. manufactured products that are sold to companies on the U.S. Entity List, expand the restrictions on the sale of foreign-made goods that are based on U.S. technology or software, and regulate the use of U.S. origin semiconductor manufacturing equipment that produces semiconductor devices for certain companies. At this time, the potential rule changes are not anticipated to impact the Company’s sales of non-U.S. products; however, the developments in this area are fast-moving and any unpredicted rule changes could adversely affect our business results, operations or financial condition.

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

A significant portion of our operations outside the United States are located in the PRC, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in customs regulations and tariffs, changes in tax policies, changes in PRC laws and regulations, possible expropriation or other

PRC government actions, and unsettled political conditions including potential changes in U.S. policy regarding overseas manufacturing. In addition, Artesyn added a significant additional footprint in both facilities and resources in the PRC. These factors may have a material adverse effect on our operations, business, results of operations, and financial condition. See "We are exposed to risks associated with worldwide financial markets and the global economy" risk factor below.

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

Sales to our customers outside the United States were approximately 59.2% and 48.4% of our total sales for the year ended December 31, 2019 and 2018, respectively. The international acquisitions have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

●	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;
●	our ability to develop and maintain relationships with suppliers and other local businesses;
●	compliance with product safety requirements and standards that are different from those of the United States;
●	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;
●	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;
●	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);
●	the ability to provide enough levels of technical support in different locations;
●	our ability to obtain business licenses that may be needed in international locations to support expanded operations;
●	timely collecting accounts receivable from foreign customers including significant balances in accounts receivable from foreign customers as of December 31, 2019;
●	collection of accounts receivable from foreign customers can also be unexpectedly delayed beyond our payment terms if the project itself is delayed and/or government funded. For example, tariffs and slower growth have impacted certain of our Chinese markets which have delayed projects. If these projects are permanently delayed or cancelled it could have a negative impact on our financial results or projections;
●	changes in tariffs, taxes, and foreign currency exchange rates; and
●	recent protests and rioting in Hong Kong have affected travel in the region and may result in governmental actions that could impact business in the region.

Our profitability and ability to implement our business strategies, maintain market share and compete successfully in international markets will be compromised if we are unable to manage these and other international risks successfully.

Our product lines are manufactured only at a few sites and our sites are not generally interchangeable.

Our power products for the semiconductor industry are manufactured in Shenzhen, PRC. Our high voltage products are manufactured in Ronkonkoma and Lockport, New York, Littlehampton, United Kingdom and Shenzhen, PRC. Our thermal instrumentation products are manufactured in Vancouver, Washington, Santa Clara, California, Littlehampton, United Kingdom and Frankfurt, Germany. Our pyrometry solutions are manufactured in Ballerup, Denmark and Santa Clara, California. Our Telecom & Networking and Data Center Computing products are manufactured in Zhongshan, PRC, Rosario, Philippines and Santa Rosa, Philippines. Some of Artesyn’s Embedded Power business’ products will be contract manufactured by the carved-out former Artesyn consumer group at their Luoding, China facility until September 2020. Each facility is under operating lease and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities which could result in labor or supply chain risks. Each facility manufactures different products, and therefore, is not interchangeable. Natural, uncontrollable occurrences or other operational issues at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. For example, recent concerns regarding the spread of the Coronavirus and related government actions may result in temporary shut-down of our facilities and impact availability of materials supply and manufacturing employees, particularly in our China operations. Any potential losses from such occurrences could significantly affect our relationship with customers, operations and results of operations for a prolonged period. As a result, we are investing in additional production options in Malaysia. We believe this investment will help to mitigate our exposure to regional risks, improve our business continuity profile and lower costs over time.

Our restructuring and other cost reduction efforts have included transitioning manufacturing operations to our facility in Shenzhen from other manufacturing facilities, such as Fort Collins, Colorado and Littlehampton, United Kingdom, which renders us increasingly reliant upon our Shenzhen facility. We have been notified that we will be required to relocate our Shenzhen, PRC manufacturing facility by December 2021. A disruption in manufacturing at our Shenzhen facility, from whatever cause, could have a significantly adverse effect on our ability to fulfill customer orders, our ability to maintain customer relationships, our costs to manufacture our products and, as a result, our results of operations and financial condition. To mitigate these risks, we are investing in a dual manufacturing facility in Penang, Malaysia that will be capable of manufacturing our semiconductor and other products. We have begun pilot production for qualification and expect to open the facility in 2020.

Our evolving manufacturing footprint may increase our risk.

The nature of our manufacturing is evolving as we continue to grow by acquisition. Historically, our principal manufacturing location has been in Shenzhen, PRC; however, we have also added specialized manufacturing at our Littlehampton, United Kingdom, Ballerup, Denmark, Frankfurt, Germany, Ronkonkoma and Lockport, New York and Santa Clara, California facilities. From time to time we may be required to or we may choose to relocate manufacturing or migrate manufacturing of specific products between facilities or to third party manufacturers as part of our cost consolidation efforts. A disruption in supply because of these manufacturing relocations could have a significantly adverse effect on our ability to fulfill customer orders. We have been notified that we will be required to relocate our Shenzhen, PRC manufacturing facility by December 2021. If we do not successfully coordinate the timely manufacturing and distribution of our products during this time, we may have insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs. In addition, we are investing in a second factory in Malaysia to help mitigate business continuity, geopolitical and other risks. If we do not successfully implement this factory it could result in increased expenses and disruption of supply to our customers during the transition period.

In addition, the acquisition of Artesyn’s Embedded Power business added significant vertically integrated manufacturing sites in China and the Philippines. These sites represent large fixed costs which are difficult to flex as economic and other conditions change. If we do not successfully integrate these operations and operate them in an efficient manner, we could experience greater losses in times of revenue reduction.

With the acquisition of Artesyn, our strategy is to optimize and reduce our manufacturing footprint over the next several years primarily in China and the Philippines. Our strategy will require the expenditure on facilities, employee severance and other related operations. If we are not successful in this strategy, we may impact our manufacturing capability and not reduce long-term costs as we had planned.

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

This reliance involves several risks, including the following:

●	the inability to obtain an adequate supply of required parts, components, or subassemblies;
●	supply shortages, if a sole or limited source provider ceases operation;
●	the need to fund the operating losses of a sole or limited source provider;
●	reduced control over pricing and timing of delivery of raw materials and parts, components, or subassemblies;
●	the need to qualify alternative suppliers;
●	suppliers that may provide parts, components or subassemblies that are defective, contain counterfeit goods or are otherwise misrepresented to us in terms of form, fit or function;
●	the inability of our suppliers to develop technologically advanced products to support our growth and development of new products;
●	the impact of geopolitical issues or tariffs that could affect the cost and availability of required parts, components, or subassemblies; and
●	the impact of regional or global health issues and related actions could affect the availability of required parts, components, or subassemblies.

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

We have completed acquisitions in the past and we may acquire other businesses in the future. The success of such transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first entered into the acquisition transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected. Additionally, our efforts to optimize our manufacturing footprint through consolidation and relocation resulting from acquisitions may result in a disruption in our ability to supply our customers which could adversely affect our operations.

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

We may be unable to realize expected benefits from our cost reduction and restructuring efforts

In order to operate more efficiently and control costs, we announce from time to time restructuring plans, which include workforce reductions, global facility optimizations or consolidations and other cost reduction initiatives. These plans are intended to generate operating expense savings through reductions in direct and indirect expenses as well as improved efficiencies. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any future restructuring activities, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted.

Changes in tax laws, tax rates, or mix of earnings in tax jurisdictions in which we do business, could impact our future tax liabilities and related corporate profitability

We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and earnings higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and several other countries are actively considering changes in this regard. The acquisition of Artesyn may change our mix of earnings in various tax jurisdictions and may impact our overall current or future tax rate.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes, regulations, and interpretations of foreign-derived intangible income (FDII), global intangible low-tax income (GILTI) and base erosion and anti-abuse tax laws (BEAT); by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organization for Economic Co-operation and Development (OECD), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject of regular examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events including earthquakes or tsunamis that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. A natural disaster, fire, explosion, public health issue (for example, an outbreak of a pandemic disease such as Coronavirus, avian influenza, measles or Ebola) or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, may materially adversely affect our business, results of operations, or financial condition.

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

We operate in a highly competitive environment where innovation is critical, our future success depends on many factors, including the effective commercialization and customer acceptance of our products and services. The development, introduction and support of a broadening set of products is critical to our continued success. Our results of operations could be adversely affected if we do not continue to develop new products (including software and firmware capabilities), improve and develop new applications for existing products, and differentiate our products from those of competitors resulting in their adoption by customers.

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

We face substantial competition, primarily from established companies, some of which have greater financial, marketing, and technical resources than we do. We expect our competitors will continue to develop new products in direct competition with ours, improve the design and performance of their products, and introduce new products with enhanced performance characteristics including software and firmware capabilities. In order to remain competitive, we must improve and expand our products and product offerings. In addition, we may need to maintain a high level of investment in research and development and expand our sales and marketing efforts, particularly outside of the United States. We might not be able to make the technological advances and investments necessary to remain competitive. If we were unable to improve and expand our products and product offerings, our business, financial condition, and results of operations could be materially and adversely affected.

A significant portion of our sales and accounts receivable are concentrated among a few customers.

Our ten largest customers accounted for 57.3%, 62.5% and 70.4% of our sales for the year ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, sales to Applied Materials, Inc. and Lam Research were $164.7 million and $88.3 million, respectively. During the year ended December 31, 2018 sales to Applied Materials, Inc., and Lam Research were $258.0 million and $109.0 million, respectively.  During the year ended December 31, 2017, sales to Applied Materials, Inc., and Lam Research were $224.8 million and $155.3 million, respectively. A new customer, Nidec Motor Corporation, acquired in connection with the acquisition of Artesyn’s Embedded Power business, had a $38.1 million accounts receivable balance as of December 31, 2019. Applied Material, Inc. had a $36.8 million and $34.3 million accounts receivable balance as of December 31, 2019 and December 31, 2018, respectively. In addition, the Company has several large customers in China dependent on the Chinese government for project funding. A significant decline in sales from these or other large customers, or the Company’s inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.

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

Our customers continually exert pressure on us to reduce our prices and extend payment terms. Given the nature of our customer base and the highly competitive markets in which we compete, we may be required to reduce our prices or extend payment terms to remain competitive. We have recently seen pricing pressure from our largest customers due in part to low-cost competition and market consolidation. As a result of the competitive markets we serve, from time to time we may enter into long term pricing agreements with our largest customers that results in reduced product pricing. Such reduced product pricing may result in product margin declines unless we are successful in reducing our product costs ahead of such price reductions. In addition, our newly acquired business competes in markets that are more price competitive which may include dual or multi sourcing. We believe some of our Asian competitors benefit from local governmental funding incentives and purchasing preferences from end-user customers in their respective countries. Moreover, in order to be successful in the current competitive environment, we are required to accelerate our investment in research & development to meet time-to-market, performance and technology adoption cycle needs of our customers simply in order to compete for design wins, and if successful, receive potential purchase orders. Given such up-front investments we must make and the competitive nature of our markets, we may not be able to reduce our expenses in an amount enough to offset potential margin declines or loss of business and may not be able to meet customer product time-line expectations. The potential decrease in cash flow could materially and adversely impact our financial condition.

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

Our legacy inverter products (of which we discontinued the manufacture, engineering, and sale in December 2015 and which are reflected as Discontinued Operations in this filing) contain components that may contain errors or defects and were sold with original product warranties ranging from one to ten years with an option to purchase additional warranty coverage for up to 20 years. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products or to pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We are experiencing increasing claims from customers and suppliers and increasing litigation related to the legacy inverter product line. We review such claims and vigorously defend against such lawsuits in the ordinary course of our business. We cannot assure that any such claims or litigation brought against us will not have a material adverse effect on our business or financial statements. Our involvement in such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. We also accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in additional expenses in the line "Income (loss) from discontinued operations, net of tax” on our Consolidated Statement of Operations in future periods. We plan to continue supporting inverter customers with service maintenance and repair operations. This includes performing service to fulfill obligations under existing service maintenance contracts. There is no certainty that these can be performed profitably and could be adversely affected by higher than anticipated product failure rates, loss of critical service technician skills, an inability to obtain service parts, customer demands and disputes and cost of repair parts, among other factors. See Note 4. Disposed and Discontinued Operations in Part II, Item 8 "Financial Statements and Supplementary Data" contained herein.

Our products may suffer from defects or errors leading to damage or warranty claims.

Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. In recent years, we have experienced increased warranty costs for our legacy inverter product lines, which is reflected in "Income from discontinued operations, net of income taxes." See Note 4. Disposed and Discontinued Operations in Part II, Item 8 "Financial Statements and Supplementary Data" contained herein.

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

On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union ("EU"). On January 23, 2020, the UK left the EU, which is commonly referred to as "Brexit". The UK and the EU are now in a transitionary period through the end of 2020. Negotiation on the UK’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the UK and the EU, is unclear. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our sales, operations and financial results. Our operations in the UK may be adversely affected by extreme fluctuations in the UK exchange rates. Moreover, the imposition of any import restrictions and duties levied on our UK products as imported for EU customers may make our products more expensive for such customers and less competitive from a pricing perspective.

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

Like many multinational corporations, we maintain a global information technology system, including software products licensed from third parties. The acquisition of Artesyn’s Embedded Power business adds additional information systems that are initially different from current systems. Any system, network or Internet failures, misuse by system users, government intervention, the hacking into or disruption caused by unauthorized access or loss of license rights could disrupt our ability to timely and accurately manufacture and ship products or to report our financial information in compliance with the timelines mandated by the SEC. Any such failure, misuse, hacking, unauthorized access, disruptions or loss would likely cause a diversion of management’s attention from the underlying business and could harm our operations. In addition, a significant failure of our global information technology system could adversely affect our ability to complete an evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

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

Recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation ("GDPR"), effective in the EU starting on May 25, 2018, applies to all our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR creates a range of new compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). Moreover, the China cybersecurity law enacted in 2017 and subsequent regulations and interpretations create compliance and data access risks for multinational corporations such as our Company.

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

Litigation may be necessary to enforce our commercial or property rights, to defend ourselves against claimed violations of such rights of others, or to protect our interests in regulatory, tax, customs, commercial, and other disputes or similar matters. In particular, we have been experiencing increased litigation related to our legacy inverter product line and an adverse court ruling in any of our cases could adversely affect our financial condition and results of operations. Litigation often requires a substantial amount of our management’s time and attention, as well as financial and other resources, including:

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

Return on investments or interest rate declines on plan investments could result in additional unfunded pension obligations for our pension plans.

We currently have unfunded obligations to our pension plans. The extent of future contributions to the pension plan depends heavily on market factors such as the discount rate used to calculate our future obligations and the actual return on plan assets which enable future payments. We estimate future contributions to the plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions. Additionally, a material deterioration in the funded status of the plan could increase pension expenses and reduce our profitability. See Note 17. Pension Liability in Part II, Item 8 "Financial Statements and Supplementary Data" contained herein.

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

As of December 31, 2019, we have $202.9 million of goodwill and $184.0 million in intangible assets. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations and could harm the trading price of our common stock.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. On August 22, 2012, under the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We must perform sufficient due diligence to determine whether such minerals are used in the manufacture of our products. With regard to our acquisition of Artesyn, we will need to complete due diligence over the minerals used in the manufacture of those products. In addition, we incur costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all the components of our products are certified as conflict mineral free.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

Information concerning our principal properties at December 31, 2019 is set forth below:

Location	Principal Activity	Ownership
Denver, CO	Corporate headquarters, general and administrative	Leased
Fort Collins, CO	Research and development, distribution, sales, and service	Leased
Lockport, NY	Manufacturing, distribution, service, and research and development	Leased
Milpitas, CA	Research and development, sales, and service	Leased
Ronkonkoma, NY	Manufacturing, distribution, service, and research and development	Leased
Vancouver, WA	Research and development, manufacturing, distribution, sales, and service	Leased
Georgetown, MA	Sales	Leased
Eden Prairie, MN	Engineering, and research and development	Leased
Tempe, AZ	Sales and administration	Leased
Beijing, China	Sales	Leased
Shanghai, China	Sales and distribution	Leased
Shenzhen, China	Manufacturing, distribution, service, and research and development	Leased
Xian, China	Service	Leased
Zhongshan, China	Manufacturing	Leased
Pune, India	Sales	Leased
Tokyo, Japan	Sales and service	Leased
Seoul, South Korea	Sales and service	Leased/Owned
Bukit Minak, Malaysia	Manufacturing and distribution	Leased
Quezon, Philippines	Engineering, research and development, administration and support	Leased
Rosario, Philippines	Manufacturing	Leased
Santa Rosa, Philippines	Manufacturing	Leased
Singapore, Singapore	Sales and service	Leased
Taipei, Taiwan	Sales, distribution, and service	Leased
Hong Kong, Hong Kong	Distribution and general & administrative	Leased
Ballerup, Denmark	Manufacturing, distribution, sales, service, and research and development	Leased
Erstein, France	Sales	Leased
Metzingen, Germany	Distribution, sales, and service	Leased
Warstein-Belecke, Germany	Research and development, distribution, sales, and service	Leased
Frankfurt, Germany	Manufacturing, distribution, sales, service, and research and development	Leased
Magdeburg, Germany	Manufacturing and distribution	Leased
Cork, Ireland	Sales, service, and research and development	Leased
Caesarea, Israel	Research and development and service	Leased
Villaz-St-Pierre, Switzerland	Research and development	Leased
Littlehampton, United Kingdom	Manufacturing, distribution, sales, service, and research and development	Leased

We consider the properties that we own or lease as adequate to meet our current and future requirements. We regularly assess the size, capability, and location of our global infrastructure and periodically make adjustments based on these assessments.

ITEM 3.           LEGAL PROCEEDINGS

We are presently involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations. An unfavorable decision in patent litigation could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. An unfavorable decision in a collection action against a customer we sold products to, or a claim or counterclaim from a customer related to alleged product failures, could also have a material adverse effect on our financial position or reported results of operations. We are engaged presently in such disputes and legal actions with customers and supplier for the inverter product line. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred, and the amount of the loss can be reasonably estimated. For further information see Note 19. Commitments and Contingencies in Part II, Item 8 “Financial Statements and Supplementary Data.”

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

Our common stock is listed on the NASDAQ Global Select Market under the symbol “AEIS.” At February 28, 2020, the number of common stockholders of record was 303.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock in our history as a public company. We currently intend to retain all future earnings to finance our business or make stock repurchases and do not anticipate paying cash or other dividends on our common stock in the foreseeable future.

Purchases of Equity Securities by the Issuer

In September 2015, our Board of Directors (the “Board”) authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, the Board approved an extension of the share repurchase program to December 2019 from its original maturity of March 2018. In May 2018, the Board approved a $50 million increase in the repurchase authorization.

On December 18, 2019, the Board authorized to remove the expiration date from the repurchase program and increased the balance available for stock repurchase by $25.1 million. As of December 31, 2019, the Company was authorized to repurchase shares of the Company’s common stock of up to a total of $50.0 million.

The following table summarizes the stock repurchase activity for the three months ended December 31, 2019 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	—	$—	—	$24,902
November 1, 2019 - November 30, 2019	—	—	—	24,902
December 1, 2019 - December 31, 2019	—	—	—	50,000
Total	—	$—	—	$50,000

In order to execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. All shares repurchased were executed in the open market, and no shares were repurchased from related parties. Repurchased shares are retired and assumed the status of authorized and unissued shares. Accordingly, the associated cost of the repurchased shares was recognized as a reduction to additional paid-in capital.

Performance Graph

The performance graph below shows the five-year cumulative total stockholder return on our common stock during the period from December 31, 2014 through December 31, 2019. This is compared with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index (PHLX) over the same period. The comparison assumes $100 was invested on December 31, 2014 in Advanced Energy common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Advanced Energy Industries, Inc., the NASDAQ Composite Index,
the PHLX Semiconductor Index and the RDG Semiconductor Composite Index

$350
$300
$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Advanced Energy Industries, Inc.
NASDAQ Composite
PHLX Semiconductor
RDG Semiconductor Composite

(1)	$100 invested on 12/31/2014 in our stock or index, including reinvestment of dividends. Indices and our stock performance are calculated on a calendar year-end basis.

	12/14	12/15	12/16	12/17	12/18	12/19
Advanced Energy Industries, Inc.	$100.00	$119.11	$231.01	$284.73	$181.14	$300.42
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
PHLX Semiconductor	100.00	98.41	137.10	192.69	181.04	295.57
RDG Semiconductor Composite	100.00	91.76	122.76	169.41	153.35	234.06

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Sales, net (1) (2) (3)	$788,948	$718,892	$671,012	$483,704	$414,811
Operating income	$54,388	$171,553	$200,770	$126,857	$106,656
Income from continuing operations before income taxes	$67,194	$172,376	$198,191	$128,076	$105,442
Income from continuing operations, net of income taxes (4)	$56,495	$147,149	$136,101	$116,948	$83,482
Income (loss) from discontinued operations, net of income taxes (5)	$8,480	$(38)	$1,760	$10,506	$(241,968)
Net income (loss)	$64,975	$147,111	$137,861	$127,454	$(158,486)
Income from continuing operations attributable to noncontrolling interest	$34	$86	$—	$—	$—
Net income (loss) attributable to Advanced Energy Industries, Inc.	$64,941	$147,025	$137,861	$127,454	$(158,486)
Earnings per Share:
Continuing Operations:
Basic earnings per share	$1.47	$3.76	$3.42	$2.94	$2.05
Diluted earnings per share	$1.47	$3.74	$3.39	$2.92	$2.03
Discontinued Operations:
Basic earnings (loss) per share	$0.22	$—	$0.04	$0.26	$(5.94)
Diluted earnings (loss) per share	$0.22	$—	$0.04	$0.26	$(5.94)
Net Income (Loss):
Basic earnings (loss) per share	$1.70	$3.76	$3.47	$3.21	$(3.89)
Diluted earnings (loss) per share	$1.69	$3.74	$3.43	$3.18	$(3.89)

Basic weighted-average common shares outstanding	38,281	39,081	39,754	39,720	40,746
Diluted weighted-average common shares outstanding	38,495	39,352	40,176	40,031	41,077
Consolidated Balance Sheets Data:
Total assets	$1,532,406	$816,484	$733,308	$571,529	$462,503
Total long-term liabilities	$534,814	$98,873	$106,548	$84,409	$95,024
(1)	Included in sales for 2019 is $220.3 million related to the acquisition of all outstanding shares of Artesyn as of September 10, 2019.

(2)	Included in sales for 2018 is $17.4 million related to the acquisition of all outstanding shares of LumaSense Technologies Holdings, Inc. as of September 1, 2018 and $21.3 million related to the acquisition of all the outstanding shares of Trek Holding Co. Ltd as of February 2, 2018 and the acquisition of the electrostatic technology and product line from Monroe Electronics, Inc as of May 1, 2018.

(3)	Included in sales for 2017 is $7.6 million related to the acquisition of all the outstanding shares of Excelsys Holding Ltd. as of July 1, 2017.

(4)	We recognized tax expense of $5.7 million, or $0.14 per diluted share, and $72.9 million, or $1.81 per diluted share, for 2018 and 2017, respectively, associated with the impacts of the enactment of the U.S. Tax Cuts and Jobs Act legislation in December 2017. We recognized a tax benefit of $33.8 million, or $0.84 per diluted share, in 2017 related to the continued wind down of our solar inverter business which was discontinued in 2015.

(5)	In 2015, we discontinued the development, sales and distribution of our solar inverter product line.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth below under this caption constitute forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K for additional factors relating to such statements and see “Risk Factors” in Item 1A for a discussion of certain risks applicable to our business, financial condition and results of operations.

This section of this Form 10-K discusses and compares the results of operations for 2019 and 2018. The discussion and analysis comparing the results of operations for 2017 to 2018 are not included in this Form 10-K and can be found within Part II, Item 7, Management’s Discussion and Analysis for Financial Condition and Results of Operations in our 2018 Form 10-K for the fiscal year ended December 31, 2018.

Overview

We design, manufacture, sell, and support power conversion products that transform power into various usable forms. Our highly-engineered, mission-critical, precision power conversion, measurement and control solutions enable innovative complex semiconductor manufacturing processes, power medical equipment, control industrial manufacturing processes, provide high efficiency power to data center equipment and deliver efficient and reliable power to communication infrastructure and to a wide range of industrial equipment. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, and refurbishments and used equipment to companies using our products.

Driven by continuing technology migration and changing customer demands, the markets we serve are constantly changing in terms of advancement in applications, core technology and competitive pressures. New products we design for capital equipment manufacturers typically have a lifespan of five to ten years. Our success and future growth depend on our products being designed into our customers’ new generations of equipment as they develop new technologies and applications. We work with these original equipment manufacturers early in their design cycles to modify, enhance and upgrade our products or design new products that meet the requirements of their new systems. The design win process is highly competitive, and we may win or lose new designs for our existing customers’ or new customers’ next generations of equipment. If existing or new customers do not choose our products as a result of the development, evaluation and qualification efforts related to the design win process, our market share may be reduced, our potential revenues related to the lifespan of our customers’ products, which can be 5-10 years, may not be realized, and our business, financial condition and results of operations may be materially and adversely impacted.

CRITICAL ACCOUNTING ESTIMATES

The preparation of Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported. Note 1. Operations and Summary of Significant Accounting Policies and Estimates in Part II, Item 8 "Financial Statements and Supplementary Data" describes the significant accounting policies used in the preparation of our Consolidated Financial Statements. The accounting positions described below are significantly affected by critical accounting estimates. Such accounting positions require significant judgments, assumptions, and estimates to be used in the preparation of the Consolidated Financial Statements, actual results could differ materially from the amounts reported based on variability in factors affecting these statements.

Defined Benefit Pension Plans

Accounting for pension plans requires that we make assumptions that involve considerable judgment which are significant inputs in the actuarial models that measure our net pension obligations and ultimately impact our earnings. These include the discount rate, long-term expected rate of return on assets, compensation trends, inflation considerations, health care cost trends and other assumptions, as well as determining the fair value of assets in our funded plans. Specifically, the discount rates, as well as the expected rates of return on assets and plan asset fair value determination, are important assumptions used in determining the plans' funded status and annual net periodic pension and benefit costs. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We also, with the help of actuaries, periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. The Company believes the accounting estimates related to our pension plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our net pension and postretirement benefit obligations and related expense.

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

Business Combinations

We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Fair values of assets acquired, and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve property, plant and equipment and intangible assets, including those with indefinite lives. The estimates also include the fair value of contracts including commodity purchase and sale agreements, storage contracts, and transportation contracts. The excess of the purchase price over the net fair value of acquired assets and assumed liabilities is recorded as goodwill, which is not amortized but instead is evaluated for impairment at least annually. Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination.

Inventory

We value our inventory at the lower of cost (first-in, first-out method) or net realizable value. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Our industry is subject to technological change, new product developments, and changes in end-user demand for our products which can fluctuate significantly. Any significant changes in end-user demand, technology or new product developments could have a significant impact on the value of our inventory and our reported operating results.

Warranty Costs

We offer warranty coverage for a majority of our products for periods typically ranging from 12 to 24 months after shipment. We provided warranties on our inverter products for five to ten years and also provided the option to purchase additional warranty coverage up to 20 years. Our standard inverter product warranty expense is reported within discontinued operations. We estimate the anticipated costs of repairing our products under such warranties based on the historical costs of the repairs. The assumptions we use to estimate warranty accruals are reevaluated periodically, in light of actual experience, and when appropriate, the accruals are adjusted. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations. See Note 4. Disposed and Discontinued Operations in Part II, Item 8 "Financial Statements and Supplementary Data" for more information on our discontinued operations and Note 15. Warranties in Part II, Item 8 "Financial Statements and Supplementary Data" for more information.

Contingencies and Legal Reserves

Contingencies and legal reserves are recorded, when probable, using our best estimate of loss. Estimates of loss, when required, are made based on an evaluation of the range of loss related to such matters and where the amount and range can be reasonably estimated. Any such matters are generally resolved over future periods and only when one or more future events occur or fail to occur. Following our initial determination, we regularly reassess and revise the potential liability related to any pending matters as new information becomes available. We disclose pending loss contingencies when the loss is deemed reasonably possible, which requires significant judgment. As a result of the inherent uncertainty of these matters, the ultimate conclusion and actual cost of settlement may materially differ from our estimates. We did not record any significant contingencies or legal reserves during the years ended December 31, 2019 or 2018. See Note 18. Commitments and Contingencies in Part II, Item 8 "Financial Statements and Supplementary Data" for further information.

Goodwill, Intangible and Other Long-Lived Assets

We evaluate the carrying value of our goodwill for impairment at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. Our annual impairment test was performed as of December 31st, the last day of our last fiscal quarter. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations.

The annual impairment test of goodwill may be performed using an assessment of qualitative factors if it is considered more likely than not that goodwill is not impaired. If this qualitative assessment indicates that it is more likely than not that goodwill is impaired, then the next step of impairment testing compares the fair value of a reporting unit to its carrying value. If fair value exceeds carrying value, the we conclude that no goodwill impairment has occurred. Conversely, if carrying value exceeds fair value, we recognize am impairment loss.

We evaluate definite-lived intangible assets and other long-lived assets whenever there is an indicator of impairment. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows . If our expectations of future results and cash flows are significantly diminished, intangible assets, long-lived assets, and goodwill may be impaired and the resulting charge to operations may be material. Changes in these estimates could result in significant revisions to the carrying value of these assets and may result in material charges to our results of operations.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We calculate tax expense consistent with intraperiod tax allocation methodology resulting in an allocation of current year tax expense/benefit between continuing operations and discontinued operations. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We adjust these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that we believe are appropriate, as well as the related net interest and penalties. For more details see Note. 5 Income Taxes in Part II, Item 8 "Financial Statements and Supplementary Data."

On December 22, 2017, the U.S. enacted the Tax Act into law. Due to the complexity and scope of the Tax Act, the SEC issued SAB 118, which provided for a one-year measurement period from the date of enactment in which to complete the associated tax analysis. This analysis included finalization of the transition tax, re-measuring our U.S. deferred tax assets and liabilities based on the reduction of the corporate income tax rate to 21%, as well as reassessing our indefinite reinvestment position. The analysis of the impact of the Tax Act was completed within the SAB 118 measurement period and are included in the results of operations as of December 31, 2019.

Business Environment and Trends

Advanced Energy operates in a single segment structure for power electronics conversion products. The acquisition of Artesyn’s Embedded Power business added additional products and market verticals to our business. Following the acquisition, we have continued to be organized on a global, functional basis in order to achieve the anticipated synergies associated with the acquisition. We operate in four vertical markets or applications and provide revenue information to enable tracking of market trends. We also provide information on an organic basis, which is comprised of the Company without Artesyn and LumaSense, and on an inorganic basis, which consists of Artesyn and LumaSense, to improve comparability during the interim periods.

The demand environment in each of our markets is impacted by various market trends, customer buying patterns, design wins, macro-economic and other factors. In the fourth quarter of 2019 we saw strengthening demand in semiconductor and datacenter computing markets and weakening demand in our telecom networking market. See below for a further discussion of our market trends.

In the beginning of the first quarter of 2020, we began to see an impact of COVID-19 on our operations particularly in China, which has affected both our own workforce and supply chain. This situation is developing rapidly and may continue to affect our operations. See further discussion in Risk Factors above.

SEMICONDUCTOR MARKET

Growth in the semiconductor market is driven by growing integrated circuits (IC) content across many industries, increased demand for processing and storage in advanced applications such as artificial intelligence or autonomous vehicles, and the rapid adoption of advanced mobile connectivity solutions such as 5G, enhancing existing and enabling new wireless applications. To address the long-term growing demand for semiconductor devices, the industry continues to invest in production capacities for advanced logic devices at the 14nm technology node and beyond, the latest memory devices including 3D-NAND, DRAM and new emerging memories such as MRAM, and back-end test and advanced wafer-level packaging. The industry’s transition to advanced technology nodes in logic and

DRAM and to increased layers in 3D memory devices is requiring an increased number of etch and deposition process tools and higher content of our advanced power solutions per tool. As etching and deposition face new challenges such as increasing aspect ratios in advanced 3D devices, more advanced radio frequency (RF) and direct current (DC) technologies are needed, and we are meeting these challenges by providing a broader range of more complex RF and DC power solutions. Beyond etch and deposition processes, the growing complexity at the advanced nodes also drive a higher number of other processes across the fab, including inspection, metrology, thermal, ion implantation, and semiconductor test, where Advanced Energy is actively participating as a critical technology provider. In addition, our global support services group offers comprehensive local repair service, upgrade and retrofit offerings to extend the useable life of our customers’ capital equipment for additional technology generations. The acquisition of Artesyn’s Embedded Power business in September 2019 expanded Advanced Energy’s reach within the Semiconductor Equipment market by targeting back-end test and assembly equipment makers and providing low voltage embedded power content used in auxiliary power applications in semiconductor equipment.

Starting in the second half of 2018 and continuing into the first half of 2019, the semiconductor industry went through a period of weakening equipment investment as a result of slowing growth in end market demand for semiconductor devices, ongoing digestion of equipment capacity, and consumption of existing inventory. In the second half of 2019, demand from the semiconductor equipment markets improved from the first half of 2019 as a result of increased investments in advanced logic and foundry equipment and by increased investment by Chinese fabricators, which drove higher demand for our products. Based on limited visibility, we expect demand from the Semiconductor Equipment markets will continue to improve in 2020. However, it is difficult to determine when or if overall market investment in semiconductor capital equipment will return to first half 2018 levels.

INDUSTRIAL & MEDICAL MARKETS

Customers in the Industrial & Medical markets incorporate our industrial advanced power, embedded power and measurement products into a wide variety of equipment used in applications such as advanced material fabrication, medical devices, analytical instrumentation, test and measurement equipment, robotics, motor drives and connected light-emitting diodes.

OEM customers design equipment utilizing our process power technologies in a variety of industrial applications including glass coating, glass manufacturing, flat panel displays, photovoltaics solar cell manufacturing, and similar thin film manufacturing, including data storage and decorative, hard and optical coatings. These applications employ similar technologies to those used in the semiconductor market to deposit films on non-semiconductor substrates. Our strategy around these applications is to leverage our thin film deposition technologies into an expanded set of new materials and applications in adjacent markets.

Advanced Energy serves Industrial & Medical markets with mission-critical power components that deliver high reliability, precise, low noise or differentiated power to the equipment they serve. Examples of products sold into Industrial & Medical markets include high voltage products for analytical instrumentation, medical equipment, low voltage power supplies used in applications for medical devices, test and measurement, medical lasers, scientific instrumentation and industrial equipment, and power control modules and thermal instrumentation products for material fabrication, processing and treatment. Our gas monitoring products serve multiple applications in the energy market, air quality monitoring and automobile emission monitoring and testing. Our strategy in the Industrial & Medical markets is to grow and expand our addressable market both organically through our global distribution channels and through acquisitions of products and technologies that are complimentary and adjacent to our core power conversion applications.

In 2019 we saw weakening demand for our thin film industrial products driven by macro weakness offset by improvements in medical and other embedded power products and the addition of Artesyn Embedded Power products during the third and fourth quarter of 2019.

DATA CENTER COMPUTING MARKETS

Following the acquisition of Artesyn’s Embedded Power business in September 2019, Advanced Energy entered the Data Center Computing market with industry-leading products and low-voltage power conversion technologies. We sell to many data center server and storage manufacturers, original design manufacturers of server and storage systems, and cloud service providers, or hyperscalers, who are designing and deploying their own data center server and storage equipment. Driven by the growing adoption of cloud computing and increased consumer internet traffic, market demand for server and storage equipment has shifted from enterprise on-premise computing to the data center. This trend drove a strong year of data center investments in 2018, but the industry moderated investments in the first half of 2019 before recovering in the second half of 2019. With a growing presence at both cloud service providers, hyperscalers, and industry-leading data center server and storage vendors, we believe Advanced Energy is well positioned to continue to capitalize on the ongoing shift towards cloud computing. We generated revenue from the Data Center Computing market during the third and fourth quarters of 2019.

TELECOM & NETWORKING MARKETS

The acquisition of Artesyn’s Embedded Power business in September 2019 brought us a portfolio of products and technologies that are used across the Telecom & Networking markets. Our customers include many leading vendors and original design manufacturing of wireless and wireline infrastructure equipment, telecommunication equipment and computer networking. The wireless telecom market continues to evolve with more advanced mobile standards. 5G wireless technology promises to drive substantial growth opportunities for the telecom industry as it enables new advanced applications such as autonomous vehicles and virtual/augmented reality. Telecom service providers have started to invest in 5G, and this trend is expected to drive demand of our products into the Telecom & Networking markets. In networking, demand is driven by networking investments by telecom service providers and enterprises upgrading of their network, as well as cloud data center networking investments. In the third and fourth quarters of 2019, we generated revenue from the Telecom & Networking markets following the acquisition of Artesyn.

Results of Continuing Operations

The analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward, and should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2019	2018
Sales	$788,948	$718,892
Gross profit	315,652	365,607
Operating expenses	261,264	194,054
Operating income from continuing operations	54,388	171,553
Other income (expense), net	12,806	823
Income from continuing operations before income taxes	67,194	172,376
Provision for income taxes	10,699	25,227
Income from continuing operations, net of income taxes	$56,495	$147,149

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Consolidated Statements of Operations:

	Year Ended December 31,
	2019	2018
Sales	100.0%	100.0%
Gross profit	40.0	50.9
Operating expenses	33.1	27.0
Operating income from continuing operations	6.9	23.9
Other income (expense), net	1.6	0.1
Income from continuing operations before income taxes	8.5	24.0
Provision for income taxes	1.4	3.5
Income from continuing operations, net of income taxes	7.2%	20.5%

SALES, NET

The following tables summarize annual sales and percentages of sales, by product line, for each of the years ended 2019 and 2018 (in thousands):

	Years Ended December 31,		Change 2019 v. 2018
	2019	2018	Dollar	Percent
Semiconductor Equipment	$403,018	$533,770	$(130,752)	(24.5)%
Industrial & Medical	245,992	185,122	60,870	32.9
Data Center Computing	91,438	—	91,438	—
Telecom & Networking	48,500	—	48,500	—
Total	$788,948	$718,892	$70,056	9.7%

	Years Ended December 31,
	2019	2018
Semiconductor Equipment	51.1%	74.2%
Industrial & Medical	31.2	25.8
Data Center Computing	11.6	-
Telecom & Networking	6.1	-
Total	100.0%	100.0%

OPERATING EXPENSE

The following table summarizes our operating expense as a percentage of sales for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019		2018
Research and development	$101,503	12.9%	$76,008	10.6%
Selling, general, and administrative	142,555	18.1	108,033	15.0
Amortization of intangible assets	12,168	1.5	5,774	0.8
Restructuring charges	5,038	0.6	4,239	0.6
Total operating expenses	$261,264	33.1%	$194,054	27.0%

2019 Results Compared To 2018

SALES

Total sales for the year ended December 31, 2019 increased 9.7% to $788.9 million from $718.9 million for the year ended December 31, 2018. Revenue in fiscal 2019 benefited from $220.3 million in inorganic sales from the acquisition of Artesyn’s Embedded Power business and $38.0 million associated with our acquisition of LumaSense. Organic sales in fiscal 2019 decreased $170.8 million primarily due to the overall decline in demand in the semiconductor capital equipment market and lower sales of our industrial thin film products due to a weaker overall macroeconomic environment. Sales in fiscal 2018 includes $17.4 million associated with our acquisition of LumaSense.

In 2019, sales to the semiconductor equipment market decreased 24.5% to $403.0 million from $533.8 million in 2018, and decreased to 51.1% of total sales compared to 74.2% of total sales in 2018. The decrease in sales during 2019 is primarily due to an overall decrease in production and demand for semiconductor equipment used in deposition and etch applications, related to advanced memory, and the timing of new technology investment. This was partially offset by strengthening demand for foundry logic equipment late in the fiscal year.

Sales to the industrial & medical markets increased 32.9% to $246.0 million in 2019 from $185.1 million in 2018. Our customers in these markets are primarily global and regional original equipment and device manufacturers. Inorganic growth contributed $111.7 million in 2019, while organic sales in the industrial and medical markets decreased $35.8 million, or 21.1%. The decrease in organic sales was primarily due to slowing macro-economic conditions and lower demand in the consumer hard coating and flat panel display markets impacting our thin film deposition markets partially offset by growth in medical and other embedded power products.

Sales in the data center computing market were $91.4 million in fiscal 2019 and $0.0 million in fiscal 2018. The increase in data center computing sales is due to the addition of new product verticals through inorganic growth.

Sales in the telecom and networking market were $48.5 million in fiscal 2019 and $0.0 million in fiscal 2018. The increase in telecom and networking sales is due to the addition of new product verticals through inorganic growth.

Sales to Applied Materials Inc. and Lam Research Corp., our two largest customers, decreased $114.1 million to $253.0 million, and 31.9% of sales, in 2019 from $367.0 million, and 51.1% of sales in 2018. Our sales to Applied Materials Inc. and Lam Research Corp. included sales for the semiconductor capital equipment market, as well as industrial capital equipment used in the solar and flat panel display markets.

Backlog

Our backlog was $258.9 million at December 31, 2019 as compared to $74.7 million at December 31, 2018. Backlog increased primarily due to the Artesyn acquisition, which added new backlog in the Data Center Computing and Telecom & Networking markets and incremental backlog in Industrial & Medical, as well as strengthening demand for semiconductor equipment late in the fiscal year.

GROSS PROFIT

Gross profit decreased $50.0 million to $315.6 million, or 40.0%, in 2019 as compared to $365.6 million, or 50.9%, in 2018. The decrease in gross profit as a percent of revenue is due primarily to the mix of products from Artesyn, which carry a lower gross margin, as well as the impact of lower volume, organic product mix and higher freight and customs costs. Gross profit in fiscal 2019 includes $44.8 million and $22.7 million, respectively, from our acquisitions of Artesyn and LumaSense. Gross profit in fiscal 2018 includes 8.3 million associated with our acquisition of LumaSense.

OPERATING EXPENSE

Research and Development

We perform research and development of products to develop new or emerging applications, technological advances to provide higher performance, lower cost, or other attributes that we may expect to advance our customers’ products. We believe that continued development of technological applications, as well as enhancements to existing products and related software to support customer requirements, are critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue.

Research and development expenses in 2019 increased $25.5 million to $101.5 million, from $76.0 million in 2018, and increased as a percentage of total revenue to 12.9% in 2019 from 10.6% in 2018. Research and development expenses include $14.2 million and $7.4 million, respectively, from our acquisitions of Artesyn and LumaSense. Research and development expenses in fiscal 2018 include $3.0 million from our acquisition of LumaSense. The increase in research and development expenses is primarily due to increased headcount and material costs as we invest in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs.

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

Selling, general and administrative ("SG&A") expenses increased $34.6 million to $142.6 million in 2019 as compared to $108.0 million in 2018. SG&A expenses include $19.3 million and $11.3 million, respectively, from our acquisitions of Artesyn’s Embedded Power business and LumaSense. SG&A expenses in 2018 include $6.1 million from our acquisition of LumaSense. Organic SG&A expenses increased by $8.4 million for legal, professional, and transition costs primarily related to the acquisition of Artesyn’s Embedded Power business, as well as a $4.2 million increase in allowance for doubtful accounts related to exposure in China as a result of deferred programs due in part to the recent Coronavirus. Excluding these items, SG&A decreased $2.6 million primarily due to reductions in travel, selling expenses and other outside services as we were able to implement certain cost reduction measures while still preserving recent infrastructure investments in personnel and geographic footprint.

Amortization of Intangibles

Amortization expense increased $6.4 million to $12.2 million in 2019 from $5.8 million in 2018. The increase in 2019 is primarily driven by incremental amortization of intangible assets related to our acquisition of LumaSense and Artesyn, which we acquired in September of 2018 and 2019, respectively.

Restructuring

In connection with the restructuring actions management previously put in place to optimize our manufacturing footprint to lower-cost regions, and improvements in operating efficiencies and synergies related to our recent acquisitions including Artesyn, during 2019, we recognized $2.6 million in restructuring charges primarily related to employee termination benefits and recognition of excess lease space as we optimize our facility footprint. During 2019, we paid approximately $5.0 million in severance related costs.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expense), net was $12.8 million in 2019, as compared to $0.8 million in 2018. In May 2019 we sold our central solar inverter repair and service operation and recorded a one-time gain of $14.8 million. Other income (expense) excluding the effect of the sale of the central inverter service and repair business was $2.0 million of expense in 2019 as compared to $0.8 million of income in 2018. The decrease in other income is primarily due to higher interest expenses in the second half of 2019 related to the debt issued in connection with the acquisition of Artesyn’s Embedded Power business.

Provision for Income Taxes

In 2019, we recorded income tax expense for our continuing operations of $10.7 million or an effective tax rate of 15.9%. Income tax expense in 2018 was $25.2 million or an effective tax rate of 14.6%. Included in our 2018 tax expense is $5.7 million of expense associated with finalization of the Tax Act items within the SAB 118 measurement period. After giving consideration to the above item, tax expense in 2018 for our continuing operations would have been $19.5 million or an effective tax rate of 11.3%. The 2019 effective tax rate differs from the federal statutory rate of 21% primarily due to the benefit of tax credits and earnings in foreign jurisdictions which are subject to lower tax rates, offset by additional GILTI tax in the US and withholding taxes.

Discontinued Operations

In December 2015, we completed the wind down of engineering, manufacturing and sales of our solar inverter product line (the "inverter business"). Accordingly, the results of our inverter business have been reflected as “Income (loss) from discontinued operations, net of income taxes” on our Consolidated Statements of Operations for all periods presented herein.

The effect of our sales of the remaining extended inverter warranties to our customers continues to be reflected in deferred revenue in our Consolidated Balance Sheets. Deferred revenue for extended inverter warranties and the associated costs of warranty service will be reflected in Sales and Cost of goods sold, respectively, from continuing operations in future periods in our Consolidated Statement of Operations, as the deferred revenue is earned and the associated services are rendered. Extended warranties related to the inverter product line are no longer offered.

In May 2019, we divested our grid-tied central solar inverter repair and service operation. In conjunction with the divesture, the initial product warranty for the previously sold grid-tied central solar inverters was transferred to the buyer. Accordingly, a gain of $8.6 million net of tax expense of $2.4 million was recognized in Other income (expense) and Provision (benefit) for income taxes, respectively, in our discontinued operations for the year December 31, 2019. Operating income from discontinued operations for the year ended December 31, 2019 and 2018, also includes the impacts of changes in our estimated product warranty liability, the recovery of accounts receivable and foreign exchange gain or (losses).

Income (loss) from discontinued operations, net of income taxes (in thousands):

	Years Ended December 31,
	2019	2018
Sales	$—	$—
Cost of sales	(901)	(88)
Total operating expense	1,022	96
Operating income (loss) from discontinued operations	(121)	(8)
Other income (expense)	10,895	(24)
Income (loss) from discontinued operations before income taxes	10,774	(32)
Provision (benefit) for income taxes	2,294	6
Income (loss) from discontinued operations, net of income taxes	$8,480	$(38)

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

The non-GAAP results presented below exclude the impact of non-cash related charges, such as stock-based compensation and amortization of intangible assets. In addition, they exclude discontinued operations and other non-recurring items such as acquisition-related costs and restructuring expenses, as they are not indicative of future performance. The tax effect of our non-GAAP adjustments represents the anticipated annual tax rate applied to each non-GAAP adjustment after consideration of their respective book and tax treatments and effect of adoption of the Tax Act.

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items (in thousands)	Years Ended December 31,
	2019	2018
Gross profit from continuing operations, as reported	$315,652	$365,607
Adjustments to gross profit:
Stock-based compensation	525	742
Facility expansion and relocation costs	3,891	1,328
Acquisition-related costs	8,290	569
Non-GAAP gross profit	328,358	368,246
Non-GAAP gross margin	41.6%	51.2%

Operating expenses from continuing operations, as reported	261,264	194,054
Adjustments:
Amortization of intangible assets	(12,168)	(5,774)
Stock-based compensation	(6,803)	(8,961)
Acquisition-related costs	(12,002)	(1,726)
Facility expansion and relocation costs	(948)	(518)
Restructuring charges	(5,038)	(4,239)
Non-GAAP operating expenses	224,305	172,836
Non-GAAP operating income	$104,053	$195,410
Non-GAAP operating margin	13.2%	27.2%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items	Years Ended December 31,
	2019	2018
Income from continuing operations, less non-controlling interest, net of income taxes	$56,461	$147,063
Adjustments:
Amortization of intangible assets	12,168	5,774
Acquisition-related costs	20,263	2,295
Facility expansion and relocation costs	4,838	1,846
Restructuring charges	5,038	4,239
Tax Cuts and Jobs Act Impact	—	5,703
Central inverter services business sale	(13,737)	—
Tax effect of non-GAAP adjustments	3,206	(2,344)
Non-GAAP income, net of income taxes, excluding stock-based compensation	88,237	164,576
Stock-based compensation, net of taxes	5,627	7,421
Non-GAAP income, net of income taxes	$93,864	$171,997
Non-GAAP diluted earnings per share	$2.44	$4.37

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

At December 31, 2019, we had $346.4 million in cash, cash equivalents, and marketable securities. We believe that adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.

At December 31, 2019, we had $125.1 million in cash, cash equivalents, and marketable securities held by foreign subsidiaries. As a result of the recent Tax Act, we have provided for U.S. tax on all foreign unremitted earnings. Accordingly, cash related to these unremitted earnings could be repatriated to the U.S. with minimal additional taxes. Additional taxes would include foreign withholding taxes and U.S. state income taxes. During 2018 and 2019, the Company changed its policy regarding indefinite investment of unremitted earnings, and recognized the tax expense associated with this change in election. Consistent with the Company’s capital deployment initiatives, the Company intends to utilize foreign cash to expand our operations through internal growth and strategic acquisitions, provide for service of existing debt, and opportunistically return cash to stockholders.

Credit Facility

In connection with the acquisition of Artesyn’s Embedded Power business in 2019, the Company entered into a credit agreement (“Credit Agreement”) that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”) and a $150.0 million senior unsecured revolving facility (“Revolving Facility”). Both the Term Loan Facility and Revolving Facility mature on September 10, 2024. At December 31, 2019, we had $150.0 million in available funding under the Revolving Facility.

In connection with the entry into the Credit Agreement, the Company terminated its then-existing Loan Agreement, as amended (the "Loan Agreement"), which previously provided a revolving line of credit of up to $150.0 million subject to certain funding conditions. The Company expensed all unused line of credit fees at the time of termination of the Loan Agreement. See Note 22. Credit Facility in Part II, Item 8 "Financial Statements and Supplemental Data" for additional information.

Share Repurchase

On December 18, 2019, the Board of Directors authorized to remove the expiration date to the Company’s common stock share repurchase program and increase the authorized amount by $25.1 million increasing the. authorization to repurchase shares up to a total of $50.0 million. As of December 31, 2019, a total of $50.0 million remained available for future share repurchases. We repurchased 1.7 million shares for $95.1 million and 0.4 million shares for $30.0 million in fiscal 2018 and 2017, respectively. There were no shares repurchased in fiscal 2019.

CASH FLOWS

A summary of our cash provided by and used in operating, investing, and financing activities is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities from continuing operations	$47,899	$151,427
Net cash provided by (used in) operating activities from discontinued operations	493	(156)
Net cash provided by (used in) operating activities	48,392	151,271
Net cash provided by (used in) investing activities from continuing operations	(393,847)	(113,592)
Net cash provided by (used in) financing activities from continuing operations	338,840	(97,134)
EFFECT OF CURRENCY TRANSLATION ON CASH	(1,496)	(1,030)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,111)	(60,485)
CASH AND CASH EQUIVALENTS, beginning of period	354,552	415,037
CASH AND CASH EQUIVALENTS, end of period	346,441	354,552
Less cash and cash equivalents from discontinued operations	—	5,251
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$346,441	$349,301

2019 Compared To 2018

Net cash provided by operating activities

Net cash provided by operating activities in 2019 was $48.4 million, a decrease of $102.9 million, or 68.0% compared to $151.3 million in 2018. The decrease in net cash flows from operating activities was primarily due to overall decreases in sales to the semiconductor equipment market resulting in decreased earnings from continuing operations.

Net cash provided by operating activities in the fourth quarter and full year of 2019 was impacted by net payments due to acquisition related activities and assumed liabilities of approximately $27.0 million, partially offset by receipt of approximately $10.0 million in cash related to the transfer of inventory and other current assets to Smart Global Holdings, Inc. in connection with the completion of the pre-acquisition carve-out of the Embedded Computing business.

Net cash used in investing activities

Net cash used in investing activities in 2019 was $393.8 million, compared to $113.6 million in 2018. In 2019, we used $366.1 million for the acquisition of Artesyn’s Embedded Power business, as compared to $93.8 million used in 2018 to acquire LumaSense, Trek and the electrostatic technology and product line from Monroe Electronics, Inc. Capital expenditures increased $5.0 million from $20.3 million in 2018 to $25.3 million in 2019 to support new facilities and manufacturing operations.

Net cash used in financing activities

Net cash provided by financing activities in 2019 was $338.8 million and included the effect of cash proceeds of $350.0 million, net of financing costs of $2.5 million, from our Term Loan Facility, partially offset by $8.8 million in principal repayments. Net cash used in financing activities in 2018 was $97.1 million, which included $95.1 million for the repurchase of company stock.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table sets forth our future payments due under contractual obligations as of December 31, 2019 (in thousands):

					More
		Less than			than 5
	Total	1 year	1-3 years	3-5 years	years
Debt obligations(1)	$341,250	$17,500	35,000	288,750	—
Interest payments associated with debt obligations(1)	36,555	8,532	15,726	12,297	—
Operating lease obligations(2)	152,778	22,727	33,275	20,387	76,389
Purchase obligations(3)	192,981	192,803	178	—	—
Income tax obligations(4)	11,724	1,117	2,234	4,884	3,489
Pension funding commitment(5)	173,830	6,113	12,712	20,203	134,802
Total	$909,118	$248,792	$99,125	$346,521	$214,680

(1)	Our debt obligations consist of principal and interest repayments due on our Credit Facility based on current interest rates.
(2)	Amounts represent the minimum contractual cash commitments, including the effects of fixed rental escalation clauses and deferred rent, exclusive of certain contingent rents that are not determinable for future periods.
(3)	Our purchase obligations consist of purchase commitments with various manufacturing suppliers to ensure the availability of components.
(4)	Income tax obligations are a result of the Tax Act and include a transition tax on unremitted foreign earnings and profits, of which we have elected to pay the estimated amount over an eight-year period.
(5)	Our pension funding commitments represent the amounts that we are required to pay to fund our pension plans.

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

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 1. Operations and Summary of Significant Accounting Policies and Estimates in Part II, Item 8 "Financial Statements and Supplementary Data."

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

As of December 31, 2019, our investments consisted primarily of certificates of deposit with maturity of less than 1 year. As a measurement of the sensitivity of our portfolio and assuming that our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by a nominal amount.

As of December 31, 2019, we had $341.3 million of borrowings under our Credit Facility at a rate based on a reserve adjusted Eurodollar Rate or a Base Rate plus an applicable margin. Our quarterly commitments of interest payments are impacted by an increase or decrease of interest rate fluctuations. If our $341.3 million in borrowings had been outstanding for the full year ended December 31, 2019, a hypothetical increase of 100 basis points (1%) in interest rates would increase our commitments by $3.4 million.

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

Effect of currency translation on cash

The effect of foreign currency translations on cash had a $1.5 million unfavorable impact for the year ended December 31, 2019 compared to a $1.0 million unfavorable impact for the year ended December 31, 2018. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Danish Krone ("DKK"), Euro ("EUR"), Pound Sterling ("GBP"), Israeli New Shekel ("ILS"), Indian Rupee ("INR"), Japanese Yen ("JPY"), Philippines Peso ("PHP"), South Korean Won ("KRW"), Singapore Dollar ("SGD") and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY.

The change in these key currency rates during the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
From	To	2019	2018
CAD	USD	4.7%	(7.9)%
CHF	USD	1.7%	(0.8)%
CNY	USD	(1.3)%	(5.4)%
DKK	USD	(2.1)%	(4.7)%
EUR	USD	(2.0)%	(4.5)%
GBP	USD	3.5%	(5.6)%
ILS	USD	8.5%	(7.2)%
INR	USD	(2.5)%	(8.2)%
JPY	USD	1.2%	2.4%
KRW	USD	(3.6)%	(4.2)%
PHP	USD	3.5%	N/A
SGD	USD	1.3%	(2.0)%
TWD	USD	N/A	(2.9)%

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Advanced Energy Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Advanced Energy Industries, Inc. (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the acquisition of Artesyn
Description of the Matter

As described in Note 2 to the consolidated financial statements, during the year ended December 31, 2019, the Company completed the acquisition of Artesyn Embedded Technologies, Inc’s Embedded Power business (“Artesyn”) for a total purchase price of $361.3 million. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Artesyn was complex due to the significant estimation required by management in determining the fair value of the identified intangible assets, which primarily consisted of customer relationships of $75.0 million, technology of $28.0 million and tradenames of $21.0 million. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the intangible assets included customer attrition, revenue growth rates, technology obsolescence rates and economic useful lives. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the acquisition. For example, we tested controls over the valuation of intangible assets, including management’s review of the valuation model and underlying assumptions used to develop the estimated fair value of the intangible assets.

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company's valuation methodology and testing the significant assumptions used in the model, as described above, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry and market trends, as well as historical results. We also considered how the significant assumptions, specifically technology obsolescence rates, compared to the Company’s prior acquisitions and to Artesyn’s own products. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

Accounting for income taxes
Description of the Matter

As described in Notes 1 and 5 to the consolidated financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes. Specifically, the Company is entitled to claim US foreign tax credits for taxes paid in international tax paying jurisdictions. The Company is also subject to taxation of global intangible low-taxed income (GILTI) earned by foreign subsidiaries. For the year ended December 31, 2019, the Company’s provision for income taxes was $10.7 million.

Auditing the Company's provision for income taxes, particularly the effects of foreign tax credits and GILTI, was especially challenging because interpretation of the relevant foreign tax regulations and the application of these interpretations to the calculation of the foreign tax credits and GILTI is highly complex.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for income taxes. For example, we tested controls over management’s identification and assessment of changes in applicable tax regulations. We also tested controls over the calculation of the foreign tax credits and GILTI, including review of the completeness and accuracy of the inputs and underlying data.

To test the Company’s provision for income taxes, we performed audit procedures that included, among others, evaluating the Company's assessment of applicable tax regulations and testing the calculation of the provision, including the completeness and accuracy of the underlying data. We also evaluated the Company’s significant assumptions and the completeness and accuracy of the data used to determine the amount of the foreign tax credits and GILTI, including foreign earnings and profits, and tested the accuracy of such calculations. As part of these procedures, we engaged tax subject matter professionals with knowledge of and experience with international and local income tax laws to evaluate the application of these regulations to the Company’s tax positions. We have also evaluated the Company’s income tax disclosures included in Note 5 of the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Denver, Colorado

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Advanced Energy Industries, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Advanced Energy Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Denver, Colorado

February 21, 2019

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$346,441	$349,301
Marketable securities	2,614	2,470
Accounts and other receivable, net of allowances of $7,745 and $1,856, respectively	246,564	100,442
Inventories	230,019	97,987
Income taxes receivable	4,245	2,220
Other current assets	36,825	10,173
Current assets from discontinued operations	30	5,855
Total current assets	866,738	568,448
Property and equipment, net	108,109	31,269
Operating lease right-of-use assets	105,404	—
Deposits and other assets	22,287	6,874
Goodwill	202,932	101,900
Intangible assets, net	184,011	54,910
Deferred income tax assets	42,656	47,099
Non-current assets from discontinued operations	269	5,984
TOTAL ASSETS	$1,532,406	$816,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,671	$39,646
Income taxes payable	9,687	13,258
Accrued payroll and employee benefits	51,545	21,775
Other accrued expenses	40,777	22,999
Customer deposits and other	10,926	7,345
Current portion of long-term debt	17,500	—
Current portion of operating lease liabilities	18,312	—
Current liabilities from discontinued operations	914	5,286
Total current liabilities	320,332	110,309
Long-term debt	321,527	—
Operating lease liabilities	90,538	—
Pension benefits	68,169	19,407
Deferred income tax liabilities	9,952	6,988
Uncertain tax positions	16,055	14,318
Long-term deferred revenue	8,011	29,108
Other long-term liabilities	19,675	18,337
Non-current liabilities from discontinued operations	887	10,715
Total liabilities	855,146	209,182
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 38,358 and 38,164 issued and outstanding, respectively	38	38
Additional paid-in capital	104,849	97,418
Accumulated other comprehensive loss	(5,897)	(3,449)
Retained earnings	577,724	512,783
Advanced Energy stockholders' equity	676,714	606,790
Noncontrolling interest	546	512
Total stockholders’ equity	677,260	607,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,532,406	$816,484

The accompanying notes are an integral part of these Consolidated Financial Statements

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Sales, net:
Product	$678,061	$610,326	$578,650
Services	110,887	108,566	92,362
Total sales, net	788,948	718,892	671,012
Cost of sales:
Product	416,976	298,597	267,587
Services	56,320	54,688	47,044
Total cost of sales	473,296	353,285	314,631
Gross profit	315,652	365,607	356,381
Operating expenses:
Research and development	101,503	76,008	57,999
Selling, general and administrative	142,555	108,033	93,262
Amortization of intangible assets	12,168	5,774	4,350
Restructuring expense	5,038	4,239	—
Total operating expenses	261,264	194,054	155,611
Operating income	54,388	171,553	200,770
Other income (expense), net	12,806	823	(2,579)
Income from continuing operations, before income taxes	67,194	172,376	198,191
Provision for income taxes	10,699	25,227	62,090
Income from continuing operations	56,495	147,149	136,101
Income (loss) from discontinued operations, net of income taxes	8,480	(38)	1,760
Net income	$64,975	$147,111	$137,861
Income from continuing operations attributable to noncontrolling interest	34	86	—
Net income attributable to Advanced Energy Industries, Inc.	$64,941	$147,025	$137,861

Basic weighted-average common shares outstanding	38,281	39,081	39,754
Diluted weighted-average common shares outstanding	38,495	39,352	40,176

Earnings per share:
Continuing operations:
Basic earnings per share	$1.47	$3.76	$3.42
Diluted earnings per share	$1.47	$3.74	$3.39
Discontinued operations:
Basic earnings per share	$0.22	$—	$0.04
Diluted earnings per share	$0.22	$—	$0.04
Net income:
Basic earnings per share	$1.70	$3.76	$3.47
Diluted earnings per share	$1.69	$3.74	$3.43

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$64,975	$147,111	$137,861
Other comprehensive income, net of income taxes
Foreign currency translation	(2,523)	(5,285)	8,305
Unrealized loss on marketable securities	—	—	(2)
Minimum benefit retirement liability	75	(697)	1,163
Comprehensive income	$62,527	$141,129	$147,327
Comprehensive income attributable to noncontrolling interest	34	86	—
Comprehensive income attributable to Advanced Energy Industries, Inc.	$62,493	$141,043	$147,327

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated Other
	Common Stock			Comprehensive Income (Loss)
					Unrealized	Minimum
			Additional	Foreign	Gain (Loss)	Benefit		Non-	Total
			Paid-in	Currency	on Marketable	Retirement	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Translation	Securities	Liability	Earnings	Interest	Equity
Balances, December 31, 2016	39,712	$40	$203,603	$(3,610)	$2	$(3,325)	$195,364	$—	$392,074
Stock issued from equity plans	314	—	(1,316)	—	—	—	—	—	(1,316)
Stock-based compensation	—	—	12,549	—	—	—	—	—	12,549
Stock buyback	(422)	—	(29,993)	—	—	—	—	—	(29,993)
Comprehensive income (loss):
Foreign currency translation	—	—	—	8,305	—	—	—	—	8,305
Unrealized gain on marketable securities	—	—	—	—	(2)	—	—	—	(2)
Minimum benefit retirement liability	—	—	—	—	—	1,163	—	—	1,163
Net income	—	—	—	—	—	—	137,861	—	137,861
Total comprehensive income (loss)	—	—	—	8,305	(2)	1,163	137,861	—	147,327
Balances, December 31, 2017	39,604	$40	$184,843	$4,695	$—	$(2,162)	$333,225	$—	$520,641
Adoption of new accounting standards	—	—	—	—	—	—	32,533	—	32,533
Non-controlling interest from acquisition	—	—	—	—	—	—	—	426	426
Stock issued from equity plans	256	—	(2,005)	—	—	—	—	—	(2,005)
Stock-based compensation	—	—	9,703	—	—	—	—	—	9,703
Stock buyback	(1,696)	(2)	(95,123)	—	—	—	—	—	(95,125)
Comprehensive income (loss):
Foreign currency translation	—	—	—	(5,285)	—	—	—	—	(5,285)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—
Minimum benefit retirement liability	—	—	—	—	—	(697)	—	—	(697)
Net income	—	—	—	—	—	—	147,025	86	147,111
Total comprehensive income (loss)	—	—	—	(5,285)	—	(697)	147,025	86	141,129
Balances, December 31, 2018	38,164	$38	$97,418	$(590)	$—	$(2,859)	$512,783	$512	$607,302
Stock issued from equity plans	194	—	104	—	—	—	—	—	104
Stock-based compensation	—	—	7,327	—	—	—	—	—	7,327
Comprehensive income (loss):
Foreign currency translation	—	—	—	(2,523)	—	—	—	—	(2,523)
Minimum benefit retirement liability	—	—	—	—	—	75	—	—	75
Net income	—	—	—	—	—	—	64,941	34	64,975
Total comprehensive income (loss)	—	—	—	(2,523)	—	75	64,941	34	62,527
Balances, December 31, 2019	38,358	$38	$104,849	$(3,113)	$—	$(2,784)	$577,724	$546	$677,260

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,975	$147,111	$137,861
Income (loss) from discontinued operations, net of income taxes	8,480	(38)	1,760
Income (loss) from continuing operations, net of income taxes	56,495	147,149	136,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,147	13,592	9,424
Stock-based compensation expense	7,327	9,703	12,549
Provision for deferred income taxes	1,015	5,618	28,765
Loss on foreign exchange hedge	—	—	3,489
Discount on notes receivable	1,100	—	—
Gain on sale of central inverter service business	(14,795)	—	—
Net loss on disposal of assets	700	481	122
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	(18,879)	3,445	(7,497)
Inventories	3,687	(11,276)	(19,261)
Other assets	23,544	(2,975)	(1,030)
Accounts payable	(16,094)	(12,618)	1,812
Other liabilities and accrued expenses	(12,486)	(3,239)	7,159
Income taxes	(9,862)	1,547	18,323
Net cash provided by (used in) operating activities from continuing operations	47,899	151,427	189,956
Net cash provided by (used in) operating activities from discontinued operations	493	(156)	(7,255)
Net cash provided by operating activities	48,392	151,271	182,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(95)	(107)
Proceeds from sale of marketable securities	1,742	589	1,903
Acquisitions, net of cash acquired	(366,101)	(93,756)	(17,347)
Issuance of notes receivable	(4,300)	—	—
Purchase of foreign exchange hedge	—	—	(3,489)
Purchases of property and equipment	(25,188)	(20,330)	(9,042)
Net cash provided by (used in) investing activities from continuing operations	(393,847)	(113,592)	(28,082)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings	347,486	—	—
Payments on long-term borrowings	(8,750)	—	—
Purchase and retirement of common stock	—	(95,125)	(29,993)
Net payments related to stock-based award activities	104	(2,009)	(1,314)
Net cash provided by (used in) financing activities from continuing operations	338,840	(97,134)	(31,307)
EFFECT OF CURRENCY TRANSLATION ON CASH	(1,496)	(1,030)	2,208
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,111)	(60,485)	125,520
CASH AND CASH EQUIVALENTS, beginning of period	354,552	415,037	289,517
CASH AND CASH EQUIVALENTS, end of period	346,441	354,552	415,037
Less cash and cash equivalents from discontinued operations	—	5,251	7,754
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$346,441	$349,301	$407,283
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,479	$228	$66
Cash paid for income taxes	18,594	16,190	5,314
Cash received for refunds of income taxes	1,762	1,135	1,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 1.           OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Advanced Energy provides highly-engineered, mission-critical, precision power conversion, measurement and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power from the utility and convert it into various types of highly-controllable usable power that is predictable, repeatable and customizable. We operate in a single segment structure for power electronics conversion products and we operate in four vertical markets or applications to enable tracking of market trends. Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip, chemical and physical deposition, high and low voltage applications such as process control, computing, networking, telecommunication, analytical instrumentation, medical equipment, industrial technology and temperature-critical thermal applications such as material and chemical processing. We also supply related instrumentation products for advanced temperature measurement and control, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for multiple industrial markets. Our network of global service support centers provides local repair and field service capability in key regions as well as provide upgrades and refurbishment services, and sales of used equipment to businesses that use our products. As of December 31, 2015, we discontinued our Inverter production, engineering, and sales product line. As such, all Inverter revenues, costs, assets and liabilities are reported in Discontinued Operations for all periods presented herein. See Note 4. Disposed and Discontinued Operations for more information.

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

Foreign Currency Translation — The functional currency of certain of our foreign subsidiaries is the local currency. Assets and liabilities of these foreign subsidiaries are translated to the United States dollar at prevailing exchange rates at the balance sheet date; revenues and expenses are translated at the average exchange rates in effect for each period. Translation adjustments resulting from this process are reported as a separate component of Other Comprehensive Income.

For certain other subsidiaries the functional currency is the US Dollar. Foreign currency transactions are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates for foreign currency denominated monetary assets and liabilities result in foreign currency transaction gains and losses which are reflected as unrealized (based on period end remeasurement) or realized (upon settlement of the transactions) in other income, net in our Consolidated Statements of Operations.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Fair Value  — We value our financial assets and liabilities using fair value measurements.

U.S. GAAP for fair value establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels of the hierarchy and the related inputs are as follows:

●	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity can access at the measurement date.
●	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
●	Level 3 — Unobservable inputs for the asset or liability.

The Company categorizes fair value measurements within the fair value hierarchy based upon the lowest level of the most significant inputs used to determine fair value. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value as recorded due to the short-term nature of these instruments. The fair value of derivatives is estimated utilizing observable foreign exchange rates adjusted for non-performance credit risk associated with our counterparties. The fair value of contingent consideration and other acquired assets and liabilities associated with the acquisition of Artesyn, are based on Level 3 inputs. There were no transfers of financial assets or liabilities into or from Level 3. The fair value of borrowings approximates the recorded borrowing value based upon market interest rates for similar facilities. See Note 8, Derivative Financial Instruments and Note 22, Credit Facility for additional information.

The Company’s non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value. See Note 12. Goodwill and Note 13. Intangible Assets for further discussion and presentation of these amounts.

Cash, Cash Equivalents, and Marketable Securities — We consider all amounts on deposit with financial institutions and highly liquid investments with an original maturity of three months or less to be cash equivalents, and those with stated maturities of greater than three months as marketable securities. Cash and cash equivalents are highly liquid investments that consist primarily of short-term money market instruments and demand deposits with insignificant interest rate risk and original maturities of three months or less at the time of purchase.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are recorded at net realizable value. We maintain a credit approval process and we make significant judgments in connection with assessing our customers’ ability to pay. Despite this assessment, from time to time, our customers are unable to meet their payment obligations. We continuously monitor our customers’ credit worthiness and use our judgment in establishing a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. For example, in the fourth quarter, we increased our allowance for doubtful accounts by $4.2 million relating to a customer exposure in China resulting from economic softness and funding delays causing uncertainty in large program timing which uncertainty is now exacerbated by the spreading Coronavirus. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of accounts receivable and our future operating results.

Changes in allowance for doubtful accounts are summarized as follows:

	Years Ended December 31,
	2019	2018
Balances at beginning of period	$1,856	$1,748
Additions from acquisition	1,884	416
Additions - charged to expense	4,207	109
Deductions - write-offs, net of recoveries	(202)	(417)
Balances at end of period	$7,745	$1,856

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

Property and Equipment — Property and equipment is stated at cost or estimated fair value if acquired in a business combination. Depreciation is computed over the estimated useful lives using the straight-line method. Estimated useful lives for financial reporting purposes are as follows: buildings, 20 to 40 years; machinery, equipment, furniture and fixtures and vehicles, 3 to 15 years; and computer and communication equipment, 3 years.

Amortization of leasehold improvements is calculated using the straight-line method over the lease term or the estimated useful life of the assets, whichever period is shorter. Leasehold additions and improvements are capitalized, while maintenance and repairs are expensed as incurred.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in other income, net, in our Consolidated Statements of Operations.

Purchase accounting — Business combinations are accounted for using the purchase method of accounting. Under the purchase method, assets and liabilities, including intangible assets, are recorded at their fair values as of the acquisition date. Acquisition costs in excess of amounts assigned to assets acquired and liabilities assumed are recorded as goodwill. Transaction related costs associated with business combinations are expenses as incurred.

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

The estimation of useful lives and expected cash flows requires us to make judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in revisions to our carrying value of these assets and may result in material charges to our results of operations.

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

Debt Issuance Costs — The Company has incurred debt issuance costs in connections it its debt facilities. Amounts paid directly to lenders are classified as issuance costs. Commitment fees and other costs directly associated with obtaining credit facilities are deferred financing costs which are recorded in the Consolidated Balance Sheets and amortized over the term of the facility. The Company allocates deferred debt issuance costs incurred for its current credit facility between the revolver and term loan based on their relative borrowing capacity. Deferred debt issuance costs associated with the revolving credit facility are recorded within other assets and those associated with the term loan are recorded as a reduction of the carrying value of the debt on the Consolidated Balance Sheets. All deferred debt issuance costs are amortized using the effective interest rate method to interest expense within Other income (expense), net on the Company’s Consolidated Statements of Operations. See Note 22. Credit Facility for additional details.

Revenue Recognition — We recognize revenue when we have satisfied our performance obligations which typically occurs when control of the products or services have been transferred to our customers. The transaction price is based upon the standalone selling price. In most transactions, we have no obligations to our customers after the date products are shipped, other than pursuant to warranty obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related cost for shipping and handling fees are recognized in cost of sales. We expense incremental costs of obtaining contracts when the amortization period of the costs is less than 1 year. These costs are included in selling, general, and administrative expenses. Repairs that are covered under our standard warranty do not generate revenue.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

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

Warranty Costs — We provide for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. We offer warranty coverage for a majority of our Precision Power products for periods typically ranging from 12 to 24 months after shipment. We warranted our inverter products for five to ten years and provided the option to purchase additional warranty coverage for up to 20 years. The warranty expense accrued related to our standard inverter product warranties is now considered part of our discontinued operations and is recorded as such on our Consolidated Balance Sheets. See Note 4. Disposed and Discontinued Operations for more information. See Note 15. Warranties for more information on our warranties from continuing operations. We estimate the anticipated costs of repairing our products under such warranties based on the historical costs of the repairs. The assumptions we use to estimate warranty accruals are reevaluated periodically, in light of actual experience, and when appropriate, the accruals are adjusted. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations.

Stock-Based Compensation — Accounting for stock-based compensation requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. We have estimated the fair value of all stock options and awards on the date of grant using the Black-Scholes-Merton pricing model, which is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk-free interest rates and expected dividends. We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. Our expected volatility assumption is based on the historical daily closing price of our stock over a period equivalent to the expected life of the options.

Income Taxes — We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences. A deferred tax asset or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Tax rate changes are reflected in the period such changes are enacted.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

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

Leases — We lease manufacturing and office space under non-cancelable operating leases. Our lease agreements generally contain lease and non-lease components and we combine fixed payments for non-lease components with lease payments and account for them together as a single lease component. Certain lease agreements may contain variable payments, which are expensed as incurred and not included in the right-of-use lease assets and operating lease liabilities.

Right-of-use assets and operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Right-of-use assets also include any prepaid lease payments and lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term.

Commitments and Contingencies — From time to time we are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations in a particular period. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. We accrue loss contingencies when it is probable that a loss has occurred or will occur, and the amount of the loss can be reasonably estimated. Our estimates of probability of losses are subjective, involve significant judgment and uncertainties, and are based on the best information we have at any given point in time. Resolution of

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

these uncertainties in a manner inconsistent with our expectations could have a significant impact on our results of operations and financial condition

NEW ACCOUNTING STANDARDS

New Accounting Standards Adopted

In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income" to give companies the option to reclassify the income tax effects on items within accumulated other comprehensive income resulting from the Tax Act to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. We adopted ASU 2018-02 during the first quarter of fiscal year 2019 which did not materially impact our Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718)", Improvements to Non-employee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. We adopted ASU 2018-07 during the first quarter of fiscal year 2019 which did not materially impact our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within the year of adoption. We adopted ASU 2016-02 using the modified retrospective approach and recorded $38.2 million of operating lease right-of-use assets and $38.4 million of operating lease liabilities as the cumulative-effect in the first quarter of fiscal year 2019. As of December 31, 2019, we had recorded $105.4 million of operating lease right-of-use assets and $108.9 million of operating lease liabilities. The adoption of ASU 2016-02 did not materially impact the Company’s Consolidated Statement of Operations or Consolidated Statement of Cash Flows for the year ended December 31, 2019.

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

New Accounting Standards Issued But Not Yet Adopted

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

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

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. We are currently evaluating the potential impact of this guidance on our financial statements.

NOTE 2.           BUSINESS ACQUISITIONS

2019 Acquisitions

In September 2019, we completed the acquisition of Artesyn pursuant to the Stock Purchase Agreement (“Acquisition Agreement”), as amended, dated May 14, 2019. Pursuant to the Acquisition Agreement, we acquired all of Artesyn’s issued and outstanding shares for a preliminary purchase price of $361.3 million, net of cash acquired, including the assumption of certain liabilities and subject to an adjustment for net working capital. The purchase price included the contingent consideration related to a potential payment back to the seller per the Acquisition Agreement for any tax benefit arising from the utilization of acquired net operating losses through 2021 at the federal income tax rate of 21.0%.  The amount recorded represents our best estimate of the present value of the tax benefit we will achieve utilizing the acquired net operating losses through 2021. In connection with the Acquisition Agreement, we entered into a credit agreement that provided us with aggregate financing of $500.0 million which was used to partially fund the Artesyn acquisition. See Note 22. Credit Facility for additional details related to the credit agreement. Advanced Energy is in the process of finalizing the assessment of fair value for the assets acquired and liabilities assumed related to the Artesyn acquisition.

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

The components of the fair value of the total consideration transferred for the acquisition is as follows:

Cash paid for acquisition	$389,326
Non-cash consideration	2,000
Contingent consideration and working capital adjustments	(6,848)
Total fair value of consideration transferred	384,478
Less cash acquired	(23,225)
Total purchase price	$361,253

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed from the acquisition in 2019:

	Preliminary: September 10, 2019	Measurement Period Adjustments	Preliminary: December 31, 2019
Accounts and other receivable, net	$128,221	$-	$128,221
Inventories	140,678	(900)	139,778
Property and equipment	65,016	(1,984)	63,032
Operating lease right-of-use assets	60,217	(144)	60,073
Goodwill	143,262	(30,222)	113,040
Intangible assets	125,000	(1,000)	124,000
Deferred income tax assets	14,767	(14,767)	—
Other assets	61,511	2,507	64,018
Total assets acquired	738,672	(46,510)	692,162
Accounts payable	144,652	50	144,702
Operating lease liability	59,634	477	60,111
Pension liability	48,494	192	48,686
Deferred income tax liabilities	37,218	(31,372)	5,846
Other liabilities	80,876	(9,312)	71,564
Total liabilities assumed	370,874	(39,965)	330,909
Total fair value of net assets acquired	$367,798	$(6,545)	$361,253

A summary of the intangible assets acquired, amortization method and estimated useful lives are as follows:

		Amortization
	Artesyn	Method	Useful Life
Technology	$28,000	Straight-line	5
Customer relationships	75,000	Straight-line	15
Tradename	21,000	Straight-line	10
Total	$124,000

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

2018 Acquisitions

In September 2018, Advanced Energy acquired LumaSense Technologies Holdings, Inc. ("LumaSense"), a privately held company with primary operations in Santa Clara, California, Frankfurt, Germany, and Ballerup, Denmark for a purchase price of $84.7 million, net of cash acquired.

In May 2018, Advanced Energy acquired the electrostatic technology and product line (“Electrostatic Product Line”) from Monroe Electronics, Inc. ("Monroe"), a privately held electronics manufacturer in Lyndonville, New York for $3.0 million in cash.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

In February 2018, Advanced Energy acquired Trek Holding Co., LTD ("Trek"), a privately held company with operations in Tokyo, Japan and Lockport, New York, for $6.1 million, net of cash acquired. Trek has a 95% ownership interest in its U.S. subsidiary which is also its primary operation.

The components of the fair value of the total consideration transferred for our 2018 acquisitions are as follows:

		Electrostatic
	Trek	Product Line	LumaSense	Total
Cash paid for acquisition	$11,723	$3,000	$94,946	$109,669
Less cash acquired	(5,651)	—	(10,262)	(15,913)
Total purchase price	$6,072	$3,000	$84,684	$93,756

In 2019, Advanced Energy finalized the assessment of fair value for the assets acquired and liabilities assumed related to the LumaSense acquisition. The following table summarizes the fair values of the assets acquired and liabilities assumed from the LumaSense acquisition, including measurement period adjustments.

	Preliminary: December 31, 2018	Measurement Period Adjustments	Adjusted: December 31, 2019
Accounts and other receivable, net	$7,167	$-	$7,167
Inventories	9,372	-	9,372
Property and equipment	1,353	-	1,353
Goodwill	48,032	(11,774)	36,258
Intangible assets	26,000	17,240	43,240
Deferred income tax assets	8,116	(1,785)	6,331
Other assets	5,126	878	6,004
Total assets acquired	105,166	4,559	109,725
Accounts payable	5,734	-	5,734
Deferred income tax liabilities	7,984	3,715	11,699
Other liabilities	6,764	844	7,608
Total liabilities assumed	20,482	4,559	25,041
Total fair value of net assets acquired	$84,684	$-	$84,684

During 2019, we adjusted the estimated values of the assets acquired and liabilities assumed based upon the final valuation report. These adjustments included additional liabilities, changes to deferred taxes and changes in the allocation of excess purchase price between goodwill and intangibles.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The final fair values of the assets acquired and liabilities assumed from our acquisitions in 2018 are as follows:

		Electrostatic
	Trek	Product Line	LumaSense	Total
Accounts and other receivable, net	$2,818	$77	$7,167	$10,062
Inventories	3,941	292	9,372	13,605
Property and equipment	594	50	1,353	1,997
Goodwill	—	1,220	36,258	37,478
Intangible assets	788	1,400	43,240	45,428
Deferred income tax assets	606	—	6,331	6,937
Other assets	854	—	6,004	6,858
Total assets acquired	9,601	3,039	109,725	122,365
Accounts payable	747	39	5,734	6,520
Deferred income tax liabilities	—	—	11,699	11,699
Other liabilities	2,782	—	7,608	10,390
Total liabilities assumed	3,529	39	25,041	28,609
Total fair value of net assets acquired	$6,072	$3,000	$84,684	$93,756

A summary of the intangible assets acquired in 2018, amortization method and estimated useful lives are as follows:

				Method and Useful life
		Electrostatic		Amortization
	Trek	Product Line	LumaSense	Method	Useful Life
Technology	$671	$1,200	$35,530	Straight-line	10 - 15
Customer relationships	117	200	4,360	Straight-line	10
Tradename	—	—	3,350	Straight-line	10
Total	$788	$1,400	$43,240

Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill represents expected operating synergies from combining operations with the acquired companies and the estimated value associated with the enhancements to our comprehensive product lines.

Pro forma results for Advanced Energy Inc. giving effect to the Artesyn Embedded Power Business and LumaSense Technologies Holdings, Inc. Transactions

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

The unaudited pro forma financial information for the year ended December 31, 2019 includes Advanced Energy’s results, including the post-acquisition results of LumaSense, since September 1, 2018 and the post-acquisition results of Artesyn, since September 10, 2019. The unaudited pro forma financial information for the year ended December 31, 2019 and 2018 combines Advanced Energy’s results with the pre-acquisition results of Artesyn and LumaSense for that period.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The following table presents our unaudited pro forma results for the acquisitions of Artesyn and LumaSense:

	Year Ended December 31,
	2019		2018
	As Reported	Pro Forma	As Reported	Pro Forma
Total sales	$788,948	$1,202,790	$718,892	$1,350,037
Net income attributable to Advanced Energy Industries, Inc.	$64,941	$83,104	$147,025	$158,422
Earnings per share:
Basic earnings per share	$1.70	$2.17	$3.76	$4.05
Diluted earnings per share	$1.69	$2.16	$3.74	$4.03

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

Artesyn’s operating results have been included in the Advanced Energy’s operating results for the periods subsequent to the completion of the acquisition on September 10, 2019. During the year ended December 31, 2019, Artesyn contributed total sales of $220.3 million and net income of $7.1 million, including interest and other expense associated with the financing of the transaction.

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

Nature of goods and services

Products

Advanced Energy provides highly engineered, mission-critical, precision power conversion, measurement and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform electrical power into various usable forms. Our power conversion products refine, modify and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our products enable thin film manufacturing processes such as plasma enhanced chemical and physical deposition and etch for various semiconductor and industrial products, industrial thermal applications for material and chemical processes, and specialty power for critical industrial technology applications. We also supply thermal instrumentation products for advanced temperature measurement and control in these markets. As a result of the Artesyn acquisition, we now sell precision power conversion products into the telecom and networking, data center, and additional medical and industrial markets.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

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

As part of our ongoing service business, we satisfy our service obligations under preventative maintenance contracts and extended warranties which had previously been offered on our discontinued inverter products. We record a contract liability for payments received for extended warranties or maintenance plans for which we have not yet provided the services. Revenue under these arrangements is recognized ratably over the underlying terms as we do not have historical information which would allow us to project the estimated service usage pattern at this time.

 In May 2019, we sold our grid-tied central inverter repair and service operation to a third party. In connection with this sale, approximately $22.0 million of deferred revenue related to extended warranties and service contracts, were transferred to the buyer. See Note 4. Disposed and Discontinued Operations below for additional information. Contract liabilities related to our extended warranties and service contracts were $9.2 million as of December 31, 2019 and $33.4 million as of December 31, 2018. We expect to recognize between $0.2 million and $1.0 million per year through 2031.

Disaggregation of Revenue

The following table presents our sales by product line, which includes certain reclassifications to prior comparative periods to conform to our current year presentation:

	Years Ended December 31,
	2019	2018	2017
Semiconductor Equipment	$403,018	$533,770	$554,063
Industrial & Medical	245,992	185,122	116,949
Data Center Computing	91,438	—	—
Telecom & Networking	48,500	—	—
Total	$788,948	$718,892	$671,012

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The following table presents our sales by geographic region:

	Years Ended December 31,
	2019		2018		2017
North America	$373,634	47.4%	$372,834	51.8%	$377,347	56.2%
Asia	295,155	37.4	250,574	34.9	221,690	33.1
Europe	119,427	15.1	94,793	13.2	71,796	10.7
Other	732	0.1	691	0.1	179	—
Total	$788,948	100.0%	$718,892	100.0%	$671,012	100.0%

The following table presents our net sales by extended warranty and service contracts recognized over time and our product and service revenue recognized at a point in time:

	Years Ended December 31,
	2019	2018	2017
Product and service revenue recognized at point in time	$786,918	$715,055	$667,440
Extended warranty and service contracts recognized over time	2,030	3,837	3,572
Total	$788,948	$718,892	$671,012

NOTE 4.           DISPOSED AND DISCONTINUED OPERATIONS

Disposed Operations

In May 2019, we sold our grid-tied central solar inverter services business to Bold Renewables Holdings, LLC (“Buyer”) for $1.00 dollar and assumption of our initial product warranty and our extended warranty service obligations. In connection with this transaction, we entered into a Loan and Security Agreement with the Buyer. Under this agreement, we initially loaned $2.8 million to the buyer at closing and loaned an additional $1.5 million in the fourth quarter of 2019. We have made available an additional $3.75 million that may be borrowed in the future, subject to certain operating and liquidity covenants, for operating needs over the next ten years. The borrowings under the Loan and Security Agreement bear interest at 0% for the first seven years and 5% thereafter. Additionally, the Loan and Security Agreement provides for early payment discounts of 50% during the first three years, 45% for years four and five and 40% thereafter up to 30 days prior to the maturity of the Loan and Security Agreement. A discount on the initial $2.8 million funding under the Loan and Security Agreement of $2.3 million has been recognized as a reduction to the gain recognized on the sale. As a result of the transaction, we reduced our liabilities held in discontinued operations approximately $10.9 million related to initial product warranty and reduced Other liabilities of our continuing operations of approximately $22.0 million related to extended warranty service obligations as well as other assets and liabilities associated with the continuing grid-tied central solar inverter service and repair business. A $14.8 million non-cash gain was recognized in Other income (expense), net from continuing operations and an $8.6 million non-cash gain, net of tax expense of $2.4 million, was recognized in Income from discontinued operations.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

periods in our Consolidated Statement of Operations, as the deferred revenue, is earned and the associated services are rendered. Extended warranties related to the inverter product line are no longer offered.

The significant items included in "Income (loss) from discontinued operations, net of income taxes" are as follows:

	Years Ended December 31,
	2019	2018
Sales	$—	$—
Cost of sales	(901)	(88)
Total operating expense	1,022	96
Operating income (loss) from discontinued operations	(121)	(8)
Other income (expense)	10,895	(24)
Income (loss) from discontinued operations before income taxes	10,774	(32)
Provision (benefit) for income taxes	2,294	6
Income (loss) from discontinued operations, net of income taxes	$8,480	$(38)

Assets and Liabilities of discontinued operations within the Consolidated Balance Sheets are comprised of the following:

	December 31,
	2019	2018
Cash and cash equivalents	$—	$5,251
Accounts and other receivables, net	—	406
Inventories	30	198
Current assets of discontinued operations	30	5,855
Other assets	—	67
Deferred income tax assets	269	5,917
Non-current assets of discontinued operations	269	5,984
Accounts payable and other accrued expenses	—	350
Accrued warranty	914	4,936
Current liabilities of discontinued operations	914	5,286
Accrued warranty	698	10,429
Other liabilities	189	286
Non-current liabilities of discontinued operations	$887	$10,715

NOTE 5.           INCOME TAXES

The geographic distribution of pretax income from continuing operations is as follows:

	Years Ended December 31,
	2019	2018	2017
Domestic	$(20,597)	$22,325	$29,088
Foreign	87,791	150,051	169,103
	$67,194	$172,376	$198,191

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The provision for income taxes from continuing operations is summarized as follows:

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$(9,627)	$1,423	$26,550
State	882	12	601
Foreign	18,429	13,772	9,621
Total current provision	$9,684	$15,207	$36,772
Deferred:
Federal	$3,822	$4,021	$28,297
State	(178)	2,363	(1,000)
Foreign	(2,629)	3,636	(1,979)
Total deferred provision	1,015	10,020	25,318
Total provision for income taxes	$10,699	$25,227	$62,090

The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the years ended December 31, 2019 and December 31, 2018, primarily due to the benefit of tax credits and earnings in foreign jurisdictions which are subject to lower tax rates, offset by additional GILTI tax in the US and withholding taxes.

The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% for the year ended December 31, 2017, primarily due to the benefit related to the wind down of our solar inverter business and earnings in foreign jurisdictions, which are subject to lower tax rates, offset by the impact of U.S. tax reform. The principal causes of the difference between the federal statutory rate and the effective income tax rate for each the years below are as follows:

	Years Ended December 31,
	2019	2018	2017
Income taxes per federal statutory rate	$14,111	$36,199	$69,348
State income taxes, net of federal deduction	10	2,372	1,794
Transition tax - U.S. Tax Reform	—	1,174	61,690
Corporate tax rate changes - U.S. Tax Reform	—	(652)	11,177
Tax benefit associated with inverter business wind down	—	—	(33,837)
Stock based compensation	(97)	(974)	(5,263)
GILTI Tax	8,796	13,064	—
Tax effect of foreign operations	(13,086)	(19,162)	(47,482)
Uncertain tax position	(4,487)	(3,088)	4,948
Unremitted earnings	1,624	2,564	—
Tax credits	(6,280)	(9,844)	(658)
Change in valuation allowance	7,222	(1,306)	841
Withholding taxes	6,500	1,371	—
Other permanent items, net	(3,614)	3,509	(468)
Total provision for income taxes	$10,699	$25,227	$62,090

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following:

	Years Ended December 31,
	2019	2018
Deferred tax assets
Stock based compensation	$1,757	$1,337
Net operating loss and tax credit carryforwards	86,879	38,622
Interest expense limitation	7,620	—
Pension obligation	13,473	3,302
Excess and obsolete inventory	3,217	2,161
Deferred revenue	3,305	6,903
Employee bonuses and commissions	2,537	1,874
Depreciation and amortization	29,015	29,525
Operating lease liabilities	23,451	—
Other	9,685	9,961
Deferred tax assets	180,939	93,685
Less: Valuation allowance	(76,206)	(30,924)
Net deferred tax assets	104,733	62,761
Deferred tax liabilities
Depreciation and amortization	41,549	17,723
Unremitted earnings	4,740	3,529
Operating lease right-of-use assets	22,774	—
Other	2,966	1,267
Deferred tax liabilities	72,029	22,519
Net deferred tax assets	$32,704	$40,242

Of the $32.7 million and $40.2 million net deferred tax asset at December 31, 2019 and 2018, respectively, $42.7 million and $47.1 million is reflected as a net non-current deferred tax asset and $10.0 million and $7.0 million is reflected as a long-term liability at December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company has recorded a valuation allowance on $16.0 million of its U.S. domestic deferred tax assets, largely attributable to acquired federal capital loss carryforwards for which the Company does not have sufficient income in the character to realize that attribute, and state carryforward attributes that are expected to expire before sufficient income can be realized in those jurisdictions. The remaining valuation allowance on deferred tax assets approximates $60.2 million and is associated primarily with operations in Austria, Germany, Hong Kong and Switzerland. As of December 31, 2019, there is not sufficient positive evidence to conclude that such deferred tax assets, presently reduced by a valuation allowance, will be recognized. The December 31, 2019 valuation allowance balance reflects an increase of $45.3 million during the year. The change in the valuation allowance is primarily due to increases from acquired Artesyn positions and current year activity, partially offset by decreases due to foreign exchange movements

As of December 31, 2019, the Company had U.S., foreign and state tax loss carryforwards of $54.4 million, $206.8 million, and $146.2 million, respectively. Additionally, the Company had $40.7 million and $32.9 million of capital loss and interest expense limitation carryforwards, respectively. Finally, the Company had U.S. and state tax credit carryforwards of $3.8 million and $1.8 million, respectively. The U.S. and state net operating losses, tax credits, and interest expense limitation are subject to various utilization limitations under Section 382 of the Internal Revenue Code and applicable state laws. These Section 382 limited attributes have various expiration periods through 2036 or, in

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

the case of the interest expense limitation amount, no expiration period. The majority of the foreign jurisdiction, and $4.6 million of the federal net operating loss carry forwards, have no expiration period.

We operate under a tax holiday in one of our foreign jurisdictions. This tax holiday is in effect through June 30, 2027. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of the tax holiday decreased foreign taxes by $4.0 million and $17.8 million for 2019 and 2018, respectively. The benefit of the tax holiday on earnings per diluted share was $0.12 and $0.47 for 2019 and 2018, respectively.

In the third quarter of 2019, following a review of our operations, liquidity and funding, tax implications of cash repatriation, political risk, and investment opportunities, we determined that the ability to access certain amounts of foreign earnings that were previously indefinitely reinvested would provide greater investment returns, treasury controls, and other working capital needs if repatriated to the U.S. Accordingly, in the third quarter of 2019, we withdrew the permanent reinvestment assertion on $123.9 million of earnings generated by certain of our operations through December 2018. Resulting from this change in permanent reinvestment assertion, the Company recorded a deferred tax liability of $2.9 million related to withholding and state income taxes.

There is no certainty as to the timing of when such foreign earnings will be distributed to the United States in whole or in part.

Certain foreign subsidiary earnings are subject to U.S. taxation under the U.S. Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. We have not provided for U.S. state or foreign income taxes on $26.5 million of our subsidiaries’ undistributed earnings as of December 31, 2019. The $26.5 million of undistributed foreign earnings continue to be reinvested in our foreign operations, as we have determined that these earnings are necessary to support our planned growth and strategic acquisitions in our foreign operations, and as a result, these earnings remain indefinitely reinvested in those operations. In making this decision, we considered cash needs for investing in our existing businesses, currency controls, and the tax cost of cash repatriation. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

We account for uncertain tax positions by applying a minimum recognition threshold to tax positions before recognizing these positions in the financial statements. The reconciliation of our total gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$13,162	$15,990	$11,401
Additions based on tax positions taken during a prior period	484	94	1,258
Additions based on tax positions taken during a prior period - acquisitions	4,479	757	—
Additions based on tax positions taken during the current period	—	—	4,433
Reductions based on tax positions taken during a prior period	(4,295)	(153)	—
Reductions related to a lapse of applicable statute of limitations	(821)	(3,144)	(1,102)
Reductions related to a settlement with taxing authorities	—	(382)	—
Balance at end of period	$13,009	$13,162	$15,990

The unrecognized tax benefits of $13.0 million, if recognized, will impact the Company’s effective tax rate. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We had $3.0 million and $1.2 million of accrued interest and penalties at December 31, 2019 and 2018, respectively. We expect the total amount of tax contingencies will decrease by approximately $3.5 million in 2020 based on statute of limitation expiration.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

With few exceptions, the Company is no longer subject to federal, state or foreign income tax examinations by tax authorities for years before 2016.

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

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Income from continuing operations	$56,495	$147,149	$136,101
Income from continuing operations attributable to noncontrolling interest	34	86	—
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$56,461	$147,063	$136,101

Basic weighted-average common shares outstanding	38,281	39,081	39,754
Assumed exercise of dilutive stock options and restricted stock units	214	271	422
Diluted weighted-average common shares outstanding	38,495	39,352	40,176
Continuing operations:
Basic earnings per share	$1.47	$3.76	$3.42
Diluted earnings per share	$1.47	$3.74	$3.39

The following stock options and restricted units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Years Ended December 31,
	2019	2018	2017
Restricted stock units	—	2	—

Share Repurchase

In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our common stock over a thirty-month period. In November 2017, our Board of Directors approved an extension of the share repurchase program to December 2019 from its original maturity of March 2018. In May 2018, our Board of Directors approved a $50 million increase in its authorization to repurchase shares of our common stock under this same program.

 On December 18, 2019, the Board of Directors authorized to remove the expiration date to the Company’s share repurchase program and increase the authorized amount by $25.1 million. As of December 31, 2019, the Company is authorized to repurchase shares of the Company’s common stock of up to a total of $50.0 million.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

In order to execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. During the years ended December 31, 2019, 2018 and 2017 the Company has repurchased the following shares of common stock:

	Years Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Amount paid to repurchase shares	$—	$95,125	$29,993
Number of shares repurchased	—	1,696	422
Average repurchase price per share	$—	$56.07	$71.07

NOTE 7.           MARKETABLE SECURITIES

As of December 31, 2019, and December 31, 2018, our marketable securities consisted of certificates of deposit and, due to their short-term nature, the fair value of these securities approximated their carrying values which were $2.6 million and $2.5 million at December 31, 2019 and 2018, respectively.

The maturities of our certificates of deposit as of December 31, 2019 ranged from March 18, 2020 to October 17, 2020.

The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of December 31, 2019, we do not believe any of the underlying issuers of our marketable securities are at risk of default.

NOTE 8.           DERIVATIVE FINANCIAL INSTRUMENTS

We are impacted by changes in foreign currency exchange rates. We may manage these risks through the use of derivative financial instruments, primarily forward contracts with banks. During the years ended December 31, 2018 and 2017, we entered into foreign currency exchange forward contracts to manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do economically offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one-month periods. We did not have any currency exchange rate forward contracts outstanding as of December 31, 2019 and 2018. At December 31, 2017, we had outstanding Euro and Pound Sterling forward contracts.

The notional amount of foreign currency exchange forward contracts outstanding at December 31, 2017 was $16.3 million and the fair value of these contracts was not significant at December 31, 2017.

During the years ended December 31, 2019, 2018, and 2017, the gains and losses recorded related to the foreign currency exchange rate forward contracts are as follows:

	Years Ended December 31,
	2019	2018	2017
Foreign currency loss from foreign currency exchange rate forward contracts	$—	$(750)	$(1,438)

These gains and losses were offset by corresponding foreign currency gains and losses on the related intercompany debt and both are included as a component of Other income (expense), net, in our Consolidated Statements of Operations.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

During the first quarter of 2017, we entered into a foreign currency exchange rate forward contract at a cost of $3.5 million, to mitigate the exchange rate risk associated with a planned offshore acquisition which was not consummated. The hedge expired upon maturity in the first quarter of 2017. The cost of the forward contract is recorded as a component of Other income (expense), net in our Consolidated Statement of Operations.

NOTE 9.           ACCOUNTS AND OTHER RECEIVABLE

Accounts and other receivable are recorded at net realizable value. Components of accounts and other receivable, net of reserves, are as follows:

	December 31,	December 31,
	2019	2018
Amounts billed, net	$227,528	$80,709
Unbilled receivables	19,036	19,733
Total receivables, net	$246,564	$100,442

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

NOTE 10.           INVENTORIES

Our inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows:

	December 31,
	2019	2018
Parts and raw materials	$134,816	$76,647
Work in process	10,269	6,644
Finished goods	84,934	14,696
Total	$230,019	$97,987

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 11.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following:

	December 31,
	2019	2018
Buildings and land	$1,693	$1,737
Machinery and equipment	108,945	41,330
Computer and communication equipment	29,106	24,051
Furniture and fixtures	4,119	3,203
Vehicles	262	282
Leasehold improvements	33,041	20,593
Construction in process	9,089	867
	186,255	92,063
Less: Accumulated depreciation	(78,146)	(60,794)
Property and equipment, net	$108,109	$31,269

Depreciation expense is recorded in continuing operations and allocated within Cost of Sales, Research and development expense and Selling, general and administrative expense in our Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2019	2018	2017
Depreciation expense	$13,979	$7,818	$5,074

NOTE 12.           GOODWILL

The following summarizes the changes in goodwill during the years ended December 31, 2019 and 2018:

December 31, 2017	$53,812
Measurement period adjustments to preliminary purchase price allocation	—
Additions from acquisition	49,252
Foreign currency translation	(1,164)
December 31, 2018	101,900
Measurement period adjustments to preliminary purchase price allocation	(41,996)
Additions from acquisition	143,262
Foreign currency translation	(234)
December 31, 2019	$202,932

Adjustments are the result of finalizing the LumaSense acquisition purchase price allocation along with measurement period adjustments to the purchase price allocation from the Artesyn acquisition with the residual adjustments getting recorded to goodwill.

Additions are the result of our acquisition of Artesyn during the year ended December 31, 2019 and our acquisitions of LumaSense, Trek and Monroe’s electrostatic technology and product line during the year ended December 31, 2018, as described in Note 2. Business Acquisitions.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 13.           INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2019 and 2018:

	Gross Carrying	Accumulated	Net Carrying
December 31, 2019	Amount	Amortization	Amount
Technology	$83,368	$(14,250)	$69,118
Customer relationships	108,995	(18,197)	90,798
Trademarks and other	26,888	(2,793)	24,095
Total	$219,251	$(35,240)	$184,011

	Gross Carrying	Accumulated	Net Carrying
December 31, 2018	Amount	Amortization	Amount
Technology	$39,879	$(7,927)	$31,952
Customer relationships	35,509	(13,484)	22,025
Trademarks and other	2,501	(1,568)	933
Total	$77,889	$(22,979)	$54,910

At December 31, 2019, the weighted average remaining useful life of intangibles subject to amortization was approximately 11.2 years.

Amortization expense related to intangible assets is as follows:

	Years Ended December 31,
	2019	2018	2017
Amortization expense	$12,168	$5,774	$4,350

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2020	$20,109
2021	20,009
2022	19,745
2023	19,727
2024	16,888
Thereafter	87,533
Total	$184,011

NOTE 14.           RESTRUCTURING COSTS

During the year ended December 31, 2019, we recorded a total pre-tax charge of $5.0 million for severance and facility relocation associated with our manufacturing footprint consolidation and optimization, acquisition integration, and reorganization for business efficiency improvement. For the year ended December 31, 2018, we recorded total severance and related costs of $4.2 million. The cumulative costs recognized under this restructuring plan are $9.3 million.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The table below summarizes the restructuring charges for the years ended:

			Cumulative Cost
			Through December 31,
	2019	2018	2019
Severance and related charges	$3,041	$4,239	$7,280
Facility relocation and closure charges	1,996	—	1,996
Total restructuring charges	$5,038	$4,239	$9,277

The following table summarizes our restructuring liabilities at December 31, 2019:

		Cost
		Incurred	Cost Paid	Effect of
	Balance at	and	or	Changes in	Balance at
	December 31,	Charged to	Otherwise	Exchange	December 31,
	2018	Expense	Settled	Rates	2019
Total restructuring liabilities	$3,806	$5,038	$(6,673)	$1	$2,172

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

Our estimated warranty obligation is included in Other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation are as follows:

	Years Ended December 31,
	2019	2018	2017
Balances at beginning of period	$2,084	$2,312	$2,329
Warranty acquired in business combinations	4,818	305	118
Increases to accruals	1,752	1,606	2,029
Warranty expenditures	(2,249)	(2,127)	(2,184)
Effect of changes in exchange rates	8	(12)	20
Balances at end of period	$6,413	$2,084	$2,312

NOTE 16.    LEASES

The Company adopted authoritative guidance related to leases effective January 1, 2019 using the modified retrospective method. The comparative information presented in the Consolidated Financial Statements was not restated and is reported under the accounting standards in effect for the periods presented. See the section Leases in Note 1. Operations and Summary of Significant Accounting Policies and Estimates for a discussion of the significant changes resulting from adoption of the guidance.

The Company’s leases consist primarily of manufacturing and office space under non-cancelable operating leases expiring at various dates through 2033. Leases with an original term of twelve months or less are not reported in the Consolidated Balance Sheet; expense for these short-term leases is recognized on a straight-line basis over the lease term. Most leases include one or more options to renew. The exercise of these renewal options is at the Company’s

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

discretion. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in the lease term, the right-of-use assets and lease liabilities.

Due to the Company’s centralized treasury function, the Company utilizes a portfolio approach to discount its lease obligations. The Company assesses the expected lease term at lease inception and discounts the lease using a fully secured annual incremental borrowing rate, adjusted for time value corresponding with the expected lease term.

New leases are negotiated and executed to meet business objectives on an on-going basis. During the first fiscal quarter of 2020, we expect to record additional right of use assets and related liabilities for facilities in Fort Collins, Colorado, USA. The lease extensions in Fort Collins, Colorado commenced in January 2020 and extended the expected lease terms to 16 years; the right of use asset and operating lease liability recorded at commencement will be $21.8 million.

Components of operating lease cost were as follows:

Year Ended
December 31, 2019
Operating lease cost	$11,052
Short-term and variable lease cost	4,726
Total operating lease cost	$15,778

Maturities of our lease liabilities for all operating leases at December 31, 2019 are as follows:

Year Ending December 31,
2020	$22,351
2021	19,771
2022	13,503
2023	10,786
2024	9,601
Thereafter	56,355
Total lease payments	132,367
Less: Interest	(23,517)
Present value of lease liabilities	$108,850

Other information related to leases, including supplemental cash flow information, consists of:

Year Ended
December 31, 2019
Weighted average remaining lease term (in years)	7.50
Weighted average discount rate	4.05%
Cash paid for operating leases	$12,101
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$84,551

(1)	Included in 2019 are the right-of-use assets of $60.1 million obtained in connection with the acquisition of Artesyn in September 2019. See Note 2. Business Combinations for more details.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Comparative Information as Reported Under Previous Accounting Standards

The following comparative information is reported based upon previous accounting standards in effect for the periods presented.

Future minimum lease payments under operating leases were:

Year Ending December 31,
2019	$9,093
2020	7,561
2021	6,938
2022	3,862
2023	3,448
Thereafter	18,349
Total lease payments	$49,251

Rent expense for operating leases was approximately $7.4 million and $6.5 million during the years ended December 31, 2018 and 2017, respectively.

NOTE 17.           EMPLOYEE RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Defined Contribution Plans

We have a 401(k) profit-sharing and retirement savings plan covering substantially all full-time U.S. employees. Participants may defer up to the maximum amount allowed as determined by law. Participants are immediately vested in their contributions. Profit-sharing contributions to the plan, which are discretionary, are approved by the Board of Directors. Vesting in the profit-sharing contribution account is based on years of service, with most participants fully vested after four years of credited service. For the years ended December 31, 2019, 2018, and 2017 our contribution for participants in our 401(k) plan was based on matching 50% of contributions made by employees up to 6% of the employee’s compensation.

During the years ended December 31, 2019, 2018, and 2017 we recognized total defined contribution plan costs of $1.6 million, $1.4 million, and $1.1 million, respectively.

Defined Benefit Plan

We maintain defined benefit pension plans for certain of our non-U.S. employees in the U.K., Germany, and Philippines. Each plan is managed locally and in accordance with respective local laws and regulations.

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

In connection with the acquisition of Artesyn in September of 2019, the Company acquired certain pension plans and, as a result, started including the related balances in its Consolidated Balance Sheets at December 31, 2019 and the expenses attributable to these plans for the period from September 10, 2019 to December 31, 2019 in its Consolidated Statement of Operations. See Note 2. Business Acquisitions for more details on this transaction.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The information provided below includes one pension plan which is part of discontinued operations. As such, all related liabilities and expenses are reported in discontinued operations in the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations for all periods presented.

The Company’s projected benefit obligation and plan assets for defined benefit pension plans at December 31, 2019 and 2018 and the related assumptions used to determine the related liabilities are as follows:

	Years Ended December 31,
	2019	2018
Projected benefit obligation, beginning of year	$33,178	$34,498
Acquisition	48,350	1,063
Service cost	272	841
Interest cost	1,211	802
Actuarial loss	(193)	(988)
Benefits paid	(1,779)	(1,113)
Translation adjustment	2,223	(1,925)
Projected benefit obligation, end of year	$83,262	$33,178
Fair value of plan assets, beginning of year	$13,433	$14,181
Acquisitions	102	981
Actual return on plan assets	380	675
Contributions	644	828
Benefits paid	(1,176)	(1,086)
Actuarial gain	1,064	(1,357)
Translation adjustment	456	(789)
Fair value of plan assets, end of year	$14,903	$13,433
Funded status of plan	$(68,359)	$(19,745)

The components of net periodic pension benefit cost recognized in our Consolidated Statements of Operations for the periods presented are as follows:

	Years Ended December 31,
	2019	2018	2017
Service cost	$272	$841	$—
Interest cost	1,211	802	809
Expected return on plan assets	(615)	(665)	(597)
Amortization of actuarial gains and losses	411	478	503
Net periodic pension cost	$1,279	$1,456	$715

Assumptions used in the determination of the net periodic pension cost are:

	Years Ended December 31,
	2019	2018	2017
Discount rate	2.7%	2.8%	2.6%
Expected long-term return on plan assets	4.6%	4.8%	4.8%

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The fair value of the Company’s qualified pension plan assets by category for the years ended December 31, are as follows:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Multi-Asset Fund	$—	$4,825	$—	$4,825
Diversified Growth Fund	—	4,855	—	4,855
Index-Linked Gilts	—	1,934	—	1,934
Corporate Bonds	—	2,090	—	2,090
Insurance Contracts	—	—	1,045	1,045
Cash	154	—	—	154
Total	$154	$13,704	$1,045	$14,903

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Multi-Asset Fund	$—	$4,570	$—	$4,570
Diversified Growth Fund	—	4,650	—	4,650
Index-Linked Gilts	—	2,044	—	2,044
Corporate Bonds	—	2,044	—	2,044
Insurance Contracts	—	—	72	72
Cash	53	—	—	53
Total	$53	$13,308	$72	$13,433

At December 31, 2019 our plan’s assets of $14.9 million were invested in five separate funds including a multi-asset fund (32.4%), a diversified growth fund (32.6%), an index-linked gilt (13.0%), corporate bonds (14.0%), and insurance contracts (7%). The asset and growth funds aim to generate an ‘equity-like’ return over an economic cycle with significantly reduced volatility relative to equity markets and have scope to use a diverse range of asset classes, including equities, bonds, cash and alternatives, e.g. property, infrastructure, high yield bonds, floating rate debt, private, equity, hedge funds and currency. The bond fund and gilt fund are invested in index-linked gilts and corporate bonds. These investments are intended to provide a degree of protection against changes in the value of our plan’s liabilities related to changes in long-term expectations for interest rates and inflation expectations.

Expected future payments under defined benefit pension plans, based on foreign exchange rates as of December 31, 2019, are as follows:

Expected Future Benefit Payments
2020	$6,113
2021	7,039
2022	5,673
2023	5,716
2024	14,487
Thereafter	134,802

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 18.           STOCK-BASED COMPENSATION

As of December 31, 2019, we had two active stock-based incentive compensation plan: the 2017 Omnibus Incentive Plan and the Employee Stock Purchase Plan (“ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. Our stock plans are administered by the Board of Directors Compensation Committee. At December 31, 2019, there were 3.3 million shares reserved and 2.5 million shares available for future grant under our stock-based incentive plans.

On May 4, 2017, the stockholders approved the Company’s 2017 Omnibus Incentive Plan ("the 2017 Plan") and reserved 5.2 million shares under the plan. The 2017 Plan replaced the 2008 Omnibus Incentive Plan ("the 2008 Plan"), and all awards previously granted under the 2008 Plan continue to vest and/or are exercisable under the 2017 Plan in accordance with their original terms and conditions. The 2017 Plan and 2008 Plan provide for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Additionally, awards issued may be issued as performance-based awards to align stock compensation awards to the attainment of annual or long-term performance goals. As of December 31, 2019, there were 2.3 million shares available for grant under the 2017 Plan.

The Company grants restricted stock units and performance stock units. The grant date fair values of restricted stock units and performance stock units are based on the closing market price of our common stock on the grant date. Our restricted stock units vest based on continued service. Our performance stock units vest based on achievement of certain performance goals and certification of performance achievement by the Compensation Committee of the Board of Directors. Stock-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period. For performance stock units, compensation expense is updated for the Company’s expected performance level against performance goals at the end of each reporting period, which involves judgment as to achievement of certain performance metrics.

Stock-based Compensation Expense

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three years ended December 31 is as follows:

	Years Ended December 31,
	2019	2018	2017
Stock-based compensation expense	$7,327	$9,703	$12,549

Our stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Estimated forfeiture rates for our stock-based compensation expense applicable to stock options and restricted stock units ("RSU’s") was approximately 10%, 10% and 17% for the years ended December 31, 2019, 2018 and 2017, respectively.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Restricted Stock Units

The fair value of our Restricted Stock Units ("RSUs") is determined based upon the closing fair market value of our common stock on the grant date. Changes in the unvested RSU’s during the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Value	Shares	Value	Shares	Value
RSUs outstanding at beginning of period	352	$58.17	386	$51.06	354	$29.60
RSUs granted	380	52.24	245	64.48	252	63.63
RSUs vested	(155)	50.95	(207)	54.94	(211)	30.62
RSUs forfeited	(43)	51.82	(72)	50.79	(9)	33.91
RSUs outstanding at end of period	534	$56.56	352	$58.17	386	$51.06

The total intrinsic value of RSUs converted to shares for the years ended December 31, 2019, 2018 and 2017 were $8.3 million, $13.6 million and $14.8 million, respectively. As of December 31, 2019, there was $5.9 million of total unrecognized compensation cost, net of expected forfeitures related to non-vested RSUs granted, which is expected to be recognized through fiscal November 2022, with a weighted-average remaining vesting period of 1.3 years.

Stock Options

Stock option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant and with either a three or four-year vesting schedule or performance-based vesting as determined at the time of grant. Stock option awards generally have a term of 10 years.

The fair value of options granted during the year ended December 31, 2015 was estimated on the date of grant using the Black-Scholes-Merton option pricing model using the following assumptions: the risk-free interest rate was 1.1% - 1.4%, the expected term was 4.3 years and expected volatility was 43%. The risk-free interest rate was based on the five-year U.S. Treasury Bill at the time of the grant. We utilize our historical experience in determining the expected term of our stock options and volatility of our common stock. We have not historically issued dividends.

Changes in our outstanding stock options during the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of period	230	$20.73	317	$18.97	474	$17.47
Options exercised	(42)	17.73	(83)	14.41	(152)	14.32
Options forfeited	—	—	—	—	(2)	26.32
Options expired	(3)	9.91	(4)	11.97	(3)	11.09
Options outstanding at end of period	185	$21.56	230	$20.73	317	$18.97
Options vested during the year	—		2		9

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The total intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 was $1.6 million, $4.1 million and $9.7 million, respectively. All options outstanding at December 31, 2019 are vested and have aggregate intrinsic value of $9.2 million and weighted-average remaining contractual life of 4.1 years.

The following table summarizes information about the stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
9.51 - 13.85	23	1.42 years	$12.00	23	$12.00
14.21 - 16.25	20	0.72 years	15.06	20	15.06
18.77 - 18.77	43	4.75 years	18.77	43	18.77
26.32 - 26.32	99	5.10 years	26.32	99	26.32
9.51 - 26.32	185	4.09 years	$21.56	185	$21.56

Employee Stock Purchase Plan

The ESPP, a stockholder-approved plan, provides for the issuance of rights to purchase up to 1,000,000 shares of common stock. In May 2010, stockholders approved an increase from 500,000 to 1,000,000 shares authorized for sale under our ESPP. Employees below the Vice President level are eligible to participate in the ESPP if employed by us for at least 20 hours per week during at least five months per calendar year. Participating employees may contribute up to the lesser of 15% of their eligible earnings or $5,000 during each plan period. Currently, the plan period is six months. The purchase price of common stock purchased under the ESPP is currently equal to the lower of: 1) 85% of the fair market value of our common stock on the commencement date of each plan period or 2) 85% of the fair market value of our common shares on each plan period purchase date. At December 31, 2019, 0.2 million shares remained available for future issuance under the ESPP.

Purchase rights granted under the ESPP are valued using the Black-Scholes-Merton model. As of December 31, 2019, there was $0.2 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of five months. Total compensation expense was $0.5 million for the year ended December 31, 2019 and $0.4 million for the year ended December 31, 2018, and $0.2 million for the year ended December 31, 2017.

The fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	2019	2018	2017
Risk-free interest rates	1.62% - 2.31%	2.10% - 2.56%	1.07% - 1.45%
Expected dividend yield rates	—%	—%	—%
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	41.3%	38.0%	33.3%

The risk-free interest rate is based on the six-month U.S. Treasury Bill at the time of the grant. We utilize our historical experience in determining the expected term of our stock options and volatility of our common stock. We have not historically issued dividends.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 19.           COMMITMENTS AND CONTINGENCIES

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

NOTE 20.           RELATED PARTY TRANSACTIONS

Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the years ended December 31, 2019, 2018, and 2017, we engaged in the following transactions with companies related to members of our Board of Directors, as described below:

	Years Ended December 31,
	2019	2018	2017
Sales to related parties	$1,340	$1,028	$1,425
Number of related party customers	1	1	1

Our accounts receivable balance from related party customers with outstanding balances as of December 31, 2019 and December 31, 2018 is as follows:

	December 31,	December 31,
	2019	2018
Accounts receivable from related parties	$—	$109
Number of related party customers	1	1

We did not have any outstanding accounts payable with our related parties as of December 31, 2019 or December 31, 2018.

NOTE 21.           GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019		2018
Applied Materials, Inc.	$164,724	20.9%	$258,027	35.9%
LAM Research	88,251	11.2%	109,005	15.2%

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable as of December 31, 2019 and December 31, 2018:

	Years Ended December 31,
	2019			2018
Applied Materials, Inc.	$36,849	14.9%		$34,301	34.2%
Nidec Motor Corporation	38,071	15.4		*	* %
LAM Research	*	*	%	12,181	12.1%

* Customer’s balance was less than 10% of the total accounts receivable balance.

Our sales to Applied Materials, Inc., LAM Research, and Nidec Corporation include precision power products used in semiconductor processing and solar and flat panel display. No other customer accounted for 10% or more of our sales or accounts receivable balances during these periods.

The following table summarizes long-lived assets by geographic area as of December 31, 2019 and December 31, 2018:

	December 31,
	2019	2018
United States	$239,511	$115,869
Asia	301,020	12,274
Europe	59,925	59,936
Total	$600,456	$188,079

Long-lived assets include property and equipment, operating lease right-of-use assets, goodwill and other intangible assets.

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

The Revolving Facility and Term Loan Facility bear interest, at the option of the Company, at a rate based on a reserve adjusted Eurodollar Rate or a Base Rate, as defined in the Credit Agreement, plus an applicable margin. Additionally, the Revolving Facility is subject to an unused line fee. As of December 31, 2019, the effective interest rate for the Revolving Facility and Term Loan Facility was 2.55% and the effective rate for the unused line fee was 0.10%. As of December 31, 2019, the Company had $150.0 million available to withdraw on the Revolving Facility and was in compliance with all covenants.

The fair value of the Company’s outstanding debt approximates its carrying value of $339.0 million as of December 31, 2019.

In connection with the entering into of the Credit Agreement, the Company terminated the Loan Agreement, as amended (the "Loan Agreement") which previously provided a revolving line of credit of up to $150.0 million subject to certain funding conditions. The Company expensed all unused line of credit fees at the time of termination of the Loan Agreement.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

As of December 31, 2019, the debt obligation on our Consolidated Balance Sheets consists of the following:

Debt:	Amount
Term Loan Facility	$341,250
Less: debt issuance costs	(2,223)
Total debt	339,027
Less current portion of debt	(17,500)
Total long-term debt	$321,527

Contractual maturities of the Company’s debt obligations, excluding amortization of debt issuance costs, as of are as December 31, 2019 follows:

Amount
2020	$17,500
2021	17,500
2022	17,500
2023	17,500
2024	271,250
Total	$341,250

Interest expense and unused line of credit fees were recorded in Other income (expense), net, in our Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2019	2018	2017
Interest expense	$2,994	$—	$—
Amortization of debt issuance costs	186	—	—
Unused line of credit fees and other	236	228	66
Total interest expense	$3,416	$228	$66

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 23.           SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present unaudited quarterly results for each of the eight quarters in the periods ended December 31, 2019 and 2018, in thousands. We believe that all necessary adjustments have been included in the amounts stated below to present fairly such quarterly information. Due to the volatility of the industries in which our customers operate, the operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Sales, net	$338,268	$175,127	$134,810	$140,743
Gross Profit	$112,295	$73,491	$64,126	$65,740
Restructuring Expense	$1,418	$152	$1,795	$1,673
Operating income	$22,202	$9,390	$11,005	$11,791
Income from continuing operations, net of income taxes	$10,479	$7,256	$23,373	$15,387
Loss (income) from discontinued operations, net of income taxes	$(210)	$375	$8,324	$(9)
Net Income	$10,269	$7,631	$31,697	$15,378
Income from continuing operations attributable to noncontrolling interest	$5	$10	$11	$8
Net income attributable to Advanced Energy Industries, Inc.	$10,264	$7,621	$31,686	$15,370
Earnings (Loss) Per Share:
Continuing Operations:
Basic earnings per share	$0.27	$0.19	$0.61	$0.40
Diluted earnings per share	$0.27	$0.19	$0.61	$0.40
Discontinued Operations:
Basic loss per share	$(0.01)	$0.01	$0.22	$—
Diluted loss per share	$(0.01)	$0.01	$0.22	$—
Net Income:
Basic earnings per share	$0.27	$0.20	$0.83	$0.40
Diluted earnings per share	$0.27	$0.20	$0.82	$0.40

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Sales, net	$154,161	$173,082	$196,032	$195,617
Gross Profit	$75,188	$85,539	$101,235	$103,645
Restructuring Expense	$3,836	$403	$—	$—
Operating income	$19,570	$39,862	$56,018	$56,103
Income from continuing operations, net of income taxes	$19,222	$35,157	$46,400	$46,370
Income (loss) from discontinued operations, net of income taxes	$188	$(371)	$5	$140
Net Income	$19,410	$34,786	$46,405	$46,510
Income from continuing operations attributable to noncontrolling interest	$4	$7	$44	$31
Net income attributable to Advanced Energy Industries, Inc.	$19,406	$34,779	$46,361	$46,479
Earnings (Loss) Per Share:	$
Continuing Operations:
Basic earnings per share	$0.50	$0.90	$1.18	$1.17
Diluted earnings per share	$0.50	$0.90	$1.17	$1.16
Discontinued Operations:
Basic loss per share	$—	$(0.01)	$—	$—
Diluted loss per share	$—	$(0.01)	$—	$—
Net Income:
Basic earnings per share	$0.51	$0.89	$1.18	$1.17
Diluted earnings per share	$0.50	$0.89	$1.17	$1.16

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 25, 2019, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of Advanced Energy Industries, Inc. (the “Company”) dismissed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm, effective immediately, and provided Grant Thornton with notice of such dismissal. During the Company’s two most recent fiscal years ended December 31, 2018 and December 31, 2017, and during the subsequent interim period through March 25, 2019, (i) there were no disagreements (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement(s) in connection with its reports, and (ii) there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

On March 27, 2019, the Company engaged Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2019, which engagement was approved by the Audit Committee and effective on March 27, 2019.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

In September 2019, we acquired Artesyn Embedded Technologies, Inc.’s Embedded Power business (“Artesyn”), as discussed in Note 2. Business Acquisitions in Item 8 "Financial Statements and Supplementary Data." The objectives of Artesyn established internal controls over financial reporting is consistent, in all material respects, with Advanced Energy’s objectives. We are in the process of completing a more comprehensive review of Artesyn’s internal control over financial reporting and will be implementing changes to better align their reporting and controls with the rest of Advanced Energy. As a result of the timing of the acquisition and the changes that are anticipated to be made, and in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses, we have excluded Artesyn from the December 31, 2019 assessment of Advanced Energy’s internal controls over financial reporting. Artesyn accounted for approximately 45% of Advanced Energy’s total assets at December 31, 2019, and 28% of Advanced Energy’s total net sales for the fiscal year ended December 31, 2019.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Ernst & Young LLP, an independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Form 10-K, and as part of the audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Advanced Energy Industries, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Advanced Energy Industries, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Advanced Energy Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Artesyn Embedded Technologies, Inc.’s Embedded Power business which was acquired during the year ended December 31, 2019, which are included in the 2019 consolidated financial statements of the Company and constituted 45% of total assets as of December 31, 2019 and 28% of sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of this entity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Denver, Colorado

March 2, 2020

ITEM 9B.           OTHER INFORMATION

In an effort to address volatility in the markets the Company serves, on March 2, 2020 the Compensation Committee recommended and the Board of Directors approved changes to the Short Term Incentive Plan (“2020 STI Plan”) to (1) provide for two six-month performance periods (January 1 - June 30 and July 1 – December 31) instead of a fiscal year performance period (January 1 – December 31), (2) replace the operational cash flow target to a realized acquisition synergies target, (3) change the weighting of the three performance targets such that revenue, non-GAAP operating income from continuing operations and realized acquisition synergies would be weighted 40%, 40% and 20%, respectively and (4) the funding of the realized acquisition synergies amount is not dependent on meeting any other financial threshold. As with prior short-term incentive plans, threshold, target and stretch performance goals have an opportunity for a 50%, 100% and 200% payout.

Eligible participants in the 2020 STI Plan must continue to be employees on the payment date which is expected to be within 90 days after the end of the 2020 fiscal year.  The eligible participants in the 2020 STI Plan include senior management and the named executive officers at their respective bonus percentage targets. Specifically, for the named executive officers, the President & Chief Executive Officer, the Executive Vice President & Chief Financial Officer, the Executive Vice President & Chief Operating Officer and the Executive Vice President & General Counsel have a target bonus opportunity under the 2020 STI Plan of 100%, 70%, 70% and 60% of their 2020 base salary, respectively.

PART III

In accordance with General Instruction G(3) of Form 10-K, certain information required by this Part III is incorporated by reference to the definitive proxy statement relating to our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), as set forth below. The 2020 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the 2020 Proxy Statement under the heading “Proposal No. 1/Election of Directors” is incorporated herein by reference.

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

Executive Officers

Our executive officers, their positions and their ages as of December 31, 2019 were as follows:

Yuval Wasserman, 65, has served as President & Chief Executive Officer, and as a director of Advanced Energy since October 2014. Mr. Wasserman joined us in August 2007 as Senior Vice President, Sales, Marketing and Service. In October 2007, Mr. Wasserman was promoted to Executive Vice President, Sales, Marketing and Service. In April 2009, he was promoted to Executive Vice President and Chief Operating Officer of the Company, and then in August 2011, he was promoted to President of the Thin Films Business Unit. Mr. Wasserman was on the Board of Directors of Syncroness, Inc., an outsourced engineering and product development company, from 2010 to 2017 when it was sold, and joined the Board of Directors of FARO Technologies, Inc., a publicly traded manufacturer of three-dimensional (3D) measurement, imaging and realization systems, in December 2017. Mr. Wasserman is a National Association of Corporate Directors (NACD) Governance Fellow. Mr. Wasserman has a BSc degree in chemical engineering from Ben Gurion University in Israel.

Paul Oldham, 56, joined the Company in May 2018 as its Executive Vice President & Chief Financial Officer. Previously Mr. Oldham served as the Senior Vice President of Administration, Chief Financial Officer and Corporate Secretary of Electro Scientific Industries, Inc., a developer and manufacturer of laser-based production equipment (“ESI”), from February 17, 2016 until December 4, 2017, and as the Vice President of Administration, Chief Financial Officer and Corporate Secretary of ESI from January 7, 2008 until February 16, 2016. Prior to joining ESI, Mr. Oldham was employed at Tektronix, Inc., a test, measurement, and monitoring company, since 1988, where he held several senior leadership positions, including Vice President Finance and Corporate Controller, Vice President - Treasurer and

Investor Relations and European Operations Controller. Mr. Oldham has a bachelor’s degree in Accounting and an MBA in accounting and finance from Brigham Young University.

Neil Brinker, 44, joined the Company in June 2018 as its Executive Vice President & Chief Operating Officer. Previously, Mr. Brinker served as the Group President of the IDEX Corporation (“IDEX”), from July 2015, and was Platform President of IDEX’s Material Processing Technologies from May 2014 to July 2015 and General Manager of IDEX’s Fluid Management business from April 2012 to May 2014. Prior to IDEX, Mr. Brinker was a Director of Global Operations at Danaher Corporation (“Danaher”) from July 2009 to April 2012 and held several other operations management leadership positions at Danaher from February 2007 to July 2009. Prior to Danaher, Mr. Brinker held various management positions at General Motors Company from 2001 to 2007. Mr. Brinker holds a B.S.M.E. degree from Michigan State University, a Master of Engineering from the University of Michigan and an MBA from Eastern Michigan University.

Thomas O. McGimpsey, 58, joined the Company in April 2009 and serves as its Executive Vice President - General Counsel, Government Affairs & Corporate Secretary. Mr. McGimpsey was the interim Chief Financial Officer from January to May in 2018, the Corporate Development M&A Officer from 2011 to 2015 and he managed the IT Department from 2010 to 2013, all while serving as General Counsel. Prior to joining the Company, Mr. McGimpsey was a Vice President of Operations at First Data Corporation from February 2008 to April 2009. During 2007, Mr. McGimpsey was a consultant and legal advisor to various companies. Prior to that, Mr. McGimpsey was the Executive Vice President of Business Development & Chief Legal Officer for McDATA Corporation from July 2000 to January 2007 when the company was sold. From February 1998 until its sale in June 2000, Mr. McGimpsey held the position of Director and Senior Corporate Attorney at US WEST, Inc. From 1991 to 1998, Mr. McGimpsey was in private practice at national law firms. From 1984 to 1988, Mr. McGimpsey was a Senior Engineer for Software Technology, Inc. (a Harris company). Mr. McGimpsey has been on the Board of Directors of CPP, Inc., an international engineering services company, since August 2015 and has been a Commissioner on the Colorado Commission on Higher Education since July 2015. Mr. McGimpsey received his MBA (with distinction) from Colorado State University, his Juris Doctor degree from the University of Colorado and his B.S. degree in Computer Science from Embry-Riddle Aeronautical University. Mr. McGimpsey was a National Association of Corporate Directors (NACD) Board Leadership Fellow and is licensed to practice law in New York, Colorado, Florida and before the U.S. Supreme Court.

ITEM 11.           EXECUTIVE COMPENSATION

The information set forth in the 2020 Proxy Statement under the headings “Executive Compensation” is incorporated herein by reference.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the 2020 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about the equity incentive compensation plans as of December 31, 2019. All outstanding awards in the table shown below relate to our common stock.

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	185,084	21.56	2,543,919	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	185,084	21.56	2,543,919
(1)This number includes 236,628 shares available for future issuance under the Employee Stock Purchase Plan.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is set forth in Note 20. Related Party Transactions in Item 8 "Financial Statements and Supplementary Data," and in the 2020 Proxy Statement under the captions "Election of Directors" and “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth in the 2020 Proxy Statement under the caption “Ratification of the Appointment of Ernst & Young LLP as Advanced Energy’s Independent Registered Public Accounting Firm for 2020” is incorporated herein by reference.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as part of this Annual Report on Form 10-K are as follows:
1.	Financial Statements:

Report of Ernst & Young LLP as of and for the year ended December 31, 2019

Report of Grant Thornton LLP as of December 31, 2018 and for the years ended December 31, 2018 and 2017

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules for the years ended December 31, 2019, 2018 and 2017

NOTE:  All schedules have been omitted because they are either not applicable or the required information is included in the financial statements and notes thereto.

(B)	Exhibits:

2.1

Agreement and Plan of Merger by and among Advanced Energy Industries, Inc., Eclipse Merger Sub, Inc., LumaSense Technologies Holdings, Inc., and Shareholder Representative Services LLC, dated July 26, 2018.(14)**

2.2		Stock Purchase Agreement by and among Advanced Energy Industries, Inc., Artesyn Embedded Technologies, Inc., Pontus Intermediate Holdings II, LLC and Pontus Holdings, LLC, dated May 14, 2019. (18)**

2.3

First Amendment to the Stock Purchase Agreement by and among Advanced Energy Industries, Inc., Artesyn Embedded Technologies, Inc., Pontus Intermediate Holdings II, LLC and Pontus Holdings, LLC, dated September 9, 2019. (20)**

3.1		Amended and Restated Certificate of Incorporation of Advanced Energy Industries, Inc. (19)

3.2		Amended and Restated By-Laws of Advanced Energy Industries, Inc. (17)

4.1		Form of Specimen Certificate for Common Stock. (1)

4.2		Description of Advanced Energy Industries, Inc. Securities.

10.1

Lease dated January 16, 2003, by and between China Great Wall Computer Shenzhen Co., Ltd., Great Wall Limited and Advanced Energy Industries (Shenzhen) Co., Ltd., for a building located in Shenzhen, China. (2)

10.2	Form of Indemnification Agreement. (1)

10.3	Form of Director Indemnification Agreement. (4)

10.4	Form of Notice of Grant for Restricted Stock Unit. (7)*

10.5	Form of Restricted Stock Unit Agreement. (7)*

10.6	Form of Notice of Grant of Stock Option. (7)*

10.7	Form of Incentive Stock Option Agreement. (7)*

10.8	Form of Non-Qualified Stock Option Agreement. (7)*

10.9	Form of LTI Notice of Grant. (7)*

10.10	Form of LTI Performance Stock Option Agreement pursuant to the 2008 Omnibus Incentive Plan. (7)*

10.11	Form of LTI Performance Stock Unit Agreement pursuant to the 2008 Omnibus Incentive Plan. (7)*

10.13	Form of 2020 Short-Term Incentive Plan.*

10.14	2017 Long-Term Incentive (LTI) Plan. (10)*

10.15	2017 Short-Term Incentive (STI) Plan. (11)*

10.16	2017 Omnibus Incentive Plan. (10)*

10.17	2008 Omnibus Incentive Plan, as amended May 4, 2010. (5)*

10.18	Employee Stock Purchase Plan. (1)*

10.19	Offer Letter, dated September 28, 2014, by and among Advanced Energy Industries, Inc. and Yuval Wasserman. (8)*

10.20	Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005. (3)+

10.21	Shipping Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated August 29, 2005. (3)+

10.22	Bridge Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials Inc. dated January 28, 2011. (6)+

10.23	Fixed Dollar Accelerated Share Repurchase Transaction, dated November 6, 2015, between Advanced Energy Industries, Inc. and Morgan Stanley & Co. LLC. (9)

10.24	Offer Letter to Paul Oldham, dated March 26, 2018. (12)

10.25	Offer Letter to Neil Brinker, dated May 7, 2018. (13)

10.26	Form of Executive Change in Control & General Severance Agreement. (15)

10.27

Credit Agreement, dated September 10, 2019, by and among Advanced Energy Industries, Inc., Bank of America N.A. as the Administrative Agent, Bank of America N.A., Bank of the West and HSBC Bank USA, N.A. as the Joint Lead Arrangers and Joint Book Runners, and Citibank N.A., as the Co-Manager. (20)

16.1	Letter from Grant Thornton LLP. (16)

21.1	Subsidiaries of Advanced Energy Industries, Inc.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97188), filed September 21, 1995.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-26966), filed February 24, 2004.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-26966), filed November 7, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed December 14, 2009.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-26966), filed March 2, 2011.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 000-26966), filed May 6, 2011.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed May 10, 2013.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed October 1, 2014.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966) filed November 6, 2015.
(10)	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders (File No. 000-26966), filed March 14, 2017.
(11)	Incorporated by reference to Appendix B of the Registrant’s Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders (File No. 000-26966), filed March 14, 2017.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed March 29, 2018.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 9, 2018.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed July 30, 2018.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed August 6, 2018.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed March 27, 2019.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 000-26966), filed May 6, 2019.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 15, 2019.
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 000-26966), filed August 5, 2019.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed September 10, 2019.

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

ADVANCED ENERGY INDUSTRIES, INC.
(Registrant)

/s/ Yuval Wasserman
Yuval Wasserman
Chief Executive Officer
Date:	March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuval Wasserman	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
Yuval Wasserman

/s/ Paul Oldham	Chief Financial Officer & Executive Vice President (Principal Financial and Accounting Officer)	March 2, 2020
Paul Oldham

/s/ Grant H. Beard	Chairman of the Board	March 2, 2020
Grant H. Beard

/s/ Frederick A. Ball	Director	March 2, 2020
Frederick A. Ball

/s/ Tina M. Donikowski	Director	March 2, 2020
Tina M. Donikowski

/s/ Ronald C. Foster	Director	March 2, 2020
Ronald C. Foster

/s/ Edward C. Grady	Director	March 2, 2020
Edward C. Grady

/s/ Thomas M. Rohrs	Director	March 2, 2020
Thomas M. Rohrs

/s/ John A. Roush	Director	March 2, 2020
John A. Roush