Form 10-Q
period 2020-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2020-05-06
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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

Registrant’s telephone number, including area code: (970) 407-6626

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AEIS	NASDAQ Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2020, there were 38,265,618 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL STATEMENTS

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$352,540	$346,441
Marketable securities	2,490	2,614
Accounts and other receivable, net of expected credit losses of $7,241 and $7,745, respectively	214,360	246,564
Inventories	235,299	230,019
Income taxes receivable	1,245	4,245
Other current assets	55,291	36,855
Total current assets	861,225	866,738
Property and equipment, net	105,592	108,109
Operating lease right-of-use assets	110,034	105,404
Deposits and other assets	21,813	22,556
Goodwill	202,149	202,932
Intangible assets, net	178,479	184,011
Deferred income tax assets	43,258	42,656
TOTAL ASSETS	$1,522,550	$1,532,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167,442	$170,671
Income taxes payable	6,574	9,687
Accrued payroll and employee benefits	39,217	51,545
Other accrued expenses	43,863	41,691
Customer deposits and other	10,894	10,926
Current portion of long-term debt	17,500	17,500
Current portion of operating lease liabilities	18,284	18,312
Total current liabilities	303,774	320,332
Long-term debt	317,285	321,527
Operating lease liabilities	95,205	90,538
Pension benefits	66,538	68,169
Deferred income tax liabilities	10,213	9,952
Uncertain tax positions	16,275	16,055
Long-term deferred revenue	7,696	8,011
Other long-term liabilities	19,606	20,562
Total liabilities	836,592	855,146
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, nonissued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 38,252 and 38,358 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	38	38
Additional paid-in capital	98,478	104,849
Accumulated other comprehensive loss	(8,804)	(5,897)
Retained earnings	595,685	577,724
Advanced Energy stockholders' equity	685,397	676,714
Noncontrolling interest	561	546
Total stockholders’ equity	685,958	677,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,522,550	$1,532,406

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Sales, net:
Product	$289,361	$112,112
Services	26,095	28,631
Total sales, net	315,456	140,743
Cost of sales:
Product	191,066	60,801
Services	12,159	14,202
Total cost of sales	203,225	75,003
Gross profit	112,231	65,740
Operating expenses:
Research and development	34,770	21,289
Selling, general and administrative	45,991	29,014
Amortization of intangible assets	5,006	1,973
Restructuring expense	656	1,673
Total operating expenses	86,423	53,949
Operating income	25,808	11,791
Other income (expense), net	(3,510)	743
Income from continuing operations, before income taxes	22,298	12,534
Provision (benefit) for income taxes	3,900	(2,853)
Income from continuing operations	18,398	15,387
Loss from discontinued operations, net of income taxes	(320)	(9)
Net income	$18,078	$15,378
Income from continuing operations attributable to noncontrolling interest	15	8
Net income attributable to Advanced Energy Industries, Inc.	$18,063	$15,370

Basic weighted-average common shares outstanding	38,358	38,198
Diluted weighted-average common shares outstanding	38,570	38,426

Earnings per share:
Continuing operations:
Basic earnings per share	$0.48	$0.40
Diluted earnings per share	$0.48	$0.40
Discontinued operations:
Basic earnings per share	$(0.01)	$—
Diluted earnings per share	$(0.01)	$—
Net income:
Basic earnings per share	$0.47	$0.40
Diluted earnings per share	$0.47	$0.40

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$18,078	$15,378
Other comprehensive income (loss), net of income taxes
Foreign currency translation	(3,061)	(1,975)
Minimum benefit retirement liability	154	(53)
Comprehensive income	$15,171	$13,350
Comprehensive income attributable to noncontrolling interest	15	8
Comprehensive income attributable to Advanced Energy Industries, Inc.	$15,156	$13,342

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Advanced Energy Industries, Inc Stockholders' Equity

				Accumulated Other
	Common Stock			Comprehensive Income (Loss)
					Minimum
			Additional	Foreign	Benefit		Non-	Total
			Paid-in	Currency	Retirement	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Translation	Liability	Earnings	Interest	Equity
Balances, December 31, 2018	38,164	$38	$97,418	$(590)	$(2,859)	$512,783	$512	$607,302
Stock issued from equity plans	72	—	(1,707)	—	—	—	—	(1,707)
Stock-based compensation	—	—	3,199	—	—	—	—	3,199
Comprehensive income (loss):
Foreign currency translation	—	—	—	(1,975)	—	—	—	(1,975)
Minimum benefit retirement liability	—	—	—	—	(53)	—	—	(53)
Net income	—	—	—	—	—	15,370	8	15,378
Total comprehensive income (loss)	—	—	—	(1,975)	(53)	15,370	8	13,350
Balances, March 31, 2019	38,236	$38	$98,910	$(2,565)	$(2,912)	$528,153	$520	$622,144

Balances, December 31, 2019	38,358	$38	$104,849	$(3,113)	$(2,784)	$577,724	$546	$677,260
Adoption of new accounting standards	—	—	—	—	—	(102)	—	(102)
Stock issued from equity plans	64	—	(2,171)	—	—	—	—	(2,171)
Stock-based compensation	—	—	3,048	—	—	—	—	3,048
Stock buyback	(170)	—	(7,248)	—	—	—	—	(7,248)
Comprehensive income (loss):
Foreign currency translation	—	—	—	(3,061)	—	—	—	(3,061)
Minimum benefit retirement liability	—	—	—	—	154	—	—	154
Net income	—	—	—	—	—	18,063	15	18,078
Balances at March 31, 2020	38,252	$38	$98,478	$(6,174)	$(2,630)	$595,685	$561	$685,958

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,078	$15,378
Income (loss) from discontinued operations, net of income taxes	(320)	(9)
Income (loss) from continuing operations, net of income taxes	18,398	15,387
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,616	4,181
Stock-based compensation expense	3,048	3,199
Provision for deferred income taxes	(1,265)	(649)
Discount on notes receivable	721	—
Net loss on disposal of assets	173	6
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	32,084	(2,416)
Inventories	(6,726)	(1,243)
Other assets	(14,688)	(4,295)
Accounts payable	(5,351)	4,546
Other liabilities and accrued expenses	(9,989)	(7,165)
Income taxes	919	(4,696)
Net cash provided by (used in) operating activities from continuing operations	28,940	6,855
Net cash provided by (used in) operating activities from discontinued operations	(418)	(1,409)
Net cash provided by operating activities	28,522	5,446
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	10	—
Issuance of notes receivable	(1,000)	—
Purchases of property and equipment	(6,134)	(2,436)
Net cash provided by (used in) investing activities from continuing operations	(7,124)	(2,436)
Net cash used in investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(7,124)	(2,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings	(4,375)	—
Purchase and retirement of common stock	(7,248)
Net payments related to stock-based award activities	(2,171)	(1,707)
Net cash provided by (used in) financing activities from continuing operations	(13,794)	(1,707)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	(13,794)	(1,707)
EFFECT OF CURRENCY TRANSLATION ON CASH	(1,505)	(566)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,099	737
CASH AND CASH EQUIVALENTS, beginning of period	346,441	354,552
CASH AND CASH EQUIVALENTS, end of period	352,540	355,289
Less cash and cash equivalents from discontinued operations	—	4,140
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$352,540	$351,149
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,240	$56
Cash paid for income taxes	4,545	2,371
Cash received for refunds of income taxes	121	61

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1.     BASIS OF PRESENTATION

Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power from the utility and convert it into various types of highly-controllable usable power that is predictable, repeatable and customizable. Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip, chemical and physical deposition, high and low voltage applications such as process control, analytical instrumentation and medical equipment, and in temperature-critical thermal applications such as material and chemical processing. We also supply related instrumentation products for advanced temperature measurement and control, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for a number of industrial markets. Our network of service support centers provide local repair and field service capability in key regions, provide upgrades and refurbishment services and sell used equipment to businesses that use our products. In September 2019, we acquired the Artesyn Embedded Power business, which added new power products and technologies used in networking and computing, data center, and industrial and medical applications. As of December 31, 2015, we discontinued our engineering, production, and sales of our Inverter product line. As such, all Inverter product revenues, costs, assets, and liabilities are reported in Discontinued Operations for all periods presented herein, and we currently report as a single unit. See Note 4. Disposed and Discontinued Operations for more information. Ongoing inverter repair and service operations are reported as part of our continuing operations.

In the opinion of management, the accompanying Unaudited Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2020, and the results of our operations and cash flows for the three months ended March 31, 2020 and 2019.

The Unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been or omitted pursuant to such rules and regulations. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and other financial information filed with the SEC.

Use of Estimates in the Preparation of the Consolidated Financial Statements

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

Critical Accounting Policies

Our accounting policies are described in our audited Consolidated Financial Statements and Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. ASU 2020-04 will be in effect through December 31, 2022. We are currently assessing the potential impact of ASU 2020-04 on our Consolidated Financial Statements.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326)", Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We adopted ASU 2016-13 in the first quarter of fiscal year 2020 through a cumulative-effect adjustment to beginning retained earnings using the modified retrospective approach. The impact of the adoption of ASU 2016-13 was not material to our Consolidated Financial Statements.

The Company’s principal customers are original equipment manufacturers and end user customers, which operate globally through wholly owned subsidiaries that purchase the Company’s products under substantially the same credit terms, with similar historical credit risks. As a result, the Company assesses credit risks for its customers as a single group. The Company evaluates collection risk and establishes its expected credit loss primarily through a combination of the following: an assessment of customer credit risk ratings utilizing third party credit risk data, analysis of historical aging and credit loss experience, and customer specific information.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU 2019-12 is being issued in connection with its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

principles without compromising information provided to users of financial statements. We early adopted ASU 2019-12 in the first quarter of 2020. The impact of the adoption of ASU 2019-12 was not material to our Consolidated Financial Statements.

NOTE 2.     BUSINESS ACQUISITIONS

Artesyn’s Embedded Power Business

In September 2019, we completed the acquisition of Artesyn Embedded Technologies, Inc.’s (“Artesyn”) Embedded Power business pursuant to the Stock Purchase Agreement, dated May 14, 2019 as amended (the “Acquisition Agreement”). Pursuant to the Acquisition Agreement, we acquired all of Artesyn’s issued and outstanding shares for a purchase price of $361.3 million including the assumption of certain liabilities and subject to an adjustment for net working capital. In connection with the Acquisition Agreement, we entered into a credit agreement that provided us with aggregate financing of $500.0 million which was used to partially fund the Artesyn acquisition. See Note 22. Credit Facility for additional details related to the credit agreement.

Artesyn’s Embedded Power business is one of the world’s largest providers of highly engineered, application-specific power supplies for demanding applications. This acquisition diversified our product portfolio and gave us access to additional growth markets, including hyperscale data centers, telecom infrastructure in next generation 5G networks, embedded industrial power applications and medical power for diagnostic and treatment applications.

The components of the fair value of the total consideration transferred for the acquisition is as follows:

Cash paid for acquisition	$389,326
Non-cash consideration	2,000
Contingent consideration and working capital adjustments	(6,848)
Total fair value of consideration transferred	384,478
Less cash acquired	(23,225)
Total purchase price	$361,253

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed from the acquisition, along with the measurement period adjustments that occurred during the quarter:

	Preliminary: September 10, 2019	Measurement Period Adjustments	Preliminary: September 10, 2019
Accounts and other receivable, net	$128,221	$4,245	$132,466
Inventories	139,778	16,629	156,407
Property and equipment	63,032	289	63,321
Operating lease right-of-use assets	60,073	(5,634)	54,439
Goodwill	113,040	(421)	112,619
Intangible assets	124,000	-	124,000
Other assets	64,018	(155)	63,863
Total assets acquired	692,162	14,953	707,115
Accounts payable	144,702	7,933	152,635
Operating lease liability	60,111	(5,634)	54,477
Pension liability	48,686	(371)	48,315
Deferred income tax liabilities	5,846	24	5,870
Other liabilities	71,564	13,001	84,565
Total liabilities assumed	330,909	14,953	345,862
Total fair value of net assets acquired	$361,253	$-	$361,253

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

Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill represents expected operating synergies from combining operations with the acquired company and the estimated value associated with the enhancements to our comprehensive product lines and access to new markets. Advanced Energy is still evaluating the fair value for the assets acquired and liabilities assumed related to the Artesyn acquisition. Accordingly, the purchase price allocation presented above is preliminary.

Pro forma results for Advanced Energy Inc. giving effect to the Artesyn Embedded Power Business Transactions

The following unaudited pro forma financial information presents the combined results of operations of Advanced Energy and Artesyn as if the acquisition had been completed at the beginning of fiscal year 2019. The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the year prior to the acquisition dates, nor are they indicative of future results.

The unaudited pro forma financial information for the three months ended March 31, 2019 combines Advanced Energy’s results with the pre-acquisition results of Artesyn for that period.

The following table presents our unaudited pro forma results for the acquisition of Artesyn for the three months ended March 31, 2019:

	Three Months Ended March 31,
	2019
	As Reported	Pro Forma
Total sales	$140,743	$295,975
Net income attributable to Advanced Energy Industries, Inc.	$15,370	$21,544
Earnings per share:
Basic earnings per share	$0.40	$0.56
Diluted earnings per share	$0.40	$0.56

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

Artesyn’s operating results have been included in the Advanced Energy’s operating results for the periods subsequent to the completion of the acquisition on September 10, 2019. Artesyn contributed total sales of $153.9 million and net loss of $1.0 million for the three months ended March 31, 2020.

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

Nature of goods and services

Products

Advanced Energy provides highly engineered, mission-critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform electrical power into various usable forms. Our power conversion products refine, modify, and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our products enable thin film manufacturing processes such as plasma enhanced chemical and physical deposition and etch for various semiconductor and industrial products, industrial thermal applications for material and chemical processes, and specialty power for critical industrial technology applications. We also supply thermal instrumentation products for advanced temperature measurement and control in these markets. As a result of the Artesyn acquisition, we now sell precision power conversion products into the telecom and networking, data center, and additional medical and industrial markets.

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

Services

Our services group offers warranty and after-market repair services in the regions in which we operate, providing us with preventive maintenance opportunities. Our customers continue to pursue low cost of ownership of their capital equipment and are increasingly sensitive to the costs of system downtime. They expect that suppliers offer comprehensive local repair service and customer support. To meet these market requirements, we maintain a worldwide support organization comprising both direct and indirect activities, through partnership with local distributors, primarily in the United States ("U.S."), the People’s Republic of China ("PRC"), Japan, South Korea, Taiwan, Malaysia, Israel, Philippines, Germany, Singapore and United Kingdom.

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

In May 2019, we sold our grid-tied central inverter repair and service operation to a third party. In connection with this sale, approximately $22.0 million of deferred revenue related to extended warranties and service contracts were transferred to the buyer. See Note 4. Disposed and Discontinued Operations for additional information in relation to this sale. We have deferred revenue related to our extended warranties and service contracts totaling $8.9 million as of March 31, 2020 and $9.2 million as of December 31, 2019. We are expected to recognize between $0.2 million and $1.0 million per year in revenue through year 2031.

Disaggregation of Revenue

The following table presents our sales by product line, inclusive of both products and services, which includes certain reclassification to prior comparative periods to conform to our current year presentation:

	Three Months Ended March 31,
	2020	2019
Semiconductor Equipment	$133,625	$91,437
Industrial & Medical	61,979	49,306
Data Center Computing	86,183	—
Telecom & Networking	33,669	—
Total	$315,456	$140,743

The following table presents our sales by geographic region:

	Three Months Ended March 31,
	2020	2019
North America	$164,331	$58,506
Asia	110,975	58,435
Europe	39,136	23,426
Other	1,014	376
Total	$315,456	$140,743

The following table presents our net sales by extended warranty and service contracts recognized over time and our product and service revenue recognized at a point in time:

	Three Months Ended March 31,
	2020	2019
Product and service revenue recognized at point in time	$315,281	$139,840
Extended warranty and service contracts recognized over time	175	903
Total	$315,456	$140,743

NOTE 4.    DISPOSED AND DISCONTINUED OPERATIONS

Disposed Operations

In May 2019, we sold our grid-tied central solar inverter services business to Bold Renewables Holdings, LLC (“Buyer”) for $1.00 dollar and assumption of our initial product warranty and our extended warranty service obligations. In connection with this transaction, we entered into a Loan and Security Agreement with the Buyer. Under this agreement, we initially loaned $2.8 million to the Buyer at closing and loaned and additional $1.5 million in the fourth

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

quarter of 2019 and an additional $1.0 million in the first quarter of 2020. We have made available an additional $2.75 million that may be borrowed in the future, subject to certain operating and liquidity covenants, for operating needs over the next ten years. The borrowings under the Loan and Security Agreement bear interest at 0% for the first seven years and 5% thereafter. Additionally, the Loan and Security Agreement provides for early payment discounts of 50% during the first three years, 45% for years four and five and 40% thereafter up to 30 days prior to the maturity of the Loan and Security Agreement. A discount on the initial $2.8 million funding under the Loan and Security Agreement of $2.3 million has been recognized as a reduction to the gain recognized on the sale. As a result of the transaction, we reduced our liabilities held in discontinued operations approximately $10.9 million related to initial product warranty and reduced Other liabilities of our continuing operations of approximately $22.0 million related to extended warranty service obligations as well as other assets and liabilities associated with the continuing grid-tied central solar inverter service and repair business. A $14.8 million non-cash gain was recognized in Other income (expense) from continuing operations and an $8.6 million non-cash gain, net of tax expense of $2.4 million, was recognized in Income from discontinued operations.

Discontinued Operations

In December 2015, we completed the wind down of engineering, manufacturing, and sales of our solar inverter product line (the "inverter business"). Accordingly, the results of our inverter business have been reflected as "Income (loss) from discontinued operations, net of income taxes" on our Consolidated Statements of Operations for all periods presented herein.

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

The significant items included in "Income (loss) from discontinued operations, net of income taxes" are as follows:

	Three Months Ended March 31,
	2020	2019
Sales	$—	$—
Cost of sales	—	—
Total operating expense	139	—
Operating income (loss) from discontinued operations	(139)	—
Other income (expense)	(210)	(4)
Income (loss) from discontinued operations before income taxes	(349)	(4)
Provision (benefit) for income taxes	(29)	5
Income (loss) from discontinued operations, net of income taxes	$(320)	$(9)

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Assets and Liabilities of discontinued operations within the Consolidated Balance Sheets are comprised of the following:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$—	$—
Accounts and other receivables, net	—	—
Inventories	23	30
Other current assets	23	30
Other assets	—	—
Deferred income tax assets	269	269
Deposits and other assets	269	269
Accounts payable and other accrued expenses	122	—
Accrued warranty	967	914
Other accrued expenses	1,089	914
Accrued warranty	462	698
Other liabilities	191	189
Other long-term liabilities	$653	$887

NOTE 5.    INCOME TAXES

The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended March 31,
	2020	2019
Income from continuing operations, before income taxes	$22,298	$12,534
Provision for income taxes	3,900	(2,853)
Effective tax rate	17.5%	(22.8)%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended March 31, 2020 and 2019, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by additional GILTI tax in the U.S. The effective tax rate for the first three months of 2020 was higher than the same period in 2019 primarily due to the release of liabilities for uncertain tax positions in the first quarter of 2019.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Income from continuing operations	$18,398	$15,387
Income from continuing operations attributable to noncontrolling interest	15	8
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$18,383	$15,379

Basic weighted-average common shares outstanding	38,358	38,198
Assumed exercise of dilutive stock options and restricted stock units	212	228
Diluted weighted-average common shares outstanding	38,570	38,426
Continuing operations:
Basic earnings per share	$0.48	$0.40
Diluted earnings per share	$0.48	$0.40

The following restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Restricted stock units	—	119

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

On December 18, 2019, our Board of Directors authorized the removal of the expiration date to the Company’s share repurchase program and increased the authorized amount by $25.1 million. During the first quarter of 2020, the Company repurchased $7.2 million worth of outstanding shares. As of March 31, 2020, the Company had $42.8 million authorized for the future repurchase of shares of our common stock.

In order to execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. During the three months ended March 31, 2020 and 2019, the Company has repurchased the following shares of common stock:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Amount paid to repurchase shares	$7,248	$—
Number of shares repurchased	170	—
Average repurchase price per share	$42.59	$—

There were no shares repurchased from related parties. All shares repurchased were recognized as a reduction to Additional paid-in capital. Repurchased shares were retired and assumed the status of authorized and unissued shares.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 7.    MARKETABLE SECURITIES AND ASSETS MEASURED AT FAIR VALUE

As of March 31, 2020, and December 31, 2019, our marketable securities consisted of certificates of deposit and, due to their short-term nature, the fair value of these securities approximated their carrying values which were $2.5 million and $2.6 million, respectively. The maturities of our certificates of deposit as of March 31, 2020 ranged from April 14, 2020 to October 17, 2020.

The value and liquidity of the marketable securities we hold are affected by market conditions, as well as the ability of the issuers of such securities to make principal and interest payments when due, and the functioning of the markets in which these securities are traded. As of March 31, 2020, we do not believe any of the underlying issuers of our marketable securities are at risk of default.

NOTE 8.    DERIVATIVE FINANCIAL INSTRUMENTS

We are impacted by changes in foreign currency exchange rates. We may manage these risks through the use of derivative financial instruments, primarily forward contracts with banks. These forward contracts manage the exchange rate risk associated with intercompany debt denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our intercompany debt due to foreign exchange rate changes. These forward contracts are typically for one-month periods. We did not have any currency exchange rate contracts outstanding as of March 31, 2020 and 2019.

During the three months ended March 31, 2020 and 2019, the Company recorded small gains and losses related to the foreign currency exchange contracts, which were offset by corresponding gains and losses on the revaluation of the underlying intercompany debt and both are included as a component of Other income (expense), net, in our Unaudited Consolidated Statements of Operations.

NOTE 9.    ACCOUNTS AND OTHER RECEIVABLE

Accounts and other receivable are recorded at net realizable value. Components of accounts and other receivable, net of reserves, are as follows:

	March 31,	December 31,
	2020	2019
Amounts billed, net	$197,083	$227,528
Unbilled receivables	17,277	19,036
Total receivables, net	$214,360	$246,564

Amounts billed, net consist of amounts that have been invoiced to our customers in accordance with terms and conditions and are shown net of an allowance for credit losses. These receivables are all short-term in nature and do not include any financing components.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The following table summarizes the changes in expected credit losses during the three months ended March 31, 2020:

December 31, 2019	$7,745
Additions	202
Deductions - write-offs, net of recoveries	(706)
March 31, 2020	$7,241

NOTE 10.    INVENTORIES

Our inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows:

	March 31,	December 31,
	2020	2019
Parts and raw materials	$154,573	$134,816
Work in process	15,704	10,269
Finished goods	65,022	84,934
Total	$235,299	$230,019

NOTE 11.    PROPERTY AND EQUIPMENT

Property and equipment, net is comprised of the following:

	March 31,	December 31,
	2020	2019
Buildings and land	$1,584	$1,693
Machinery and equipment	105,496	108,945
Computer and communication equipment	30,111	29,106
Furniture and fixtures	4,193	4,119
Vehicles	260	262
Leasehold improvements	37,341	33,041
Construction in process	4,583	9,089
	183,568	186,255
Less: Accumulated depreciation	(77,976)	(78,146)
Property and equipment, net	$105,592	$108,109

Depreciation expense is recorded in continuing operations and allocated within Cost of sales, Research and development expense and Selling, general and administrative expense in our Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2020	2019
Depreciation expense	$6,610	$2,208

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 12.    GOODWILL

The following table summarizes the changes in goodwill during the three months ended March 31, 2020:

December 31, 2019	202,932
Measurement period adjustments to preliminary purchase price allocation	(421)
Foreign currency translation	(362)
March 31, 2020	$202,149

NOTE 13.    INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2020 and December 31, 2019:

	Gross Carrying	Accumulated	Net Carrying
March 31, 2020	Amount	Amortization	Amount
Technology	$82,994	$(16,550)	$66,444
Customer relationships	108,451	(19,827)	88,624
Trademarks and other	26,783	(3,372)	23,411
Total	$218,228	$(39,749)	$178,479

	Gross Carrying	Accumulated	Net Carrying
December 31, 2019	Amount	Amortization	Amount
Technology	$83,368	$(14,250)	$69,118
Customer relationships	108,995	(18,197)	90,798
Trademarks and other	26,888	(2,793)	24,095
Total	$219,251	$(35,240)	$184,011

Amortization expense related to intangible assets is as follows:

	Three Months Ended March 31,
	2020	2019
Amortization expense	$5,006	$1,973

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2020 (remaining)	$15,023
2021	19,931
2022	19,666
2023	19,649
2024	16,838
Thereafter	87,372
Total	$178,479

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 14.    RESTRUCTURING COSTS

During 2018, we committed to a restructuring plan to optimize our manufacturing footprint and to improve our operating efficiencies and synergies related to our recent acquisitions. The table below summarizes the restructuring charges:

	Three Months	Three Months	Cumulative Cost
	Ended March 31,	Ended March 31,	Through March 31,
	2020	2019	2020
Severance and related charges	$152	$153	$7,432
Facility relocation and closure charges	504	1,520	2,501
Total restructuring charges	$656	$1,673	$9,933

The following table summarizes our restructuring liabilities at March 31, 2020:

		Cost
		Incurred	Cost Paid	Effect of
	Balance at	and	or	Changes in	Balance at
	December 31,	Charged to	Otherwise	Exchange	March 31,
	2019	Expense	Settled	Rates	2020
Total restructuring liabilities	$2,172	$656	$(1,295)	$(1)	$1,532

As of December 31, 2019, and March 31, 2020 the accrued restructuring liabilities related primarily to facility relocation and closure charges.

NOTE 15.    WARRANTIES

Provisions of our sales agreements include customary product warranties, ranging from 12 months to 24 months following installation. The estimated cost of our warranty obligation is recorded when revenue is recognized and is based upon our historical experience by product and configuration.

Our estimated warranty obligation is included in Other accrued expenses in our Unaudited Consolidated Balance Sheets. Changes in our product warranty obligation are as follows:

	Three Months Ended March 31,
	2020	2019
Balances at beginning of period	$6,413	$2,084
Increases to accruals	758	519
Warranty expenditures	(856)	(345)
Effect of changes in exchange rates	—	6
Balances at end of period	$6,315	$2,264

NOTE 16.    LEASES

We lease manufacturing and office space under non-cancelable operating leases. Some of these leases contain provisions for landlord funded leasehold improvements which are recorded as a reduction to right-of-use (“ROU”) assets and the related operating lease liabilities. For leases containing an option to renew, we regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease terms, along with the ROU assets and operating lease liabilities. In many cases, we have lease terms that are less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our ROU assets and operating lease liabilities. New leases are negotiated and executed to meet business objectives on an on-going basis.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Our leases do not provide an implicit rate. Accordingly, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. We have a centrally managed treasury function; therefore, we apply a portfolio approach for determining the incremental borrowing rate applicable to the lease term.

Components of operating lease cost were as follows:

	Three Months ended March 31,
	2020	2019
Operating lease cost	$4,834	$1,850
Short-term and variable lease cost	1,308	946
Total operating lease cost	$6,142	$2,796

Maturities of our operating lease liabilities at March 31, 2020 are as follows:

Year Ending December 31,
2020 (remaining)	$17,054
2021	20,395
2022	13,981
2023	11,234
2024	10,104
Thereafter	70,826
Total lease payments	143,594
Less: Interest	(30,105)
Present value of lease liabilities	$113,489

Other information related to leases, including supplemental cash flow information, consists of:

	Three Months ended March 31,
	2020	2019
Cash paid for operating leases	$5,574	$2,891
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$22,208	$38,311

(1) In the three months ended March 31, 2019, we implemented ASC 842, Leases. The previously reported amount includes leases existing on January 1, 2019.

The weighted average remaining lease term and discount rate related to our lease liabilities as of March 31, 2020 were 9.7 years and 4.3%, respectively. As of March 31, 2019, the weighted average remaining lease term and discount rate related to our lease liabilities were 8.4 years and 3.8%, respectively.

NOTE 17.    PENSION LIABILITY

In connection with the acquisitions of HiTek Power Group, LumaSense and Artesyn’s Embedded Power business, we assumed the liabilities of its pension plans. In order to measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We are committed to make annual fixed payments of $0.8 million into the HiTek Power Limited Pension Scheme through April 30, 2024, and then $1.7 million from May 1, 2024 through November 30, 2033. We are obligated to fund the other pension liabilities each year as incurred.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The net pension liability is included in Other long-term liabilities in our Consolidated Balance Sheets as follows:

	March 31,	December 31,
	2020	2019
Pension liability	$66,538	$68,359

The following table sets forth the components of net periodic pension cost for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Service cost	$258	$—
Interest cost	480	199
Expected return on plan assets	(148)	(170)
Amortization of actuarial gains and losses	116	118
Net periodic pension cost	$706	$147

NOTE 18.    STOCK-BASED COMPENSATION

On May 4, 2017, the stockholders approved the Company’s 2017 Omnibus Incentive Plan ("the 2017 Plan") and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan are now available for issuance under the 2017 Plan. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under the 2017 Plan may be issued as performance-based awards to align compensation awards to the attainment of annual or long-term performance goals. As of March 31, 2020, there were 2.9 million shares reserved and 2.0 million shares available for grant under the 2017 Plan.

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

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense	$3,048	$3,199

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Changes in the outstanding RSU awards during the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31, 2020
		Weighted-
		Average
		Grant Date
	Number of RSUs	Fair Value
RSUs outstanding at beginning of period	534	$56.56
RSUs granted	293	$59.32
RSUs vested	(94)	$58.47
RSUs forfeited	(13)	$61.29
RSUs outstanding at end of period	720	$57.34

Changes in our outstanding stock options during the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31, 2020
		Weighted-
		Average
	Number of	Exercise Price
	Options	per Share
Options outstanding at beginning of period	185	$21.56
Options exercised	(5)	$15.73
Options forfeited	—	$—
Options expired	(2)	$15.65
Options outstanding at end of period	178	$21.79
Options vested during the year	—

NOTE 19.    COMMITMENTS AND CONTINGENCIES

We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. Purchase commitments as of March 31, 2020 are approximately $202.3 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.

We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three months ended March 31, 2020.

NOTE 20.    RELATED PARTY TRANSACTIONS

Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. During the three months ended March 31, 2020 and 2019, we engaged in the following transactions with companies related to members of our Board of Directors, as described below:

	Three Months Ended March 31,
	2020	2019
Sales to related parties	$—	$352
Number of related party customers	1	1

We did not have any accounts receivable balances from related party customers with outstanding balances as of March 31, 2020 and December 31, 2019.

We did not have any outstanding accounts payable with our related parties as of March 31, 2020 or December 31, 2019.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 21.    SIGNIFICANT CUSTOMER INFORMATION

The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
Applied Materials, Inc.	$50,981	16.2%	$36,290	25.8%
LAM Research	32,996	10.5%	19,667	14.0%

The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable as of March 31, 2020 and December 31, 2019:

	March 31,		December 31,
	2020		2019
Applied Materials, Inc.	$32,627	15.2%	$36,849	14.9%

Our sales to Applied Materials, Inc., and LAM Research, include precision power products used in semiconductor processing and solar and flat panel display. No other customer accounted for 10% or more of our sales or accounts receivable balances during these periods.

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

The Revolving Facility and Term Loan Facility bear interest, at the option of the Company, at a rate based on a reserve adjusted “Eurodollar Rate” or “Base Rate”, plus an applicable margin. Additionally, the Revolving Facility is subject to an unused line fee. As of March 31, 2020, the effective interest rate for the Revolving Facility and Term Loan Facility was 1.74% and the effective rate for the unused line fee was 0.10%. As of March 31, 2020, the Company had $150.0 million available to withdraw on the Revolving Facility and was in compliance with all covenants.

The fair value of the Company’s outstanding debt approximates its carrying value of $334.8 million as of March 31, 2020.

In connection with the entering into of the Credit Agreement, the Company terminated its then-existing Loan Agreement, as amended (the "Loan Agreement") which previously provided a revolving line of credit of up to $150.0 million subject to certain funding conditions. The Company expensed all unused line of credit fees at the time of termination of the Loan Agreement.

On April 6, 2020 and April 7, 2020, the Company executed interest rate swap transactions in an aggregate notional amount of $286.3 million with various financial institutions. The initial notional amount of the interest rate swap transactions represents 85% of the outstanding principal balance of the “Term Loan Facility” debt under the Company’s existing Credit Agreement, dated as of September 10, 2019, and provides for the Company to pay an average fixed rate of 0.521% per annum in exchange for a variable interest rate based on one-month USD-LIBOR-BBA. The total cost to the Company is the base rate plus the credit spread in the Credit Agreement, which is 75 basis points at current leverage ratios for a total interest rate of 1.271%.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The debt obligation on our Unaudited Consolidated Balance Sheets consists of the following:

	March 31,	December 31,
	2020	2019
Debt:
Term Loan Facility	$336,875	$341,250
Less: debt issuance costs	(2,090)	(2,223)
Total debt	334,785	339,027
Less current portion of long-term debt	(17,500)	(17,500)
Total long-term debt	$317,285	$321,527

Contractual maturities of the Company’s debt obligations, excluding amortization of debt issuance costs, as of March 31, 2020 are as follows:

Amount
2020 (remaining)	$13,125
2021	17,500
2022	17,500
2023	17,500
2024	271,250
Total	$336,875

Interest expense and unused line of credit fees were recorded in the Other income (expense), net, in our Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2020	2019
Interest expense	$2,099	$—
Amortization of debt issuance costs	133	—
Unused line of credit fees and other	38	56
Total interest expense	$2,270	$56

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

For additional information regarding factors that may affect our actual financial condition, results of operations and accuracy of our forward-looking statements, see the information under the caption "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2019. We undertake no obligation to revise or update any forward-looking statements for any reason.

BUSINESS AND MARKET OVERVIEW

Advanced Energy provides highly-engineered, mission-critical, precision power conversion, measurement and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power from the utility and convert it into various types of highly-controllable, usable power that is predictable, repeatable and customizable. Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip, chemical and physical deposition, high and low voltage applications such as process control, computing, networking, telecommunication, analytical instrumentation, medical equipment, industrial technology and temperature-critical thermal applications such as material and chemical processing. We also supply related instrumentation products for advanced temperature measurement and control, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for multiple industrial markets. Our network of global service support centers provides local repair and field service to our customers in key regions as well as upgrade and refurbishment services, and sales of used equipment to businesses that use our products. Our products are primarily sold into the semiconductor equipment, industrial and medical, data center computing, and telecom networking markets. Our recently launched PowerInsight software product uses data analytics and advanced algorithms to provide our customers with actionable information, such as predictive failure, preventive maintenance and process performance. Advanced Energy is organized on a global, functional basis and operates in a single segment structure for power electronics conversion products. We sell our products into four vertical markets or applications and provide revenue data by market to enable tracking of market trends. Following the acquisition of Artesyn in September of 2019, we also provide information on an organic and inorganic basis to improve comparability during the interim periods.

During the first quarter of 2020 we saw the continued spread of COVID-19 which grew into a global pandemic. Our first priority is to provide a healthy and safe working environment for our employees which led to intermittent shutdowns of our manufacturing facilities to implement new health and safety protocols and additional investments to comply with government guidelines. During the first quarter of 2020, there were periods when some of our manufacturing facilities were not operating or were operating at reduced capacity due to government mandates to restrict travel, maintain social distancing and implement health and safety procedures. Additionally, the availability of materials, parts and subcomponents needed for production was also impacted during the quarter.

Despite these challenges, we were able to substantially maintain manufacturing output during the quarter. Although COVID-19 impacted our revenues and manufacturing efficiency, it has not been enough to materially impact our liquidity, our ability to access capital, our ability to comply with our debt covenants or the fair value of our assets. Additionally, we believe the accommodations we have made to our work environment, including employees utilizing work-from-home arrangements where necessary, will not impact our ability to maintain effective internal controls over financial reporting.

While we still have manufacturing facilities operating at reduced capacity, we continue to adjust production to safely meet the needs of our customers. While COVID-19 did not have a material adverse effect on our business during the first quarter of 2020, it is unknown if COVID-19 will have a material adverse impact on our future operations, our financial results (including, but not limited to, revenue, gross profit, net profit, and cash generation) or liquidity. Please see the information under the caption “Risk Factors” in Part II, in Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2019, for additional discussion on the potential impacts of COVID-19 to the future operations of our business.

Recent Acquisition

In September 2019, we completed the acquisition of Artesyn Embedded Technologies, Inc.’s (“Artesyn”) Embedded Power business. Artesyn’s Embedded Power business was one of the world’s largest providers of highly engineered, application-specific AC-DC and DC-DC power supplies for demanding applications. This acquisition diversified our product portfolio and gave us access to attractive growth markets, including hyperscale data centers, telecom infrastructure in next generation 5G networks, embedded industrial power applications and medical diagnostic and treatment applications.

For additional information, see Note 2. Business Acquisitions in in Part I, Item 1 "Unaudited Consolidated Financial Statements".

Semiconductor Equipment Market

Growth in the semiconductor market is driven by growing integrated circuits content across many industries, increased demand for processing and storage in advanced applications such as artificial intelligence or autonomous vehicles, and the rapid adoption of advanced mobile connectivity solutions such as 5G, enhancing existing and enabling new wireless applications. To address the long-term growing demand for semiconductor devices, the industry continues to invest in production capacities for advanced logic devices at the 7nm technology node and beyond, the latest memory devices including 3D-NAND, DRAM and new emerging memories such as MRAM, and back-end test and advanced wafer-level packaging. The industry’s transition to advanced technology nodes in logic and DRAM and to increased layers in 3D memory devices is requiring an increased number of etch and deposition process tools and higher content of our advanced power solutions per tool. As etching and deposition processes become more challenging due to increasing aspect ratios in advanced 3D devices, more advanced radio frequency (RF) and direct current (DC) technologies are needed, and we are meeting these challenges by providing a broader range of more complex RF and DC power solutions. Beyond etch and deposition processes, the growing complexity at the advanced nodes also drive a higher number of other processes across the fab, including inspection, metrology, thermal, ion implantation, and semiconductor test, where Advanced Energy is actively participating as a critical technology provider. In addition, our global support services group offers comprehensive local repair service, upgrade and retrofit offerings to extend the useable life of our customers’ capital equipment for additional technology generations. The acquisition of Artesyn in September 2019 expanded Advanced Energy’s reach within the Semiconductor Equipment market by targeting back-end test and assembly equipment makers.

In the first half of 2019, the semiconductor industry went through a period of weakening equipment investment as a result of slowing growth in end market demand for semiconductor devices, ongoing digestion of equipment capacity, and consumption of existing inventory. In the third quarter of 2019, demand from the semiconductor equipment markets improved slightly from the first half of 2019 run-rate as a result of increased investments in advanced logic and foundry equipment and by increased investment by Chinese fabricators, which drove increased demand for our products, and from which we continued to benefit from in the first quarter of 2020. Based on limited visibility and uncertainty arising from the COVID-19 pandemic and its impact on the global economy and supply chain, it is difficult to determine the extent to which the increased demand for semiconductor equipment will continue.

Industrial & Medical Markets

Customers in the Industrial & Medical markets incorporate our industrial advanced power, embedded power and measurement products into a wide variety of equipment used in applications such as advanced material fabrication, medical device, analytical instrumentation, test and measurement equipment, robotics, motor drives and connected light-emitting diodes.

In Industrial & Medical markets, we remain focused on taking our products into new applications and world regions across Asia, Europe, and North America. Our acquisition of LumaSense in September 2018 further expanded our presence in pyrometry and other temperature measurement applications and has contributed to our year-to-date growth in industrial technology applications as compared to the prior year. With the acquisition of Artesyn in September 2019, we have substantially expanded our reach in Industrial & Medical markets with a broad range of products and applications. In addition, the acquisition meaningfully increased our distribution channel by adding a broad set of distributors, global channel partners and regional manufacturer representatives. Revenue for industrial & medical products dropped in the first quarter of 2020 primarily as a result of a product transition by a large customer resulting in a pushout of orders to future quarters and from the impact of COVID-19 on traditional industrial markets, our supply chain and capacity in our factories. This was partially offset by increased demand for power supplies for certain medical devices and equipment including respirators and ventilators.

Data Center Computing Markets

Following the acquisition of Artesyn in September 2019, Advanced Energy entered the Data Center Computing market with industry-leading products and low-voltage power conversion technologies. We sell to a large number of data center server and storage manufacturers, as well as cloud service providers and their partners. Driven by the growing adoption of cloud computing, market demand for server and storage equipment has shifted from enterprise on-premise computing to data center. Nevertheless, with a growing presence at both cloud service providers and industry-leading data center server and storage vendors, we believe Advanced Energy is well positioned to continue to capitalize on the ongoing shift towards cloud computing. In late 2019 and early 2020 demand for our embedded power products increased driven by share gain and ramp at Hyperscale customers. In addition, the impact of COVID-19 is having a positive impact on data center demand in the near term given the need for cloud and network applications in the current environment.

Telecom & Networking Markets

The acquisition of Artesyn in September 2019 provided Advanced Energy with a portfolio of products and technologies that are used across the Telecommunications & Networking markets. Our customers include many leading vendors of wireless infrastructure equipment, telecommunication equipment and computer networking. The wireless telecom market continues to evolve with more advanced mobile standards. 5G wireless technology promises to drive substantial growth opportunities for the telecom industry as it enables new advanced applications such as autonomous vehicle and virtual/augmented reality. Telecom service providers have started to invest in 5G and this trend is expected to drive demand for our products into the Telecom & Networking markets. In datacom, demand is driven by networking investments by telecom service providers and enterprises upgrading of their network, as well as, cloud data center networking investments. Demand in late 2019 and early 2020 has been lower as geopolitical issues, consolidation of network providers, and slower global growth reduces investment in standard network infrastructure. In addition, the impact of COVID-19 has put further pressure on new investment in the near term.

The analysis presented below is organized to provide the information we believe will be helpful for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our Unaudited Consolidated Financial Statements in Part I, Item 1 of this report, including the notes thereto. Also included in the following analysis are measures that are not in accordance with U.S. GAAP. A reconciliation of the non-GAAP measures to U.S. GAAP is provided below.

Results of Continuing Operations

The following tables set forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Sales	$315,456	$140,743
Gross profit	112,231	65,740
Operating expenses	86,423	53,949
Operating income from continuing operations	25,808	11,791
Other income (expense), net	(3,510)	743
Income from continuing operations before income taxes	22,298	12,534
Provision for income taxes	3,900	(2,853)
Income from continuing operations, net of income taxes	$18,398	$15,387

	Three Months Ended March 31,
	2020	2019
Sales	100.0%	100.0%
Gross profit	35.6	46.7
Operating expenses	27.4	38.3
Operating income from continuing operations	8.2	8.4
Other income (expense), net	(1.1)	0.5
Income from continuing operations before income taxes	7.1	8.9
Provision for income taxes	1.2	(2.0)
Income from continuing operations, net of income taxes	5.8%	10.9%

SALES

The following tables summarize net sales and percentages of net sales, by product line, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change 2020 v. 2019
	2020	2019	Dollar	Percent
Semiconductor Equipment	$133,625	$91,437	$42,188	46.1%
Industrial & Medical	61,979	49,306	12,673	25.7
Data Center Computing	86,183	—	86,183	N/A
Telecom & Networking	33,669	—	33,669	N/A
Total	$315,456	$140,743	$174,713	124.1%

	Three Months Ended March 31,
	2020	2019
Semiconductor Equipment	42.4%	65.0%
Telecom & Networking	19.6	35.0
Data Center Computing	27.3	-
Industrial & Medical	10.7	-
Total	100.0%	100.0%

Total Sales

Sales increased $174.7 million, or 124.1%, to $315.5 million for the three months ended March 31, 2020 as compared to the same period in 2019. Revenue for the three months ended March 31, 2020 was benefited by

$153.9 million in inorganic sales from the acquisition of Artesyn. Organic sales for the three months ended March 31, 2020, increased $20.8 million principally due to increased demand in the semiconductor capital equipment market offset partially by a lower demand for industrial thin film and embedded power products given slower global growth compounded by the impact of COVID-19.

Sales in the semiconductor equipment market increased $42.2 million, or 46.1%, for the three months ended March 31, 2020 as compared to the same periods in 2019 when semiconductor equipment volume was at a low point as a result of various market factors in the semiconductor industry. The increase in sales during 2020 is due to an increase in production and demand for semiconductor equipment used in deposition and etch applications, particularly related to foundry/logical applications, timing of new technology investment, and modest capacity additions for advanced memory applications.

Sales in the industrial and medical market increased $12.7 million, or 25.7%, for the three months ended March 31, 2020 as compared to the same periods in 2019. Inorganic growth contributed $32.4 million while organic sales in the industrial and medical markets decreased $19.7 million, or 40.0%, for the three months ended March 31, 2020 as compared to the same periods in 2019. The decrease in industrial and medical organic sales was primarily due to a product transition at a major customer that delayed orders to future quarters and from the impacts from COVID-19 and on-going uncertainty.

Sales in the data center computing market were $86.2 million for the three months ended March 31, 2020 and were $0.0 million for the same periods in 2019. The increase in data center computing sales is due to the addition of new product verticals through inorganic growth. Overall demand in the data center computing market is being driven by growth in Hyperscale customers, share gain, and increased demand for cloud and data services accelerated by the impact of COVID-19.

Sales in the telecom networking market were $33.7 million for the three months ended March 31, 2020 and were $0.0 million for the same periods in 2019. The increase in telecom networking sales is due to the addition of new product verticals through inorganic growth. Overall demand for telecom networking equipment is impacted by reduced investment in current generation networks given geopolitical issues, consolidation of network providers, and slowing global growth. Over time, investment in network switching capacity amplified by COVID-19 and 5G infrastructure is expected to drive growth in this market.

Backlog

Our backlog was $300.1 million at March 31, 2020 as compared to $258.9 million at December 31, 2019. Backlog increased primarily due to strong demand for semiconductor equipment and data center computing equipment, combined with supply and capacity constraints impacting the first quarter of 2020 due to COVID-19. We expect these factors will continue to impact the second quarter of 2020.

GROSS PROFIT

For the three months ended March 31, 2020, gross profit increased $46.5 million to $112.2 million, or 35.6% of sales, as compared to gross profit of $65.7 million, or 46.7% of sales, for the same period in 2019. The decrease in gross profit as a percent of revenue is predominately due to the addition of the inorganic product mix, which carry lower gross margins, offset partially due to favorable organic product mix and favorable other cost of sales items. Gross profit for the three months ended March 31, 2020 includes $27.9 million from our acquisition of Artesyn. The impact of COVID-19 on our gross profit was limited due to benefits received from local governments which largely offset increased employee, freight, personal protective equipment and other related costs. Many of these costs are expected to continue in the second quarter.

OPERATING EXPENSES

Operating expenses increased $32.5 million to $86.4 million, or 27.4% of sales, for the three months ended March 31, 2020 from $53.9 million, or 38.3% of sales, for the same period in 2019. Operating expenses increased during the period primarily due to the acquisition of Artesyn, which added $29.0 million in the first quarter of 2020 as well as increased investment in research and development, facility costs and professional fees, partially offset by savings from initial synergy activities.

The following table summarizes our operating expenses as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2020		2019
Research and development	$34,770	11.0%	$21,289	15.1%
Selling, general, and administrative	45,991	14.6	29,014	20.6
Amortization of intangible assets	5,006	1.6	1,973	1.4
Restructuring charges	656	0.2	1,673	1.2
Total operating expenses	$86,423	27.4%	$53,949	38.3%

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

Research and development expenses increased $13.5 million for the three months ended March 31, 2020 compared to the same period in 2019. Research and development expenses for the three months ended March 31, 2020 includes $11.6 million from the acquisition of Artesyn. The remaining increase in research and development expense is due to increased headcount and material costs as we invest in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs.

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

Selling, general and administrative (“SG&A”) expenses increased $17.0 million for the three months ended March 31, 2020 compared to the same period in 2019. Selling, general and administrative expenses for the three months ended March 31, 2020 includes $13.1 million from the acquisition of Artesyn. Organic SG&A expenses increased by $3.9 million related to increased facility costs related to investments in our corporate headquarters in Denver, Colorado, and facilities in California, headcount and related costs and professional fees, partially offset by initial synergies from our recent acquisitions. Additionally, the three months ended March 31, 2019 included a favorable tax settlement of $1.0 million.

Amortization of Intangibles

Amortization expense increased $3.0 million to $5.0 million during the three months ended March 31, 2020 compared to $2.0 million during the same period in 2019. The increase during the three months ended March 31, 2020 is primarily driven by incremental amortization of new intangible assets related to the acquisition of Artesyn.

Restructuring

In connection with the restructuring actions management previously put in place to optimize our manufacturing footprint to lower-cost regions, and improvements in operating efficiencies and synergies related to our recent acquisitions, during the three months ended March 31, 2020 and 2019, we recognized $0.5 million and $1.5 million, respectively, in restructuring charges primarily related to employee termination benefits and recognition of excess lease space as we optimize our facility footprint. Additionally, during the same time periods, we paid approximately $0.1 million and $0.1 million, respectively, in severance related costs.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. Other income (expense), net was ($3.5) million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. The increase in other expense is primarily due to higher interest expense in the first quarter of 2020 related to the debt issued for the acquisition of Artesyn as well as the discount recorded from the facility draw by Bold Renewables Holdings, LLC.

Provision for Income Taxes

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended March 31, 2020 and 2019, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by additional GILTI tax in the U.S. The effective tax rate for the first three months of 2020 was higher than the same period in 2019 primarily due to the release of liabilities for uncertain tax positions in the first quarter of 2019 based on the completion of additional procedures during the quarter to support a change in facts with respect to a specific prior period position.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Results of Discontinued Operations

We completed the wind down of our inverter engineering, manufacturing, and sales product lines in December 2015. Accordingly, the inverter product lines are presented as a discontinued operation for all periods presented herein. Extended warranties previously sold for the inverter product line are reflected in deferred revenue from continuing operations in our Unaudited Consolidated Balance Sheets and will be reflected in continuing operations in future periods as the deferred revenue is earned and the associated services are rendered.

Income from discontinued operations, net of income taxes are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Sales	$—	$—
Cost of sales	—	—
Total operating expense	139	—
Operating income (loss) from discontinued operations	(139)	—
Other income (expense)	(210)	(4)
Income (loss) from discontinued operations before income taxes	(349)	(4)
Provision (benefit) for income taxes	(29)	5
Income (loss) from discontinued operations, net of income taxes	$(320)	$(9)

Operating income from discontinued operations for the three months ended March 31, 2020, includes the effect of legal fees incurred in connection with the defense of product warranty claims and foreign exchange gain or (losses).

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

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items (in thousands)	Three Months Ended March 31,
	2020	2019
Gross profit from continuing operations, as reported	$112,231	$65,740
Adjustments to gross profit:
Stock-based compensation	222	233
Facility expansion and relocation costs	1,543	170
Acquisition-related costs	5,141	—
Non-GAAP gross profit	119,137	66,143
Non-GAAP gross margin	37.8%	47.0%

Operating expenses from continuing operations, as reported	86,423	53,949
Adjustments:
Amortization of intangible assets	(5,006)	(1,973)
Stock-based compensation	(2,826)	(2,966)
Acquisition-related costs	(2,836)	(1,511)
Facility expansion and relocation costs	(385)	(74)
Restructuring charges	(656)	(1,673)
Non-GAAP operating expenses	74,714	45,752
Non-GAAP operating income	$44,423	$20,391
Non-GAAP operating margin	14.1%	14.5%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items	Three Months Ended March 31,
	2020	2019
Income from continuing operations, less non-controlling interest, net of income taxes	$18,383	$15,379
Adjustments:
Amortization of intangible assets	5,006	1,973
Acquisition-related costs	7,977	1,511
Facility expansion and relocation costs	1,928	244
Restructuring charges	656	1,673
Tax effect of non-GAAP adjustments	(1,370)	(851)
Non-GAAP income, net of income taxes, excluding stock-based compensation	32,580	19,929
Stock-based compensation, net of taxes	2,363	2,463
Non-GAAP income, net of income taxes	$34,943	$22,392
Non-GAAP diluted earnings per share	$0.91	$0.58

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

Liquidity and Capital Resources

LIQUIDITY

We believe that adequate liquidity and cash generation are important to the execution of our strategic initiatives and to operate effectively in uncertain environments. Our ability to fund our operations, acquisitions, capital expenditures, service debt requirement and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, cash generated from current operations and our credit facility noted below.

At March 31, 2020, we had $355.0 million in cash, cash equivalents, and marketable securities.

In connection with the Artesyn acquisition in 2019, the Company entered into a credit agreement (the “Credit Agreement”) that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”) and a $150.0 million senior unsecured revolving facility (the “Revolving Facility”). Both the Term Loan Facility and the Revolving Facility mature on September 10, 2024. At March 31, 2020, we had $150.0 million in available funding under the Revolving Facility. The Term Loan Facility requires quarterly repayments of $4.4 million, plus accrued interest, with the remaining balance due in September 2024. For more information on the Credit Facility, see Note 22. Credit Facility in Part I, Item 1 "Unaudited Consolidated Financial Statements".

In connection with the entry into the Credit Agreement, the Company terminated its then-existing Loan Agreement, as amended (the "Loan Agreement"), which previously provided a revolving line of credit of up to $150.0 million subject to certain funding conditions.

On April 6, 2020 and April 7, 2020, the Company executed interest rate swap transactions in an aggregate notional amount of $286.3 million with various financial institutions. The initial notional amount of the interest rate swap transactions represents 85% of the outstanding principal balance of the Term Loan Facility debt under the Company’s existing Credit Agreement, dated as of September 10, 2019, and provides for the Company to pay an average fixed rate of 0.521% per annum in exchange for a variable interest rate based on one-month USD-LIBOR-BBA. The total cost to the Company is the base rate plus the credit spread in the Credit Agreement, which is currently 75 basis points at current leverage ratios for a total interest rate of 1.271%.

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

On December 18, 2019, our Board of Directors authorized the removal of the expiration date from the share repurchase program and increased the balance available for stock repurchase by $25.1 million. As of March 31, 2020, the Company was authorized to repurchase shares of the Company’s common stock of up to a total of $42.8 million.

In order to execute the repurchase of shares of common stock, the Company periodically enters into stock repurchase agreements. During the three months ended March 31, 2020 and 2019, the Company has repurchased the following shares of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Amount paid to repurchase shares	$7,248	$—
Number of shares repurchased	170	—
Average repurchase price per share	$42.59	$—

We believe our current cash levels, available borrowing capacity under the Revolving Facility, as well as expected cash generation from future operations, will be adequate to meet our working capital requirements, debt repayment and capital expenditures, contractual obligations, share repurchase programs, and additional acquisitions on long-term and short-term basis. We may, however, depending upon the number or size of additional acquisitions, seek additional financing from time to time.

CASH FLOWS

A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities from continuing operations	$28,940	$6,855
Net cash provided by (used in) operating activities from discontinued operations	(418)	(1,409)
Net cash provided by (used in) operating activities	28,522	5,446
Net cash provided by (used in) investing activities from continuing operations	(7,124)	(2,436)
Net cash provided by (used in) financing activities from continuing operations	(13,794)	(1,707)
EFFECT OF CURRENCY TRANSLATION ON CASH	(1,505)	(566)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,099	737
CASH AND CASH EQUIVALENTS, beginning of period	346,441	354,552
CASH AND CASH EQUIVALENTS, end of period	352,540	355,289
Less cash and cash equivalents from discontinued operations	—	4,140
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$352,540	$351,149

2020 CASH FLOWS COMPARED TO 2019

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $28.9 million, as compared to $5.4 million for the same period in 2019. The increase of $23.1 million in net cash flows from operating activities, as compared to the same period in 2019, is due to overall increases in sales to the semiconductor equipment market resulting in increased earnings from continuing operations and incremental cash flow from inorganic operations.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2020 was $7.1 million. Net cash used in investing activities for the three months ended March 31, 2019 was $2.4 million. The increase is due to investment in capacity and facilities as we integrate certain locations.

Net cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2020 was $13.8 million. Net cash used in financing activities for the three months ended March 31, 2019 was $1.7 million. The increase is due to $7.2 million of share repurchases and repayment of $4.4 million on our term loan during the three months ended March 31, 2020.

Effect of currency translation on cash

During the three months ended March 31, 2020, currency translation had a $1.5 million unfavorable impact as compared to a $0.6 million unfavorable impact during the same period in 2019 primarily due to the strengthened U.S. dollar. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Danish Krone ("DKK"), Euro ("EUR"), Pound Sterling ("GBP"), Israeli New Shekel ("ILS"), Indian Rupee ("INR"), Japanese Yen ("JPY"),

Philippines Peso ("PHP"), South Korean Won ("KRW"), Singapore Dollar ("SGD") and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY.

The change in these key currency rates during the three months ended March 31, 2020 and 2019 are as follows:

		Three Months Ended March 31,
From	To	2020	2019
CAD	USD	(5.8)%	2.1%
CHF	USD	3.4%	(1.1)%
CNY	USD	(5.3)%	2.5%
DKK	USD	(2.0)%	(2.0)%
EUR	USD	(1.9)%	(2.0)%
GBP	USD	(5.0)%	2.3%
ILS	USD	2.2%	3.3%
INR	USD	(7.2)%	0.1%
JPY	USD	2.5%	(0.8)%
KRW	USD	(6.8)%	(2.1)%
PHP	USD	—	—
SGD	USD	(4.8)%	0.6%
TWD	USD	2.0%	(0.9)%

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1. Operation and Summary of Significant Accounting Policies and Estimates to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

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

As of March 31, 2020, our investments consisted of certificates of deposit, with maturities of less than 1 year and money market deposits (see Note 7. Marketable Securities and Assets Measured at Fair Value in Part 1, Item 1 "Unaudited Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and if our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by an immaterial amount.

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

See the "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2019.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved for the three months ended March 31, 2020 and 2019. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

COVID-19 and the Impact on our Business

As we have grown our locations worldwide, our risk to regional and worldwide viruses and diseases has also grown. For example, the continuing spread in 2020 of COVID-19 and related government actions restricting travel, commerce and gathering has adversely affected our manufacturing locations in China, the Philippines, Malaysia and other locations. COVID-19 has also resulted in economic recessions and high unemployment in many countries which could negatively impact customer purchases of our products. If COVID-19 continues to grow and restrictions remain in place, we may continue to see adverse impact on our ability (a) to manufacture, test, service and ship our products, (b) to get required materials and sub-assemblies to build and service our products and (c) to staff labor and management for manufacturing, research and development, supply chain, service and administrative operations.  Further, we may experience adverse impact with our global supply chain partners and transportation service providers which may result in increased costs and material shortages. Our customers may also delay orders should our products be included as a subsystem into their systems. COVID-19 could adversely impact our near-term and long-term revenues, earnings and cash flow and will require expenditures in the short-term to address the current situation in Asia and worldwide. This situation continues to evolve, and other impacts may arise that we are not aware of currently.  We have an active rapid response team to mitigate risks we are aware of currently and as they arise.

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

To meet rapidly changing demand in each of the industries we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain, and motivate and retain key employees. During periods of increasing demand, we must have enough manufacturing capacity and inventory to fulfill customer orders, effectively manage our supply chain, and attract, retain, and motivate a sufficient number of qualified individuals. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition, or results of operations may be materially and adversely affected. For example, following record levels of demand in the first half of 2018, the semiconductor equipment market experienced a decline, and, as a result, Advanced Energy’s revenue from the semiconductor equipment market declined 24.5% during 2019, as compared to 2018. Although the semiconductor equipment market improved during the fourth quarter of 2019 and the first quarter of 2020, it is unclear at this time if the market will recover to previous levels. In addition, the market may be characterized in the future with more “mini-ramps” rather than sustained growth periods as experienced during 2015-2017. In addition, our data center computing and telecom networking markets are characterized by large program investments, which can cause variations in quarterly or annual revenues.

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

A disruption in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:

●	negatively impact global demand for our products, which could result in a reduction of sales, operating income and cash flows;
●	make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;
●	cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any technical or other waivers under our debt agreements to the extent we may seek them in the future;
●	decrease the value of our investments; and
●	impair the financial viability of our insurers.

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
●meet target deadlines in achieving regulatory compliance.

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

If we are unable to successfully or timely integrate the operations of Artesyn’s Embedded Power business into our business, we may be unable to realize the revenue growth, synergies, cost-savings and other anticipated benefits resulting from the acquisition and our business could be adversely affected. Additionally, we have incurred and will continue to incur transaction-related costs, including legal, regulatory, and other costs associated with implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all. Further, we may not realize the expected benefits from the acquisition. Artesyn’s Embedded Power business and operations may not achieve the anticipated revenues and operating results. Any of the foregoing risks could materially harm our business, financial condition, and results of operations.

Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, could adversely affect our business, financial condition, results of operations, and cash flows, and could significantly reduce stockholder benefits from a change of control event.

As of March 31, 2020, our total debt was $336.9 million, excluding unamortized debt issuance costs, of which $17.5 million was classified as current. We are contractually obligated to make quarterly payments of $4.4 million, plus accrued interest, with any outstanding balance due in September 2024. Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.

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

Examples of recent actions are tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce in March 2018, the scope of which increased on February 8, 2020, and a 25% tariff on certain products that originate in China announced by the United States Trade Representative (“USTR”) in June 2018. The

USTR also announced in June and July 2018 two additional supplemental lists of products that are subject to tariffs if the goods imported into the United States originate in China, which would increase the cost of imported products. These supplemental lists issued by the USTR added an additional 25% on certain semiconductor equipment and parts originating in China that are sold by us or used in our business in the United States. In August 2018, the second list was made effective with a 25% tariff and in September 2018 the third list was made effective with a 10% tariff, increasing to 25% in May 2019. A fourth list was proposed by USTR in May 2019 for all remaining items originating in China. A portion of the fourth list (“4a”), was made effective September 1, 2019, with an additional tariff of 15%, reduced to 7.5% on February 14, 2020. The remainder of the fourth list (“4b”) was scheduled to have an additional tariff of 15% go into effect on December 15, 2019, however on December 13, 2019, the tariffs for list 4b were suspended after the U.S. announced it would enter into a trade agreement with China (the “Phase 1 Agreement”). Although the Phase 1 Agreement was signed January 15, 2020, implementation has been delayed due to COVID-19; however, Phase 1 will have no impact on the tariffs imposed on Company products. A Phase 2 Agreement is projected to be announced after the U.S. elections in November of 2020, which may relieve some portion of such tariffs. Any increase in the cost of importing such goods and parts could decrease our margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary parts, which could have a material adverse effect on our business results, results of operations, or financial condition.

On April 28, 2020 the U.S. Department of Commerce issued new rules that (1) expand the definition of military end use and (2) eliminate the applicability of certain license exceptions for exports to countries on Country Group D of Supplement No. 1 to part 740 of the Export Administration Regulations. These changes expand export license requirements for U.S. companies to sell certain items to companies in China that have operations that could support military end uses, even if the items sold by the U.S. companies are for civilian end use and they reduce the applicability of license exceptions for exports to those countries listed on Country Group D, including China. Additionally, the U.S. Department of Commerce is currently considering proposed rules that decrease the amount of U.S. origin content allowed for non-U.S. manufactured products that are sold to companies on the U.S. Entity List, expand the restrictions on the sale of foreign-made goods that are based on U.S. technology or software, and regulate the use of U.S. origin semiconductor manufacturing equipment that produces semiconductor devices for certain companies. The rule changes for export controls may reduce or impair our customers’ ability to sell products internationally, which could in turn decrease the demand for our products and have a material adverse effect on our revenues and profitability. At this time, the additional proposed rule changes are not anticipated to impact the Company’s sales of non-U.S. products; however, any unpredicted rule changes could adversely affect our business results, operations, or financial condition.

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

A significant portion of our operations outside the United States are located in the PRC, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in customs regulations and tariffs, changes in tax policies, changes in PRC laws and regulations, possible expropriation or other PRC government actions, and unsettled political conditions including potential changes in U.S. policy regarding overseas manufacturing. In addition, the acquisition of Artesyn added a significant additional footprint in both facilities and resources in China. These factors may have a material adverse effect on our operations, business, results of operations, and financial condition. See "We are exposed to risks associated with worldwide financial markets and the global economy" risk factor below.

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

Sales to our customers outside the United States were approximately 55.1% and 58.9% of our total sales for the three months ended March 31, 2020 and 2019, respectively. The acquisitions of the power controls modules and high and low voltage product lines have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

●	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;
●	our ability to develop and maintain relationships with suppliers and other local businesses;
●	compliance with product safety requirements and standards that are different from those of the United States;
●	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;
●	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;
●	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);
●	the ability to provide enough levels of technical support in different locations;
●	our ability to obtain business licenses that may be needed in international locations to support expanded operations;
●	timely collecting accounts receivable from foreign customers including significant balances in accounts receivable from foreign customers as of March 31, 2020;
●	collection of accounts receivable from foreign customers can also be unexpectedly delayed beyond our payment terms if the project itself is delayed and/or government funded. For example, tariffs and slower growth have impacted certain of our Chinese markets which have delayed projects. If these projects are permanently delayed or cancelled it could have a negative impact on our financial results or projections
●	changes in tariffs, taxes, and foreign currency exchange rates;
●	recent protests and rioting in Hong Kong have affected travel in the region and may result in governmental actions that could impact business in the region; and

●	recent government actions in response to COVID-19 have resulted in partial or complete shutdown of certain of our facilities and impacted our supply chain and logistics functions. The length of these restrictions and our ability to respond to changes in local environments may have a significant effect on our business results.

Our profitability and ability to implement our business strategies, maintain market share and compete successfully in international markets will be compromised if we are unable to manage these and other international risks successfully.

Our product lines are manufactured only at a few sites and our sites are not generally interchangeable.

Our power products for the semiconductor industry are manufactured in Shenzhen, PRC. Our high voltage products are manufactured in Ronkonkoma and Lockport, New York, Littlehampton, United Kingdom and Shenzhen, PRC. Our thermal instrumentation products are manufactured in Vancouver, Washington, Santa Clara, California, Littlehampton, United Kingdom and Frankfurt, Germany. Our pyrometry solutions are manufactured in Ballerup, Denmark and Santa Clara, California. Our telecom & networking and data center computing products are manufactured in Zhongshan, PRC, Rosario, Philippines and Santa Rosa, Philippines. Some of Artesyn’s Embedded Power business’ products will be contract manufactured by the carved-out former Artesyn consumer group at their Luoding, China facility until September 2020. Each facility is under operating lease and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities which could result in labor or supply chain risks. Each facility manufactures different products, and therefore, is not interchangeable. Natural, uncontrollable occurrences or other operational issues at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. For example, the spread of COVID-19 and related government actions may have resulted in temporary shut-downs of our facilities and may impact availability of materials supply and manufacturing employees, particularly in our foreign operations. Any potential losses from such occurrences could significantly affect our relationship with customers, operations, and results of operations for a prolonged period. As a result, we are investing in additional production options in Malaysia. We believe this investment will help to mitigate our exposure to regional risks, improve our business continuity profile and lower costs over time.

Our restructuring and other cost reduction efforts have included transitioning manufacturing operations to our facility in Shenzhen from other manufacturing facilities, such as Fort Collins, Colorado and Littlehampton, United Kingdom, which renders us increasingly reliant upon our Shenzhen facility. We have been notified that we will be required to relocate our Shenzhen, PRC manufacturing facility by December 2021. A disruption in manufacturing at our Shenzhen facility, from whatever cause, could have a significantly adverse effect on our ability to fulfill customer orders, our ability to maintain customer relationships, our costs to manufacture our products and, as a result, our results of operations and financial condition. To mitigate these risks, we are investing in a dual manufacturing facility in Penang, Malaysia that will be capable of manufacturing our semiconductor and other products. We have begun pilot production for qualification and while the facility opened in the first quarter of 2020, it may take additional time to realize the facility’s full production capacity given the impact of COVID-19.

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

In addition, the acquisition of Artesyn’s Embedded Power business added significant vertically integrated manufacturing sites in China and the Philippines. These sites represent large fixed costs which are difficult to adjust as economic and other conditions change. If we do not successfully integrate these operations and operate them in an efficient manner, we could experience greater losses in times of revenue reduction.

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

This reliance involves several risks, including the following:

●	the inability to obtain an adequate supply of required parts, components, or subassemblies;
●	supply shortages, if a sole or limited source provider ceases operation;
●	the need to fund the operating losses of a sole or limited source provider;
●	reduced control over pricing and timing of delivery of raw materials and parts, components, or subassemblies;
●	the need to qualify alternative suppliers;
●	suppliers that may provide parts, components or subassemblies that are defective, contain counterfeit goods or are otherwise misrepresented to us in terms of form, fit or function;
●	the inability of our suppliers to develop technologically advanced products to support our growth and development of new products;
●	the impact of geopolitical issues or tariffs that could affect the cost and availability of required parts, components, or subassemblies; and
●	the recent impact of COVID-19 has affected our global supply chain, resulting in many suppliers operating at partial capacity or being shut down at certain points in time. This impact can create part shortages, increased logistics costs and potential lost business if we are not ultimately able to deliver products to our customers in a timely fashion.

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

We operate in a highly competitive environment where innovation is critical, our future success depends on many factors, including the effective commercialization and customer acceptance of our products and services. The development, introduction, and support of a broadening set of products is critical to our continued success. Our results of operations could be adversely affected if we do not continue to develop new products, improve and develop new applications for existing products, and differentiate our products from those of competitors resulting in their adoption by customers.

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

Our ten largest customers accounted for 59.2% and 39.8% of our sales for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, sales to Applied Materials, Inc. and Lam Research were $51.0 million and $33.0 million, respectively. Applied Material, Inc. had a $32.6 million and $36.9 million accounts receivable balance as of March 31, 2020 and December 31, 2019, respectively. A significant decline in sales from these customers, or the Company’s inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.

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

Our success depends significantly on our proprietary technology. We attempt to protect our intellectual property rights through patents and non-disclosure agreements; however, we might not be able to protect our technology, and competitors might be able to develop similar technology independently. In addition, the laws of some foreign countries might not afford our intellectual property the same protections as do the laws of the United States. Our intellectual property is not protected by patents in several countries in which we do business, and we have limited patent protection in other countries, including the PRC. The cost of applying for patents in foreign countries and translating the applications into foreign languages requires us to carefully select the inventions for which we apply for patent protection and the countries in which we seek such protection. Generally, our efforts to obtain international patents have been concentrated in the European Union and certain industrialized countries in Asia, including Korea, Japan, and Taiwan. If we are unable to protect our intellectual property successfully, our business, financial condition, and results of operations could be materially and adversely affected.

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

Our legacy inverter products may suffer higher than anticipated litigation, damage, or warranty claims.

Our legacy inverter products (of which we discontinued the manufacture, engineering, and sale in December 2015 and which are reflected as Discontinued Operations in this filing) contain components that may contain errors or defects and were sold with original product warranties ranging from one to ten years with an option to purchase additional warranty coverage for up to 20 years. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products or to pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We are experiencing increasing claims from customers and suppliers and increasing litigation related to the legacy inverter product line. We review such claims and vigorously defend against such lawsuits in the ordinary course of our business. We cannot assure that any such claims or litigation brought against us will not have a material adverse effect on our business or financial statements. Our involvement in such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. We also accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in additional expenses in the line "Income (loss) from discontinued operations, net of tax” on our Consolidated Statement of Operations in future periods. We plan to continue supporting inverter customers with service maintenance and repair operations. This includes performing service to fulfill obligations under existing service maintenance contracts. There is no certainty that these can be performed profitably and could be adversely affected by higher than anticipated product failure rates, loss of critical service technician skills, an inability to obtain service parts, customer demands and disputes and cost of repair parts, among other factors. See Note 4. Disposed and Discontinued Operations in Part I, Item 1 "Unaudited Consolidated Financial Statements" contained herein.

Our products may suffer from defects or errors leading to damage or warranty claims.

Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective or fail because of their design, we might be required to repair, redesign, or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. In recent years, we have experienced increased warranty costs for our legacy inverter product lines, which is reflected in "Income from discontinued operations, net of income taxes." See Note 4. Disposed and Discontinued Operations in Part I, Item 1 "Unaudited Consolidated Financial Statements" contained herein.

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

On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union ("EU"). On January 23, 2020, the UK left the EU, which is commonly referred to as "Brexit". The UK and the EU are now in a transitionary period through the end of 2020. Negotiation on the UK’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the UK and the EU, is unclear. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our sales, operations, and financial results. Our operations in the UK may be adversely affected by extreme fluctuations in the UK exchange rates. Moreover, the imposition of any import restrictions and duties levied on our UK products as imported for EU customers may make our products more expensive for such customers and less competitive from a pricing perspective.

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

Like many multinational corporations, we maintain a global information technology system, including software products licensed from third parties. The acquisition of Artesyn added additional information systems that are initially different from current systems. Any system, network or Internet failures, misuse by system users, the hacking into or disruption caused by unauthorized access or loss of license rights could disrupt our ability to timely and accurately manufacture and ship products or to report our financial information in compliance with the timelines mandated by the SEC. Any such failure, misuse, hacking, disruptions, or loss would likely cause a diversion of management’s attention from the underlying business and could harm our operations. In addition, a significant failure of our global information technology system could adversely affect our ability to complete an evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

If our network security measures are breached and unauthorized access is obtained to a customer’s data or our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. Unauthorized access to our data, including any regarding our customers, could expose us to a risk of loss of this information, loss of business, litigation, and possible liability. These security measures may be breached by intentional misconduct by computer hackers, as a result of third-party action, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

We have been, and in the future may again be, involved in litigation. Litigation is costly and could result in further restrictions on our ability to conduct business or make use of market relationships we have developed, or an inability to prevent others from using our technology.

Litigation may be necessary to enforce our commercial or property rights, to defend ourselves against claimed violations of such rights of others, or to protect our interests in regulatory, tax, customs, commercial, and other disputes, or similar matters. In particular, we have been experiencing increased litigation related to our legacy inverter product line. Litigation often requires a substantial amount of our management’s time and attention, as well as financial and other resources, including:

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

We currently have unfunded obligations to our pension plans. The extent of future contributions to the pension plan depends heavily on market factors such as the discount rate used to calculate our future obligations and the actual return on plan assets which enable future payments. We estimate future contributions to the plan using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions. Additionally, a material deterioration in the funded status of the plan could increase pension expenses and reduce our profitability. See Note 17. Pension Liability in Part I, Item 1 "Unaudited Consolidated Financial Statements" contained herein.

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

As of March 31, 2020, we have $215.9 million of goodwill and $178.4 million in intangible assets. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations and could harm the trading price of our common stock.

We are subject to numerous governmental regulations.

We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products and control systems and regulations governing the import, export and customs duties related to our products. We might incur significant costs as we seek to ensure that our products meet safety and emissions standards, many of which vary across the states and countries in which our products are used. In the past, we have invested significant resources to redesign our products to comply with these directives. Compliance with future regulations, directives, and standards could require us to modify or redesign some products, make capital expenditures, or incur substantial costs. Also, we may incur significant costs in complying with the numerous imports, exports, and customs regulations as we seek to sell our products internationally. If we do not comply with current or future regulations, directives, and standards:

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension of the share repurchase program to December 2019 from its original maturity of March 2018. In May 2018, our Board of Directors approved a $50 million increase in the repurchase authorization.

On December 18, 2019, our Board of Directors authorized the removal of the expiration date from the repurchase program and increased the balance available for stock repurchase by $25.1 million. As of March 31, 2020, the Company was authorized to repurchase shares of the Company’s common stock of up to a total of $42.8 million.

In order to execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2020 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	$50,000
February 1, 2020 - February 29, 2020	—	—	—	50,000
March 1, 2020 - March 31, 2020	170	42.59	170	42,751
Total	170	$42.59	170	$42,751

ITEM 6.       EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2020

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Attached as Exhibit 101 to this report are the following materials from Advanced Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	May 6, 2020	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer & Executive Vice President