Form 10-Q
period 2020-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2020-08-05
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
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

As of August 3, 2020, there were 38,330,839 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$380,637	$346,441
Marketable securities	2,729	2,614
Accounts and other receivable, net of expected credit losses of $7,477 and $7,745, respectively	235,613	246,564
Inventories	260,049	230,019
Income taxes receivable	4,862	4,245
Other current assets	45,792	36,855
Total current assets	929,682	866,738
Property and equipment, net	107,554	108,109
Operating lease right-of-use assets	107,774	105,404
Deposits and other assets	21,776	22,556
Goodwill	207,926	202,932
Intangible assets, net	173,644	184,011
Deferred income tax assets	45,894	42,656
TOTAL ASSETS	$1,594,250	$1,532,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,415	$170,671
Income taxes payable	8,202	9,687
Accrued payroll and employee benefits	54,503	51,545
Other accrued expenses	49,501	41,691
Customer deposits and other	13,637	10,926
Current portion of long-term debt	17,500	17,500
Current portion of operating lease liabilities	19,112	18,312
Total current liabilities	342,870	320,332
Long-term debt	313,040	321,527
Operating lease liabilities	92,613	90,538
Pension benefits	67,451	68,169
Deferred income tax liabilities	11,989	9,952
Uncertain tax positions	16,478	16,055
Long-term deferred revenue	7,519	8,011
Other long-term liabilities	23,932	20,562
Total liabilities	875,892	855,146
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 38,325 and 38,358 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	38	38
Additional paid-in capital	102,094	104,849
Accumulated other comprehensive loss	(9,148)	(5,897)
Retained earnings	624,829	577,724
Advanced Energy stockholders' equity	717,813	676,714
Noncontrolling interest	545	546
Total stockholders’ equity	718,358	677,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,594,250	$1,532,406

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales, net:
Product	$311,770	$106,193	$601,131	$218,305
Services	28,110	28,617	54,205	57,248
Total sales, net	339,880	134,810	655,336	275,553
Cost of sales:
Product	195,535	56,113	386,601	116,914
Services	14,041	14,571	26,200	28,773
Total cost of sales	209,576	70,684	412,801	145,687
Gross profit	130,304	64,126	242,535	129,866
Operating expenses:
Research and development	35,855	21,840	70,625	43,129
Selling, general and administrative	48,174	27,612	94,165	56,626
Amortization of intangible assets	5,009	1,874	10,015	3,847
Restructuring expense	5,790	1,795	6,446	3,468
Total operating expenses	94,828	53,121	181,251	107,070
Operating income	35,476	11,005	61,284	22,796
Other income (expense), net	(1,587)	15,545	(5,097)	16,288
Income from continuing operations, before income taxes	33,889	26,550	56,187	39,084
Provision for income taxes	4,610	3,177	8,510	324
Income from continuing operations	29,279	23,373	47,677	38,760
Income (loss) from discontinued operations, net of income taxes	(151)	8,324	(471)	8,315
Net income	$29,128	$31,697	$47,206	$47,075
Income (loss) from continuing operations attributable to noncontrolling interest	(16)	11	(1)	19
Net income attributable to Advanced Energy Industries, Inc.	$29,144	$31,686	$47,207	$47,056

Basic weighted-average common shares outstanding	38,294	38,274	38,326	38,236
Diluted weighted-average common shares outstanding	38,458	38,462	38,525	38,443

Earnings per share:
Continuing operations:
Basic earnings per share	$0.77	$0.61	$1.24	$1.01
Diluted earnings per share	$0.76	$0.61	$1.24	$1.01
Discontinued operations:
Basic earnings per share	$—	$0.22	$(0.01)	$0.22
Diluted earnings per share	$—	$0.22	$(0.01)	$0.22
Net income:
Basic earnings per share	$0.76	$0.83	$1.23	$1.23
Diluted earnings per share	$0.76	$0.82	$1.23	$1.22

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$29,128	$31,697	$47,206	$47,075
Other comprehensive income (loss), net of income taxes
Foreign currency translation	2,500	543	(561)	(1,432)
Change in fair value of cash flow hedges	(2,844)	—	(2,844)	—
Minimum benefit retirement liability	—	63	154	10
Comprehensive income	$28,784	$32,303	$43,955	$45,653
Comprehensive income (loss) attributable to noncontrolling interest	(16)	11	(1)	19
Comprehensive income attributable to Advanced Energy Industries, Inc.	$28,800	$32,292	$43,956	$45,634

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Advanced Energy Industries, Inc. Stockholders' Equity

	Common Stock
				Accumulated
			Additional	Other		Non-	Total
			Paid-in	Comprehensive	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Interest	Equity
Balances, December 31, 2018	38,164	$38	$97,418	$(3,449)	$512,783	$512	$607,302
Stock issued from equity plans	72	—	(1,707)	—	—	—	(1,707)
Stock-based compensation	—	—	3,199	—	—	—	3,199
Other comprehensive income (loss)	—	—	—	(2,028)	—	—	(2,028)
Net income	—	—	—	—	15,370	8	15,378
Balances, March 31, 2019	38,236	$38	$98,910	$(5,477)	$528,153	$520	$622,144
Stock issued from equity plans	69	—	665	—	—	—	665
Stock-based compensation	—	—	937	—	—	—	937
Other comprehensive income (loss)	—	—	—	606	—	—	606
Net income	—	—	—	—	31,686	11	31,697
Balances, June 30, 2019	38,305	$38	$100,512	$(4,871)	$559,839	$531	$656,049

Balances, December 31, 2019	38,358	$38	$104,849	$(5,897)	$577,724	$546	$677,260
Adoption of new accounting standards	—	—	—	—	(102)	—	(102)
Stock issued from equity plans	64	—	(2,171)	—	—	—	(2,171)
Stock-based compensation	—	—	3,048	—	—	—	3,048
Stock buyback	(170)	—	(7,248)	—	—	—	(7,248)
Other comprehensive income (loss)	—	—	—	(2,907)	—	—	(2,907)
Net income	—	—	—	—	18,063	15	18,078
Balances at March 31, 2020	38,252	$38	$98,478	$(8,804)	$595,685	$561	$685,958
Stock issued from equity plans	73	—	779	—	—	—	779
Stock-based compensation	—	—	2,837	—	—	—	2,837
Other comprehensive income (loss)	—	—	—	(344)	—	—	(344)
Net income	—	—	—	—	29,144	(16)	29,128
Balances at June 30, 2020	38,325	$38	$102,094	$(9,148)	$624,829	$545	$718,358

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,206	$47,075
Income (loss) from discontinued operations, net of income taxes	(471)	8,315
Income from continuing operations, net of income taxes	47,677	38,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,196	8,396
Stock-based compensation expense	5,885	4,136
Provision (benefit) for deferred income taxes	(1,439)	4,509
Gain on sale of central inverter service business	—	(14,804)
Discount on notes receivable	721	—
Net loss on disposal of assets	231	90
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	12,545	6,554
Inventories	(30,922)	1,030
Other assets	(7,528)	(6,852)
Accounts payable	6,468	(2,680)
Other liabilities and accrued expenses	12,853	(7,627)
Income taxes	(2,127)	(13,182)
Net cash provided by (used in) operating activities from continuing operations	67,560	18,330
Net cash provided by (used in) operating activities from discontinued operations	(586)	(1,914)
Net cash provided by (used in) operating activities	66,974	16,416
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(167)	—
Proceeds from sale of property and equipment	69	1,742
Issuance of notes receivable	(1,000)	(2,800)
Purchases of property and equipment	(13,391)	(8,866)
Net cash provided by (used in) investing activities from continuing operations	(14,489)	(9,924)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(14,489)	(9,924)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings	(8,750)	—
Purchase and retirement of common stock	(7,248)	—
Net payments related to stock-based award activities	(1,392)	(1,042)
Net cash provided by (used in) financing activities from continuing operations	(17,390)	(1,042)
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	(17,390)	(1,042)
EFFECT OF CURRENCY TRANSLATION ON CASH	(899)	(932)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,196	4,518
CASH AND CASH EQUIVALENTS, beginning of period	346,441	354,552
CASH AND CASH EQUIVALENTS, end of period	380,637	359,070
Less cash and cash equivalents from discontinued operations	—	—
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$380,637	$359,070
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,510	$298
Cash paid for income taxes	10,709	11,933
Cash received for refunds of income taxes	572	1,536

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1.     BASIS OF PRESENTATION

Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power from the utility and convert it into various types of highly-controllable usable power that is predictable, repeatable and customizable. Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip, chemical and physical deposition, high and low voltage applications such as process control, analytical instrumentation and medical equipment, and in temperature-critical thermal applications such as material and chemical processing. We also supply related instrumentation products for advanced temperature measurement and control, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for several industrial markets. Our network of service support centers provide local repair and field service capability in key regions, provide upgrades and refurbishment services and sell used equipment to businesses that use our products. In September 2019, we acquired the Artesyn Embedded Power business, which added new power products and technologies used in networking and computing, data center, and industrial and medical applications. As of December 31, 2015, we discontinued our engineering, production, and sales of our Inverter product line. As such, all Inverter product revenues, costs, assets, and liabilities are reported in Discontinued Operations for all periods presented herein, and we currently report as a single unit. See Note 4. Disposed and Discontinued Operations for more information. Ongoing inverter repair and service operations are reported as part of our continuing operations.

In the opinion of management, the accompanying Unaudited Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2020, and the results of our operations and cash flows for the three and six months ended June 30, 2020 and 2019.

The Unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to such rules and regulations. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and other financial information filed with the SEC.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe the significant estimates, assumptions, and judgments when accounting for items and matters such as allowances for expected credit loss, excess and obsolete inventory, warranty reserves, right-of-use assets and related operating lease liabilities, acquisitions, asset valuations, asset life, depreciation, amortization, recoverability of assets, impairments, deferred revenue, stock option and restricted stock grants, taxes, and other provisions are reasonable, based upon information available at the time they are made. Actual results may differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Critical Accounting Policies

Derivatives

The Company uses derivative financial instruments to manage risks associated with foreign currency and interest rate fluctuations. Unless we meet specific hedge accounting criteria, changes in the fair value of derivative financial instruments are recognized in the Consolidated Statements of Operations within Other income (expense), net.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

For derivatives designated as cash flow hedges, changes in fair value are recorded to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and are reclassified to earnings when the underlying forecasted transaction affects earnings. We reassess the probability of the underlying forecasted transactions occurring on a quarterly basis.

Fair Value

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

The Company categorizes fair value measurements within the fair value hierarchy based upon the lowest level of the most significant inputs used to determine fair value. Our assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value as recorded due to the short-term nature of these instruments.

The Company’s non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value. See Note 12, Goodwill, and Note 13, Intangible Assets, for further discussion and presentation of these amounts.

The fair value of borrowings approximates the recorded borrowing value based upon market interest rates for similar facilities. See Note 22, Credit Facility, for additional information. The fair value of contingent consideration and other acquired assets and liabilities associated with the acquisition of the Embedded Power business, are based on Level 3 inputs.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

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

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326)" Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We adopted ASU 2016-13 in the first quarter of fiscal year 2020 through a cumulative-effect adjustment to beginning retained earnings using the modified retrospective approach. The impact of the adoption of ASU 2016-13 was not material to our Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)" ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 was effective for fiscal years ending after December 15, 2019 and shall be applied to all periods presented on a retrospective basis. We adopted ASU 2018-13 in the first quarter of fiscal year 2020. The impact of the adoption of ASU 2018-13 was not material to our Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which is meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU 2019-12 is being issued in connection with its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles without compromising information provided to users of financial statements. We early adopted ASU 2019-12 in the first quarter of fiscal year 2020. The impact of the adoption of ASU 2019-12 was not material to our Consolidated Financial Statements.

NOTE 2.     BUSINESS ACQUISITIONS

Artesyn’s Embedded Power Business

In September 2019, we completed the acquisition of Artesyn Embedded Technologies, Inc.’s (“Artesyn”) Embedded Power business pursuant to the Stock Purchase Agreement, dated May 14, 2019 as amended (the “Acquisition Agreement”). Pursuant to the Acquisition Agreement, we acquired all of Artesyn’s issued and outstanding shares for a purchase price of $364.3 million including the assumption of certain liabilities and subject to an adjustment for net working capital. In connection with the Acquisition Agreement, we entered into a credit agreement that provided

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

us with aggregate financing of $500.0 million which was used to partially fund the Artesyn acquisition. See Note 22. Credit Facility for additional details related to the credit agreement.

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

The components of the fair value of the total consideration transferred for the acquisition is as follows:

Cash paid for acquisition	$389,326
Non-cash consideration	2,000
Contingent consideration and working capital adjustments	(3,826)
Total fair value of consideration transferred	387,500
Less cash acquired	(23,225)
Total purchase price	$364,275

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed from the acquisition, along with the measurement period adjustments that occurred during the quarter:

	Preliminary Fair Value	Measurement Period Adjustments	Preliminary Adjusted Fair Value
Accounts and other receivable, net	$132,466	$—	$132,466
Inventories	156,407	—	156,407
Property and equipment	63,321	—	63,321
Operating lease right-of-use assets	54,439	—	54,439
Goodwill	112,619	5,143	117,762
Intangible assets	124,000	—	124,000
Other assets	63,863	—	63,863
Total assets acquired	707,115	5,143	712,258
Accounts payable	152,635	—	152,635
Operating lease liability	54,477	38	54,515
Pension liability	48,315	—	48,315
Deferred income tax liabilities	5,870	—	5,870
Other liabilities	84,565	2,083	86,648
Total liabilities assumed	345,862	2,121	347,983
Total fair value of net assets acquired	$361,253	$3,022	$364,275

A summary of the intangible assets acquired, amortization method and estimated useful lives are as follows:

		Amortization
		Method	Useful Life
Technology	$28,000	Straight-line	5
Customer relationships	75,000	Straight-line	15
Tradename	21,000	Straight-line	10
Total	$124,000

Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill represents expected operating synergies from combining operations with the acquired company and the estimated value associated with the enhancements to our comprehensive

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

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

The unaudited pro forma financial information for the three and six months ended June 30, 2019 combines Advanced Energy’s results with the pre-acquisition results of Artesyn for that period.

The following tables present our unaudited pro forma results for the acquisition of Artesyn:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019		2019
	As Reported	Pro Forma	As Reported	Pro Forma
Total sales	$134,810	$274,889	$275,553	$570,864
Net income attributable to Advanced Energy Industries, Inc.	$31,686	$25,336	$47,056	$46,880
Earnings per share:
Basic earnings per share	$0.83	$0.66	$1.23	$1.23
Diluted earnings per share	$0.82	$0.65	$1.22	$1.22

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

Artesyn’s operating results have been included in the Advanced Energy’s operating results for the periods after the completion of the acquisition on September 10, 2019. Artesyn contributed total sales of $159.8 million and net income of $9.6 million for the three months ended June 30, 2020, and $313.7 million in total sales and net income of $8.6 million for the six months ended June 30, 2020.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Practical Expedients

We expense incremental costs of obtaining contracts when the amortization period of the costs is less than one year. These costs are included in selling, general, and administrative expenses.

Nature of goods and services

Products

Advanced Energy provides highly engineered, mission-critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform electrical power into various usable forms. Our power conversion products refine, modify, and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our products enable thin film manufacturing processes such as plasma enhanced chemical and physical deposition and etch for various semiconductor and industrial products, industrial thermal applications for material and chemical processes, and specialty power for critical industrial technology applications. We also supply thermal instrumentation products for advanced temperature measurement and control in these markets. As a result of the Artesyn acquisition, we now sell precision power conversion products into the telecom and networking, data center, and new medical and industrial markets.

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

In May 2019, we sold our grid-tied central inverter repair and service operation to a third party. In connection with this sale, approximately $22.0 million of deferred revenue related to extended warranties and service contracts were transferred to the buyer. See Note 4. Disposed and Discontinued Operations for additional information in relation to this sale. We have deferred revenue related to our extended warranties and service contracts totaling $8.8 million as of June 30, 2020 and $9.2 million as of December 31, 2019. We are expected to recognize between $0.2 million and $1.0 million per year in revenue through year 2031.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Disaggregation of Revenue

The following table presents our sales by product line, inclusive of both products and services, which includes certain reclassification to prior comparative periods to conform to our current year presentation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Semiconductor Equipment	$145,424	$90,058	$279,049	$181,495
Industrial & Medical	70,886	44,752	132,865	94,058
Data Center Computing	83,316	—	169,499	—
Telecom & Networking	40,254	—	73,923	—
Total	$339,880	$134,810	$655,336	$275,553

The following table presents our sales by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$149,760	$61,393	$314,091	$119,899
Asia	170,753	50,962	281,728	109,397
Europe	19,048	22,092	58,184	45,518
Other	319	363	1,333	739
Total	$339,880	$134,810	$655,336	$275,553

The following table presents our net sales by extended warranty and service contracts recognized over time and our product and service revenue recognized at a point in time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product and service revenue recognized at point in time	$339,667	$134,297	$654,948	$274,137
Extended warranty and service contracts recognized over time	213	513	388	1,416
Total	$339,880	$134,810	$655,336	$275,553

NOTE 4.    DISPOSED AND DISCONTINUED OPERATIONS

Disposed Operations

In May 2019, we sold our grid-tied central solar inverter services business to Bold Renewables Holdings, LLC (“Buyer”) for $1.00 dollar and assumption of our initial product warranty and our extended warranty service obligations. In connection with this transaction, we entered into a Loan and Security Agreement with the Buyer. Under this agreement, we initially loaned $2.8 million to the Buyer at closing and loaned and additional $1.5 million in the fourth quarter of 2019 and an additional $1.0 million in the first quarter of 2020. We have made available an additional $2.75 million that may be borrowed in the future, subject to certain operating and liquidity covenants, for operating needs over the next ten years. The borrowings under the Loan and Security Agreement bear interest at 0% for the first seven years and 5% thereafter. Additionally, the Loan and Security Agreement provides for early payment discounts of 50% during the first three years, 45% for years four and five and 40% thereafter up to 30 days prior to the maturity of the Loan and Security Agreement. A discount on the initial $2.8 million funding under the Loan and Security Agreement of $2.3 million has been recognized as a reduction to the gain recognized on the sale. As a result of the transaction, we reduced our liabilities held in discontinued operations approximately $10.9 million related to initial product warranty and reduced Other liabilities of our continuing operations of approximately $22.0 million related to extended warranty service obligations as well as other assets and liabilities associated with the continuing grid-tied central solar inverter service and repair business. A $14.8 million non-cash gain was recognized in Other income (expense) from continuing operations and an $8.6 million non-cash gain, net of tax expense of $2.4 million, was recognized in Income from discontinued operations.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

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

The significant items included in "Income (loss) from discontinued operations, net of income taxes" are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$—	$—	$—	$—
Cost of sales	—	(200)	—	(200)
Total operating expense	266	381	404	381
Operating income (loss) from discontinued operations	(266)	(181)	(404)	(181)
Other income (expense)	59	10,923	(152)	10,919
Income (loss) from discontinued operations before income taxes	(207)	10,742	(556)	10,738
Provision (benefit) for income taxes	(56)	2,418	(85)	2,423
Income (loss) from discontinued operations, net of income taxes	$(151)	$8,324	$(471)	$8,315

Assets and Liabilities of discontinued operations within the Consolidated Balance Sheets are comprised of the following:

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$—	$—
Accounts and other receivables, net	—	—
Inventories	—	30
Other current assets	—	30
Other assets	—	—
Deferred income tax assets	269	269
Deposits and other assets	269	269
Accounts payable and other accrued expenses	200	—
Accrued warranty	969	914
Other accrued expenses	1,169	914
Accrued warranty	325	698
Other liabilities	200	189
Other long-term liabilities	$525	$887

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 5.    INCOME TAXES

The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from continuing operations, before income taxes	$33,889	$26,550	$56,187	$39,084
Provision for income taxes	$4,610	$3,177	$8,510	$324
Effective tax rate	13.6%	12.0%	15.1%	0.8%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2020 and 2019, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by additional GILTI tax in the U.S. The effective tax rate for the first half of 2020 was higher than the same period in 2019 primarily due to the release of liabilities for uncertain tax positions in the first quarter of 2019.

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

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from continuing operations	$29,279	$23,373	$47,677	$38,760
Income from continuing operations attributable to noncontrolling interest	(16)	11	(1)	19
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$29,295	$23,362	$47,678	$38,741

Basic weighted-average common shares outstanding	38,294	38,274	38,326	38,236
Assumed exercise of dilutive stock options and restricted stock units	164	188	199	207
Diluted weighted-average common shares outstanding	38,458	38,462	38,525	38,443
Continuing operations:
Basic earnings per share	$0.77	$0.61	$1.24	$1.01
Diluted earnings per share	$0.76	$0.61	$1.24	$1.01

The following restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units	3	29	1	—

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

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

On December 18, 2019, our Board of Directors authorized the removal of the expiration date to the Company’s share repurchase program and increased the authorized amount by $25.1 million As of June 30, 2020, the Company had $42.8 million authorized for the future repurchase of shares of our common stock.

In order to execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. The Company has repurchased the following shares of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Amount paid to repurchase shares	$—	$—	$7,248	$—
Number of shares repurchased	—	—	170	—
Average repurchase price per share	$—	$—	$42.59	$—

There were no shares repurchased from related parties. All shares repurchased were recognized as a reduction to Additional paid-in capital. Repurchased shares were retired and assumed the status of authorized and unissued shares.

NOTE 7.     FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis.

		June 30, 2020
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Marketable securities	$—	$2,729	$—	$2,729
Total assets measured at fair value on a recurring basis		$—	$2,729	$—	$2,729

Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$1,377	$1,377
Interest rate swaps	Other long-term liabilities	—	3,686	—	3,686
Total liabilities measured at fair value on a recurring basis		$—	$3,686	$1,377	$5,063

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

		December 31, 2019
Description	Balance Sheet Classification	Level 1		Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Marketable securities	$		$2,614	$—	$2,614
Total assets measured at fair value on a recurring basis			$—	$2,614	$—	$2,614

Liabilities:
Contingent consideration	Other long-term liabilities		$—	$—	$1,377	$1,377
Total liabilities measured at fair value on a recurring basis			$—	$—	$1,377	$1,377

We determine the fair value of interest rate swaps by estimating the net present value of the expected cash flows based on market rates and associated yield curves, adjusted for non-performance credit risk, as applicable. See Note 8, Derivative Financial Instruments for additional information. The fair value of contingent consideration is based on probability of expected payment.

For all periods presented, there were no transfers into or out of Level 3.

NOTE 8.    DERIVATIVE FINANCIAL INSTRUMENTS

We are impacted by changes in foreign currency exchange rates. We may manage these risks through the use of derivative financial instruments, primarily forward contracts with banks. These forward contracts manage the exchange rate risk associated with assets and liabilities denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our assets and liabilities due to foreign exchange rate changes. These forward contracts are typically for one-month periods. As of June 30, 2020, and December 31, 2019, we did not have any currency exchange rate contracts outstanding.

During the three and six months ended June 30, 2020 and 2019, the Company recorded insignificant gains and losses related to the foreign currency exchange contracts, which were offset by corresponding gains and losses on the revaluation of the underlying assets and liabilities and both are included as a component of Other income (expense), net, in our Unaudited Consolidated Statements of Operations.

In April 2020, the Company executed interest rate swap contracts with independent financial institutions to partially reduce the variability of cash flows in LIBOR indexed debt interest payments on our Term Loan Facility (under the Company’s existing Credit Agreement dated as of September 10, 2019).  These transactions are accounted for as cash flow hedging instruments.

The interest rate swap contracts fixed 85% of the outstanding principal balance on our term loan to a total interest rate of 1.271%. This is comprised of 0.521% average fixed rate per annum in exchange for a variable interest rate based on one-month USD-LIBOR-BBA plus the credit spread in the Company’s existing Credit Agreement, which is 75 basis points at current leverage ratios.

The following table summarizes the notional amount of the Company’s qualified hedging instruments:

	June 30,	December 31,
	2020	2019
Interest rate swap contracts	$281,969	$—

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

As of June 30, 2020, Accumulated other comprehensive loss on the unaudited consolidated balance sheet includes $2.8 million, net of tax, related to changes in fair value on the interest rate swap contracts. The following table summarizes activity related to qualified hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain (loss) recognized in Other comprehensive income (loss), net of tax	$(2,844)	$—	$(2,844)	$—

See Note 7. Fair Value Measurements for information regarding fair value of derivative instruments.

As a result of the use of derivative financial instruments, the Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations. The Company manages counterparty credit risk in derivative contracts by reviewing counterparty creditworthiness on a regular basis and limiting exposure to any single counterparty.

NOTE 9.    ACCOUNTS AND OTHER RECEIVABLE

Accounts and other receivable are recorded at net realizable value. Components of accounts and other receivable, net of reserves, are as follows:

	June 30,	December 31,
	2020	2019
Amounts billed, net	$219,073	$227,528
Unbilled receivables	16,540	19,036
Total receivables, net	$235,613	$246,564

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

The following table summarizes the changes in expected credit losses:

December 31, 2019	$7,745
Additions	146
Deductions - write-offs, net of recoveries	(414)
June 30, 2020	$7,477

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 10.    INVENTORIES

Our inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows:

	June 30,	December 31,
	2020	2019
Parts and raw materials	$162,754	$134,816
Work in process	20,056	10,269
Finished goods	77,239	84,934
Total	$260,049	$230,019

NOTE 11.    PROPERTY AND EQUIPMENT

Property and equipment, net is comprised of the following:

	June 30,	December 31,
	2020	2019
Buildings and land	$1,610	$1,693
Machinery and equipment	107,275	108,945
Computer and communication equipment	28,790	29,106
Furniture and fixtures	4,246	4,119
Vehicles	260	262
Leasehold improvements	37,594	33,041
Construction in process	10,451	9,089
	190,226	186,255
Less: Accumulated depreciation	(82,672)	(78,146)
Property and equipment, net	$107,554	$108,109

Depreciation expense is recorded in continuing operations and allocated within Cost of sales, Research and development expense and Selling, general and administrative expense in our Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense	$6,571	$2,341	$13,181	$4,549

NOTE 12.    GOODWILL

The following table summarizes the changes in goodwill:

December 31, 2019	$202,932
Measurement period adjustments to preliminary purchase price allocation	4,721
Foreign currency translation	273
June 30, 2020	$207,926

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 13.    INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Gross Carrying	Accumulated	Net Carrying
June 30, 2020	Amount	Amortization	Amount
Technology	$83,224	$(19,152)	$64,072
Customer relationships	108,684	(21,885)	86,799
Trademarks and other	26,794	(4,021)	22,773
Total	$218,702	$(45,058)	$173,644

	Gross Carrying	Accumulated	Net Carrying
December 31, 2019	Amount	Amortization	Amount
Technology	$83,368	$(14,250)	$69,118
Customer relationships	108,995	(18,197)	90,798
Trademarks and other	26,888	(2,793)	24,095
Total	$219,251	$(35,240)	$184,011

Amortization expense related to intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense	$5,009	$1,874	$10,015	$3,847

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2020 (remaining)	$10,035
2021	19,969
2022	19,700
2023	19,682
2024	16,857
Thereafter	87,401
Total	$173,644

NOTE 14.    RESTRUCTURING COSTS

During 2018, we committed to a restructuring plan to optimize our manufacturing footprint and to improve our operating efficiencies and synergies related to our recent acquisitions. For the three and six months ended June 30, 2020, we incurred severance costs primarily related to the transition and exit of our facility in Shenzhen, People’s Republic of China, and actions associated with synergies related to the Artesyn acquisition. The table below summarizes the restructuring charges:

	Three Months	Six Months	Cumulative Cost
	Ended June 30,	Ended June 30,	Through June 30,
	2020	2020	2020
Severance and related charges	$4,853	$5,005	$12,285
Facility relocation and closure charges	937	1,441	3,438
Total restructuring charges	$5,790	$6,446	$15,723

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The following table summarizes our restructuring liabilities at June 30, 2020:

		Cost
		Incurred	Cost Paid	Effect of
	Balance at	and	or	Changes in	Balance at
	December 31,	Charged to	Otherwise	Exchange	June 30,
	2019	Expense	Settled	Rates	2020
Total restructuring liabilities	$2,172	$6,446	$(2,751)	$(1)	$5,866

As of December 31, 2019, and June 30, 2020, the accrued restructuring liabilities related primarily to severance and related charges.

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

Our estimated warranty obligation is included in Other accrued expenses in our Unaudited Consolidated Balance Sheets. Changes in our product warranty obligation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balances at beginning of period	$6,315	$2,264	$6,413	$2,084
Warranty acquired in business combinations	—	1,200	—	1,200
Increases to accruals	753	85	1,511	604
Warranty expenditures	(1,011)	(286)	(1,867)	(631)
Effect of changes in exchange rates	15	—	15	6
Balances at end of period	$6,072	$3,263	$6,072	$3,263

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

Components of operating lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$4,860	$2,000	$9,694	$3,850
Short-term and variable lease cost	1,339	743	2,647	1,689
Total operating lease cost	$6,199	$2,743	$12,341	$5,539

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Maturities of our operating lease liabilities at June 30, 2020 are as follows:

Year Ending December 31,
2020 (remaining)	$11,823
2021	21,278
2022	14,722
2023	11,685
2024	10,474
Thereafter	71,016
Total lease payments	140,998
Less: Interest	(29,273)
Present value of lease liabilities	$111,725

Other information related to leases, including supplemental cash flow information, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for operating leases	$5,828	$3,023	$11,402	$5,914
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$2,270	$19,244	$24,478	$57,555

(1) In the three months ended March 31, 2019 we implemented ASC 842, Leases. The previously reported amount includes leases existing on January 1, 2019.

The weighted average remaining lease term and discount rate related to our lease liabilities as of June 30, 2020 were 9.8 years and 4.3%, respectively. As of June 30, 2019, the weighted average remaining lease term and discount rate related to our lease liabilities were 8.4 years and 3.8%, respectively.

NOTE 17.    PENSION LIABILITY

In connection with the acquisitions of HiTek Power Group, LumaSense and Artesyn’s Embedded Power business, we assumed the liabilities of their pension plans. To measure the expense and related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits. We are committed to make annual fixed payments of $0.8 million into the HiTek Power Limited Pension Scheme through April 30, 2024, and then $1.7 million from May 1, 2024 through November 30, 2033. We are obligated to fund the other pension liabilities each year as incurred.

The net pension liability is included in Other long-term liabilities in our Consolidated Balance Sheets as follows:

	June 30,	December 31,
	2020	2019
Pension liability	$67,451	$68,359

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The following table sets forth the components of net periodic pension cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$264	$—	$522	$—
Interest cost	499	195	979	394
Expected return on plan assets	(142)	(166)	(290)	(336)
Amortization of actuarial gains and losses	112	115	228	233
Net periodic pension cost	$733	$144	$1,439	$291

NOTE 18.    STOCK-BASED COMPENSATION

On May 4, 2017, the stockholders approved the Company’s 2017 Omnibus Incentive Plan ("the 2017 Plan") and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan are now available for issuance under the 2017 Plan. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under the 2017 Plan may be issued as performance-based awards to align compensation awards to the attainment of annual or long-term performance goals. As of June 30, 2020, there were 2.9 million shares reserved and 2.0 million shares available for grant under the 2017 Plan.

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

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense	$2,837	$937	$5,885	$4,136

Changes in the outstanding RSU awards were as follows:

	Six Months Ended June 30, 2020
		Weighted-
		Average
		Grant Date
	Number of RSUs	Fair Value
RSUs outstanding at beginning of period	534	$56.56
RSUs granted	335	$59.01
RSUs vested	(142)	$56.86
RSUs forfeited	(15)	$60.55
RSUs outstanding at end of period	712	$57.57

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Changes in our outstanding stock options were as follows:

	Six Months Ended June 30, 2020
		Weighted-
		Average
	Number of	Exercise Price
	Options	per Share
Options outstanding at beginning of period	185	$21.56
Options exercised	(18)	$14.63
Options forfeited	—	$—
Options expired	(4)	$15.91
Options outstanding at end of period	163	$22.46

NOTE 19.    COMMITMENTS AND CONTINGENCIES

We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. Purchase commitments as of June 30, 2020 are approximately $200.3 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.

We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and six months ended June 30, 2020.

NOTE 20.    RELATED PARTY TRANSACTIONS

Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. We engaged in the following transactions with companies related to members of our Board of Directors, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales to related parties	$—	$660	$—	$1,012
Number of related party customers	1	1	1	1

We did not have any accounts receivable balances from related party customers with outstanding balances as of June 30, 2020 and December 31, 2019.

We did not have any outstanding accounts payable with our related parties as of June 30, 2020 or December 31, 2019.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 21.    SIGNIFICANT CUSTOMER INFORMATION

The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales:

	Three Months Ended June 30,
	2020			2019
Applied Materials, Inc.	$64,408	19.0%		$33,731	25.0%
LAM Research	*	*	%	19,802	14.7%

	Six Months Ended June 30,
	2020			2019
Applied Materials, Inc.	$115,389	17.6%		$70,021	25.4%
LAM Research	*	*	%	39,373	14.3%

* Customer’s balance was less than 10% of the total sales balance.

The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable as of June 30, 2020 and December 31, 2019:

	June 30,		December 31,
	2020		2019
Applied Materials, Inc.	$42,541	18.1%	$36,849	14.9%
Nidec Motor Corporation	* *	%	38,071	15.4%

* Customer’s balance was less than 10% of the total accounts receivable balance.

Our sales to Applied Materials, Inc. and LAM Research include precision power products used in semiconductor processing and solar and flat panel display. Our sales to Nidec Motor Corporation are primarily embedded power products used in industrial motor drives. No other customer accounted for 10% or more of our sales or accounts receivable balances during these periods.

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

The Revolving Facility and Term Loan Facility bear interest, at the option of the Company, at a rate based on a reserve adjusted “Eurodollar Rate” or “Base Rate” plus an applicable margin. Additionally, the Revolving Facility is subject to an unused line fee. As of June 30, 2020, the unused line fee was 0.10%. As of June 30, 2020, the Company had $150.0 million available to withdraw on the Revolving Facility and was in compliance with all covenants.

The fair value of the Company’s outstanding debt approximates its carrying value of $330.5 million as of June 30, 2020.

In connection with the entering into of the Credit Agreement, the Company terminated its then-existing Loan Agreement, as amended (the "Loan Agreement") which previously provided a revolving line of credit of up to $150.0 million subject to certain funding conditions. The Company expensed all unused line of credit fees at the time of termination of the Loan Agreement.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

On April 6, 2020 and April 7, 2020, the Company executed interest rate swap transactions in an aggregate notional amount of $286.3 million with various financial institutions. The initial notional amount of the interest rate swap transactions represents 85% of the outstanding principal balance of the “Term Loan Facility” debt under the Company’s existing Credit Agreement, dated September 10, 2019, and provides for the Company to pay an average fixed rate of 0.521% per annum in exchange for a variable interest rate based on one-month USD-LIBOR-BBA. The total cost to the Company is the base rate plus the credit spread in the Credit Agreement, which is 75 basis points at current leverage ratios, for a total interest rate of 1.271%.

The debt obligation on our Unaudited Consolidated Balance Sheets consists of the following:

	June 30,	December 31,
	2020	2019
Debt:
Term Loan Facility	$332,500	$341,250
Less: debt issuance costs	(1,960)	(2,223)
Total debt	330,540	339,027
Less current portion of long-term debt	(17,500)	(17,500)
Total long-term debt	$313,040	$321,527

Contractual maturities of the Company’s debt obligations, excluding amortization of debt issuance costs, as of June 30, 2020 are as follows:

Year Ending December 31,	Amount
2020 (remaining)	$8,750
2021	17,500
2022	17,500
2023	17,500
2024	271,250
Total	$332,500

Interest expense and unused line of credit fees were recorded in the Other income (expense), net, in our Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$1,145	$—	$3,243	$—
Amortization of debt issuance costs	131	—	263	—
Unused line of credit fees and other	38	58	77	114
Total interest expense	$1,314	$58	$3,583	$114

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

BUSINESS AND MARKET OVERVIEW

Advanced Energy provides highly engineered, mission-critical, precision power conversion, measurement and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power from the utility and convert it into various types of highly-controllable, usable power that is predictable, repeatable and customizable. Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip, chemical and physical deposition, high and low voltage applications such as process control, computing, networking, telecommunication, analytical instrumentation, medical equipment, industrial technology and temperature-critical thermal applications such as material and chemical processing. We also supply related instrumentation products for advanced temperature measurement and control, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for multiple industrial markets. Our network of global service support centers provides local repair and field service to our customers in key regions as well as upgrade and refurbishment services, and sales of used equipment to businesses that use our products. Our products are primarily sold into the semiconductor equipment, industrial and medical, data center computing, and telecom and networking markets. Our recently launched PowerInsight software product uses data analytics and advanced algorithms to provide our customers with actionable information, such as predictive failure, preventive maintenance, and process performance. Advanced Energy is organized on a global, functional basis and operates in a single segment structure for power electronics conversion products. We sell our products into four vertical markets or applications and provide revenue data by market to enable tracking of market trends. Following the acquisition of Artesyn in September of 2019, we also provide information on an organic and inorganic basis to improve comparability during the interim periods.

During the first half of 2020 we saw the continued spread of COVID-19 which grew into a global pandemic. Our first priority is to provide a healthy and safe working environment for our employees which led to intermittent shutdowns of our manufacturing facilities to implement new health and safety protocols and additional investments to comply with government guidelines. During the first and second quarter of 2020, there were periods when some of our manufacturing facilities were not operating or were operating at reduced capacity due to government mandates to restrict travel, maintain social distancing and implement health and safety procedures. Additionally, the availability of materials, parts and subcomponents needed for production was also impacted during the first and second quarter of 2020.

Despite these challenges, we were able to substantially maintain manufacturing output during the first and second quarters of 2020. Although COVID-19 impacted our revenues and manufacturing efficiency, COVID-19 did not materially impact our liquidity, our ability to access capital, our ability to comply with our debt covenants or the fair value of our assets. Additionally, we believe the accommodations we have made to our work environment, including employees utilizing work-from-home arrangements where necessary, will not impact our ability to maintain effective internal controls over financial reporting.

In the second quarter, we continued to have manufacturing facilities operate at reduced capacity and adjusted production to safely meet the needs of our customers. While COVID-19 did not have a material adverse effect on our business during the first half of 2020, it is unknown if COVID-19 will have a material adverse impact on our future operations, our financial results (including, but not limited to, revenue, gross profit, net profit, and cash generation) or liquidity. Please see the information under the caption “Risk Factors” in Part II, in Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2019, for additional discussion on the potential impacts of COVID-19 to the future operations of our business.

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

For additional information, see Note 2. Business Acquisitions in in Part I, Item 1 "Unaudited Consolidated Financial Statements."

Semiconductor Equipment Market

Growth in the semiconductor equipment market is driven by growing integrated circuits content across many industries, increased demand for processing and storage in advanced applications such as artificial intelligence or autonomous vehicles, and the rapid adoption of advanced mobile connectivity solutions such as 5G, enhancing existing and enabling new wireless applications. To address the long-term growing demand for semiconductor devices, the industry continues to invest in production capacities for advanced logic devices at the 7nm technology node and beyond, the latest memory devices including 3D-NAND, DRAM and new emerging memories such as MRAM, and back-end test and advanced wafer-level packaging. The industry’s transition to advanced technology nodes in logic and DRAM and to increased layers in 3D memory devices is requiring an increased number of etch and deposition process tools and higher content of our advanced power solutions per tool. As etching and deposition processes become more challenging due to increasing aspect ratios in advanced 3D devices, more advanced radio frequency (RF) and direct current (DC) technologies are needed, and we are meeting these challenges by providing a broader range of more complex RF and DC power solutions. Beyond etch and deposition processes, the growing complexity at the advanced nodes also drive a higher number of other processes across the fab, including inspection, metrology, thermal, ion implantation, and semiconductor test, where Advanced Energy is actively participating as a critical technology provider. In addition, our global support services group offers comprehensive local repair service, upgrade and retrofit offerings to extend the useable life of our customers’ capital equipment for additional technology generations. The acquisition of Artesyn in September 2019 expanded Advanced Energy’s reach within the Semiconductor Equipment market by targeting a broad range of low voltage applications as well as back-end test and assembly equipment makers.

In the first half of 2019, the semiconductor industry experienced a period of weakening equipment investment because of slowing growth in end market demand for semiconductor devices, ongoing digestion of equipment capacity, and consumption of existing inventory. In the third quarter of 2019, demand from the semiconductor equipment markets improved slightly from the first half of 2019 run-rate as a result of increased investments in advanced logic and foundry chipmakers and by Chinese semiconductor fabricators. Demand for semiconductor equipment has continued to grow through the first half of 2020 driven by foundry logic and some memory investments. Based on limited visibility and uncertainty arising from the COVID-19 pandemic and its impact on the global economy and supply chain, it is difficult to determine the extent to which the increased demand for semiconductor equipment will continue.

Industrial & Medical Markets

Customers in the Industrial & Medical markets incorporate our industrial advanced power, embedded power and measurement products into a wide variety of equipment used in applications such as advanced material fabrication, medical device, analytical instrumentation, test and measurement equipment, robotics, motor drives and connected light-emitting diodes.

In Industrial & Medical markets, we remain focused on taking our products into new applications and world regions across Asia, Europe, and North America. Our acquisition of LumaSense in September 2018 expanded our presence in pyrometry and other temperature measurement applications and has contributed to our year-to-date growth in industrial technology applications as compared to the prior year. With the acquisition of Artesyn in September 2019, we have substantially expanded our reach in Industrial & Medical markets with a broad range of products and applications. In addition, the acquisition meaningfully increased our distribution channel by adding a broad set of distributors, global channel partners and regional manufacturer representatives. Revenue for industrial & medical products improved slightly in the second after a significant drop in the first quarter of 2020 primarily as a result of a product transition by a large customer resulting in a deferral of orders to future quarters and from the impact of COVID-19 on industrial markets, our supply chain and capacity in our factories. The improvement was primarily related to increased factory capacity as government restrictions were relaxed during the quarter and increased demand for power supplies for certain medical devices and equipment.

Data Center Computing Markets

Following the acquisition of Artesyn in September 2019, Advanced Energy entered the Data Center Computing market with industry-leading products and low-voltage power conversion technologies. We sell to many data center server and storage manufacturers, as well as cloud service providers and their partners. Driven by the growing adoption of cloud computing, market demand for server and storage equipment has shifted from enterprise on-premise computing to data center. Nevertheless, with a growing presence at both cloud service providers and industry-leading data center server and storage vendors, we believe Advanced Energy is well positioned to continue to capitalize on the ongoing shift towards cloud computing. In late 2019 and the first half of 2020 demand for our embedded power products in the data center computing market increased driven by share gain and ramp at hyperscale customers. In addition, COVID-19 is having a positive impact on data center demand in the near term given the increased need for cloud and network applications in the current environment. Demand for hyperscale products continued at elevated levels of products during the second quarter of 2020.

Telecom & Networking Markets

The acquisition of Artesyn in September 2019 provided Advanced Energy with a portfolio of products and technologies that are used across the Telecommunications & Networking markets. Our customers include many leading vendors of wireless infrastructure equipment, telecommunication equipment and computer networking. The wireless telecom market continues to evolve with more advanced mobile standards. 5G wireless technology promises to drive substantial growth opportunities for the telecom industry as it enables new advanced applications such as autonomous vehicle and virtual/augmented reality. Telecom service providers have started to invest in 5G, and this trend is expected to drive demand for our products into the Telecom & Networking markets. In datacom, demand is driven by networking investments by telecom service providers and enterprises upgrading of their network, as well as, cloud data center networking investments. Demand in late 2019 and the first half of 2020 has been lowered as geopolitical issues, consolidation of network providers, and slower global growth reduces investment in cellular and network infrastructure. Revenue increased sequentially in the second quarter primarily as a result of prior design wins and modest market improvement.

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

Results of Continuing Operations

The following tables set forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$339,880	$134,810	$655,336	$275,553
Gross profit	130,304	64,126	242,535	129,866
Operating expenses	94,828	53,121	181,251	107,070
Operating income from continuing operations	35,476	11,005	61,284	22,796
Other income (expense), net	(1,587)	15,545	(5,097)	16,288
Income from continuing operations before income taxes	33,889	26,550	56,187	39,084
Provision for income taxes	4,610	3,177	8,510	324
Income from continuing operations, net of income taxes	$29,279	$23,373	$47,677	$38,760

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.3	47.6	37.0	47.1
Operating expenses	27.9	39.4	27.7	38.9
Operating income from continuing operations	10.4	8.2	9.4	8.3
Other income (expense), net	(0.5)	11.5	(0.8)	5.9
Income from continuing operations before income taxes	9.9	19.7	8.6	14.2
Provision for income taxes	1.4	2.4	1.3	0.1
Income from continuing operations, net of income taxes	8.6%	17.3%	7.3%	14.1%

SALES

The following tables summarize net sales and percentages of net sales, by product line, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change 2020 v. 2019
	2020	2019	Dollar	Percent
Semiconductor Equipment	$145,424	$90,058	$55,366	61.5%
Industrial & Medical	70,886	44,752	26,134	58.4
Data Center Computing	83,316	—	83,316	N/A
Telecom & Networking	40,254	—	40,254	N/A
Total	$339,880	$134,810	$205,070	152.1%

	Six Months Ended June 30,		Change 2020 v. 2019
	2020	2019	Dollar	Percent
Semiconductor Equipment	$279,049	$181,495	$97,554	53.8%
Industrial & Medical	132,865	94,058	38,807	41.3
Data Center Computing	169,499	—	169,499	N/A
Telecom & Networking	73,923	—	73,923	N/A
Total	$655,336	$275,553	$379,783	137.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Semiconductor Equipment	42.8%	66.8%	42.6%	65.9%
Industrial & Medical	20.9	33.2	20.3	34.1
Data Center Computing	24.5	—	25.9	—
Telecom & Networking	11.8	—	11.3	—
Total	100.0%	100.0%	100.0%	100.0%

Total Sales

Sales increased $205.1 million, or 152.1%, to $339.9 million for the three months ended June 30, 2020 and $379.8 million, or 137.8% for the six months ended June 30, 2020 as compared to the same periods in 2019. Revenue for the three and six months ended June 30, 2020 was benefited by $159.8 million and $313.7 million in inorganic sales from the acquisition of Artesyn. Organic sales for the three months ended June 30, 2020, increased $46.3 million as compared to the same period in 2019, principally due to increased demand in the semiconductor capital equipment market offset partially by a lower demand in the industrial market given slower global growth compounded by the impact of COVID-19.

Sales in the semiconductor equipment market increased $55.4 million, or 61.5%, for the three months ended June 30, 2020 and $97.6 million, or 53.8%, for the six months ended June 30, 2020 as compared to the same periods in 2019 when semiconductor equipment volume was at a low point as a result of various market factors in the semiconductor industry. The increase in sales during the first half of 2020 is due to an increase in production and demand for semiconductor equipment used in deposition and etch applications, particularly related to foundry/logic applications, timing of new technology investment, and capacity additions for advanced memory applications.

Sales in the industrial and medical market increased $26.1 million, or 58.4%, for the three months ended June 30, 2020 and $38.8 million, or 41.3%, for the six months ended June 30, 2020 as compared to the same periods in 2019. Inorganic growth contributed $35.0 million and $67.4 million, for the three and six months ended June 30, 2020, respectively. Organic sales in the industrial and medical markets decreased $8.9 million, or 19.9% and decreased $28.6 million, or 30.4%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease in industrial and medical organic sales was primarily due to the impacts from COVID-19 resulted in on-going macro uncertainty, partially offset by increased orders for certain medical equipment, and supply chain constraints limiting the ability to produce and ship products.

Sales in the data center computing market were $83.3 million for the three months ended June 30, 2020 and $169.5 million, or 24.5% and 25.9% of total revenue for the three and six months ended June 30, 2020, respectively, and were $0.0 million for the same periods in 2019. The increase in data center computing sales is due to the addition of new product verticals through inorganic growth. Overall demand in the data center computing market is being driven by growth in Hyperscale customers, share gain, and increased demand for cloud and data services accelerated by the impact of COVID-19, which offsetting lower demand from enterprise computing customers due to supply constraints.

Sales in the telecom and networking market were $40.3 million for the three months ended June 30, 2020 and $73.9 million, or 11.8% and 11.3% of total sales for the three and six months ended June 30, 2020, respectively, and were $0.0 million for the same periods in 2019. The increase in telecom and networking sales is due to the addition of new product verticals through inorganic growth. Since early 2019, demand for telecom and networking equipment has been impacted by reduced investment in current generation networks given geopolitical issues, consolidation of network providers, and slowing global growth. Demand in the telecom and networking market started to recover in the three months ended June 30, 2020, and over time 5G infrastructure and upgrade to enterprise networks is expected to drive growth in this market.

Backlog

Our backlog was $280.1 million at June 30, 2020 as compared to $258.9 million at December 31, 2019. Backlog increased primarily due to strong demand for semiconductor equipment and data center computing equipment, combined with supply and capacity constraints impacting the first and second quarters of 2020 due to COVID-19. We expect these factors will continue to impact the third quarter of 2020.

GROSS PROFIT

For the three months ended June 30, 2020, gross profit increased $66.2 million to $130.3 million, or 38.3% of sales, as compared to gross profit of $64.1 million, or 47.6% of sales, for the same period in 2019. For the six months ended June 30, 2020, gross profit increased $112.7 million to $242.5 million, or 37.0% of sales, as compared to gross profit of $129.9 million, or 47.1% of sales, for the same period in 2019. The decrease in gross profit as a percent of revenue is predominately due to the addition of the inorganic product mix, which carry lower gross margins, offset partially due to favorable organic product mix and favorable other cost of sales items. Gross profit for the three and six months ended June 30, 2020 includes $40.9 million and $68.8 million, respectively, from our acquisition of Artesyn. The impact of COVID-19 on our gross profit for the three months ended June 30, 2020 approximated $2.7 million. Many of these costs are expected to continue through the second half of the year.

OPERATING EXPENSES

Operating expenses increased $41.7 million to $94.8 million, or 27.8% of sales, for the three months ended June 30, 2020 from $53.1 million, or 39.4% of sales, for the same period in 2019. Operating expenses increased $74.2 million to $181.3 million, or 27.6% of sales, for the six months ended June 30, 2020 from $107.1 million, or 38.9% of sales, for the same period in 2019. The increase in operating expenses is primarily due to the acquisition of Artesyn, which added $29.1 million and $58.1 million for the three and six months ended June 30, 2020, as well as increased investment in research and development, facility costs, professional fees and variable compensation expenses, partially offset by savings from initial synergy activities.

The following tables summarize our operating expenses (in thousands) and as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2020		2019
Research and development	$35,855	10.5%	$21,840	16.2%
Selling, general, and administrative	48,174	14.2	27,612	20.5
Amortization of intangible assets	5,009	1.5	1,874	1.4
Restructuring charges	5,790	1.7	1,795	1.3
Total operating expenses	$94,828	27.9%	$53,121	39.4%

	Six Months Ended June 30,
	2020		2019
Research and development	$70,625	10.8%	$43,129	15.7%
Selling, general, and administrative	94,165	14.4	56,626	20.5
Amortization of intangible assets	10,015	1.5	3,847	1.4
Restructuring charges	6,446	1.0	3,468	1.3
Total operating expenses	$181,251	27.7%	$107,070	38.9%

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

Research and development expenses increased $14.0 million for the three months ended June 30, 2020 and increased $27.5 million for the six months ended June 30, 2020 compared to the same period in 2019. Research and development expenses for the three and six months ended June 30, 2020 includes $11.4 million and $23.0 million, respectively, from the acquisition of Artesyn. The remaining increase in research and development expense is due to increased headcount and material costs as we invest in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs.

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

Selling, general and administrative (“SG&A”) expenses increased $20.6 million for the three months ended June 30, 2020 and increased $37.5 million for the six months ended June 30, 2020 compared to the same period in 2019. Selling, general and administrative expenses for the three and six months ended June 30, 2020 includes $13.1 million and $26.3 million, respectively, from the acquisition of Artesyn. Organic SG&A expenses increased by $7.4 million and $11.3 million for the three and six months ended June 30. 2020, respectively, and related to increased facility costs related to investments in our corporate headquarters in Denver, Colorado, and facilities in California, headcount and related costs, professional fees and variable compensation expenses, partially offset by initial synergies from our recent acquisitions. Additionally, the six months ended June 30, 2019 included a favorable tax settlement of $1.0 million.

Amortization of Intangibles

Amortization expense increased $3.1 million to $5.0 million during the three months ended June 30, 2020 and increased $6.2 million to $10.0 million during the six months ended June 30, 2020 compared to $1.9 million and $3.8 million during the same periods in 2019. The increase during the three and six months ended June 30, 2020 is primarily driven by incremental amortization of new intangible assets related to the acquisition of Artesyn.

Restructuring

In connection with the restructuring actions management previously put in place to optimize our manufacturing footprint to lower-cost regions, and manufacturing and operating synergies related to our recent acquisitions, during the three and six months ended June 30, 2020, we recognized $5.8 million and $6.5 million, respectively, in restructuring charges primarily related to employee termination benefits and other lease optimization costs, which includes approximately $4.9 million of employee termination benefits related to the transition and exit of our facility in Shenzhen, PRC.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. For the three and six months ended June 30, 2020, other income (expense), net was ($1.6) million and ($5.1), respectively, compared to other income (expense), net of $15.5 million and $16.3 million for the respective comparative periods in 2019. The 2019 periods include a gain on the sale of our central inverter service and repair business of $14.8 million. The remaining change between periods is primarily due to increased interest expense related to our September 2019 term note, decreased interest income as rates have declined, and increased foreign exchange losses primarily related to as the dollar has strengthened.

Provision for Income Taxes

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2020 and 2019, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by additional GILTI tax in the U.S. The effective tax rate for the first half of 2020 was higher than the same period in 2019 primarily due to the release of liabilities for uncertain tax positions in the first quarter of 2019 based on the completion of additional procedures during the quarter to support a change in facts with respect to a specific prior period position.

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

Income from discontinued operations, net of income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$—	$—	$—	$—
Cost of sales	—	(200)	—	(200)
Total operating expense	266	381	404	381
Operating income (loss) from discontinued operations	(266)	(181)	(404)	(181)
Other income (expense)	59	10,923	(152)	10,919
Income (loss) from discontinued operations before income taxes	(207)	10,742	(556)	10,738
Provision (benefit) for income taxes	(56)	2,418	(85)	2,423
Income (loss) from discontinued operations, net of income taxes	$(151)	$8,324	$(471)	$8,315

Operating income from discontinued operations for the three and six months ended June 30, 2020, includes the effect of legal fees incurred in connection with the defense of product warranty claims and foreign exchange gain or (losses).

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

The non-GAAP results presented below exclude the impact of non-cash related charges such as stock-based compensation and amortization of intangible assets, as well as discontinued operations, and non-recurring items such as acquisition-related costs and restructuring expenses. Beginning in Q2 2020, Advanced Energy’s non-GAAP measures will exclude non-cash unrealized foreign currency gains or losses that result from remeasurement to functional currency long-term obligations related to pension and operating lease liabilities as the remeasurement does not represent current economic exposure and is unrelated to our overall operating performance. These long-term obligations were acquired in connection with the Artesyn acquisition and the Company previously used derivatives to hedge the exposure; however, the Company has determined it will no longer hedge these non-economic exposures. The tax effect of our non-GAAP adjustments represents the anticipated annual tax rate applied to each non-GAAP adjustment after consideration of their respective book and tax treatments.

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross profit from continuing operations, as reported	$130,304	$64,126	$242,535	$129,866
Adjustments to gross profit:
Stock-based compensation	156	55	378	288
Facility expansion, relocation costs and other	970	150	2,513	320
Acquisition-related costs	215	—	5,356	—
Non-GAAP gross profit	131,645	64,331	250,782	130,474
Non-GAAP gross margin	38.7%	47.7%	38.3%	47.3%

Operating expenses from continuing operations, as reported	94,828	53,121	181,251	107,070
Adjustments:
Amortization of intangible assets	(5,009)	(1,874)	(10,015)	(3,847)
Stock-based compensation	(2,681)	(883)	(5,507)	(3,848)
Acquisition-related costs	(2,978)	(1,531)	(5,383)	(3,042)
Facility expansion, relocation costs and other	(539)	—	(1,355)	(74)
Restructuring charges	(5,790)	(1,795)	(6,446)	(3,468)
Non-GAAP operating expenses	77,831	47,038	152,545	92,791
Non-GAAP operating income	$53,814	$17,293	$98,237	$37,683
Non-GAAP operating margin	15.8%	12.8%	15.0%	13.7%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from continuing operations, less non-controlling interest, net of income taxes	$29,295	$23,362	$47,678	$38,741
Adjustments:
Amortization of intangible assets	5,009	1,874	10,015	3,847
Acquisition-related costs	3,193	1,531	10,739	3,042
Facility expansion, relocation costs and other	1,509	150	3,868	394
Restructuring charges	5,790	1,795	6,446	3,468
Unrealized foreign currency (gain) loss	1,058	—	1,058	—
Central inverter services business sale	—	(14,804)	—	(14,804)
Tax effect of non-GAAP adjustments	(2,595)	2,536	(3,965)	1,685
Non-GAAP income, net of income taxes, excluding stock-based compensation	43,259	16,444	75,839	36,373
Stock-based compensation, net of taxes	2,170	722	4,533	3,185
Non-GAAP income, net of income taxes	$45,429	$17,166	$80,372	$39,558
Non-GAAP diluted earnings per share	$1.18	$0.45	$2.09	$1.03

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

At June 30, 2020, we had $383.4 million in cash, cash equivalents, and marketable securities.

In connection with the Artesyn acquisition in 2019, the Company entered into a credit agreement (the “Credit Agreement”) that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”) and a $150.0 million senior unsecured revolving facility (the “Revolving Facility”). Both the Term Loan Facility and the Revolving Facility mature on September 10, 2024. At June 30, 2020, we had $150.0 million in available funding under the Revolving Facility. The Term Loan Facility requires quarterly repayments of $4.4 million, plus accrued interest, with the remaining balance due in September 2024. For more information on the Credit Facility, see Note 22. Credit Facility in Part I, Item 1 "Unaudited Consolidated Financial Statements."

In connection with the entry into the Credit Agreement, the Company terminated its then-existing Loan Agreement, as amended (the "Loan Agreement"), which previously provided a revolving line of credit of up to $150.0 million subject to certain funding conditions.

On April 6, 2020 and April 7, 2020, the Company executed interest rate swap transactions in an aggregate notional amount of $286.3 million with various financial institutions. The initial notional amount of the interest rate swap transactions represents 85% of the outstanding principal balance of the Term Loan Facility debt under the Company’s existing Credit Agreement, dated as of September 10, 2019, and provides for the Company to pay an average fixed rate of 0.521% per annum in exchange for a variable interest rate based on one-month USD-LIBOR-BBA. The total cost to the Company is the base rate plus the credit spread in the Credit Agreement, which is currently 75 basis points at current leverage ratios, for a total interest rate of 1.271%.

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

On December 18, 2019, our Board of Directors authorized the removal of the expiration date from the share repurchase program and increased the balance available for stock repurchase by $25.1 million. As of June 30, 2020, the Company was authorized to repurchase shares of the Company’s common stock of up to a total of $42.8 million.

To execute the repurchase of shares of common stock, the Company periodically enters into stock repurchase agreements. During the three and six months ended June 30, 2020 and 2019, the Company has repurchased the following shares of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amount paid to repurchase shares	$—	$—	$7,248	$—
Number of shares repurchased	—	—	170	—
Average repurchase price per share	$—	$—	$42.59	$—

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

CASH FLOWS

A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities from continuing operations	$67,560	$18,330
Net cash provided by (used in) operating activities from discontinued operations	(586)	(1,914)
Net cash provided by (used in) operating activities	66,974	16,416
Net cash provided by (used in) investing activities from continuing operations	(14,489)	(9,924)
Net cash provided by (used in) financing activities from continuing operations	(17,390)	(1,042)
EFFECT OF CURRENCY TRANSLATION ON CASH	(899)	(932)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,196	4,518
CASH AND CASH EQUIVALENTS, beginning of period	346,441	354,552
CASH AND CASH EQUIVALENTS, end of period	380,637	359,070
Less cash and cash equivalents from discontinued operations	—	—
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$380,637	$359,070

2020 CASH FLOWS COMPARED TO 2019

Net cash provided by operating activities

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2020 was $67.6 million, as compared to $18.3 million for the same period in 2019. The increase of $49.3 million in net cash flows from operating activities, as compared to the same period in 2019, is due to overall increases in sales to the semiconductor equipment market resulting in increased earnings from continuing operations and incremental cash flow from inorganic operations.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2020 was $14.5 million. Net cash used in investing activities for the six months ended June 30, 2019 was $9.9 million. The increase is due to investment in capacity and facilities as we integrate certain locations.

Net cash used in financing activities

Net cash used in financing activities for the six months ended June 30, 2020 was $17.4 million. Net cash used in financing activities for the six months ended June 30, 2019 was $1.0 million. The increase is due to $7.2 million of share repurchases and repayment of $8.8 million on our term loan during the six months ended June 30, 2020.

Effect of currency translation on cash

During the six months ended June 30, 2020, currency translation had a $0.9 million unfavorable impact as compared to a $0.9 million unfavorable impact during the same period in 2019 primarily due to the strengthened U.S. dollar. Our foreign operations primarily sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Danish Krone ("DKK"), Euro ("EUR"), Pound Sterling ("GBP"), Israeli New Shekel ("ILS"), Indian Rupee ("INR"), Japanese Yen ("JPY"),

Philippines Peso ("PHP"), South Korean Won ("KRW"), Singapore Dollar ("SGD") and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY.

The change in these key currency rates are as follows:

		Six Months Ended June 30,
From	To	2020	2019
CAD	USD	(4.6)%	2.5%
CHF	USD	1.9%	(0.4)%
CNY	USD	(1.4)%	(0.3)%
DKK	USD	0.4%	(1.3)%
EUR	USD	0.1%	(1.3)%
GBP	USD	(6.5)%	(0.5)%
ILS	USD	—%	4.3%
INR	USD	(5.3)%	0.1%
JPY	USD	0.9%	1.8%
KWN	USD	(3.7)%	(5.1)%
PHP	USD	1.8%	—%
SGD	USD	1.8%	—%
TWD	USD	(3.5)%	(2.2)%

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

In the normal course of business, we have exposures to interest rate risk from our investments, and credit facility, and foreign exchange rate risk related to our foreign operations and foreign currency transactions.

Interest Rate Risk

Our market risk exposure relates to changes in interest rates in our investment portfolio. We generally place our investments with high-credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk, and reinvestment risk.

As of June 30, 2020, our investments consisted of certificates of deposit, with maturities of less than 1 year and money market deposits (see Note 7. Fair Value in Part 1, Item 1 "Unaudited Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and if our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by an immaterial amount.

As of June 30, 2020, we had $332.5 million of total borrowings under our term loan facility. $50.5 million is subject to a variable interest rate based on a reserve adjusted Eurodollar Rate or a Base Rate plus an applicable margin and $282.0 million is subject to 1.271% fixed interest rate due to our use of interest rate swaps See Note 8, Derivative Financial Instruments in our unaudited consolidated financial statements for additional information.

Our interest payments are impacted by interest rate fluctuations. With respect the portion of our Credit Facility that is subject a variable interest rate, a hypothetical increase of 100 basis points (1%) in interest rates would increase our commitments by an immaterial amount.

A change in interest rates does not have an impact upon our future earnings and cash flow for fixed rate debt. However, increases in interest rates could impact our ability to refinance existing maturities and acquire additional debt on favorable terms.

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

From time to time, we may enter foreign currency exchange rate contracts with banks to hedge against changes in foreign currency exchange rates on assets and liabilities expected to be settled at a future date. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. We attempt to mitigate our market risk applicable to foreign currency exchange rate contracts by establishing and monitoring parameters that limit the types and degree of our derivative contract instruments. We enter these contract instruments for risk management purposes only. We do not enter or issue derivatives for trading or speculative purposes.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved for the three and six months ended June 30, 2020. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

COVID-19 and the Impact on our Business

As we have grown our locations worldwide, our risk to regional and worldwide viruses and diseases has also grown. For example, the continuing spread in 2020 of COVID-19 and related government actions restricting travel, commerce and gathering has adversely affected our manufacturing locations. COVID-19 has also resulted in economic recessions and high unemployment in many countries which could negatively impact customer purchases of our products. If COVID-19 continues to grow and restrictions remain in place, we may continue to see adverse impact on our ability (a) to manufacture, test, service and ship our products, (b) to get required materials and sub-assemblies to build and service our products and (c) to staff labor and management for manufacturing, research and development, supply chain, service and administrative operations.  Further, we may experience adverse impact with our global supply chain partners and transportation service providers which may result in increased costs and material shortages. Our customers may also delay orders should our products be included as a subsystem into their systems. COVID-19 could adversely impact our near-term and long-term revenues, earnings and cash flow and will require expenditures in the short-term to address the current situation in Asia and worldwide. This situation continues to evolve, and other impacts may arise that we are not aware of currently. We have an active rapid response team to mitigate risks we are aware of currently and as they arise.

The industries in which we compete are subject to volatile and unpredictable cycles.

As a supplier to the global semiconductor equipment, telecom and networking, data center computing and industrial & medical industries, we are subject to business cycles, the timing, length, and volatility of which can be difficult to predict. Certain of these industries historically have been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect our orders, net sales, operating expenses, and net income. In addition, we may not be able to respond adequately or quickly to the declines in demand by reducing our costs. We may be required to record significant reserves for excess and obsolete inventory as demand for our products changes.

To meet rapidly changing demand in each of the industries we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain, and motivate and retain key employees. During periods of increasing demand, we must have enough manufacturing capacity and inventory to fulfill customer orders, effectively manage our supply chain, and attract, retain, and motivate enough qualified individuals. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition, or results of operations may be materially and adversely affected. For example, following record levels of demand in the first half of 2018, the semiconductor equipment market experienced a decline, and, as a result, Advanced Energy’s revenue from the semiconductor equipment market declined 24.5% during 2019, as compared to 2018. Although the semiconductor equipment market improved during the fourth quarter of 2019 and the first half of 2020, it is unclear at this time if the market will recover to previous levels. In addition, the market may be characterized in the future with more “mini-ramps” rather than sustained growth periods as experienced during 2015-2017. In addition, our data center computing and telecom and networking markets are characterized by large program investments, which can cause variations in quarterly or annual revenues.

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

In September 2019, we acquired Artesyn Embedded Technologies, Inc.’s (“Artesyn”) Embedded Power business, and we are currently in the early stages of combining Artesyn’s Embedded Power business with our business. The acquisition of Artesyn’s Embedded Power business has significantly increased our embedded power product offerings, increased our exposure to the industrial and medical, datacenter computing, and telecom and networking end markets, and significantly increased the number of employees and facilities. We believe there is minimal product overlap between Artesyn’s Embedded Power business and our other acquisitions, including the acquisition of Excelsys Technologies in 2017. To realize the anticipated benefits of the acquisition, we must successfully combine our businesses in an efficient and effective manner and realize our synergy and cost-savings targets. Integrating Artesyn’s Embedded Power business and operations with ours will require significant management attention, efforts and expenditures, and we may not be able to achieve the integration in an effective, complete, timely or cost-efficient manner.

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

As of June 30, 2020, our total debt was $332.5 million, excluding unamortized debt issuance costs, of which $17.5 million was classified as current. We are contractually obligated to make quarterly payments of $4.4 million, plus accrued interest, with any outstanding balance due in September 2024. Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.

Our debt obligations impose financial covenants on us and our subsidiaries that require us to maintain a certain leverage ratio. The financial covenants place certain restrictions on our business that may affect our ability to execute our business strategy successfully or take other actions that we believe would be in the best interests of our Company. These include limitations or restrictions, among other things, on our ability and the ability of our subsidiaries to:

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

Recent U.S. government actions are imposing greater restrictions and economic disincentives on international trade impacting imports and exports. The U.S. government has adopted changes, and intends to adopt further changes, to trade policy and in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has initiated the imposition of additional tariffs on certain foreign goods, including steel and aluminum, semiconductor manufacturing equipment and spare parts thereof. The government has amended export regulations regarding sales to companies on the U.S. Entity List. These changes prevent sales of foreign produced direct product of the US that is manufactured using controlled U.S.-origin equipment, technology, and software located outside the United States to companies on the U.S. Entity List. Additionally, the government has determined that the Special Administrative Region of Hong Kong is no longer sufficiently autonomous to justify being treated as separate from China and has eliminated certain license expectations for the expert of controlled goods to Hong Kong.

Examples of recent actions are tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce in March 2018, the scope of which increased on February 8, 2020, and a 25% tariff on certain products that originate in China announced by the United States Trade Representative (“USTR”) in June 2018. The USTR also announced in June and July 2018 two additional supplemental lists of products that are subject to tariffs if the goods imported into the United States originate in China, which would increase the cost of imported products. These supplemental lists issued by the USTR added an additional 25% on certain semiconductor equipment and parts originating in China that are sold by us or used in our business in the United States. In August 2018, the second list was made effective with a 25% tariff and in September 2018 the third list was made effective with a 10% tariff, increasing to 25% in May 2019. A fourth list was proposed by USTR in May 2019 for all remaining items originating in China. A portion of the fourth list (“4a”), was made effective September 1, 2019, with an additional tariff of 15%, reduced to 7.5% on February 14, 2020. The remainder of the fourth list (“4b”) was scheduled to have an additional tariff of 15% go into effect on December 15, 2019, however on December 13, 2019, the tariffs for list 4b were suspended after the U.S. announced it would enter into a trade agreement with China (the “Phase 1 Agreement”). Although the Phase 1 Agreement was signed January 15, 2020, implementation has been delayed due to COVID-19; however, Phase 1 will have no impact on the tariffs imposed on Company products. A Phase 2 Agreement is projected to be announced after the U.S. elections in November of 2020. Any increase in the cost of importing such goods and parts could decrease our margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary parts, which could have a material adverse effect on our business results, results of operations, or financial condition.

On April 28, 2020 the U.S. Department of Commerce issued new rules that (1) expand the definition of military end use and (2) eliminate the applicability of certain license exceptions for exports to countries on Country Group D of Supplement No. 1 to part 740 of the Export Administration Regulations. These changes expand export license requirements for U.S. companies to sell certain items to companies in China that have operations that could support military end uses, even if the items sold by the U.S. companies are for civilian end use and they reduce the applicability of license exceptions for exports to those countries listed on Country Group D, including China. Additionally, amendments to General Prohibition Three (Foreign-Produced Direct Product Rule) and the Entity List were effective May 15th. These amendments expand the restrictions on the sale of foreign-made goods that are based on U.S. technology, and software located outside the United States to companies on the U.S. Entity List, and regulate the use of U.S. origin semiconductor manufacturing equipment that produces semiconductor devices for companies on the U.S. Entity List. The rule changes for export controls may reduce or impair our customers’ ability to sell products internationally, which could in turn decrease the demand for our products and have a material adverse effect on our revenues and profitability. At this time, the additional proposed rule changes are not anticipated to impact the Company’s sales of non-U.S. products; however, any unpredicted rule changes could adversely affect our business results, operations, or financial condition.

On July 14, 2020, the President signed an executive order on Hong Kong normalization. The executive order states that the US has determined that the Special Administrative Region of Hong Kong is no longer sufficiently autonomous to justify being treated as separate from China. Among the areas impacted by the removal of Hong Kong’s preferential status are export controls and immigration. The executive order requires exporters to obtain export licenses for controlled U.S. goods shipped to Hong Kong and Hong Kong nationals employed by the Company will now require a visa to visit the U.S. The Company expects these changes to have minimal impact.

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

Our operations in the People’s Republic of China (PRC) and the Asia Pacific region are subject to significant political and economic uncertainties over which we have little or no control and we may be unable to alter our business practice in time to avoid reductions in revenues.

A significant portion of our operations outside the United States are located in the PRC, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in customs regulations and tariffs, changes in tax policies, changes in PRC laws and regulations, possible expropriation or other PRC government actions, and unsettled political conditions including potential changes in U.S. policy regarding overseas manufacturing. In addition, the acquisition of Artesyn added a significant additional footprint in both facilities and resources in China. At various times during recent years, the U.S. and PRC have had significant disagreements over geopolitical, trade and economic issues. Controversies may arise in the future between these two countries. Any escalating political controversies between the U.S. and PRC, such as the recent reciprocal consulate closures, whether or not directly related to our business, could reduce the price of our common stock. These factors may have a material adverse effect on our operations, business, results of operations, and financial condition. See "We are exposed to risks associated with worldwide financial markets and the global economy" risk factor below.

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

Additionally, there is inherent risk, based on the complex relationships among PRC, Hong Kong, Taiwan, and the United States, that political, diplomatic and national security influences might lead to trade, technology or capital disputes, and/or disruptions, in particular those affecting the semiconductor industry. This would adversely affect our business with PRC, Hong Kong, and/or Taiwan and perhaps the entire Asia Pacific region or global economy.

Actions by the Chinese government extending its territorial claims, such as the recent passage of the national security law in Hong Kong and the planned establishment of an Air Defense Identification Zone over the South China Sea, raises the fear of conflict that could result in international reprisal. Actions by the U.S. government on trade policy against the PRC and companies like Huawei Technologies Co., Ltd. have also escalated tensions. Lastly, and as mentioned above, the recent U.S. and PRC consulate closures and the continuing Hong Kong political unrest is creating more uncertainty. Should the PRC take any actions against Taiwan, we could see additional risks to diplomatic and trade relations in the region. Given our expanded presence in the PRC and Hong Kong, the Company’s business results, operations and financial condition could be adversely affected by these developments and changes in the political, diplomatic and social conditions. Moreover, PRC’s policies towards, and treatment of, U.S. companies operating in PRC and Hong Kong could change quickly resulting in an adverse impact on the Company

We are subject to risks inherent in international operations.

Sales to our customers outside the United States were approximately 68.9% and 56.8% of our total sales for the six months ended June 30, 2020 and 2019, respectively. Our acquisitions have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

●	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;
●	our ability to develop and maintain relationships with suppliers and other local businesses;
●	compliance with product safety requirements and standards that are different from those of the United States;
●	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;
●	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;
●	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);
●	the ability to provide enough levels of technical support in different locations;
●	our ability to obtain business licenses that may be needed in international locations to support expanded operations;
●	timely collecting accounts receivable from foreign customers including significant balances in accounts receivable from foreign customers as of June 30, 2020;
●	collection of accounts receivable from foreign customers can also be unexpectedly delayed beyond our payment terms if the project itself is delayed and/or government funded. For example, tariffs and slower growth have impacted certain of our Chinese markets which have delayed projects. If these projects are permanently delayed or cancelled it could have a negative impact on our financial results or projections
●	changes in tariffs, taxes, and foreign currency exchange rates;
●	recent protests and rioting in Hong Kong have affected travel in the region and may result in governmental actions that could impact business in the region; and
●	recent government actions in response to COVID-19 have resulted in partial or complete shutdown of certain of our facilities and impacted our supply chain and logistics functions. The length of these restrictions and our ability to respond to changes in local environments may have a significant effect on our business results.

Our profitability and ability to implement our business strategies, maintain market share and compete successfully in international markets will be compromised if we are unable to manage these and other international risks successfully.

Our product lines are manufactured only at a few sites and our sites are not generally interchangeable.

Our power products for the semiconductor industry are manufactured in Shenzhen, PRC and Penang, Malaysia. Our high voltage products are manufactured in Ronkonkoma and Lockport, New York, Littlehampton, United Kingdom and Shenzhen, PRC. Our thermal instrumentation products are manufactured in Vancouver, Washington, Santa Clara, California, Littlehampton, United Kingdom and Frankfurt, Germany. Our pyrometry solutions are manufactured in Ballerup, Denmark, Frankfurt, Germany, Madgeburg, Germany and Vancouver, Washington. Our telecom and networking and data center computing products are manufactured in Zhongshan, PRC, Rosario, Philippines and Santa Rosa, Philippines. Some of Artesyn’s Embedded Power business’ products are contract manufactured by the carved-out former Artesyn consumer group at their Luoding, China facility. Each facility is under operating lease and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities which could result in labor or supply chain risks. Each facility manufactures different products, and therefore, is not interchangeable. Natural, uncontrollable occurrences or other operational issues at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. For example, the spread of COVID-19 and related government actions have resulted in temporary shut-downs of our facilities and may impact availability of materials supply and manufacturing employees, particularly in our foreign operations. Any potential losses from such occurrences could significantly affect our relationship with customers, operations, and results of operations for a prolonged period. As a result, we are investing in additional production options in Malaysia. We believe this investment will help to mitigate our exposure to regional risks, improve our business continuity profile and lower costs over time.

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

The nature of our manufacturing is evolving as we continue to grow by acquisition. Historically, our principal manufacturing location has been in Shenzhen, PRC; however, we have also added specialized manufacturing at our Littlehampton, United Kingdom, Ballerup, Denmark, Frankfurt, Germany, Ronkonkoma and Lockport, New York and Santa Clara, California facilities. From time to time we may be required to, or we may choose to relocate manufacturing or migrate manufacturing of specific products between facilities or to third party manufacturers as part of our cost consolidation efforts. A disruption in supply because of these manufacturing relocations could have a significantly adverse effect on our ability to fulfill customer orders. We have been notified that we will be required to relocate our Shenzhen, PRC manufacturing facility by December 2021. If we do not successfully coordinate the timely manufacturing and distribution of our products during this time, we may have insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs. In addition, we are investing in a second factory in Malaysia to help mitigate business continuity, geopolitical and other risks. If we do not successfully implement this factory it could result in increased expenses and disruption of supply to our customers during the transition period.

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

With the acquisition of Artesyn, our strategy is to optimize and reduce our manufacturing footprint over the next several years primarily in China. Our strategy will require expenditures on facilities, employee severance and other related operations. If we are not successful in this strategy, our manufacturing capability may be impacted and we may not reduce long-term costs as planned.

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

Activities necessary to integrate acquisitions may result in costs more than current expectations or be less successful than anticipated.

We have completed acquisitions in the past and we may acquire other businesses in the future. The success of such transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first entered the acquisition transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes, regulations, and interpretations of foreign-derived intangible income (FDII), global intangible low-tax income (GILTI) and base erosion and anti-abuse tax laws (BEAT); by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organization for Economic Co-operation and Development (OECD), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, because of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject of regular examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Difficulties in obtaining capital and uncertain market conditions may also lead to a reduction of our sales and greater instances of nonpayment. These conditions may similarly affect our key suppliers, which could affect their ability to deliver parts and result in delays for our products. Further, these conditions and uncertainty about future economic conditions could make it challenging for us to forecast our operating results and evaluate the risks that may affect our business, financial condition, and results of operations. As discussed in "Our orders of raw materials, parts, components, and subassemblies are based on demand forecasts," a significant percentage of our inventory purchase commitments are relatively fixed and based, in part, on expectations of future net sales. If a sudden decrease in demand for our products from one or more customers were to occur, the inability to adjust spending quickly enough to compensate for any shortfall would magnify the adverse impact of a shortfall in net sales on our results of operations. Conversely, if market conditions were to unexpectedly improve and demand for our products were to increase suddenly, we might not be able to respond quickly enough, which could have a negative impact on our results of operations and customer relations.

We are exposed to risks associated with derivative financial instruments.

We use derivative financial instruments to manage fluctuations in foreign currency and the interest rate on our debt. Although we review counterparty creditworthiness and attempt to limit exposure to any single counterparty, we are exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

Driven by continuing technology migration and changing customers demand, the markets we serve are constantly changing in terms of advancement in applications, core technology and competitive pressures. New products we design for capital equipment manufacturers typically have a lifespan of five to ten years. Our success and future growth depend on our products being designed into our customers new generations of equipment as they develop new technologies and applications. We must work with these manufacturers early in their design cycles to modify, enhance and upgrade our products or design new products that meet the requirements of their new systems. The design win process is highly competitive, and we may win or lose new design wins for our existing customers or new customers next generations of equipment. In case existing or new customers do not choose our products as a result of the development, evaluation and qualification efforts related to the design win process, our market share will be reduced, the potential revenues related to the lifespan of our customers’ products, which can be five to ten years, will not be realized, and our business, financial condition and results of operations would be materially and adversely impacted.

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

Our ten largest customers accounted for 59.1% and 51.4% of our sales for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, sales to Applied Materials was $115.4 million. Applied Material, Inc. had a $42.5 million and $36.8 million accounts receivable balance as of June 30, 2020 and December 31, 2019, respectively. A significant decline in sales from these customers, or the Company’s inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.

We maintain significant amounts of cash in international locations.

Given the global nature of our business, we have both domestic and international concentrations of cash and investments. The value of our cash, cash equivalents, and marketable securities can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors.

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

Currency exchange rate fluctuations could have an adverse effect on our sales and results of operations, and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency in which they receive payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. Given recent acquisitions in Europe and Asia, our exposure to fluctuations in the value of the Euro and Chinese Yuan is becoming more significant. From time to time, we enter forward exchange contracts and local currency purchased options to reduce currency exposures related to likely or pending transactions including those arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could materially and adversely affect our results of operations.

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union and related actions could adversely affect us.

On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union ("EU"). On January 23, 2020, the UK left the EU, which is commonly referred to as "Brexit." The UK and the EU are now in a transitionary period through the end of 2020. Negotiation on the UK’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the UK and the EU, is unclear. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our sales, operations, and financial results. Our operations in the UK may be adversely affected by extreme fluctuations in the UK exchange rates. Moreover, the imposition of any import restrictions and duties levied on our UK products as imported for EU customers may make our products more expensive for such customers and less competitive from a pricing perspective.

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

As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. Unauthorized access to our data, including any regarding our customers, could expose us to a risk of loss of this information, loss of business, litigation, and possible liability. These security measures may be breached by intentional misconduct by computer hackers, because of third-party action, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

As of June 30, 2020, we have $207.9 million of goodwill and $173.6 million in intangible assets. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations and could harm the trading price of our common stock.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. On August 22, 2012, under the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether such minerals originate from the Democratic Republic of Congo and adjoining countries. We must perform sufficient due diligence to determine whether such minerals are used in the manufacture of our products. Regarding our acquisition of Artesyn, we will need to complete due diligence over the minerals used in the manufacture of those products. In addition, we incur costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all the components of our products are certified as conflict mineral free.

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

On December 18, 2019, our Board of Directors authorized the removal of the expiration date from the repurchase program and increased the balance available for stock repurchase by $25.1 million. As of June 30, 2020, the Company was authorized to repurchase shares of the Company’s common stock of up to a total of $42.8 million.

In order to execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2020 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	—	$—	—	$42,751
May 1, 2020 - May 31, 2020	—	—	—	42,751
June 1, 2020 - June 30, 2020	—	—	—	42,751
Total	—	$—	—	$42,751

ITEM 6.       EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

3.1	Second Amended and Restated By-Laws of Advanced Energy Industries, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26966), filed May 20, 2020).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	August 5, 2020	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer & Executive Vice President