Form 10-Q
period 2020-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2020-11-05
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
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

As of November 2, 2020, there were 38,272,715 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$428,977	$346,441
Marketable securities	2,601	2,614
Accounts and other receivable, net	240,147	246,564
Inventories	257,374	230,019
Income taxes receivable	13,042	4,245
Other current assets	36,335	36,855
Total current assets	978,476	866,738
Property and equipment, net	109,975	108,109
Operating lease right-of-use assets	108,810	105,404
Deposits and other assets	19,313	22,556
Goodwill	206,559	202,932
Intangible assets, net	169,250	184,011
Deferred income tax assets	50,136	42,656
TOTAL ASSETS	$1,642,519	$1,532,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159,332	$170,671
Income taxes payable	14,074	9,687
Accrued payroll and employee benefits	67,757	51,545
Other accrued expenses	46,282	41,691
Customer deposits and other	14,332	10,926
Current portion of long-term debt	17,500	17,500
Current portion of operating lease liabilities	17,243	18,312
Total current liabilities	336,520	320,332
Long-term debt	308,794	321,527
Operating lease liabilities	97,604	90,538
Pension benefits	70,156	68,169
Deferred income tax liabilities	10,128	9,952
Uncertain tax positions	16,686	16,055
Long-term deferred revenue	7,357	8,011
Other long-term liabilities	26,541	20,562
Total liabilities	873,786	855,146
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 38,272 and 38,358 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	38	38
Additional paid-in capital	101,485	104,849
Accumulated other comprehensive loss	(3,827)	(5,897)
Retained earnings	670,456	577,724
Advanced Energy stockholders' equity	768,152	676,714
Noncontrolling interest	581	546
Total stockholders’ equity	768,733	677,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,642,519	$1,532,406

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales, net:
Product	$358,257	$148,138	$959,388	$366,443
Services	31,264	26,989	85,469	84,237
Total sales, net	389,521	175,127	1,044,857	450,680
Cost of sales:
Product	220,149	87,536	606,750	204,450
Services	15,587	14,100	41,787	42,873
Total cost of sales	235,736	101,636	648,537	247,323
Gross profit	153,785	73,491	396,320	203,357
Operating expenses:
Research and development	36,807	24,546	107,432	67,675
Selling, general and administrative	51,481	36,401	145,646	93,027
Amortization of intangible assets	5,049	3,002	15,064	6,849
Restructuring expense	1,494	152	7,940	3,620
Total operating expenses	94,831	64,101	276,082	171,171
Operating income	58,954	9,390	120,238	32,186
Other income (expense), net	(6,558)	1,361	(11,655)	17,649
Income from continuing operations, before income taxes	52,396	10,751	108,583	49,835
Provision for income taxes	6,783	3,495	15,293	3,819
Income from continuing operations	45,613	7,256	93,290	46,016
Income (loss) from discontinued operations, net of income taxes	50	375	(421)	8,690
Net income	$45,663	$7,631	$92,869	$54,706
Income from continuing operations attributable to noncontrolling interest	36	10	35	29
Net income attributable to Advanced Energy Industries, Inc.	$45,627	$7,621	$92,834	$54,677

Basic weighted-average common shares outstanding	38,325	38,313	38,322	38,258
Diluted weighted-average common shares outstanding	38,528	38,489	38,531	38,457

Earnings per share:				—
Continuing operations:				—
Basic earnings per share	$1.19	$0.19	$2.43	$1.20
Diluted earnings per share	$1.18	$0.19	$2.42	$1.20
Discontinued operations:
Basic earnings (loss) per share	$—	$0.01	$(0.01)	$0.23
Diluted earnings (loss) per share	$—	$0.01	$(0.01)	$0.23
Net income:
Basic earnings per share	$1.19	$0.20	$2.42	$1.43
Diluted earnings per share	$1.19	$0.20	$2.41	$1.42

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$45,663	$7,631	$92,869	$54,706
Other comprehensive income (loss), net of income taxes
Foreign currency translation	5,267	(4,849)	4,706	(6,281)
Change in fair value of cash flow hedges	170	—	(2,674)	—
Minimum benefit retirement liability	(116)	92	38	102
Comprehensive income	$50,984	$2,874	$94,939	$48,527
Comprehensive income attributable to noncontrolling interest	36	10	35	29
Comprehensive income attributable to Advanced Energy Industries, Inc.	$50,948	$2,864	$94,904	$48,498

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock
				Accumulated
			Additional	Other		Non-	Total
			Paid-in	Comprehensive	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Interest	Equity
Balances, December 31, 2018	38,164	$38	$97,418	$(3,449)	$512,783	$512	$607,302
Stock issued from equity plans	72	—	(1,707)	—	—	—	(1,707)
Stock-based compensation	—	—	3,199	—	—	—	3,199
Other comprehensive income (loss)	—	—	—	(2,028)	—	—	(2,028)
Net income	—	—	—	—	15,370	8	15,378
Balances, March 31, 2019	38,236	$38	$98,910	$(5,477)	$528,153	$520	$622,144
Stock issued from equity plans	69	—	665	—	—	—	665
Stock-based compensation	—	—	937	—	—	—	937
Other comprehensive income (loss)	—	—	—	606	—	—	606
Net income	—	—	—	—	31,686	11	31,697
Balances, June 30, 2019	38,305	$38	$100,512	$(4,871)	$559,839	$531	$656,049
Stock issued from equity plans	27	—	328	—	—	—	328
Stock-based compensation	—	—	917	—	—	—	917
Other comprehensive income (loss)	—	—	—	(4,757)	—	—	(4,757)
Net income	—	—	—	—	7,621	10	7,631
Balances, September 30, 2019	38,332	$38	$101,757	$(9,628)	$567,460	$541	$660,168

Balances, December 31, 2019	38,358	$38	$104,849	$(5,897)	$577,724	$546	$677,260
Adoption of new accounting standards	—	—	—	—	(102)	—	(102)
Stock issued from equity plans	64	—	(2,171)	—	—	—	(2,171)
Stock-based compensation	—	—	3,048	—	—	—	3,048
Stock buyback	(170)	—	(7,248)	—	—	—	(7,248)
Other comprehensive income (loss)	—	—	—	(2,907)	—	—	(2,907)
Net income	—	—	—	—	18,063	15	18,078
Balances at March 31, 2020	38,252	$38	$98,478	$(8,804)	$595,685	$561	$685,958
Stock issued from equity plans	73	—	779	—	—	—	779
Stock-based compensation	—	—	2,837	—	—	—	2,837
Other comprehensive income (loss)	—	—	—	(344)	—	—	(344)
Net income	—	—	—	—	29,144	(16)	29,128
Balances at June 30, 2020	38,325	$38	$102,094	$(9,148)	$624,829	$545	$718,358
Stock issued from equity plans	20	—	(59)	—	—	—	(59)
Stock-based compensation	—	—	3,781	—	—	—	3,781
Stock buyback	(73)	—	(4,331)	—	—	—	(4,331)
Other comprehensive income (loss)	—	—	—	5,321	—	—	5,321
Net income	—	—	—	—	45,627	36	45,663
Balances, September 30, 2020	38,272	$38	$101,485	$(3,827)	$670,456	$581	$768,733

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,869	$54,706
Income (loss) from discontinued operations, net of income taxes	(421)	8,690
Income from continuing operations, net of income taxes	93,290	46,016
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,433	15,301
Stock-based compensation expense	9,666	5,053
Provision (benefit) for deferred income taxes	(7,849)	2,825
Gain on sale of central inverter service business	—	(14,804)
Discount on notes receivable	721	—
Net loss on disposal of assets	678	104
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	8,670	(23,292)
Inventories	(26,983)	(7,217)
Other assets	5,039	13,695
Accounts payable	(12,971)	23,676
Other liabilities and accrued expenses	30,964	(17,779)
Income taxes	(1,626)	(14,720)
Net cash from operating activities from continuing operations	135,032	28,858
Net cash from operating activities from discontinued operations	(659)	317
Net cash from operating activities	134,373	29,175
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	3	—
Proceeds from sale of property and equipment	103	1,742
Acquisitions, net of cash acquired	(1,127)	(365,798)
Issuance of notes receivable	(1,000)	(2,800)
Purchases of property and equipment	(25,232)	(15,681)
Net cash from investing activities from continuing operations	(27,253)	(382,537)
Net cash from investing activities from discontinued operations	—	—
Net cash from investing activities	(27,253)	(382,537)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings	—	347,486
Payments on long-term borrowings	(13,125)	(4,375)
Purchase and retirement of common stock	(11,579)	—
Net payments related to stock-based award activities	(1,451)	(714)
Net cash from financing activities from continuing operations	(26,155)	342,397
Net cash from financing activities from discontinued operations	—	—
Net cash from financing activities	(26,155)	342,397
EFFECT OF CURRENCY TRANSLATION ON CASH	1,571	(3,185)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,536	(14,150)
CASH AND CASH EQUIVALENTS, beginning of period	346,441	354,552
CASH AND CASH EQUIVALENTS, end of period	428,977	340,402
Less cash and cash equivalents from discontinued operations	—	—
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$428,977	$340,402
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,261	$1,049
Cash paid for income taxes	16,079	15,372
Cash received for refunds of income taxes	821	1,537

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1.     BASIS OF PRESENTATION

Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power from the utility and convert it into various types of highly-controllable usable power that is predictable, repeatable and customizable. Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip, chemical and physical deposition, high and low voltage applications such as process control, analytical instrumentation and medical equipment, and in temperature-critical thermal applications such as material and chemical processing. We also supply related instrumentation products for advanced temperature measurement and control, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for several industrial markets. Our network of service support centers provides local repair and field service capability in key regions, provide upgrades and refurbishment services and sell used equipment to businesses that use our products. In September 2019, we acquired the Artesyn Embedded Power business, which added new power products and technologies used in networking and computing, data center including hyperscale, and industrial and medical applications. As of December 31, 2015, we discontinued our engineering, production, and sales of our Inverter product line. As such, all Inverter product revenues, costs, assets, and liabilities are reported in Discontinued Operations for all periods presented herein, and we currently report as a single unit. See Note 4. Disposed and Discontinued Operations for more information. Ongoing inverter repair and service operations are reported as part of our continuing operations.

In the opinion of management, the accompanying Unaudited Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2020, and the results of our operations and cash flows for the three and nine months ended September 30, 2020 and 2019.

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

NOTE 2.     BUSINESS ACQUISITIONS

Artesyn’s Embedded Power Business

In September 2019, we completed the acquisition of Artesyn Embedded Technologies, Inc.’s (“Artesyn”) Embedded Power business pursuant to the Stock Purchase Agreement, dated May 14, 2019 as amended (the “Acquisition Agreement”). Pursuant to the Acquisition Agreement, we acquired all of Artesyn’s issued and outstanding shares for a purchase price of $370.2 million including the assumption of certain liabilities and the finalization of the net working capital adjustment. In connection with the Acquisition Agreement, we entered into a credit agreement that

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

provided us with aggregate financing of $500.0 million which was used to partially fund the Artesyn acquisition. See Note 22. Credit Facility for additional details related to the credit agreement.

Artesyn’s Embedded Power business is one of the world’s largest providers of highly engineered, application-specific power supplies for demanding applications. This acquisition diversified our product portfolio and gave us access to additional growth markets, including data centers and hyperscale, telecom infrastructure in next generation 5G networks, embedded industrial power applications and medical power for diagnostic and treatment applications.

The components of the fair value of the total consideration transferred for the acquisition is as follows:

Cash paid for acquisition	$390,453
Contingent consideration	3,008
Total fair value of consideration transferred	393,461
Less cash acquired	(23,225)
Total purchase price	$370,236

The following table summarizes the final fair values of the assets acquired and liabilities assumed from the acquisition, along with the measurement period adjustments that occurred during the quarter:

	Preliminary Fair Value	Measurement Period Adjustments	Final Fair Value
Accounts and other receivable, net	$132,466	$—	$132,466
Inventories	156,407	—	156,407
Property and equipment	63,321	—	63,321
Operating lease right-of-use assets	54,439	—	54,439
Goodwill	117,762	(2,764)	114,998
Intangible assets	124,000	—	124,000
Other assets	63,863	(649)	63,214
Total assets acquired	712,258	(3,413)	708,845
Accounts payable	152,635	—	152,635
Operating lease liability	54,515	—	54,515
Pension liability	48,315	—	48,315
Deferred income tax liabilities	5,870	(4,175)	1,695
Other liabilities	86,648	(5,199)	81,449
Total liabilities assumed	347,983	(9,374)	338,609
Total fair value of net assets acquired	$364,275	$5,961	$370,236

A summary of the intangible assets acquired, amortization method and estimated useful lives are as follows:

		Amortization
		Method	Useful Life
Technology	$28,000	Straight-line	5
Customer relationships	75,000	Straight-line	15
Tradename	21,000	Straight-line	10
Total	$124,000

Goodwill and intangible assets are recorded in the functional currency of the entity and are subject to changes due to translation at each balance sheet date. The goodwill represents expected operating synergies from combining operations with the acquired company and the estimated value associated with the enhancements to our comprehensive product lines and access to new markets. During the quarter, Advanced Energy settled the adjustment for net working

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

capital and finalized the fair value for the assets acquired and liabilities assumed related to the Artesyn acquisition. Accordingly, the purchase price allocation presented above is final.

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

The unaudited pro forma financial information for the three and nine months ended September 30, 2019 combines Advanced Energy’s results with the pre-acquisition results of Artesyn for that period.

The following tables present our unaudited pro forma results for the acquisition of Artesyn:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019		2019
	As Reported	Pro Forma	As Reported	Pro Forma
Total sales	$175,127	$293,658	$450,680	$864,522
Net income attributable to Advanced Energy Industries, Inc.	$7,621	$12,577	$54,677	$54,622
Earnings per share:
Basic earnings per share	$0.20	$0.33	$1.43	$1.43
Diluted earnings per share	$0.20	$0.33	$1.42	$1.42

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

Artesyn’s operating results have been included in the Advanced Energy’s operating results for the periods after the completion of the acquisition on September 10, 2019. Artesyn contributed total sales of $188.8 million and net income of $14.9 million for the three months ended September 30, 2020, and $502.5 million in total sales and net income of $23.5 million for the nine months ended September 30, 2020.

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

Nature of goods and services

Products

Advanced Energy provides highly engineered, mission-critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform electrical power into various usable forms. Our power conversion products refine, modify, and control the raw electrical power from a utility and convert it into power that is predictable, repeatable and customizable. Our products enable thin film manufacturing processes such as plasma enhanced chemical and physical deposition and etch for various semiconductor and industrial products, industrial thermal applications for material and chemical processes, and specialty power for critical industrial technology applications. We also supply thermal instrumentation products for advanced temperature measurement and control in these markets. As a result of the Artesyn acquisition, we now sell precision power conversion products into the telecom and networking, data center, including hyperscale, and new medical and industrial markets.

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

In May 2019, we sold our grid-tied central inverter repair and service operation to a third party. In connection with this sale, approximately $22.0 million of deferred revenue related to extended warranties and service contracts were transferred to the buyer. See Note 4. Disposed and Discontinued Operations for additional information in relation to this sale. We have deferred revenue related to our extended warranties and service contracts totaling $8.7 million as of September 30, 2020 and $9.2 million as of December 31, 2019. We are expected to recognize between $0.2 million and $1.1 million per year in revenue through year 2031.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Disaggregation of Revenue

The following table presents our sales by product line, inclusive of both products and services, which includes certain reclassification to prior comparative periods to conform to our current year presentation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Semiconductor Equipment	$167,058	$96,426	$446,107	$277,911
Industrial & Medical	87,013	55,187	219,877	149,255
Data Center Computing	87,741	13,498	257,240	13,498
Telecom & Networking	47,709	10,016	121,633	10,016
Total	$389,521	$175,127	$1,044,857	$450,680

The following table presents our sales by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$190,629	$83,632	$504,719	$203,531
Asia	180,660	66,157	462,388	175,554
Europe	17,886	25,008	76,070	70,526
Other	346	330	1,680	1,069
Total	$389,521	$175,127	$1,044,857	$450,680

The following table presents our net sales by extended warranty and service contracts recognized over time and our product and service revenue recognized at a point in time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product and service revenue recognized at point in time	$389,306	$174,827	$1,044,255	$448,964
Extended warranty and service contracts recognized over time	215	300	602	1,716
Total	$389,521	$175,127	$1,044,857	$450,680

NOTE 4.    DISPOSED AND DISCONTINUED OPERATIONS

Disposed Operations

In May 2019, we sold our grid-tied central solar inverter services business to Bold Renewables Holdings, LLC (“Bold”) for $1.00 dollar and the assumption by Bold of our initial product warranty and our extended warranty service obligations. In connection with this transaction, we entered into a Loan and Security Agreement with Bold (the “Loan and Security Agreement”). Under the Loan and Security Agreement, we loaned Bold an aggregate $5.3 million between May 2019 and the first quarter of 2020. Under the terms of the Loan and Security Agreement and for the next ten years, we have made an additional $2.75 million available for borrowing, subject to the satisfaction of certain operating and liquidity covenants by Bold. The borrowings under the Loan and Security Agreement bear interest at 0% for the first seven years and 5% thereafter. Additionally, the Loan and Security Agreement provides for early payment discounts of 50% during the first three years, 45% for years four and five and 40% thereafter up to 30 days prior to the maturity of the Loan and Security Agreement. A discount of $2.3 million has been recognized as a reduction to our gain recognized on the sale. As a result of the transaction, we reduced our discontinued operations liabilities by approximately $10.9 million that were related to initial product warranty and reduced our other liabilities by approximately $22.0 million that were related to extended warranty service obligations as well as reduced other assets and liabilities associated with the continuing grid-tied central solar inverter service and repair business. Accordingly, a $14.8 million non-cash gain was

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

recognized in Other income (expense) from continuing operations and an $8.6 million non-cash gain, net of tax expense of $2.4 million, was recognized in “Income (loss) from discontinued operations”.

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

The significant items included in "Income (loss) from discontinued operations, net of income taxes" are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$—	$—	$—	$—
Cost of sales	—	(700)	—	(900)
Total operating expense	128	133	533	514
Operating income (loss) from discontinued operations	(128)	567	(533)	386
Other income (expense)	151	(84)	(1)	10,835
Income (loss) from discontinued operations before income taxes	23	483	(534)	11,221
Provision (benefit) for income taxes	(27)	108	(113)	2,531
Income (loss) from discontinued operations, net of income taxes	$50	$375	$(421)	$8,690

Assets and Liabilities of discontinued operations within the Consolidated Balance Sheets are comprised of the following:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$—	$—
Accounts and other receivables, net	—	—
Inventories	23	30
Other current assets	23	30
Other assets	—	—
Deferred income tax assets	269	269
Deposits and other assets	269	269
Accounts payable and other accrued expenses	137	—
Accrued warranty	894	914
Other accrued expenses	1,031	914
Accrued warranty	310	698
Other liabilities	215	189
Other long-term liabilities	$525	$887

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 5.    INCOME TAXES

The following table sets out the tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from continuing operations, before income taxes	$52,396	$10,751	$108,583	$49,835
Provision for income taxes	$6,783	$3,495	$15,293	$3,819
Effective tax rate	12.9%	32.5%	14.1%	7.7%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2020 and 2019, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by additional global intangible low-taxed income tax (“GILTI”) in the U.S. The effective tax rate for the first nine months of 2020 was higher than the same period in 2019 primarily due to the absence of a favorable discrete tax item in 2019 related to the release of liabilities for uncertain tax positions in the first quarter of 2019. The lower effective tax rate in the three months ended September 30, 2020 was primarily due to the absence of unfavorable discrete tax items in 2019 related to the Artesyn acquisition and a change in the indefinite reinvestment assertion.

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

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from continuing operations	$45,613	$7,256	$93,290	$46,016
Income from continuing operations attributable to noncontrolling interest	36	10	35	29
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$45,577	$7,246	$93,255	$45,987

Basic weighted-average common shares outstanding	38,325	38,313	38,322	38,258
Assumed exercise of dilutive stock options and restricted stock units	203	176	209	199
Diluted weighted-average common shares outstanding	38,528	38,489	38,531	38,457
Continuing operations:
Basic earnings per share	$1.19	$0.19	$2.43	$1.20
Diluted earnings per share	$1.18	$0.19	$2.42	$1.20

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The following restricted stock units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units	—	4	—	1

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

On December 18, 2019, our Board of Directors authorized the removal of the expiration date to the Company’s share repurchase program and increased the authorized amount by $25.1 million. As of September 30, 2020, the Company had $38.4 million authorized for the future repurchase of shares of our common stock.

In order to execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. The Company has repurchased the following shares of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Amount paid to repurchase shares	$4,331	$—	$11,579	$—
Number of shares repurchased	73	—	243	—
Average repurchase price per share	$59.70	$—	$47.70	$—

There were no shares repurchased from related parties. All shares repurchased were recognized as a reduction to Additional paid-in capital. Repurchased shares were retired and assumed the status of authorized and unissued shares.

NOTE 7.     FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis.

		September 30, 2020
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Marketable securities	$—	$2,601	$—	$2,601
Total assets measured at fair value on a recurring basis		$—	$2,601	$—	$2,601

Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$3,359	$3,359
Interest rate swaps	Other long-term liabilities	—	3,466	—	3,466
Total liabilities measured at fair value on a recurring basis		$—	$3,466	$3,359	$6,825

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

NOTE 8.    DERIVATIVE FINANCIAL INSTRUMENTS

We are impacted by changes in foreign currency exchange rates. We may manage these risks through the use of derivative financial instruments, primarily forward contracts with banks. These forward contracts manage the exchange rate risk associated with assets and liabilities denominated in nonfunctional currencies. These derivative instruments are not designated as hedges; however, they do offset the fluctuations of our assets and liabilities due to foreign exchange rate changes. These forward contracts are typically for one-month periods. As of September 30, 2020, and December 31, 2019, we did not have any currency exchange rate contracts outstanding.

During the three and nine months ended September 30, 2020 and 2019 gains and losses related to foreign currency exchange contracts were offset by corresponding gains and losses on the revaluation of the underlying assets and liabilities. Both are included as a component of Other income (expense), net, in our Unaudited Consolidated Statements of Operations.

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

The following table summarizes the notional amount of the Company’s qualified hedging instruments:

	September 30,	December 31,
	2020	2019
Interest rate swap contracts	$277,594	$—

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

At September 30, 2020, Accumulated other comprehensive loss on the unaudited consolidated balance sheet includes $2.7 million, net of tax, related to changes in fair value on the interest rate swap contracts. The following table summarizes activity related to qualified hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) recognized in Other comprehensive income (loss), net of tax	$170	$—	$(2,674)	$—

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

NOTE 9.    ACCOUNTS AND OTHER RECEIVABLE

Accounts and other receivable are recorded at net realizable value. Components of accounts and other receivable, net of reserves, are as follows:

	September 30,	December 31,
	2020	2019
Amounts billed, net	$221,447	$227,528
Unbilled receivables	18,700	19,036
Total receivables, net	$240,147	$246,564

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

The following table summarizes the changes in expected credit losses:

December 31, 2019	$7,745
Additions	407
Deductions - write-offs, net of recoveries	(482)
September 30, 2020	$7,670

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 10.    INVENTORIES

Our inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out (FIFO) basis. Components of inventories are as follows:

	September 30,	December 31,
	2020	2019
Parts and raw materials	$155,217	$134,816
Work in process	17,147	10,269
Finished goods	85,010	84,934
Total	$257,374	$230,019

NOTE 11.    PROPERTY AND EQUIPMENT

Property and equipment, net is comprised of the following:

	September 30,	December 31,
	2020	2019
Buildings and land	$1,654	$1,693
Machinery and equipment	107,038	108,945
Computer and communication equipment	25,258	29,106
Furniture and fixtures	4,203	4,119
Vehicles	261	262
Leasehold improvements	41,590	33,041
Construction in process	12,259	9,089
	192,263	186,255
Less: Accumulated depreciation	(82,288)	(78,146)
Property and equipment, net	$109,975	$108,109

Depreciation expense is recorded in continuing operations and allocated within Cost of sales, Research and development expense and Selling, general and administrative expense in our Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$7,188	$3,903	$20,369	$8,452

NOTE 12.    GOODWILL

The following table summarizes the changes in goodwill:

December 31, 2019	$202,932
Measurement period adjustments to purchase price allocation	1,957
Foreign currency translation	1,670
September 30, 2020	$206,559

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 13.    INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Gross Carrying	Accumulated	Net Carrying
September 30, 2020	Amount	Amortization	Amount
Technology	$83,882	$(22,012)	$61,870
Customer relationships	109,514	(24,302)	85,212
Trademarks and other	26,892	(4,724)	22,168
Total	$220,288	$(51,038)	$169,250

	Gross Carrying	Accumulated	Net Carrying
December 31, 2019	Amount	Amortization	Amount
Technology	$83,368	$(14,250)	$69,118
Customer relationships	108,995	(18,197)	90,798
Trademarks and other	26,888	(2,793)	24,095
Total	$219,251	$(35,240)	$184,011

Amortization expense related to intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense	$5,049	$3,002	$15,064	$6,849

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2020 (remaining)	$5,049
2021	20,093
2022	19,815
2023	19,796
2024	16,926
Thereafter	87,571
Total	$169,250

NOTE 14.    RESTRUCTURING COSTS

During 2019, we committed to a restructuring plan to optimize our manufacturing footprint and to improve our operating efficiencies and synergies related to our recent acquisitions. For the three and nine months ended September 30, 2020, we incurred severance costs primarily related to the transition and exit of our facility in Shenzhen, People’s Republic of China, and actions associated with synergies related to the Artesyn acquisition. The table below summarizes the restructuring charges:

	Three Months	Nine Months	Cumulative Cost
	Ended September 30,	Ended September 30,	Through September 30,
	2020	2020	2020
Severance and related charges	$202	$5,207	$12,487
Facility relocation and closure charges	1,292	2,733	4,730
Total restructuring charges	$1,494	$7,940	$17,217

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The following table summarizes our restructuring liabilities at September 30, 2020:

		Cost
		Incurred	Cost Paid	Effect of
	Balance at	and	or	Changes in	Balance at
	December 31,	Charged to	Otherwise	Exchange	September 30,
	2019	Expense	Settled	Rates	2020
Total restructuring liabilities	$2,172	$7,940	$(3,339)	$18	$6,791

As of December 31, 2019 and September 30, 2020 the accrued restructuring liabilities related primarily to severance and related charges.

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

Our estimated warranty obligation is included in Other accrued expenses in our Unaudited Consolidated Balance Sheets. Changes in our product warranty obligation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balances at beginning of period	$6,072	$3,263	$6,413	$2,084
Warranty acquired in business combinations	—	3,618	—	4,818
Increases to accruals	1,097	286	2,608	890
Warranty expenditures	(1,458)	(414)	(3,325)	(1,045)
Effect of changes in exchange rates	10	(11)	25	(5)
Balances at end of period	$5,721	$6,742	$5,721	$6,742

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

Components of operating lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$4,806	$2,733	$14,500	$6,583
Short-term and variable lease cost	1,504	1,165	4,151	2,854
Total operating lease cost	$6,310	$3,898	$18,651	$9,437

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Maturities of our operating lease liabilities at September 30, 2020 are as follows:

Year Ending December 31,
2020 (remaining)	$5,669
2021	20,609
2022	15,818
2023	12,689
2024	11,356
Thereafter	83,531
Total lease payments	149,672
Less: Interest	(34,825)
Present value of lease liabilities	$114,847

Other information related to leases, including supplemental cash flow information, consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for operating leases	$5,934	$2,936	$17,336	$8,850
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$9,586	$56,319	$34,064	$113,874
(1)	In the three months ended March 31, 2019, we implemented ASC 842, Leases. The previously reported amount includes leases existing on January 1, 2019. In the three months ended September 30, 2019, we obtained $56.3 million in right-of-use assets in connection with the Artesyn acquisition.

The weighted average remaining lease term and discount rate related to our lease liabilities as of September 30, 2020 were 10.8 years and 4.5%, respectively. As of September 30, 2019, the weighted average remaining lease term and discount rate related to our lease liabilities were 8.7 years and 4.0%, respectively.

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

The net pension liability in our Consolidated Balance Sheets is as follows:

	September 30,	December 31,
	2020	2019
Pension liability	$70,156	$68,359

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The following table sets forth the components of net periodic pension cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$269	$124	$791	$124
Interest cost	470	274	1,449	668
Expected return on plan assets	(151)	(160)	(441)	(496)
Amortization of actuarial gains and losses	116	90	344	323
Net periodic pension cost	$704	$328	$2,143	$619

NOTE 18.    STOCK-BASED COMPENSATION

On May 4, 2017, the stockholders approved the Company’s 2017 Omnibus Incentive Plan ("the 2017 Plan") and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan are now available for issuance under the 2017 Plan. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued under the 2017 Plan may be issued as performance-based awards to align compensation awards to the attainment of annual or long-term performance goals. As of September 30, 2020, there were 2.8 million shares reserved and 2.0 million shares available for grant under the 2017 Plan.

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

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense	$3,781	$917	$9,666	$5,053

Changes in the outstanding RSU awards were as follows:

	Nine Months Ended September 30, 2020
		Weighted-
		Average
		Grant Date
	Number of RSUs	Fair Value
RSUs outstanding at beginning of period	534	$56.56
RSUs granted	336	$59.33
RSUs vested	(150)	$57.16
RSUs forfeited	(38)	$59.38
RSUs outstanding at end of period	682	$57.97

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Changes in our outstanding stock options were as follows:

	Nine Months Ended September 30, 2020
		Weighted-
		Average
	Number of	Exercise Price
	Options	per Share
Options outstanding at beginning of period	185	$21.56
Options exercised	(32)	$13.39
Options forfeited	—	$—
Options expired	(4)	$15.58
Options outstanding at end of period	149	$23.48

NOTE 19.    COMMITMENTS AND CONTINGENCIES

We have firm purchase commitments and agreements with various suppliers to ensure the availability of components. Purchase commitments as of September 30, 2020 are approximately $178.1 million. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We continuously monitor these commitments for exposure to potential losses and will record a provision for losses when it is deemed necessary.

We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and nine months ended September 30, 2020.

NOTE 20.    RELATED PARTY TRANSACTIONS

Members of our Board of Directors hold various executive positions and serve as directors at other companies, including companies that are our customers. We engaged in the following transactions with companies related to members of our Board of Directors, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales to related parties	$2	$287	$2	$1,299
Number of related party customers	1	1	1	1

	September 30,	December 31,
	2020	2019
Accounts receivable from related parties	$2	$—
Number of related party customers	1	1

We did not have any outstanding accounts payable with our related parties as of September 30, 2020 or December 31, 2019.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 21.    SIGNIFICANT CUSTOMER INFORMATION

The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales:

	Three Months Ended September 30,
	2020		2019
Applied Materials, Inc.	$65,740	16.9%	$38,957	22.2%
LAM Research	$40,798	10.5%	$21,991	12.6%

	Nine Months Ended September 30,
	2020		2019
Applied Materials, Inc.	$181,129	17.3%	$108,978	24.2%
LAM Research	*	* %	$61,364	13.6%

* Customer’s balance was less than 10% of the total sales balance.

The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable:

	September 30		December 31,
	2020		2019
Applied Materials, Inc.	$39,015	16.2%	$36,849	14.9%
Nidec Motor Corporation	* *	%	38,071	15.4%

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

The Revolving Facility and Term Loan Facility bear interest, at the option of the Company, at a rate based on a reserve adjusted “Eurodollar Rate” or “Base Rate” plus an applicable margin. Additionally, the Revolving Facility is subject to an unused line fee. As of September 30, 2020, the unused line fee was 0.10%. As of September 30, 2020, the Company had $150.0 million available to withdraw on the Revolving Facility and was in compliance with all covenants.

The fair value of the Company’s outstanding debt approximates its carrying value of $326.3 million as of September 30, 2020.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The debt obligation on our Unaudited Consolidated Balance Sheets consists of the following:

	September 30,	December 31,
	2020	2019
Debt:
Term Loan Facility	$328,125	$341,250
Less: debt issuance costs	(1,831)	(2,223)
Total debt	326,294	339,027
Less current portion of long-term debt	(17,500)	(17,500)
Total long-term debt	$308,794	$321,527

Contractual maturities of the Company’s debt obligations, excluding amortization of debt issuance costs are as follows:

Year Ending December 31,	Amount
2020 (remaining)	$4,375
2021	17,500
2022	17,500
2023	17,500
2024	271,250
Total	$328,125

Interest expense and unused line of credit fees were recorded in the Other income (expense), net, in our Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$778	$703	$4,021	$703
Amortization of debt issuance costs	129	45	392	45
Unused line of credit fees and other	38	60	114	179
Total interest expense	$945	$808	$4,527	$927

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 2, 2020.

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

BUSINESS AND MARKET OVERVIEW

Advanced Energy provides highly engineered, mission-critical, precision power conversion, measurement and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power from the utility and convert it into various types of highly-controllable, usable power that is predictable, repeatable and customizable. Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip, chemical and physical deposition, high and low voltage applications such as process control, data center computing, networking, telecommunication, analytical instrumentation, medical equipment, industrial technology and temperature-critical thermal applications such as material and chemical processing. We also supply related instrumentation products for advanced temperature measurement and control, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for multiple industrial markets. Our network of global service support centers provides local repair and field service to our customers in key regions as well as upgrade and refurbishment services, and sales of used equipment to businesses that use our products. Our products are primarily sold into the semiconductor equipment, industrial and medical, data center computing, and telecom and networking markets. Our recently launched PowerInsight software product uses data analytics and advanced algorithms to provide our customers with actionable information, such as predictive failure, preventive maintenance, and process performance. Advanced Energy is organized on a global, functional basis and operates in a single segment structure for power electronics conversion products. We sell our products into four markets or applications and provide revenue data by market to enable tracking of market trends. Following the acquisition of Artesyn in September of 2019, we also provide information on an organic and inorganic basis to improve comparability during the interim periods.

During the first nine months of 2020 we saw the continued spread of COVID-19 which grew into a global pandemic. Our first priority is to provide a healthy and safe working environment for our employees which led to intermittent shutdowns of our manufacturing facilities to implement new health and safety protocols and additional investments to comply with government guidelines. During the first and second quarter of 2020, there were periods when some of our manufacturing facilities were not operating or were operating at reduced capacity due to government mandates to restrict travel, maintain social distancing and implement health and safety procedures. Additionally, the availability of materials, parts and subcomponents needed for production was also impacted during the first nine months of 2020.

During the third quarter, customer demand was strong in all the markets we serve. Although, some of our manufacturing facilities continued to operate at reduced capacity, we have been able to adjust our production to meet the needs of our customers while following appropriate safety protocols for our employees.

Although COVID-19 has impacted our revenues and manufacturing efficiency over the course of the fiscal year, COVID-19 has not materially impacted our liquidity, our ability to access capital, our ability to comply with our debt covenants or the fair value of our assets. Additionally, we believe the accommodations we have made to our work environment, including employees utilizing work-from-home arrangements where necessary, will not impact our ability to maintain effective internal controls over financial reporting.

While COVID-19 has not had a material adverse effect on our business during the first nine months of 2020, it is unknown if COVID-19 will have a material adverse impact on our future operations, our financial results (including, but not limited to, revenue, gross profit, net profit, and cash generation) or liquidity. Please see the information under the caption “Risk Factors” in Part II, in Item 1A of this Quarterly Report on Form 10-Q and, in our Annual Report on Form 10-K for the year ended December 31, 2019, for additional discussion on the potential impacts of COVID-19 to the future operations of our business.

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

For additional information, see Note 2. Business Acquisitions in in Part I, Item 1 "Unaudited Consolidated Financial Statements."

Semiconductor Equipment Market

Growth in the semiconductor equipment market is driven by growing integrated circuits content across many industries, increased demand for processing and storage in advanced applications such as artificial intelligence or autonomous vehicles, the rapid adoption of advanced mobile connectivity solutions such as 5G, and enhancing existing and enabling new wireless applications. To address the long-term growing demand for semiconductor devices, the industry continues to invest in production capacities for advanced logic devices at the 7nm technology node and beyond, the latest memory devices including 3D-NAND, DRAM and new emerging memories such as MRAM, and back-end test and advanced wafer-level packaging. The industry’s transition to advanced technology nodes in logic and DRAM and to increased layers in 3D memory devices is requiring an increased number of etch and deposition process tools and higher content of our advanced power solutions per tool. As etching and deposition processes become more challenging due to increasing aspect ratios in advanced 3D devices, more advanced radio frequency (RF) and direct current (DC) technologies are needed. We are meeting these challenges by providing a broader range of more complex RF and DC power solutions. Beyond etch and deposition processes, the growing complexity at the advanced nodes also drive a higher number of other processes across the fab, including inspection, metrology, thermal, ion implantation, and semiconductor test, where Advanced Energy is actively participating as a critical technology provider. In addition, our global support services group offers comprehensive local repair service, upgrade and retrofit offerings to extend the useable life of our customers’ capital equipment for additional technology generations. The acquisition of Artesyn in September 2019 expanded Advanced Energy’s reach within the Semiconductor Equipment market by targeting a broad range of low voltage applications as well as back-end test and assembly equipment makers.

In the first half of 2019, the semiconductor industry experienced a period of weakening equipment investment. Starting from the third quarter of 2019, demand from semiconductor equipment markets improved as investments by advanced logic and foundry chipmakers and by Chinese semiconductor fabricators returned. In the past twelve months, demand for semiconductor equipment has continued to grow through the third quarter of 2020 driven by foundry logic and some memory investments. Based on limited visibility and uncertainty arising from the COVID-19 pandemic and its impact on the global economy and supply chain, geopolitical uncertainty, and overall levels of investment at our customers, it is difficult to determine the extent to which the increased demand for semiconductor equipment will continue.

Industrial & Medical Markets

Customers in the Industrial & Medical markets incorporate our industrial advanced power, embedded power and measurement products into a wide variety of equipment used in applications such as advanced material fabrication, medical device, analytical instrumentation, test and measurement equipment, robotics, motor drives and connected light-emitting diodes.

In Industrial & Medical markets, we remain focused on taking our products into new applications and geographic regions across Asia, Europe, and North America. Our acquisition of LumaSense in September 2018 expanded our presence in pyrometry and other temperature measurement applications and has contributed to our year-to-date growth in industrial technology applications as compared to the prior year. With the acquisition of Artesyn in September 2019, we have substantially expanded our reach in Industrial & Medical markets with a broad range of products and applications. In addition, the acquisition meaningfully increased our distribution channel by adding a broad set of distributors, global channel partners and regional manufacturer representatives. Revenue for industrial & medical products improved in the third quarter of 2020 after lower revenues in the first half of 2020 primarily due to production and supply chain delays related to COVID-19 that pushed shipments into the third quarter. Additionally, we saw modest improvement in industrial markets as our customers’ manufacturing facilities were able to increase capacity after governmental restrictions were relaxed during the quarter.

Data Center Computing Markets

Following the acquisition of Artesyn in September 2019, Advanced Energy entered the Data Center Computing market with industry-leading products and low-voltage power conversion technologies. We sell to many data center server and storage manufacturers, as well as cloud service providers and their partners. Driven by the growing adoption of cloud computing, market demand for server and storage equipment has shifted from enterprise on-premise computing to data center. Nevertheless, with a growing presence at both cloud service providers and industry-leading data center server and storage vendors, we believe Advanced Energy is well positioned to continue to capitalize on the ongoing shift towards cloud computing. In late 2019 and through the first nine months in 2020 demand for our embedded power products in the data center computing market increased significantly driven by share gain and ramp at hyperscale customers. In addition, we believe COVID-19 is having a positive impact on hyperscale demand in the near term given the increased need for cloud and network applications in the current environment. Demand for hyperscale products declined sequentially during the third quarter of 2020 but was offset by higher demand from enterprise computing customers, which had been cyclically down in the first half of 2020.

Telecom & Networking Markets

The acquisition of Artesyn in September 2019 provided Advanced Energy with a portfolio of products and technologies that are used across the Telecommunications & Networking markets. Our customers include many leading vendors of wireless infrastructure equipment, telecommunication equipment and computer networking. The wireless telecom market continues to evolve with more advanced mobile standards. 5G wireless technology promises to drive substantial growth opportunities for the telecom industry as it enables new advanced applications such as autonomous vehicle and virtual/augmented reality. Telecom service providers have started to invest in 5G, and this trend is expected to drive demand for our products into the Telecom & Networking markets over time. In datacom, demand is driven by networking investments by telecom service providers and enterprises upgrading of their network, as well as cloud data center networking investments for increased bandwidth. Demand in late 2019 and the first half of 2020 was lower as geopolitical issues and consolidation of wireless telecom providers drove slower global investment in cellular and network infrastructure; however, we saw modest market growth off these reduced levels in the third quarter of 2020.

Revenue increased sequentially in the third quarter primarily as a result of modest improvement in market conditions and improved manufacturing capacity amid COVID-19.

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

Results of Continuing Operations

The following tables set forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$389,521	$175,127	$1,044,857	$450,680
Gross profit	153,785	73,491	396,320	203,357
Operating expenses	94,831	64,101	276,082	171,171
Operating income from continuing operations	58,954	9,390	120,238	32,186
Other income (expense), net	(6,558)	1,361	(11,655)	17,649
Income from continuing operations before income taxes	52,396	10,751	108,583	49,835
Provision for income taxes	6,783	3,495	15,293	3,819
Income from continuing operations, net of income taxes	$45,613	$7,256	$93,290	$46,016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.5	42.0	37.9	45.1
Operating expenses	24.3	36.6	26.4	38.0
Operating income from continuing operations	15.1	5.4	11.5	7.1
Other income (expense), net	(1.7)	0.7	(1.1)	4.0
Income from continuing operations before income taxes	13.4	6.1	10.4	11.1
Provision for income taxes	1.7	2.0	1.5	0.9
Income from continuing operations, net of income taxes	11.7%	4.1%	8.9%	10.2%

SALES

The following tables summarize net sales and percentages of net sales, by markets:

	Three Months Ended September 30,		Change 2020 v. 2019
	2020	2019	Dollar	Percent
Semiconductor Equipment	$167,058	$96,426	$70,632	73.2%
Industrial & Medical	87,013	55,187	31,826	57.7
Data Center Computing	87,741	13,498	74,243	550.0
Telecom & Networking	47,709	10,016	37,693	376.3
Total	$389,521	$175,127	$214,394	122.4%

	Nine Months Ended September 30,		Change 2020 v. 2019
	2020	2019	Dollar	Percent
Semiconductor Equipment	$446,107	$277,911	$168,196	60.5%
Industrial & Medical	219,877	149,255	70,622	47.3
Data Center Computing	257,240	13,498	243,742	1,805.8
Telecom & Networking	121,633	10,016	111,617	1,114.4
Total	$1,044,857	$450,680	$594,177	131.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Semiconductor Equipment	42.9%	55.1%	42.7%	61.7%
Industrial & Medical	22.3	31.5	21.0	33.1
Data Center Computing	22.5	7.7	24.6	3.0
Telecom & Networking	12.2	5.7	11.6	2.2
Total	100.0%	100.0%	100.0%	100.0%

Total Sales

Sales increased $214.4 million, or 122.4%, to $389.5 million for the three months ended September 30, 2020 and $594.2 million, or 131.8% for the nine months ended September 30, 2020 as compared to the same periods in 2019. Revenue for the three and nine months ended September 30, 2020 was benefited by $188.8 million and $502.5 million, respectively, in inorganic sales from the September 2019 acquisition of Artesyn. Inorganic revenue for the three and nine months ended September 30, 2019 was $40.9 million. Organic sales for the three months ended September 30, 2020, increased $66.5 million as compared to the same period in 2019, principally due to increased demand in the semiconductor capital equipment market offset partially by a lower demand in the industrial market given slower global growth compounded by the impact of COVID-19.

Sales in the semiconductor equipment market increased $70.6 million, or 73.2%, for the three months ended September 30, 2020 and $168.2 million, or 60.5%, for the nine months ended September 30, 2020 as compared to the same periods in 2019 when semiconductor equipment volume was at a low point as a result of various market factors in the semiconductor industry. The increase in sales during the first nine months of 2020 is due to an increase in demand for deposition and etch equipment, particularly related to foundry/logic applications, timing of new technology investment, and capacity additions for advanced memory applications.

Sales in the industrial and medical market increased $31.8 million, or 57.7%, for the three months ended September 30, 2020 and $70.6 million, or 47.3%, for the nine months ended September 30, 2020 as compared to the same periods in 2019. Inorganic revenue contributed $52.4 million and $120.1 million, for the three and nine months ended September 30, 2020, respectively. Organic sales in the industrial and medical markets decreased ($4.2) million, or (10.8)% and decreased ($33.1) million, or (24.9)%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease in industrial and medical organic sales was primarily due to the impacts from COVID-19 resulted in on-going macro uncertainty, partially offset by increased orders for certain medical equipment, and supply chain constraints limiting the ability to produce and ship products.

Sales in the data center computing market increased $74.2 million for the three months ended September 30, 2020 and $243.7 million for the nine months ended September 30, 2020 as compared to the same periods in 2019. The increase in data center computing sales is due to the addition of new market verticals through inorganic growth. Our revenue growth in the data center computing market is being driven by growth in Hyperscale customers, share gain, and increased demand for cloud and data services accelerated by the impact of COVID-19.

Sales in the telecom and networking market increased $37.7 million for the three months ended September 30, 2020 and increased $111.6 million for the nine months ended September 30, 2020 as compared to the same periods in 2019. The increase in telecom and networking sales is due to the addition of new market verticals through inorganic growth. Since early 2019, demand for telecom and networking equipment has been impacted by reduced investment in current generation networks given geopolitical issues, consolidation of network providers, and slowing global growth.

Demand in the telecom and networking market started to recover in the three months ended September 30, 2020, and over time 5G infrastructure investments and upgrades to enterprise networks are expected to drive growth in this market.

Backlog

Our backlog was $281.5 million at September 30, 2020 as compared to $280.1 million at June 30, 2020 and $258.9 million at December 31, 2019. During the first six months of 2020 backlog increased primarily due to strong demand for semiconductor equipment and data center computing equipment, combined with supply and capacity constraints due to COVID-19. We were able to resolve many of these constraints related to COVID-19 delays in the third quarter with the increased throughput offset by increasing demand sequentially, resulting in flat backlog compared to June 30, 2020.

GROSS PROFIT

For the three months ended September 30, 2020, gross profit increased $80.3 million to $153.8 million, or 39.5% of sales, as compared to gross profit of $73.5 million, or 42.0% of sales, for the same period in 2019. For the nine months ended September 30, 2020, gross profit increased $193.0 million to $396.3 million, or 37.9% of sales, as compared to gross profit of $203.4 million, or 45.1% of sales, for the same period in 2019. The decrease in gross profit as a percent of revenue is predominately due to the addition of inorganic product mix, which carry lower gross margins, offset partially by manufacturing volume efficiencies and improved portfolio mix across our markets, as well as, improvement in warranty and freight costs. Gross profit for the three and nine months ended September 30, 2020 includes $49.6 million and $118.4 million, respectively, from our acquisition of Artesyn. The impact of COVID-19 on our gross profit for the three and nine months ended September 30, 2020 approximated $0.5 million and $3.2 million, respectively. Many of these costs are expected to continue for the foreseeable future.

OPERATING EXPENSES

Operating expenses increased $30.7 million to $94.8 million, or 24.3% of sales, for the three months ended September 30, 2020 from $64.1 million, or 36.6% of sales, for the same period in 2019. Operating expenses increased $104.9 million to $276.1 million, or 26.4% of sales, for the nine months ended September 30, 2020 from $171.2 million, or 38.0% of sales, for the same period in 2019. The increase in operating expenses is primarily due to the acquisition of Artesyn, which added $29.8 million and $87.8 million for the three and nine months ended September 30, 2020, respectively, as well as increased investment in research and development, variable and stock compensation and facility costs, partially offset by savings from decreased professional fees and initial synergy activities.

The following tables summarize our operating expenses (in thousands) and as a percentage of sales for the periods indicated:

	Three Months Ended September 30,
	2020		2019
Research and development	$36,807	9.4%	$24,546	14.0%
Selling, general, and administrative	51,481	13.2	36,401	20.8
Amortization of intangible assets	5,049	1.3	3,002	1.7
Restructuring charges	1,494	0.4	152	0.1
Total operating expenses	$94,831	24.3%	$64,101	36.6%

	Nine Months Ended September 30,
	2020		2019
Research and development	$107,432	10.3%	$67,675	15.0%
Selling, general, and administrative	145,646	13.9	93,027	20.7
Amortization of intangible assets	15,064	1.4	6,849	1.5
Restructuring charges	7,940	0.8	3,620	0.8
Total operating expenses	$276,082	26.4%	$171,171	38.0%

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

Research and development expenses increased $12.3 million for the three months ended September 30, 2020 and increased $39.8 million for the nine months ended September 30, 2020 compared to the same period in 2019. Research and development expenses for the three and nine months ended September 30, 2020 includes $12.3 million and $35.4 million, respectively, from the acquisition of Artesyn. Artesyn related research and development expenses increased by $7.4 million and $26.3 million, respectively, in the three and nine months ended September 30, 2020 compared to the same periods in 2019. The remaining increase in research and development expense is related to increased headcount and associated costs, outside technical services and material costs as we invest in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs.

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

Selling, general and administrative (“SG&A”) expenses increased $15.1 million for the three months ended September 30, 2020 and increased $52.6 million for the nine months ended September 30, 2020 compared to the same period in 2019. Selling, general and administrative expenses for the three and nine months ended September 30, 2020 includes $13.8 million and $40.7 million, respectively, from the acquisition of Artesyn. Artesyn related SG&A expenses increased by $6.8 million and $27.5 million, respectively, in the three and nine months ended September 30, 2020, compared to the same periods in 2019. Organic SG&A expenses increased by $8.2 million and $25.1 million for the three and nine months ended September 30. 2020, respectively, compared to the same periods in 2019. The increase in organic SG&A costs are related to increased headcount and associated costs, variable compensation expenses including stock compensation expense, partially offset by a reduction in professional services and initial synergies from our recent acquisitions. Additionally, the nine months ended September 30, 2019 included a favorable tax settlement of $1.0 million.

Amortization of Intangibles

Amortization expense increased $2.0 million to $5.0 million during the three months ended September 30, 2020 and increased $8.2 million to $15.1 million during the nine months ended September 30, 2020 compared to the same periods in 2019. The increase during the three and nine months ended September 30, 2020 is primarily driven by incremental amortization of new intangible assets related to the acquisition of Artesyn.

Restructuring

In connection with the restructuring actions management previously put in place to optimize our manufacturing footprint to lower-cost regions, and manufacturing and operating synergies related to our recent acquisitions, during the three and nine months ended September 30, 2020, we recognized $1.5 million and $7.9 million, respectively, in restructuring charges primarily related to employee termination benefits and other lease optimization costs. The nine months ended September 30, 2020, includes approximately $5.3 million of employee termination benefits related to the transition and exit of our facility in Shenzhen, PRC.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. For the three and nine months ended September 30, 2020, other income (expense), net was ($6.6) million and ($11.7), respectively, compared to other income (expense), net of $1.4 million and $17.6 million for the same periods in 2019. For the nine months ended September 30, 2019, a gain on the sale of our central inverter service and repair business of $14.8 million is included. The remaining change between periods is primarily due to increased interest expense related to our September 2019 term note, decreased interest income as rates have declined, and increased foreign exchange losses primarily related to a weaker dollar.

Provision for Income Taxes

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2020 and 2019, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by additional GILTI in the U.S. The effective tax rate for the first nine months of 2020 was higher than the same period in 2019 primarily due to the absence of a favorable discrete tax item in 2019 related to the release of liabilities for uncertain tax positions in the first quarter of 2019. The lower effective tax rate in the three months ended September 30, 2020 was primarily due to the absence of unfavorable discrete tax items in 2019 related to the Artesyn acquisition and a change in the indefinite reinvestment assertion.

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

Income from discontinued operations, net of income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$—	$—	$—	$—
Cost of sales	—	(700)	—	(900)
Total operating expense	128	133	533	514
Operating income (loss) from discontinued operations	(128)	567	(533)	386
Other income (expense)	151	(84)	(1)	10,835
Income (loss) from discontinued operations before income taxes	23	483	(534)	11,221
Provision (benefit) for income taxes	(27)	108	(113)	2,531
Income (loss) from discontinued operations, net of income taxes	$50	$375	$(421)	$8,690

Operating income from discontinued operations for the three and nine months ended September 30, 2020 and 2019 includes the effect of legal fees incurred in connection with the defense of product warranty claims, adjustment of warranty obligations and foreign exchange gain or (loss).

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

The non-GAAP results presented below exclude the impact of non-cash related charges such as stock-based compensation and amortization of intangible assets, as well as discontinued operations, and non-recurring items such as acquisition-related costs and restructuring expenses. Beginning in Q2 2020, Advanced Energy’s non-GAAP measures exclude non-cash unrealized foreign currency gains or losses that result from remeasurement to functional currency long-term obligations related to pension and operating lease liabilities as the remeasurement does not represent current economic exposure and is unrelated to our overall operating performance. These long-term obligations were acquired in connection with the Artesyn acquisition and the Company previously used derivatives to hedge the exposure; however, the Company has determined it will no longer hedge these non-economic exposures. The tax effect of our non-GAAP adjustments represents the anticipated annual tax rate applied to each non-GAAP adjustment after consideration of their respective book and tax treatments.

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross profit from continuing operations, as reported	$153,785	$73,491	$396,320	$203,357
Adjustments to gross profit:
Stock-based compensation	67	77	445	365
Facility expansion, relocation costs and other	1,095	1,342	3,608	1,662
Acquisition-related costs	—	1,506	5,356	1,506
Non-GAAP gross profit	154,947	76,416	405,729	206,890
Non-GAAP gross margin	39.8%	43.6%	38.8%	45.9%

Operating expenses from continuing operations, as reported	94,831	64,101	276,082	171,171
Adjustments:
Amortization of intangible assets	(5,049)	(3,002)	(15,064)	(6,849)
Stock-based compensation	(3,714)	(840)	(9,221)	(4,688)
Acquisition-related costs	(5,214)	(6,398)	(10,597)	(9,440)
Facility expansion, relocation costs and other	(415)	(223)	(1,770)	(297)
Restructuring charges	(1,494)	(152)	(7,940)	(3,620)
Non-GAAP operating expenses	78,945	53,486	231,490	146,277
Non-GAAP operating income	$76,002	$22,930	$174,239	$60,613
Non-GAAP operating margin	19.5%	13.1%	16.7%	13.4%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from continuing operations, less non-controlling interest, net of income taxes	$45,577	$7,246	$93,255	$45,987
Adjustments:
Amortization of intangible assets	5,049	3,002	15,064	6,849
Acquisition-related costs(1)	5,565	7,875	16,304	10,917
Facility expansion, relocation costs and other(2)	1,784	1,565	5,652	1,959
Restructuring charges	1,494	152	7,940	3,620
Unrealized foreign currency (gain) loss	3,540	—	4,598	—
Central inverter services business sale	—	—	—	(14,804)
Tax effect of non-GAAP adjustments	(2,115)	326	(6,080)	2,011
Non-GAAP income, net of income taxes, excluding stock-based compensation	60,894	20,166	136,733	56,539
Stock-based compensation, net of taxes	2,892	702	7,425	3,887
Non-GAAP income, net of income taxes	$63,786	$20,868	$144,158	$60,426
Non-GAAP diluted earnings per share	$1.66	$0.54	$3.74	$1.57

(1) For the three and nine months ended September 30, 2020, and 2019, Acquisition-related costs include an expense of $351 and a gain of $29, respectively, which was recognized in Other income (expense), net.

(2) For the three and nine months ended September 30, 2020, Facility expansion, relocation costs and other includes a $274 noncash fixed asset write-off, which was recognized in Other income (expense), net.

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

At September 30, 2020, we had $431.6 million in cash, cash equivalents, and marketable securities.

In connection with the Artesyn acquisition in 2019, the Company entered into a credit agreement (the “Credit Agreement”) that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”) and a $150.0 million senior unsecured revolving facility (the “Revolving Facility”). Both the Term Loan Facility and the Revolving Facility mature on September 10, 2024. At September 30, 2020, we had $150.0 million in available funding under the Revolving Facility. The Term Loan Facility requires quarterly repayments of $4.4 million, plus accrued interest, with the remaining balance due in September 2024. For more information on the Credit Facility, see Note 22. Credit Facility in Part I, Item 1 "Unaudited Consolidated Financial Statements."

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

On December 18, 2019, our Board of Directors authorized the removal of the expiration date from the share repurchase program and increased the balance available for stock repurchase by $25.1 million. As of September 30, 2020, the Company was authorized to repurchase shares of the Company’s common stock of up to a total of $38.4 million.

To execute the repurchase of shares of common stock, the Company periodically enters into stock repurchase agreements. During the three and nine months ended September 30, 2020 and 2019, the Company has repurchased the following shares of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amount paid to repurchase shares	$4,331	$—	$11,579	$—
Number of shares repurchased	73	—	243	—
Average repurchase price per share	$59.70	$—	$47.70	$—

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

CASH FLOWS

A summary of our cash provided by and used in operating, investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash from operating activities from continuing operations	$135,032	$28,858
Net cash from operating activities from discontinued operations	(659)	317
Net cash from operating activities	134,373	29,175
Net cash from investing activities from continuing operations	(27,253)	(382,537)
Net cash from financing activities from continuing operations	(26,155)	342,397
EFFECT OF CURRENCY TRANSLATION ON CASH	1,571	(3,185)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,536	(14,150)
CASH AND CASH EQUIVALENTS, beginning of period	346,441	354,552
CASH AND CASH EQUIVALENTS, end of period	$428,977	$340,402

2020 CASH FLOWS COMPARED TO 2019

Net cash from operating activities

Net cash from operating activities from continuing operations for the nine months ended September 30, 2020 was $135.0 million, as compared to $28.9 million for the same period in 2019. The increase of $106.1 million in net cash flows from operating activities, as compared to the same period in 2019, is due to increased profitability as a result of overall increases in sales primarily in the semiconductor equipment market resulting in increased earnings from continuing operations and incremental cash flow from inorganic operations.

Net cash from investing activities

Net cash from investing activities for the nine months ended September 30, 2020 was ($27.3) million and predominantly related to investment in capacity and facilities as we continue to integrate certain locations. Net cash from investing activities for the nine months ended September 30, 2019 was ($382.5) million and includes ($365.8) million for the acquisition of Artesyn.

Net cash from financing activities

Net cash from financing activities for the nine months ended September 30, 2020 was ($26.2) million and included ($13.1) million for repayment of long-term debt and ($11.6) million for the repurchase of shares. Net cash from financing activities for the nine months ended September 30, 2019 was $342.4 million and includes the net proceeds of $347.5 million for debt issued in connection with the acquisition of Artesyn.

Effect of currency translation on cash

During the nine months ended September 30, 2020, currency translation had a $1.6 million favorable impact as compared to a ($3.2) million unfavorable impact during the same period in 2019 primarily due to the weakened U.S. dollar. Our foreign operations sell product and incur expenses in the related local currency. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. The functional currencies of our worldwide operations include U.S. dollar ("USD"), Canadian Dollar ("CAD"), Swiss Franc ("CHF"), Chinese Yuan ("CNY"), Danish Krone ("DKK"), Euro ("EUR"), Pound Sterling ("GBP"), Israeli New Shekel ("ILS"), Indian Rupee ("INR"), Japanese Yen ("JPY"), Philippines Peso ("PHP"), South Korean Won ("KRW"), Singapore Dollar ("SGD") and New Taiwan Dollar ("TWD"). Our purchasing and sales activities are primarily denominated in USD, CNY, EUR, and JPY.

The change in these key currency rates are as follows:

		Nine Months Ended September 30,
From	To	2020	2019
CAD	USD	(2.6)%	2.9%
CHF	USD	5.0%	(1.1)%
CNY	USD	2.4%	(3.7)%
DKK	USD	4.9%	(4.6)%
EUR	USD	4.5%	(4.6)%
GBP	USD	(2.4)%	(3.4)%
ILS	USD	0.6%	7.9%
INR	USD	(3.2)%	(1.4)%
JPY	USD	2.9%	1.9%
KRW	USD	(1.0)%	(7.1)%
PHP	USD	4.6%	—%
SGD	USD	(1.6)%	(1.4)%
TWD	USD	3.4%	(1.5)%

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

As of September 30, 2020, our investments consisted of certificates of deposit, with maturities of less than 1 year and money market deposits (see Note 7. Fair Value in Part 1, Item 1 "Unaudited Consolidated Financial Statements"). As a measurement of the sensitivity of our portfolio and if our investment portfolio balances remain constant, a hypothetical decrease of one percentage point in interest rates would decrease annual pre-tax earnings by an immaterial amount.

As of September 30, 2020, we had $328.1 million of total borrowings under our term loan facility. $50.5 million is subject to a variable interest rate based on a reserve adjusted Eurodollar Rate or a Base Rate plus an applicable margin and $277.6 million is subject to 1.271% fixed interest rate due to our use of interest rate swaps See Note 8, Derivative Financial Instruments in our unaudited consolidated financial statements for additional information.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

We completed a review of Artesyn’s internal control over financial reporting and implemented changes to better align their reporting and controls with the rest of Advanced Energy.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved for the three and nine months ended September 30, 2020 and 2019. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

COVID-19 and the Impact on our Business

As we have grown our locations worldwide, our risk to regional and worldwide viruses and diseases has also grown. For example, the continuing spread in 2020 of COVID-19 and related government actions restricting travel, commerce and gathering has adversely affected our manufacturing locations. COVID-19 has also resulted in economic recessions and high unemployment in many countries which could negatively impact future customer purchases of our products. If COVID-19 continues to grow and restrictions remain in place or are reinstituted, we may continue to see adverse impact on our ability (a) to manufacture, test, service and ship our products, (b) to get required materials and sub-assemblies to build and service our products and (c) to staff labor and management for manufacturing, research and development, supply chain, service and administrative operations.  Further, we may experience adverse impact with our global supply chain partners and transportation service providers which may result in increased costs and material shortages. Our customers may also delay orders should our products be included as a subsystem into their systems. In addition, much of our workforce is now working remotely. While we have been successful in transitioning to this environment, the long-term impact on productivity and innovation is not clear. As a result, COVID-19 could adversely impact our near-term and long-term revenues, earnings and cash flow and could require further expenditures. This situation continues to evolve, and other impacts may arise that we are not aware of currently. We have an active rapid response team to mitigate risks we are aware of currently and as they arise.

Significant developments stemming from recent U.S. government actions and proposals concerning tariffs and other economic proposals could have a material adverse effect on us.

U.S. government actions are imposing greater restrictions and economic disincentives on international trade impacting imports and exports. The U.S. government has adopted changes, and intends to adopt further changes, to trade policy and in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has initiated the imposition of additional tariffs on certain foreign goods, including steel and aluminum, semiconductor manufacturing equipment and spare parts thereof. The government has amended and expanded export regulations regarding sales to companies on the U.S. Entity List. These changes prevent sales of foreign produced direct product of the US that is manufactured using controlled U.S.-origin equipment, technology, and software located outside the United States to companies on the U.S. Entity List. Additionally, the U.S. Department of Defense has issued a list of companies it has determined to be owned or controlled by China’s People’s Liberation Army on which sanctions could be levied by executive order. Furthermore, the government has determined that the Special Administrative Region of Hong Kong is no longer sufficiently autonomous to justify being treated as separate from China and has eliminated certain license expectations for the expert of controlled goods to Hong Kong.

Examples of government actions are tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce and tariffs on four lists of products originating in China by the United States Trade Representative (“USTR”). These lists issued by the USTR added an additional 25% tariffs on certain semiconductor equipment and parts originating in China that are sold by us or used in our business in the United States. Any increase in the cost of importing such goods and parts, or limitations on us or our customers could adversely affect revenue, decrease our margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary parts, which could have a material adverse effect on our business results, results of operations, or financial condition.

On April 28, 2020 the U.S. Department of Commerce issued new rules that (1) expand the definition of military end use and (2) eliminate the applicability of certain license exceptions for exports to countries on Country Group D of Supplement No. 1 to part 740 of the Export Administration Regulations. These changes expand export license requirements for U.S. companies to sell certain items to companies in China that have operations that could support military end uses, even if the items sold by the U.S. companies are for civilian end use and they reduce the applicability of license exceptions for exports to those countries listed on Country Group D, including China. Additionally, amendments to General Prohibition Three (Foreign-Produced Direct Product Rule) and the Entity List were effective May 15, 2020. These amendments expand the restrictions on the sale of foreign-made goods that are based on U.S. technology, and software located outside the United States to companies on the U.S. Entity List, and regulate the use of U.S. origin semiconductor manufacturing equipment that produces semiconductor devices for companies on the U.S. Entity List. The rule changes for export controls may reduce or impair our customers’ ability to sell products internationally, which could in turn decrease the demand for our products and have a material adverse effect on our revenues and profitability. At this time, the additional proposed rule changes are not anticipated to impact the Company’s sales of non-U.S. products; however, any unpredicted rule changes could adversely affect our business results, operations, or financial condition.

On June 24, 2020, the U.S. Department of Defense (DOD) released a list of companies that it has determined to be owned or controlled by China’s People’s Liberation Army and the list was subsequently expanded on August 28, 2020. The Company currently conducts business transactions with a limited number of entities on the list. At this time, no sanctions have been imposed on the companies on the list, however, sanctions may be imposed by executive order without notice. Imposition of sanctions on suppliers to the Company may adversely affect our business operations in China, overall Company results or our financial condition.

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

Our power products for the semiconductor industry are manufactured in Shenzhen, PRC and Penang, Malaysia. Our high voltage products are manufactured in Ronkonkoma and Lockport, New York, Littlehampton, United Kingdom and Shenzhen, PRC. Our thermal instrumentation products are manufactured in Vancouver, Washington, Littlehampton, United Kingdom and Frankfurt, Germany. Our pyrometry solutions are manufactured in Ballerup, Denmark, Frankfurt, Germany, Magdeburg, Germany and Vancouver, Washington. Our telecom and networking and data center computing products are manufactured in Zhongshan, PRC, Rosario, Philippines and Santa Rosa, Philippines. Some of Artesyn’s Embedded Power business’ products are contract manufactured by the carved-out former Artesyn consumer group at their Luoding, China facility. Each facility is under operating lease and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities which could result in labor or supply chain risks. Each facility manufactures different products, and therefore, is not interchangeable. Natural, uncontrollable occurrences or other operational issues at any of our manufacturing facilities could significantly reduce our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. For example, the spread of COVID-19 and related government actions have resulted in temporary shut-downs of our facilities and may impact availability of materials supply and manufacturing employees, particularly in our foreign operations. Any potential losses from such occurrences could significantly affect our relationship with customers, operations, and results of operations for a prolonged period. As a result, we are investing in additional production options in Malaysia. We believe this investment will help to mitigate our exposure to regional risks, improve our business continuity profile and lower costs over time.

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

We face substantial competition, primarily from established companies, some of which have greater financial, marketing, and technical resources than we do. We expect our competitors will continue to develop new products in direct competition with ours, improve the design and performance of their products, and introduce new products with enhanced performance characteristics. In addition, many of our customers are investing in similar technologies to those that we provide. To remain competitive, we must improve and expand our products and product offerings. In addition, we may need to maintain a high level of investment in research and development and expand our sales and marketing efforts, particularly outside of the United States. We might not be able to make the technological advances and investments necessary to remain competitive. If we were unable to improve and expand our products and product offerings, our business, financial condition, and results of operations could be materially and adversely affected.

We are highly dependent on our intellectual property.

Our success depends significantly on our proprietary technology. We attempt to protect our intellectual property rights through patents and non-disclosure agreements; however, we might not be able to protect our technology, and customers or competitors might be able to develop similar technology independently. In addition, the laws of some foreign countries might not afford our intellectual property the same protections as do the laws of the United States. Our intellectual property is not protected by patents in several countries in which we do business, and we have limited patent protection in other countries, including the PRC. The cost of applying for patents in foreign countries and translating the applications into foreign languages requires us to carefully select the inventions for which we apply for patent protection and the countries in which we seek such protection. Generally, our efforts to obtain international patents have been concentrated in the European Union and certain industrialized countries in Asia, including Korea, Japan, and Taiwan. If we are unable to protect our intellectual property successfully, our business, financial condition, and results of operations could be materially and adversely affected.

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

To meet rapidly changing demand in each of the industries we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain, and motivate and retain key employees. During periods of increasing demand, we must have enough manufacturing capacity and inventory to fulfill customer orders, effectively manage our supply chain, and attract, retain, and motivate enough qualified individuals. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition, or results of operations may be materially and adversely affected. For example, following record levels of demand in the first half of 2018, the semiconductor equipment market experienced a decline, and, as a result, Advanced Energy’s revenue from the semiconductor equipment market declined 24.5% during 2019, as compared to 2018. Although the semiconductor equipment market improved during the fourth quarter of 2019 and the nine months of 2020, it is unclear how long this recovery will last. In addition, the market may be characterized in the future with more “mini-ramps” rather than sustained growth periods as experienced during 2015-2017 given market dynamics, inventory levels, and geopolitical changes. In addition, our data center computing and telecom and networking markets are characterized by large program investments, which can cause variations in quarterly or annual revenues. For example, during the first nine months of 2020, our growth in Data Center has been driven by share gains at specific customer accounts. The resulting business levels may not continue to be realized at these levels each quarter.

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

In September 2019, we acquired Artesyn Embedded Technologies, Inc.’s (“Artesyn”) Embedded Power business, and we are continuing to combine Artesyn’s Embedded Power business with our business. The acquisition of Artesyn’s Embedded Power business has significantly increased our embedded power product offerings, increased our exposure to the industrial and medical, datacenter computing, and telecom and networking end markets, and significantly increased the number of employees and facilities.

To realize the anticipated benefits of the acquisition, we must continue to combine our businesses in an efficient and effective manner and realize our synergy and cost-savings targets. Integrating Artesyn’s Embedded Power business and operations with ours requires significant management attention, efforts and expenditures, and we may not be able to achieve the longer-term integration goals in an effective, complete, timely or cost-efficient manner.

Potential risks related to our acquisition of Artesyn’s Embedded Power business include our ability to:

●	maintain and improve Artesyn’s financial and operating results while integrating and optimizing our combined sales, marketing, manufacturing and corporate administrative organizations;
●	optimize our combined worldwide manufacturing footprint while utilizing Artesyn’s vertically integrated manufacturing model for a broader set of company products;
●	continue to realize synergies and cost savings across the organization while managing our existing businesses, contracts and relationships;
●	successfully eliminate fixed costs previously absorbed by other businesses prior to the transaction;
●	recognize and capitalize on anticipated product sales and technology enhancement opportunities presented by our combined businesses;
●	integrate our information technology systems to mitigate cyber-security risks and enable the management and operation of the combined business;

●	effectively manage risks related to Artesyn’s foreign operations, including foreign currency risk, geographic risks, and local employee related risks;
●	integrate Artesyn into our global tax structure and manage the related impact on our current and future tax rates as a result of the acquisition; and
●	identify and retain key Artesyn personnel and transition their critical knowledge;

If we are unable to successfully or timely integrate the operations of Artesyn’s Embedded Power business into our business over the long-term, we may be unable to realize the long-term revenue growth, synergies, cost-savings and other anticipated benefits resulting from the acquisition and our business could be adversely affected. Additionally, we have incurred and will continue to incur transaction-related costs, including legal, regulatory, and other costs associated with implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all. Further, we may not realize the expected long-term benefits from the acquisition. Artesyn’s Embedded Power business and operations may not achieve the anticipated revenues and operating results. Any of the foregoing risks could materially harm our business, financial condition, and results of operations.

Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, could adversely affect our business, financial condition, results of operations, and cash flows, and could significantly reduce stockholder benefits from a change of control event.

As of September 30, 2020, our total debt was $328.1 million, excluding unamortized debt issuance costs, of which $17.5 million was classified as current. We are contractually obligated to make quarterly payments of $4.4 million, plus accrued interest, with any outstanding balance due in September 2024. Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.

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

A significant portion of our operations outside the United States are located in the PRC, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in customs regulations and tariffs, changes in tax policies, changes in PRC laws and regulations, possible expropriation or other PRC government actions, and unsettled political conditions including potential changes in U.S. policy regarding overseas manufacturing. In addition, the acquisition of Artesyn added a significant additional footprint in both facilities and resources in China. At various times during recent years, the U.S. and PRC have had significant disagreements over geopolitical, trade and economic issues. Controversies may arise in the future between these two countries. Any escalating political controversies between the U.S. and PRC, such as the recent reciprocal consulate closures or additions to the U.S. Entity List, whether or not directly related to our business, could reduce the price of our common stock. These factors may have a material adverse effect on our operations, business, results of operations, and financial condition. See "We are exposed to risks associated with worldwide financial markets and the global economy" risk factor below.

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

Sales to our customers outside the United States were approximately 71.1% and 55.1% of our total sales for the nine months ended September 30, 2020 and 2019, respectively. Our acquisitions have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

●	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;
●	our ability to develop and maintain relationships with suppliers and other local businesses;
●	compliance with product safety requirements and standards that are different from those of the United States;

●	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;
●	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;
●	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);
●	the ability to provide enough levels of technical support in different locations;
●	our ability to obtain business licenses that may be needed in international locations to support expanded operations;
●	timely collecting accounts receivable from foreign customers including significant balances in accounts receivable from foreign customers as of September 30, 2020;
●	changes in tariffs, taxes, and foreign currency exchange rates; and
●	the partial or complete shutdown of certain of our facilities and the related impacted on our supply chain and logistics functions as a result of recent government actions in response to COVID-19.

Our profitability and ability to implement our business strategies, maintain market share and compete successfully in international markets will be compromised if we are unable to manage these and other international risks successfully.

Our evolving manufacturing footprint may increase our risk.

The nature of our manufacturing is evolving as we continue to grow by acquisition. Historically, our principal manufacturing location has been in Shenzhen, PRC; however, we have also added specialized manufacturing at our Littlehampton, United Kingdom, Ballerup, Denmark, Frankfurt, Germany, Ronkonkoma and Lockport, New York. From time to time we may be required to, or we may choose to relocate manufacturing or migrate manufacturing of specific products between facilities or to third party manufacturers as part of our cost consolidation efforts. A disruption in supply because of these manufacturing relocations could have a significantly adverse effect on our ability to fulfill customer orders. We have been notified that we will be required to relocate our Shenzhen, PRC manufacturing facility by December 2021. If we do not successfully coordinate the timely manufacturing and distribution of our products during this time, we may have insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs. In addition, we are investing in a second factory in Malaysia to help mitigate business continuity, geopolitical and other risks. If we do not successfully implement this factory it could result in increased expenses and disruption of supply to our customers during the transition period.

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

The end users in many of our markets may direct equipment manufacturers to use a specified supplier’s product in their equipment at a particular facility. For example, some of our semiconductor and industrial thin film products are critical in manufacturing process control for thin-film applications. Our success, therefore, depends in part on our ability to have end users specify that our products be used at their facilities. In addition, we may encounter difficulties in changing established relationships of competitors that already have a large installed base of products within such facilities.

A significant portion of our sales and accounts receivable are concentrated among a few customers.

Our ten largest customers accounted for 58.2% and 47.8% of our sales for the nine months ended September 30, 2020 and 2019, respectively. A significant decline in sales from our ten largest customers, or the Company’s inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.

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

Our legacy inverter products (of which we discontinued the manufacture, engineering, and sale in December 2015 and which are reflected as Discontinued Operations in this filing) contain components that may contain errors or defects and were sold with original product warranties ranging from one to ten years with an option to purchase additional warranty coverage for up to 20 years. If any of our products are defective or fail because of their design, we might be required to repair, redesign or recall those products or to pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We are experiencing increasing claims from customers and suppliers and increasing litigation related to the legacy inverter product line. We review such claims and vigorously defend against such lawsuits in the ordinary course of our business. We cannot assure that any such claims or litigation brought against us will not have a material adverse effect on our business or financial statements. Our involvement in such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. We also accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in additional expenses in the line "Income (loss) from discontinued operations, Net of income tax” on our Consolidated Statement of Operations in future periods. We plan to continue supporting inverter customers with service maintenance and repair operations. This includes performing service to fulfill obligations under existing service maintenance contracts. There is no certainty that these can be performed profitably and could be adversely affected by higher than anticipated product failure rates, loss of critical service technician skills, an inability to obtain service parts, customer demands and disputes and cost of repair parts, among other factors. See Note 4. Disposed and Discontinued Operations in Part I, Item 1 "Unaudited Consolidated Financial Statements" contained herein.

Our products may suffer from defects or errors leading to damage or warranty claims.

Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective or fail because of their design, we might be required to repair, redesign, or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. In recent years, we have experienced increased warranty costs for our legacy inverter product lines, which is reflected in "Income (loss) from discontinued operations, net of income taxes." See Note 4. Disposed and Discontinued Operations in Part I, Item 1 "Unaudited Consolidated Financial Statements" contained herein.

Unfavorable currency exchange rate fluctuations may lead to lower operating margins, or may cause us to raise prices, which could result in reduced sales.

Currency exchange rate fluctuations could have an adverse effect on our sales and results of operations, and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency in which they receive payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. Given recent acquisitions in Europe and Asia, our exposure to fluctuations in the value of the Euro and Chinese Yuan is becoming more significant, particularly related to local lease and pension liabilities. From time to time, we enter forward exchange contracts and local currency purchased options to reduce currency exposures related to likely or pending transactions including those arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could materially and adversely affect our results of operations.

The United Kingdom’s exit from the European Union and related actions could adversely affect us.

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

As of September 30, 2020, we have $206.6 million of goodwill and $169.3 million in intangible assets. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations and could harm the trading price of our common stock.

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

Our failure to maintain appropriate environmental, social, and governance (ESG) practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.

Governments, investors, customers and employees are enhancing focus on ESG practices and disclosures, and expectations in this area are rapidly evolving and increasing. While we monitor the various and evolving standards and associated reporting requirements, failure to adequately maintain appropriate ESG practices that meet diverse stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract customers, and an inability to attract and retain top talent.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock over a thirty-month period. In November 2017, our Board of Directors approved an extension of the share repurchase program to December 2019 from its original maturity of March 2018. In May 2018, our Board of Directors approved a $50 million increase in the repurchase authorization.

On December 18, 2019, our Board of Directors authorized the removal of the expiration date from the repurchase program and increased the balance available for stock repurchase by $25.1 million. As of September 30, 2020, the Company was authorized to repurchase shares of the Company’s common stock of up to a total of $38.4 million.

In order to execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2020 (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	—	$—	—	$42,751
August 1, 2020 - August 31, 2020	—	—	—	42,751
September 1, 2020 - September 30, 2020	73	59.70	73	38,420
Total	73	$59.70	73	$38,420

ITEM 6.       EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	November 5, 2020	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer & Executive Vice President