Form 10-Q
period 2021-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2021-05-05
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2021, there were 38,415,537 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$509,910	$480,368
Marketable securities	2,854	2,654
Accounts and other receivable, net	236,916	235,178
Inventories	247,567	221,346
Income taxes receivable	5,321	4,804
Other current assets	37,514	35,899
Total current assets	1,040,082	980,249
Property and equipment, net	112,842	114,731
Operating lease right-of-use assets	100,924	103,858
Deposits and other assets	17,740	19,101
Goodwill	207,994	209,983
Intangible assets, net	169,389	168,939
Deferred income tax assets	50,280	50,801
TOTAL ASSETS	$1,699,251	$1,647,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,616	$125,224
Income taxes payable	15,586	11,850
Accrued payroll and employee benefits	44,611	63,487
Other accrued expenses	57,943	49,565
Customer deposits and other	13,271	12,179
Current portion of long-term debt	17,500	17,500
Current portion of operating lease liabilities	15,346	16,592
Total current liabilities	326,873	296,397
Long-term debt	300,297	304,546
Operating lease liabilities	94,184	95,993
Pension benefits	78,982	80,447
Deferred income tax liabilities	9,672	10,088
Uncertain tax positions	12,993	12,839
Long-term deferred revenue	7,123	7,352
Other long-term liabilities	22,852	24,660
Total liabilities	852,976	832,322

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 38,386 and 38,293 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	38	38
Additional paid-in capital	106,065	105,009
Accumulated other comprehensive loss	(7,573)	(2,605)
Retained earnings	747,111	712,297
Advanced Energy stockholders' equity	845,641	814,739
Noncontrolling interest	634	601
Total stockholders’ equity	846,275	815,340
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,699,251	$1,647,662

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Sales, net	$351,620	$315,456
Cost of sales	214,117	203,225
Gross profit	137,503	112,231

Operating expenses:
Research and development	40,168	34,770
Selling, general, and administrative	46,731	45,991
Amortization of intangible assets	5,384	5,006
Restructuring expense	1,038	656
Total operating expenses	93,321	86,423
Operating income	44,182	25,808

Other income (expense), net	(507)	(3,510)
Income from continuing operations, before income taxes	43,675	22,298
Provision for income taxes	5,284	3,900
Income from continuing operations	38,391	18,398
Income (loss) from discontinued operations, net of income taxes	310	(320)
Net income	$38,701	$18,078
Income from continuing operations attributable to noncontrolling interest	33	15
Net income attributable to Advanced Energy Industries, Inc.	$38,668	$18,063

Basic weighted-average common shares outstanding	38,328	38,358
Diluted weighted-average common shares outstanding	38,583	38,570

Earnings per share:
Continuing operations:
Basic earnings per share	$1.00	$0.48
Diluted earnings per share	$0.99	$0.48
Discontinued operations:
Basic earnings (loss) per share	$0.01	$(0.01)
Diluted earnings (loss) per share	$0.01	$(0.01)
Net income:
Basic earnings per share	$1.01	$0.47
Diluted earnings per share	$1.00	$0.47

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$38,701	$18,078
Other comprehensive income (loss), net of income taxes
Foreign currency translation	(6,941)	(3,061)
Change in fair value of cash flow hedges	2,009	—
Minimum benefit retirement liability	(36)	154
Comprehensive income	$33,733	$15,171
Comprehensive income attributable to noncontrolling interest	33	15
Comprehensive income attributable to Advanced Energy Industries, Inc.	$33,700	$15,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands)

	Advanced Energy Industries, Inc. Stockholders' Equity

	Common Stock
				Accumulated
			Additional	Other		Non-	Total
			Paid-in	Comprehensive	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Interest	Equity
Balances, December 31, 2019	38,358	$38	$104,849	$(5,897)	$577,724	$546	$677,260
Adoption of new accounting standards	—	—	—	—	(102)	—	(102)
Stock issued from equity plans	64	—	(2,171)	—	—	—	(2,171)
Stock-based compensation	—	—	3,048	—	—	—	3,048
Stock buyback	(170)	—	(7,248)	—	—	—	(7,248)
Other comprehensive income (loss)	—	—	—	(2,907)	—	—	(2,907)
Net income	—	—	—	—	18,063	15	18,078
Balances, March 31, 2020	38,252	$38	$98,478	$(8,804)	$595,685	$561	$685,958

Balances, December 31, 2020	38,293	$38	$105,009	$(2,605)	$712,297	$601	$815,340
Stock issued from equity plans	93	—	(4,645)	—	—	—	(4,645)
Stock-based compensation	—	—	5,701	—	—	—	5,701
Dividend payments	—	—	—	—	(3,854)	—	(3,854)
Other comprehensive income (loss)	—	—	—	(4,968)	—	—	(4,968)
Net income	—	—	—	—	38,668	33	38,701
Balances, March 31, 2021	38,386	$38	$106,065	$(7,573)	$747,111	$634	$846,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,701	$18,078
Income (loss) from discontinued operations, net of income taxes	310	(320)
Income from continuing operations, net of income taxes	38,391	18,398
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,721	11,616
Stock-based compensation expense	5,701	3,048
Provision (benefit) for deferred income taxes	(5)	(1,265)
Discount on notes receivable	—	721
Net loss on disposal of assets	275	173
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	(4,984)	32,084
Inventories	(27,503)	(6,726)
Other assets	(1,406)	(14,688)
Accounts payable	40,483	(5,351)
Other liabilities and accrued expenses	(12,534)	(9,989)
Income taxes	3,125	919
Net cash from operating activities from continuing operations	54,264	28,940
Net cash from operating activities from discontinued operations	(185)	(418)
Net cash from operating activities	54,079	28,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	10
Issuance of notes receivable	—	(1,000)
Proceeds from sale of property and equipment	6	—
Purchases of property and equipment	(8,817)	(6,134)
Acquisitions, net of cash acquired	(3,604)	—
Net cash from investing activities from continuing operations	(12,415)	(7,124)
Net cash from investing activities from discontinued operations	—	—
Net cash from investing activities	(12,415)	(7,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings	(4,375)	(4,375)
Dividend payments	(3,854)	—
Purchase and retirement of common stock	—	(7,248)
Net payments related to stock-based award activities	(4,214)	(2,171)
Net cash from financing activities from continuing operations	(12,443)	(13,794)
Net cash from financing activities from discontinued operations	—	—
Net cash from financing activities	(12,443)	(13,794)

EFFECT OF CURRENCY TRANSLATION ON CASH	321	(1,505)

NET CHANGE IN CASH AND CASH EQUIVALENTS	29,542	6,099
CASH AND CASH EQUIVALENTS, beginning of period	480,368	346,441
CASH AND CASH EQUIVALENTS, end of period	509,910	352,540
Less cash and cash equivalents from discontinued operations	—	—
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$509,910	$352,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$979	$2,240
Cash paid for income taxes	$1,873	$4,545
Cash received for refunds of income taxes	$109	$121

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Advanced Energy Industries, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support precision power products that transform, refine, and modify the raw electrical power from the utility and convert it into various types of highly-controllable usable power that is predictable, repeatable, and customizable. Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip, chemical and physical deposition, high and low voltage applications such as process control, analytical instrumentation, medical equipment, and in temperature-critical thermal applications such as material and chemical processing.

We also supply related instrumentation products for advanced temperature measurement and control, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for several industrial markets. Our network of service support centers facilitates local repair and field service in key regions, provides upgrades and refurbishment services, and sells used equipment to businesses that use our products.

In September 2019, we acquired the Artesyn Embedded Power business ("Artesyn"), which added new power products and technologies used in networking and computing, data center including hyperscale, and industrial and medical applications. As of December 31, 2015, we discontinued our engineering, production, and sales of our inverter product line. As such, all inverter product revenues, costs, assets, and liabilities are reported in Discontinued Operations for all periods presented herein, and we currently report as a single unit. Ongoing inverter repair and service operations are reported as part of our continuing operations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2021, and the results of our operations and cash flows for the three months ended March 31, 2021 and 2020.

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and other financial information filed with the SEC.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates, assumptions, and judgments include, but are not limited to:

●
allowances for expected credit loss;
●
excess and obsolete inventory;
●
warranty reserves;
●
pension obligations;
●
right-of-use assets and related operating lease liabilities;
●
acquisitions and asset valuations;

●
asset lives;
●
depreciation and amortization;
●
recoverability of assets and potential impairment;
●
deferred revenue;
●
stock options, performance based stock, and restricted stock grants; and
●
taxes and other provisions;

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

We believe our significant estimates, assumptions, and judgments are reasonable based on the information available at the time they are made. Actual results may differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Critical Accounting Policies

Our accounting policies are described in Note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Standards

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification ("ASC") are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, will not have a material impact on the consolidated financial statements upon adoption.

New Accounting Standards Adopted

In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)" ("ASU 2018-14"). ASU 2018-14 eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other post-retirement plans. ASU 2018-14 was effective for us on January 1, 2021. The impact of adoption was not material to our consolidated financial statements.

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

NOTE 2. ACQUISITIONS

Intangible Assets Acquired

In January 2021, we acquired certain intangible assets related to the manufacturing of fiber optic sensing equipment for $3.6 million in cash and an additional $2.9 million expected to be paid within one year of the closing date. These intangible assets have an estimated useful life of five years. See Note 12. Intangible Assets for details.

Versatile Power, Inc.

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

The components of the fair value of the total consideration transferred were as follows:

Cash paid for acquisition	$4,594
Holdback	950
Contingent consideration	1,500
Total fair value of consideration transferred	7,044
Less cash acquired	(245)
Total purchase price	$6,799

We are still evaluating the fair value for the assets acquired and liabilities assumed. Accordingly, the purchase price allocation presented below is preliminary.

Preliminary Fair Value March 31, 2021
Current assets and liabilities, net	$1,013
Property and equipment	35
Operating lease right-of-use assets	463
Intangible assets	4,000
Goodwill	1,751
Total assets acquired	7,262
Operating lease liability	463
Total liabilities assumed	463
Total fair value of net assets acquired	$6,799

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

The following table summarizes deferred revenue, which relates to extended warranties and service contracts. We expect to recognize this revenue ratably through the year 2031.

	March 31,	December 31,
	2021	2020
Deferred revenue	$8,340	$8,671

Disaggregation of Revenue

The following tables present additional information regarding our revenue:

	Three Months Ended March 31,
	2021	2020
Semiconductor Equipment	$180,716	$133,625
Industrial and Medical	78,415	61,979
Data Center Computing	59,154	86,183
Telecom and Networking	33,335	33,669
Total	$351,620	$315,456

	Three Months Ended March 31,
	2021	2020
Product	$318,879	$289,361
Services	32,741	26,095
Total	$351,620	$315,456

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

	Three Months Ended March 31,
	2021	2020
United States	$131,598	$116,697
North America (excluding United States)	26,247	47,634
Asia	149,591	110,975
Europe	40,422	39,136
Other	3,762	1,014
Total	$351,620	$315,456

	Three Months Ended March 31,
	2021	2020
Product and service revenue recognized at point in time	$351,393	$315,281
Extended warranty and service contracts recognized over time	227	175
Total	$351,620	$315,456

NOTE 4.    INCOME TAXES

The following table summarizes tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended March 31,
	2021	2020
Income from continuing operations, before income taxes	$43,675	$22,298
Provision for income taxes	$5,284	$3,900
Effective tax rate	12.1%	17.5%

The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended March 31, 2021 and 2020, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by net U.S. tax on foreign operations and withholding taxes. The effective tax rate for the first three months of 2021 was lower than the same period in 2020 primarily due to the mix of discrete events between the two periods.

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

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Income from continuing operations	$38,391	$18,398
Income from continuing operations attributable to noncontrolling interest	33	15
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$38,358	$18,383

Basic weighted-average common shares outstanding	38,328	38,358
Assumed exercise of dilutive stock options and restricted stock units	255	212
Diluted weighted-average common shares outstanding	38,583	38,570

Continuing operations:
Basic earnings per share	$1.00	$0.48
Diluted earnings per share	$0.99	$0.48

The following stock options and restricted units were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Restricted stock units	31	—

Share Repurchase

To execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Amount paid to repurchase shares	$—	$7,248
Number of shares repurchased	—	170
Average repurchase price per share	$—	$42.59
Remaining authorized by Board of Directors for future repurchases as of period end	$38,369	$42,751

There were no shares repurchased from related parties. All shares repurchased were recognized as a reduction to Additional paid-in capital. Repurchased shares were retired and assumed the status of authorized and unissued shares.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 6.     FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis.

		March 31, 2021
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Marketable securities	$—	$2,854	$—	$2,854
Foreign currency forward contracts	Other current assets	—	21	—	21
Total assets measured at fair value on a recurring basis		$—	$2,875	$—	$2,875

Liabilities:
Contingent consideration	Other current liabilities	$—	$—	$2,125	$2,125
Contingent consideration	Other long-term liabilities	—	—	2,911	2,911
Interest rate swaps	Other long-term liabilities	—	169	—	169
Total liabilities measured at fair value on a recurring basis		$—	$169	$5,036	$5,205

		December 31, 2020
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Marketable securities	$—	$2,654	$—	$2,654
Total assets measured at fair value on a recurring basis		$—	$2,654	$—	$2,654

Liabilities:
Contingent consideration	Other current liabilities	$—	$—	$2,009	$2,009
Contingent consideration	Other long-term liabilities	—	—	2,940	2,940
Interest rate swaps	Other long-term liabilities	—	2,811	—	2,811
Total liabilities measured at fair value on a recurring basis		$—	$2,811	$4,949	$7,760

The fair value of foreign currency forward contracts is based on the movement in the forward rates of foreign currency cash flows in which the hedging instrument is denominated. We determine the fair value of interest rate swaps by estimating the net present value of the expected cash flows based on market rates and associated yield curves, adjusted for non-performance credit risk, as applicable. See Note 7. Derivative Financial Instruments for additional information. The fair value of contingent consideration is determined by estimating the net present value of the expected cash flows based on the probability of expected payment.

For all periods presented, there were no transfers into or out of Level 3.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 7.    DERIVATIVE FINANCIAL INSTRUMENTS

We are impacted by changes in foreign currency exchange rates. We may manage these risks through the use of derivative financial instruments, primarily forward contracts with banks. These forward contracts manage the exchange rate risk associated with assets and liabilities denominated in nonfunctional currencies. These derivative instruments are typically executed for one-month periods and not designated as hedges; however, they do economically offset the fluctuations of our assets and liabilities due to foreign exchange rate changes.

The following table summarizes the notional amount of outstanding foreign currency forward contracts:

	March 31,	December 31,
	2021	2020
Foreign currency forward contracts	$35,280	$—

Gains and losses related to foreign currency exchange contracts were offset by corresponding gains and losses on the revaluation of the underlying assets and liabilities. Both are included as a component of Other income (expense), net in our Unaudited Consolidated Statements of Operations.

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

The following table summarizes the notional amount of qualified hedging instruments:

	March 31,	December 31,
	2021	2020
Interest rate swap contracts	$268,844	$273,219

At March 31, 2021, Accumulated other comprehensive loss on the Unaudited Consolidated Balance Sheets includes $0.1 million, net of tax, related to changes in fair value on the interest rate swap contracts.

See Note 6. Fair Value Measurements for information regarding fair value of derivative instruments.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 8.    ACCOUNTS AND OTHER RECEIVABLE, NET

Accounts and other receivable are recorded at net realizable value. Components of accounts and other receivable, net of reserves, were as follows:

	March 31,	December 31,
	2021	2020
Amounts billed, net	$209,956	$213,560
Unbilled receivables	26,960	21,618
Total receivables, net	$236,916	$235,178

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

The following table summarizes the changes in expected credit losses:

December 31, 2020	$7,602
Additions	-
Deductions - write-offs, net of recoveries	(487)
Foreign currency translation	(16)
March 31, 2021	$7,099

NOTE 9.    INVENTORIES

Our inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out ("FIFO") basis. Components of inventories were as follows:

	March 31,	December 31,
	2021	2020
Parts and raw materials	$164,316	$141,337
Work in process	18,900	13,702
Finished goods	64,351	66,307
Total	$247,567	$221,346

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 10.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following:

	March 31,	December 31,
	2021	2020
Buildings and land	$2,187	$1,776
Machinery and equipment	115,496	115,404
Computer and communication equipment	27,472	26,623
Furniture and fixtures	4,384	4,352
Vehicles	261	262
Leasehold improvements	42,331	42,984
Construction in process	5,747	3,693
	197,878	195,094
Less: Accumulated depreciation	(85,036)	(80,363)
Property and equipment, net	$112,842	$114,731

The following table summarizes depreciation expense. All depreciation expense is recorded in income from continuing operations:

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$7,337	$6,610

NOTE 11.    GOODWILL

The following table summarizes the changes in goodwill:

December 31, 2020	$209,983
Measurement period adjustments to purchase price allocation	2
Foreign currency translation	(1,991)
March 31, 2021	$207,994

NOTE 12.    INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$90,669	$(27,386)	$63,283
Customer relationships	113,426	(28,264)	85,162
Trademarks and other	26,991	(6,047)	20,944
Total	$231,086	$(61,697)	$169,389

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$85,075	$(24,999)	$60,076
Customer relationships	114,171	(26,880)	87,291
Trademarks and other	27,021	(5,449)	21,572
Total	$226,267	$(57,328)	$168,939

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Amortization expense related to intangible assets is as follows:

	Three Months Ended March 31,
	2021	2020
Amortization expense	$5,384	$5,006

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2021 (remaining)	$16,263
2022	21,430
2023	21,411
2024	18,526
2025	14,039
Thereafter	77,720
Total	$169,389

NOTE 13.    RESTRUCTURING COSTS

During 2018, we committed to a restructuring plan to optimize our manufacturing footprint and to improve our operating efficiencies and synergies related to our recent acquisitions. For the three months ended March 31, 2021, we incurred severance costs primarily related to the transition and exit of our facility in Shenzhen, PRC and actions associated with synergies related to the Artesyn acquisition. The table below summarizes the restructuring charges:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2021	2020
Severance and related charges	$404	$152
Facility relocation and closure charges	634	504
Total restructuring charges	$1,038	$656

Cumulative Cost
Through
March 31,
2021
Severance and related charges	$17,317
Facility relocation and closure charges	6,164
Total restructuring charges	$23,481

Our restructuring liabilities are included in Other accrued expenses in our Unaudited Consolidated Balance Sheets. Changes in our restructuring liabilities were as follows:

		Cost
		Incurred	Cost Paid	Effect of
	Balance at	and	or	Changes in	Balance at
	December 31,	Charged to	Otherwise	Exchange	March 31,
	2020	Expense	Settled	Rates	2021
Total restructuring liabilities	$10,641	$1,038	$(512)	$—	$11,167

The accrued restructuring liabilities related primarily to severance and related charges.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 14.    WARRANTIES

Provisions of our sales agreements include customary product warranties, generally ranging from 12 months to 24 months after shipment. The estimated cost of our warranty obligation is recorded when revenue is recognized and is based upon our historical experience by product and configuration.

Our estimated warranty obligation is included in Other accrued expenses in our Unaudited Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

	Three Months Ended March 31,
	2021	2020
Balances at beginning of period	$4,780	$6,413
Increases to accruals	780	758
Warranty expenditures	(1,051)	(856)
Effect of changes in exchange rates	(5)	—
Balances at end of period	$4,504	$6,315

NOTE 15.    LEASES

The Company leases manufacturing and office space under non-cancelable operating leases. Some of these leases contain provisions for landlord funded leasehold improvements which are recorded as a reduction to right-of-use ("ROU") assets and the related operating lease liabilities. For leases containing an option to renew, we regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease terms, along with the ROU assets and operating lease liabilities. In many cases, we have lease terms that are less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our ROU assets and operating lease liabilities. New leases are negotiated and executed to meet business objectives on an on-going basis.

Our leases do not provide an implicit rate. Accordingly, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. We have a centrally managed treasury function; therefore, we apply a portfolio approach for determining the incremental borrowing rate applicable to the lease term.

Components of operating lease cost were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$5,921	$4,834
Short-term and variable lease cost	842	1,308
Total operating lease cost	$6,763	$6,142

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Maturities of our operating lease liabilities at March 31, 2021 are as follows:

Year Ending December 31,
2021 (remaining)	$15,482
2022	16,723
2023	13,503
2024	12,120
2025	10,664
Thereafter	74,413
Total lease payments	142,905
Less: Interest	(33,375)
Present value of lease liabilities	$109,530

Other information related to leases, including supplemental cash flow information, consists of:

	Three Months Ended March 31,
	2021	2020
Weighted average remaining lease term (in years)	10.6	9.7
Weighted average discount rate	4.6%	4.3%
Cash paid for operating leases	$5,958	$5,574
Right-of-use assets obtained in exchange for operating lease liabilities	$2,192	$22,208

NOTE 16.    STOCK-BASED COMPENSATION

On May 4, 2017, the stockholders approved the Company’s 2017 Omnibus Incentive Plan ("the 2017 Plan"), and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan are now available for issuance under the 2017 Plan. The 2017 Plan and 2008 Plan provide for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued may be issued as performance-based awards to align stock compensation awards to the attainment of annual or long-term performance goals. As of March 31, 2021, there were 2.0 million shares available for grant under the 2017 Plan.

Restricted stock units ("RSU’s") are generally granted with a grant date fair value equal to the market price of our stock on the date of grant and with generally a three or four-year vesting schedule or performance-based vesting as determined at the time of grant.

Stock option awards are generally granted with an exercise price equal to the market price of our stock on the date of grant and with either a three or four-year vesting schedule or performance-based vesting as determined at the time of grant. Stock option awards generally have a term of 10 years.

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation was as follows:

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense	$5,701	$3,048

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

Changes in our RSUs were as follows:

	Three Months Ended March 31, 2021
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
RSUs outstanding at beginning of period	608	$58.15
RSUs granted	227	$93.93
RSUs vested	(125)	$58.18
RSUs forfeited	(110)	$65.70
RSUs outstanding at end of period	600	$70.37

Changes in our stock options were as follows:

	Three Months Ended March 31, 2021
		Weighted-
		Average
	Number of	Exercise Price
	Options	per Share
Options outstanding at beginning of period	147	$23.63
Options exercised	(13)	$20.52
Options expired	—	$
Options outstanding at end of period	134	$23.92

NOTE 17.    COMMITMENTS AND CONTINGENCIES

We are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations. An unfavorable decision in patent litigation also could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party patent rights. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred, and the amount of the loss can be reasonably estimated. The Company is not currently party to any legal action that the Company believes would reasonably have a material adverse impact on its business, financial condition, results of operations or cash flows.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

NOTE 18.    SIGNIFICANT CUSTOMER INFORMATION

The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales:

	Three Months Ended March 31,
	2021			2020
Applied Materials, Inc.	$67,788	19.3%		$50,981	16.2%
Lam Research	*	*	%	32,996	10.5%

The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable:

	March 31,		December 31,
	2021		2020
Applied Materials, Inc.	$40,357	17.0%	$33,402	14.2%
Nidec Motor Corporation	* *	%	24,344	10.4%

* Customer’s balance was less than 10% of total.

Our sales to Applied Materials, Inc. and Lam Research include precision power products used in semiconductor processing and solar and flat panel display. Our sales to Nidec Motor Corporation are primarily embedded power products used in industrial motor drives. No other customer accounted for 10% or more of our sales or accounts receivable balances during these periods.

NOTE 19.    CREDIT FACILITY

In September 2019, in connection with the Artesyn Acquisition Agreement, the Company entered into a credit agreement ("Credit Agreement") that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured term loan facility (the "Term Loan Facility") and a $150.0 million senior unsecured revolving facility the ("Revolving Facility" and together with the Term Loan Facility, the "Credit Facility"). Both the Term Loan Facility and Revolving Facility mature on September 10, 2024.

The following table summarizes borrowings under our Credit Facility and the associated interest rate.

	March 31, 2021
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$268,844	1.271%	-
Term Loan Facility subject to a variable interest rate	50,531	0.910%	-
Revolving Facility subject to a variable rate	—	0.910%	0.10%
Total borrowings under the Credit Agreement	$319,375

For more information on the interest rate swap that fixes the interest rate for a portion of our Term Loan Facility, see Note 7. Derivative Financial Instruments. The Term Loan Facility and Revolving Facility bear interest, at the option of the Company, at a rate based on a reserve adjusted "Eurodollar Rate" or "Base Rate," as defined in the Credit Agreement, plus an applicable margin.

For all periods presented, we were in compliance with the Credit Agreement covenants and had $150.0 million available to withdraw on the Revolving Facility.

We classify the Credit Facility in Level 2 of the fair value hierarchy. The fair value of outstanding debt approximates the carrying value of $317.8 million as of March 31, 2021.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands except per share data)

The debt obligation on our Unaudited Consolidated Balance Sheets consists of the following:

	March 31,	December 31,
	2021	2020
Term Loan Facility	$319,375	$323,750
Less: debt issuance costs	(1,578)	(1,704)
Total debt	317,797	322,046
Less current portion of long-term debt	(17,500)	(17,500)
Total long-term debt	$300,297	$304,546

Contractual maturities of the Company’s debt obligations, excluding amortization of debt issuance costs, as of March 31, 2021 are as follows:

Year Ending December 31,
2021 (remaining)	$13,125
2022	17,500
2023	17,500
2024	271,250
Total	$319,375

Interest expense and unused line of credit fees were recorded in Other income (expense), net in our Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2021	2020
Interest expense	$985	$2,099
Amortization of debt issuance costs	126	133
Unused line of credit fees and other	37	38
Total interest expense	$1,148	$2,270

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021.

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

For additional information regarding factors that may affect our actual financial condition, results of operations and accuracy of our forward-looking statements, see the information under the caption "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and, in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to revise or update any forward-looking statements for any reason.

BUSINESS AND MARKET OVERVIEW

Advanced Energy provides highly engineered, mission-critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power from the utility and convert it into various types of highly-controllable, usable power that is predictable, repeatable, and customizable. Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip, chemical and physical deposition, high and low voltage applications such as process control, data center computing, networking, telecommunication, analytical instrumentation, medical equipment, industrial technology and temperature-critical thermal applications such as material and chemical processing. We also supply related instrumentation products for advanced temperature measurement and control, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for multiple industrial markets. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, refurbishments, and used equipment to companies using our products.

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

During the first three months of 2020 we saw the spread of COVID-19 which grew into a global pandemic. Our focus on providing a healthy and safe working environment for our employees led to intermittent shutdowns of our manufacturing facilities to implement new health and safety protocols and additional investments to comply with government guidelines. During the first and second quarter of 2020, there were periods when some of our manufacturing facilities were not operating or were operating at reduced capacity due to government mandates to restrict travel, maintain social distancing and implement health and safety procedures. Additionally, ongoing restrictions related to COVID and disruptions in an already challenged global supply chain limited the availability of materials, parts and subcomponents needed for production during the first three months of 2021, which impacted our ability to ship product to meet customer demand.

During the first quarter of 2021, customer demand was mixed across our served markets. Demand remained strong for products serving Semiconductor and Industrial and Medical applications, while demand from Data Center Computing and Telecom and Networking applications remained below the peak levels seen in prior quarters. Although our manufacturing facilities operated at or near full capacity during the quarter, the limited availability of parts and components affected our ability to produce quantities sufficient to meet demand, especially in Industrial and Medical and Data Center Computing applications.

Although COVID-19 has impacted our revenues and manufacturing efficiency over the past year, COVID-19 has not materially impacted our liquidity, our ability to access capital, our ability to comply with our debt covenants or the fair value of our assets. Additionally, we believe the accommodations we have made to our work environment, including employees utilizing work-from-home arrangements where necessary, will not impact our ability to maintain effective internal controls over financial reporting.

Looking forward, we expect in the short term, that our ability to procure component parts to meet our customers’ needs will be challenged by a tightening global supply chain caused in part by the pandemic-driven rise in consumer demand for tech goods, increased demand for automotive and other products using electronic components, logistics-related disruptions in shipping, and capacity limitations at some suppliers due to COVID-19 and other factors.

These supply chain constraints have led to longer lead times in procuring materials and subcomponents and, in some cases, higher costs, which may continue to have an adverse effect on our future operations and our financial results (including, but not limited to, revenue, gross profit, net profit, and cash generation). For additional discussion on the potential impacts of COVID-19 to the future operations of our business, please see the information under the caption "Risk Factors" in Part II, in Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Acquisitions

On December 31, 2020, we acquired 100% of the issued and outstanding shares of Versatile Power, Inc., which is based in Campbell, California. This acquisition added radio frequency ("RF") and programmable power supplies for medical and industrial applications to our product portfolio and further expands our presence in the medical market by adding proven technologies, deep customer relationships, expertise in medical design, and a medical-certified manufacturing center. For additional information, see Note 2. Acquisitions in Part I, Item 1 "Unaudited Consolidated Financial Statements."

In January 2021, we acquired certain intangible assets related to the manufacturing of fiber optic sensing equipment for $3.6 million in cash and $2.9 million in future consideration upon the completion of transition activities. For additional information, see Note 12. Intangible Assets in in Part I, Item 1 "Unaudited Consolidated Financial Statements."

Semiconductor Equipment Market

Growth in the Semiconductor Equipment market is driven by growing integrated circuits content across many industries, increased demand for processing and storage in advanced applications such as artificial intelligence or autonomous vehicles, the rapid adoption of advanced mobile connectivity solutions such as 5G and enhancing existing and enabling new wireless applications. To address the long-term growing demand for semiconductor devices, the industry continues to invest in production capacities for advanced logic devices at the 7nm technology node and beyond, the latest memory devices including 3D-NAND, DRAM, and new emerging memories such as MRAM, and back-end test and advanced wafer-level packaging. The industry’s transition to advanced technology nodes in logic and DRAM and to increased layers in 3D memory devices is requiring an increased number of etch and deposition process tools and higher content of our advanced power solutions per tool. As etching and deposition processes become more challenging due to increasing aspect ratios in advanced 3D devices, more advanced radio frequency ("RF") and direct current ("DC") technologies are needed. We are meeting these challenges by providing a broader range of more complex RF and DC power solutions. Beyond etch and deposition processes, the growing complexity at the advanced nodes also drive a higher number of other processes across the fab, including inspection, metrology, thermal, ion implantation, and semiconductor test, where Advanced Energy is actively participating as a critical technology provider. In addition, our global support services group offers comprehensive local repair service, upgrade, and retrofit offerings to extend the useable life of our customers’ capital equipment for additional technology generations. The acquisition of Artesyn in September 2019 expanded Advanced Energy’s reach within the Semiconductor Equipment market by adding a broad range of low voltage applications as well as back-end test and assembly equipment makers.

In the first half of 2019, the semiconductor industry went through a period of weakening equipment investment as a result of slowing growth in end market demand for semiconductor devices, ongoing digestion of equipment capacity, and consumption of existing inventory. Demand for semiconductor equipment has continued to grow through the first quarter of 2021 driven by foundry logic and certain memory investments and has surpassed prior peak levels. In addition, increased demand for semiconductor devices for a wide range of applications as global economies begin to recover is expected to drive investment throughout the remainder of 2021. However, due to the limited visibility and uncertainty arising from COVID-19 and its impact on the global economy and supply chain, geopolitical uncertainty, overall levels of current investment by our customers, and the cyclical nature of the market it is difficult to determine the extent or duration to which the increased demand for semiconductor equipment will continue.

Industrial and Medical Markets

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

Revenue for Industrial and Medical products improved in the second half of 2020 after lower revenues in the first half of 2020 primarily due to recessionary macroeconomic conditions, and production and supply chain delays related to COVID-19 that pushed shipments into the third and fourth quarter of 2020. Additionally, we saw modest improvement in industrial markets as global economic growth resumed and our customers were able to increase capacity after governmental restrictions were relaxed during the second half of 2020. Demand for medical products during 2020 was driven by critical care applications, offset by lower investment related to discretionary procedures. More recently, critical applications have saturated while other demand is only beginning to improve. In the first quarter of 2021, overall customer demand remained near the elevated levels from the fourth quarter of 2020, but supply chain constraints limited the Company’s ability to ship product at the level of customer demand. We expect this condition to extend into the second quarter of 2021.

Data Center Computing Markets

Following the acquisition of Artesyn in September 2019, Advanced Energy entered the Data Center Computing market with industry-leading products and low-voltage power conversion technologies. We sell to many data center server and storage manufacturers, as well as cloud service providers and their partners. Driven by the growing adoption of cloud computing, market demand for server and storage equipment has shifted from enterprise on-premise computing to the data center. Nevertheless, with a growing presence at both cloud service providers and industry-leading data center server and storage vendors, we believe Advanced Energy is well positioned to continue to capitalize on the ongoing shift towards cloud computing. In late 2019 and through 2020, demand for our embedded power products in the Data Center Computing market increased significantly driven by share gains and a capacity ramp at hyperscale customers. In addition, we believe as a consequence of COVID-19, hyperscale demand has risen in the near term given the increased need for cloud and network applications in the current environment. Demand for hyperscale products declined sequentially during the latter half of 2020, as a result of market digestion at our existing customers following a ramp of investment earlier in the year. This digestion period continued into the first quarter of 2021 but is expected to improve as we move through the remainder of 2021.

Telecom and Networking Markets

The acquisition of Artesyn in September 2019 provided Advanced Energy with a portfolio of products and technologies that are used across the Telecom and Networking market. Our customers include many leading vendors of wireless infrastructure equipment, telecommunication equipment and computer networking. The wireless telecom market continues to evolve with more advanced mobile standards. 5G wireless technology promises to drive substantial growth opportunities for the telecom industry as it enables new advanced applications such as autonomous vehicles and virtual/augmented reality. Telecom service providers have started to invest in 5G, and this trend is expected to drive demand of our products into the Telecom and Networking market. In datacom, demand is driven by networking investments by telecom service providers and enterprises upgrading of their network, as well as cloud data center networking investments for increased bandwidth. Demand in late 2019 and the first half of 2020 was lower as geopolitical issues and consolidation of wireless telecom providers drove slower global investment in cellular and network infrastructure. Revenue increased sequentially in the third and fourth quarters primarily as a result of modest improvement in market conditions and improved manufacturing capacity amid COVID-19. In the first quarter of 2021, revenue declined as a result of both declining investment in legacy LTE infrastructure and our internal decision to optimize our portfolio toward higher margin applications.

Results of Continuing Operations

The analysis presented below is organized to provide the information we believe will be helpful for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our "Unaudited Consolidated Financial Statements" in Part I, Item 1 of this report, including the notes thereto. Also included in the following analysis are measures that are not in accordance with U.S. GAAP. A reconciliation of the non-GAAP measures to U.S. GAAP is provided below.

The following tables set forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Sales	$351,620	$315,456
Gross profit	137,503	112,231
Operating expenses	93,321	86,423
Operating income from continuing operations	44,182	25,808
Other income (expense), net	(507)	(3,510)
Income from continuing operations before income taxes	43,675	22,298
Provision for income taxes	5,284	3,900
Income from continuing operations, net of income taxes	$38,391	$18,398

	Three Months Ended March 31,
	2021	2020
Sales	100.0%	100.0%
Gross profit	39.1	35.6
Operating expenses	26.5	27.4
Operating income from continuing operations	12.6	8.2
Other income (expense), net	(0.1)	(1.1)
Income from continuing operations before income taxes	12.4	7.1
Provision for income taxes	1.5	1.2
Income from continuing operations, net of income taxes	10.9%	5.8%

SALES, NET

The following tables summarize net sales and percentages of net sales, by market (in thousands):

	Three Months Ended March 31,		Change 2021 v. 2020
	2021	2020	Dollar	Percent
Semiconductor Equipment	$180,716	$133,625	$47,091	35.2%
Industrial and Medical	78,415	61,979	16,436	26.5
Data Center Computing	59,154	86,183	(27,029)	(31.4)
Telecom and Networking	33,335	33,669	(334)	(1.0)
Total	$351,620	$315,456	$36,164	11.5%

	Three Months Ended March 31,
	2021	2020
Semiconductor Equipment	51.4%	42.4%
Industrial and Medical	22.3	19.6
Data Center Computing	16.8	27.3
Telecom and Networking	9.5	10.7
Total	100.0%	100.0%

Total Sales

Sales increased $36.2 million, or 11.5%, to $351.6 million for the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to increased demand in the Semiconductor Equipment and Industrial and Medical markets offset by lower sales from Data Center Computing products due to market digestion after a year of strong investment.

Sales in the Semiconductor Equipment market increased $47.1 million, or 35.2%, for the three months ended March 31, 2021 as compared to the same period in 2020 when semiconductor equipment volume was recovering from the cyclical downturn in 2019. The increase in sales during 2021 is primarily due to an overall increase in demand for semiconductor equipment used in deposition and etch applications, increasing power content in semiconductor manufacturing tools, and market share gains in RF match and remote plasma sources.

Sales in the Industrial and Medical market increased $16.4 million, or 26.5%, for the three months ended March 31, 2021 as compared to the same period in 2020. Our customers in this market are primarily global and regional original equipment and device manufacturers. The increase in sales was primarily due to improving macroeconomic conditions and the continued recovery from the COVID-19 pandemic within general industrial markets.

Sales in the Data Center Computing market decreased ($27.0) million, or (31.4)%, for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease in Data Center Computing market sales is primarily due to digestion of products at our primary customers, compared to a strong ramp of revenue as a result of market share gains a year ago.

Sales in the Telecom and Networking market decreased ($0.3) million, or (1.0)%, for the three months ended March 31, 2021 as compared to the same period in 2020. The flat sales were due to in part to our decision to optimize our product portfolio towards higher margin applications and to the pace of 5G investment by network operators outside of China. Over time, we expect that 5G infrastructure investments and upgrades to enterprise networks should drive growth in this market.

Backlog

Our backlog was $405.7 million at March 31, 2021 as compared to $290.7 million at December 31, 2020, reflecting strong demand for our products as our markets and macro economies recover. In addition, many customers have placed demand into future quarters to accommodate the constraints in the supply chain for certain components.

GROSS PROFIT

For the three months ended March 31, 2021, gross profit increased $25.3 million to $137.5 million, or 39.1% of sales. For the three months ended March 31, 2020, gross profit was $112.2 million, or 35.6% of sales, and included $5.2 million in additional costs related to the increase in fair market value of Artesyn acquired inventory. The remaining increase in gross profit as a percent of revenue is largely related the sales mix and increased volume, partially offset by higher freight costs and productivity inefficiencies as we transition our Shenzhen, PRC manufacturing into Penang, Malaysia.

OPERATING EXPENSES

Operating expenses increased $6.9 million to $93.3 million, or 26.5% of sales, for the three months ended March 31, 2021 from $86.4 million, or 27.4% of sales, for the same period in 2020. The increase in operating expenses is primarily due to increased investment in research and development, IT infrastructure and common tools, and stock compensation costs, partially offset by decreased compensation principally associated with synergy activities.

The following tables summarize our operating expenses (in thousands) and as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2021		2020
Research and development	$40,168	11.4%	$34,770	11.0%
Selling, general, and administrative	46,731	13.3	45,991	14.6
Amortization of intangible assets	5,384	1.5	5,006	1.6
Restructuring charges	1,038	0.3	656	0.2
Total operating expenses	$93,321	26.5%	$86,423	27.4%

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

Research and development expenses increased $5.4 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase in research and development expense is related to increased headcount and associated costs, outside technical services, and material costs as we invested in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs.

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

Selling, general and administrative ("SG&A") expenses increased $0.7 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase in SG&A costs were related to increased stock compensation due primarily to timing of expense in the first quarter from the accelerated recognition of compensation related to our change in CEO, partially offset by decreased compensation costs principally associated with synergy activities.

Amortization of Intangibles

Amortization expense increased $0.4 million to $5.4 million during the three months ended March 31, 2021 compared to the same period in 2020. The increase during the three months ended March 31, 2021 is primarily driven by incremental amortization of new intangible assets. Refer to Note 12. Intangible Assets.

Restructuring

Restructuring charges relate to previously announced management plans to optimize our manufacturing footprint to lower cost regions, improvements in operating efficiencies, and synergies related to acquisitions. For the three months ended March 31, 2021, restructuring charges primarily related to severance costs for the transition and exit of our facility in Shenzhen, PRC. Refer to Note 13. Restructuring Costs.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. For the three months ended March 31, 2021, other income (expense), net was ($0.5) million compared to other income (expense), net of ($3.5) million for the same period in 2020. The change between periods is primarily due to decreased interest expense related to our September 2019 term note resulting from our interest rate swap agreement executed in April 2020 and scheduled principal reductions, reduced interest income resulting from lower interest rates, and recorded discount from a facility draw by Bold Renewables Holdings, LLC in the prior period.

PROVISION FOR INCOME TAXES

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended March 31, 2021 and 2020, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by net U.S. tax on foreign operations and withholding taxes. The effective tax rate for the first three months of 2021 was lower than the same period in 2020 primarily due to the mix of discrete events between the two periods.

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

The non-GAAP results presented below exclude the impact of non-cash related charges, such as stock-based compensation and amortization of intangible assets. In addition, they exclude discontinued operations and other non-recurring items such as acquisition-related costs and restructuring expenses, as they are not indicative of future performance. The tax effect of our non-GAAP adjustments represents the anticipated annual tax rate applied to each non-GAAP adjustment after consideration of their respective book and tax treatments and effect of adoption of the Tax Cuts and Jobs Act.

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items (in thousands)	Three Months Ended March 31,
	2021	2020
Gross profit from continuing operations, as reported	$137,503	$112,231
Adjustments to gross profit:
Stock-based compensation	350	222
Facility expansion, relocation costs and other	1,838	1,543
Acquisition-related costs	8	5,141
Non-GAAP gross profit	$139,699	$119,137
Non-GAAP gross margin	39.7%	37.8%

Operating expenses from continuing operations, as reported	$93,321	$86,423
Adjustments:
Amortization of intangible assets	(5,384)	(5,006)
Stock-based compensation	(5,351)	(2,826)
Acquisition-related costs	(2,028)	(2,836)
Facility expansion, relocation costs and other	(51)	(385)
Restructuring charges	(1,038)	(656)
Non-GAAP operating expenses	79,469	74,714
Non-GAAP operating income	$60,230	$44,423
Non-GAAP operating margin	17.1%	14.1%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items (in thousands)	Three Months Ended March 31,
	2021	2020
Income from continuing operations, less non-controlling interest, net of income taxes	$38,358	$18,383
Adjustments:
Amortization of intangible assets	5,384	5,006
Acquisition-related costs	2,036	7,977
Facility expansion, relocation costs and other	1,889	1,928
Restructuring charges	1,038	656
Unrealized foreign currency (gain) loss	(2,202)	—
Acquisition-related and other costs included in Other income (expense), net	87	—
Tax effect of non-GAAP adjustments	(1,284)	(1,370)
Non-GAAP income, net of income taxes, excluding stock-based compensation	45,306	32,580
Stock-based compensation, net of taxes	4,362	2,363
Non-GAAP income, net of income taxes	$49,668	$34,943
Non-GAAP diluted earnings per share	$1.29	$0.91

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

At March 31, 2021, we had $512.8 million in cash, cash equivalents, and marketable securities. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.

Credit Facility

In connection with the Artesyn acquisition in 2019, the Company entered into a credit agreement (the "Credit Agreement") that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured term loan facility (the "Term Loan Facility") and a $150.0 million senior unsecured revolving facility (the "Revolving Facility"). Both the Term Loan Facility and the Revolving Facility mature on September 10, 2024. At March 31, 2021, we had $150.0 million in available funding under the Revolving Facility. The Term Loan Facility requires quarterly repayments of $4.4 million, plus accrued interest, with the remaining balance due in September 2024. For more information on the Credit Facility, see Note 19. Credit Facility and Note 7. Derivative Financial Instruments in Part I, Item 1 "Unaudited Consolidated Financial Statements."

Stock Repurchase

To execute the repurchase of shares of common stock, the Company periodically enters into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Amount paid to repurchase shares	$—	$7,248
Number of shares repurchased	—	170
Average repurchase price per share	$—	$42.59
Remaining authorized by Board of Directors for future repurchases as of period end	$38,369	$42,751

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

Dividends

In December 2020, the Board of Directors ("the Board") of the Company approved a cash dividend program under which we intend to pay a quarterly cash dividend of $0.10 per share of capital stock. In March 2021, we paid the first quarterly cash dividend since our inception as a public company. Future dividend payments are subject to the Board's approval.

CASH FLOWS

A summary of our cash provided by and used in operating, investing, and financing activities is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash from operating activities from continuing operations	$54,264	$28,940
Net cash from operating activities from discontinued operations	(185)	(418)
Net cash from operating activities	54,079	28,522
Net cash from investing activities from continuing operations	(12,415)	(7,124)
Net cash from financing activities from continuing operations	(12,443)	(13,794)
Effect of currency translation on cash	321	(1,505)
Increase in cash and cash equivalents	29,542	6,099
Cash and cash equivalents, beginning of period	480,368	346,441
Cash and cash equivalents, end of period	$509,910	$352,540

2021 CASH FLOWS COMPARED TO 2020

Net cash from operating activities

Net cash from operating activities from continuing operations for the three months ended March 31, 2021 was $54.3 million, as compared to $28.9 million for the same period in 2020. The increase of $25.4 million in net cash flows from operating activities, as compared to the same period in 2020, is due to increased profitability as a result of increased sales.

Net cash from investing activities

Net cash from investing activities for the three months ended March 31, 2021 was ($12.4) million and predominantly related to investment in capacity and facilities as we continue to integrate certain locations. In addition, during the three months ended March 31, 2021, we paid ($3.6) million to acquire intangible assets. Net cash from investing activities for the three months ended March 31, 2020 was ($7.1) million and primarily related to investment in facilities and capacity.

Net cash from financing activities

Net cash from financing activities for the three months ended March 31, 2021 was ($12.4) million and included ($4.4) million for repayment of long-term debt, ($4.2) million net payments related to stock-based award activities and ($3.9) million for the payment of dividends. Net cash from financing activities for the three months ended March 31, 2020 was ($13.8) million and included ($7.2) million related to repurchases of our common stock, ($4.4) million for repayment of long-term debt, and ($2.2) million net payments related to stock-based award activities.

Effect of currency translation on cash

During the three months ended March 31, 2021, currency translation had a favorable impact primarily due to a stronger U.S. dollar. See "Foreign Currency Exchange Rate Risk" in Part I, Item 3 of this Form 10-Q for more information.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1. Operation and Summary of Significant Accounting Policies and Estimates to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Our critical accounting estimates, discussed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, include estimates for allowances for doubtful accounts, determining useful lives for depreciation and amortization, the valuation of assets and liabilities acquired in business combinations, assessing the need for impairment charges for identifiable intangible assets and goodwill, establishing warranty reserves, accounting for income taxes, and assessing excess and obsolete inventories. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the consolidated financial statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

In the normal course of business, we have exposures to foreign exchange rate risk related to our foreign operations and foreign currency transactions and interest rate risk from our investments and credit facility.

See the "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2020

Foreign Currency Exchange Rate Risk

We are impacted by changes in foreign currency exchange rates through sales and purchasing transactions when we sell products and purchase materials in currencies different from the currency in which product and manufacturing costs were incurred.

Our reported financial results of operations, including the reported value of our assets and liabilities, are also impacted by changes in foreign currency exchange rates. Assets and liabilities of substantially all our subsidiaries outside the U.S. are translated at period end rates of exchange for each reporting period. Operating results and cash flow statements are translated at weighted-average rates of exchange during each reporting period. Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, and overall value of our net assets.

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

As currencies fluctuate against each other we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor. Exchange rate fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely impacted. Changes in the relative buying power of our customers may impact sales volumes either positively or negatively.

Acquisitions are a large component of our capital deployment strategy. A significant number of acquisition target opportunities are located outside the U.S. and their value may be denominated in foreign currency. Changes in exchange rates therefore may have a material impact on their valuation in USD and may impact our view of their attractiveness.

The change in key currency rates were as follows:

		Three Months Ended March 31,
From	To	2021	2020
Canadian Dollar (CAD)	USD	1.2%	(5.8)%
Swiss Franc (CHF)	USD	(6.4)%	3.4%
Chinese Yuan (CNY)	USD	(0.4)%	(5.3)%
Danish Krone (DKK)	USD	(4.3)%	(2.0)%
Euro (EUR)	USD	(4.4)%	(1.9)%
Pound Sterling (GBP)	USD	0.9%	(5.0)%
Israeli New Shekel (ILS)	USD	(3.7)%	2.2%
India Rupee (INR)	USD	(0.4)%	(7.2)%
Japanese Yen (JPY)	USD	(6.8)%	2.5%
South Korean Won (KRW)	USD	(3.3)%	(6.8)%
Philippines Peso (PHP)	USD	(1.1)%	—%
Singapore Dollar (SGD)	USD	(1.8)%	(4.8)%
New Taiwan Dollar (TWD)	USD	(1.4)%	2.0%

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

Interest Rate Risk

Our market risk exposure relates to changes in interest rates in our investment portfolio. We generally place our investments with high-credit quality issuers. By policy, we are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk, and reinvestment risk.

As of March 31, 2021, our investments consisted primarily of certificates of deposit with maturity of less than one year. As a measurement of the sensitivity of our portfolio and if our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by a nominal amount.

The following table summarizes borrowings (in thousands) under our Credit Facility and the associated interest rate.

	March 31, 2021
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$268,844	1.271%	-
Term Loan Facility subject to a variable interest rate	50,531	0.910%	-
Revolving Facility subject to a variable rate	—	0.910%	0.10%
Total borrowings under the Credit Agreement	$319,375

For more information on the Term Loan Facility see Note 19. Credit Facility in Part I, Item 1 "Unaudited Consolidated Financial Statements." For more information on the interest rate swap that fixes the interest rate for a portion of our Term Loan Facility, see Note 7. Derivative Financial Instruments in Part I, Item 1 "Unaudited Consolidated Financial Statements." The Term Loan Facility and Revolving Facility bear interest, at the option of the Company, at a rate based on a reserve adjusted "Eurodollar Rate" or "Base Rate," as defined in the Credit Agreement, plus an applicable margin.

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

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 ("Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Stephen D. Kelley, President and Chief Executive Officer) and Principal Financial Officer (Paul Oldham, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are involved in disputes and legal actions arising in the normal course of our business. Since December 31, 2020, there have been no material developments in legal proceedings in which we are involved. For a description of previously reported legal proceedings refer to Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A.     RISK FACTORS

Our business, financial condition, operating results, and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any of which could cause our results to be adversely impacted and could result in a decline in the value or loss of an investment in our common stock. Other factors may also exist that we cannot anticipate or that we currently do not consider to be material based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties may also impact the accuracy of forward-looking statements included in this report and other reports we file with the Securities and Exchange Commission.

COVID-19, natural disasters, and related risks

COVID-19 could further materially adversely affect our business, workforce, supply chain, results of operations, financial condition and/or cash flows.

The ongoing impact of COVID-19 and related foreign and domestic government actions restricting travel, commerce and gathering has adversely affected our manufacturing locations. COVID-19 has also resulted in economic recessions and high unemployment in many countries which could negatively impact future customer purchases of our products. If COVID-19 continues to spread and restrictions remain in place or are reinstituted, we may continue to see adverse impact on our ability (a) to manufacture, test, service and ship our products, (b) to get required materials and sub-assemblies to build and service our products and (c) to staff labor and management for manufacturing, research and development, supply chain, service, and administrative operations. Further, we may continue to experience adverse impact with our global supply chain partners and transportation service providers which may result in increased costs, material shortages and the inability to fully meet our customers’ demand. For example, in the first quarter of 2021 the combination of increased demand for semiconductor and other select components and the ongoing impact of COVID-19 has affected global electronics markets and impacted our ability to ship to our full demand levels. It is not known how long or significant this shortage will be, but it may continue to impact our results. In addition, much of our workforce continues to work remotely. While we have been successful in transitioning to this remote environment, the long-term impact on productivity and innovation is not yet clear. As a result, COVID-19 could adversely impact our near-term and long-term revenues, earnings and cash flow and could require further expenditures. This situation continues to evolve, and other impacts may arise that we are not aware of currently. We have an active rapid response team to mitigate risks we are aware of currently and as they arise.

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

To meet rapidly changing demand in each of the industries we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain, and motivate and retain key employees. During periods of increasing demand, we must have enough manufacturing capacity and inventory to fulfill customer orders, effectively manage our supply chain, and attract, retain, and motivate enough qualified individuals. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition, or results of operations may be materially and adversely affected. For example, following record levels of demand in the first half of 2018, the Semiconductor Equipment market experienced a decline, and, as a result, Advanced Energy’s revenue from the Semiconductor Equipment market declined 24.5% during 2019, as compared to 2018. Although the Semiconductor Equipment market improved during the fourth quarter of 2019 and throughout 2020, it is unclear how long this recovery will last. In addition, the market may be characterized in the future with more "mini-ramps" rather than sustained growth periods as experienced during 2015-2017 given market dynamics, inventory levels, and geopolitical changes. In addition, our Data Center Computing and Telecom and Networking markets are characterized by large program investments, which can cause variations in quarterly or annual revenues. For example, during 2020 our growth in Data Center Computing and Telecom and Networking has been driven by share gains at specific customer accounts. Towards the end of 2020, we began to experience a period of digestion by our major customers resulting in lower demand. We expect this digestion to continue into the first half of 2021 and overall business levels may not continue to be realized at these levels each quarter.

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

Our debt obligations impose financial covenants on us and our subsidiaries that require us to maintain a certain leverage ratio. The financial covenants place certain restrictions on our business that may affect our ability to execute our business strategy successfully or take other actions that we believe would be in the best interests of our Company. These include limitations or restrictions, among other things, on our ability and the ability of our subsidiaries to:

●	incur additional indebtedness;
●	pay dividends or make distributions on our capital stock or certain other restricted payments or investments;
●	make domestic and foreign investments and extend credit;
●	engage in transactions with affiliates;
●	transfer and sell assets;
●	effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all our assets; and
●	create liens on our assets to secure debt.

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

We place orders with many of our suppliers based on our customers’ quarterly forecasts and our annual forecasts. These forecasts are based on our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. Orders with our suppliers cannot always be amended in response. In addition, to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified number of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. If demand for our products does not continue at current levels, we might not be able to use all the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain enough raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand. For example, entering 2021 there is global shortage of certain electronics and semiconductor parts given the emerging higher global demand for tech goods and the impact of COVID-19 and other disruptions on the global supply chain. If we are not able to obtain parts in a reasonable timeframe and at a reasonable cost our business may be adversely impacted.

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

A significant portion of our sales and accounts receivable are concentrated among a few customers.

The following table summarizes the percentage of total sales derived from our ten largest customers:

	Three Months Ended March 31,	Years Ended December 31,
	2021	2020	2019
Ten largest customers	56.5%	58.0%	57.3%

The following table summarizes sales to and percentage of total sales from Applied Materials, Inc. and Lam Research Corp., our two largest customers (in thousands):

	Three Months Ended March 31,			Years Ended December 31,
	2021			2020		2019
Applied Materials, Inc.	$67,788	19.3%		$248,350	17.5%	$164,724	20.9%
Lam Research	*	*	%	141,778	10.0%	88,251	11.2%

The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable (in thousands):

	March 31,		December 31,
	2021		2020
Applied Materials, Inc.	$40,357	17.0%	$33,402	14.2%
Nidec Motor Corporation	* *	%	24,344	10.4%

* Customer’s balance was less than 10% of total.

A significant decline in sales from large customers, or the Company’s inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.

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

Sales to our customers outside the United States were approximately 68.7% and 59.2% of our total sales for the year ended December 31, 2020 and 2019, respectively. Our acquisitions have increased our presence in international locations. Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

●	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;
●	our ability to develop and maintain relationships with suppliers and other local businesses;
●	compliance with product safety requirements and standards that are different from those of the United States;
●	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights;
●	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;
●	customs regulations and the import and export of goods (including customs audits in various countries that occur from time to time);
●	the ability to provide enough levels of technical support in different locations;
●	our ability to obtain business licenses that may be needed in international locations to support expanded operations;
●	timely collecting accounts receivable from foreign customers including significant balances in accounts receivable from foreign customers;
●	changes in tariffs, taxes, and foreign currency exchange rates; and

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

Our legacy inverter products (of which we discontinued the manufacture, engineering, and sale in December 2015 and which are reflected as Discontinued Operations in this filing) contain components that may contain errors or defects and were sold with original product warranties ranging from one to ten years with an option to purchase additional warranty coverage for up to 20 years. If any of our products are defective or fail because of their design, we might be required to repair, redesign, or recall those products or to pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We are experiencing increasing claims from customers and suppliers and increasing litigation related to the legacy inverter product line. We review such claims and vigorously defend against such lawsuits in the ordinary course of our business. We cannot assure that any such claims or litigation brought against us will not have a material adverse effect on our business or financial statements. Our involvement in such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. We also accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in additional expenses in the line "Income (loss) from discontinued operations, net of income taxes" on our Consolidated Statement of Operations in future periods. We plan to continue supporting inverter customers with service maintenance and repair operations. This includes performing service to fulfill obligations under existing service maintenance contracts. There is no certainty that these can be performed profitably and could be adversely affected by higher than anticipated product failure rates, loss of critical service technician skills, an inability to obtain service parts, customer demands and disputes and cost of repair parts, among other factors. See Note 4. Disposed and Discontinued Operations in Part II, Item 8 "Financial Statements and Supplementary Data" contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our products may suffer from defects or errors leading to damage or warranty claims.

Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective or fail because of their design, we might be required to repair, redesign, or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit. In recent years, we have experienced increased warranty costs for our legacy inverter product lines, which is reflected in "Income (loss) from discontinued operations, net of income taxes." See Note 4. Disposed and Discontinued Operations in Part II, Item 8 "Financial Statements and Supplementary Data" contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We currently have unfunded obligations to our pension plans. The extent of future contributions to the pension plan depends heavily on market factors such as the discount rate used to calculate our future obligations and the actual return on plan assets which enable future payments. We estimate future contributions to the plan using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions. Additionally, a material deterioration in the funded status of the plan could increase pension expenses and reduce our profitability. See Note 17. Employee Retirement Plans and Postretirement Benefits in Part II, Item 8 "Financial Statements and Supplementary Data" contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our intangible assets may become impaired.

The following table summarizes our goodwill and intangible assets (in thousands):

March 31,
2021
Goodwill	$207,994
Intangible assets, net	169,389
Total	$377,383

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Amount paid to repurchase shares	$—	$7,248
Number of shares repurchased	—	170
Average repurchase price per share	$—	$42.59
Remaining authorized by Board of Directors for future repurchases as of period end	$38,369	$42,751

ITEM 6.       EXHIBITS

The exhibits listed in the following index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.1	Form of Long-Term Incentive Plan	8-K	000-26966	10.1	Feb. 4, 2021

10.2	Transition and Retirement Agreement dated February 8, 2021	8-K	000-26966	10.1	Feb. 10, 2021

10.3	Offer Letter dated February 8, 2021	8-K	000-26966	10.2	Feb. 10, 2021

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101.				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	May 5, 2021	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President