Form 10-Q
period 2021-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2021-08-04
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
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

As of July 30, 2021, there were 38,373,074 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$507,176	$480,368
Marketable securities	2,828	2,654
Accounts and other receivable, net	243,353	235,178
Inventories	296,739	221,346
Income taxes receivable	15,075	4,804
Other current assets	38,815	35,899
Total current assets	1,103,986	980,249
Property and equipment, net	115,160	114,731
Operating lease right-of-use assets	101,419	103,858
Deposits and other assets	18,646	19,101
Goodwill	214,211	209,983
Intangible assets, net	170,914	168,939
Deferred income tax assets	51,896	50,801
TOTAL ASSETS	$1,776,232	$1,647,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206,723	$125,224
Income taxes payable	12,770	11,850
Accrued payroll and employee benefits	49,375	63,487
Other accrued expenses	55,423	49,565
Customer deposits and other	20,065	12,179
Current portion of long-term debt	17,500	17,500
Current portion of operating lease liabilities	15,540	16,592
Total current liabilities	377,396	296,397
Long-term debt, net	296,045	304,546
Operating lease liabilities	95,034	95,993
Pension benefits	79,077	80,447
Deferred income tax liabilities	9,702	10,088
Uncertain tax positions	12,256	12,839
Long-term deferred revenue	6,900	7,352
Other long-term liabilities	23,216	24,660
Total liabilities	899,626	832,322

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 38,381 and 38,293 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	38	38
Additional paid-in capital	103,795	105,009
Accumulated other comprehensive loss	(6,538)	(2,605)
Retained earnings	778,646	712,297
Advanced Energy stockholders' equity	875,941	814,739
Noncontrolling interest	665	601
Total stockholders’ equity	876,606	815,340
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,776,232	$1,647,662

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales, net	$361,311	$339,880	$712,931	$655,336
Cost of sales	226,278	209,576	440,395	412,801
Gross profit	135,033	130,304	272,536	242,535

Operating expenses:
Research and development	40,119	35,855	80,287	70,625
Selling, general, and administrative	48,110	48,174	94,841	94,165
Amortization of intangible assets	5,513	5,009	10,897	10,015
Restructuring expense	211	5,790	1,249	6,446
Total operating expenses	93,953	94,828	187,274	181,251
Operating income	41,080	35,476	85,262	61,284

Other income (expense), net	(3,662)	(1,587)	(4,169)	(5,097)
Income from continuing operations, before income taxes	37,418	33,889	81,093	56,187
Provision for income taxes	1,876	4,610	7,160	8,510
Income from continuing operations	35,542	29,279	73,933	47,677
Income (loss) from discontinued operations, net of income taxes	(102)	(151)	208	(471)
Net income	$35,440	$29,128	$74,141	$47,206
Income from continuing operations attributable to noncontrolling interest	31	(16)	64	(1)
Net income attributable to Advanced Energy Industries, Inc.	$35,409	$29,144	$74,077	$47,207

Basic weighted-average common shares outstanding	38,389	38,294	38,359	38,326
Diluted weighted-average common shares outstanding	38,586	38,458	38,589	38,525

Earnings per share:
Continuing operations:
Basic earnings per share	$0.93	$0.77	$1.93	$1.24
Diluted earnings per share	$0.92	$0.76	$1.91	$1.24
Discontinued operations:
Basic earnings (loss) per share	$—	$—	$0.01	$(0.01)
Diluted earnings (loss) per share	$—	$—	$0.01	$(0.01)
Net income:
Basic earnings per share	$0.92	$0.76	$1.93	$1.23
Diluted earnings per share	$0.92	$0.76	$1.92	$1.23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$35,440	$29,128	$74,141	$47,206
Other comprehensive income (loss), net of income taxes
Foreign currency translation	1,068	2,500	(5,873)	(561)
Change in fair value of cash flow hedges	(2)	(2,844)	2,007	(2,844)
Minimum benefit retirement liability	(31)	—	(67)	154
Comprehensive income	$36,475	$28,784	$70,208	$43,955
Comprehensive income attributable to noncontrolling interest	31	(16)	64	(1)
Comprehensive income attributable to Advanced Energy Industries, Inc.	$36,444	$28,800	$70,144	$43,956

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands)

	Advanced Energy Industries, Inc. Stockholders' Equity

	Common Stock
				Accumulated
			Additional	Other		Non-	Total
			Paid-in	Comprehensive	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Interest	Equity
Balances, December 31, 2019	38,358	$38	$104,849	$(5,897)	$577,724	$546	$677,260
Adoption of new accounting standards	—	—	—	—	(102)	—	(102)
Stock issued from equity plans	64	—	(2,171)	—	—	—	(2,171)
Stock-based compensation	—	—	3,048	—	—	—	3,048
Stock buyback	(170)	—	(7,248)	—	—	—	(7,248)
Other comprehensive income (loss)	—	—	—	(2,907)	—	—	(2,907)
Net income	—	—	—	—	18,063	15	18,078
Balances, March 31, 2020	38,252	$38	$98,478	$(8,804)	$595,685	$561	$685,958
Stock issued from equity plans	73	—	779	—	—	—	779
Stock-based compensation	—	—	2,837	—	—	—	2,837
Other comprehensive income (loss)	—	—	—	(344)	—	—	(344)
Net income	—	—	—	—	29,144	(16)	29,128
Balances, June 30, 2020	38,325	$38	$102,094	$(9,148)	$624,829	$545	$718,358

Balances, December 31, 2020	38,293	$38	$105,009	$(2,605)	$712,297	$601	$815,340
Stock issued from equity plans	93	—	(4,645)	—	—	—	(4,645)
Stock-based compensation	—	—	5,701	—	—	—	5,701
Dividend payments	—	—	—	—	(3,854)	—	(3,854)
Other comprehensive income (loss)	—	—	—	(4,968)	—	—	(4,968)
Net income	—	—	—	—	38,668	33	38,701
Balances, March 31, 2021	38,386	$38	$106,065	$(7,573)	$747,111	$634	$846,275
Stock issued from equity plans	67	—	956	—	—	—	956
Stock-based compensation	—	—	3,277	—	—	—	3,277
Stock buyback	(72)	—	(6,503)	—	—	—	(6,503)
Dividend payments	—	—	—	—	(3,874)	—	(3,874)
Other comprehensive income (loss)	—	—	—	1,035	—	—	1,035
Net income	—	—	—	—	35,409	31	35,440
Balances at June 30, 2021	38,381	$38	$103,795	$(6,538)	$778,646	$665	$876,606

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,141	$47,206
Income (loss) from discontinued operations, net of income taxes	208	(471)
Income from continuing operations, net of income taxes	73,933	47,677
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,744	23,196
Stock-based compensation expense	9,145	5,885
Provision for deferred income taxes	(1,663)	(1,439)
Discount on notes receivable	—	721
Loss on disposal of assets	446	231
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	(9,025)	12,545
Inventories	(73,211)	(30,922)
Other assets	(1,752)	(7,528)
Accounts payable	80,269	6,468
Other liabilities and accrued expenses	(6,483)	12,853
Income taxes	(9,337)	(2,127)
Net cash from operating activities from continuing operations	88,066	67,560
Net cash from operating activities from discontinued operations	(377)	(586)
Net cash from operating activities	87,689	66,974

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(167)
Issuance of notes receivable	—	(1,000)
Proceeds from sale of property and equipment	29	69
Purchases of property and equipment	(14,232)	(13,391)
Acquisitions, net of cash acquired	(18,686)	—
Net cash from investing activities from continuing operations	(32,889)	(14,489)
Net cash from investing activities from discontinued operations	—	—
Net cash from investing activities	(32,889)	(14,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings	(8,750)	(8,750)
Dividend payments	(7,728)	—
Purchase and retirement of common stock	(6,503)	(7,248)
Net payments related to stock-based awards	(3,258)	(1,392)
Net cash from financing activities from continuing operations	(26,239)	(17,390)
Net cash from financing activities from discontinued operations	—	—
Net cash from financing activities	(26,239)	(17,390)

EFFECT OF CURRENCY TRANSLATION ON CASH	(1,753)	(899)

NET CHANGE IN CASH AND CASH EQUIVALENTS	26,808	34,196
CASH AND CASH EQUIVALENTS, beginning of period	480,368	346,441
CASH AND CASH EQUIVALENTS, end of period	507,176	380,637
Less cash and cash equivalents from discontinued operations	—	—
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$507,176	$380,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,952	$3,510
Cash paid for income taxes	$21,393	$10,709
Cash received for refunds of income taxes	$3,105	$572

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

In September 2019, we acquired the Artesyn Embedded Power business ("Artesyn"), which added new power products and technologies used in networking and computing, data center, including hyperscale, and industrial and medical applications. As of December 31, 2015, we discontinued our engineering, production, and sales of our inverter product line. As such, all inverter product revenues, costs, assets, and liabilities are reported in Discontinued Operations for all periods presented herein, and we currently report as a single unit. Ongoing inverter repair and service operations are reported as part of our continuing operations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2021, and the results of our operations and cash flows for the three and six months ended June 30, 2021 and 2020.

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
●
deferred revenue;
●
stock options, performance-based stock, and restricted stock grants; and
●
taxes and other provisions.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

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

(In thousands, except per share data)

NOTE 2. ACQUISITIONS

Intangible Assets Acquired

In January 2021, we acquired certain intangible assets related to the manufacturing of fiber optic sensing equipment for $3.6 million in cash and an additional $2.9 million expected to be paid within one year of the closing date. These intangible assets have an estimated useful life of five years. See Note 12. Intangible Assets for details.

TEGAM, Inc.

On June 1, 2021, we acquired 100% of the issued and outstanding shares of capital stock of TEGAM, Inc., which is based in Geneva, Ohio. This acquisition added metrology and calibration instrumentation to Advanced Energy’s radio frequency (“RF”) process power solutions in our semiconductor and advanced industrial markets.

The components of the fair value of the total consideration transferred were as follows:

Cash paid for acquisition	$15,552
Holdback	2,100
Total fair value of consideration transferred	17,652
Less cash acquired	(472)
Total purchase price	$17,180

We are still evaluating the fair value for the assets acquired and liabilities assumed. Accordingly, the purchase price allocation presented below is preliminary.

Preliminary Fair Value
Current assets and liabilities, net	$3,870
Property and equipment	734
Operating lease right-of-use assets	425
Intangible assets	6,900
Goodwill	5,670
Other non-current assets	31
Total assets acquired	17,630
Other non-current liabilities	25
Operating lease liability	425
Total liabilities assumed	450
Total fair value of net assets acquired	$17,180

Versatile Power, Inc.

On December 31, 2020, we acquired 100% of the issued and outstanding shares of capital stock of Versatile Power, Inc., which is based in Campbell, California. This acquisition added RF and programmable power supplies for medical and industrial applications to our product portfolio and further expands our presence in the medical market by adding proven technologies, deep customer relationships, expertise in medical design, and a medical-certified manufacturing center.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

The components of the fair value of the total consideration transferred were as follows:

Cash paid for acquisition	$4,601
Holdback	950
Contingent consideration	1,500
Total fair value of consideration transferred	7,051
Less cash acquired	(245)
Total purchase price	$6,806

We are still evaluating the fair value for the assets acquired and liabilities assumed. Accordingly, the purchase price allocation presented below is preliminary.

Preliminary Fair Value
Current assets and liabilities, net	$1,013
Property and equipment	35
Operating lease right-of-use assets	463
Intangible assets	4,000
Goodwill	1,778
Total assets acquired	7,289
Other non-current liabilities	20
Operating lease liability	463
Total liabilities assumed	483
Total fair value of net assets acquired	$6,806

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

(In thousands, except per share data)

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

Services

Our services group offers warranty and after-market repair services in the regions in which we operate, providing us with preventive maintenance opportunities. Our customers continue to pursue low cost of ownership of their capital equipment and are increasingly sensitive to the costs of system downtime. They expect that suppliers offer comprehensive local repair service and customer support. To meet these market requirements, we maintain a worldwide support organization in the United States ("U.S."), the People’s Republic of China ("PRC"), Japan, Korea, Taiwan, Germany, Ireland, Singapore, Israel, and Great Britain. Support services include warranty and non-warranty repair services, upgrades, and refurbishments on the products we sell.

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

	June 30,	December 31,
	2021	2020
Deferred revenue	$8,159	$8,671

Disaggregation of Revenue

The following tables present additional information regarding our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Semiconductor Equipment	$176,671	$145,424	$357,387	$279,049
Industrial and Medical	83,197	70,886	161,612	132,865
Data Center Computing	69,458	83,316	128,612	169,499
Telecom and Networking	31,985	40,254	65,320	73,923
Total	$361,311	$339,880	$712,931	$655,336

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product	$325,522	$311,770	$644,401	$601,131
Services	35,789	28,110	68,530	54,205
Total	$361,311	$339,880	$712,931	$655,336

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$139,525	$119,808	$271,123	$236,505
North America (excluding United States)	26,112	29,952	52,359	77,586
Asia	148,803	170,753	298,394	281,728
Europe	44,491	19,048	84,913	58,184
Other	2,380	319	6,142	1,333
Total	$361,311	$339,880	$712,931	$655,336

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product and service revenue recognized at point in time	$361,071	$339,667	$712,464	$654,948
Extended warranty and service contracts recognized over time	240	213	467	388
Total	$361,311	$339,880	$712,931	$655,336

NOTE 4.    INCOME TAXES

The following table summarizes tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from continuing operations, before income taxes	$37,418	$33,889	$81,093	$56,187
Provision for income taxes	$1,876	$4,610	$7,160	$8,510
Effective tax rate	5.0%	13.6%	8.8%	15.1%

The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2021 and 2020, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by net U.S. tax on foreign operations and withholding taxes. The effective tax rate for the first half of 2021 was lower than the same period in 2020 primarily due to the mix of discrete events between the two periods.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

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

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from continuing operations	$35,542	$29,279	$73,933	$47,677
Income from continuing operations attributable to noncontrolling interest	31	(16)	64	(1)
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$35,511	$29,295	$73,869	$47,678

Basic weighted-average common shares outstanding	38,389	38,294	38,359	38,326
Assumed exercise of dilutive stock options and restricted stock units	197	164	230	199
Diluted weighted-average common shares outstanding	38,586	38,458	38,589	38,525

Continuing operations:
Basic earnings per share	$0.93	$0.77	$1.93	$1.24
Diluted earnings per share	$0.92	$0.76	$1.91	$1.24

The following stock awards were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units	1	3	1	1

Share Repurchase

To execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Amount paid to repurchase shares	$6,503	$—	$6,503	$7,248
Number of shares repurchased	72	—	72	170
Average repurchase price per share	$90.34	$—	$90.34	$42.59
Remaining authorized by Board of Directors for future repurchases as of period end	$31,866	$42,751	$31,866	$42,751

There were no shares repurchased from related parties. All shares repurchased were recognized as a reduction to Additional paid-in capital. Repurchased shares were retired and assumed the status of authorized and unissued shares.

On July 29, 2021, the Board of Directors approved an increase to the share repurchase program, which authorized the Company to repurchase up to $200 million with no time limitation.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 6.     FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis.

		June 30, 2021
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Marketable securities	$—	$2,828	$—	$2,828
Foreign currency forward contracts	Other current assets	—	32	—	32
Total assets measured at fair value on a recurring basis		$—	$2,860	$—	$2,860

Liabilities:
Contingent consideration	Other current liabilities	$—	$—	$2,147	$2,147
Contingent consideration	Other long-term liabilities	—	—	2,980	2,980
Interest rate swaps	Other long-term liabilities	—	172	—	172
Total liabilities measured at fair value on a recurring basis		$—	$172	$5,127	$5,299

		December 31, 2020
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Marketable securities	$—	$2,654	$—	$2,654
Total assets measured at fair value on a recurring basis		$—	$2,654	$—	$2,654

Liabilities:
Contingent consideration	Other current liabilities	$—	$—	$2,009	$2,009
Contingent consideration	Other long-term liabilities	—	—	2,940	2,940
Interest rate swaps	Other long-term liabilities	—	2,811	—	2,811
Total liabilities measured at fair value on a recurring basis		$—	$2,811	$4,949	$7,760

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

(In thousands, except per share data)

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

The following table summarizes the notional amount of outstanding foreign currency forward contracts:

	June 30,	December 31,
	2021	2020
Foreign currency forward contracts	$36,596	$—

Gains and losses related to foreign currency exchange contracts were offset by corresponding gains and losses on the revaluation of the underlying assets and liabilities. Both are included as a component of other income (expense), net in our Unaudited Consolidated Statements of Operations.

In April 2020, the Company executed interest rate swap contracts with independent financial institutions to partially reduce the variability of cash flows in LIBOR indexed debt interest payments on our Term Loan Facility (under the Company’s existing Credit Agreement dated September 10, 2019). These transactions are accounted for as cash flow hedging instruments.

The interest rate swap contracts fixed 85% of the outstanding principal balance on our term loan to a total interest rate of 1.271%. This is comprised of 0.521% average fixed rate per annum in exchange for a variable interest rate based on one-month USD-LIBOR-BBA plus the credit spread in the Company’s existing Credit Agreement, which is 75 basis points at current leverage ratios.

The following table summarizes the notional amount of qualified hedging instruments:

	June 30,	December 31,
	2021	2020
Interest rate swap contracts	$264,469	$273,219

At June 30, 2021, accumulated other comprehensive loss on the Unaudited Consolidated Balance Sheets includes $0.1 million, net of tax, related to changes in fair value on the interest rate swap contracts.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 8.    ACCOUNTS AND OTHER RECEIVABLE, NET

Accounts and other receivable are recorded at net realizable value. Components of accounts and other receivable, net of reserves, were as follows:

	June 30,	December 31,
	2021	2020
Amounts billed, net	$212,446	$213,560
Unbilled receivables	30,907	21,618
Total receivables, net	$243,353	$235,178

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

The following table summarizes the changes in expected credit losses:

Six Months Ended
June 30, 2021
Balance at beginning of period	$7,602
Additions	-
Deductions - write-offs, net of recoveries	(662)
Foreign currency translation	(14)
Balance at end of period	$6,926

NOTE 9.    INVENTORIES

Our inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out ("FIFO") basis. Components of inventories were as follows:

	June 30,	December 31,
	2021	2020
Parts and raw materials	$215,203	$141,337
Work in process	23,051	13,702
Finished goods	58,485	66,307
Total	$296,739	$221,346

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 10.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following:

	June 30,	December 31,
	2021	2020
Buildings and land	$2,832	$1,776
Machinery and equipment	120,295	115,404
Computer and communication equipment	28,695	26,623
Furniture and fixtures	4,459	4,352
Vehicles	261	262
Leasehold improvements	44,757	42,984
Construction in process	5,400	3,693
	206,699	195,094
Less: Accumulated depreciation	(91,539)	(80,363)
Property and equipment, net	$115,160	$114,731

The following table summarizes depreciation expense. All depreciation expense is recorded in income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$7,510	$6,571	$14,847	$13,181

NOTE 11.    GOODWILL

The following table summarizes the changes in goodwill:

Six Months Ended
June 30, 2021
Balance at beginning of period	$209,983
Measurement period adjustments to purchase price allocation	29
Additions from acquisition	5,670
Foreign currency translation	(1,471)
Balance at end of period	$214,211

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 12.    INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$91,945	$(30,374)	$61,571
Customer relationships	119,166	(30,426)	88,740
Trademarks and other	27,308	(6,705)	20,603
Total	$238,419	$(67,505)	$170,914

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$85,075	$(24,999)	$60,076
Customer relationships	114,171	(26,880)	87,291
Trademarks and other	27,021	(5,449)	21,572
Total	$226,267	$(57,328)	$168,939

Amortization expense related to intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$5,513	$5,009	$10,897	$10,015

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2021 (remaining)	$11,165
2022	22,106
2023	22,087
2024	19,191
2025	14,697
Thereafter	81,668
Total	$170,914

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 13.    RESTRUCTURING COSTS

During 2018, we committed to a restructuring plan to optimize our manufacturing footprint and to improve our operating efficiencies and synergies related to our recent acquisitions. For the periods presented, we incurred severance costs primarily related to the transition and exit of our facility in Shenzhen, PRC and actions associated with synergies related to the Artesyn acquisition. The table below summarizes the restructuring charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Severance and related charges	$190	$4,853	$594	$5,005
Facility relocation and closure charges	21	937	655	1,441
Total restructuring charges	$211	$5,790	$1,249	$6,446

Cumulative Cost
Through
June 30,
2021
Severance and related charges	$17,507
Facility relocation and closure charges	6,185
Total restructuring charges	$23,692

Our restructuring liabilities are included in other accrued expenses in our Unaudited Consolidated Balance Sheets and related primarily to severance and related charges. Changes in restructuring liabilities were as follows:

Six Months Ended
June 30, 2021
Balance at beginning of period	$10,641
Costs incurred and charged to expense	1,249
Costs paid or otherwise settled	(2,503)
Effects of changes in exchange rate	(1)
Balance at end of period	$9,386

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

Our estimated warranty obligation is included in other accrued expenses in our Unaudited Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

Six Months Ended
June 30, 2021
Balance at beginning of period	$4,780
Increases to accruals	1,520
Warranty expenditures	(2,253)
Effect of changes in exchange rates	(2)
Balance at end of period	$4,045

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

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

Components of operating lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$6,052	$4,860	$11,973	$9,694
Short-term and variable lease cost	284	1,339	1,126	2,647
Total operating lease cost	$6,336	$6,199	$13,099	$12,341

Maturities of our operating lease liabilities are as follows:

Year Ending December 31,
2021 (remaining)	$10,562
2022	18,568
2023	15,284
2024	12,967
2025	10,769
Thereafter	74,927
Total lease payments	143,077
Less: Interest	(32,503)
Present value of lease liabilities	$110,574

In addition, we have lease agreements that commence in the future between 2021 and 2023 with total payments of $8.3 million through 2026.

Other information related to leases, including supplemental cash flow information, consists of:

	June 30,	December 31,
	2021	2020
Weighted average remaining lease term (in years)	10.25	10.65
Weighted average discount rate	4.58%	4.63%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for operating leases	$6,021	$5,828	$11,979	$11,402
Right-of-use assets obtained in exchange for operating lease liabilities	$5,040	$2,270	$7,232	$24,478

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 16.    STOCK-BASED COMPENSATION

On May 4, 2017, the stockholders approved the Company’s 2017 Omnibus Incentive Plan ("the 2017 Plan"), and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan are now available for issuance under the 2017 Plan. The 2017 Plan and 2008 Plan provide for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued may be issued as performance-based awards to align stock compensation awards to the attainment of annual or long-term performance goals. As of June 30, 2021, there were 1.9 million shares available for grant under the 2017 Plan.

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

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense	$3,444	$2,837	$9,145	$5,885

Changes in our RSUs were as follows:

	Six Months Ended June 30, 2021
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
RSUs outstanding at beginning of period	608	$58.15
RSUs granted	358	$95.79
RSUs vested	(173)	$62.80
RSUs forfeited	(145)	$66.23
RSUs outstanding at end of period	648	$75.93

Changes in our stock options were as follows:

	Six Months Ended June 30, 2021
		Weighted-
		Average
	Number of	Exercise Price
	Options	per Share
Options outstanding at beginning of period	147	$23.63
Options exercised	(23)	$21.42
Options expired	—	$—
Options outstanding at end of period	124	$24.03

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

NOTE 18.    SIGNIFICANT CUSTOMER INFORMATION

The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales:

	Three Months Ended June 30,
	2021		2020
Applied Materials, Inc.	$73,833	20.4%	$64,408	19.0%
Lam Research	$36,317	10.1%	*	*	%

	Six Months Ended June 30,
	2021		2020
Applied Materials, Inc.	$141,621	19.9%	$115,389	17.6%
Lam Research	*	* %	*	*	%

The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable:

	June 30,		December 31,
	2021		2020
Applied Materials, Inc.	$41,397	17.0%	$33,402	14.2%
Nidec Motor Corporation	* *	%	$24,344	10.4%

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

(In thousands, except per share data)

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

The following table summarizes borrowings under our Credit Facility and the associated interest rate.

	June 30, 2021
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$264,469	1.271%	-
Term Loan Facility subject to a variable interest rate	50,531	0.910%	-
Revolving Facility subject to a variable rate	—	0.910%	0.10%
Total borrowings under the Credit Agreement	$315,000

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

We classify the Credit Facility in Level 2 of the fair value hierarchy. The fair value of outstanding debt approximates the carrying value of $313.5 million as of June 30, 2021.

The debt obligation on our Unaudited Consolidated Balance Sheets consists of the following:

	June 30,	December 31,
	2021	2020
Term Loan Facility	$315,000	$323,750
Less: debt issuance costs	(1,455)	(1,704)
Total debt	313,545	322,046
Less current portion of long-term debt	(17,500)	(17,500)
Total long-term debt	$296,045	$304,546

Contractual maturities of the Company’s debt obligations, excluding amortization of debt issuance costs, as of June 30, 2021 are as follows:

Year Ending December 31,
2021 (remaining)	$8,750
2022	17,500
2023	17,500
2024	271,250
Total	$315,000

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Interest expense and unused line of credit fees were recorded in other income (expense), net in our Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$979	$1,145	$1,964	$3,243
Amortization of debt issuance costs	123	131	249	263
Unused line of credit fees and other	38	38	75	77
Total interest expense	$1,140	$1,314	$2,288	$3,583

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

During the first three months of 2020 we saw the spread of COVID-19 which grew into a global pandemic. Our focus on providing a healthy and safe working environment for our employees led to intermittent shutdowns of our manufacturing facilities to implement new health and safety protocols and additional investments to comply with government guidelines. During 2020 and the first half of 2021 there were periods when some of our manufacturing facilities were not operating or were operating at reduced capacity due to government mandates to restrict travel, maintain social distancing and implement health and safety procedures. Additionally, ongoing restrictions related to COVID-19 and disruptions in an already challenged global supply chain limited the availability of materials, parts, subcomponents, and subassemblies needed for production during the first six months of 2021, impacting our ability to ship product to meet customer demand.

During the second quarter of 2021, customer demand was strong across our served markets. However, the limited availability of materials, parts, subcomponents, and subassemblies continued to affect our ability to produce quantities sufficient to meet demand. Also, our manufacturing facility in Malaysia operated at reduced capacity during part of the quarter due to the government’s Movement Control Order, designed to mitigate the spread of COVID-19.

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

Looking forward, we expect that for the remainder of 2021 our ability to procure materials, parts, components, and subassemblies to meet our customers’ needs will continue to be challenged by a worsening global supply chain caused in part by the pandemic-driven rise in consumer demand for tech goods, increased demand for automotive and other products using electronic components, logistics-related disruptions in shipping, and capacity limitations at some suppliers due to COVID-19, its variants, and other factors. As such, our forward-looking statements regarding revenues, earnings, and cash flow will be adversely impacted if the situation continues or further deteriorates.

These supply chain constraints have led to longer lead times in procuring materials and subcomponents and, in some cases, higher costs and inventory, which may continue to have an adverse effect on our future operations and our financial results (including, but not limited to, revenue, gross profit, net profit, and cash generation). For additional discussion on the potential impacts of COVID-19 to the future operations of our business, please see the information under the caption "Risk Factors" in Part II, in Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Acquisitions

On December 31, 2020, we acquired 100% of the issued and outstanding shares of capital stock of Versatile Power, Inc., which is based in Campbell, California. This acquisition added radio frequency ("RF") and programmable power supplies for medical and industrial applications to our product portfolio and further expands our presence in the medical market by adding proven technologies, deep customer relationships, expertise in medical design, and a medical-certified manufacturing center. For additional information, see Note 2. Acquisitions in Part I, Item 1 "Unaudited Consolidated Financial Statements."

In January 2021, we acquired certain intangible assets related to the manufacturing of fiber optic sensing equipment for $3.6 million in cash and $2.9 million in future consideration upon the completion of transition activities. For additional information, see Note 2: Acquisitions in in Part I, Item 1 "Unaudited Consolidated Financial Statements."

On June 1, 2021, we acquired 100% of the issued and outstanding shares of capital stock of TEGAM, Inc., which is based in Geneva, Ohio. This acquisition added metrology and calibration instrumentation to Advanced Energy’s RF process power solutions in our semiconductor and advanced industrial markets. For additional information, see Note 2. Acquisitions in Part I, Item 1 "Unaudited Consolidated Financial Statements."

Semiconductor Equipment Market

Growth in the Semiconductor Equipment market is driven by growing integrated circuits content across many industries, increased demand for processing and storage in advanced applications such as artificial intelligence or autonomous vehicles, the rapid adoption of advanced mobile connectivity solutions such as 5G and enhancing existing and enabling new wireless applications. To address the long-term growing demand for semiconductor devices, the industry continues to invest in production capacities for advanced logic devices at the 7nm technology node and beyond, the latest memory devices including 3D-NAND, DRAM, and new emerging memories such as MRAM, and back-end test and advanced wafer-level packaging. The industry’s transition to advanced technology nodes in logic and DRAM and to increased layers in 3D memory devices is requiring an increased number of etch and deposition process tools and higher content of our advanced power solutions per tool. As etching and deposition processes become more challenging due to increasing aspect ratios in advanced 3D devices, more advanced RF, and direct current ("DC") technologies are needed. We are meeting these challenges by providing a broader range of more complex RF and DC power solutions. Beyond etch and deposition processes, the growing complexity at the advanced nodes also drive a higher number of other processes across the fab, including inspection, metrology, thermal, ion implantation, and semiconductor test, where Advanced Energy is actively participating as a critical technology provider. In addition, our global support services group offers comprehensive local repair service, upgrade, and retrofit offerings to extend the useable life of our customers’ capital equipment for additional technology generations. The acquisition of Artesyn in September 2019 expanded Advanced Energy’s reach within the Semiconductor Equipment market by adding a broad range of low voltage applications as well as back-end test and assembly equipment makers.

Demand for semiconductor equipment has continued to grow through the second quarter of 2021 driven by foundry logic and certain memory investments and has surpassed prior peak levels. In addition, increased demand for semiconductor devices for a wide range of applications as global economies begin to recover is expected to drive investment throughout the remainder of 2021. However, due to the limited visibility and uncertainty arising from COVID-19 and its impact on the global economy and supply chain, geopolitical uncertainty, overall levels of current investment by our customers, and the cyclical nature of the market, it is difficult to determine the extent or duration to which the increased demand for semiconductor equipment will continue.

Industrial and Medical Markets

Customers in the Industrial and Medical market incorporate our advanced power, embedded power, and measurement products into a wide variety of equipment used in applications such as advanced material fabrication, medical devices, analytical instrumentation, test and measurement equipment, robotics, horticulture, motor drives and connected light-emitting diodes.

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

Advanced Energy serves the Industrial and Medical market with mission-critical power components that deliver high reliability, precise, low noise or differentiated power to the equipment they serve. Examples of products sold into the Industrial and Medical market includes high voltage products for analytical instrumentation, medical equipment, low voltage power supplies used in applications for medical devices, test and measurement, medical lasers, scientific instrumentation and industrial equipment, and power control modules and thermal instrumentation products for material fabrication, processing, and treatment. Our gas monitoring products serve multiple applications in the energy market, air quality monitoring, and automobile emission monitoring and testing. Our strategy in the Industrial and Medical market is to grow and expand our addressable market both organically through our global distribution channels and through acquisitions of products and technologies that are complimentary and adjacent to our core power conversion applications.

Revenue for Industrial and Medical products improved in the second half of 2020 after lower revenues in the first half of 2020 primarily due to recessionary macroeconomic conditions, and production and supply chain delays related to COVID-19 that pushed shipments into the third and fourth quarter of 2020. Additionally, we saw modest improvement in industrial markets as global economic growth resumed and our customers were able to increase capacity after governmental restrictions were relaxed during the second half of 2020. Demand for medical products during 2020 was driven by critical care applications, offset by lower investment related to discretionary procedures. More recently, critical applications have saturated while other demand is only beginning to improve. In the first half of 2021, overall customer demand remained near the elevated levels from the fourth quarter of 2020, but supply chain constraints limited the Company’s ability to ship product at the level of customer demand. We expect this condition to extend into the third quarter of 2021.

Data Center Computing Markets

Following the acquisition of Artesyn in September 2019, Advanced Energy entered the Data Center Computing market with industry-leading products and low-voltage power conversion technologies. We sell to many data center server and storage manufacturers, as well as cloud service providers and their partners. Driven by the growing adoption of cloud computing, market demand for server and storage equipment has shifted from enterprise on-premises computing to the data center. Nevertheless, with a growing presence at both cloud service providers and industry-leading data center server and storage vendors, we believe Advanced Energy is well positioned to continue to capitalize on the ongoing shift towards cloud computing. In late 2019 and through 2020, demand for our embedded power products in the Data Center Computing market increased significantly driven by share gains and a capacity ramp at hyperscale customers. In addition, we believe as a consequence of COVID-19, hyperscale demand has risen in the near term given the increased need for cloud and network applications in the current environment. Demand for hyperscale products declined sequentially during the latter half of 2020, as a result of market digestion at our existing customers following a ramp of investment earlier in the year. This digestion period continued into the first quarter of 2021, but demand increased in the second quarter and is expected to improve further as we move through the remainder of 2021.

Telecom and Networking Markets

The acquisition of Artesyn in September 2019 provided Advanced Energy with a portfolio of products and technologies that are used across the Telecom and Networking market. Our customers include many leading vendors of wireless infrastructure equipment, telecommunication equipment and computer networking. The wireless telecom market continues to evolve with more advanced mobile standards. 5G wireless technology promises to drive substantial growth opportunities for the telecom industry as it enables new advanced applications such as autonomous vehicles and virtual/augmented reality. Telecom service providers have started to invest in 5G, and this trend is expected to drive demand of our products into the Telecom and Networking market. In datacom, demand is driven by networking investments by telecom service providers and enterprises upgrading of their network, as well as cloud data center networking investments for increased bandwidth. Demand in late 2019 and the first half of 2020 was lower as geopolitical issues and consolidation of wireless telecom providers drove slower global investment in cellular and network infrastructure. Revenue increased sequentially in the third and fourth quarters primarily as a result of modest improvement in market conditions and improved manufacturing capacity amid COVID-19. In the first half of 2021, revenue declined as a result of declining investment in legacy LTE infrastructure, our internal decision to optimize our portfolio toward higher margin applications within the Telecom and Networking markets, and availability of parts given global supply constraints.

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

The following tables set forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$361,311	$339,880	$712,931	$655,336
Gross profit	135,033	130,304	272,536	242,535
Operating expenses	93,953	94,828	187,274	181,251
Operating income from continuing operations	41,080	35,476	85,262	61,284
Other income (expense), net	(3,662)	(1,587)	(4,169)	(5,097)
Income from continuing operations before income taxes	37,418	33,889	81,093	56,187
Provision for income taxes	1,876	4,610	7,160	8,510
Income from continuing operations, net of income taxes	$35,542	$29,279	$73,933	$47,677

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.4	38.3	38.2	37.0
Operating expenses	26.0	27.9	26.3	27.7
Operating income from continuing operations	11.4	10.4	12.0	9.4
Other income (expense), net	(1.0)	(0.5)	(0.6)	(0.8)
Income from continuing operations before income taxes	10.4	10.0	11.4	8.6
Provision for income taxes	0.5	1.4	1.0	1.3
Income from continuing operations, net of income taxes	9.8%	8.6%	10.4%	7.3%

SALES, NET

The following tables summarize net sales and percentages of net sales, by market (in thousands):

	Three Months Ended June 30,		Change 2021 v. 2020
	2021	2020	Dollar	Percent
Semiconductor Equipment	$176,671	$145,424	$31,247	21.5%
Industrial and Medical	83,197	70,886	12,311	17.4
Data Center Computing	69,458	83,316	(13,858)	(16.6)
Telecom and Networking	31,985	40,254	(8,269)	(20.5)
Total	$361,311	$339,880	$21,431	6.3%

	Six Months Ended June 30,		Change 2021 v. 2020
	2021	2020	Dollar	Percent
Semiconductor Equipment	$357,387	$279,049	$78,338	28.1%
Industrial and Medical	161,612	132,865	28,747	21.6
Data Center Computing	128,612	169,499	(40,887)	(24.1)
Telecom and Networking	65,320	73,923	(8,603)	(11.6)
Total	$712,931	$655,336	$57,595	8.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Semiconductor Equipment	48.9%	42.8%	50.1%	42.6%
Industrial and Medical	23.0	20.9	22.7	20.2
Data Center Computing	19.2	24.5	18.0	25.9
Telecom and Networking	8.9	11.8	9.2	11.3
Total	100.0%	100.0%	100.0%	100.0%

Total Sales

Sales increased $21.4 million, or 6.3%, to $361.3 million for the three months ended June 30, 2021 and $57.6 million, or 8.8%, for the six months ended June 30, 2021 as compared to the same periods in 2020, primarily due to increased demand in the Semiconductor Equipment and Industrial and Medical markets offset by lower sales from Data Center Computing products due in part to digestion of equipment at key accounts following strong revenue last year and more recently to supply constraints on key parts and components

Sales in the Semiconductor Equipment market increased $31.2 million, or 21.5%, for the three months ended June 30, 2021 and $78.3 million, or 28.1%, for the six months ended June 30, 2021 as compared to the same period in 2020 when semiconductor equipment volume was recovering from the cyclical downturn in 2019. The increase in sales during 2021 is primarily due to an overall increase in demand for semiconductor equipment used in deposition and etch applications, increasing power content in semiconductor manufacturing tools, and market share gains in RF match and remote plasma sources.

Sales in the Industrial and Medical market increased $12.3 million, or 17.4%, for the three months ended June 30, 2021 and $28.7 million, or 21.6%, for the six months ended June 30, 2021 as compared to the same periods in 2020. Our customers in this market are primarily global and regional original equipment and device manufacturers. The increase in sales was primarily due to improving macroeconomic conditions and the continued recovery from the COVID-19 pandemic within general industrial markets.

Sales in the Data Center Computing market decreased $13.9 million, or 16.6%, for the three months ended June 30, 2021 and $40.9 million, or 24.1%, for the six months ended June 30, 2021 as compared to the same periods in 2020. The decrease in Data Center Computing market sales is primarily due to digestion of products at our primary customers, compared to a strong ramp of revenue as a result of market share gains a year ago.

Sales in the Telecom and Networking market decreased $8.3 million, or 20.5%, for the three months ended June 30, 2021 and $8.6 million, or 11.6%, for the six months ended June 30, 2021 as compared to the same periods in 2020. The decrease in sales was due to in part to our decision to optimize our product portfolio towards higher margin applications and to the pace of 5G investment by network operators outside of China. Over time, we expect that 5G infrastructure investments and upgrades to enterprise networks will drive growth in this market.

Backlog

Our backlog was $534.7 million at June 30, 2021 as compared to $290.7 million at December 31, 2020. This reflects strong demand for our products as our markets and macro economies recover as well as longer lead times as some customers placed orders into future quarters to accommodate the constraints in the supply chain for certain components.

GROSS PROFIT

For the three months ended June 30, 2021, gross profit increased $4.7 million to $135.0 million, or 37.4% of sales. For the three months ended June 30, 2020, gross profit was $130.3 million, or 38.3% of sales. The decrease in gross profit as a percentage of revenue for the three months ended June 30, 2021 is driven by lower productivity resulting from supply chain constraints and COVID-19 capacity restrictions, particularly in Malaysia, and higher freight and inventory procurement costs, offset partially by a favorable sales mix. For the six months ended June 30, 2021, gross profit increased $30.0 million to $272.5 million, or 38.2% of sales, as compared to gross profit of $242.5 million, or 37.0% of sales, for the same period in 2020. The increase in gross profit as a percentage of revenue for the six months ended June 30, 2021 is largely related to increased volume and sales mix, partially offset by increased material and freight costs and productivity inefficiencies as we transition our Shenzhen, PRC manufacturing into Penang, Malaysia. Additionally, the six month period ended June 30, 2020 included $5.2 million in additional costs related to the increase in fair market value of Artesyn acquired inventory.

OPERATING EXPENSES

Operating expenses decreased $0.8 million to $94.0 million, or 26.0% of sales, for the three months ended June 30, 2021 from $94.8 million, or 27.9% of sales, for the same period in 2020. The decrease in operating expenses is primarily due to a reduction in restructuring charges offset partially by increased research and development expenses. Operating expenses increased $6.0 million to $187.3 million, or 26.3% of sales, for the six months ended June 30, 2021 from $181.3 million, or 27.7% of sales, for the same period in 2020. The increase in operating expenses for the six month period ended June 30, 2021 is primarily due to increased investment in research and development, partially offset by a reduction in restructuring costs.

The following tables summarize our operating expenses (in thousands) and as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2021		2020
Research and development	$40,119	11.1%	$35,855	10.5%
Selling, general, and administrative	48,110	13.3	48,174	14.2
Amortization of intangible assets	5,513	1.5	5,009	1.5
Restructuring charges	211	0.1	5,790	1.7
Total operating expenses	$93,953	26.0%	$94,828	27.9%

	Six Months Ended June 30,
	2021		2020
Research and development	$80,287	11.3%	$70,625	10.8%
Selling, general, and administrative	94,841	13.3	94,165	14.4
Amortization of intangible assets	10,897	1.5	10,015	1.5
Restructuring charges	1,249	0.2	6,446	1.0
Total operating expenses	$187,274	26.3%	$181,251	27.7%

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

Research and development expenses increased $4.3 million for the three months ended June 30, 2021 and increased $9.7 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase in research and development expense is related to increased headcount and associated costs, outside technical services, and material costs as we invested in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs.

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

Selling, general and administrative ("SG&A") expenses decreased $0.1 million for the three months ended June 30, 2021 and increased $0.7 million for the six months ended June 30, 2021 compared to the same periods in 2020. The increase in SG&A for the six month period ended June 30, 2021 is principally related to increased stock compensation in the first quarter of 2021, primarily due to accelerated recognition of compensation related to our change in CEO, partially offset by decreased headcount and facility costs principally associated with synergy activities.

Amortization of Intangibles

Amortization expense increased $0.5 million to $5.5 million during the three months ended June 30, 2021 and increased $0.9 million to $10.9 million during the six months ended June 30, 2021 compared to the same period in 2020. The increase is primarily driven by incremental amortization of newly acquired intangible assets. For additional information, see Note 12. Intangible Assets in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

Restructuring

Restructuring charges relate to previously announced management plans to optimize our manufacturing footprint to lower cost regions, improvements in operating efficiencies, and synergies related to acquisitions. For additional information, see Note 13. Restructuring Costs in Part I, Item 1 “Unaudited Consolidated Financial Statements.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. For the three months ended June 30, 2021, other income (expense), net was ($3.7) million compared to other income (expense), net of ($1.6) million for the same period in 2020. The increase in other expense is related to a decrease of ($0.8) million in our Artesyn tax indemnity receivable, prior year insurance recovery of $1.0 million, and slightly higher foreign currency related losses. For the six months ended June 30, 2021, other income (expense), net was ($4.2) million compared to other income (expense) of ($5.1) million for the same period in 2020. The change between periods is primarily due to decreased interest expense related to our September 2019 term note resulting from our interest rate swap agreement executed in April 2020, and recorded discount from a facility draw by Bold Renewables Holdings, LLC in the prior period.

PROVISION FOR INCOME TAXES

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2021 and 2020, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by net U.S. tax on foreign operations and withholding taxes. The effective tax rate for the first half of 2021 was lower than the same period in 2020 primarily due to the mix of discrete events between the two periods.

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

Reconciliation of Non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross profit from continuing operations, as reported	$135,033	$130,304	$272,536	$242,535
Adjustments to gross profit:
Stock-based compensation	215	156	565	378
Facility expansion, relocation costs and other	1,997	970	3,835	2,513
Acquisition-related costs	84	215	92	5,356
Non-GAAP gross profit	137,329	131,645	277,028	250,782
Non-GAAP gross margin	38.0%	38.7%	38.9%	38.3%

Operating expenses from continuing operations, as reported	93,953	94,828	187,274	181,251
Adjustments:
Amortization of intangible assets	(5,513)	(5,009)	(10,897)	(10,015)
Stock-based compensation	(3,229)	(2,681)	(8,580)	(5,507)
Acquisition-related costs	(2,328)	(2,978)	(4,356)	(5,383)
Facility expansion, relocation costs and other	(63)	(539)	(114)	(1,355)
Restructuring charges	(211)	(5,790)	(1,249)	(6,446)
Non-GAAP operating expenses	82,609	77,831	162,078	152,545
Non-GAAP operating income	$54,720	$53,814	$114,950	$98,237
Non-GAAP operating margin	15.1%	15.8%	16.1%	15.0%

Reconciliation of Non-GAAP measure - income from continuing operations, excluding certain items (in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from continuing operations, less non-controlling interest, net of income taxes	$35,511	$29,295	$73,869	$47,678
Adjustments:
Amortization of intangible assets	5,513	5,009	10,897	10,015
Acquisition-related costs	2,412	3,193	4,448	10,739
Facility expansion, relocation costs and other	2,060	1,509	3,949	3,868
Restructuring charges	211	5,790	1,249	6,446
Unrealized foreign currency (gain) loss	885	1,058	(1,317)	1,058
Acquisition-related and other costs included in other income (expense), net	899	—	986	—
Tax effect of non-GAAP adjustments	(2,043)	(2,595)	(3,327)	(3,965)
Non-GAAP income, net of income taxes, excluding stock-based compensation	45,448	43,259	90,754	75,839
Stock-based compensation, net of taxes	2,636	2,170	6,998	4,533
Non-GAAP income, net of income taxes	$48,084	$45,429	$97,752	$80,372
Non-GAAP diluted earnings per share	$1.25	$1.18	$2.53	$2.09

Impact of Inflation

In recent years, inflation has not had a significant impact on our operations. However, more recently, we have seen increases in select components related to the global supply chain shortages. We continuously monitor operating price increases, particularly in connection with the supply of component parts used in our manufacturing process. To the extent permitted by competition, we pass increased costs on to our customers by increasing sales prices over time. From time to time, we may also reduce prices to customers to decrease sales prices due to reductions in the cost structure of our products from cost improvement initiatives and decreases in component part prices.

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

At June 30, 2021, we had $510.0 million in cash, cash equivalents, and marketable securities. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.

Credit Facility

In connection with the Artesyn acquisition in 2019, the Company entered into a credit agreement (the "Credit Agreement") that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured term loan facility (the "Term Loan Facility") and a $150.0 million senior unsecured revolving facility (the "Revolving Facility"). Both the Term Loan Facility and the Revolving Facility mature on September 10, 2024. At June 30, 2021, we had $150.0 million in available funding under the Revolving Facility. The Term Loan Facility requires quarterly repayments of $4.4 million, plus accrued interest, with the remaining balance due in September 2024. For more information on the Credit Facility, see Note 19. Credit Facility and Note 7. Derivative Financial Instruments in Part I, Item 1 "Unaudited Consolidated Financial Statements."

Stock Repurchase

To execute the repurchase of shares of common stock, the Company periodically enters into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Amount paid to repurchase shares	$6,503	$—	$6,503	$7,248
Number of shares repurchased	72	—	72	170
Average repurchase price per share	$90.34	$—	$90.34	$42.59
Remaining authorized by Board of Directors for future repurchases as of period end	$31,866	$42,751	$31,866	$42,751

On July 29, 2021, the Board of Directors approved an increase to the share repurchase program, which authorized the Company to repurchase up to $200 million with no time limitation.

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

Dividends

In December 2020, the Company's Board of Directors ("the Board") approved a dividend program under which we intend to pay a quarterly cash dividend of $0.10 per share of capital stock. In March 2021, we paid the first quarterly cash dividend since our inception as a public company. During the six months ended June 30, 2021, we paid cash dividends totaling $7.7 million. Future dividend payments are subject to the Board's approval.

CASH FLOWS

A summary of our cash provided by and used in operating, investing, and financing activities is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash from operating activities from continuing operations	$88,066	$67,560
Net cash from operating activities from discontinued operations	(377)	(586)
Net cash from operating activities	87,689	66,974
Net cash from investing activities from continuing operations	(32,889)	(14,489)
Net cash from financing activities from continuing operations	(26,239)	(17,390)
Effect of currency translation on cash	(1,753)	(899)
Increase in cash and cash equivalents	26,808	34,196
Cash and cash equivalents, beginning of period	480,368	346,441
Cash and cash equivalents, end of period	$507,176	$380,637

2021 CASH FLOWS COMPARED TO 2020

Net cash from operating activities

Net cash from operating activities from continuing operations for the six months ended June 30, 2021 was $88.1 million, as compared to $67.6 million for the same period in 2020. The increase of $20.5 million in net cash flows from operating activities, as compared to the same period in 2020, is due to increased profitability as a result of increased sales.

Net cash from investing activities

Net cash from investing activities for the six months ended June 30, 2021 was ($32.9) million, driven by the use of $18.7 million for business combinations and $14.2 million related to investment in capacity and facilities as we continue to integrate certain locations. Net cash from investing activities for the six months ended June 30, 2020 was ($14.5) million and primarily related to investment in facilities and capacity.

Net cash from financing activities

Net cash from financing activities for the six months ended June 30, 2021 was ($26.2) million and included ($8.8) million for repayment of long-term debt, ($7.7) million for dividend payments, ($6.5) million related to repurchases of our common stock, and ($3.3) million in net payments related to stock-based award activities. Net cash from financing activities for the six months ended June 30, 2020 was ($17.4) million and included ($8.8) million for repayment of long-term debt, ($7.2) million related to repurchases of our common stock, and ($1.4) million in net payments related to stock-based award activities.

Effect of currency translation on cash

During the six months ended June 30, 2021, currency translation had an unfavorable impact primarily due to a stronger U.S. dollar. See "Foreign Currency Exchange Rate Risk" in Part I, Item 3 of this Form 10-Q for more information.

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

See the "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2020.

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

The change in key currency rates were as follows:

		Six Months Ended June 30,
From	To	2021	2020
Canadian Dollar (CAD)	USD	2.8%	(4.6)%
Swiss Franc (CHF)	USD	(4.6)%	1.9%
Chinese Yuan (CNY)	USD	1.2%	(1.4)%
Danish Krone (DKK)	USD	(3.3)%	0.4%
Euro (EUR)	USD	(3.3)%	0.1%
Pound Sterling (GBP)	USD	1.3%	(6.5)%
Israeli New Shekel (ILS)	USD	(1.4)%	—%
India Rupee (INR)	USD	(1.8)%	(5.3)%
Japanese Yen (JPY)	USD	(7.1)%	0.9%
South Korean Won (KRW)	USD	(3.9)%	(3.7)%
Philippines Peso (PHP)	USD	(1.7)%	1.8%
Singapore Dollar (SGD)	USD	(1.7)%	1.8%
New Taiwan Dollar (TWD)	USD	0.6%	(3.5)%

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

As of June 30, 2021, our investments consisted primarily of certificates of deposit with maturity of less than one year. As a measurement of the sensitivity of our portfolio and if our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by a nominal amount.

The following table summarizes borrowings (in thousands) under our Credit Facility and the associated interest rate.

	June 30, 2021
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$264,469	1.271%	-
Term Loan Facility subject to a variable interest rate	50,531	0.910%	-
Revolving Facility subject to a variable rate	—	0.910%	0.10%
Total borrowings under the Credit Agreement	$315,000

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

The ongoing impact of COVID-19 and related foreign and domestic government actions restricting travel, commerce and gathering has adversely affected our manufacturing locations. COVID-19 has also resulted in economic recessions and high unemployment in many countries which could negatively impact future customer purchases of our products. If COVID-19 continues to spread and restrictions remain in place or are reinstituted, we may continue to see adverse impact on our ability (a) to manufacture, test, service and ship our products, (b) to get required materials and sub-assemblies to build and service our products and (c) to staff labor and management for manufacturing, research and development, supply chain, service, and administrative operations. Further, we may continue to experience adverse impact with our global supply chain partners, critical subassembly suppliers, parts distributors, and transportation service providers, which may result in increased costs, material shortages, and the inability to fully meet our customers’ demand. For example, in the first half of 2021 the combination of increased demand for semiconductor and other select components and the ongoing impact of COVID-19 has affected global electronics markets and impacted our ability to ship to our full demand levels. We expect these conditions will continue through the remainder of 2021 and will continue to adversely impact our ability to ship products to customers. After 2021, it is not known how long or significant this shortage will be, but it may continue to impact our results. In addition, much of our workforce continues to work remotely. While we have been successful in transitioning to this remote environment, the long-term impact on productivity and innovation is not yet clear. As a result, COVID-19 and its variants could adversely impact our near-term and long-term revenues, earnings and cash flow and could require further expenditures. This situation continues to evolve, and other impacts may arise that we are not aware of currently. We have an active rapid response team to mitigate risks we are aware of currently and as they arise.

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

To meet rapidly changing demand in each of the industries we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain, and motivate and retain key employees. During periods of increasing demand, we must have enough manufacturing capacity and inventory to fulfill customer orders, effectively manage our supply chain, and attract, retain, and motivate enough qualified individuals. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition, or results of operations may be materially and adversely affected. For example, following record levels of demand in the first half of 2018, the Semiconductor Equipment market experienced a decline, and, as a result, Advanced Energy’s revenue from the Semiconductor Equipment market declined 24.5% during 2019, as compared to 2018. Although the Semiconductor Equipment market improved during the fourth quarter of 2019 and throughout 2020, it is unclear how long this recovery will last. In addition, the market may be characterized in the future with more "mini-ramps" rather than sustained growth periods as experienced during 2015-2017 given market dynamics, inventory levels, and geopolitical changes. In addition, our Data Center Computing and Telecom and Networking markets are characterized by large program investments, which can cause variations in quarterly or annual revenues. For example, during 2020 our growth in Data Center Computing and Telecom and Networking has been driven by share gains at specific customer accounts. Towards the end of 2020, we began to experience a period of digestion by our major customers resulting in lower demand. This digestion continued in the first half of 2021 and overall business levels may not continue to be realized at these levels each quarter.

We must achieve design wins to retain our existing customers and to obtain new customers, even though design wins may be achieved, they may not necessarily result in substantial sales.

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

We place orders with many of our suppliers based on our customers’ quarterly forecasts and our annual forecasts. These forecasts are based on our customers’ and our expectations as to demand for our products. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change. Orders with our suppliers cannot always be amended in response. In addition, to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified number of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. If demand for our products does not continue at current levels, we might not be able to use all the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain enough raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand. In addition, given the proprietary nature of our products, many of these parts are sole sourced or not easily interchangeable. For example, entering 2021 there was a global shortage of certain electronics and semiconductor parts given the emerging higher global demand for tech goods and the impact of COVID-19 and other disruptions on the global supply chain. If we are not able to obtain parts in a reasonable timeframe and at a reasonable cost our business may be adversely impacted.

Activities necessary to integrate acquisitions may result in costs more than current expectations or be less successful than anticipated.

We have completed acquisitions in the past, and we may acquire other businesses in the future. The success of such transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first entered the acquisition transaction. If actual integration costs are higher than amounts originally anticipated, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

A significant portion of our sales and accounts receivable are concentrated among a few customers.

The following table summarizes the percentage of total sales derived from our ten largest customers:

	Six Months Ended June 30,	Years Ended December 31,
	2021	2020	2019
Ten largest customers	57.7%	58.0%	57.3%

The following table summarizes sales to and percentage of total sales from Applied Materials, Inc. and Lam Research Corp., our two largest customers (in thousands):

	Six Months Ended June 30,			Years Ended December 31,
	2021			2020		2019
Applied Materials, Inc.	$141,621	19.9%		$248,350	17.5%	$164,724	20.9%
Lam Research	*	*	%	$141,778	10.0%	$88,251	11.2%

The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable (in thousands):

	June 30,		December 31,
	2021		2020
Applied Materials, Inc.	$41,397	17.0%	$33,402	14.2%
Nidec Motor Corporation	* *	%	$24,344	10.4%

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

Litigation may be necessary to enforce our commercial or property rights, to defend ourselves against claimed violations of such rights of others, or to protect our interests in regulatory, tax, customs, commercial, and other disputes, or similar matters. We have experienced increased litigation related to our legacy inverter product line. Litigation often requires a substantial amount of our management’s time and attention, as well as financial and other resources, including:

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

The following table summarizes our goodwill and intangible assets (in thousands):

June 30,
2021
Goodwill	$214,211
Intangible assets, net	170,914
Total	$385,125

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes, regulations, and interpretations of foreign-derived intangible income ("FDII"), global intangible low-tax income ("GILTI") and base erosion and anti-abuse tax laws ("BEAT"); by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organization for Economic Co-operation and Development ("OECD"), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, because of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are the subject of regular examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Amount paid to repurchase shares	$6,503	$—	$6,503	$7,248
Number of shares repurchased	72	—	72	170
Average repurchase price per share	$90.34	$—	$90.34	$42.59
Remaining authorized by Board of Directors for future repurchases as of period end	$31,866	$42,751	$31,866	$42,751

In September 2015, our Board of Directors authorized a program to repurchase up to $150.0 million of our stock. In May 2018, our Board of Directors approved a $50 million increase in the repurchase authorization. In December 2019, our Board of Directors authorized the removal of the expiration date from the repurchase program and increased the balance available for stock repurchase by $25.1 million.

On July 29, 2021, the Board of Directors approved an increase to the share repurchase program, which authorized the Company to repurchase up to $200 million with no time limitation.

ITEM 6.       EXHIBITS

The exhibits listed in the following index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	August 4, 2021	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President