Form 10-Q
period 2021-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2021-11-09
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021
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

As of November 1, 2021, there were 37,669,635 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$547,923	$480,368
Marketable securities	2,833	2,654
Accounts and other receivable, net	220,112	235,178
Inventories	341,500	221,346
Income taxes receivable	19,005	4,804
Other current assets	32,984	35,899
Total current assets	1,164,357	980,249
Property and equipment, net	114,801	114,731
Operating lease right-of-use assets	104,179	103,858
Deposits and other assets	19,067	19,101
Goodwill	213,625	209,983
Intangible assets, net	165,032	168,939
Deferred income tax assets	50,994	50,801
TOTAL ASSETS	$1,832,055	$1,647,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,228	$125,224
Income taxes payable	14,787	11,850
Accrued payroll and employee benefits	56,141	63,487
Other accrued expenses	65,189	49,565
Customer deposits and other	24,806	12,179
Current portion of long-term debt	20,000	17,500
Current portion of operating lease liabilities	16,137	16,592
Total current liabilities	387,288	296,397
Long-term debt, net	377,597	304,546
Operating lease liabilities	96,337	95,993
Pension benefits	76,876	80,447
Deferred income tax liabilities	9,606	10,088
Uncertain tax positions	12,874	12,839
Long-term deferred revenue	6,563	7,352
Other long-term liabilities	23,123	24,660
Total liabilities	990,264	832,322

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 37,790 and 38,293 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	38	38
Additional paid-in capital	105,923	105,009
Accumulated other comprehensive loss	(9,714)	(2,605)
Retained earnings	744,873	712,297
Advanced Energy stockholders' equity	841,120	814,739
Noncontrolling interest	671	601
Total stockholders’ equity	841,791	815,340
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,832,055	$1,647,662

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales, net	$346,093	$389,521	$1,059,024	$1,044,857
Cost of sales	226,054	235,736	666,449	648,537
Gross profit	120,039	153,785	392,575	396,320

Operating expenses:
Research and development	40,578	36,807	120,865	107,432
Selling, general, and administrative	48,373	51,481	143,214	145,646
Amortization of intangible assets	5,607	5,049	16,504	15,064
Restructuring expense	1,272	1,494	2,521	7,940
Total operating expenses	95,830	94,831	283,104	276,082
Operating income	24,209	58,954	109,471	120,238

Other income (expense), net	495	(6,558)	(3,674)	(11,655)
Income from continuing operations, before income taxes	24,704	52,396	105,797	108,583
Provision for income taxes	3,657	6,783	10,817	15,293
Income from continuing operations	21,047	45,613	94,980	93,290
Income (loss) from discontinued operations, net of income taxes	(37)	50	171	(421)
Net income	$21,010	$45,663	$95,151	$92,869
Income from continuing operations attributable to noncontrolling interest	6	36	70	35
Net income attributable to Advanced Energy Industries, Inc.	$21,004	$45,627	$95,081	$92,834

Basic weighted-average common shares outstanding	38,183	38,325	38,296	38,322
Diluted weighted-average common shares outstanding	38,363	38,528	38,517	38,531

Earnings per share:
Continuing operations:
Basic earnings per share	$0.55	$1.19	$2.48	$2.43
Diluted earnings per share	$0.55	$1.18	$2.46	$2.42
Discontinued operations:
Basic earnings (loss) per share	$—	$—	$—	$(0.01)
Diluted earnings (loss) per share	$—	$—	$—	$(0.01)
Net income:
Basic earnings per share	$0.55	$1.19	$2.48	$2.42
Diluted earnings per share	$0.55	$1.19	$2.47	$2.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$21,010	$45,663	$95,151	$92,869
Other comprehensive income (loss), net of income taxes
Foreign currency translation	(3,661)	5,267	(9,534)	4,706
Change in fair value of cash flow hedges	172	170	2,179	(2,674)
Minimum benefit retirement liability	313	(116)	246	38
Comprehensive income	$17,834	$50,984	$88,042	$94,939
Comprehensive income attributable to noncontrolling interest	6	36	70	35
Comprehensive income attributable to Advanced Energy Industries, Inc.	$17,828	$50,948	$87,972	$94,904

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands)

	Advanced Energy Industries, Inc. Stockholders' Equity

	Common Stock
				Accumulated
			Additional	Other		Non-	Total
			Paid-in	Comprehensive	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Interest	Equity
Balances, December 31, 2019	38,358	$38	$104,849	$(5,897)	$577,724	$546	$677,260
Adoption of new accounting standards	—	—	—	—	(102)	—	(102)
Stock issued from equity plans	64	—	(2,171)	—	—	—	(2,171)
Stock-based compensation	—	—	3,048	—	—	—	3,048
Stock buyback	(170)	—	(7,248)	—	—	—	(7,248)
Other comprehensive income (loss)	—	—	—	(2,907)	—	—	(2,907)
Net income	—	—	—	—	18,063	15	18,078
Balances, March 31, 2020	38,252	$38	$98,478	$(8,804)	$595,685	$561	$685,958
Stock issued from equity plans	73	—	779	—	—	—	779
Stock-based compensation	—	—	2,837	—	—	—	2,837
Other comprehensive income (loss)	—	—	—	(344)	—	—	(344)
Net income	—	—	—	—	29,144	(16)	29,128
Balances, June 30, 2020	38,325	$38	$102,094	$(9,148)	$624,829	$545	$718,358
Stock issued from equity plans	20	—	(59)	—	—	—	(59)
Stock-based compensation	—	—	3,781	—	—	—	3,781
Stock buyback	(73)	—	(4,331)	—	—	—	(4,331)
Other comprehensive income (loss)	—	—	—	5,321	—	—	5,321
Net income	—	—	—	—	45,627	36	45,663
Balances, September 30, 2020	38,272	$38	$101,485	$(3,827)	$670,456	$581	$768,733

Balances, December 31, 2020	38,293	$38	$105,009	$(2,605)	$712,297	$601	$815,340
Stock issued from equity plans	93	—	(4,645)	—	—	—	(4,645)
Stock-based compensation	—	—	5,701	—	—	—	5,701
Dividend payments	—	—	—	—	(3,854)	—	(3,854)
Other comprehensive income (loss)	—	—	—	(4,968)	—	—	(4,968)
Net income	—	—	—	—	38,668	33	38,701
Balances, March 31, 2021	38,386	$38	$106,065	$(7,573)	$747,111	$634	$846,275
Stock issued from equity plans	67	—	956	—	—	—	956
Stock-based compensation	—	—	3,277	—	—	—	3,277
Stock buyback	(72)	—	(6,503)	—	—	—	(6,503)
Dividend payments	—	—	—	—	(3,874)	—	(3,874)
Other comprehensive income (loss)	—	—	—	1,035	—	—	1,035
Net income	—	—	—	—	35,409	31	35,440
Balances, June 30, 2021	38,381	$38	$103,795	$(6,538)	$778,646	$665	$876,606
Stock issued from equity plans	14	—	223	—	—	—	223
Stock-based compensation	—	—	3,540	—	—	—	3,540
Stock buyback	(605)	—	(1,635)	—	(50,920)	—	(52,555)
Dividend payments	—	—	—	—	(3,857)	—	(3,857)
Other comprehensive income (loss)	—	—	—	(3,176)	—	—	(3,176)
Net income	—	—	—	—	21,004	6	21,010
Balances, September 30, 2021	37,790	$38	$105,923	$(9,714)	$744,873	$671	$841,791

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,151	$92,869
Income (loss) from discontinued operations, net of income taxes	171	(421)
Income from continuing operations, net of income taxes	94,980	93,290
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	39,225	35,433
Stock-based compensation expense	12,819	9,666
Provision for deferred income taxes	(1,404)	(7,849)
(Gain) loss from discount on notes receivable	(638)	721
Loss on disposal of assets	923	678
Changes in operating assets and liabilities, net of assets acquired:
Accounts and other receivable, net	14,957	8,670
Inventories	(118,562)	(26,983)
Other assets	1,958	5,039
Accounts payable	63,404	(12,971)
Other liabilities and accrued expenses	8,963	30,964
Income taxes	(10,215)	(1,626)
Net cash from operating activities from continuing operations	106,410	135,032
Net cash from operating activities from discontinued operations	(523)	(659)
Net cash from operating activities	105,887	134,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of marketable securities	—	3
Receipt (issuance) of notes receivable	802	(1,000)
Proceeds from sale of assets	1,537	103
Purchases of property and equipment	(22,721)	(25,232)
Acquisitions, net of cash acquired	(18,739)	(1,127)
Net cash from investing activities from continuing operations	(39,121)	(27,253)
Net cash from investing activities from discontinued operations	—	—
Net cash from investing activities	(39,121)	(27,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	85,000	—
Payment of debt-issuance costs	(1,350)	—
Payments on long-term borrowings	(8,750)	(13,125)
Dividend payments	(11,585)	—
Purchase and retirement of common stock	(56,625)	(11,579)
Net payments related to stock-based awards	(3,136)	(1,451)
Net cash from financing activities from continuing operations	3,554	(26,155)
Net cash from financing activities from discontinued operations	—	—
Net cash from financing activities	3,554	(26,155)

EFFECT OF CURRENCY TRANSLATION ON CASH	(2,765)	1,571

NET CHANGE IN CASH AND CASH EQUIVALENTS	67,555	82,536
CASH AND CASH EQUIVALENTS, beginning of period	480,368	346,441
CASH AND CASH EQUIVALENTS, end of period	547,923	428,977
Less cash and cash equivalents from discontinued operations	—	—
CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, end of period	$547,923	$428,977

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,896	$4,261
Cash paid for income taxes	$25,271	$16,079
Cash received for refunds of income taxes	$3,116	$821

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2021, and the results of our operations and cash flows for the three and nine months ended September 30, 2021 and 2020.

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

New Accounting Standards Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"). This collective guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate that is expected to be discontinued. ASU 2020-04 and ASU 2021-01 will be in effect through December 31, 2022. We are currently assessing the potential impact of ASU 2020-04 and ASU 2021-01 on our consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 2.     ACQUISITIONS

Intangible Assets Acquired

In January 2021, we acquired certain intangible assets related to the manufacturing of fiber optic sensing equipment for $3.6 million in cash and an additional $2.9 million expected to be paid within one year of the closing date. These intangible assets have an estimated useful life of five years. See Note 12. Intangible Assets for additional details.

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

The components of the fair value of the total consideration transferred were as follows:

Cash paid for acquisition	$4,654
Holdback	950
Contingent consideration	1,500
Total fair value of consideration transferred	7,104
Less cash acquired	(245)
Total purchase price	$6,859

We are still evaluating the fair value for the assets acquired and liabilities assumed. Accordingly, the purchase price allocation presented below is preliminary.

Preliminary Fair Value
Current assets and liabilities, net	$1,013
Property and equipment	35
Operating lease right-of-use assets	463
Intangible assets	4,000
Goodwill	1,831
Total assets acquired	7,342
Other non-current liabilities	20
Operating lease liability	463
Total liabilities assumed	483
Total fair value of net assets acquired	$6,859

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

	September 30,	December 31,
	2021	2020
Deferred revenue	$7,908	$8,671

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Disaggregation of Revenue

The following tables present additional information regarding our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Semiconductor Equipment	$173,441	$167,058	$530,828	$446,107
Industrial and Medical	80,800	87,013	242,412	219,877
Data Center Computing	62,231	87,741	190,843	257,240
Telecom and Networking	29,621	47,709	94,941	121,633
Total	$346,093	$389,521	$1,059,024	$1,044,857

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product	$312,389	$358,257	$956,790	$959,388
Services	33,704	31,264	102,234	85,469
Total	$346,093	$389,521	$1,059,024	$1,044,857

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$139,089	$152,503	$410,212	$389,007
North America (excluding U.S.)	24,708	38,126	77,067	115,712
Asia	135,838	180,660	434,232	462,388
Europe	44,838	17,886	129,751	76,070
Other	1,620	346	7,762	1,680
Total	$346,093	$389,521	$1,059,024	$1,044,857

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product and service revenue recognized at point in time	$345,548	$389,306	$1,058,012	$1,044,255
Extended warranty and service contracts recognized over time	545	215	1,012	602
Total	$346,093	$389,521	$1,059,024	$1,044,857

NOTE 4.    INCOME TAXES

The following table summarizes tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from continuing operations, before income taxes	$24,704	$52,396	$105,797	$108,583
Provision for income taxes	$3,657	$6,783	$10,817	$15,293
Effective tax rate	14.8%	12.9%	10.2%	14.1%

The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2021 and 2020, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by net U.S. tax on foreign operations and withholding

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

taxes. The effective tax rate for the first nine months of 2021 was lower than the same period in 2020 primarily due to the mix of discrete events between the two periods.

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

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from continuing operations	$21,047	$45,613	$94,980	$93,290
Income from continuing operations attributable to noncontrolling interest	6	36	70	35
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$21,041	$45,577	$94,910	$93,255

Basic weighted-average common shares outstanding	38,183	38,325	38,296	38,322
Assumed exercise of dilutive stock options and restricted stock units	180	203	221	209
Diluted weighted-average common shares outstanding	38,363	38,528	38,517	38,531

Continuing operations:
Basic earnings per share	$0.55	$1.19	$2.48	$2.43
Diluted earnings per share	$0.55	$1.18	$2.46	$2.42

The following stock awards were excluded in the computation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units	82	—	2	—

Share Repurchase

To execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Amount paid and accrued to repurchase shares	$52,555	$4,331	$59,058	$11,579
Number of shares repurchased	605	73	677	243
Average repurchase price per share	$86.93	$59.70	$87.30	$47.70
Remaining authorized by Board of Directors for future repurchases as of period end	$147,444	$38,420	$147,444	$38,420

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

There were no shares repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

On July 29, 2021, the Board of Directors approved an increase to the share repurchase program, which authorized the Company to repurchase up to $200 million in shares of our common stock with no time limitation. During the quarter, we repurchased 0.605 million shares of our common stock for $52.6 million. Subsequent to September 30, 2021 and before the filing date of this Quarterly Report on Form 10-Q, we repurchased 0.121 million shares of our common stock for $10.4 million.

NOTE 6.     FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis.

		September 30, 2021
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Marketable securities	$—	$2,833	$—	$2,833
Foreign currency forward contracts	Other current assets	—	38	—	38
Interest rate swaps	Deposits and other assets	—	52	—	52
Total assets measured at fair value on a recurring basis		$—	$2,923	$—	$2,923

Liabilities:
Contingent consideration	Other current liabilities	$—	$—	$2,169	$2,169
Contingent consideration	Other long-term liabilities	—	—	3,052	3,052
Total liabilities measured at fair value on a recurring basis		$—	$—	$5,221	$5,221

		December 31, 2020
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Marketable securities	$—	$2,654	$—	$2,654
Total assets measured at fair value on a recurring basis		$—	$2,654	$—	$2,654

Liabilities:
Contingent consideration	Other current liabilities	$—	$—	$2,009	$2,009
Contingent consideration	Other long-term liabilities	—	—	2,940	2,940
Interest rate swaps	Other long-term liabilities	—	2,811	—	2,811
Total liabilities measured at fair value on a recurring basis		$—	$2,811	$4,949	$7,760

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

The following table summarizes the notional amount of outstanding foreign currency forward contracts:

	September 30,	December 31,
	2021	2020
Foreign currency forward contracts	$45,550	$—

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

The interest rate swap contracts fixed a portion of the outstanding principal balance on our term loan to a total interest rate of 1.271%. This is comprised of 0.521% average fixed rate per annum in exchange for a variable interest rate based on one-month USD-LIBOR-BBA plus the credit spread in the Company’s existing Credit Agreement, which is 75 basis points at current leverage ratios.

The following table summarizes the notional amount of qualified hedging instruments:

	September 30,	December 31,
	2021	2020
Interest rate swap contracts	$260,094	$273,219

The following table summarizes the balances recorded in Accumulated other comprehensive loss on the Unaudited Consolidated Balance Sheets for qualifying hedges.

	September 30,	December 31,
	2021	2020
Interest rate swap contracts	$(40)	$2,139

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

NOTE 8.    ACCOUNTS AND OTHER RECEIVABLE, NET

Accounts and other receivable are recorded at net realizable value. Components of accounts and other receivable, net of reserves, were as follows:

	September 30,	December 31,
	2021	2020
Amounts billed, net	$192,147	$213,560
Unbilled receivables	27,965	21,618
Total receivables, net	$220,112	$235,178

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

The following table summarizes the changes in expected credit losses:

Nine Months Ended
September 30, 2021
Balance at beginning of period	$7,602
Additions	-
Deductions - write-offs, net of recoveries	(677)
Foreign currency translation	(22)
Other	(1,248)
Balance at end of period	$5,655

NOTE 9.    INVENTORIES

Our inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out ("FIFO") basis. Components of inventories were as follows:

	September 30,	December 31,
	2021	2020
Parts and raw materials	$258,281	$141,337
Work in process	21,569	13,702
Finished goods	61,650	66,307
Total	$341,500	$221,346

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 10.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following:

	September 30,	December 31,
	2021	2020
Buildings and land	$1,631	$1,776
Machinery and equipment	126,896	115,404
Computer and communication equipment	27,589	26,623
Furniture and fixtures	5,055	4,352
Vehicles	261	262
Leasehold improvements	46,345	42,984
Construction in process	5,017	3,693
	212,794	195,094
Less: Accumulated depreciation	(97,993)	(80,363)
Property and equipment, net	$114,801	$114,731

The following table summarizes depreciation expense. All depreciation expense is recorded in income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$7,874	$7,188	$22,721	$20,369

NOTE 11.    GOODWILL

The following table summarizes the changes in goodwill:

Nine Months Ended
September 30, 2021
Balance at beginning of period	$209,983
Measurement period adjustments to purchase price allocation	82
Additions from acquisition	5,670
Foreign currency translation	(2,110)
Balance at end of period	$213,625

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 12.    INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$91,605	$(33,055)	$58,550
Customer relationships	118,733	(32,182)	86,551
Trademarks and other	27,249	(7,318)	19,931
Total	$237,587	$(72,555)	$165,032

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$85,075	$(24,999)	$60,076
Customer relationships	114,171	(26,880)	87,291
Trademarks and other	27,021	(5,449)	21,572
Total	$226,267	$(57,328)	$168,939

Amortization expense related to intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$5,607	$5,049	$16,504	$15,064

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2021 (remaining)	$5,541
2022	22,043
2023	22,024
2024	19,153
2025	14,665
Thereafter	81,606
Total	$165,032

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Severance and related charges	$676	$202	$1,270	$5,207
Facility relocation and closure charges	596	1,292	1,251	2,733
Total restructuring charges	$1,272	$1,494	$2,521	$7,940

Cumulative Cost
Through
September 30,
2021
Severance and related charges	$18,183
Facility relocation and closure charges	6,781
Total restructuring charges	$24,964

Our restructuring liabilities are included in other accrued expenses in our Unaudited Consolidated Balance Sheets and related primarily to severance and related charges. Changes in restructuring liabilities were as follows:

Nine Months Ended
September 30, 2021
Balance at beginning of period	$10,641
Costs incurred and charged to expense	2,521
Costs paid or otherwise settled	(3,463)
Effects of changes in exchange rate	—
Balance at end of period	$9,699

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

Our estimated warranty obligation is included in other accrued expenses in our Unaudited Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

Nine Months Ended
September 30, 2021
Balance at beginning of period	$4,780
Increases to accruals	2,290
Warranty expenditures	(3,404)
Effect of changes in exchange rates	(4)
Balance at end of period	$3,662

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

Components of operating lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$5,735	$4,806	$17,708	$14,500
Short-term and variable lease cost	578	1,504	1,704	4,151
Total operating lease cost	$6,313	$6,310	$19,412	$18,651

Maturities of our operating lease liabilities are as follows:

Year Ending December 31,
2021 (remaining)	$5,507
2022	20,004
2023	16,685
2024	14,295
2025	12,027
Thereafter	75,473
Total lease payments	143,991
Less: Interest	(31,517)
Present value of lease liabilities	$112,474

In addition, we have lease agreements that commence in the future between 2021 and 2023 with total payments of $3.9 million through 2028.

Other information related to leases, including supplemental cash flow information, consists of:

	September 30,	December 31,
	2021	2020
Weighted average remaining lease term (in years)	9.91	10.65
Weighted average discount rate	4.51%	4.63%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for operating leases	$6,058	$5,934	$18,037	$17,336
Right-of-use assets obtained in exchange for operating lease liabilities	$7,169	$9,586	$14,402	$34,064

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 16.    STOCK-BASED COMPENSATION

On May 4, 2017, the stockholders approved the Company’s 2017 Omnibus Incentive Plan ("the 2017 Plan"), and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan are now available for issuance under the 2017 Plan. The 2017 Plan and 2008 Plan provide for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued may be issued as performance-based awards to align stock compensation awards to the attainment of annual or long-term performance goals. As of September 30, 2021, there were 1.9 million shares available for grant under the 2017 Plan.

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

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense	$3,674	$3,781	$12,819	$9,666

Changes in our RSUs were as follows:

	Nine Months Ended September 30, 2021
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
RSUs outstanding at beginning of period	608	$58.15
RSUs granted	388	$95.96
RSUs vested	(177)	$62.73
RSUs forfeited	(182)	$68.49
RSUs outstanding at end of period	637	$76.97

Changes in our stock options were as follows:

	Nine Months Ended September 30, 2021
		Weighted-
		Average
	Number of	Exercise Price
	Options	per Share
Options outstanding at beginning of period	147	$23.63
Options exercised	(35)	$21.10
Options expired	—	$—
Options outstanding at end of period	112	$24.41

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

NOTE 18.    SIGNIFICANT CUSTOMER INFORMATION

The following table summarizes sales, and percentages of sales, by customers that individually accounted for 10% or more of our sales:

	Three Months Ended September 30,
	2021		2020
Applied Materials, Inc.	$77,136	22.3%	$65,740	16.9%
Lam Research	$39,149	11.3%	40,798	10.5%

	Nine Months Ended September 30,
	2021		2020
Applied Materials, Inc.	$218,757	20.7%	$181,129	17.3%
Lam Research	$109,734	10.4%	*	* %

The following table summarizes the accounts receivable balances and percentages of the total accounts receivable for customers that individually accounted for 10% or more of accounts receivable:

	September 30,		December 31,
	2021		2020
Applied Materials, Inc.	$41,159	18.7%	$33,402	14.2%
Nidec Motor Corporation	* *	%	$24,344	10.4%

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 19.    CREDIT FACILITY

In September 2019, in connection with the Artesyn Acquisition Agreement, we entered into a credit agreement ("Credit Agreement") that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured term loan facility (the "Term Loan Facility") and a $150.0 million senior unsecured revolving facility (the "Revolving Facility" and together with the Term Loan Facility, the "Credit Facility").

In September 2021, we amended the Credit Agreement whereby we borrowed an additional $85.0 million, which increased the aggregate amount outstanding under the Term Loan Facility to $400.0 million. In addition, we increased the Revolving Facility capacity by $50.0 million to $200.0 million. Both the Term Loan Facility and Revolving Facility mature on September 9, 2026.

The following table summarizes borrowings under our Credit Facility and the associated interest rate.

	September 30, 2021
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$260,094	1.271%	-
Term Loan Facility subject to a variable interest rate	139,906	0.890%	-
Revolving Facility subject to a variable interest rate	—	0.890%	0.10%
Total borrowings under the Credit Agreement	$400,000

For more information on the interest rate swap that fixes the interest rate for a portion of our Term Loan Facility, see Note 7. Derivative Financial Instruments. The Term Loan Facility and Revolving Facility bear interest, at the Company's option, at a rate based on a reserve adjusted "Eurodollar Rate" or "Base Rate," as defined in the Credit Agreement, plus an applicable margin.

For all periods presented, we were in compliance with the Credit Agreement covenants. As of September 30, 2021 and December 31, 2020, we had $200.0 million and $150.0 million, respectively, available to withdraw on the Revolving Facility.

We classify the Credit Facility in Level 2 of the fair value hierarchy. The fair value approximates the outstanding balance of $400.0 million as of September 30, 2021.

The debt obligation on our Unaudited Consolidated Balance Sheets consists of the following:

	September 30,	December 31,
	2021	2020
Term Loan Facility	$400,000	$323,750
Less: debt issuance costs	(2,403)	(1,704)
Total debt	397,597	322,046
Less current portion of long-term debt	(20,000)	(17,500)
Total long-term debt	$377,597	$304,546

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Contractual maturities of the Company’s debt obligations, excluding amortization of debt issuance costs, are as follows:

Year Ending December 31,
2021 (remaining)	$5,000
2022	20,000
2023	20,000
2024	20,000
2025	20,000
Thereafter	315,000
Total	$400,000

Interest expense and unused line of credit fees were recorded in other income (expense), net in our Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$1,009	$778	$2,973	$4,021
Amortization of debt issuance costs	420	129	669	392
Unused line of credit fees and other	41	38	116	114
Total interest expense	$1,470	$945	$3,758	$4,527

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021.

Special Note on Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report that are not historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions, or circumstances will continue. The inclusion of words such as "anticipate," "expect," "estimate," "can," "may," "might," "continue," "enables," "plan," "intend," "should," "could," "would," "likely," "potential," or "believe," as well as statements that events or circumstances "will" occur or continue, indicate forward-looking statements. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements and readers are cautioned not to place undue reliance on forward-looking statements.

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

Our products are sold into the Semiconductor Equipment, Industrial and Medical, Data Center Computing, and Telecom and Networking markets, and we provide market revenue data to enable tracking of trends. Advanced Energy is organized on a global, functional basis and operates in a single segment structure for power electronics conversion products.

During the first three months of 2020 we saw the spread of COVID-19 which grew into a global pandemic. Our focus on providing a healthy and safe working environment for our employees led to intermittent shutdowns of our manufacturing facilities to implement new health and safety protocols and additional investments to comply with government guidelines. During 2020 and the first nine months of 2021 there were periods when some of our manufacturing facilities were not operating or were operating at reduced capacity due to government mandates to restrict travel, maintain social distancing, and implement health and safety procedures. Additionally, ongoing restrictions related to COVID-19 and disruptions in an already challenged global supply chain limited the availability of certain materials, parts, subcomponents, and subassemblies needed for production during the first nine months of 2021, impacting our ability to ship product to meet customer demand. The shortage of critical components was caused in part by the pandemic-driven rise in consumer demand for tech goods, increased demand for electronic components used in a wide variety of industries, logistics-related disruptions in shipping, and capacity limitations at some suppliers due to COVID-19, its variants, and other factors.

During the third quarter of 2021, customer demand was again strong across our served markets. However, limited availability of certain components, primarily integrated circuits, continued to impact our ability to meet demand. Also, our manufacturing facility in Malaysia operated at reduced capacity during part of the quarter due to the government’s Movement Control Order, designed to mitigate the spread of COVID-19. These factors resulted in continued growth in our backlog to record levels. We are working with our key suppliers to stabilize our parts supply and increase procurement of key components. Additionally, higher vaccine rates and reduced Malaysian government restrictions over time should allow us to increase our throughput capacity. We believe our strong demand and higher backlog levels will provide upside to current revenue levels as the supply constraints abate.

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

Looking forward, we expect that for the remainder of 2021 customer demand will remain strong across our served markets; however, our ability to procure critical components to meet our customers’ needs will continue to be limited by the ongoing constraints in the global supply chain. These supply constraints have led to longer lead times in procuring materials and subcomponents and, in some cases, higher costs and inventory level requirements. We have implemented measures to mitigate the impact of these higher input costs and believe that our higher levels of inventory are well matched to meet our customer demand. However, it is not clear how long this supply chain condition will continue, how quickly it may recover, or the extent to which our mitigating actions will be able to compensate for our higher costs. As such, our forward-looking projections of revenues, earnings, and cash flow may be adversely impacted if the situation continues or further deteriorates.

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

For additional information on the above acquisitions, see Note 2. Acquisitions in Part I, Item 1 "Unaudited Consolidated Financial Statements."

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

Demand for semiconductor equipment has continued to grow through the third quarter of 2021 driven by foundry logic and certain memory investments and has surpassed prior peak levels. In addition, increased demand for semiconductor devices for a wide range of applications as global economies begin to recover is expected to drive investment in new capacity throughout the remainder of 2021.

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

During the first nine months of 2021, we saw improvement in industrial markets as global economic growth resumed and our customers were able to increase capacity after governmental restrictions were relaxed during the second half of 2020. Demand for medical products during 2020 was driven by critical care applications, offset by lower investment related to discretionary procedures. More recently, critical applications have saturated while other demand has improved. In the first nine months of 2021, overall customer demand improved, but supply constraints limited the Company’s ability to ship product at the level of customer demand. We expect this condition to extend into the fourth quarter of 2021. It is not clear how long these supply shortages will persist or how quickly recovery in supply may occur.

Data Center Computing Markets

Following the acquisition of Artesyn in September 2019, Advanced Energy entered the Data Center Computing market with industry-leading products and low-voltage power conversion technologies. We sell to many data center server and storage manufacturers, as well as cloud service providers and their partners. Driven by the growing adoption of cloud computing, market demand for server and storage equipment has shifted from enterprise on-premises computing to the data center. Nevertheless, with a growing presence at both cloud service providers and industry-leading data center server and storage vendors, we believe Advanced Energy is well positioned to continue to capitalize on the ongoing shift towards cloud computing. In late 2019 and through 2020, demand for our embedded power products in the Data Center Computing market increased significantly driven by share gains and a capacity ramp at hyperscale customers. In addition, we believe as a consequence of COVID-19, hyperscale demand has risen in the near term given the increased need for cloud and network applications in the current environment. Demand for hyperscale products declined sequentially during the latter part of 2020, as a result of market digestion at our existing customers following a ramp of investment earlier in the year. While demand has started to recover in the first nine months of 2021, revenue was limited by availability of parts given global supply constraints.

Telecom and Networking Markets

The acquisition of Artesyn in September 2019 provided Advanced Energy with a portfolio of products and technologies that are used across the Telecom and Networking market. Our customers include many leading vendors of wireless infrastructure equipment, telecommunication equipment and computer networking. The wireless telecom market continues to evolve with more advanced mobile standards. 5G wireless technology promises to drive substantial growth opportunities for the telecom industry as it enables new advanced applications such as autonomous vehicles and virtual/augmented reality. Telecom service providers have started to invest in 5G, and this trend is expected to drive demand of our products into the Telecom and Networking market. In datacom, demand is driven by networking investments by telecom service providers and enterprises upgrading of their network, as well as cloud data center networking investments for increased bandwidth. Demand in late 2019 and the first half of 2020 was lower as geopolitical issues and consolidation of wireless telecom providers drove slower global investment in cellular and network infrastructure. Revenue increased sequentially in the third and fourth quarters primarily as a result of modest improvement in market conditions and improved manufacturing capacity amid COVID-19. In the first nine months of 2021, revenue declined as a result of the limited availability of parts given global supply constraints and our internal decision to optimize our portfolio toward higher margin applications within the Telecom and Networking markets.

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

The following tables set forth certain data, and the percentage of sales each item reflects, derived from our Unaudited Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$346,093	$389,521	$1,059,024	$1,044,857
Gross profit	120,039	153,785	392,575	396,320
Operating expenses	95,830	94,831	283,104	276,082
Operating income from continuing operations	24,209	58,954	109,471	120,238
Other income (expense), net	495	(6,558)	(3,674)	(11,655)
Income from continuing operations before income taxes	24,704	52,396	105,797	108,583
Provision for income taxes	3,657	6,783	10,817	15,293
Income from continuing operations, net of income taxes	$21,047	$45,613	$94,980	$93,290

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	34.7	39.5	37.1	37.9
Operating expenses	27.7	24.3	26.7	26.4
Operating income from continuing operations	7.0	15.1	10.3	11.5
Other income (expense), net	0.1	(1.7)	(0.3)	(1.1)
Income from continuing operations before income taxes	7.1	13.5	10.0	10.4
Provision for income taxes	1.1	1.7	1.0	1.5
Income from continuing operations, net of income taxes	6.1%	11.7%	9.0%	8.9%

SALES, NET

The following tables summarize net sales and percentages of net sales, by market (in thousands):

	Three Months Ended September 30,		Change 2021 v. 2020
	2021	2020	Dollar	Percent
Semiconductor Equipment	$173,441	$167,058	$6,383	3.8%
Industrial and Medical	80,800	87,013	(6,213)	(7.1)
Data Center Computing	62,231	87,741	(25,510)	(29.1)
Telecom and Networking	29,621	47,709	(18,088)	(37.9)
Total	$346,093	$389,521	$(43,428)	(11.1)%

	Nine Months Ended September 30,		Change 2021 v. 2020
	2021	2020	Dollar	Percent
Semiconductor Equipment	$530,828	$446,107	$84,721	19.0%
Industrial and Medical	242,412	219,877	22,535	10.2
Data Center Computing	190,843	257,240	(66,397)	(25.8)
Telecom and Networking	94,941	121,633	(26,692)	(21.9)
Total	$1,059,024	$1,044,857	$14,167	1.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Semiconductor Equipment	50.1%	42.9%	50.1%	42.7%
Industrial and Medical	23.3	22.3	22.9	21.0
Data Center Computing	18.0	22.5	18.0	24.6
Telecom and Networking	8.6	12.2	9.0	11.6
Total	100.0%	100.0%	100.0%	100.0%

SALES

Sales decreased $43.4 million, or 11.1%, to $346.1 million for the three months ended September 30, 2021 due primarily to a reduction in Data Center Computing shipments driven by supply constraints, which limited our ability to ship sufficiently to meet customer demand and also due to a reduction in Telecom and Networking due to portfolio optimization and production limitations due to supply constraints. Sales increased $14.2 million, or 1.4%, for the nine months ended September 30, 2021 as compared to the same periods in 2020. The increase in sales year to date was primarily due to increased demand in the Semiconductor Equipment and Industrial and Medical markets, offset by lower sales from Data Center Computing products due in part to digestion of equipment at key accounts following strong revenue last year and more recently to supply constraints on key parts and components. In addition, the first half of 2020 was negatively impacted by factory shutdowns related to COVID-19.

Sales in the Semiconductor Equipment market increased $6.4 million, or 3.8%, for the three months ended September 30, 2021 and $84.7 million, or 19.0%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in sales during 2021 is primarily due to an overall increase in demand for semiconductor equipment used in deposition and etch applications and increasing power content in semiconductor manufacturing tools.

Sales in the Industrial and Medical market decreased $6.2 million, or 7.1%, for the three months ended September 30, 2021 and increased $22.5 million, or 10.2%, for the nine months ended September 30, 2021 as compared to the same periods in 2020. Our customers in this market are primarily global and regional original equipment and device manufacturers. The increase in sales year to date was primarily due to improving macroeconomic conditions and the continued recovery from the COVID-19 pandemic within general industrial markets, while the three-month decline was due primarily to supply constraints on key parts and components.

Sales in the Data Center Computing market decreased $25.5 million, or 29.1%, for the three months ended September 30, 2021 and $66.4 million, or 25.8%, for the nine months ended September 30, 2021 as compared to the same periods in 2020. The decrease in Data Center Computing market sales is primarily due to supply constraints which limited our ability to ship sufficiently to meet customer demand.

Sales in the Telecom and Networking market decreased $18.1 million, or 37.9%, for the three months ended September 30, 2021 and $26.7 million, or 21.9%, for the nine months ended September 30, 2021 as compared to the same periods in 2020. The decrease in sales was due to in part to our decision to optimize our product portfolio towards higher margin applications and production limitations due to supply constraints. Over time, we expect that 5G infrastructure investments and upgrades to enterprise networks will drive growth in this market.

Backlog

Our backlog was $771.4 million at September 30, 2021 as compared to $534.7 million at June 30, 2021 and $290.7 million at December 31, 2020. This reflects strong demand for our products as our markets and macro economies recover as well as longer lead times as some customers have placed orders into future quarters to accommodate supply constraints for certain components.

GROSS PROFIT

For the three months ended September 30, 2021, gross profit decreased $33.7 million to $120.0 million, or 34.7% of sales, compared to the same period in 2020. For the three months ended September 30, 2020, gross profit was $153.8 million, or 39.5% of sales. The decrease in gross profit as a percentage of revenue for the three months ended September 30, 2021 is driven by lower productivity resulting from supply constraints and COVID-19 capacity restrictions, particularly in Malaysia, and higher freight and inventory procurement costs, offset partially by a favorable sales mix. For the nine months ended September 30, 2021, gross profit decreased $3.7 million to $392.6 million, or 37.1% of sales, as compared to gross profit of $396.3 million, or 37.9% of sales, for the same period in 2020. The decrease in gross profit as a percentage of revenue for the nine months ended September 30, 2021 is largely related to increased material and freight costs and productivity inefficiencies resulting from supply constraints and COVID-19 capacity restrictions and the transition of our Shenzhen, PRC manufacturing into Penang, Malaysia, partly offset by increased volume and sales mix. Additionally, the nine month period ended September 30, 2020 included $5.2 million in additional costs related to the increase in fair market value of Artesyn acquired inventory.

OPERATING EXPENSES

Operating expenses increased $1.0 million to $95.8 million, or 27.7% of sales, for the three months ended September 30, 2021 from $94.8 million, or 24.3% of sales, for the same period in 2020. The increase in operating expenses is primarily due to increased research and development expenses, partially offset by a reduction in selling, general and administrative expenses. Operating expenses increased $7.0 million to $283.1 million, or 26.7% of sales, for the nine months ended September 30, 2021 from $276.1 million, or 26.4% of sales, for the same period in 2020. The increase in operating expenses for the nine month period ended September 30, 2021 is primarily due to increased investment in research and development, partially offset by a reduction in restructuring costs.

The following tables summarize our operating expenses (in thousands) and as a percentage of sales for the periods indicated:

	Three Months Ended September
	2021		2020
Research and development	$40,578	11.7%	$36,807	9.4%
Selling, general, and administrative	48,373	14.0	51,481	13.2
Amortization of intangible assets	5,607	1.6	5,049	1.3
Restructuring charges	1,272	0.4	1,494	0.4
Total operating expenses	$95,830	27.7%	$94,831	24.3%

	Nine Months Ended September 30,
	2021		2020
Research and development	$120,865	11.4%	$107,432	10.3%
Selling, general, and administrative	143,214	13.5	145,646	13.9
Amortization of intangible assets	16,504	1.6	15,064	1.4
Restructuring charges	2,521	0.2	7,940	0.8
Total operating expenses	$283,104	26.7%	$276,082	26.4%

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

Research and development expenses increased $3.8 million for the three months ended September 30, 2021 and increased $13.4 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in research and development expense is related to increased headcount and associated costs, outside technical services, and material costs as we invested in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs.

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

Selling, general and administrative ("SG&A") expenses decreased $3.1 million for the three months ended September 30, 2021 and decreased $2.4 million for the nine months ended September 30, 2021 compared to the same periods in 2020. The decrease in SG&A for the three month period ended September 30, 2021 is principally related to a decrease in variable pay as well as cost saving initiatives such as decreased employee and related costs and professional services. The decrease in SG&A for the nine month period ended September 30, 2021 is principally related to decreased variable pay, employee and related costs, and facility costs, primarily associated with synergy activities. These decreases were partially offset by increased stock compensation in the first quarter of 2021, primarily due to accelerated recognition of compensation related to our change in CEO.

Amortization of Intangibles

Amortization expense increased $0.6 million to $5.6 million during the three months ended September 30, 2021 and increased $1.4 million to $16.5 million during the nine months ended September 30, 2021 compared to the same periods in 2020. The increase is primarily driven by incremental amortization of newly acquired intangible assets. For additional information, see Note 12. Intangible Assets in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

Restructuring

Restructuring charges relate to previously announced management plans to optimize our manufacturing footprint to lower cost regions, improvements in operating efficiencies, and synergies related to acquisitions. For additional information, see Note 13. Restructuring Costs in Part I, Item 1 "Unaudited Consolidated Financial Statements."

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items.

For the three months ended September 30, 2021, other income (expense), net was $0.5 million compared to other income (expense), net of ($6.6) million for the same period in 2020. The increase in other income (expense) is primarily related to favorable impacts from foreign exchange rates of $1.8 million in the three month period ended September 30, 2021 as compared to unfavorable impacts from foreign exchange rates of $4.3 million in the comparable 2020 period. For the nine months ended September 30, 2021, other income (expense), net was ($3.7) million compared to other income (expense) of ($11.7) million for the same period in 2020. The change between periods is primarily due to decreased interest expense related to our term note resulting from our interest rate swap agreement executed in April 2020 and more favorable impacts from foreign exchange rate changes.

PROVISION FOR INCOME TAXES

The following table summarizes tax expense (in thousands) and the effective tax rate for our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from continuing operations, before income taxes	$24,704	$52,396	$105,797	$108,583
Provision for income taxes	$3,657	$6,783	$10,817	$15,293
Effective tax rate	14.8%	12.9%	10.2%	14.1%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2021 and 2020, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, partially offset by net U.S. tax on foreign operations and withholding taxes. The effective tax rate for the first nine months of 2021 was lower than the same period in 2020 primarily due to the mix of discrete events between the two periods.

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

Reconciliation of non-GAAP measure - operating expenses and operating income from continuing operations, excluding certain items (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit from continuing operations, as reported	$120,039	$153,785	$392,575	$396,320
Adjustments to gross profit:
Stock-based compensation	218	67	783	445
Facility expansion, relocation costs and other	1,357	1,095	5,192	3,608
Acquisition-related costs	3,259	—	3,351	5,356
Non-GAAP gross profit	124,873	154,947	401,901	405,729
Non-GAAP gross margin	36.1%	39.8%	38.0%	38.8%

Operating expenses from continuing operations, as reported	95,830	94,831	283,104	276,082
Adjustments:
Amortization of intangible assets	(5,607)	(5,049)	(16,504)	(15,064)
Stock-based compensation	(3,456)	(3,714)	(12,036)	(9,221)
Acquisition-related costs	(1,768)	(5,214)	(6,124)	(10,597)
Facility expansion, relocation costs and other	(98)	(415)	(212)	(1,770)
Restructuring charges	(1,272)	(1,494)	(2,521)	(7,940)
Non-GAAP operating expenses	83,629	78,945	245,707	231,490
Non-GAAP operating income	$41,244	$76,002	$156,194	$174,239
Non-GAAP operating margin	11.9%	19.5%	14.7%	16.7%

Reconciliation of non-GAAP measure - income from continuing operations, excluding certain items (in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from continuing operations, less non-controlling interest, net of income taxes	$21,041	$45,577	$94,910	$93,255
Adjustments:
Amortization of intangible assets	5,607	5,049	16,504	15,064
Acquisition-related costs	5,027	5,214	9,475	15,953
Facility expansion, relocation costs, and other	1,455	1,510	5,404	5,378
Restructuring charges	1,272	1,494	2,521	7,940
Unrealized foreign currency (gain) loss	(2,092)	3,540	(3,409)	4,598
Acquisition-related costs and other included in other income (expense), net	(79)	625	907	625
Tax effect of non-GAAP adjustments	(1,036)	(2,115)	(4,363)	(6,080)
Non-GAAP income, net of income taxes, excluding stock-based compensation	31,195	60,894	121,949	136,733
Stock-based compensation, net of taxes	2,811	2,892	9,809	7,425
Non-GAAP income, net of income taxes	$34,006	$63,786	$131,758	$144,158
Non-GAAP diluted earnings per share	$0.89	$1.66	$3.42	$3.74

Impact of Inflation

In recent years, inflation has not had a significant impact on our operations. However, more recently we are experiencing price increases in select components driven by higher global demand and supply chain disruptions. We continuously monitor operating price increases, particularly in connection with the supply of component parts used in our manufacturing process. To the extent permitted by competition, we pass increased costs on to our customers by increasing sales prices over time. From time to time, we may also reduce prices to customers to decrease sales prices due to reductions in the cost structure of our products from cost improvement initiatives and decreases in component part prices.

Liquidity and Capital Resources

Liquidity

We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, cash generated from current operations, and available borrowing capacity under the Revolving Facility.

At September 30, 2021, we had $550.8 million in cash, cash equivalents, and marketable securities.

We believe the above sources of liquidity will be adequate to meet anticipated working capital needs, capital expenditures, contractual obligations, debt repayment, share repurchase programs, and dividends for the next twelve months and on a long-term basis. We may, however, depending upon the number or size of additional acquisitions, seek additional financing from time to time.

Credit Facility

In September 2019, in connection with the Artesyn Acquisition Agreement, we entered into a credit agreement ("Credit Agreement") that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured term loan facility (the "Term Loan Facility") and a $150.0 million senior unsecured revolving facility (the "Revolving Facility" and together with the Term Loan Facility, the "Credit Facility").

In September 2021, we amended the Credit Agreement whereby we borrowed an additional $85.0 million, which increased the aggregate amount outstanding under the Term Loan Facility to $400.0 million. In addition, we increased the Revolving Facility capacity by $50.0 million to $200.0 million. Both the Term Loan Facility and Revolving Facility mature on September 9, 2026.

At September 30, 2021, we had $200.0 million in available funding under the Revolving Facility. The Term Loan Facility requires quarterly repayments of $5.0 million plus accrued interest, with the remaining balance due in September 2026. For more information on the Credit Facility, see Note 19. Credit Facility and Note 7. Derivative Financial Instruments in Part I, Item 1 "Unaudited Consolidated Financial Statements."

Stock Repurchase

To execute the repurchase of shares of common stock, the Company periodically enters into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Amount paid and accrued to repurchase shares	$52,555	$4,331	$59,058	$11,579
Number of shares repurchased	605	73	677	243
Average repurchase price per share	$86.93	$59.70	$87.30	$47.70
Remaining authorized by Board of Directors for future repurchases as of period end	$147,444	$38,420	$147,444	$38,420

On July 29, 2021, the Board of Directors approved an increase to the share repurchase program, which authorized the Company to repurchase up to $200 million in shares of our common stock with no time limitation.

Dividends

In December 2020, the Company's Board of Directors ("the Board") approved a dividend program under which we began paying and intend to pay a quarterly cash dividend of $0.10 per share of capital stock. In March 2021, we paid the first quarterly cash dividend since our inception as a public company. During the nine months ended September 30, 2021, we paid cash dividends totaling $11.6 million. Future dividend payments are subject to the Board's approval.

Cash Flows

A summary of our cash provided by and used in operating, investing, and financing activities is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash from operating activities from continuing operations	$106,410	$135,032
Net cash from operating activities from discontinued operations	(523)	(659)
Net cash from operating activities	105,887	134,373
Net cash from investing activities from continuing operations	(39,121)	(27,253)
Net cash from financing activities from continuing operations	3,554	(26,155)
Effect of currency translation on cash	(2,765)	1,571
Increase in cash and cash equivalents	67,555	82,536
Cash and cash equivalents, beginning of period	480,368	346,441
Cash and cash equivalents, end of period	$547,923	$428,977

Net Cash From Operating Activities

Net cash from operating activities from continuing operations for the nine months ended September 30, 2021 was $106.4 million, as compared to $135.0 million for the same period in 2020. The decrease of $28.6 million in net cash flows from operating activities, as compared to the same period in 2020, is due primarily to an increase in inventory levels as we attempt to mitigate supply constraints. This was partly offset by changes in other working capital balances, an increase in depreciation and amortization expense, and an increase in stock-based compensation.

Net Cash From Investing Activities

Net cash from investing activities for the nine months ended September 30, 2021 was ($39.1) million, driven by the following:

●	($22.7) million related to investment in capacity and facilities as we continue to integrate certain locations;
●	($18.7) million for business combinations; and
●	$2.3 million related to receipts on notes receivable and proceeds from sale of assets.

Net cash from investing activities for the nine months ended September 30, 2020 was ($27.3) million and primarily related to investment in facilities and capacity.

Net Cash From Financing Activities

Net cash from financing activities for the nine months ended September 30, 2021 was $3.6 million and included

●	$83.7 million in proceeds from borrowings, net of debt-issuance costs paid;
●	($56.6) million related to repurchases of our common stock;
●	($11.6) million for dividend payments;
●	($8.8) million for repayment of long-term debt; and
●	($3.1) million in net payments related to stock-based award activities.

Net cash from financing activities for the nine months ended September 30, 2020 was ($26.2) million and included the following:

●	($13.1) million for repayment of long-term debt;
●	($11.6) million related to repurchases of our common stock; and
●	($1.5) million in net payments related to stock-based award activities.

Effect of Currency Translation on Cash

During the nine months ended September 30, 2021, currency translation had an unfavorable impact primarily due to a stronger U.S. dollar. See "Foreign Currency Exchange Rate Risk" in Part I, Item 3 of this Form 10-Q for more information.

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

The change in key currency rates were as follows:

		Nine Months Ended September 30,
From	To	2021	2020
Canadian Dollar (CAD)	USD	0.5%	(2.6)%
Swiss Franc (CHF)	USD	(5.3)%	5.0%
Chinese Yuan (CNY)	USD	1.3%	2.4%
Danish Krone (DKK)	USD	(5.5)%	4.9%
Euro (EUR)	USD	(5.6)%	4.5%
Pound Sterling (GBP)	USD	(1.3)%	(2.4)%
Israeli New Shekel (ILS)	USD	(0.4)%	0.6%
India Rupee (INR)	USD	(1.5)%	(3.2)%
Japanese Yen (JPY)	USD	(7.2)%	2.9%
South Korean Won (KRW)	USD	(8.2)%	(1.0)%
Philippines Peso (PHP)	USD	(5.9)%	4.6%
Singapore Dollar (SGD)	USD	(2.6)%	(1.6)%
New Taiwan Dollar (TWD)	USD	0.9%	3.4%

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

As of September 30, 2021, our investments consisted primarily of certificates of deposit with maturity of less than one year. As a measurement of the sensitivity of our portfolio and if our investment portfolio balances remain constant, a hypothetical decrease of 100 basis points (1%) in interest rates would decrease annual pre-tax earnings by a nominal amount.

The following table summarizes borrowings (in thousands) under our Credit Facility and the associated interest rate.

	September 30, 2021
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$260,094	1.271%	-
Term Loan Facility subject to a variable interest rate	139,906	0.890%	-
Revolving Facility subject to a variable interest rate	—	0.890%	0.10%
Total borrowings under the Credit Agreement	$400,000

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

Our interest payments are impacted by interest rate fluctuations. With respect the portion of our Credit Facility that is subject a variable interest rate, a hypothetical increase of 100 basis points (1%) in interest rates would increase our commitments by an immaterial amount. A change in interest rates does not have a material impact upon our future earnings and cash flow for fixed rate debt. However, increases in interest rates could impact our ability to refinance existing maturities and acquire additional debt on favorable terms.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

The ongoing COVID-19 pandemic has adversely impacted our ability (a) to manufacture, test, service and ship our products, (b) to get required materials and sub-assemblies to build and service our products and (c) to staff labor and management for manufacturing, research and development, supply chain, service, and administrative operations. Further, we may continue to experience adverse impact with our global supply chain partners, critical subassembly suppliers, parts distributors, and transportation service providers, which may result in increased costs, material shortages, and the inability to fully meet our customers’ demand. For example, in the first nine months of 2021 the combination of increased demand for semiconductor and other select components and the ongoing impact of COVID-19 has affected global electronics markets and impacted our ability to ship to our full demand levels. In addition, we have experienced higher input costs as we have incurred material premiums, expedite fees, price increases, and higher logistic costs. We expect these conditions will continue through the remainder of 2021 and will continue to adversely impact our ability to ship products to customers. After 2021, it is not known how long or significant this shortage will be, but it may continue to impact our results. Further foreign and domestic government actions restricting travel, commerce and gathering will adversely affect our manufacturing locations. COVID-19 has also resulted in economic recessions and high unemployment in many countries which could negatively impact future customer purchases of our products. In addition, a portion of our workforce continues to work remotely. While we have been successful in transitioning to this remote environment, the long-term impact on productivity and innovation is not yet clear. As a result, COVID-19 and its variants could adversely impact our near-term and long-term revenues, earnings and cash flow and could require further expenditures. This situation continues to evolve, and other impacts may arise that we are not aware of currently. We have an active rapid response team to mitigate risks we are aware of currently and as they arise.

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

Actions by the Chinese government extending its territorial claims, such as the recent passage of the national security law in Hong Kong and the potential establishment of an Air Defense Identification Zone over the South China Sea, raises the fear of conflict that could result in international reprisal. Actions by the U.S. government on trade policy against the PRC and companies like Huawei Technologies Co., Ltd. have also escalated tensions. Lastly, the recent U.S. and PRC consulate closures and the continuing Hong Kong political unrest is creating more uncertainty. Should the PRC take any actions against Taiwan, we could see additional risks to diplomatic and trade relations in the region. Given our expanded presence in the PRC and Hong Kong, the Company’s business results, operations and financial condition could be adversely affected by these developments and other changes to political, diplomatic, and social conditions. Moreover, PRC’s policies towards, and treatment of, U.S. companies operating in PRC and Hong Kong could change quickly resulting in an adverse impact on the Company.

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

To meet rapidly changing demand in each of the industries we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain, and motivate and retain key employees. During periods of increasing demand, we must have enough manufacturing capacity and inventory to fulfill customer orders, effectively manage our supply chain, and attract, retain, and motivate enough qualified individuals. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition, or results of operations may be materially and adversely affected. For example, following record levels of demand in the first half of 2018, the Semiconductor Equipment market experienced a decline, and, as a result, Advanced Energy’s revenue from the Semiconductor Equipment market declined 24.5% during 2019, as compared to 2018. Although the Semiconductor Equipment market improved during the fourth quarter of 2019 and throughout 2020, it is unclear how long this recovery will last. In addition, the market may be characterized in the future with more "mini-ramps" rather than sustained growth periods as experienced during 2015-2017 given market dynamics, inventory levels, and geopolitical changes. In addition, our Data Center Computing and Telecom and Networking markets are characterized by large program investments, which can cause variations in quarterly or annual revenues. For example, during 2020 our growth in Data Center Computing and Telecom and Networking was driven by share gains at specific customer accounts. Towards the end of 2020, we began to experience a period of digestion by our major customers that continued into early 2021, resulting in lower demand. We expect overall demand levels may continue to fluctuate each quarter through these business cycles.

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

Additionally, we have a plan to relocate our Shenzhen, PRC manufacturing facility no later than June 2022. As a result, we are investing in a dual manufacturing facility in Penang, Malaysia capable of manufacturing our semiconductor and other products. We believe this investment will help to mitigate our exposure to regional risks, improve our business continuity profile and lower costs over time. We opened this facility in 2020; however, it may take additional time to realize the facility’s full production capacity given the impact of COVID-19 and supply chain constraints. As this facility ramps volume, we may experience production inefficiencies, challenges related to material flow and workmanship, or other issues customary to ramping a new factory. If we are not able to fully ramp our facility, our revenues may be negatively impacted until we are able to increase capacity or productivity.

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

Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory, to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. If demand for our products does not continue at current levels, we might not be able to use all the components that we are required to purchase under these commitments and agreements, and our reserves for excess and obsolete inventory may increase, which could have a material adverse effect on our results of operations. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain enough raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand. In addition, given the proprietary nature of our products, many of these parts are sole sourced or not easily interchangeable. For example, entering 2021 there was a global shortage of certain electronics and semiconductor parts given the emerging higher global demand for tech goods and the impact of COVID-19 and other disruptions on the global supply chain. This has resulted in higher levels of inventory while we procure critical parts to complete full kits. If we are not able to obtain parts in a reasonable timeframe and at a reasonable cost our business may be adversely impacted.

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

A significant portion of our sales and accounts receivable are concentrated among a few customers.

The following table summarizes the percentage of total sales derived from our ten largest customers:

	Nine Months Ended September 30,	Years Ended December 31,
	2021	2020	2019
Ten largest customers	58.0%	58.0%	57.3%

The following table summarizes sales to and percentage of total sales from Applied Materials, Inc. and Lam Research Corp., our two largest customers (in thousands):

	Nine Months Ended September 30,		Years Ended December 31,
	2021		2020		2019
Applied Materials, Inc.	$218,757	20.7%	$248,350	17.5%	$164,724	20.9%
Lam Research	109,734	10.4%	$141,778	10.0%	$88,251	11.2%

The following table summarizes the accounts receivable balances, and percentages of the total accounts receivable, for customers that individually accounted for 10% or more of accounts receivable (in thousands):

	September 30,		December 31,
	2021		2020
Applied Materials, Inc.	$41,159	18.7%	$33,402	14.2%
Nidec Motor Corporation	* *	%	$24,344	10.4%

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

The following table summarizes our goodwill and intangible assets (in thousands):

September 30,
2021
Goodwill	$213,625
Intangible assets, net	165,032
Total	$378,657

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To execute the repurchase of shares of our common stock, the Company periodically enters into stock repurchase agreements. The following table summarizes these repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

	(in thousands, except price per share data)
January 1, 2021 - January 31, 2021	—		$—	—	$38,369
February 1, 2021 - February 28, 2021	—		$—	—	$38,369
March 1, 2021 - March 31, 2021	—		$—	—	$38,369
First quarter		$

April 1, 2021 - April 30, 2021	—		$—	—	$38,369
May 1, 2021 - May 31, 2021	72		$90.34	72	$31,866
June 1, 2021 - June 30, 2021	—		$—	—	$31,866
Second quarter	72		$90.34	72

July 1, 2021 - July 31, 2021	8		$94.34	8	$199,218
August 1, 2021 - August 31, 2021	338		$86.45	338	$170,002
September 1, 2021 - September 30, 2021	259		$87.32	259	$147,444
Third quarter	605		$86.93	605

Total	677		$87.30	677	$147,444

The following table summarizes actions by our Board of Directors in relation to the stock repurchase program:

Date	Action
September 2015	Authorized a program to repurchase up to $150.0 million of our common stock

May 2018	Approved a $50.0 million increase in the repurchase program

December 2019	Authorized the removal of the expiration date and increased the balance available for the repurchase program by $25.1 million

July 2021	Approved an increase to the repurchase program, which authorized the Company to repurchase up to $200.0 million with no time limitation

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

None

ITEM 5.       OTHER INFORMATION

On November 4, 2021, the Board of Directors of Advanced Energy Industries, Inc. (the “Company”) approved the Advanced Energy Industries, Inc. Deferred Compensation Plan (the “Plan”). The Plan is an unfunded arrangement intended to be exempt from the participation, vesting, funding and fiduciary requirements set forth in Title I of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The obligations of the Company under the Plan will be general unsecured obligations of the Company to pay deferred compensation in the future to eligible participants in accordance with the terms of the Plan from the general assets of the Company, although the Company may establish a trust to hold amounts which the Company may use to satisfy Plan distributions from time to time. The establishment of such a trust shall in no way deem the Plan to be “funded” for purposes of ERISA or the Code.

The Plan will be administered by the compensation committee of the Company’s Board of Directors (the “Committee”). The Plan will allow a select group of management employees, including the Company’s named executive officers, to defer receiving certain of their cash compensation. Participants in the Plan may defer up to (1) 80% of their annual base salaries, (2) up to 100% of any commission, and (3) up to 100% of any annual performance-based cash bonus, or any special bonus paid in cash.

The Company will also credit to each participant’s account under the Plan an amount equal to the employer matching contribution that would have been made for the participant under the Company’s 401(k) plan that could not be made under that plan due to limitations under Code Sections 401(a)(17) and 415(c). The Company also may make discretionary contributions to participants’ accounts in the Plan.

Earnings and losses on amounts deferred under the Plan will be determined on the basis of the participants’ deemed investments of their account balances into commercially available investment funds selected by the participants from among the funds made available from time to time by the Committee.

Generally, distributions under the Plan will be paid in a lump sum in cash six months after the participant’s separation from service unless the participant has elected to receive annual installments over a period of up to ten years or the participant has begun receiving distributions as a result of an election to receive distributions on a specified date prior to separation from service. A participant also may elect to receive distributions on the participant’s death or disability.

The foregoing description of the Plan is not complete and is qualified in its entirety by reference to the Advanced Energy Industries, Inc. Deferred Compensation Plan filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

ITEM 6.       EXHIBITS

The exhibits listed in the following index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated By-Laws of Advanced Energy Industries, Inc. (included to correct the hyperlink to the previously filed exhibit)	8-K	000-26966	3.1	May 20, 2020

10.1	Transition and Separation Agreement of Mr. Dana Huth, dated July 7, 2021				Filed herewith

10.2	Offer of Employment to Mr. Eduardo Bernal Acebedo dated August 2, 2021	8-K	000-26966	10.1	Sept. 8, 2021

10.3	Amendment No. 1 to Credit Agreement, dated September 9, 2021, by and among Advanced Energy Industries, Inc., the guarantors party thereto, Bank of America N.A. as the Administrative Agent, and the lenders party thereto (which includes the marked Credit Agreement as Exhibit A thereto).	8-K	000-26966	10.2	Sept. 9, 2021

10.4	Advanced Energy Industries, Inc. Deferred Compensation Plan				Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	November 9, 2021	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President