Form 10-Q
period 2022-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2022-08-03
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, there were 37,358,977 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$372,685	$544,372
Accounts and other receivable, net	270,839	237,227
Inventories	395,866	338,410
Other current assets	48,126	42,225
Total current assets	1,087,516	1,162,234
Property and equipment, net	126,793	114,830
Operating lease right-of-use assets	104,191	101,769
Deposits and other assets	29,644	19,669
Goodwill	280,885	212,190
Intangible assets, net	201,778	159,406
Deferred income tax assets	47,267	47,242
TOTAL ASSETS	$1,878,074	$1,817,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197,870	$193,708
Income taxes payable	22,665	9,226
Accrued payroll and employee benefits	58,478	55,833
Other accrued expenses	45,343	53,445
Customer deposits and other	27,754	22,141
Current portion of long-term debt	20,000	20,000
Current portion of operating lease liabilities	16,911	15,843
Total current liabilities	389,021	370,196
Long-term debt, net	363,001	372,733
Operating lease liabilities	99,099	95,180
Pension benefits	62,228	67,255
Deferred income tax liabilities	8,804	9,921
Other long-term liabilities	31,041	30,559
Total liabilities	953,194	945,844

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 37,392 and 37,589 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	37	38
Additional paid-in capital	121,982	115,706
Accumulated other comprehensive loss	(5,634)	(1,216)
Retained earnings	807,843	756,323
Advanced Energy stockholders' equity	924,228	870,851
Noncontrolling interest	652	645
Total stockholders’ equity	924,880	871,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,878,074	$1,817,340

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales, net	$440,949	$361,311	$838,408	$712,931
Cost of sales	278,791	226,278	531,934	440,395
Gross profit	162,158	135,033	306,474	272,536

Operating expenses:
Research and development	48,009	40,119	91,623	80,287
Selling, general, and administrative	55,022	48,110	104,340	94,841
Amortization of intangible assets	6,523	5,513	12,032	10,897
Restructuring expense (benefit)	(161)	211	1,057	1,249
Total operating expenses	109,393	93,953	209,052	187,274
Operating income	52,765	41,080	97,422	85,262

Other income (expense), net	3,249	(3,662)	2,407	(4,169)
Income from continuing operations, before income taxes	56,014	37,418	99,829	81,093
Provision for income taxes	11,203	1,876	18,156	7,160
Income from continuing operations	44,811	35,542	81,673	73,933
Income (loss) from discontinued operations, net of income taxes	180	(102)	82	208
Net income	$44,991	$35,440	$81,755	$74,141
Income from continuing operations attributable to noncontrolling interest	21	31	7	64
Net income attributable to Advanced Energy Industries, Inc.	$44,970	$35,409	$81,748	$74,077

Basic weighted-average common shares outstanding	37,520	38,389	37,535	38,359
Diluted weighted-average common shares outstanding	37,710	38,586	37,754	38,589

Earnings per share:
Continuing operations:
Basic earnings per share	$1.19	$0.93	$2.18	$1.93
Diluted earnings per share	$1.19	$0.92	$2.16	$1.91
Discontinued operations:
Basic earnings (loss) per share	$—	$—	$—	$0.01
Diluted earnings (loss) per share	$—	$—	$—	$0.01
Net income:
Basic earnings per share	$1.20	$0.92	$2.18	$1.93
Diluted earnings per share	$1.19	$0.92	$2.17	$1.92

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$44,991	$35,440	$81,755	$74,141
Other comprehensive income (loss), net of income taxes
Foreign currency translation	(8,679)	1,068	(12,771)	(5,873)
Change in fair value of cash flow hedges	2,026	(2)	7,939	2,007
Minimum pension benefit retirement liability	269	(31)	414	(67)
Comprehensive income	$38,607	$36,475	$77,337	$70,208
Comprehensive income attributable to noncontrolling interest	21	31	7	64
Comprehensive income attributable to Advanced Energy Industries, Inc.	$38,586	$36,444	$77,330	$70,144

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Advanced Energy Industries, Inc. Stockholders' Equity

	Common Stock
				Accumulated
			Additional	Other		Non-	Total
			Paid-in	Comprehensive	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Equity
Balances, December 31, 2020	38,293	$38	$105,009	$(2,605)	$712,297	$601	$815,340
Stock issued from equity plans	93	—	(4,645)	—	—	—	(4,645)
Stock-based compensation	—	—	5,701	—	—	—	5,701
Dividends declared ($0.10 per share)	—	—	—	—	(3,854)	—	(3,854)
Other comprehensive loss	—	—	—	(4,968)	—	—	(4,968)
Net income	—	—	—	—	38,668	33	38,701
Balances, March 31, 2021	38,386	$38	$106,065	$(7,573)	$747,111	$634	$846,275
Stock issued from equity plans	67	—	956	—	—	—	956
Stock-based compensation	—	—	3,277	—	—	—	3,277
Share repurchase	(72)	—	(199)	—	(6,304)	—	(6,503)
Dividends declared ($0.10 per share)					(3,874)		(3,874)
Other comprehensive income	—	—	—	1,035	—	—	1,035
Net income	—	—	—	—	35,409	31	35,440
Balances, June 30, 2021	38,381	$38	$110,099	$(6,538)	$772,342	$665	$876,606

Balances, December 31, 2021	37,589	$38	$115,706	$(1,216)	$756,323	$645	$871,496
Stock issued from equity plans	52	—	(2,430)	—	—	—	(2,430)
Stock-based compensation	—	—	3,906	—	—	—	3,906
Share repurchase	(82)	—	(254)	—	(6,340)	—	(6,594)
Dividends declared ($0.10 per share)	—	—	—	—	(3,789)	—	(3,789)
Other comprehensive income	—	—	—	1,966	—	—	1,966
Net income (loss)	—	—	—	—	36,778	(14)	36,764
Balances, March 31, 2022	37,559	$38	$116,928	$750	$782,972	$631	$901,319
Stock issued from equity plans	63	—	763	—	—	—	763
Stock-based compensation	—	—	5,016	—	—	—	5,016
Share repurchase	(230)	(1)	(725)	—	(16,293)	—	(17,019)
Dividends declared ($0.10 per share)	—	—	—	—	(3,806)	—	(3,806)
Other comprehensive loss	—	—	—	(6,384)	—	—	(6,384)
Net income	—	—	—	—	44,970	21	44,991
Balances, June 30, 2022	37,392	$37	$121,982	$(5,634)	$807,843	$652	$924,880

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,755	$74,141
Less: income from discontinued operations, net of income taxes	82	208
Income from continuing operations, net of income taxes	81,673	73,933
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	28,877	25,744
Stock-based compensation expense	8,986	9,145
Provision for deferred income taxes	(1,977)	(1,663)
Loss on disposal of assets	374	446
Changes in operating assets and liabilities, net of assets acquired
Accounts and other receivable, net	(27,790)	(9,025)
Inventories	(52,109)	(73,211)
Other assets	(5,402)	(1,752)
Accounts payable	2,491	80,269
Other liabilities and accrued expenses	(3,585)	(6,483)
Income taxes	16,003	(9,337)
Net cash from operating activities from continuing operations	47,541	88,066
Net cash from operating activities from discontinued operations	55	(377)
Net cash from operating activities	47,596	87,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,476)	(14,203)
Acquisitions, net of cash acquired	(145,779)	(18,686)
Net cash from investing activities	(171,255)	(32,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings	(10,000)	(8,750)
Dividend payments	(7,595)	(7,728)
Purchase and retirement of common stock	(23,578)	(6,503)
Net payments related to stock-based awards	(1,667)	(3,258)
Net cash from financing activities	(42,840)	(26,239)

EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(5,188)	(1,753)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(171,687)	26,808
CASH AND CASH EQUIVALENTS, beginning of period	544,372	480,368
CASH AND CASH EQUIVALENTS, end of period	$372,685	$507,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,461	$1,952
Cash paid for income taxes	$9,982	$21,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Advanced Energy Industries, Inc., a Delaware corporation, and its consolidated subsidiaries ("we," "us," "our," "Advanced Energy," or the "Company") design, manufacture, sell, and support precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment.

Our plasma power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip and deposition. Our broad portfolio of high and low voltage power products are used in a wide range of applications, such as semiconductor equipment, industrial production, medical and life science equipment, data center and telecommunication. We also supply related sensing, controls, and instrumentation products for advanced measurement and calibration of radio frequency ("RF") power and temperature, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for multiple industrial markets. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, refurbishments, and used equipment to companies using our products.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2022, and the results of our operations and cash flows for the three and six months ended June 30, 2022 and 2021.

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

We reclassified certain prior period amounts within these consolidated financial statements to conform to the current year presentation.

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

We adopted ASU 2021-08 on a prospective basis effective January 1, 2022. The adoption will impact subsequent business combinations and require recognition and measurement of acquired contract assets and liabilities in accordance with ASC 606. Specifically, we will account for the related revenue contracts of the acquiree as if we originated the contracts. Adoption of ASU 2021-08 did not impact acquired contract assets or liabilities from prior business combinations.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 2.     ACQUISITIONS

SL Power Electronics Corporation

On April 25, 2022, we acquired 100% of the issued and outstanding shares of capital stock of SL Power Electronics Corporation ("SL Power"), which is based in Calabasas, California. We accounted for this transaction as a business combination. This acquisition added complementary products to Advanced Energy’s medical power offerings and extends our presence in several advanced industrial markets.

The components of the fair value of the total consideration transferred were as follows:

Cash paid for acquisition	$146,863
Less cash acquired	(3,484)
Total fair value of purchase consideration	$143,379

We allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess allocated to goodwill. The following table summarizes the estimated preliminary values of the assets acquired and liabilities assumed.

Fair Value
Current assets and liabilities, net	$12,320
Property and equipment	4,177
Operating lease right-of-use assets	4,996
Deferred tax asset	546
Intangible assets	55,300
Goodwill (deductible for tax purposes)	71,036
Operating lease liability	(4,996)
Total fair value of net assets acquired	$143,379

Goodwill represents SL Power’s assembled workforce and expected operating synergies from combining operations. We are still evaluating the fair value for the assets acquired and liabilities assumed. Accordingly, the purchase price allocation presented above is preliminary. SL Power’s results of operations were included in our consolidated financial statements from the date of acquisition. During the three and six months ended June 30, 2022, SL Power contributed $12.9 million in revenue to our Consolidated Statements of Operations.

TEGAM, Inc.

On June 1, 2021, we acquired 100% of the issued and outstanding shares of capital stock of TEGAM, Inc., which is based in Geneva, Ohio. We accounted for this transaction as a business combination. This acquisition added metrology and calibration instrumentation to Advanced Energy’s RF process power solutions in our Semiconductor and Industrial and Medical markets.

The components of the fair value of the total consideration transferred were as follows:

Cash paid at closing	$15,430
Cash paid for indemnity holdback released in June 2022	1,800
Less cash acquired	(177)
Total fair value of purchase consideration	$17,053

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

We allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess allocated to goodwill. The following table summarizes the values of the assets acquired and liabilities assumed.

Fair Value
Current assets and liabilities, net	$3,475
Property and equipment	755
Operating lease right-of-use assets	425
Intangible assets	6,900
Goodwill (deductible for tax purposes)	5,917
Other non-current assets	31
Other non-current liabilities	(25)
Operating lease liability	(425)
Total fair value of net assets acquired	$17,053

Goodwill represents TEGAM’s assembled workforce and expected operating synergies from combining operations. TEGAM’s results of operations were included in our consolidated financial statements from the date of acquisition.

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

Performance obligations

Our unsatisfied performance obligations primarily relate to customer purchase orders for products we have not yet shipped. We expect to fulfill the majority of these performance obligations within one year. As a result, we elected not to disclose the amount of these remaining performance obligations.

Disaggregation of revenue

The following tables present additional information regarding our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Semiconductor Equipment	$228,797	$176,671	$431,754	$357,387
Industrial and Medical	104,951	83,197	187,849	161,612
Data Center Computing	69,161	69,458	145,399	128,612
Telecom and Networking	38,040	31,985	73,406	65,320
Total	$440,949	$361,311	$838,408	$712,931

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product	$403,977	$325,522	$766,853	$644,401
Services	36,972	35,789	71,555	68,530
Total	$440,949	$361,311	$838,408	$712,931

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$174,293	$139,525	$333,035	$271,123
North America (excluding U.S.)	31,824	26,112	55,803	52,359
Asia	180,181	148,803	342,228	298,394
Europe	49,851	44,491	96,516	84,913
Other	4,800	2,380	10,826	6,142
Total	$440,949	$361,311	$838,408	$712,931

During the three months ended June 30, 2022, Applied Materials, Inc. and Lam Research Corporation accounted for 20% and 15%, respectively, of our total revenue compared to 20% and 10%, respectively, of our total revenue during the same period in the prior year. During the six months ended June 30, 2022, Applied Materials, Inc. and Lam Research Corporation accounted for 21% and 14%, respectively, of our total revenue compared to 20% and 10%, respectively, of our total revenue during the same period in the prior year.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 4.    INCOME TAXES

The following table summarizes tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from continuing operations, before income taxes	$56,014	$37,418	$99,829	$81,093
Provision for income taxes	$11,203	$1,876	$18,156	$7,160
Effective tax rate	20.0%	5.0%	18.2%	8.8%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2022 and 2021, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for both the three and six months ended June 30, 2022 was higher than the same periods in 2021 primarily driven by the global impact to our provision from capitalizing and amortizing research and development expenses rather than immediately expensing them starting in 2022 as required by the 2017 Tax Cuts and Jobs Act. Congress has proposed tax legislation to delay the effective date of this change, but it is uncertain whether the proposed delay will ultimately be enacted into law. Additionally, there were beneficial discrete events in 2021 that did not recur in 2022.

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

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from continuing operations	$44,811	$35,542	$81,673	$73,933
Less: income from continuing operations attributable to noncontrolling interest	21	31	7	64
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$44,790	$35,511	$81,666	$73,869

Basic weighted-average common shares outstanding	37,520	38,389	37,535	38,359
Assumed exercise of dilutive stock options and restricted stock units	190	197	219	230
Diluted weighted-average common shares outstanding	37,710	38,586	37,754	38,589

Continuing operations:
Basic earnings per share	$1.19	$0.93	$2.18	$1.93
Diluted earnings per share	$1.19	$0.92	$2.16	$1.91

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Share Repurchase

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Amount paid or accrued to repurchase shares	$17,019	$6,503	$23,613	$6,503
Number of shares repurchased	230	72	312	72
Average repurchase price per share	$74.12	$90.34	$75.68	$90.34

There were no shares repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

At June 30, 2022, the remaining amount authorized by the Board of Directors for future share repurchases was $104.8 million. In July 2022, the Board of Directors approved an increase to the share repurchase plan that changed the remaining amount authorized for future repurchases to a maximum of $200.0 million with no time limitation.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 6.     FAIR VALUE MEASUREMENTS

The following tables present information about our assets and liabilities measured at fair value on a recurring basis.

		June 30, 2022
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Marketable securities	$—	$2,162	$—	$2,162
Interest rate swaps	Deposits and other assets	—	12,372	—	12,372
Total assets measured at fair value on a recurring basis		$—	$14,534	$—	$14,534

Liabilities:
Foreign currency forward contracts	Other current liabilities	$—	$67	$—	$67
Contingent consideration	Other current liabilities	—	—	1,779	1,779
Total liabilities measured at fair value on a recurring basis		$—	$67	$1,779	$1,846

		December 31, 2021
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Marketable securities	$—	$2,296	$—	$2,296
Interest rate swaps	Deposits and other assets	—	2,739	—	2,739
Total assets measured at fair value on a recurring basis		$—	$5,035	$—	$5,035

Liabilities:
Contingent consideration	Other current liabilities	$—	$—	$1,738	$1,738
Total liabilities measured at fair value on a recurring basis		$—	$—	$1,738	$1,738

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

The following table summarizes the notional amount of outstanding foreign currency forward contracts:

	June 30,	December 31,
	2022	2021
Foreign currency forward contracts	$63,743	$—

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

The following table summarizes the notional amount of our qualified hedging instruments:

	June 30,	December 31,
	2022	2021
Interest rate swap contracts	$246,969	$255,719

The following table summarizes the balances recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets for qualifying hedges.

	June 30,	December 31,
	2022	2021
Interest rate swap contract gains	$9,975	$2,107

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 8.    ACCOUNTS AND OTHER RECEIVABLES, NET

We record accounts and other receivables at net realizable value. Components of accounts and other receivables, net of reserves, were as follows:

	June 30,	December 31,
	2022	2021
Amounts billed, net	$254,396	$217,549
Unbilled receivables	16,443	19,678
Total receivables, net	$270,839	$237,227

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

The following table summarizes the changes in expected credit losses:

December 31, 2021	$5,784
Additions	449
Foreign currency translation	(30)
June 30, 2022	$6,203

NOTE 9.    INVENTORIES

Inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out basis. Components of inventories were as follows:

	June 30,	December 31,
	2022	2021
Parts and raw materials	$291,732	$261,365
Work in process	33,569	24,222
Finished goods	70,565	52,823
Total	$395,866	$338,410

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 10.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following:

	Estimated Useful	June 30,	December 31,
	Life (in years)	2022	2021
Buildings, machinery, and equipment	5 to 25	$143,563	$134,635
Computer equipment, furniture, fixtures, and vehicles	3 to 5	33,968	33,490
Leasehold improvements	2 to 10	53,176	48,370
Construction in process		16,985	5,914
		247,692	222,409
Less: Accumulated depreciation		(120,899)	(107,579)
Property and equipment, net		$126,793	$114,830

The following table summarizes depreciation expense. All depreciation expense is recorded in income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$8,466	$7,510	$16,845	$14,847

NOTE 11.    GOODWILL

The following table summarizes the changes in goodwill:

December 31, 2021	$212,190
Measurement period adjustments	40
Additions from acquisition	71,036
Foreign currency translation	(2,381)
June 30, 2022	$280,885

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 12.    INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$98,440	$(40,847)	$57,593
Customer relationships	164,157	(37,888)	126,269
Trademarks and other	27,027	(9,111)	17,916
Total	$289,624	$(87,846)	$201,778

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$91,461	$(35,854)	$55,607
Customer relationships	118,706	(34,187)	84,519
Trademarks and other	27,244	(7,964)	19,280
Total	$237,411	$(78,005)	$159,406

At June 30, 2022, the weighted average remaining useful life of intangibles subject to amortization was approximately 9.4 years.

Amortization expense related to intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$6,523	$5,513	$12,032	$10,897

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2022 (remaining)	$14,041
2023	28,132
2024	25,081
2025	20,893
2026	19,178
Thereafter	94,453
Total	$201,778

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Severance and related charges	$(161)	$190	$712	$594
Facility relocation and closure charges	—	21	345	655
Total restructuring charges (benefit)	$(161)	$211	$1,057	$1,249

Cumulative Cost
Through
June 30,
2022
Severance and related charges	$21,092
Facility relocation and closure charges	7,160
Total restructuring charges	$28,252

Our restructuring liabilities are included in other accrued expenses in our Consolidated Balance Sheets and related primarily to severance and associated costs. Changes in restructuring liabilities were as follows:

December 31, 2021	$9,263
Costs incurred and charged to expense	1,057
Costs paid or otherwise settled	(8,307)
Effects of changes in exchange rate	(13)
June 30, 2022	$2,000

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

Our estimated warranty obligation is included in other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

December 31, 2021	$3,350
Additions from acquisitions	181
Increases to accruals	3,435
Warranty expenditures	(1,472)
Effect of changes in exchange rates	(52)
June 30, 2022	$5,442

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 15.    LEASES

Components of operating lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$5,729	$6,052	$11,448	$11,973
Short-term and variable lease cost	1,249	284	2,339	1,126
Total operating lease cost	$6,978	$6,336	$13,787	$13,099

Maturities of our operating lease liabilities are as follows:

Year Ending December 31,
2022 (remaining)	$11,093
2023	20,282
2024	17,662
2025	14,691
2026	13,348
Thereafter	68,689
Total lease payments	145,765
Less: Interest	(29,755)
Present value of lease liabilities	$116,010

	June 30,	December 31,
	2022	2021
Weighted average remaining lease term (in years)	9.2	9.8
Weighted average discount rate	4.5%	4.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for operating leases	$5,471	$6,021	$11,097	$11,979
Right-of-use assets obtained in exchange for operating lease liabilities	$7,681	$5,040	$12,222	$7,232

NOTE 16.    STOCK-BASED COMPENSATION

As of June 30, 2022, we had two active stock-based incentive compensation plans: the 2017 Omnibus Incentive Plan ("the 2017 Plan") and the Employee Stock Purchase Plan ("ESPP"). We issue all new equity compensation grants under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

The following table summarizes information related to our stock-based incentive compensation plans:

June 30, 2022
Shares available for future issuance under the 2017 Omnibus Incentive Plan	1,533
Shares available for future issuance under the Employee Stock Purchase Plan	642

Restricted stock units ("RSU’s") are generally granted with a grant date fair value equal to the market price of our stock on the date of grant and with generally a three-year vesting schedule. Certain RSUs contain performance-based or market-based vesting conditions in addition to the time-based requirements.

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

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$5,058	$3,444	$8,986	$9,145

Changes in our RSUs were as follows:

	Six Months Ended June 30, 2022
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
RSUs outstanding at beginning of period	627	$76.37
RSUs granted	518	$72.86
RSUs vested	(132)	$85.71
RSUs forfeited	(238)	$59.78
RSUs outstanding at end of period	775	$77.54

Changes in our stock options were as follows:

	Six Months Ended June 30, 2022
		Weighted-
		Average
	Number of	Exercise Price
	Options	per Share
Options outstanding at beginning of period	112	$24.41
Options granted	76	$85.97
Options outstanding at end of period	188	$49.12

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 17.    COMMITMENTS AND CONTINGENCIES

We are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations. An unfavorable decision in intellectual property litigation also could require material changes in production processes and products or result in our inability to ship products or components found to have violated third-party intellectual property rights. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred, and the amount of the loss can be reasonably estimated. We are not currently a party to any legal action that we believe would reasonably have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

The following table summarizes borrowings under our Credit Facility and the associated interest rate.

	June 30, 2022
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$246,969	1.271%	—
Term Loan Facility subject to a variable interest rate	138,031	2.416%	—
Revolving Facility subject to a variable interest rate	—	2.416%	0.10%
Total borrowings under the Credit Agreement	$385,000

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

	June 30,	December 31,
	2022	2021
Available capacity on Revolving Facility	$200,000	$200,000

In addition to the available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may also request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million at identical terms to our existing Credit Facility.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

The fair value of the Term Loan Facility approximates the outstanding balance of $385.0 million as of June 30, 2022.

The debt obligation on our Consolidated Balance Sheets consists of the following:

	June 30,	December 31,
	2022	2021
Term Loan Facility	$385,000	$395,000
Less: debt discount	(1,999)	(2,267)
Total debt	383,001	392,733
Less current portion of long-term debt	(20,000)	(20,000)
Total long-term debt	$363,001	$372,733

Contractual maturities of our debt obligations, excluding amortization of debt issuance costs, are as follows:

Year Ending December 31,
2022 (remaining)	$10,000
2023	20,000
2024	20,000
2025	20,000
2026	315,000
Total	$385,000

Interest expense and unused line of credit fees were recorded in other income (expense), net in our Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$1,338	$979	$2,460	$1,964
Amortization of debt issuance costs	142	123	277	249
Unused line of credit fees and other	47	38	101	75
Total interest expense	$1,527	$1,140	$2,838	$2,288

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

Risks and uncertainties to which our forward-looking statements are subject include:

●	macroeconomic risks, including supply chain cost increases and other inflationary pressures, recession, economic volatility and cyclicality, higher interest rates, labor shortages, foreign currency fluctuations, and pricing controls;
●	political and geographical risks, including trade and other international disputes, war, terrorism, geopolitical tensions, trade and export controls, natural disasters, public health issues, and industrial accidents;
●	sufficiency and availability of components and materials;
●	our future sales;
●	our future profitability;
●	managing backlog orders;
●	our ability to develop new products expeditiously and be successful in the design win process with our customers;
●	the ability to stay on the leading edge of innovation and obtain and defend necessary intellectual property protections;
●	our competition;
●	market acceptance of, and demand for, our products;
●	the fair value of our assets and financial instruments;
●	research and development expenses;
●	selling, general, and administrative expenses;
●	sufficiency and availability of capital resources;
●	capital expenditures;
●	our production and operations strategy;
●	our share repurchase program;

●	our tax assets and liabilities;
●	our other commitments and contingent liabilities;
●	adequacy of our reserve for excess and obsolete inventory;
●	adequacy of our warranty reserves;
●	our estimates of the fair value of assets acquired;
●	restructuring activities and expenses;
●	unanticipated costs in fulfilling our warranty obligations for solar inverters;
●	the integration of our acquisitions;
●	industry trends;
●	our acquisition, divestiture, and joint venture activities; and
●	cost fluctuations and pressures, including prices of components, commodities and raw materials, and costs of labor, transportation, energy, pension, and healthcare.

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

Our plasma power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip and deposition. Our broad portfolio of high and low voltage power products are used in a wide range of applications, such as semiconductor equipment, industrial production, medical and life science equipment, data center and telecommunication. We also supply related sensing, controls, and instrumentation products for advanced measurement and calibration of radio frequency ("RF") power and temperature, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for multiple industrial markets. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, refurbishments, and used equipment to companies using our products.

Advanced Energy is organized on a global, functional basis and operates in the single segment for power electronics conversion products. Within this segment, our products are sold into the Semiconductor Equipment, Industrial and Medical, Data Center Computing, and Telecom and Networking markets. We provide market revenue data to enable tracking of trends.

In April 2022, we acquired SL Power Electronics Corporation ("SL Power"). See Note 2. Acquisitions in Part I, Item 1 "Unaudited Consolidated Financial Statements." This acquisition added complementary products to Advanced Energy’s medical power offerings and extends our presence in several advanced industrial markets.

At the beginning of 2020 we saw the spread of COVID-19, which grew into a global pandemic. Our focus on providing a healthy and safe working environment for our employees led to intermittent shutdowns of our manufacturing facilities to implement new health and safety protocols and additional investments to comply with government guidelines. Since 2020, there have been periods when some of our manufacturing facilities were not operating or were operating at reduced capacity due to government mandates to restrict travel, maintain social distancing, and implement health and safety procedures. Additionally, during the first half of 2022, there were ongoing restrictions related to COVID-19 and disruptions in an already challenged global supply chain that disrupted our workforce and limited the availability of certain materials, parts, subcomponents, and subassemblies needed for production, which impacted our ability to fulfill product shipments to meet customer demand and contributed to increased backlog. The shortage of critical components was caused by a variety of factors including the pandemic-driven rise in consumer demand for technology goods, increased demand for electronic components used in a wide variety of industries, logistics-related disruptions in shipping, and capacity limitations at some suppliers due to COVID-19 and its variants, labor shortages, and other factors. We expect the challenges associated with this environment to continue for the remainder of 2022.

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

Looking forward, we expect that for the remainder of 2022 customer demand will remain strong across our served markets; however, our ability to procure critical components to meet our customers’ needs will continue to be limited by the ongoing constraints in the global supply chain. These supply constraints have led to longer lead times in procuring materials and subcomponents and, in some cases, higher costs and inventory level requirements. We have implemented measures to improve supply of critical materials and components and to mitigate the impact of these higher input costs, and these actions have enabled us to better meet customer demand. However, it is not clear how long this supply chain condition will continue, how quickly it may recover, the extent to which our mitigating actions will be successful, or to what extent we can recover our higher costs. In addition, recent increases in global inflation, interest rates, geopolitical tensions, and other factors impacting macroeconomic growth may impact future demand and our cost base. As such, our forward-looking projections of revenues, earnings, and cash flow may be adversely impacted if the supply chain constraint, COVID-19, or macroeconomic environment continues or further deteriorates.

For additional discussion on the potential impacts of COVID-19 to the future operations of our business, please see the information under the caption "Risk Factors" in Part II, in Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021.

Semiconductor Equipment Market

Growth in the Semiconductor Equipment market is driven by growing integrated circuits content across many industries such as processing and storage in advanced applications including artificial intelligence, edge and cloud computing, autonomous vehicles, and the rapid adoption of advanced mobile connectivity solutions such as 5G, which enhances existing and enables new wireless applications. To address the long-term growing demand for semiconductor devices, the industry continues to invest in production capacities for both leading-edge and trailing-edge nodes, logic devices, the latest memory devices, back-end test, and advanced wafer-level packaging. The industry’s transition to advanced technology nodes in logic and DRAM and to increased layers in 3D NAND memory devices require an increased number of plasma-based etch and deposition process tools and higher content of our advanced power solutions per tool. As etching and deposition processes become more challenging due to increasing aspect ratios in advanced 3D devices, more advanced RF and direct current ("DC") plasma generation technologies are needed. We strive to meet these challenges by providing a broader range of more complex RF and DC power solutions. Beyond etch and deposition processes, the growing complexity at the advanced nodes also drive a higher number of other processes across the wafer fab, including inspection, metrology, thermal, ion implantation, and semiconductor test and assembly, where Advanced Energy is actively participating as a critical technology provider. In addition, our global support services group offers comprehensive local repair service, upgrade, and retrofit offerings to extend the useable life of our customers’ capital equipment for additional technology generations. Our strategy in the Semiconductor Equipment market is to defend our proprietary positions in our core applications, grow our market position in applications where we have lower share, including remote plasma source and dielectric etch, and leverage our product portfolio in areas such as embedded power, high voltage power system, and critical sensing and controls to grow our share and contents at our key original equipment manufacturer ("OEM") customers.

The Semiconductor Equipment market continues to experience demand growth driven by higher semiconductor contents across many industries, increased capital intensity at the leading-edge process nodes, semiconductor device makers investing in the trailing-edge nodes due to supply constraints and increased regional investments of semiconductor capacities. Advanced Energy participated in this market growth by delivering record revenue from the Semiconductor Equipment market in 2021 and in the first half of 2022, even with the negative impact of the global supply constraints. Throughout the remainder of 2022, we expect demand will continue to increase as chipmakers invest in new fab capacities driven by growing demand for semiconductor devices for a wide range of applications, the continued transition to next generation processing nodes, and the need to resolve backlog and supply constraints in the industry. As a result, we expect to continue to invest in both increasing our capacity and capability to meet market demand for our products.

Industrial and Medical Markets

Customers in the Industrial and Medical market incorporate our advanced power, embedded power, and measurement products into a wide variety of equipment used in applications such as advanced material fabrication, medical devices, analytical instrumentation, test and measurement equipment, robotics, industrial production, and large-scale connected light-emitting diode applications.

Advanced Energy serves the Industrial and Medical market with mission-critical power components that deliver high reliability, precise, low noise or differentiated power to the equipment they serve. Our customers in this market are primarily global and regional original equipment and device manufacturers. These OEM customers incorporate our products and solutions into their equipment. Examples of products sold into the Industrial and Medical market include high voltage and low voltage power supplies used in applications such as medical devices, analytical instruments, test and measurement, medical lasers, scientific instrumentation and industrial equipment, power control modules and thermal instrumentation products for material fabrication, production process controls, and many precision industrial sensing applications.

Growth in the Industrial and Medical market is being driven by growth investments in complex manufacturing processes or automation, increased adoption of smart power, sensing, and control solutions across many industrial applications, new investments in clean and sustainable technologies, and growing investments in medical devices and life science equipment. Our strategy in the Industrial and Medical market is to expand our product offerings and channel reach, leveraging common platforms, derivatives, and customizations to further penetrate a broader set of applications, such as medical, test and measurement, indoor farming, and many other applications.

During 2021 and the first half 2022, we saw increased demand in the Industrial and Medical market as our customers increase investments in their production capacity and the medical technology industry recovers from the pandemic-related slowdown. In the first half of 2022, overall customer demand increased compared to the same period in the prior year, but supply constraints of critical components limited our ability to fulfill product shipments at the level of customer demand. We expect demand in the Industrial and Medical market to continue to grow in the remainder of 2022, but product delivery will be dependent on resolving our supply constraint condition. It is not clear how long these supply shortages will persist or on what timelines our supply may recover.

Data Center Computing Markets

Advanced Energy serves the Data Center Computing market with industry leading power conversion products and technologies, which we sell to OEMs and original design manufacturers ("ODMs") of data center server and storage systems, as well as cloud service providers and their partners. Driven by the growing adoption of cloud computing, market demand for server and storage equipment shifted from traditional enterprise on-premises computing to the data center, driving investments in data center infrastructure. In addition, the data center industry started to transition to 48 Volt infrastructure, where 48 Volt DC power replaces 12 Volt in server racks in order to improve overall power efficiency. Advanced Energy benefits from these trends by leading the industry in providing high-efficiency 48 Volt server power solutions to the data center industry. Further, demand for edge computing is growing, driven by the need for faster processing, lower latency, higher data security, and more reliability than traditional cloud computing. Due to its wide range of many unique configurations and requirements, edge computing creates additional opportunities for Advanced Energy. Lastly, the rapid growth and adoption of artificial intelligence and machine learning are driving accelerated demand for server and storage racks with increased power density and higher efficiency, which compliments Advanced Energy’s strengths. With a growing presence at both cloud service providers and industry-leading data center server and storage vendors, we believe Advanced Energy is well positioned to continue to capitalize on the ongoing shift towards cloud computing. Our strategy in the Data Center and Computing market is to penetrate selected additional customers and profitable applications based on our differentiated capability and competitive strengths in power density, efficiency, and controls.

Customer demand for our products rose during the past two years as COVID-19 accelerated demand for cloud and network applications. However, our 2021 revenue declined year over year due to the limited availability of parts given global supply constraints, which prevented us from producing products to meet the growing customer demand. Revenue in this market in the first half of 2022 increased compared to the same period in the prior year as demand grew and we were able to secure additional critical components. However, the supply of the critical components remains highly constrained, impacting our ability to fulfill product shipments at the level of customer demand. It is not clear how long these supply shortages will persist or how quickly our supply may recover.

Telecom and Networking Markets

Our customers in the Telecom and Networking market include many leading vendors of wireless infrastructure equipment, telecommunication equipment and computer networking. The wireless telecom market continues to evolve with more advanced mobile standards. 5G wireless technology promises to drive substantial growth opportunities for the telecom industry as it enables new advanced applications such as autonomous vehicles and virtual/augmented reality. Telecom service providers are investing in 5G infrastructure, and this trend is expected to drive demand of our products into the Telecom and Networking market. In datacom, demand is driven by networking investments by telecom service providers and enterprises upgrading their networks, as well as cloud service providers and data centers investing in their networks for increased bandwidth. Our strategy in the Telecom and Networking market is to optimize our portfolio of products to more differentiated applications, and to focus on 5G infrastructure applications.

During 2021, revenue declined on an annual basis as a result of the limited availability of parts given global supply constraints and our internal decision to optimize our portfolio toward higher margin and value-added applications for the Telecom and Networking market. Revenue increased in the first half of 2022 compared to the same period in the prior year due to increased customer demand and our ability to secure additional critical components. For the remainder of 2022, we expect demand in this market to continue to grow driven by increased investments in 5G infrastructure in the U.S. and Europe, but the supply constraint condition continues to negatively impact our ability to fulfill product shipments at the level of customer demand. It is not clear how long these supply shortages will persist or how quickly our supply may recover.

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

The following table sets forth certain data derived from our Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$440,949	$361,311	$838,408	$712,931
Gross profit	162,158	135,033	306,474	272,536
Operating expenses	109,393	93,953	209,052	187,274
Operating income from continuing operations	52,765	41,080	97,422	85,262
Other income (expense), net	3,249	(3,662)	2,407	(4,169)
Income from continuing operations before income taxes	56,014	37,418	99,829	81,093
Provision for income taxes	11,203	1,876	18,156	7,160
Income from continuing operations, net of income taxes	$44,811	$35,542	$81,673	$73,933

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.8	37.4	36.6	38.2
Operating expenses	24.8	26.0	24.9	26.3
Operating income from continuing operations	12.0	11.4	11.6	12.0
Other income (expense), net	0.7	(1.0)	0.3	(0.6)
Income from continuing operations before income taxes	12.7	10.4	11.9	11.4
Provision for income taxes	2.5	0.5	2.2	1.0
Income from continuing operations, net of income taxes	10.2%	9.8%	9.7%	10.4%

SALES, NET

The following tables summarize net sales and percentages of net sales, by markets (in thousands):

	Three Months Ended June 30,		Change 2022 v. 2021
	2022	2021	Dollar	Percent
Semiconductor Equipment	$228,797	$176,671	$52,126	29.5%
Industrial and Medical	104,951	83,197	21,754	26.1
Data Center Computing	69,161	69,458	(297)	(0.4)
Telecom and Networking	38,040	31,985	6,055	18.9
Total	$440,949	$361,311	$79,638	22.0%

	Six Months Ended June 30,		Change 2022 v. 2021
	2022	2021	Dollar	Percent
Semiconductor Equipment	$431,754	$357,387	$74,367	20.8%
Industrial and Medical	187,849	161,612	26,237	16.2
Data Center Computing	145,399	128,612	16,787	13.1
Telecom and Networking	73,406	65,320	8,086	12.4
Total	$838,408	$712,931	$125,477	17.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Semiconductor Equipment	51.9%	48.9%	51.5%	50.1%
Industrial and Medical	23.8	23.0	22.4	22.7
Data Center Computing	15.7	19.2	17.3	18.0
Telecom and Networking	8.6	8.9	8.8	9.2
Total	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES

The following tables summarize our operating expenses (in thousands) and as a percentage of sales:

	Three Months Ended June 30,
	2022		2021
Research and development	$48,009	10.9%	$40,119	11.1%
Selling, general, and administrative	55,022	12.5	48,110	13.3
Amortization of intangible assets	6,523	1.5	5,513	1.5
Restructuring charges (benefit)	(161)	—	211	0.1
Total operating expenses	$109,393	24.8%	$93,953	26.0%

	Six Months Ended June 30,
	2022		2021
Research and development	$91,623	10.9%	$80,287	11.3%
Selling, general, and administrative	104,340	12.4	94,841	13.3
Amortization of intangible assets	12,032	1.4	10,897	1.5
Restructuring charges	1,057	0.1	1,249	0.2
Total operating expenses	$209,052	24.9%	$187,274	26.3%

SALES AND BACKLOG

Total Sales

Sales increased $79.6 million, or 22.0%, to $440.9 million for the three months ended June 30, 2022 and $125.5 million, or 17.6%, to $838.4 million for the six months ended June 30, 2022 as compared to the same periods in the prior year.

The increase in sales was primarily due to growth in the overall Semiconductor Equipment market and measures we took to improve material availability and capacity, which allowed us to better meet the demand across our markets. During the three and six months ended June 30, 2022, the acquisition of SL Power Electronics Corporation ("SL Power") contributed $12.9 million to our total sales. For additional information, see Note 2. Acquisitions in Part I, Item 1 "Unaudited Consolidated Financial Statements."

Revenues in the first half of 2022 continued to be constrained relative to demand across all of our markets by supply chain shortages for certain integrated circuits and other components, which limited our ability to fulfill product shipments to meet our total demand. As a result, we saw an increase in backlog, as indicated in the table below.

Backlog

The following table summarizes our backlog (in thousands):

	June 30,	December 31,	June 30,	Change from Year End		Change from Same Period One Year Ago
	2022	2021	2021	Dollar	Percent	Dollar	Percent
Backlog	$1,166,490	$927,810	$534,707	$238,680	25.7%	$631,783	118.2%

Backlog represents outstanding orders for products we expect to deliver within the next 12 months. Backlog increased meaningfully from the end of last year and the same period one year ago due to the global supply constraint environment, resulting in customers placing larger orders than historical levels in anticipation of longer-term demand and our lead time extending. We believe these higher backlog levels provide some level of revenue protection if demand levels are reduced due to macroeconomic factors.

Backlog at any particular date is not necessarily indicative of actual sales which may be generated for any succeeding period. In addition, there is uncertainty of the timing of when backlog can convert into revenue due to supply chain constraints. Because our customers generally order on a purchase order basis, they can typically cancel, change, or delay product purchase commitments with little or no notice.

Sales by Market

Sales in the Semiconductor Equipment market increased $52.1 million, or 29.5%, to $228.8 million for the three months ended June 30, 2022 and $74.4 million, or 20.8%, to $431.8 million for the six months ended June 30, 2022 as compared to the same periods in the prior year. The increase in sales during 2022 is primarily due to growth in the semiconductor equipment market, improving parts availability, increases in factory output, market share gains in selected areas, and expansion of our product portfolio.

Sales in the Industrial and Medical market increased $21.8 million, or 26.1%, to $105.0 million for the three months ended June 30, 2022 and $26.2 million, or 16.2%, to $187.8 million for the six months ended June 30, 2022, as compared to the same periods in the prior year. The increase in sales relative to the same period in the prior year was primarily due to incremental sales from our acquisition of SL Power, improved material availability, and increased demand for our products.

Sales in the Data Center Computing market decreased $0.3 million, or 0.4%, to $69.2 million for the three months ended June 30, 2022 and increased $16.8 million, or 13.1%, to $145.4 million for the six months ended June 30, 2022 as compared to the same periods in the prior year. The increase in Data Center Computing market sales during the six months ended June 30, 2022 is due in part to the digestion of equipment at key accounts in early 2021 and better supply availability, which enabled us to partially fulfill product shipments against higher customer demand.

Sales in the Telecom and Networking market increased $6.1 million, or 18.9%, to $38.0 million for the three months ended June 30, 2022 and $8.1 million, or 12.4%, to $73.4 million for the six months ended June 30, 2022 as compared to the same periods in the prior year. The increase in sales was primarily due to improved material availability enabling us to better meet higher customer demand.

GROSS PROFIT

For the three months ended June 30, 2022, gross profit increased $27.1 million to $162.2 million, or 36.8% of revenue, as compared to $135.0 million, or 37.4% of revenue, in the same period in the prior year. For the six months ended June 30, 2022, gross profit increased $33.9 million to $306.5 million, or 36.6% of revenue, as compared to $272.5 million, or 38.2% of revenue, in the same period in the prior year. The decrease in gross profit as a percent of revenue is largely related to higher material and freight costs. Additional drivers of our decrease in gross profit as a percentage of sales include productivity inefficiencies resulting from supply constraints, COVID-19 capacity restrictions, and the transition of our Shenzhen, People’s Republic of China manufacturing to Penang, Malaysia. These factors were partly offset by increased volume and favorable product mix.

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

Research and development expenses increased $7.9 million to $48.0 million for the three months ended June 30, 2022 and increased $11.3 million to $91.6 million for the six months ended June 30, 2022 as compared to the same periods in the prior year. The increase in research and development expense is related to the acquisition of SL Power, increased headcount and associated costs, outside technical services, and engineering materials as we invest in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs.

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

Selling, general and administrative ("SG&A") expenses increased $6.9 million to $55.0 million for the three months ended June 30, 2022 and increased $9.5 million to $104.3 million for the six months ended June 30, 2022 as compared to the same periods in the prior year. The increase in SG&A is principally related to acquisition related activities, sales commissions driven by higher revenue, an increase in headcount, and an increase in variable compensation.

Amortization of Intangibles

Amortization expense increased $1.0 million to $6.5 million during the three months ended June 30, 2022 and increased $1.1 million to $12.0 million for the six months ended June 30, 2022, as compared to the same periods in the prior year. The increase is primarily driven by incremental amortization of newly acquired intangible assets. For additional information, see Note 2. Acquisitions and Note 12. Intangible Assets in Part I, Item 1 "Unaudited Consolidated Financial Statements."

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

Other income (expense), net increased $6.9 million to $3.2 million for the three months ended June 30, 2022 and increased $6.6 million to $2.4 million for the six months ended June 30, 2022 as compared to the same periods in the prior year. The increase in income between periods is primarily a result of higher unrealized foreign exchange gains due to the strengthening US dollar compared to our other foreign currencies. This was partially offset by higher interest expense on increasing interest rates.

PROVISION FOR INCOME TAXES

The following table summarizes tax expense (in thousands) and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from continuing operations, before income taxes	$56,014	$37,418	$99,829	$81,093
Provision for income taxes	$11,203	$1,876	$18,156	$7,160
Effective tax rate	20.0%	5.0%	18.2%	8.8%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2022 and 2021, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for both the three and six months ended June 30, 2022 was higher than the same periods in 2021 primarily driven by the global impact to our provision from capitalizing and amortizing research and development expenses rather than immediately expensing them starting in 2022 as required by the 2017 Tax Cuts and Jobs Act. Congress has proposed tax legislation to delay the effective date of this change, but it is uncertain whether the proposed delay will ultimately be enacted into law. Additionally, there were beneficial discrete events in 2021 that did not recur in 2022.

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

Reconciliation of non-GAAP measure
Operating expenses and operating income from continuing operations,	Three Months Ended June 30,		Six Months Ended June 30,
excluding certain items (in thousands)	2022	2021	2022	2021
Gross profit from continuing operations, as reported	$162,158	$135,033	$306,474	$272,536
Adjustments to gross profit:
Stock-based compensation	402	215	633	565
Facility expansion, relocation costs and other	1,187	1,997	2,471	3,835
Acquisition-related costs	64	84	(438)	92
Non-GAAP gross profit	163,811	137,329	309,140	277,028
Non-GAAP gross margin	37.1%	38.0%	36.9%	38.9%

Operating expenses from continuing operations, as reported	109,393	93,953	209,052	187,274
Adjustments:
Amortization of intangible assets	(6,523)	(5,513)	(12,032)	(10,897)
Stock-based compensation	(4,656)	(3,229)	(8,353)	(8,580)
Acquisition-related costs	(4,159)	(2,328)	(5,827)	(4,356)
Facility expansion, relocation costs and other	—	(63)	—	(114)
Restructuring charges	161	(211)	(1,057)	(1,249)
Non-GAAP operating expenses	94,216	82,609	181,783	162,078
Non-GAAP operating income	$69,595	$54,720	$127,357	$114,950
Non-GAAP operating margin	15.8%	15.1%	15.2%	16.1%

Reconciliation of non-GAAP measure - income from continuing operations,	Three Months Ended June 30,		Six Months Ended June 30,
excluding certain items (in thousands, except per share amounts)	2022	2021	2022	2021
Income from continuing operations, less non-controlling interest, net of income taxes	$44,790	$35,511	$81,666	$73,869
Adjustments:
Amortization of intangible assets	6,523	5,513	12,032	10,897
Acquisition-related costs	4,223	2,412	5,389	4,448
Facility expansion, relocation costs, and other	1,187	2,060	2,471	3,949
Restructuring charges	(161)	211	1,057	1,249
Unrealized foreign currency (gain) loss	(5,569)	885	(6,854)	(1,317)
Acquisition-related costs and other included in other income (expense), net	85	899	85	986
Tax effect of non-GAAP adjustments	(752)	(2,043)	(1,821)	(3,327)
Non-GAAP income, net of income taxes, excluding stock-based compensation	50,326	45,448	94,025	90,754
Stock-based compensation, net of taxes	3,946	2,636	6,971	6,998
Non-GAAP income, net of income taxes	$54,272	$48,084	$100,996	$97,752
Non-GAAP diluted earnings per share	$1.44	$1.25	$2.68	$2.53

Impact of Inflation

In previous years, inflation has not had a significant impact on our operations. However, more recently we are experiencing inflationary pressure from price increases in select components driven by factors such as higher global demand, supply chain disruptions, higher labor expenses, and increased freight costs. In this environment, we are actively working with our customers to adjust pricing that helps offset the inflationary pressure on the cost of our components.

Liquidity and Capital Resources

Liquidity

We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, cash generated from current operations, and available borrowing capacity under the Revolving Facility (defined in Note 18. Credit Facility in Part I, Item 1 "Unaudited Consolidated Financial Statements").

The following table summarizes our cash, cash equivalents, and marketable securities (in thousands):

June 30, 2022
Cash and cash equivalents	$372,685
Marketable securities	2,162
Total cash, cash equivalents, and marketable securities	$374,847

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

The following table summarizes borrowings under our Credit Facility and the associated interest rate (in thousands, except for interest rates).

	June 30, 2022
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$246,969	1.271%	—
Term Loan Facility subject to a variable interest rate	138,031	2.416%	—
Revolving Facility subject to a variable interest rate	—	2.416%	0.10%
Total borrowings under the Credit Agreement	$385,000

As of June 30, 2022, we had $200.0 million in available funding under the Revolving Facility. The Term Loan Facility requires quarterly repayments of $5.0 million plus accrued interest, with the remaining balance due in September 2026.

In addition to the available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may also request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million at identical terms to our existing Credit Facility.

Dividends

In March 2021, the Board of Directors (the "Board") declared the first quarterly cash dividend since our inception as a public company. During the six months ended June 30, 2022, we paid quarterly cash dividends of $0.10 per share totaling $7.6 million. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchase

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Amount paid or accrued to repurchase shares	$17,019	$6,503	$23,613	$6,503
Number of shares repurchased	230	72	312	72
Average repurchase price per share	$74.12	$90.34	$75.68	$90.34

At June 30, 2022, the remaining amount authorized by the Board of Directors for future share repurchases was $104.8 million. In July 2022, the Board of Directors approved an increase to the share repurchase plan that changed the remaining amount authorized for future repurchases to a maximum of $200.0 million with no time limitation.

Cash Flows

A summary of our cash from operating, investing, and financing activities is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash from operating activities from continuing operations	$47,541	$88,066
Net cash from operating activities from discontinued operations	55	(377)
Net cash from operating activities	47,596	87,689
Net cash from investing activities from continuing operations	(171,255)	(32,889)
Net cash from financing activities from continuing operations	(42,840)	(26,239)
Effect of currency translation on cash and cash equivalents	(5,188)	(1,753)
Net change in cash and cash equivalents	(171,687)	26,808
Cash and cash equivalents, beginning of period	544,372	480,368
Cash and cash equivalents, end of period	$372,685	$507,176

Net Cash From Operating Activities

Net cash from operating activities from continuing operations for the six months ended June 30, 2022, was $47.5 million, as compared to $88.1 million for the same period in the prior year. The decrease of $40.6 million in net cash flows from operating activities as compared to the same period in the prior year is due to an unfavorable increase in net operating assets driven primarily by our increased investment in inventory as we attempted to mitigate supply chain constraints.

Net Cash From Investing Activities

Net cash from investing activities for the six months ended June 30, 2022 was ($171.3) million, driven by the following:

●	($145.8) million for business combinations; and
●	($25.5) million in purchases of property and equipment largely driven by investments in our manufacturing footprint and capacity.

Net cash from investing for the six months ended June 30, 2021 was ($32.9) million, driven by the following:

●	($14.2) million in purchases of property and equipment largely driven by investments in our manufacturing footprint and capacity; and
●	($18.7) million for business combinations.

Net Cash From Financing Activities

Net cash from financing activities for the six months ended June 30, 2022 was ($42.8) million and included the following:

●	($23.6) million related to repurchases of our common stock;
●	($10.0) million for repayment of long-term debt;
●	($7.6) million for dividend payments; and
●	($1.7) million in net payments related to stock-based award activities.

Net cash from financing activities for the six months ended June 30, 2021 was ($26.2) million and included the following:

●	($6.5) million related to repurchases of our common stock;
●	($8.8) million for repayment of long-term debt;
●	($3.3) million in net payments related to stock-based award activities; and
●	($7.7) million for dividend payments.

Effect of Currency Translation on Cash

During the three and six months ended June 30, 2022, currency translation had an unfavorable impact primarily due to a stronger U.S. dollar. See "Foreign Currency Exchange Rate Risk" in Part I, Item 3 of this Form 10-Q for more information.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

In the normal course of business, we have exposures to interest rate risk from our investments and credit facility. We have exposure to foreign exchange rate risk related to our foreign operations and foreign currency transactions.

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

	June 30, 2022
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$246,969	1.271%	—
Term Loan Facility subject to a variable interest rate	138,031	2.416%	—
Revolving Facility subject to a variable interest rate	—	2.416%	0.10%
Total borrowings under the Credit Agreement	$385,000

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are involved in disputes and legal actions arising in the normal course of our business. Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect on our financial condition, results of operations, or liquidity.

ITEM 1A.     RISK FACTORS

Information concerning our risk factors is contained in Part I, Item 1A, “Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in our Annual Report on Form 10-K are not the only risks that we face; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

	(in thousands, except price per share data)
January	82	$80.02	82	$121,783
February	—	$—	—	$121,783
March	—	$—	—	$121,783
First quarter	82	$80.02	82

April	—	$—	—	$121,783
May	103	$76.23	103	$113,969
June	127	$72.42	127	$104,765
Second quarter	230	$74.12	230

Total	312	$75.68	312	$104,765

The following table summarizes actions by our Board of Directors in relation to the stock repurchase program:

Date	Action
September 2015	Authorized a program to repurchase up to $150.0 million of our common stock

May 2018	Approved a $50.0 million increase in the repurchase program

December 2019	Authorized the removal of the expiration date and increased the balance available for the repurchase program by $25.1 million

July 2021	Approved an increase to the repurchase program, which authorized the Company to repurchase up to $200.0 million with no time limitation

July 2022	Approved an increase to the repurchase program from its remaining authorization of $102.4 million, to repurchase up to $200.0 million with no time limitation

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

None

ITEM 5.       OTHER INFORMATION

None

ITEM 6.       EXHIBITS

The exhibits listed in the following index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated April 1, 2022 by and among SL Power Electronics Corporation, SL Delaware Holdings, Inc., Steel Partners Holdings L.P., AEI US Subsidiary, LLC and Advanced Energy Industries, Inc.	8-K	000-26966	2.1	April 4, 2022

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	August 3, 2022	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President