Form 10-Q
period 2022-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2022-11-01
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
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

As of October 27, 2022, there were 37,383,115 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$409,053	$544,372
Accounts and other receivable, net	307,018	237,227
Inventories	409,422	338,410
Other current assets	56,289	42,225
Total current assets	1,181,782	1,162,234
Property and equipment, net	136,502	114,830
Operating lease right-of-use assets	102,226	101,769
Deposits and other assets	33,364	19,669
Goodwill	279,226	212,190
Intangible assets, net	195,807	159,406
Deferred income tax assets	45,148	47,242
TOTAL ASSETS	$1,974,055	$1,817,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,770	$193,708
Income taxes payable	33,040	9,226
Accrued payroll and employee benefits	74,035	55,833
Other accrued expenses	44,898	53,445
Customer deposits and other	24,913	22,141
Current portion of long-term debt	20,000	20,000
Current portion of operating lease liabilities	16,299	15,843
Total current liabilities	432,955	370,196
Long-term debt, net	358,132	372,733
Operating lease liabilities	94,575	95,180
Pension benefits	58,208	67,255
Deferred income tax liabilities	9,194	9,921
Other long-term liabilities	31,043	30,559
Total liabilities	984,107	945,844

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 37,393 and 37,589 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	37	38
Additional paid-in capital	128,079	115,706
Accumulated other comprehensive loss	(14,797)	(1,216)
Retained earnings	875,968	756,323
Advanced Energy stockholders' equity	989,287	870,851
Noncontrolling interest	661	645
Total stockholders' equity	989,948	871,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,974,055	$1,817,340

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales, net	$516,274	$346,093	$1,354,682	$1,059,024
Cost of sales	325,056	226,054	856,990	666,449
Gross profit	191,218	120,039	497,692	392,575

Operating expenses:
Research and development	49,760	40,578	141,383	120,865
Selling, general, and administrative	56,716	48,373	161,056	143,214
Amortization of intangible assets	7,049	5,607	19,081	16,504
Restructuring expense	121	1,272	1,178	2,521
Total operating expenses	113,646	95,830	322,698	283,104
Operating income	77,572	24,209	174,994	109,471

Other income (expense), net	8,940	495	11,347	(3,674)
Income from continuing operations, before income taxes	86,512	24,704	186,341	105,797
Provision for income taxes	11,639	3,657	29,795	10,817
Income from continuing operations	74,873	21,047	156,546	94,980
Income (loss) from discontinued operations, net of income taxes	(697)	(37)	(615)	171
Net income	$74,176	$21,010	$155,931	$95,151
Income from continuing operations attributable to noncontrolling interest	9	6	16	70
Net income attributable to Advanced Energy Industries, Inc.	$74,167	$21,004	$155,915	$95,081

Basic weighted-average common shares outstanding	37,379	38,183	37,482	38,296
Diluted weighted-average common shares outstanding	37,630	38,363	37,725	38,517

Earnings per share:
Continuing operations:
Basic earnings per share	$2.00	$0.55	$4.18	$2.48
Diluted earnings per share	$1.99	$0.55	$4.15	$2.46
Discontinued operations:
Basic earnings (loss) per share	$(0.02)	$—	$(0.02)	$—
Diluted earnings (loss) per share	$(0.02)	$—	$(0.02)	$—
Net income:
Basic earnings per share	$1.98	$0.55	$4.16	$2.48
Diluted earnings per share	$1.97	$0.55	$4.13	$2.47

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$74,176	$21,010	$155,931	$95,151
Other comprehensive income (loss), net of income taxes
Foreign currency translation	(11,671)	(3,661)	(24,442)	(9,534)
Change in fair value of cash flow hedges	2,508	172	10,447	2,179
Minimum pension benefit retirement liability	—	313	414	246
Comprehensive income	$65,013	$17,834	$142,350	$88,042
Comprehensive income attributable to noncontrolling interest	9	6	16	70
Comprehensive income attributable to Advanced Energy Industries, Inc.	$65,004	$17,828	$142,334	$87,972

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)

	Advanced Energy Industries, Inc. Stockholders' Equity

	Common Stock
				Accumulated
			Additional	Other		Non-	Total
			Paid-in	Comprehensive	Retained	controlling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Equity
Balances, December 31, 2020	38,293	$38	$105,009	$(2,605)	$712,297	$601	$815,340
Stock issued from equity plans	93	—	(4,645)	—	—	—	(4,645)
Stock-based compensation	—	—	5,701	—	—	—	5,701
Dividends declared ($0.10 per share)	—	—	—	—	(3,854)	—	(3,854)
Other comprehensive loss	—	—	—	(4,968)	—	—	(4,968)
Net income	—	—	—	—	38,668	33	38,701
Balances, March 31, 2021	38,386	38	106,065	(7,573)	747,111	634	846,275
Stock issued from equity plans	67	—	956	—	—	—	956
Stock-based compensation	—	—	3,277	—	—	—	3,277
Share repurchase	(72)	—	(199)	—	(6,304)	—	(6,503)
Dividends declared ($0.10 per share)	—	—	—	—	(3,874)		(3,874)
Other comprehensive income	—	—	—	1,035	—	—	1,035
Net income	—	—	—	—	35,409	31	35,440
Balances, June 30, 2021	38,381	38	110,099	(6,538)	772,342	665	876,606
Stock issued from equity plans	14	—	223	—	—	—	223
Stock-based compensation	—	—	3,540	—	—	—	3,540
Share repurchase	(605)	—	(1,635)	—	(50,920)	—	(52,555)
Dividends declared ($0.10 per share)	—	—	—	—	(3,857)	—	(3,857)
Other comprehensive loss	—	—	—	(3,176)	—	—	(3,176)
Net income	—	—	—	—	21,004	6	21,010
Balances, September 30, 2021	37,790	$38	$112,227	$(9,714)	$738,569	$671	$841,791

Balances, December 31, 2021	37,589	$38	$115,706	$(1,216)	$756,323	$645	$871,496
Stock issued from equity plans	52	—	(2,430)	—	—	—	(2,430)
Stock-based compensation	—	—	3,906	—	—	—	3,906
Share repurchase	(82)	—	(254)	—	(6,340)	—	(6,594)
Dividends declared ($0.10 per share)	—	—	—	—	(3,789)	—	(3,789)
Other comprehensive income	—	—	—	1,966	—	—	1,966
Net income (loss)	—	—	—	—	36,778	(14)	36,764
Balances, March 31, 2022	37,559	38	116,928	750	782,972	631	901,319
Stock issued from equity plans	63	—	763	—	—	—	763
Stock-based compensation	—	—	5,016	—	—	—	5,016
Share repurchase	(230)	(1)	(725)	—	(16,293)	—	(17,019)
Dividends declared ($0.10 per share)	—	—	—	—	(3,806)	—	(3,806)
Other comprehensive loss	—	—	—	(6,384)	—	—	(6,384)
Net income	—	—	—	—	44,970	21	44,991
Balances, June 30, 2022	37,392	37	121,982	(5,634)	807,843	652	924,880
Stock issued from equity plans	35	—	256	—	—	—	256
Stock-based compensation	—	—	5,953	—	—	—	5,953
Share repurchase	(34)	—	(112)	—	(2,230)	—	(2,342)
Dividends declared ($0.10 per share)	—	—	—	—	(3,812)	—	(3,812)
Other comprehensive loss	—	—	—	(9,163)	—	—	(9,163)
Net income	—	—	—	—	74,167	9	74,176
Balances, September 30, 2022	37,393	$37	$128,079	$(14,797)	$875,968	$661	$989,948

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,931	$95,151
Less: income (loss) from discontinued operations, net of income taxes	(615)	171
Income from continuing operations, net of income taxes	156,546	94,980
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	44,433	39,225
Stock-based compensation expense	15,008	12,819
Provision for deferred income taxes	(2,496)	(1,404)
Gain from discount on notes receivable	—	(638)
(Gain) loss on disposal and sale of assets	(4,058)	923
Changes in operating assets and liabilities, net of assets acquired
Accounts and other receivable, net	(68,591)	14,957
Inventories	(70,407)	(118,562)
Other assets	(11,858)	1,958
Accounts payable	21,630	63,404
Other liabilities and accrued expenses	7,281	8,963
Income taxes payable	25,494	(10,215)
Net cash from operating activities from continuing operations	112,982	106,410
Net cash from operating activities from discontinued operations	(81)	(523)
Net cash from operating activities	112,901	105,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of notes receivable	—	802
Purchases of property and equipment	(39,507)	(21,184)
Acquisitions, net of cash acquired	(145,779)	(18,739)
Net cash from investing activities	(185,286)	(39,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	—	85,000
Payment of debt-issuance costs	—	(1,350)
Payments on long-term borrowings	(15,000)	(8,750)
Dividend payments	(11,407)	(11,585)
Purchase and retirement of common stock	(25,955)	(56,625)
Net payments related to stock-based awards	(1,411)	(3,136)
Net cash from financing activities	(53,773)	3,554

EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(9,161)	(2,765)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(135,319)	67,555
CASH AND CASH EQUIVALENTS, beginning of period	544,372	480,368
CASH AND CASH EQUIVALENTS, end of period	$409,053	$547,923

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,965	$2,896
Cash paid for income taxes	$5,393	$25,271

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

Our plasma power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip and deposition. Our broad portfolios of high and low voltage power products are used in a wide range of applications, such as semiconductor equipment, industrial production, medical and life science equipment, data center and telecommunication. We also supply related sensing, controls, and instrumentation products for advanced measurement and calibration of radio frequency ("RF") power and temperature, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for multiple industrial markets. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, refurbishments, and used equipment to companies using our products.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly Advanced Energy’s financial position as of September 30, 2022, and the results of our operations and cash flows for the three and nine months ended September 30, 2022 and 2021.

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

We adopted ASU 2021-08 on a prospective basis effective January 1, 2022. The adoption will impact business combinations subsequent to that date and require recognition and measurement of acquired contract assets and liabilities in accordance with ASC 606. Specifically, we will account for the related revenue contracts of the acquiree as if we originated the contracts. Adoption of ASU 2021-08 did not impact acquired contract assets or liabilities from prior business combinations.

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

Preliminary Fair Value September 30, 2022
Current assets and liabilities, net	$12,013
Property and equipment	3,927
Operating lease right-of-use assets	4,996
Deferred taxes and other liabilities	(1,164)
Intangible assets	57,600
Goodwill	71,003
Operating lease liability	(4,996)
Total fair value of net assets acquired	$143,379

The following table summarizes the intangible assets acquired:

		Amortization	Useful Life
	Fair Value	Method	(in years)
Customer relationships	$50,500	Straight-line	10
Technology	7,100	Straight-line	5
Total	$57,600

To estimate the fair value of intangible assets, we used a multi-period excess earnings approach for the customer relationships and a relief from royalty approach for developed technology. Goodwill represents SL Power’s assembled workforce and expected operating synergies from combining operations and approximately 85% is expected to be deductible for tax purposes. We are still evaluating the fair value for the assets acquired and liabilities assumed. Accordingly, the purchase price allocation presented above is preliminary.

We included SL Power’s results of operations in our consolidated financial statements from the date of acquisition. The following table summarizes SL Power’s contribution to sales in our Consolidated Statements of Operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Sales, net	$16,659	$29,604

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

Fair Value
Current assets and liabilities, net	$3,475
Property and equipment	755
Operating lease right-of-use assets	425
Intangible assets	6,900
Goodwill (deductible for tax purposes)	5,917
Other	6
Operating lease liability	(425)
Total fair value of net assets acquired	$17,053

Goodwill represents TEGAM’s assembled workforce and expected operating synergies from combining operations. We included TEGAM’s results of operations in our consolidated financial statements from the date of acquisition.

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

Our power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip and deposition, high and low voltage applications such as process control, medical equipment, life science applications, industrial technology and production, scientific instruments, clean technology production, advanced material production, temperature-critical material processing, data center computing, networking, and

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

telecommunication. We also supply related sensing, controls, and instrumentation products for advanced measurement and calibration of RF power and temperature, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for multiple industrial markets. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, refurbishments, and used equipment to companies using our products.

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

Remaining Performance obligations

Our remaining performance obligations primarily relate to customer purchase orders for products we have not yet shipped. We expect to fulfill the majority of these performance obligations within one year. As a result, we elected not to disclose the amount of these remaining performance obligations.

Disaggregation of revenue

The following tables present additional information regarding our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Semiconductor Equipment	$266,600	$173,441	$698,354	$530,828
Industrial and Medical	119,587	80,800	307,436	242,412
Data Center Computing	87,542	62,231	232,941	190,843
Telecom and Networking	42,545	29,621	115,951	94,941
Total	$516,274	$346,093	$1,354,682	$1,059,024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product	$471,627	$312,389	$1,238,480	$956,790
Services	44,647	33,704	116,202	102,234
Total	$516,274	$346,093	$1,354,682	$1,059,024

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$197,205	$139,089	$530,240	$410,212
North America (excluding U.S.)	40,910	24,708	96,713	77,067
Asia	215,401	135,838	557,629	434,232
Europe	61,456	44,838	157,972	129,751
Other	1,302	1,620	12,128	7,762
Total	$516,274	$346,093	$1,354,682	$1,059,024

During the three months ended September 30, 2022, Applied Materials, Inc. and Lam Research Corporation accounted for 19% and 15%, respectively, of our total revenue compared to 22% and 11%, respectively, of our total revenue during the same period in the prior year. During the nine months ended September 30, 2022, Applied Materials, Inc. and Lam Research Corporation accounted for 20% and 14%, respectively, of our total revenue compared to 21% and 10%, respectively, of our total revenue during the same period in the prior year.

NOTE 4.    INCOME TAXES

The following table summarizes tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from continuing operations, before income taxes	$86,512	$24,704	$186,341	$105,797
Provision for income taxes	$11,639	$3,657	$29,795	$10,817
Effective tax rate	13.5%	14.8%	16.0%	10.2%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2022 and 2021, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for the three months ended September 30, 2022 was lower than the same period in 2021 primarily due to the cumulative year to date impact of increased earnings in 2022 and the resulting mix of earnings by geography. The effective tax rate for the nine months ended September 30, 2022 was higher than the same period in 2021 primarily due to beneficial discrete items occurring in 2021 not recurring in 2022, and by the capitalization and amortization of research and development expenses rather than immediately expensing them starting in 2022 as required by the 2017 Tax Cuts and Jobs Act.

Under the 2017 Tax Cuts and Jobs Act enacted in December 2017, research and development expenses incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it may materially increase future cash taxes beginning in 2023.

The Inflation Reduction Act (“IRA”) and CHIPS and Science Act (“CHIPS Act”) were both enacted in August 2022. The IRA introduced new provisions including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period and a 1% excise tax surcharge on stock repurchases. The CHIPS Act provides a variety of incentives associated with investments in domestic semiconductor manufacturing and related activities. Both Acts are applicable for tax years beginning after December 31, 2022 and had no impact to our consolidated financial statements in the nine months ended September 30, 2022.

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

The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from continuing operations	$74,873	$21,047	$156,546	$94,980
Less: income from continuing operations attributable to noncontrolling interest	9	6	16	70
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$74,864	$21,041	$156,530	$94,910

Basic weighted-average common shares outstanding	37,379	38,183	37,482	38,296
Assumed exercise of dilutive stock options and restricted stock units	251	180	243	221
Diluted weighted-average common shares outstanding	37,630	38,363	37,725	38,517

Continuing operations:
Basic earnings per share	$2.00	$0.55	$4.18	$2.48
Diluted earnings per share	$1.99	$0.55	$4.15	$2.46

Share Repurchase

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Amount paid or accrued to repurchase shares	$2,342	$52,555	$25,955	$59,058
Number of shares repurchased	34	605	346	677
Average repurchase price per share	$69.39	$86.93	$75.07	$87.30

There were no shares repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

In July 2022, the Board of Directors approved an increase to the share repurchase plan that increased the remaining amount authorized for future repurchases to a maximum of $200.0 million with no time limitation. At September 30, 2022, the remaining amount authorized by the Board of Directors for future share repurchases was $200.0 million.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 6.     FAIR VALUE MEASUREMENTS

The following tables present information about our assets and liabilities measured at fair value on a recurring basis.

		September 30, 2022
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Other current assets	$—	$2,120	$—	$2,120
Foreign currency forward contracts	Other current assets	—	208	—	208
Interest rate swaps	Deposits and other assets	—	16,113	—	16,113
Total assets measured at fair value on a recurring basis		$—	$18,441	$—	$18,441

Liabilities:
Contingent consideration	Other current liabilities	$—	$—	$1,779	$1,779
Total liabilities measured at fair value on a recurring basis		$—	$—	$1,779	$1,779

		December 31, 2021
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Other current assets	$—	$2,296	$—	$2,296
Interest rate swaps	Deposits and other assets	—	2,739	—	2,739
Total assets measured at fair value on a recurring basis		$—	$5,035	$—	$5,035

Liabilities:
Contingent consideration	Other current liabilities	$—	$—	$1,738	$1,738
Total liabilities measured at fair value on a recurring basis		$—	$—	$1,738	$1,738

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 7.    DERIVATIVE FINANCIAL INSTRUMENTS

Changes in foreign currency exchange rates impact us. We may manage these risks through the use of derivative financial instruments, primarily forward contracts with banks. These forward contracts manage the exchange rate risk associated with assets and liabilities denominated in nonfunctional currencies. Typically, we execute these derivative instruments for one-month periods and do not designate them as hedges; however, they do partially offset the economic fluctuations of certain of our assets and liabilities due to foreign exchange rate changes.

The following table summarizes the notional amount of outstanding foreign currency forward contracts:

	September 30,	December 31,
	2022	2021
Foreign currency forward contracts	$83,760	$—

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

The following table summarizes the notional amount of our qualified hedging instruments:

	September 30,	December 31,
	2022	2021
Interest rate swap contracts	$242,594	$255,719

The following table summarizes the balances recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets for qualifying hedges.

	September 30,	December 31,
	2022	2021
Interest rate swap contract gains	$12,427	$2,107

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 8.    ACCOUNTS AND OTHER RECEIVABLES, NET

We record accounts and other receivables at net realizable value. Components of accounts and other receivables, net of reserves, were as follows:

	September 30,	December 31,
	2022	2021
Amounts billed, net	$289,007	$217,549
Unbilled receivables	18,011	19,678
Total receivables, net	$307,018	$237,227

"Amounts billed, net" represents amounts invoiced to customers in accordance with our terms and conditions and includes an allowance for expected credit losses. These receivables are short term in nature and do not include any financing components.

"Unbilled receivables" consist of amounts where we satisfied our contractual obligations associated with customer inventory stocking agreements. Such amounts typically become billable upon the customer’s consumption of the inventory. We anticipate invoicing and collecting substantially all unbilled receivables within the next twelve months.

The following table summarizes the changes in expected credit losses:

December 31, 2021	$5,784
Additions	441
Deductions - write-offs, net of recoveries	(4,170)
Foreign currency translation	(30)
September 30, 2022	$2,025

NOTE 9.    INVENTORIES

Inventories are valued at the lower of cost or net realizable value and computed on a first-in, first-out basis. Components of inventories were as follows:

	September 30,	December 31,
	2022	2021
Parts and raw materials	$311,748	$261,365
Work in process	28,860	24,222
Finished goods	68,814	52,823
Total	$409,422	$338,410

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 10.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following:

	Estimated Useful	September 30,	December 31,
	Life (in years)	2022	2021
Buildings, machinery, and equipment	5 to 25	$149,877	$134,635
Computer equipment, furniture, fixtures, and vehicles	3 to 5	34,557	33,490
Leasehold improvements	2 to 10	61,804	48,370
Construction in process		16,787	5,914
		263,025	222,409
Less: Accumulated depreciation		(126,523)	(107,579)
Property and equipment, net		$136,502	$114,830

The following table summarizes depreciation expense. All depreciation expense is recorded in income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$8,507	$7,874	$25,352	$22,721

NOTE 11.    GOODWILL

The following table summarizes the changes in goodwill:

December 31, 2021	$212,190
Measurement period adjustments	40
Additions from acquisition	71,003
Foreign currency translation	(4,007)
September 30, 2022	$279,226

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 12.    INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$96,027	$(43,146)	$52,881
Customer relationships	166,018	(40,325)	125,693
Trademarks and other	26,864	(9,631)	17,233
Total	$288,909	$(93,102)	$195,807

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$91,461	$(35,854)	$55,607
Customer relationships	118,706	(34,187)	84,519
Trademarks and other	27,244	(7,964)	19,280
Total	$237,411	$(78,005)	$159,406

At September 30, 2022, the weighted average remaining useful life of intangibles subject to amortization was approximately 9.3 years.

Amortization expense related to intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$7,049	$5,607	$19,081	$16,504

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2022 (remaining)	$7,014
2023	28,058
2024	25,072
2025	20,905
2026	19,189
Thereafter	95,569
Total	$195,807

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Severance and related charges	$121	$676	$833	$1,270
Facility relocation and closure charges	—	596	345	1,251
Total restructuring charges	$121	$1,272	$1,178	$2,521

Cumulative Cost
Through
September 30,
2022
Severance and related charges	$21,213
Facility relocation and closure charges	7,160
Total restructuring charges	$28,373

Our restructuring liabilities are included in other accrued expenses in our Consolidated Balance Sheets and related primarily to severance and related charges. Changes in restructuring liabilities were as follows:

December 31, 2021	$9,263
Costs incurred and charged to expense	1,178
Costs paid or otherwise settled	(8,623)
Effects of changes in exchange rate	(24)
September 30, 2022	$1,794

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

Our estimated warranty obligation is included in other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

December 31, 2021	$3,350
Additions from acquisitions	181
Increases to accruals	4,820
Warranty expenditures	(2,431)
Effect of changes in exchange rates	(98)
September 30, 2022	$5,822

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 15.    LEASES

Components of operating lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$5,613	$5,735	$17,061	$17,708
Short-term and variable lease cost	1,177	578	3,516	1,704
Total operating lease cost	$6,790	$6,313	$20,577	$19,412

Maturities of our operating lease liabilities are as follows:

Year Ending December 31,
2022 (remaining)	$5,421
2023	20,029
2024	17,518
2025	14,515
2026	13,190
Thereafter	68,353
Total lease payments	139,026
Less: Interest	(28,152)
Present value of lease liabilities	$110,874

	September 30,	December 31,
	2022	2021
Weighted average remaining lease term (in years)	9.1	9.8
Weighted average discount rate	4.6%	4.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for operating leases	$5,557	$6,058	$16,642	$18,037
Right-of-use assets obtained in exchange for operating lease liabilities	$2,222	$7,169	$14,433	$14,402

NOTE 16.    STOCK-BASED COMPENSATION

As of September 30, 2022, we had two active stock-based incentive compensation plans: the 2017 Omnibus Incentive Plan (the "2017 Plan") and the Employee Stock Purchase Plan ("ESPP"). We issue all new equity compensation grants under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

The following table summarizes information related to our stock-based incentive compensation plans:

September 30, 2022
Shares available for future issuance under the 2017 Omnibus Incentive Plan	1,536
Shares available for future issuance under the Employee Stock Purchase Plan	642

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

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$6,022	$3,674	$15,008	$12,819

Changes in our RSUs were as follows:

	Nine Months Ended September 30, 2022
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
RSUs outstanding at beginning of period	627	$76.37
RSUs granted	525	$73.38
RSUs vested	(145)	$84.99
RSUs forfeited	(248)	$60.74
RSUs outstanding at end of period	759	$77.77

Changes in our stock options were as follows:

	Nine Months Ended September 30, 2022
		Weighted-
		Average
	Number of	Exercise Price
	Options	per Share
Options outstanding at beginning of period	112	$24.41
Options granted	76	$85.97
Options exercised	(25)	$23.30
Options outstanding at end of period	163	$53.10

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

The following table summarizes borrowings under our Credit Facility and the associated interest rate.

	September 30, 2022
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$242,594	1.271%	—
Term Loan Facility subject to a variable interest rate	137,406	3.865%	—
Revolving Facility subject to a variable interest rate	—	3.865%	0.10%
Total borrowings under the Credit Agreement	$380,000

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

	September 30,	December 31,
	2022	2021
Available capacity on Revolving Facility	$200,000	$200,000

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

The fair value of the Term Loan Facility approximates the outstanding balance of $380.0 million as of September 30, 2022.

The debt obligation on our Consolidated Balance Sheets consists of the following:

	September 30,	December 31,
	2022	2021
Term Loan Facility	$380,000	$395,000
Less: debt discount	(1,868)	(2,267)
Total debt	378,132	392,733
Less current portion of long-term debt	(20,000)	(20,000)
Total long-term debt	$358,132	$372,733

Contractual maturities of our debt obligations, excluding amortization of debt issuance costs, are as follows:

Year Ending December 31,
2022 (remaining)	$5,000
2023	20,000
2024	20,000
2025	20,000
2026	315,000
Total	$380,000

Interest expense and unused line of credit fees were recorded in other income (expense), net in our Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$1,842	$1,009	$4,303	$2,973
Amortization of debt issuance costs	136	420	413	669
Unused line of credit fees and other	51	41	152	116
Total interest expense	$2,029	$1,470	$4,868	$3,758

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

Risks and uncertainties to which our forward-looking statements are subject include:

●	macroeconomic risks, including supply chain cost increases and other inflationary pressures, recession, changes in financial markets, economic volatility and cyclicality, higher interest rates, labor shortages, foreign currency fluctuations, and pricing controls;
●	political and geographical risks, including trade and export controls, war, terrorism, international disputes and geopolitical tensions, natural disasters, public health issues, and industrial accidents;
●	sufficiency and availability of components and materials;
●	our level of and ability to manage backlog orders;
●	our ability to develop new products expeditiously and be successful in the design win process with our customers;
●	the ability to stay on the leading edge of innovation and obtain and defend necessary intellectual property protections;
●	our future sales;
●	our future profitability;
●	our competition;
●	market acceptance of, and demand for, our products;
●	the fair value of our assets and financial instruments;
●	research and development expenses;
●	selling, general, and administrative expenses;
●	sufficiency and availability of capital resources;
●	ability to obtain equity or debt financing on favorable terms;
●	capital expenditures;
●	our production and operations strategy;

●	our share repurchase program;
●	our tax assets and liabilities;
●	our other commitments and contingent liabilities;
●	adequacy of our reserve for excess and obsolete inventory;
●	adequacy of our warranty reserves;
●	adequacy of reserves for bad debt, sales returns, and other reserves or impairments;
●	our estimates of the fair value of assets acquired;
●	restructuring activities and expenses;
●	unanticipated costs in fulfilling our warranty obligations for solar inverters;
●	the integration of our acquisitions;
●	industry trends;
●	our acquisition, divestiture, and joint venture activities; and
●	cost fluctuations and pressures, including prices of components, commodities and raw materials, and costs of labor, transportation, energy, pension, and healthcare.

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

Our plasma power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch, strip and deposition. Our broad portfolios of high and low voltage power products are used in a wide range of applications, such as semiconductor equipment, industrial production, medical and life science equipment, data center and telecommunication. We also supply related sensing, controls, and instrumentation products for advanced measurement and calibration of radio frequency ("RF") power and temperature, electrostatic instrumentation products for test and measurement applications, and gas sensing and monitoring solutions for multiple industrial markets. Our network of global service support centers provides a recurring revenue opportunity as we offer repair services, conversions, upgrades, refurbishments, and used equipment to companies using our products.

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

At the beginning of 2020 we saw the spread of COVID-19, which grew into a global pandemic. Our focus on providing a healthy and safe working environment for our employees led to intermittent shutdowns of our manufacturing facilities to implement new health and safety protocols and additional investments to comply with government guidelines. Since 2020, there have been periods when some of our manufacturing facilities were not operating or were operating at reduced capacity due to government mandates to restrict travel, maintain social distancing, and implement health and safety procedures. Additionally, during 2022, restrictions related to COVID-19, particularly in China, and disruptions in an already challenged global supply chain that disrupted our workforce and limited the availability of certain materials, parts, subcomponents, and subassemblies needed for production, have impacted our ability to fulfill product shipments to meet customer demand and contributed to increased backlog.

Although COVID-19 has impacted our revenues and manufacturing efficiency for almost three years, COVID-19 has not materially impacted our liquidity, our ability to access capital, our ability to comply with our debt covenants or the fair value of our assets. Additionally, we believe the accommodations we have made to our work environment, including employees utilizing work-from-home arrangements where necessary, will not impact our ability to maintain effective internal controls over financial reporting.

The shortage of critical components was caused by a variety of factors including increased demand for electronic components used in a wide variety of industries, the pandemic-driven rise in consumer demand for technology goods, logistics-related disruptions in shipping, and capacity limitations at some suppliers due to COVID-19 and its variants, labor shortages, and other factors. These supply constraints have led to longer lead times in procuring materials and subcomponents and, in some cases, higher costs and inventory level requirements. We have implemented measures to improve supply of critical materials and components and to mitigate the impact of these higher input costs, and these actions have enabled us to better meet customer demand. However, it is not clear how long supply constraint conditions will continue, how quickly it may recover, the extent to which our mitigating actions will be successful, or to what extent we can recover our higher costs.

Looking forward, we expect that for the remainder of 2022 customer demand will remain strong across many of our served markets; however, our ability to procure critical components to meet our customers’ needs will continue to be limited by the ongoing constraints in the global supply chain. In addition, recent increases in global inflation, interest rates, financial market volatility, geopolitical tensions, additional export controls, and other factors impacting macroeconomic growth may impact future demand and our cost base. Most recently, in October of 2022, additional restrictions were announced by the US Commerce Department related to the export of semiconductor equipment for advanced computing chips that may have a negative impact on our semiconductor demand, backlog, and revenues. As such, our forward-looking projections of revenues, earnings, and cash flow may be adversely impacted if any of these situations continue or further deteriorates.

Semiconductor Equipment Market

Growth in the Semiconductor Equipment market is driven by growing integrated circuits content across many industries such as processing and storage in advanced applications including artificial intelligence, edge and cloud computing, autonomous and electric vehicles, and the rapid adoption of advanced mobile connectivity solutions such as 5G which enhances existing and enables new wireless applications. To address the long-term growing demand for semiconductor devices, the industry continues to invest in production capacities for both leading-edge and trailing-edge nodes, logic devices, the latest memory devices, back-end test, and advanced wafer-level packaging. The industry’s transition to advanced technology nodes in logic and DRAM and to increased layers in 3D NAND memory devices require an increased number of plasma-based etch and deposition process tools and higher content of our advanced power solutions per tool. As etching and deposition processes become more challenging due to increasing aspect ratios in advanced 3D devices, more advanced radio frequency ("RF") and direct current ("DC") plasma generation technologies are needed. We strive to meet these challenges by providing a broader range of more complex RF and DC power solutions. Beyond etch and deposition processes, the growing complexity at the advanced nodes also drive a higher number of other processes across the wafer fab, including inspection, metrology, thermal, ion implantation, and semiconductor test and assembly, where Advanced Energy is actively participating as a critical technology provider. In addition, our global support services group offers comprehensive local repair service, upgrade, and retrofit offerings to extend the useable life of our customers’ capital equipment for additional technology generations. Our strategy in the Semiconductor Equipment market is to defend our proprietary positions in our core applications including with new design and product generations, grow our market position in applications where we have lower share, such as remote plasma source and dielectric etch, and leverage our product portfolio in areas such as embedded power, high voltage power systems, and critical sensing and controls to grow our share and contents at our key original equipment manufacturer ("OEM") customers.

The Semiconductor Equipment market continues to experience demand growth driven by higher semiconductor contents across many industries, increased capital intensity at the leading-edge process nodes, semiconductor device makers investing in the trailing-edge nodes due to supply constraints and increased regional investments of semiconductor capacities. Advanced Energy participated in this market growth by delivering record revenue from the Semiconductor Equipment market in 2021 and in the first nine months of 2022, even with the negative impact of the global supply constraints. While demand continued to be strong through the third quarter of 2022, overcapacity in the memory market, changing macroeconomic conditions, and new export restrictions to China for certain semiconductor equipment may negatively impact our demand, backlog, and revenue levels. Long-term drivers for demand growth in this market include investment in new fab capacities driven by growing demand for semiconductor devices for a wide range of applications, the continued transition to next generation processing nodes, and increased complexity of advanced process requiring more complex and innovative power solutions. Overall, we expect to continue to invest in both increasing our capacity and capability to meet the expected long-term market demand for our products.

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

Growth in the Industrial and Medical market is driven by growth investments in complex manufacturing processes or automation, increased adoption of smart power, sensing, and control solutions across many industrial applications, new investments in clean and sustainable technologies, and growing investments in medical devices and life science equipment. Our strategy in the Industrial and Medical market is to expand our product offerings and channel reach, leveraging common platforms, derivatives, and customizations to further penetrate a broader set of applications, such as medical, test and measurement, indoor farming, and many other applications.

During 2021 and the first nine months of 2022, we saw increased demand in the Industrial and Medical market as our customers increased investments in their production capacity and the medical technology industry recovered from the pandemic-related slowdown. In the first nine months of 2022, overall customer demand increased compared to the same period in the prior year, but supply constraints of critical components limited our ability to fulfill product shipments at the level of customer demand. We expect product delivery and revenue levels will continue to be primarily dependent on resolving supply constraints. It is not clear how long these supply constraints will persist or on what timelines our supply may recover.

Data Center Computing Markets

Advanced Energy serves the Data Center Computing market with industry leading power conversion products and technologies, which we sell to OEMs and original design manufacturers ("ODMs") of data center server and storage systems, as well as cloud service providers and their partners. Driven by the growing adoption of cloud computing, market demand for server and storage equipment shifted from traditional enterprise on-premises computing to the data center, driving investments in data center infrastructure. In addition, the data center industry started to transition to 48 Volt infrastructure, where 48 Volt DC power replaces 12 Volt in server racks to improve overall power efficiency. Advanced Energy benefits from these trends by leading the industry in providing high-efficiency 48 Volt server power solutions to the data center industry. Further, demand for edge computing is growing, driven by the need for faster processing, lower latency, higher data security, and more reliability than traditional cloud computing. Due to its wide range of many unique configurations and requirements, edge computing creates additional opportunities for Advanced Energy. Lastly, the rapid growth and adoption of artificial intelligence and machine learning are driving accelerated demand for server and storage racks with increased power density and higher efficiency, which complements Advanced Energy’s strengths. With a growing presence at both cloud service providers and industry-leading data center server and storage vendors, we believe Advanced Energy is well positioned to continue to capitalize on the ongoing shift towards cloud computing. Our strategy in the Data Center and Computing market is to penetrate selected additional customers and profitable applications based on our differentiated capability and competitive strengths in power density, efficiency, and controls.

Customer demand for our products rose during the past two years as COVID-19 accelerated demand for cloud and network applications. However, our 2021 revenue declined year over year due to the limited availability of parts given global supply constraints, which prevented us from producing products to meet the growing customer demand. Revenue in this market in the first nine months of 2022 increased compared to the same period in the prior year as demand grew and we were able to secure additional critical components. However, the supply of the critical components remains highly constrained, impacting our ability to fulfill product shipments at the level of customer demand. It is not clear how long these supply constraints will persist or how quickly our supply may recover.

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

During 2021, revenue declined on an annual basis as a result of the limited availability of parts given global supply constraints and our internal decision to optimize our portfolio toward higher margin and value-added applications for the Telecom and Networking market. Revenue increased in the first nine months of 2022 compared to the same period in the prior year due to increased customer demand and our ability to secure additional critical components. For the remainder of 2022, we expect demand to remain strong in this market driven by investments in 5G infrastructure in the U.S. and Europe and new design wins but the supply constraint condition continues to negatively impact our ability to fulfill product shipments at the level of customer demand. It is not clear how long these supply shortages will persist or how quickly our supply may recover. In addition, deteriorating macroeconomic conditions including higher interest rates and potential recession may impact our demand levels in 2023.

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

The following table sets forth certain data derived from our Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$516,274	$346,093	$1,354,682	$1,059,024
Gross profit	191,218	120,039	497,692	392,575
Operating expenses	113,646	95,830	322,698	283,104
Operating income from continuing operations	77,572	24,209	174,994	109,471
Other income (expense), net	8,940	495	11,347	(3,674)
Income from continuing operations before income taxes	86,512	24,704	186,341	105,797
Provision for income taxes	11,639	3,657	29,795	10,817
Income from continuing operations	$74,873	$21,047	$156,546	$94,980

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.0	34.7	36.7	37.1
Operating expenses	22.0	27.7	23.8	26.7
Operating income from continuing operations	15.0	7.0	12.9	10.3
Other income (expense), net	1.7	0.1	0.8	(0.3)
Income from continuing operations before income taxes	16.8	7.1	13.8	10.0
Provision for income taxes	2.3	1.1	2.2	1.0
Income from continuing operations	14.5%	6.1%	11.6%	9.0%

SALES, NET

The following tables summarize net sales and percentages of net sales, by markets (in thousands):

	Three Months Ended September 30,		Change 2022 v. 2021
	2022	2021	Dollar	Percent
Semiconductor Equipment	$266,600	$173,441	$93,159	53.7%
Industrial and Medical	119,587	80,800	38,787	48.0
Data Center Computing	87,542	62,231	25,311	40.7
Telecom and Networking	42,545	29,621	12,924	43.6
Total	$516,274	$346,093	$170,181	49.2%

	Nine Months Ended September 30,		Change 2022 v. 2021
	2022	2021	Dollar	Percent
Semiconductor Equipment	$698,354	$530,828	$167,526	31.6%
Industrial and Medical	307,436	242,412	65,024	26.8
Data Center Computing	232,941	190,843	42,098	22.1
Telecom and Networking	115,951	94,941	21,010	22.1
Total	$1,354,682	$1,059,024	$295,658	27.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Semiconductor Equipment	51.6%	50.1%	51.6%	50.1%
Industrial and Medical	23.2	23.3	22.7	22.9
Data Center Computing	17.0	18.0	17.2	18.0
Telecom and Networking	8.2	8.6	8.5	9.0
Total	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES

The following tables summarize our operating expenses (in thousands) and as a percentage of sales:

	Three Months Ended September 30,
	2022		2021
Research and development	$49,760	9.6%	$40,578	11.7%
Selling, general, and administrative	56,716	11.0	48,373	14.0
Amortization of intangible assets	7,049	1.4	5,607	1.6
Restructuring charges	121	—	1,272	0.4
Total operating expenses	$113,646	22.0%	$95,830	27.7%

	Nine Months Ended September 30,
	2022		2021
Research and development	$141,383	10.4%	$120,865	11.4%
Selling, general, and administrative	161,056	11.9	143,214	13.5
Amortization of intangible assets	19,081	1.4	16,504	1.6
Restructuring charges	1,178	0.1	2,521	0.2
Total operating expenses	$322,698	23.8%	$283,104	26.7%

SALES AND BACKLOG

Total Sales

Sales increased $170.2 million, or 49.2%, to $516.3 million for the three months ended September 30, 2022 and $295.7 million, or 27.9%, to $1,354.7 million for the nine months ended September 30, 2022 as compared to the same periods in the prior year.

The increase in sales was primarily due to increased demand for our products across all our markets and measures we took to improve material availability and capacity, which allowed us to better meet the higher demand. During the three and nine months ended September 30, 2022, the acquisition of SL Power contributed $16.7 million and $29.6 million, respectively, to our total sales. For additional information, see Note 2. Acquisitions in Part I, Item 1 "Unaudited Consolidated Financial Statements."

Revenues in the first nine months of 2022 continued to be impacted relative to demand across our markets by supply constraints for certain integrated circuits and other components, which limited our ability to fulfill product shipments to meet our total demand. As a result, we saw an increase in backlog, as indicated in the table below.

Backlog

The following table summarizes our backlog (in thousands):

	September 30,	December 31,	September 30,	Change from Year End		Change from Same Period One Year Ago
	2022	2021	2021	Dollar	Percent	Dollar	Percent
Backlog	$1,093,026	$927,810	$771,433	$165,216	17.8%	$321,593	41.7%

Backlog represents outstanding orders for products we expect to deliver within the next 12 months. Backlog increased from the end of last year and the same period one year ago due to the global supply constraint environment, resulting in customers placing larger orders than historical levels in anticipation of longer-term demand and our lead time extending. We believe these higher backlog levels provide some level of revenue protection if demand levels are reduced due to macroeconomic factors.

Backlog at any particular date is not necessarily indicative of actual sales which may be generated for any succeeding period. In addition, there is uncertainty of the timing of when backlog can convert into revenue due to supply constraints. Because our customers generally order on a purchase order basis, they can typically cancel, change, or delay product purchase commitments with little or no notice.

Sales by Market

Sales in the Semiconductor Equipment market increased $93.2 million, or 53.7%, to $266.6 million for the three months ended September 30, 2022 and $167.5 million, or 31.6%, to $698.4 million for the nine months ended September 30, 2022 as compared to the same periods in the prior year. The increase in sales during 2022 is primarily due to growth in the Semiconductor Equipment market, improving parts availability, increases in factory output, market share gains in selected areas, and expansion of our product portfolio.

Sales in the Industrial and Medical market increased $38.8 million, or 48.0%, to $119.6 million for the three months ended September 30, 2022 and $65.0 million, or 26.8%, to $307.4 million for the nine months ended September 30, 2022, as compared to the same periods in the prior year. The increase in sales relative to the same period in the prior year is primarily due to increased demand for our products, improving material availability, market share gains in selected areas, and the incremental sales from our acquisition of SL Power.

Sales in the Data Center Computing market increased $25.3 million, or 40.7%, to $87.5 million for the three months ended September 30, 2022 and increased $42.1 million, or 22.1%, to $232.9 million for the nine months ended September 30, 2022 as compared to the same periods in the prior year. The increase in Data Center Computing market sales during the nine months ended September 30, 2022 is due in part to the early 2021 digestion of equipment at key accounts and better supply availability, which enabled us to partially fulfill product shipments against higher customer demand.

Sales in the Telecom and Networking market increased $12.9 million, or 43.6%, to $42.5 million for the three months ended September 30, 2022 and $21.0 million, or 22.1%, to $116.0 million for the nine months ended September 30, 2022 as compared to the same periods in the prior year. The increase in sales was primarily due to increased demand in the Telecom and Networking market and improved material availability.

GROSS PROFIT

For the three months ended September 30, 2022, gross profit increased $71.2 million to $191.2 million, or 37.0% of revenue, as compared to $120.0 million, or 34.7% of revenue, in the same period in the prior year. For the nine months ended September 30, 2022, gross profit increased $105.1 million to $497.7 million, or 36.7% of revenue, as compared to $392.6 million, or 37.1% of revenue, in the same period in the prior year.

The increase in gross profit as a percent of revenue for the three months ended September 30, 2022 is largely due to operational leverage on sales growth. The decrease in gross profit as a percent of revenue for the nine months ended September 30, 2022 is largely related to higher material and freight costs, productivity inefficiencies, and other supply chain related costs. These factors began to affect Advanced Energy primarily in the second quarter of 2021.

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

Research and development expenses increased $9.2 million to $49.8 million for the three months ended September 30, 2022 and increased $20.5 million to $141.4 million for the nine months ended September 30, 2022 as compared to the same periods in the prior year. The increase in research and development expense is related to the acquisitions of SL Power and TEGAM, increased headcount and associated costs, outside technical services, engineering materials and higher variable compensation related costs, as we invest in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs.

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

Selling, general and administrative ("SG&A") expenses increased $8.3 million to $56.7 million for the three months ended September 30, 2022 and increased $17.8 million to $161.1 million for the nine months ended September 30, 2022 as compared to the same periods in the prior year. The increase in SG&A is principally related to acquisition related activities, sales commissions driven by higher revenue, an increase in headcount, and an increase in variable compensation.

Amortization of Intangibles

Amortization expense increased $1.4 million to $7.0 million during the three months ended September 30, 2022 and increased $2.6 million to $19.1 million for the nine months ended September 30, 2022, as compared to the same periods in the prior year. The increase is primarily driven by incremental amortization of newly acquired intangible assets. For additional information, see Note 2. Acquisitions and Note 12. Intangible Assets in Part I, Item 1 "Unaudited Consolidated Financial Statements."

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

Other income (expense), net increased $8.4 million to $8.9 million for the three months ended September 30, 2022 and increased $15.0 million to $11.3 million for the nine months ended September 30, 2022 as compared to the same periods in the prior year. The increase in income between periods is primarily a result of higher unrealized foreign exchange gains due to the strengthening US dollar compared to our other foreign currencies and a one-time gain on the sale of intellectual property from a previous acquisition. This was partially offset by higher interest expense on increasing interest rates.

PROVISION FOR INCOME TAXES

The following table summarizes tax expense (in thousands) and the effective tax rate for our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from continuing operations, before income taxes	$86,512	$24,704	$186,341	$105,797
Provision for income taxes	$11,639	$3,657	$29,795	$10,817
Effective tax rate	13.5%	14.8%	16.0%	10.2%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2022 and 2021, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for the three months ended September 30, 2022 was lower than the same period in 2021 primarily due to the cumulative year to date impact of increased earnings in 2022 and the resulting mix of earnings by geography. The effective tax rate for the nine months ended September 30, 2022 was higher than the same period in 2021 primarily due to beneficial discrete items occurring in 2021 not recurring in 2022, and by the capitalization and amortization of research and development expenses rather than immediately expensing them starting in 2022 as required by the 2017 Tax Cuts and Jobs Act.

Under the 2017 Tax Cuts and Jobs Act enacted in December 2017, research and development expenses incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it may materially increase future cash taxes beginning in 2023.

The Inflation Reduction Act (“IRA”) and CHIPS and Science Act (“CHIPS Act”) were both enacted in August 2022. The IRA introduced new provisions including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period and a 1% excise tax surcharge on stock repurchases. The CHIPS Act provides a variety of incentives associated with investments in domestic semiconductor manufacturing and related activities. Both Acts are applicable for tax years beginning after December 31, 2022 and had no impact to our consolidated financial statements in the nine months ended September 30, 2022.

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

The non-GAAP results presented below exclude the impact of non-cash related charges, such as stock-based compensation, amortization of intangible assets, and non-economic foreign exchange gains and losses. In addition, they exclude discontinued operations and other non-recurring items such as acquisition-related costs and restructuring expenses, as they are not indicative of future performance. The tax effect of our non-GAAP adjustments represents the anticipated annual tax rate applied to each non-GAAP adjustment after consideration of their respective book and tax treatments and effect of adoption of the 2017 Tax Cuts and Jobs Act.

Reconciliation of non-GAAP measure
Operating expenses and operating income from continuing	Three Months Ended September 30,		Nine Months Ended September 30,
operations, excluding certain items (in thousands)	2022	2021	2022	2021
Gross profit from continuing operations, as reported	$191,218	$120,039	$497,692	$392,575
Adjustments to gross profit:
Stock-based compensation	454	218	1,087	783
Facility expansion, relocation costs and other	1,662	1,357	4,133	5,192
Acquisition-related costs	66	3,259	(372)	3,351
Non-GAAP gross profit	193,400	124,873	502,540	401,901
Non-GAAP gross margin	37.5%	36.1%	37.1%	38.0%

Operating expenses from continuing operations, as reported	113,646	95,830	322,698	283,104
Adjustments:
Amortization of intangible assets	(7,049)	(5,607)	(19,081)	(16,504)
Stock-based compensation	(5,568)	(3,456)	(13,921)	(12,036)
Acquisition-related costs	(1,150)	(1,768)	(6,977)	(6,124)
Facility expansion, relocation costs and other	—	(98)	—	(212)
Restructuring charges	(121)	(1,272)	(1,178)	(2,521)
Non-GAAP operating expenses	99,758	83,629	281,541	245,707
Non-GAAP operating income	$93,642	$41,244	$220,999	$156,194
Non-GAAP operating margin	18.1%	11.9%	16.3%	14.7%

Reconciliation of non-GAAP measure
Income from continuing operations, excluding certain items	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Income from continuing operations, less non-controlling interest, net of income taxes	$74,864	$21,041	$156,530	$94,910
Adjustments:
Amortization of intangible assets	7,049	5,607	19,081	16,504
Acquisition-related costs	1,216	5,027	6,605	9,475
Facility expansion, relocation costs, and other	1,662	1,455	4,133	5,404
Restructuring charges	121	1,272	1,178	2,521
Unrealized foreign currency (gain) loss	(6,169)	(2,092)	(13,023)	(3,409)
Acquisition-related costs and other included in other income (expense), net	(4,685)	(79)	(4,600)	907
Tax effect of non-GAAP adjustments	855	(1,036)	(966)	(4,363)
Non-GAAP income, net of income taxes, excluding stock-based compensation	74,913	31,195	168,938	121,949
Stock-based compensation, net of taxes	4,697	2,811	11,668	9,809
Non-GAAP income, net of income taxes	$79,610	$34,006	$180,606	$131,758
Non-GAAP diluted earnings per share	$2.12	$0.89	$4.79	$3.42

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

The following table summarizes our cash, cash equivalents, and marketable securities (in thousands):

September 30, 2022
Cash and cash equivalents	$409,053
Marketable securities	2,120
Total cash, cash equivalents, and marketable securities	$411,173

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

The following table summarizes borrowings under our Credit Facility and the associated interest rate (in thousands, except for interest rates).

	September 30, 2022
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$242,594	1.271%	—
Term Loan Facility subject to a variable interest rate	137,406	3.865%	—
Revolving Facility subject to a variable interest rate	—	3.865%	0.10%
Total borrowings under the Credit Agreement	$380,000

As of September 30, 2022, we had $200.0 million in available funding under the Revolving Facility. The Term Loan Facility requires quarterly repayments of $5.0 million plus accrued interest, with the remaining balance due in September 2026.

In addition to the available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may also request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million at identical terms to our existing Credit Facility.

Dividends

In March 2021, the Board of Directors (the "Board") declared the first quarterly cash dividend since our inception as a public company. During the nine months ended September 30, 2022, we paid quarterly cash dividends of $0.10 per share totaling $11.4 million. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchase

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Amount paid or accrued to repurchase shares	$2,342	$52,555	$25,955	$59,058
Number of shares repurchased	34	605	346	677
Average repurchase price per share	$69.39	$86.93	$75.07	$87.30

In July 2022, the Board of Directors approved an increase to the share repurchase plan that increased the remaining amount authorized for future repurchases to a maximum of $200.0 million with no time limitation. At September 30, 2022, the remaining amount authorized by the Board of Directors for future share repurchases was $200.0 million.

Cash Flows

A summary of our cash from operating, investing, and financing activities is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash from operating activities from continuing operations	$112,982	$106,410
Net cash from operating activities from discontinued operations	(81)	(523)
Net cash from operating activities	112,901	105,887
Net cash from investing activities from continuing operations	(185,286)	(39,121)
Net cash from financing activities from continuing operations	(53,773)	3,554
Effect of currency translation on cash and cash equivalents	(9,161)	(2,765)
Net change in cash and cash equivalents	(135,319)	67,555
Cash and cash equivalents, beginning of period	544,372	480,368
Cash and cash equivalents, end of period	$409,053	$547,923

Net Cash From Operating Activities

Net cash from operating activities from continuing operations for the nine months ended September 30, 2022, was $113.0 million, as compared to $106.4 million for the same period in the prior year. The increase of $6.6 million in net cash flows from operating activities as compared to the same period in the prior year is primarily due to an increase in net income. This was partially offset by an unfavorable increase in net operating assets driven primarily by an increase in accounts receivable due to our strong revenue growth.

Net Cash From Investing Activities

Net cash from investing activities for the nine months ended September 30, 2022 was ($185.3) million, driven by the following:

●	($145.8) million for business combinations; and
●	($39.5) million in purchases of property and equipment largely driven by investments in our manufacturing footprint and capacity.

Net cash from investing for the nine months ended September 30, 2021 was ($39.1) million, driven partially by the following:

●	($21.2) million in purchases of property and equipment largely driven by investments in our manufacturing footprint and capacity; and
●	($18.7) million for business combinations.

Net Cash From Financing Activities

Net cash from financing activities for the nine months ended September 30, 2022 was ($53.8) million and included the following:

●	($26.0) million related to repurchases of our common stock;
●	($15.0) million for repayment of long-term debt;
●	($11.4) million for dividend payments; and
●	($1.4) million in net payments related to stock-based award activities.

Net cash from financing activities for the nine months ended September 30, 2021 was $3.6 million and included the following:

●	$83.7 million proceeds from long-term debt;
●	($56.6) million related to repurchases of our common stock;
●	($8.8) million for repayment of long-term debt;
●	($3.1) million in net payments related to stock-based award activities; and
●	($11.6) million for dividend payments.

Effect of Currency Translation on Cash

During the nine months ended September 30, 2022, currency translation had an unfavorable impact primarily due to a stronger U.S. dollar. See "Foreign Currency Exchange Rate Risk" in Part I, Item 3 of this Form 10-Q for more information.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

In the normal course of business, we have exposures to interest rate risk from our investments and credit facility. We also have exposure to foreign exchange rate risk related to our foreign operations and foreign currency transactions.

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

	September 30, 2022
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$242,594	1.271%	—
Term Loan Facility subject to a variable interest rate	137,406	3.865%	—
Revolving Facility subject to a variable interest rate	—	3.865%	0.10%
Total borrowings under the Credit Agreement	$380,000

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

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer (Stephen D. Kelley, President and Chief Executive Officer) and Principal Financial Officer (Paul Oldham, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

ITEM 1A.     RISK FACTORS

Information concerning our risk factors is contained in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in our Annual Report on Form 10-K are not the only risks that we face; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

	(in thousands, except price per share data)
January	82	$80.02	82	$121,783
February	—	$—	—	$121,783
March	—	$—	—	$121,783
First quarter	82	$80.02	82

April	—	$—	—	$121,783
May	103	$76.23	103	$113,969
June	127	$72.42	127	$104,765
Second quarter	230	$74.12	230

July	34	$69.39	34	$200,000
August	—	$—	—	$200,000
September	—	$—	—	$200,000
Third quarter	34	$69.39	34

Total	346	$75.07	346	$200,000

The following table summarizes actions by our Board of Directors in relation to the stock repurchase program:

Date	Action
September 2015	Authorized a program to repurchase up to $150.0 million of our common stock

May 2018	Approved a $50.0 million increase in the repurchase program

December 2019	Authorized the removal of the expiration date and increased the balance available for the repurchase program by $25.1 million

July 2021	Approved an increase to the repurchase program, which authorized Advanced Energy Industries, Inc. to repurchase up to $200.0 million with no time limitation

July 2022	Approved an increase to the repurchase program from its remaining authorization of $102.4 million, to repurchase up to $200.0 million with no time limitation

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

None

ITEM 5.       OTHER INFORMATION

None

ITEM 6.       EXHIBITS

The exhibits listed in the following index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Amended and Restated Deferred Compensation Plan				Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101.				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	November 1, 2022	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President