Form 10-K
period 2022-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2023-02-17
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $2,706,820,026 as of June 30, 2022, based upon the price at which such common stock was last sold on such date.

As of February 10, 2023, there were 37,468,514 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders (to be filed with the Commission under Regulation 14A no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022).

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-K

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report that are not historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions, or circumstances will continue. The inclusion of words such as “anticipate,” “expect,” “estimate,” “can,” “may,” “might,” “continue,” “enable,” “plan,” “intend,” “should,” “could,” “would,” “likely,” “potential,” or “believe,” as well as statements that events or circumstances “will” occur or continue, indicate forward-looking statements. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control.

Risks and uncertainties to which our forward-looking statements are subject include:

●	macroeconomic risks, including supply chain cost increases and other inflationary pressures, recession, changes in financial markets, economic volatility and cyclicality, higher interest rates, labor shortages, foreign currency fluctuations, and pricing controls;
●	political and geographical risks, including trade and export controls, war, terrorism, international disputes and geopolitical tensions, natural disasters, public health issues, and industrial accidents;
●	sufficiency and availability of components and materials;
●	our level of and ability to manage backlog orders;
●	our ability to develop new products expeditiously and be successful in the design win process with our customers;
●	the ability to stay on the leading edge of innovation, and obtain and defend necessary intellectual property protections;
●	the ability to protect our trade secrets and confidential information from misappropriation or infringement;
●	our future sales;
●	our future profitability;
●	our competition;
●	market acceptance of, and demand for, our products;
●	the fair value of our assets and financial instruments;
●	research and development expenses;
●	selling, general, and administrative expenses;
●	sufficiency and availability of capital resources;
●	ability to obtain equity or debt financing on favorable terms;

●	capital expenditures;
●	our production and operations strategy;
●	our share repurchase program;
●	our tax assets and liabilities;
●	our other commitments and contingent liabilities;
●	adequacy of our reserve for excess and obsolete inventory;
●	adequacy of our warranty reserves;
●	adequacy of reserves for bad debt, sales returns, and other reserves or impairments;
●	our estimates of the fair value of assets acquired;
●	restructuring activities and expenses;
●	unanticipated costs in fulfilling our warranty obligations for solar inverters;
●	the integration of our acquisitions;
●	industry and market trends;
●	our acquisition, divestiture, and joint venture activities; and
●	cost fluctuations and pressures, including prices of components, commodities and raw materials, and costs of labor, transportation, energy, pension, and healthcare.

Actual results could differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements and readers are cautioned not to place undue reliance on forward-looking statements. Factors that could contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include the factors described in Part I, Item 1A “Risk Factors.” Other factors might also contribute to the differences between our forward-looking statements and our actual results. We assume no obligation to update any forward-looking statement or provide the reasons why our actual results might differ.

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

PART I

Unless the context otherwise requires, as used in this Form 10-K, references to “Advanced Energy,” “the Company,” “we,” “us” or “our” refer to Advanced Energy Industries, Inc. and its consolidated subsidiaries.

ITEM 1.            BUSINESS

Overview

Advanced Energy provides highly engineered, mission-critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment. Many of our products enable customers to reduce or optimize their energy consumption through increased power conversion efficiency, power density, power coupling, and process control across a wide range of applications.

Our plasma power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch and deposition. Our broad portfolio of high and low voltage power products are used in a wide range of applications, such as semiconductor equipment, industrial production, medical and life science equipment, data centers computing, networking, and telecommunications. We also supply related sensing, controls, and instrumentation products primarily for advanced measurement and calibration of power and temperature for multiple industrial markets. Our network of global service support centers provides repair services, calibration, conversions, upgrades, refurbishments, and used equipment to companies using our products.

Advanced Energy is organized on a global, functional basis and operates in the single segment for power electronics conversion products. Within this segment, our products are sold into the Semiconductor Equipment, Industrial and Medical, Data Center Computing, and Telecom and Networking markets.

We incorporated in Colorado in 1981 and reincorporated in Delaware in 1995. Our executive offices are located at 1595 Wynkoop Street, Suite 800, Denver, Colorado 80202, and our telephone number is 970-407-6555.

Recent Acquisitions

On April 25, 2022, we acquired 100% of the issued and outstanding shares of capital stock of SL Power Electronics Corporation (“SL Power”), which is based in Calabasas, California. This acquisition added complementary products to Advanced Energy’s medical power offerings and extends our presence in several advanced industrial markets.

On June 1, 2021, we acquired 100% of the issued and outstanding shares of capital stock of TEGAM, Inc. (“TEGAM”), which is based in Geneva, Ohio. This acquisition added metrology and calibration instrumentation to Advanced Energy’s radio frequency (“RF”) process power solutions in our Semiconductor Equipment and Industrial and Medical markets.

For additional information, see Note 2. Acquisitions in Part II, Item 8 “Financial Statements and Supplementary Data.”

Products and Services

PRODUCTS

Advanced Energy’s precision power products and solutions are designed to enable new process technologies, improve productivity, lower the cost of ownership, and provide critical power capabilities for our customers. These products are designed to meet our customers’ demanding requirements in efficiency, flexibility, performance, and reliability. We also provide repair and maintenance services for our products.

We principally serve global original equipment manufacturers (“OEM”) and end customers in a wide range of semiconductor and industrial technology applications with a broad range of advanced and embedded power products.

Our plasma power solutions include RF power supplies, RF matching networks, RF instrumentation, direct current (“DC”) power systems, pulsed DC power systems, low frequency alternating current (“AC”) power systems, and remote plasma sources for reactive gas applications. These solutions are used in a wide range of thin film processes across multiple semiconductor applications, including plasma-based dry etch, dry strip, atomic layer etch, atomic layer deposition, chemical vapor deposition, physical vapor deposition, electro-chemical deposition, and ion implantation. In addition, these solutions are used in the processing of advanced materials in adjacent industries such as flat panel display, solar cell manufacturing, architectural glass coating, thin film coating, optical coating, and hard coatings.

Our power control modules and thermal instrumentation products are used in semiconductor and industrial markets, in which time-temperature cycles affect material properties, productivity, and yield. These products are used in processes such as etch, deposition, thermal processing, epitaxy and crystal growing. They are also used in many industrial production applications for chemical processing, the manufacturing of metal, carbon fiber, and glass, as well as numerous other industrial power applications.

Our RF, micro-ohm, and temperature metrology instruments and calibration systems are used to make critical measurements and calibrate customer hardware with speed and high accuracy in a wide range of applications, such as semiconductor manufacturing, medical, aerospace, and food processing industries.

Our embedded power products are designed to maximize energy conversion efficiency, minimize physical sizes, and to meet a variety of standards, such as International Electrotechnical Commission (“IEC”) 60601-1 for medical equipment or IEC 60950-1 for information technology equipment. Our lower power RF power supplies are designed into surgical equipment for a range of therapeutic applications. Our low-voltage AC-DC and DC-DC power supply products maximize performance, lower energy costs, and minimize the form factor. These products target mission critical applications across a variety of industrial technology applications such as medical equipment, data center servers and storage systems.

Our high and lower voltage DC-DC products are designed to meet the demanding requirements of OEMs worldwide. Our DC-DC solutions and custom-built power conversion products offer high and low voltage topology, ranging from benchtop and rackmount systems to micro-size printed circuit board mount modules. The high voltage power systems target applications including semiconductor equipment, electrostatic clamping of substrates, scientific instrumentation, mass spectrometry, and x-ray systems for industrial and analytical applications. The low voltage board mounted power solutions are designed for a wide range of industrial applications. Our programmable DC power supplies provide accurate power delivery and measurement for use in a wide range of test, measurement, and scientific research applications.

PowerInsight, our big data analytics solution, transforms the data acquired from our power delivery systems into useable insights, through a combination of enhanced data sets and advanced analytics. These capabilities allow our customers to maximize performance, reduce costs and improve yield in their manufacturing processes.

GLOBAL SUPPORT

Our services group offers warranty and after-market repair services in the regions in which we operate, providing us with preventive maintenance opportunities. Our customers continue to pursue low cost of ownership of their capital equipment and are increasingly sensitive to the costs of system downtime. We meet these requirements by offering comprehensive local repair service and customer support through our worldwide support organization in the United States (“U.S.”), China, Japan, Korea, Taiwan, Germany, Ireland, Singapore, Israel, and United Kingdom. Support services include warranty and non-warranty repair services, calibration, upgrades, and refurbishments on the products we sell.

Markets

Our products compete in markets for high tech applications using capital equipment. The majority of our markets are not generally subject to significant seasonality; however, these markets are cyclical due to changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. Other factors, such as global economic and market conditions and technological advances in the applications we serve can also have an impact on our financial results, both positively and negatively. For more information related to the markets in which we compete and the current environment in those markets, see Business Environment and Trends in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SEMICONDUCTOR EQUIPMENT MARKET

The Semiconductor Equipment market is driven by the long-term growing need for more semiconductor production capacity and new process technologies. While the semiconductor and semiconductor equipment industries are inherently cyclical, over the long-term, integrated circuits content is growing across many industries driven by increased demand for processing, storing, and transmitting the growing amount of data. To meet the growing demand, the chip industry continues to invest in production capacity for both leading-edge and trailing-edge nodes logic devices, the latest memory devices, back-end test, and advanced wafer-level packaging. The industry’s transition to advanced technology nodes and to increased layers in memory devices require an increased number of plasma-based etch and deposition process tools and higher content of our advanced power solutions per tool. As etching and deposition processes become more challenging due to shrinking device geometry and increasing aspect ratios in advanced 3D devices, more advanced RF and DC plasma generation technologies are needed. We strive to provide a broad range of best-in-class, industry-leading RF and DC power solutions. Beyond etch and deposition processes, growing complexity at advanced nodes also drives a higher number of other process steps across the wafer fab, including inspection, metrology, thermal, ion implantation, and semiconductor test and assembly, where Advanced Energy is actively participating as a critical technology provider. In addition, our global support services group offers comprehensive local repair service, upgrade, and retrofit offerings to extend the useable life of our customers’ capital equipment for additional technology generations. Our strategy in the Semiconductor Equipment market is to defend our proprietary positions in our core applications by capturing new design and product generations, growing our market position in applications where we have lower market share, such as remote plasma source and dielectric etch, and leveraging our product portfolio in areas including embedded power, high voltage power systems, and critical sensing and controls to grow our market share and content at our original OEM customers.

INDUSTRIAL AND MEDICAL MARKET

Advanced Energy serves the Industrial and Medical market with mission-critical power components that deliver high reliability, precise, low noise or differentiated power to the equipment they serve. Growth in the Industrial and Medical market is driven by investment in complex manufacturing processes or automation, increased adoption of smart power, sensing, and control solutions across many industrial applications, new investments in clean and sustainable technologies, and growing investment in medical devices and life science equipment. Our customers in the Industrial and Medical market are primarily global and regional original equipment manufacturers, incorporating our advanced power, embedded power, and measurement products into a wide variety of equipment used in applications, such as advanced material fabrication, medical devices, analytical instrumentation, test and measurement equipment, robotics, industrial production, and large-scale connected light-emitting diode applications. Examples of products sold into the Industrial and Medical market include high voltage and low voltage power supplies used in applications such as medical devices, scientific instrumentation and industrial equipment, power control modules and thermal instrumentation products for material fabrication, production process control and many precision industrial sensing applications. Our strategy in the Industrial and Medical market is to expand our product offerings and channel reach, leveraging common platforms, derivatives, and customizations to further penetrate a broader set of applications.

DATA CENTER COMPUTING MARKET

Advanced Energy serves the Data Center Computing market with industry leading power conversion products and technologies, which we sell to OEMs and original design manufacturers (“ODMs”) of data center server and storage systems, as well as cloud service providers and their partners. Driven by the growing adoption of cloud computing, market demand for server and storage equipment has shifted from traditional enterprise on-premises computing to the data center, driving investments in data center infrastructure. Beyond the cloud, demand for edge computing is also growing, driven by the need for faster processing, lower latency, and higher data security at edge applications. In addition, the data center industry has begun transitioning from 12 Volt to 48 Volt infrastructure in data center server racks to improve overall power efficiency. Advanced Energy benefits from these trends by being an industry leader in providing high-efficiency 48 Volt server power solutions to the data center industry. Further, the rapid growth and adoption of artificial intelligence and machine learning are driving accelerated demand for server and storage racks with increased power density and higher efficiency, which complements Advanced Energy’s strengths. With a growing presence at both cloud service providers and industry-leading data center server and storage vendors, our strategy in the Data Center and Computing market is to penetrate selected customers and applications based on our differentiated capability and competitive strengths in power density, efficiency, and controls.

TELECOM AND NETWORKING MARKET

Our customers in the Telecom and Networking market include many leading vendors of wireless infrastructure equipment, telecommunication equipment and computer networking. The wireless telecom market continues to evolve with more advanced mobile standards. 5G wireless technology promises to drive substantial growth opportunities for the telecom industry as it enables new advanced applications such as autonomous vehicles and virtual/augmented reality. Telecom service providers are investing in 5G infrastructure, and this trend is expected to drive demand for our products into the Telecom and Networking market. In datacom, demand is driven by networking investments by telecom service providers and enterprises upgrading their networks, as well as cloud service providers and data centers investing in their networks for increased bandwidth. Our strategy in the Telecom and Networking market is to optimize our portfolio of products to more differentiated applications, and to focus on 5G infrastructure applications.

Customers

Our products are sold worldwide to OEMs, integrators, distributors and directly to end users. During the years ended December 31, 2022 and 2021, our ten largest customers, in the aggregate, accounted for over half of our total revenue.

During the year ended December 31, 2022, Applied Materials, Inc. and Lam Research Corporation accounted for 20% and 14%, respectively, of our total revenue compared to 20% and 10%, respectively, of our total revenue during the prior year.

We expect that the sale of products to our largest customers will continue to account for a significant percentage of our sales for the foreseeable future. The loss of a large customer could have a material adverse effect on our results of operations.

For more information related to our expectations for the markets we serve, see Business Environment and Trends in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of our backlog, see Results of Continuing Operations in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing, Sales, and Distribution

We sell our products through direct and indirect sales channels. Our sales operations are primarily located in the U.S., China, the United Kingdom, Germany, Israel, Japan, South Korea, India, Singapore, Philippines, Hong Kong, Ireland, and Taiwan. In addition to a direct sales force, we have independent sales representatives, channel partners and distributors that support our selling efforts. We maintain customer service offices at many of the locations listed above, as well as other sites near our customers’ locations. We believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers.

In October 2022, additional restrictions were announced by the U.S. Commerce Department related to the export of semiconductor equipment for advanced computing chips that have had a negative impact on our semiconductor distribution channels.

Refer to Note 3. Revenue in Part II, Item 8 “Financial Statements and Supplementary Data” for information regarding our revenue by geographic area and Part I, Item 1A “Risk Factors” for a discussion of certain risks related to our foreign operations.

Manufacturing

The manufacturing of our products is primarily performed at our sites in the Philippines, Malaysia, and China. In addition, we perform limited specialty manufacturing for some of our products in the U.S., Mexico, United Kingdom, and Europe. See Part I, Item 1A, “Risk Factors” for a discussion of certain risks related to our manufacturing operations.

Manufacturing requires raw materials, including a wide variety of mechanical and electrical components, to be manufactured to our specifications. We use numerous companies, including contract manufacturers, to supply parts for the manufacture and support of our products. Although we make reasonable efforts to assure that parts are available from multiple qualified suppliers, some key parts may be obtained from a sole supplier or a limited group of suppliers. Global supply chain constraints have impacted the availability of materials, parts, and subcomponents needed for production. In some cases, we paid premiums or expedite fees to obtain critical parts to meet urgent customer needs. In some of those instances, we passed the additional costs along to our customers. We expect the related supply chain challenges will continue into 2023. However, we seek to reduce costs, lower the risks of production and service interruptions, and mitigate key parts shortages by:

●	selecting and qualifying alternate suppliers where practical for key parts using rigorous technical and commercial evaluation of suppliers’ products and business processes including testing their components’ performance, quality, and reliability on our power conversion products used in our customers’ and their customers’ processes. The qualification process for our process power products, particularly as it pertains to semiconductor customers, follows semiconductor industry standard practices, such as “copy exact;”
●	monitoring the financial condition and overall performance of key suppliers from stable geographies;
●	procuring alternate parts from commercial, widely available nodes and processes;
●	maintaining appropriate inventories of key parts, including making last time purchases of key parts when notified by suppliers that they are ending the supply of those parts;
●	qualifying new parts where possible and in geographies that reduce costs without degradation in quality; and
●	locating certain manufacturing operations in areas that are closer to suppliers and customers.

Intellectual Property

We seek patent protection for inventions governing new products or technologies as part of our ongoing research and development. We currently hold 350 U.S. issued patents and 416 foreign issued patents, and we have 568 patent applications pending in the U.S., Europe, and Asia. A substantial majority of our patents are related to our process power products and solutions business. Generally, our efforts to obtain international patents have been concentrated in the industrialized countries within Europe and Asia because there are other manufacturers and developers of power conversion and control systems in those countries, as well as customers for those systems for which our intellectual property applies. In addition to patents, we possess other intellectual property, including trademarks, know-how, trade secrets, and copyrights. We leverage our proprietary technology and trade secrets to deliver on our strategy of selling differentiated products for our most important customer solutions. During 2022 we strengthened our trade secret and confidential information protection measures including by disabling USB drives on company-issued laptops, increasing the frequency of internal data loss protection searches, and we brought lawsuits against two former employees who misappropriated confidential data.

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

We encounter substantial competition from foreign and domestic companies for each of our product lines. Some of our competitors have greater financial and other resources than we do. In some cases, competitors are smaller than we are, but are well established in specific product niches. Competitors in each of our market verticals include, but are not limited to, the following:

Semiconductor Equipment	Industrial and Medical	Data Center Computing	Telecom and Networking
COMET Holding AG. Daihen Corp. MKS Instruments, Inc. TRUMPF Hüttinger GmbH + Co. KG	Cosel Co., Ltd. Delta Electronics, Inc. MEAN WELL Enterprises TDK-Lambda Americas Inc. TRUMPF Hüttinger GmbH + Co. KG XP Power Ltd.	Acbel Polytech Inc. Delta Electronics, Inc. Flex Ltd. Lite-On Technology Corp.	ABB Ltd. Delta Electronics, Inc. Lite-On Technology Corp.

Research and Development

We perform research and development (“R&D”) on products to develop new or emerging applications, technological advances to provide higher performance, lower cost, or other attributes that we may expect to advance our customers’ products. We believe that continued development of technological applications, as well as enhancements to existing products and related software to support customer requirements, are critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue.

The following table summarizes research and development expenses and the percentage of these expenses as compared to total sales (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and Development Expenses	$191,020	$161,831	$143,961
% of Sales	10.4%	11.1%	10.2%

Human Capital

Our people are our strength and AE is committed to a core set of values: innovation, integrity, empowerment, partnership, accountability, and execution. These core values are the foundation of how we operate.

We have a globally diverse workforce with approximately 12,000 employees as of December 31, 2022. Our employees are located worldwide in more than 20 countries and are comprised of approximately 55% male and 45% female employees. Our employees are not represented by unions, except for statutory organization rights applicable to our employees in China, Germany, and Mexico.

Diversity, Equity, and Inclusion

We are committed to creating an inclusive work environment where all our team members feel respected, valued, and empowered. We are also committed to expanding gender diversity. In 2022, our Board of Directors had three female members, and we added two females to our executive leadership team. In addition, through a combination of internal promotion and external hiring, we doubled the number of females represented at the vice president and above level, as compared with 2021.

We have an active Corporate Diversity, Equity, and Inclusion (DE&I) Steering Committee to further increase our commitment to diversity and equity. We offer an annual Advanced Energy STEM (science, technology, engineering, and mathematics) Diversity Scholarship to support and develop emerging talent and promote greater ethnic, racial and gender diversity in STEM.

Health and Safety

We are committed to providing a safe work environment for our employees and have a global team responsible for health and safety related to on-site operations, including hazard and risk identification. We are also committed to the standards of the Responsible Business Alliance Code of Conduct, which promotes labor, health and safety, environmental and ethics best practices.

Employee Engagement

We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. In 2022, we conducted our biennial confidential employee survey on topics relating to confidence in company leadership, ethical conduct, career growth opportunities, and suggestions on how we can make our company a great place to work. Over 85% of employees participated in the 2022 survey, and we achieved higher scores across most dimensions compared to the 2020 survey with high employee engagement reported by over 85% of our employees. Results of the survey were shared with our employees, our executive team, and our Board of Directors, to help us make further improvements in 2023.

Total Rewards

We offer competitive compensation and benefits to our employees to attract and retain a talented, highly engaged workforce. Our compensation programs are focused on equitable, fair pay practices including market-based base pay, an annual pay-for-performance incentive that over 40% of our non-manufacturing employees participate in, and a discounted employee stock purchase plan.

Learning and Development

We seek to create growth and development opportunities to support our employees in reaching their full potential and offer internal and external learning and development opportunities. In 2022, Advanced Energy launched a 10-week leadership essential training program for our people leaders across all corporate levels, providing the opportunity for employees to develop and enhance the essential competencies needed to empower, engage, and inspire high-performing teams. We also have an internship program designed to help develop our talent pipeline and perform internal talent reviews and succession planning to ensure we have a strong workforce for the future.

Community Involvement

We have an active Community Investment Steering Committee and offer each employee eight hours of paid time off to volunteer with a non-profit organization of their choice. Our Educational Scholarship Program, available to children of Advanced Energy employees, celebrates education accomplishments and supports them in pursuing their career and learning goals.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations, as well as the environmental laws and regulations of the foreign federal and local jurisdictions in which we have manufacturing and service facilities. We believe we are in material compliance with all such laws and regulations.

Available Information

Our website address is www.advancedenergy.com. We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing such reports with, or furnishing them to, the Securities and Exchange Commission (“SEC”). Such reports are also available at www.sec.gov. Information contained on our website is not incorporated by reference in, or otherwise part of, this annual report on Form 10-K nor any of our other filings with the SEC.

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

Macroeconomic and Industry Risks

The industries in which we compete are subject to volatile and unpredictable fluctuation or cycles.

As a supplier to the global semiconductor equipment, telecom, networking, data center computing, industrial, and medical industries, we are subject to business fluctuations, the timing, length, and volatility of which can be difficult to predict. We are also impacted by sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on technology transitions, capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. These changes have affected the timing and amount of customers’ purchases and investments in technology, and continue to affect our orders, net sales, operating expenses, and net income. We may not be able to respond adequately or quickly to the decline in demand by reducing our costs.

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

Driven by continuing technology migration and changing customer demand, the markets we serve are constantly changing in terms of advancement in applications, core technology and competitive pressures. New products designed for capital equipment manufacturers typically have a lifespan of many years. Increasingly, we are required to accelerate our investment in research and development to meet the time-to-market, performance and technology adoption cycle needs of our customers simply to compete for design wins. Given such up-front investments we make to develop, evaluate, and qualify products in the design win process, our success and future growth depend on our products being designed into our customers’ new generations of equipment as they develop new technologies and applications. We must work with these manufacturers early in their design cycles to modify, enhance and upgrade our products or design new products that meet the requirements of their new systems. The design win process is highly competitive, the design windows may be narrow, and there is no assurance we will succeed with new design wins for our existing customers or new customers’ next generations of equipment. If existing or new customers do not choose our designs or we agree to suboptimal commercial terms with these customers, our market share may be reduced, the potential revenues related to the lifespan of our customers’ products may not be realized, and our business, financial condition and results of operations could be materially and adversely impacted.

Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.

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

Beginning in 2021 and continuing into 2023, there has been a shortage of critical components caused by a variety of factors, including increased demand for electronic components used in a wide variety of industries, the pandemic-driven rise in consumer demand for technology goods, logistics-related disruptions in shipping, capacity limitations at some suppliers, labor shortages, and other factors. These supply constraints led to longer lead times in procuring materials and subcomponents and, in some cases, meaningfully higher costs for the subcomponents. It is not clear how long global supply constraint conditions will continue, how quickly the supply chain will recover, the extent to which our mitigating actions will be successful, or to what extent we can recover our higher costs. As such, our forward-looking projections of revenues, earnings, and cash flow may be adversely impacted if any of these situations continue for longer than we expect or further deteriorate.

COVID-19 could continue to affect our business, workforce, supply chain, results of operations, financial condition and/or cash flows.

The COVID-19 pandemic has adversely impacted our ability (a) to manufacture, test, service and ship our products, (b) to get required materials and sub-assemblies to build and service our products and (c) to staff labor and management for manufacturing, research and development, supply chain, service, and administrative operations.

COVID-19 continues to impact the global supply chain causing disruptions such as higher input costs through material premiums, expedite fees, price increases, and higher logistic costs. The pandemic has also resulted in economic volatility in many countries, which could adversely impact future customer purchases of our products. The COVID-19 situation continues to evolve and to the extent that it adversely affects our business, financial condition, operating results, and cash flows, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Other impacts may arise that we are not aware of currently.

Our results of operations could be affected by natural or other disasters in the locations in which we or our customers or suppliers operate.

We have manufacturing and other operations in locations subject to natural disasters such as severe weather and geological events including earthquakes or tsunamis that could disrupt operations. In addition, our suppliers and customers are also subject to natural and other disaster risk exposure. A natural disaster, fire, explosion, or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, may materially adversely affect our business, results of operations, or financial condition.

If our information security measures are breached or fail and a customer’s or our data is improperly obtained or unauthorized access to our information technology systems occurs, we may incur significant legal and financial exposure and liabilities.

As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. We and our third-party providers have experienced, and expect to continue to experience, cybersecurity or confidential information theft incidents, some of which may be successful. We continue to devote significant resources to network security, data encryption, network redundancy, and other measures to protect our systems and data from unauthorized external access or internal misuse, and we may be required to expend greater resources in the future, especially in the face of continuously evolving and increasingly sophisticated cybersecurity threats and privacy and data protection laws. Unauthorized access to our data or inability to access our data (e.g. through ransomware or denial of service), including any regarding our technology or customers, could expose us to a risk of loss of this information, loss of business, litigation, and possible liability. These security measures may be breached by intentional misconduct by computer hackers, employee error, employee malfeasance, or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach or theft of any kind of confidential information including trade secrets could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability, and adversely impact our future sales.

Business Risks

We continue to evolve our manufacturing footprint and where our product lines are manufactured.

Our manufacturing facilities are located globally, and the majority of our products are manufactured in a select few key facilities. Most facilities are under operating leases and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities, which could result in labor or supply chain risks. Natural disasters, uncontrollable occurrences, or other operational issues at any of our manufacturing facilities could significantly reduce or disrupt our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. Additionally, we continue to evaluate our manufacturing facilities and may decide to conduct optimization and consolidation initiatives, which may or may not be successful.

If we are unable to adjust our business strategy successfully for some of our product lines to reflect our customers’ price sensitivity, our business and financial condition could be harmed.

Our business strategy for many of our product lines has been focused on product performance and technology innovation to provide enhanced efficiencies and productivity. Our customers continually exert pressure on us to reduce our prices and extend payment terms and we may be required to enter into long term reduced pricing agreements, extended payment terms, exclusivity arrangements, or other unfavorable contract terms with our largest customers to remain competitive. In addition, we compete in markets in which customers may dual or multi-source their power. We believe some of our Asia-based competitors benefit from local governmental funding incentives and purchasing preferences from end-user customers in their respective countries. If competition against any of our product lines should come to focus solely on price rather than on product performance and technology innovation, we would need to adjust our business strategy, product offerings and product costs accordingly, and if we are unable to do so, our business, financial condition, and results of operations could be materially and adversely affected. Further, in 2022, we increased prices and implemented surcharges across many of our products to reflect our higher supply chain costs. Although these price changes have generally been accepted by our customers, the higher prices could make our products less competitive in the market over time and could have an adverse effect on our results of operations.

A significant portion of our sales and accounts receivable are concentrated among a few customers.

Consistent with prior years, in 2022, two customers each represented over 10% of our total revenue, and our ten largest customers, in the aggregate, accounted for over half of our total revenue. At December 31 2022, one customer accounted for over 10% of our total accounts receivable.

A significant decline in sales from these or our other large customers, or our inability to collect on these sales, could materially and adversely impact our business, results of operations and financial condition.

The loss of and inability to attract and retain key personnel could significantly harm our results of operations and competitive position.

Our success depends to a significant degree upon the continuing contributions of our management, technical, marketing, and sales employees. We may not be successful in retaining our employees or attracting and retaining additional skilled personnel as required. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact our business and results of operations. Our success in hiring and retaining employees depends on a variety of factors, including the attractiveness of our compensation and benefit programs, global economic or political and industry conditions, our organizational structure, our reputation, culture and working environment, competition for talent and the availability of qualified employees, the readiness for and availability of career development opportunities, and our ability to offer a challenging and rewarding work environment. We have experienced, and may continue to experience, increasing costs to attract and retain needed talent, driven by macro-economic conditions and a highly competitive labor market. We must develop succession plans capable of maintaining continuity during the inevitable unpredictability of employee retention. If our succession plans do not operate effectively, our business could be adversely affected. In addition, the loss or retirement of key employees presents particular challenges to the extent it involves the departure of employees with particularly valuable knowledge or experiences. This requires us to identify and train existing or new employees to perform necessary functions, which we may be unable to do, or could result in unexpected costs, reduced productivity, or difficulties with respect to internal processes and controls.

The market price of our common stock has fluctuated and may continue to fluctuate for reasons over which we have no control.

The stock market has from time to time experienced, and is likely to continue to experience, extreme price and volume fluctuations. Prices of securities of technology companies are especially volatile and have often fluctuated for reasons that are unrelated to their operating performance. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

We may not pay dividends on our common stock.

Holders of our common stock are only entitled to receive dividends when and if they are declared by our Board of Directors. Our credit facility restricts our ability to pay dividends on our capital stock under certain circumstances. Although we have declared cash dividends on our common stock since 2021, we are not required to do so, and we may reduce or eliminate our cash dividend in the future. This could adversely affect the market price of our common stock. For information on our Credit Facility, see Note 21. Credit Facility and Note 8. Derivative Financial Instruments in Part II, Item 8 “Financial Statements and Supplementary Data.”

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

Our long-term success and results of operations depend on our ability to successfully close, integrate, and realize the anticipated benefits from our acquisitions and strategic investments.

As part of our business strategy, we have and will likely continue to acquire companies or businesses and make investments to further our business. Risks associated with these transactions are many, including the following which could adversely affect our financial results:

●	the inability to complete proposed transactions timely or at all due to the failure to obtain regulatory or other approvals, litigation or other disputes, and any ensuing obligation to pay a termination fee;
●	the failure to realize expected revenues, gross and operating margins, net income, and other returns from acquired businesses;
●	the inability to successfully integrate product and/or service offerings to realize all anticipated benefits from business combinations;
●	a failure to perform adequate due diligence with respect to business combination and investment transactions and our ability to evaluate the results, is dependent upon the completeness and accuracy of statements and disclosures made or actions taken by third parties and their representatives;
●	we have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions and, to the extent that the value of goodwill or intangible assets acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges related to impairment of those assets;
●	deterioration in our effective tax rate;
●	a failure to retain and motivate key employees of acquired businesses;
●	an inability to integrate with our existing enterprise resource planning (“ERP”) and other global information technology systems to realize productivity improvement and cost efficiencies;
●	our ability to diligence and maintain appropriate business processes, procedures, and internal controls at the acquired business;
●	the risk of litigation or claims associated with a proposed or completed transaction; and
●	unknown, underestimated, undisclosed or undetected commitments or liabilities or non-compliance with laws, regulations, or policies.

During the year ended December 31, 2022, we acquired SL Power, and we are continuing to integrate SL Power with our business. Integrating SL Power’s operations with ours requires significant management attention, effort, and expenditures, and we may not be able to achieve the longer-term integration or other business goals in an effective, complete, timely or cost-efficient manner.

Commercial and Financial Related Risks

We are subject to risks inherent in international operations.

Given the global nature of our business, we have both domestic and international concentrations of cash and investments. The value of our cash, cash equivalents, and marketable securities can be adversely affected by liquidity, credit deterioration, inflation, foreign currency exchange rate fluctuations, financial results, economic risk, political risk, sovereign risk, or other factors.

Sales to customers outside the United States represented 61% of our total revenue during the year ended December 31, 2022. Refer to Note 3. Revenue in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information regarding our revenue by geographic area

We are a global organization with an expanding presence in international locations.

Our success producing goods internationally and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

●	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;
●	our ability to develop and maintain relationships with suppliers and other local businesses;
●	interruptions to our and/or our suppliers’ supply chain;
●	compliance with product safety requirements and standards that are different from those of the United States;
●	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of contract rights;
●	ineffective or inadequate legal protection of intellectual property rights in certain countries;
●	global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, and international trade disputes, including new and changing export regulations for certain exports to China and any retaliatory measures;
●	delays or restrictions on personnel travel and in shipping materials or finished products between and within countries;

●	political instability, natural disasters, health epidemics, disruptions in financial markets, and deterioration of economic conditions;
●	our ability to maintain appropriate business processes, procedures, and internal controls, and comply with environmental, health and safety, anti-corruption, and other regulatory requirements;
●	customs regulations including customs audits in various countries that occur from time to time;
●	the ability to provide enough levels of technical support in different locations;
●	our ability to obtain business licenses that may be needed in international locations to support expanded operations;
●	timely collecting accounts receivable from foreign customers, including significant balances in accounts receivable from foreign customers; and
●	changes in tariffs, income tax, value added tax, and foreign currency exchange rates.

Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, could adversely affect our business, financial condition, results of operations, and cash flows, and could significantly reduce stockholder benefits from a change of control event.

Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less debt. We may enter into additional debt obligations at any time.

Our debt obligations impose financial covenants on us and our subsidiaries that require us to maintain a certain leverage ratio. The financial covenants place certain restrictions on our business that may affect our ability to execute our business strategy successfully or take other actions that we believe would be in the best interests of our Company. These include limitations or restrictions, among other things, on our ability and the ability of our subsidiaries to:

●	incur additional indebtedness;
●	pay dividends or make distributions on our capital stock or certain other restricted payments or investments;
●	conduct stock buybacks;
●	make domestic and foreign investments and extend credit;
●	engage in transactions with affiliates;
●	transfer and sell assets;
●	effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all our assets; and
●	create liens on our assets to secure debt.

Any breach of the covenants or other event of default could cause a default on our debt obligations, which could result in our credit facility being immediately due and payable, and such default may also constitute a default of our other obligations. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If we are unable to repay, refinance, or restructure our indebtedness as required, or amend the covenants contained in these agreements, the lenders can exercise all rights and remedies available under our debt obligations or applicable laws or equity. There can be no assurance that we will have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.

We are exposed to risks associated with worldwide financial markets and the global economy.

Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, rising inflation and interest rates, economic recession, national debt, or fiscal or monetary concerns, could materially adversely impact our operating results. Tightening of credit markets, turmoil in the financial markets, and a weakening global economy have in the past and could again contribute to slowdowns in the industries in which we operate and adversely impact the global demand for our products. Some of our key markets depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer and business spending and may cause our customers to push out, cancel, or refrain from placing orders.

Difficulties or increased costs in obtaining capital and uncertain market conditions may also lead to a reduction of sales and greater instances of nonpayment. These conditions may similarly affect our key suppliers, which could affect their ability to deliver parts and result in delays for our products. Further, these conditions and uncertainty about future economic conditions including inflation, interest rates, the transition away from the London Interbank Offered Rate and transition to the Secured Overnight Financing Rate, availability of capital markets, consumer spending rates, energy availability and costs and the effects of government initiatives to manage economic conditions could make it challenging for us to forecast our operating results and evaluate the risks that may affect our business, financial condition, and results of operations.

Our legacy inverter products may suffer higher than anticipated litigation, damage, or warranty claims.

Our legacy inverter products (of which we discontinued the manufacture, engineering, and sale in December 2015 and which are reflected as discontinued operations in this filing) contain components that may contain errors or defects and were sold with original product warranties ranging from one to ten years with an option to purchase additional warranty coverage for up to 20 years. If any of our products are defective or fail because of their design, we might be required to repair, redesign, or recall those products or to pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We are experiencing claims from customers and suppliers and are involved in litigation related to the legacy inverter product line. We review such claims and vigorously defend against such lawsuits in the ordinary course of our business. We cannot assure that any such claims or litigation will not have a material adverse effect on our business or financial statements. Our involvement in such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. We also accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in additional expenses in the line “Income (loss) from discontinued operations, net of income taxes” on our Consolidated Statement of Operations in future periods. We plan to continue supporting inverter customers with service maintenance and repair operations. This includes performing service to fulfill obligations under existing service maintenance contracts. There is no certainty that these can be performed profitably, and they could be adversely affected by higher than anticipated product failure rates, loss of critical service technician skills, an inability to obtain service parts, customer demands and disputes and the cost of repair parts, among other factors.

Our products may suffer from defects or errors leading to increased costs, damages, or warranty claims.

Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. Further, the manufacture of these products often involves a highly complex and precise process and the utilization of specially qualified components that conform to stringent specifications. Many of our products also require highly skilled labor. As a result of the technical complexity of these products, design defects, skilled labor turnover, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective or nonconforming materials by us or our suppliers could adversely affect our manufacturing yields and product reliability. If any of our products are defective or fail, we might be required to repair, redesign, or recall those products, pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. Furthermore, some of our products are used in medical device applications where malfunction of the device could result in serious injury. We accrue a warranty reserve for estimated costs to provide warranty services, including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit.

Unfavorable currency exchange rate fluctuations may lead to lower operating margins, or may cause us to raise prices, which could result in reduced sales.

Currency exchange rate fluctuations could have an adverse effect on our sales and results of operations, and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely affected. In addition, we have large, long-term liabilities, such as local lease and pension liabilities in Asia and Europe creating more significant exposure to fluctuations in the value of the Philippine Peso, Chinese Yuan, British Pound, Euro, Hong Kong Dollar, and New Taiwan Dollar. We do not attempt to hedge these exposures given the long-term nature of the underlying liabilities and the non-cash nature of the foreign exchange gain or loss.

The Chinese government is continually pressured by its trading partners to allow its currency to float in a manner like other major currencies. Any change in the value of the Chinese Yuan could significantly increase the labor and other costs incurred in the operation of our China facilities and the cost of raw materials, parts, components, and subassemblies that we source there, which could materially and adversely affect our results of operations.

Our operations in the Asia Pacific region, including China, are subject to significant political and economic uncertainties over which we have little or no control and we may be unable to alter our business practice in time to avoid reductions in revenues.

A significant portion of our operations and supply chain outside the United States are located in the Asia Pacific region, including China, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in customs regulations and tariffs, changes in tax policies, changes in laws and regulations, possible retaliatory government actions, potential inability to enforce intellectual property protection or contracts terms, and recent changes in U.S. policy regarding overseas manufacturing and export controls. The U.S. and China regularly have significant disagreements over geopolitical, trade and economic issues. Any escalating political controversies between the U.S. and China, whether or not directly related to our business, could have a material adverse effect on our operations, business, results of operations, and financial condition. We continuously evaluate the risk of operations in China, including manufacturing and supply chain, and the potential financial impact to our operations

Return on investments or interest rate declines on plan investments could result in additional unfunded pension obligations for our pension plan.

We currently have unfunded obligations to our pension plans. The extent of future contributions to the pension plan depends heavily on market factors such as the discount rate used to calculate our future obligations and the actual return on plan assets which enable future payments. We estimate future contributions to the plan using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions. Additionally, a material deterioration in the funded status of the plan could increase pension expenses and reduce our profitability. See Note 17. Employee Retirement Plans and Postretirement Benefits in Part II, Item 8 “Financial Statements and Supplementary Data” contained herein.

Our intangible assets may become impaired.

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

Regulatory, Legal, Tax, and Compliance Related Risks

Significant developments stemming from recent U.S. government actions with respect to trade policies and export regulations, including export license requirements, tariffs, and trade sanctions have adversely impacted and could further adversely impact our business.

U.S. government actions are imposing greater restrictions and economic disincentives on international trade. Recently, the government has amended and expanded export regulations regarding sales to companies on the U.S. Entity List preventing sales of U.S. foreign direct product, and in October 2022, placed unilateral export controls on the export, reexport, and transfer of technology sold in China for certain advanced computing and semiconductor manufacturing equipment and related parts and services. The implementation and interpretation of these rules is ongoing and evolving and creates challenges in managing our operations and international sales and increases our exposure to foreign competitors. The U.S. government may promulgate additional export controls or license requirements that will further limit our ability to sell products and services to non-U.S. customers, including China. Additionally, the U.S. Department of Defense continues to issue lists of companies it has determined to be owned or controlled by China’s People’s Liberation Army on which sanctions could be levied by executive order, and the Department of Commerce continues to expand the list of designated military end users from China and Russia for whom export licenses are now required. In addition, the US Government has previously initiated the imposition of additional tariffs on certain foreign goods, including steel and aluminum, semiconductor manufacturing equipment and spare parts thereof and has also announced the imposition of import license requirements on aluminum articles.

China has passed numerous regulations, including the Export Control Law of the People’s Republic of China, effective December 1, 2020, the Rules on Counteracting Unjustified Extra-territorial Application of Foreign Legislation and Other Measures promulgated on January 9, 2021, and the Anti-Foreign Sanctions Law of the People’s Republic of China, released on July 24, 2021. These laws provide China with the framework to ban exports to specific foreign entities on its Control List, block application of foreign laws, impose its own sanctions on entities and countries and provides a counterweight to the U.S. government’s restrictions through provisions for retaliatory action and extraterritorial jurisdiction. The potential imposition of retaliatory measures could adversely impact demand for our products, prohibit our ability to sell products or purchase necessary components, and could adversely affect our business.

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

The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade sanctions, or policies has the potential to further adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition, and results of operations.

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

Our success depends significantly on our proprietary technology. We attempt to protect our intellectual property rights through a variety of methods including patents and non-disclosure agreements; however, we might not be able to protect our technology, and customers or competitors might be able to develop similar technology independently. Infringement, misappropriation, and unlawful use of our intellectual property rights, and resulting unauthorized manufacture or sale of equipment using our IP rights, could result in lost revenue. Monitoring and detecting any unauthorized use of intellectual property is difficult and costly and we cannot be certain that the protective measures we have implemented will completely prevent misuse. If we are unable to protect our intellectual property successfully, our business, financial condition, and results of operations could be materially and adversely affected.

Patent, trademark laws, and trade secret protection may not be adequate to deter infringement or misappropriation of our patents, trademarks, trade secrets and similar proprietary rights. In addition, patents issued to us may be challenged, invalidated, or circumvented. The loss or expiration of any of our key patents could lead to a significant loss of sales of certain of our products and could materially affect our future operating results. The process of seeking patent protection can be time consuming and expensive and patents may not be issued for currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may initiate claims, enforcement actions or litigation against third parties for infringement of our proprietary rights, which claims could result in costly litigation, the diversion of our technical and management personnel, and the assertion of counterclaims by defendants.

In addition, the laws of some foreign countries might not afford our intellectual property the same protections as do the laws of the United States. Our intellectual property is not protected by patents in several countries in which we do business, and we have limited or no patent protection in other countries, including China. Consequently, manufacturing our products in China may subject us to an increased risk that unauthorized parties may attempt to copy our products or otherwise obtain or use our intellectual property. Generally, our efforts to obtain international patents have been concentrated in the European Union and certain industrialized countries in Asia, Korea, Japan, and Taiwan.

Third parties may also assert claims against us and our products. Claims that our products infringe the rights of others, whether or not meritorious, can be expensive and time-consuming to defend and resolve, and may divert the efforts and attention of management and personnel. The inability to obtain rights to use third party intellectual property on commercially reasonable terms could also have an adverse impact on our business. In addition, we may face claims based on the theft or unauthorized use or disclosure of third-party trade secrets and other confidential business information. Any such incidents and claims could severely harm our business and reputation, result in significant expenses, harm our competitive position, and prevent us from selling certain products, all of which could have a material and adverse impact on our business and results of operations.

We are, and expect to continue to be, involved in litigation. Legal proceedings are costly and could have a material adverse effect on our commercial relationships, business, financial condition, and operating results.

We may be involved in legal proceedings, litigation, enforcement actions, or claims regarding product performance, product warranty, product certification, product liability, patent infringement, misappropriation of trade secrets, other intellectual property rights, antitrust, environmental regulations, securities, contracts, unfair competition, employment, workplace safety, and other matters. Legal proceedings, enforcement actions and claims, whether with or without merit, and associated internal investigations, may be time-consuming and expensive to prosecute, defend or conduct; divert management’s attention and other resources; inhibit our ability to sell our products or services; prevent us from using our technology; result in adverse judgments for damages, injunctive relief, penalties, and fines; and

adversely affect our business. We can provide no assurance of the outcome of these legal proceedings, enforcement actions or claims or that the insurance we maintain will be adequate to cover them.

Changes in tax laws, tax rates, or mix of earnings in tax jurisdictions in which we do business, could impact our future tax liabilities and related corporate profitability.

We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions by their nature are complex and may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. As both domestic and foreign governments contemplate or make changes in tax law to raise more revenues, our results could be adversely affected. Further, there are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and earnings higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and several other countries are actively considering changes in this regard.

Increased governmental action on income tax regulations could adversely impact our business.

International governments have heightened their review and scrutiny of multinational businesses like ours, which could increase our compliance costs and future tax liability to those governments. As governments continue to look for ways to increase their revenue streams, they could increase audits of companies to accelerate the recovery of monies perceived as owed to them under current or past regulations. As we are subject to examination by tax authorities in every jurisdiction where we do business, an unfavorable audit outcome could adversely affect us.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes, regulations, and interpretations of research and development capitalization and tax credit regulations, foreign-derived intangible income (“FDII”), global intangible low-tax income (“GILTI”) and base erosion and anti-abuse tax (“BEAT”) laws; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organization for Economic Co-operation and Development (“OECD”), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, because of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are the subject of regular examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

Our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.

Regulatory authorities around the world have implemented or are considering several legislative and regulatory proposals concerning data protection, including measures to ensure that encryption of users’ data does not hinder law enforcement agencies’ access to that data. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe, China and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Violation of any of these rules could result in fines or orders requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We are subject to numerous governmental regulations.

We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products and control systems and regulations governing the import, export and customs duties related to our products. We might incur significant costs as we seek to ensure that our products meet safety and emissions standards, many of which vary across the states and countries in which our products are used. In the past, we have invested significant resources to redesign our products to comply with these directives. In addition, through recent acquisitions, we expanded our presence in the medical market to include more highly regulated applications and added a medical-certified manufacturing center to our operating footprint. We may encounter increased costs to maintain compliance with the quality systems and other regulations and requirements that apply to the acquired business. Compliance with future regulations, directives, and standards could require us to modify or redesign some products, make capital expenditures, or incur substantial costs. Also, we may incur significant costs in complying with the numerous imports, exports, and customs regulations as we seek to sell our products internationally. If we do not comply with current or future regulations, directives, and standards:

●	we could be subject to fines and penalties;
●	our production or shipments could be suspended; and
●	we could be prohibited from offering particular products in specified markets.

If we were unable to comply with current or future regulations, directives and standards, our business, financial condition, and results of operations could be materially and adversely affected.

We are subject to risks associated with environmental, health, and safety regulations.

We are subject to environmental, health, and safety regulations in connection with our global business operations, such as regulations related to the development, manufacture, sale, shipping, and use of our products; handling, discharge, recycling and disposal of hazardous materials used in our products or in producing our products; the operation of our facilities; and the use of our real property. The failure or inability to comply with existing or future environmental, health and safety regulations could result in significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipping or use of certain of our products; limitations on the operation of our facilities or ability to use our real property; and a decrease in the value of our real property. We could also be required to alter our manufacturing, operations, and product design, and incur substantial expenses in order to comply with environmental, health and safety regulations. Any failure to comply with these regulations could subject us to significant costs and liabilities that could adversely affect our business, financial condition, and results of operations.

Our failure to maintain appropriate environmental, social, and governance (“ESG”) practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.

Governments, customers, investors, and employees are enhancing their focus on ESG practices and disclosures, and expectations in this area are rapidly evolving and increasing. Failure to adequately maintain appropriate ESG practices that meet diverse stakeholder expectations may result in an inability to attract customers, the loss of business, diluted market valuation, and an inability to attract and retain top talent. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, resulting in inconsistent data, or could result in significant revisions to our sustainability commitments or our ability to achieve them. Any scrutiny of our carbon emissions or other sustainability disclosures or our failure to achieve related goals could adversely impact our reputation or performance.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

Information concerning our principal properties is set forth below:

Location	Principal Activity	Ownership
Denver, Colorado	Corporate headquarters, general and administrative	Leased
Fort Collins, Colorado	Research and development, distribution, sales, and service	Leased
Penang, Malaysia	Manufacturing and distribution	Leased
Rosario, Philippines	Manufacturing	Owned
Santa Rosa, Philippines	Manufacturing	Leased
Shenzhen, China	Manufacturing, distribution, service, and research and development	Leased
Zhongshan, China	Manufacturing	Leased
Xianghe, China	Manufacturing	Leased
Mexicali, Mexico	Manufacturing	Leased
Lockport, New York	Manufacturing, distribution, service, and research and development	Leased
Singapore, Singapore	Global operations headquarters (sales, service, and research and development)	Leased
Quezon, Philippines	Engineering, research and development, administration, and support	Leased
Taipei, Taiwan	Sales, distribution, and service	Leased
Hong Kong, Hong Kong	Distribution and general and administrative	Leased

In addition to the above principal properties, we have several other facilities throughout the U.S., North America, Europe, and Asia. We consider the properties that we own or lease as adequate to meet our current and future requirements. We regularly assess the size, capability, and location of our global infrastructure and periodically make adjustments based on these assessments. At the end of 2022, we ceased operations in our Shenzhen, China facility and completed the transfer of production activity to our manufacturing operations in Penang, Malaysia. The Shenzhen, China facility is expected to close in early 2023.

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

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

Our common stock is listed on the NASDAQ Global Select Market under the symbol “AEIS.” On January 31, 2023, the number of common stockholders of record was 258. This does not include stockholders whose shares are held in “street name” through brokers or other nominees.

Dividend Policy

In March 2021, the Board of Directors (the “Board”) declared the first quarterly cash dividend since our inception as a public company. In each of the four quarters in 2022, we paid quarterly cash dividends of $0.10 per share, totaling $15.2 million for the full year. We currently anticipate that a quarterly cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

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

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases during the year ended December 31, 2022:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

	(in thousands, except price per share data)
January	82	$80.02	82	$121,783
February	—	$—	—	$121,783
March	—	$—	—	$121,783
First quarter	82	$80.02	82

April	—	$—	—	$121,783
May	103	$76.23	103	$113,969
June	127	$72.42	127	$104,765
Second quarter	230	$74.12	230

July	34	$69.39	34	$200,000
August	—	$—	—	$200,000
September	—	$—	—	$200,000
Third quarter	34	$69.39	34

October	10	$69.16	10	$199,320
November	—	$—	—	$199,320
December	—	$—	—	$199,320
Fourth quarter	10	$69.16	10

Total	356	$74.90	356	$199,320

Performance Graph

The performance graph below shows the five-year cumulative total stockholder return on our common stock in comparison to certain other indices during the period from December 31, 2017 through December 31, 2022. The comparison assumes $100 invested on December 31, 2017 in Advanced Energy common stock and in each of the indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

	December 31,
	2017	2018	2019	2020	2021	2022
Advanced Energy Industries, Inc.	$100.00	$63.62	$105.51	$143.70	$135.52	$128.26
NASDAQ Composite	$100.00	$96.12	$129.97	$186.69	$226.63	$151.61
Dow Jones US Electrical Components & Equipment	$100.00	$86.48	$105.18	$124.75	$154.36	$125.51
S&P 1000	$100.00	$88.33	$108.70	$120.84	$149.60	$126.61

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this annual report on Form 10-K.

ITEM 6.            RESERVED

Not applicable.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth below under this caption constitute forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this annual report on Form 10-K for additional factors relating to such statements and see “Risk Factors” in Part I, Item 1A for a discussion of certain risks applicable to our business, financial condition, and results of operations.

The following section discusses our results of operations for 2022 and 2021 and year-to-year comparisons between those periods. Discussions of 2020 and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K and can be found within Part II, Item 7 “Management’s Discussion and Analysis for Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2021.

Overview

Advanced Energy provides highly engineered, mission-critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment. Many of our products enable customers to reduce or optimize their energy consumption through increased power conversion efficiency, power density, power coupling, and process control across a wide range of applications.

Our plasma power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch and deposition. Our broad portfolio of high and low voltage power products are used in a wide range of applications, such as semiconductor equipment, industrial production, medical and life science equipment, data centers computing, networking, and telecommunications. We also supply related sensing, controls, and instrumentation products primarily for advanced measurement and calibration of power and temperature for multiple industrial markets. Our network of global service support centers provides repair services, calibration, conversions, upgrades, refurbishments, and used equipment to companies using our products.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported. Note 1. Summary of Operations and Significant Accounting Policies and Estimates in Part II, Item 8 “Financial Statements and Supplementary Data” describes the significant accounting policies used in the preparation of our consolidated financial statements. The accounting positions described below are significantly affected by critical accounting estimates. Such accounting positions require significant judgments, assumptions, and estimates to be used in the preparation of the consolidated financial statements, actual results could differ materially from the amounts reported based on variability in factors affecting these statements.

Business Combinations

We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Fair values of assets acquired, and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve intangible assets. The excess of the purchase price over the net fair value of acquired assets and assumed liabilities is recorded as goodwill, which is not amortized but instead is evaluated for impairment at least annually. Pursuant to U.S. GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination.

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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We adjust these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that we believe are appropriate, as well as the related net interest and penalties. For more details see Note 5. Income Taxes in Part II, Item 8 “Financial Statements and Supplementary Data.”

Inventories

Inventories are valued at the lower of cost (using the first-in, first-out method) or net realizable value. General market conditions, as well as our design activities, can cause certain products to become obsolete and we adjust our inventory carrying value for estimated excess and obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based on projected end-user demand, which is determined by considering historical usage, customer orders and forecast, and qualitative considerations such as market and economic conditions. The determination of projected end-user demand requires the use of estimates and assumptions related to projected unit sales for each product. Demand for our products can fluctuate significantly. A significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand.

Defined Benefit Pension Plans

Accounting for pension plans requires that we make assumptions that involve considerable judgment which are significant inputs in the actuarial models that measure our net pension obligations and ultimately impact our earnings. These include the discount rate, long-term expected rate of return on assets, compensation trends, inflation considerations, health care cost trends and other assumptions, as well as determining the fair value of assets in our funded plans. Specifically, the discount rates, as well as the expected rates of return on assets and plan asset fair value determination, are important assumptions used in determining the plans’ funded status and annual net periodic pension and benefit costs. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We also, with the help of actuaries, periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality, and turnover, and update them to reflect our experience and expectations for the future. We believe the accounting estimates related to our pension plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our net pension and postretirement benefit obligations and related expenses.

Business Environment and Trends

Advanced Energy is organized on a global, functional basis and operates in the single segment for power electronics conversion products. Within this segment, our products are sold into the Semiconductor Equipment, Industrial and Medical, Data Center Computing, and Telecom and Networking markets.

In April 2022, we acquired SL Power. See Note 2. Acquisitions in Part II, Item 8 “Financial Statements and Supplementary Data.” This acquisition added complementary products to Advanced Energy’s medical power offerings and extends our presence in several advanced industrial markets.

The demand environment in each of our markets is impacted by various market trends, customer buying patterns, design wins, macroeconomic and other factors. During 2022, growth in all four of our markets was strong driven by investment in new technology, capacity, and macroeconomic recovery. However, we were limited in our ability to fulfill this demand due to supply chain shortages for critical integrated circuits, resulting in longer lead times for our products. These supply constraints have led to longer lead times in procuring materials and subcomponents and, in some cases, meaningfully higher costs for the subcomponents. We have implemented measures to improve the supply of critical materials and components and to mitigate the impact of these higher input costs, and these actions have enabled us to better meet customer demand. However, it is not clear how long global supply constraint conditions will continue, how quickly the supply chain will recover, the extent to which our mitigating actions will be successful, or to what extent we can recover our higher costs. One result of the supply chain constraints is that our backlog throughout the first three quarters of the year remained above backlog at the end of 2021. Backlog declined at the end of 2022 to $875.3 million, a decrease as compared to $1,093.0 million at the end of the third quarter of 2022, driven by approximately 40% of sequential decline from China-based semiconductor customers’ orders as a result of U.S. export controls introduced in October 2022, and the remainder from lower demand and changes in ordering patterns from our semiconductor customers as we improved our lead times. Despite the decline at the end of 2022, backlog remains high compared to previous years.

COVID related disruptions did materially impact our liquidity, ability to access capital, ability to comply with our debt covenants or the fair value of our assets in 2022.

SEMICONDUCTOR EQUIPMENT MARKET

The Semiconductor Equipment market is driven by the long-term growing need for more semiconductor production capacity and new process technologies. While the semiconductor and semiconductor equipment industries are inherently cyclical, over the long-term, integrated circuits content is growing across many industries driven by increased demand for processing, storing, and transmitting the growing amount of data. To meet the growing demand, the chip industry continues to invest in production capacity for both leading-edge and trailing-edge nodes logic devices, the latest memory devices, back-end test, and advanced wafer-level packaging. The industry’s transition to advanced technology nodes and to increased layers in memory devices require an increased number of plasma-based etch and deposition process tools and higher content of our advanced power solutions per tool. As etching and deposition processes become more challenging due to shrinking device geometry and increasing aspect ratios in advanced 3D devices, more advanced RF and DC plasma generation technologies are needed. We strive to provide a broad range of best-in-class, industry-leading RF and DC power solutions. Beyond etch and deposition processes, growing complexity at advanced nodes also drives a higher number of other process steps across the wafer fab, including inspection, metrology, thermal, ion implantation, and semiconductor test and assembly, where Advanced Energy is actively participating as a critical technology provider. In addition, our global support services group offers comprehensive local repair service, upgrade, and retrofit offerings to extend the useable life of our customers’ capital equipment for additional technology generations. Our strategy in the Semiconductor Equipment market is to defend our proprietary positions in our core applications by capturing new design and product generations, growing our market position in applications where we have lower market share, such as remote plasma source and dielectric etch, and leveraging our product portfolio in areas including embedded power, high voltage power systems, and critical sensing and controls to grow our market share and content at our original OEM customers.

The Semiconductor Equipment market continued to experience demand growth driven by investments in both leading and trailing edge semiconductor capacity throughout the first three quarters of 2022. Advanced Energy participated in the market growth while overcoming supply chain challenges and delivered record revenue from the Semiconductor Equipment market in 2022. Starting in the fourth quarter of 2022, the market entered a cyclical downturn due to changing macroeconomic conditions, overcapacity in the market for memory devices, general semiconductor inventory digestion resulting in falling fab utilization and reduced fab expansion plans, and new export restrictions to China for certain semiconductor equipment. These factors adversely impacted our demand, backlog, and revenue in the fourth quarter of 2022 and are expected to continue in 2023. We believe long-term drivers for demand growth in this market will eventually resume, due to the need to invest in new fab capacity to support growing demand for semiconductor devices in a wide range of applications, the continued transition to next generation processing nodes, increased complexity of advanced processes requiring more complex and innovative power solutions, and the regionalization of some semiconductor capacity.

INDUSTRIAL AND MEDICAL MARKET

Advanced Energy serves the Industrial and Medical market with mission-critical power components that deliver high reliability, precise, low noise or differentiated power to the equipment they serve. Growth in the Industrial and Medical market is driven by investment in complex manufacturing processes or automation, increased adoption of smart power, sensing, and control solutions across many industrial applications, new investments in clean and sustainable technologies, and growing investment in medical devices and life science equipment. Our customers in the Industrial and Medical market are primarily global and regional original equipment manufacturers, incorporating our advanced power, embedded power, and measurement products into a wide variety of equipment used in applications, such as advanced material fabrication, medical devices, analytical instrumentation, test and measurement equipment, robotics, industrial production, and large-scale connected light-emitting diode applications. Examples of products sold into the Industrial and Medical market include high voltage and low voltage power supplies used in applications such as medical devices, scientific instrumentation and industrial equipment, power control modules and thermal instrumentation products for material fabrication, production process control and many precision industrial sensing applications. Our strategy in the Industrial and Medical market is to expand our product offerings and channel reach, leveraging common platforms, derivatives, and customizations to further penetrate a broader set of applications.

During 2022, we saw increased demand in the Industrial and Medical market as our customers increased investments in their production capacity and the medical technology industry recovered from the pandemic-related slowdown. Although overall customer demand increased, supply constraints of critical components limited our ability to fulfill product shipments at the level of customer demand and resulted in increased backlog. Going into 2023, we expect product delivery and revenue levels will depend on the level of customers’ demand and on resolving supply chain constraints. It is not clear how long these supply chain constraints will persist or on what timeline our supply chain will recover.

DATA CENTER COMPUTING MARKET

Advanced Energy serves the Data Center Computing market with industry leading power conversion products and technologies, which we sell to OEMs and original design manufacturers (“ODMs”) of data center server and storage systems, as well as cloud service providers and their partners. Driven by the growing adoption of cloud computing, market demand for server and storage equipment has shifted from traditional enterprise on-premises computing to the data center, driving investments in data center infrastructure. Beyond the cloud, demand for edge computing is also growing, driven by the need for faster processing, lower latency, and higher data security at edge applications. In addition, the data center industry has begun transitioning from 12 Volt to 48 Volt infrastructure in data center server racks to improve overall power efficiency. Advanced Energy benefits from these trends by being an industry leader in providing high-efficiency 48 Volt server power solutions to the data center industry. Further, the rapid growth and adoption of artificial intelligence and machine learning are driving accelerated demand for server and storage racks with increased power density and higher efficiency, which complements Advanced Energy’s strengths. With a growing presence at both cloud service providers and industry-leading data center server and storage vendors, our strategy in the Data Center and Computing market is to penetrate selected customers and applications based on our differentiated capability and competitive strengths in power density, efficiency, and controls.

Customer demand for our products rose during 2022 with continued demand for cloud and network applications. In addition, we were able to secure additional critical components compared to the prior year, allowing us to deliver higher revenue in the Data Center Computing market. Despite the improved performance, the supply of the critical components remains highly constrained, impacting our ability to fulfill product shipments at the level of customer demand. Although we expect lower overall demand in 2023 as cloud and enterprise customers slow investments to digest capacity investments, we continue to be supply constrained and our performance will be partially dependent on our ability to secure critical components and customers’ timing of new programs. It is not clear how long these supply chain constraints will persist or how quickly our supply chain will recover.

TELECOM AND NETWORKING MARKET

Our customers in the Telecom and Networking market include many leading vendors of wireless infrastructure equipment, telecommunication equipment and computer networking. The wireless telecom market continues to evolve with more advanced mobile standards. 5G wireless technology promises to drive substantial growth opportunities for the telecom industry as it enables new advanced applications such as autonomous vehicles and virtual/augmented reality. Telecom service providers are investing in 5G infrastructure, and this trend is expected to drive demand for our products into the Telecom and Networking market. In datacom, demand is driven by networking investments by telecom service providers and enterprises upgrading their networks, as well as cloud service providers and data centers investing in their networks for increased bandwidth. Our strategy in the Telecom and Networking market is to optimize our portfolio of products to more differentiated applications, and to focus on 5G infrastructure applications.

Revenues in the Telecom and Networking market increased in 2022 compared to the same period in the prior year due to increased customer demand and our ability to secure additional critical components. We expect demand to remain stable in this market in 2023, but supply chain constraints continue to prevent us from fulfilling product shipments at the level of customer demand. It is not clear how long these supply shortages will persist or how quickly our supply chain will recover.

Results of Continuing Operations

The analysis presented below is organized to provide the information we believe will be helpful for understanding of our historical performance and relevant trends going forward and should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part II, Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

The following table sets forth certain data derived from our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2022	2021
Sales	$1,845,422	$1,455,954
Gross profit	675,506	532,322
Operating expenses	442,411	380,641
Operating income from continuing operations	233,095	151,681
Other income (expense), net	8,646	(2,970)
Income from continuing operations, before income taxes	241,741	148,711
Provision for income taxes	39,850	14,004
Income from continuing operations	$201,891	$134,707

The following table sets forth the percentage of sales represented by certain items reflected in our Consolidated Statements of Operations:

	Year Ended December 31,
	2022	2021
Sales	100.0%	100.0%
Gross profit	36.6	36.6
Operating expenses	24.0	26.1
Operating income from continuing operations	12.6	10.4
Other income (expense), net	0.5	(0.2)
Income from continuing operations, before income taxes	13.1	10.2
Provision for income taxes	2.2	1.0
Income from continuing operations	10.9%	9.3%

SALES, NET

The following tables summarize net sales and percentages of sales by markets (in thousands):

	Year Ended December 31,		Change 2022 v. 2021
	2022	2021	Dollar	Percent
Semiconductor Equipment	$930,809	$710,174	$220,635	31.1%
Industrial and Medical	426,763	341,176	85,587	25.1
Data Center Computing	327,466	270,924	56,542	20.9
Telecom and Networking	160,384	133,680	26,704	20.0
Total	$1,845,422	$1,455,954	$389,468	26.8%

	Year Ended December 31,
	2022	2021
Semiconductor Equipment	50.5%	48.8%
Industrial and Medical	23.1	23.4
Data Center Computing	17.7	18.6
Telecom and Networking	8.7	9.2
Total	100.0%	100.0%

OPERATING EXPENSE

The following table summarizes our operating expenses (in thousands) and as a percentage of sales:

	Years Ended December 31,
	2022		2021
Research and development	$191,020	10.4%	$161,831	11.1%
Selling, general, and administrative	218,463	11.8	191,998	13.2
Amortization of intangible assets	26,114	1.4	22,060	1.5
Restructuring charges	6,814	0.4	4,752	0.3
Total operating expenses	$442,411	24.0%	$380,641	26.1%

SALES AND BACKLOG

Sales

Sales increased $389.5 million, or 26.8%, to $1,845.4 million, as compared to $1,456.0 million in the prior year. The increase in sales was primarily due to increased demand for our products across all four of our markets and measures we took to improve material availability and capacity, which allowed us to better meet higher demand. In addition, premium recoveries, which are revenues we collected from our customers to partially reimburse us for premiums we paid to secure scarce materials, represented $68.3 million in revenue in 2022 compared to $14.3 million in 2021. The acquisition of SL Power contributed $50.3 million to our total sales in 2022. For additional information, see Note 2. Acquisitions in Part II, Item 8 “Financial Statements and Supplementary Data.”

Backlog

The following table summarizes our backlog (in thousands):

	December 31,	December 31,	Change from Year End
	2022	2021	Dollar	Percent
Backlog	$875,346	$927,810	$(52,464)	(5.7)%

Backlog represents outstanding orders for products we expect to deliver within the next 12 months. Backlog at the end of 2022 decreased from the end of 2021 primarily due to the impact of the China export controls regulation announced in October 2022 by the U.S. Commerce Department, lower demand in the Semiconductor Equipment market, and changes in order patterns for our semiconductor customers as we improved lead times, which occurred in the fourth quarter of 2022. Backlog in our other markets increased for the year.

We believe the current backlog levels provide some level of revenue protection if demand levels are reduced due to macroeconomic factors. We expect to bring our backlog back into normalized levels of $400 million to $500 million over the next several quarters as parts availability improves and lead times are reduced.

Backlog at any particular date is not necessarily indicative of actual sales which may be generated for any succeeding period. In addition, there is uncertainty of the timing of when backlog can convert into revenue due to continuing supply constraints. Because our customers generally order on a purchase order basis, they can typically cancel, change, or delay product purchase commitments with little or no notice.

Sales by Market

Sales in the Semiconductor Equipment market increased $220.6 million, or 31.1%, to $930.8 million, as compared to $710.2 million in the prior year. The increase in sales was primarily due to the growth in the Semiconductor Equipment market, particularly highlighted by the 40% increase in sales to our top two customers who are primarily in this market. In addition, we improved our ability to secure critical components and increased delivery to our customers in this market.

Sales in the Industrial and Medical market increased $85.6 million, or 25.1%, to $426.8 million, as compared to $341.2 million in the prior year. The increase in sales was primarily due to the acquisition of SL Power, which added incremental sales of $46.5 million in this market. The remainder of the increase in revenue was due to increased demand for our portfolio of products across our medical and industrial applications and improved material availability.

Sales in the Data Center Computing market increased $56.5 million, or 20.9%, to $327.5 million, as compared to $270.9 million in the prior year. The increase in Data Center Computing market sales was due to better supply availability, enabling us to partially fulfill product shipments against higher customer demand.

Sales in the Telecom and Networking market increased $26.7 million, or 20.0%, to $160.4 million as compared to $133.7 million in the prior year. The increase in sales was primarily due to improved material availability, allowing us to meet the increased demand.

GROSS PROFIT AND GROSS MARGIN

Gross profit dollars in 2022 increased by $143.2 million to $675.5 million, or 36.6% of revenue, as compared to prior year’s $532.3 million, or 36.6% of revenue, primarily driven by higher revenue.

Gross margin percentage remained flat year over year as the benefit of higher volume and favorable mix was offset primarily by higher material costs related to premiums paid to brokers for scarce parts. Premium recoveries, which represent revenue at zero gross margin, impacted gross margins by approximately 140 basis points, compared to approximately 35 basis points in the prior year. Additionally, higher material costs not recovered impacted gross margins by approximately 200 basis points, compared to approximately five basis points in the prior year. We expect that the amount of higher material costs and related recoveries will abate as the supply chain normalizes and scarce parts become more available from original manufacturers.

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

R&D expenses increased $29.2 million to $191.0 million, as compared to $161.8 million in the prior year. The increase in research and development expense is primarily driven by increased headcount and compensation costs of $20.4 million, as we invest in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs.

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

Selling, general and administrative (“SG&A”) expenses increased $26.5 million to $218.5 million, as compared to $192.0 million in the prior year. The increase in SG&A is primarily related to $16.9 million from increased headcount and associated costs including sales commissions and compensation driven by higher revenue and $6.0 million from the addition of SL Power. See Note 2. Acquisitions in Part II, Item 8 “Financial Statements and Supplementary Data” for additional details.

Amortization of Intangibles

Amortization expense increased $4.1 million to $26.1 million, as compared to $22.1 million in the prior year. The increase was primarily driven by incremental amortization of newly acquired intangible assets from the SL Power acquisition. For additional information, see Note 2. Acquisitions and Note 13. Intangible Assets in Part II, Item 8 “Financial Statements and Supplementary Data.”

Restructuring

In the fourth quarter of 2022, management approved a restructuring plan (the “2022 Plan”), which is expected to further improve our operating efficiencies and drive the realization of synergies from our business combinations by consolidating our operations, optimizing our factory footprint including moving certain production into our higher volume factories, and reducing redundancies. The majority of these actions impact our factory operations and should partially mitigate the impact of lower volumes on gross margins. We anticipate the 2022 Plan will be substantially completed, and associated expenses will be incurred by 2024.

In 2018, we committed to a restructuring plan (the “2018 Plan”) to optimize our manufacturing footprint and to improve our operating efficiencies and synergies related to business combinations. We incurred severance costs primarily related to the transition and exit of our facility in Shenzhen, China and actions associated with synergies related to the acquisition of Artesyn Embedded Technologies, Inc.’s embedded power business (“Artesyn”). This plan is substantially complete with the closure of our Shenzhen facility expected in 2023. For additional information, see Note 14. Restructuring Costs in Part II, Item 8 “Financial Statements and Supplementary Data.”

Other Income (Expense), net

Other income (expense), net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items.

Other income (expense), net was $8.6 million in 2022, as compared to ($3.0) million in the prior year. The increase in income between periods is primarily a result of higher unrealized foreign exchange gains of $4.2 million due to the strengthening U.S. dollar compared to our other foreign currencies and a one-time gain on the sale of intellectual property from a previous acquisition. This was partially offset by higher interest expenses because of increasing interest rates.

Provision for Income Taxes

(in thousands)

	Years Ended December 31,
	2022	2021
Income from continuing operations, before income taxes	$241,741	$148,711
Provision for income taxes	$39,850	$14,004
Effective tax rate	16.5%	9.4%

Our effective tax rate increased in 2022 compared to 2021, primarily driven by a change in tax law from the 2017 Tax Cuts and Jobs Act related to the capitalization of R&D expenses, as it impacts the net U.S. tax on foreign operations, that went into effect in January 2022, offset by the benefit of earnings in foreign jurisdictions which are subject to lower tax rates.

The Inflation Reduction Act (“IRA”) and CHIPS and Science Act (“CHIPS Act”) were both enacted in August 2022. The IRA introduced new provisions including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period and a 1% excise tax surcharge on stock repurchases. The CHIPS Act provides a variety of incentives associated with investments in domestic semiconductor manufacturing and related activities. The IRA and the CHIPS Act are applicable for tax years beginning after December 31, 2022 and had no benefit to our consolidated financial statements for any of the periods presented, and we do not expect them to have a direct material impact on our future results of operations, financial condition, or cash flows.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Non-GAAP Results

Management uses non-GAAP operating income and non-GAAP earnings per share (“EPS”) to evaluate business performance without the impacts of certain non-cash charges and other charges which are not part of our usual operations. We use these non-GAAP measures to assess performance against business objectives, make business decisions, including developing budgets and forecasting future periods. In addition, management’s incentive plans include these non-GAAP measures as criteria for achievements. These non-GAAP measures are not in accordance with U.S. GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. However, we believe these non-GAAP measures provide additional information that enables readers to evaluate our business from the perspective of management. The presentation of this additional information should not be considered a substitute for results prepared in accordance with U.S. GAAP.

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

Reconciliation of non-GAAP measure
Operating expenses and operating income from continuing	Years Ended December 31,
operations, excluding certain items (in thousands)	2022	2021
Gross profit from continuing operations, as reported	$675,506	$532,322
Adjustments to gross profit:
Stock-based compensation	1,478	764
Facility expansion, relocation costs and other	5,295	6,189
Acquisition-related costs	(299)	3,585
Non-GAAP gross profit	681,980	542,860
Non-GAAP gross margin	37.0%	37.3%

Operating expenses from continuing operations, as reported	442,411	380,641
Adjustments:
Amortization of intangible assets	(26,114)	(22,060)
Stock-based compensation	(18,371)	(14,975)
Acquisition-related costs	(8,637)	(6,803)
Facility expansion, relocation costs and other	—	(229)
Restructuring	(6,814)	(4,752)
Non-GAAP operating expenses	382,475	331,822
Non-GAAP operating income	$299,505	$211,038
Non-GAAP operating margin	16.2%	14.5%

Reconciliation of non-GAAP measure
Income from continuing operations, excluding certain items	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021
Income from continuing operations, less non-controlling interest, net of income taxes	$201,875	$134,663
Adjustments:
Amortization of intangible assets	26,114	22,060
Acquisition-related costs	8,338	10,388
Facility expansion, relocation costs, and other	5,295	6,418
Restructuring	6,814	4,752
Unrealized foreign currency gain	(7,645)	(3,543)
Acquisition-related costs and other included in other (income) expense, net	(8,417)	(2,186)
Tax effect of non-GAAP adjustments	(3,008)	(1,346)
Non-GAAP income, net of income taxes, excluding stock-based compensation	229,366	171,206
Stock-based compensation, net of taxes	15,444	12,042
Non-GAAP income, net of income taxes	$244,810	$183,248
Non-GAAP diluted earnings per share	$6.49	$4.78

Impact of Inflation

In previous years, inflation did not have a material impact on our operations. However, more recently, we have experienced inflationary pressure from price increases in select components driven by factors such as higher global demand, supply chain disruptions, higher labor expenses, and increased freight costs. In this environment, we are actively working with our customers to adjust pricing that helps offset the inflationary pressure on the cost of our components. We have also been able to recover some premiums on pricing related to securing scarce materials with our customers, thus limiting the financial impact of inflationary pressures.

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

The following table summarizes our cash, cash equivalents, and marketable securities (in thousands):

December 31, 2022
Cash and cash equivalents	$458,818
Marketable securities	2,128
Total cash, cash equivalents, and marketable securities	$460,946

We believe the above sources of liquidity will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, contractual obligations, debt repayment, share repurchase programs, and dividends for the next 12 months and on a long-term basis. In addition, we may, depending upon the number or size of additional acquisitions, seek additional debt or equity financing from time to time; however, such additional financing may not be available on acceptable terms, if at all.

Credit Facility

In September 2019, in connection with the acquisition of Artesyn, we entered into a credit agreement (“Credit Agreement”) that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”) and a $150.0 million senior unsecured revolving facility (the “Revolving Facility” and together with the Term Loan Facility, the “Credit Facility”).

In April 2020, we executed interest rate swap contracts with independent financial institutions to partially reduce the variability of cash flows in LIBOR indexed debt interest payments on our Term Loan Facility. The interest rate swap contracts fixed a portion of the outstanding principal balance on our term loan to a total interest rate of 1.271%. For information additional information, see Note 8. Derivative Financial Instruments in Part II, Item 8 “Financial Statements and Supplementary Data.”

In September 2021, we amended the Credit Agreement whereby we borrowed an additional $85.0 million, which increased the aggregate amount outstanding under the Term Loan Facility to $400.0 million. In addition, we increased the Revolving Facility capacity by $50.0 million to $200.0 million. Both the Term Loan Facility and Revolving Facility mature on September 9, 2026.

The following table summarizes borrowings under our Credit Facility and the associated interest rate (in thousands, except for interest rates).

	December 31, 2022
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate due to interest rate swap	$238,219	1.271%	—
Term Loan Facility subject to a variable interest rate	136,781	5.134%	—
Revolving Facility subject to a variable interest rate	—	5.134%	0.10%
Total borrowings under the Credit Agreement	$375,000

As of December 31, 2022, we had $200.0 million in available funding under the Revolving Facility. The Term Loan Facility requires quarterly repayments of $5.0 million plus accrued interest, with the remaining balance due in September 2026.

In addition to the available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may also request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million at identical terms to our existing Credit Facility.

For additional information on our Credit Facility, see Note 21. Credit Facility in Part II, Item 8 “Financial Statements and Supplementary Data.”

Dividends

In March 2021, the Board of Directors (the “Board”) declared the first quarterly cash dividend since our inception as a public company. During 2022, we paid quarterly cash dividends of $0.10 per share, totaling $15.2 million for the full year. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchases

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Amount paid or accrued to repurchase shares	$26,635	$78,125	$11,630
Number of shares repurchased	356	901	244
Average repurchase price per share	$74.90	$86.76	$47.75

In July 2022, the Board of Directors approved an increase to the share repurchase plan that increased the remaining amount authorized for future repurchases to a maximum of $200.0 million with no time limitation. At December 31, 2022, the remaining amount authorized by the Board of Directors for future share repurchases was $199.3 million.

Cash Flows

A summary of our cash from operating, investing, and financing activities was as follows (in thousands):

	Years Ended December 31,
	2022	2021
Net cash from operating activities from continuing operations	$183,731	$140,914
Net cash from operating activities from discontinued operations	(144)	(669)
Net cash from operating activities	183,587	140,245
Net cash from investing activities	(208,272)	(47,302)
Net cash from financing activities	(61,865)	(25,372)
Effect of currency translation on cash and cash equivalents	996	(3,567)
Net change in cash and cash equivalents	(85,554)	64,004
Cash and cash equivalents, beginning of period	544,372	480,368
Cash and cash equivalents, end of period	$458,818	$544,372

Net Cash From Operating Activities

Net cash from operating activities from continuing operations was $183.7 million, an increase of $42.8 million, compared to $140.9 million in the prior year. The increase is primarily due to an increase in net income. This was partially offset by an unfavorable increase in net operating assets driven primarily by an increase in accounts receivable due to our strong revenue growth.

Net Cash From Investing Activities

Net cash from investing activities in 2022 was ($208.3) million, driven by the following:

●	($58.9) million in purchases of property and equipment as we invested in our manufacturing footprint and capacity; and
●	($149.4) million for business combinations.

Net cash from investing activities in 2021 was ($47.3) million, and primarily related to investment in facilities and capacity.

Net Cash From Financing Activities

Net cash from financing activities in 2022 was ($61.9) million and included:

●	($15.2) million for dividend payments;
●	($20.0) million for repayment of long-term debt; and
●	($26.6) million related to repurchases of our common stock.

The net cash from financing activities in 2021 was ($25.4) million and included:

●	$83.7 million in proceeds from borrowings, net of debt-issuance costs paid;
●	($15.4) million for dividend payments;
●	($13.8) million for repayment of long-term debt;

●	($78.1) million related to repurchases of our common stock; and
●	($1.8) million related to stock-based award activities.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations relating to income taxes, lease obligations, pension liabilities, and debt are provided in Note 5. Income Taxes, Note 16. Leases, Note 17. Employee Retirement Plans and Postretirement Benefits, and Note 21. Credit Facility, respectively, in Part II, Item 8 “Financial Statements and Supplementary Data.”

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

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 1. Summary of Operations and Significant Accounting Policies and Estimates in Part II, Item 8 “Financial Statements and Supplementary Data.”

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

The functional currencies of our worldwide facilities primarily include the United States Dollar (USD), Euro, South Korean Won, New Taiwan Dollar, Japanese Yen, Pound Sterling, Chinese Yuan, and Mexican Peso. Our purchasing and sales activities are primarily denominated in the USD, Japanese Yen, Euro, and Chinese Yuan.

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

	December 31, 2022
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate	$238,219	1.271%	—
Term Loan Facility subject to a variable interest rate	136,781	5.134%	—
Revolving Facility subject to a variable interest rate	—	5.134%	0.10%
Total borrowings under the Credit Agreement	$375,000

For more information on the Term Loan Facility see Note 21. Credit Facility in Part II, Item 8 “Financial Statements and Supplementary Data.” For more information on the interest rate swap that fixes the interest rate for a portion of our Term Loan Facility, see Note 8. Derivative Financial Instruments in Part II, Item 8 “Financial Statements and Supplementary Data.” The Term Loan Facility and Revolving Facility bear interest, at our option, at a rate based on a reserve adjusted “Eurodollar Rate” or “Base Rate,” as defined in the Credit Agreement, plus an applicable margin.

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advanced Energy Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation
Description of the Matter

As more fully described in Notes 1 and 10 to the consolidated financial statements, the Company has inventories with a carrying value of $376.0 million as of December 31, 2022. The Company adjusts its inventory carrying value for estimated excess or obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based on projected end-user demand, which is determined by considering historical usage, customer orders and forecast, and qualitative considerations such as market and economic conditions.

Auditing management’s inventory valuation was complex and involved a high degree of judgment because a critical factor in determining excess and obsolete inventory requires management to determine projected end-user demand, which could be impacted by future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the Company’s process for evaluating inventory valuation inclusive of controls related to the development of and management’s review of the underlying data, including historical usage and the estimation of projected end-user demand.

We evaluated certain inventories for excess or obsolescence by testing key inputs, including historical usage and projected end-user demand, and by testing the completeness and accuracy of the underlying data supporting management’s inventory valuation assessment. Specifically, we compared the Company’s projected end-user demand to historical sales and inventory usage. We assessed historical trends of management’s estimates and performed analyses to evaluate management’s excess and obsolete inventory estimates and underlying assumptions. We also performed a retrospective review of the prior year valuation assumptions, including inventory write-off history.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Denver, Colorado

February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advanced Energy Industries, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Advanced Energy Industries, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Advanced Energy Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SL Power Electronics, which is included in the 2022 consolidated financial statements of the Company and constituted 2% and 3% of total and net assets, respectively, as of December 31, 2022 and 3% and 3% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SL Power Electronics.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 17, 2023

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$458,818	$544,372
Accounts and other receivable, net	300,683	237,227
Inventories	376,012	338,410
Other current assets	53,001	42,225
Total current assets	1,188,514	1,162,234
Property and equipment, net	148,462	114,830
Operating lease right-of-use assets	100,177	101,769
Other assets	84,056	66,911
Intangible assets, net	189,526	159,406
Goodwill	281,433	212,190
TOTAL ASSETS	$1,992,168	$1,817,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,467	$193,708
Accrued payroll and employee benefits	82,733	55,833
Other accrued expenses	76,750	62,671
Customer deposits and other	26,322	22,141
Current portion of long-term debt	20,000	20,000
Current portion of operating lease liabilities	16,771	15,843
Total current liabilities	393,043	370,196
Long-term debt, net	353,262	372,733
Operating lease liabilities	94,460	95,180
Pension benefits	44,031	67,255
Other long-term liabilities	41,105	40,480
Total liabilities	925,901	945,844

Commitments and contingencies (Note 19)

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 37,429 and 37,589 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	37	38
Additional paid-in capital	134,640	115,706
Accumulated other comprehensive income (loss)	16,320	(1,216)
Retained earnings	915,270	756,323
Advanced Energy Industries, Inc. stockholders' equity	1,066,267	870,851
Noncontrolling interest	—	645
Total stockholders' equity	1,066,267	871,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,992,168	$1,817,340

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Sales, net	$1,845,422	$1,455,954	$1,415,826
Cost of sales	1,169,916	923,632	873,957
Gross profit	675,506	532,322	541,869

Operating expenses:
Research and development	191,020	161,831	143,961
Selling, general, and administrative	218,463	191,998	188,590
Amortization of intangible assets	26,114	22,060	20,129
Restructuring	6,814	4,752	13,166
Total operating expenses	442,411	380,641	365,846
Operating income	233,095	151,681	176,023

Other income (expense), net	8,646	(2,970)	(17,876)
Income from continuing operations, before income taxes	241,741	148,711	158,147
Provision for income taxes	39,850	14,004	22,996
Income from continuing operations	201,891	134,707	135,151
Income (loss) from discontinued operations, net of income taxes	(2,215)	73	(421)
Net income	$199,676	$134,780	$134,730
Income from continuing operations attributable to noncontrolling interest	16	44	55
Net income attributable to Advanced Energy Industries, Inc.	$199,660	$134,736	$134,675

Basic weighted-average common shares outstanding	37,463	38,143	38,314
Diluted weighted-average common shares outstanding	37,721	38,355	38,542

Earnings per share:
Continuing operations:
Basic earnings per share	$5.39	$3.53	$3.53
Diluted earnings per share	$5.35	$3.51	$3.51
Discontinued operations:
Basic earnings (loss) per share	$(0.06)	$—	$(0.01)
Diluted earnings (loss) per share	$(0.06)	$—	$(0.01)
Net income:
Basic earnings per share	$5.33	$3.53	$3.52
Diluted earnings per share	$5.29	$3.51	$3.50

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$199,676	$134,780	$134,730
Other comprehensive income (loss), net of income taxes
Foreign currency translation	(10,543)	(12,262)	13,095
Change in fair value of cash flow hedges	9,741	4,246	(2,139)
Minimum pension benefit retirement liability	18,338	9,405	(7,664)
Comprehensive income	217,212	136,169	138,022
Comprehensive income attributable to noncontrolling interest	16	44	55
Comprehensive income attributable to Advanced Energy Industries, Inc.	$217,196	$136,125	$137,967

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Advanced Energy Industries, Inc. Stockholders' Equity

	Common Stock
				Accumulated
			Additional	Other		Non-	Total
			Paid-in	Comprehensive	Retained	controlling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Equity
Balances, December 31, 2019	38,358	$38	$104,849	$(5,897)	$577,724	$546	$677,260
Adoption of new accounting standards	—	—	—	—	(102)	—	(102)
Stock issued from equity plans	179	—	(482)	—	—	—	(482)
Stock-based compensation	—	—	12,272	—	—	—	12,272
Share repurchases	(244)	—	(11,630)	—	—	—	(11,630)
Other comprehensive income	—	—	—	3,292	—	—	3,292
Net income	—	—	—	—	134,675	55	134,730
Balances, December 31, 2020	38,293	38	105,009	(2,605)	712,297	601	815,340
Stock issued from equity plans	197	—	(1,931)	—	—	—	(1,931)
Stock-based compensation	—	—	15,428	—	—	—	15,428
Share repurchases	(901)	—	(2,800)	—	(75,325)	—	(78,125)
Dividends declared ($0.10 per share)	—	—	—	—	(15,385)	—	(15,385)
Other comprehensive income	—	—	—	1,389	—	—	1,389
Net income	—	—	—	—	134,736	44	134,780
Balances, December 31, 2021	37,589	38	115,706	(1,216)	756,323	645	871,496
Stock issued from equity plans	196	—	(26)	—	—	—	(26)
Stock-based compensation	—	—	19,624	—	—	—	19,624
Share repurchases	(356)	(1)	(1,125)	—	(25,509)	—	(26,635)
Dividends declared ($0.10 per share)	—	—	—	—	(15,204)	—	(15,204)
Other comprehensive income	—	—	—	17,536	—	—	17,536
Acquisition of non-controlling interest	—	—	461	—	—	(661)	(200)
Net income	—	—	—	—	199,660	16	199,676
Balances, December 31, 2022	37,429	$37	$134,640	$16,320	$915,270	$—	$1,066,267

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$199,676	$134,780	$134,730
Less: income (loss) from discontinued operations, net of income taxes	(2,215)	73	(421)
Income from continuing operations, net of income taxes	201,891	134,707	135,151
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	60,296	52,893	47,770
Stock-based compensation expense	19,849	15,739	12,272
Provision for deferred income taxes	(5,736)	1,326	(622)
(Gain) loss from discount on notes receivable	—	(638)	721
(Gain) loss on disposal and sale of assets	(3,962)	1,496	1,296
Changes in operating assets and liabilities, net of assets acquired
Accounts and other receivable, net	(59,630)	5,271	15,412
Inventories	(32,244)	(115,737)	11,658
Other assets	(19,673)	(2,910)	1,750
Accounts payable	(28,703)	67,111	(48,163)
Other liabilities and accrued expenses	51,643	(18,344)	24,914
Net cash from operating activities from continuing operations	183,731	140,914	202,159
Net cash from operating activities from discontinued operations	(144)	(669)	(923)
Net cash from operating activities	183,587	140,245	201,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt (issuance) of notes receivable	—	3,050	(1,000)
Purchases of property and equipment	(58,885)	(28,817)	(36,364)
Acquisitions, net of cash acquired	(149,387)	(21,535)	(5,476)
Net cash from investing activities	(208,272)	(47,302)	(42,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	—	85,000	—
Payment of debt-issuance costs	—	(1,350)	—
Payments on long-term borrowings	(20,000)	(13,750)	(17,500)
Dividend payments	(15,204)	(15,385)	—
Purchase and retirement of common stock	(26,635)	(78,125)	(11,630)
Net payments related to stock-based awards	(26)	(1,762)	(482)
Net cash from financing activities	(61,865)	(25,372)	(29,612)

EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	996	(3,567)	5,143

NET CHANGE IN CASH AND CASH EQUIVALENTS	(85,554)	64,004	133,927
CASH AND CASH EQUIVALENTS, beginning of period	544,372	480,368	346,441
CASH AND CASH EQUIVALENTS, end of period	$458,818	$544,372	$480,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,608	$4,040	$5,278
Cash paid for income taxes	$17,546	$32,543	$21,032

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1.           SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Advanced Energy Industries, Inc., a Delaware corporation, and its consolidated subsidiaries (“we,” “us,” “our,” “Advanced Energy,” or the “Company”) design, manufacture, sell, and support precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment.

Our plasma power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch and deposition. Our broad portfolio of high and low voltage power products are used in a wide range of applications, such as semiconductor equipment, industrial production, medical and life science equipment, data centers computing, networking, and telecommunications. We also supply related sensing, controls, and instrumentation products primarily for advanced measurement and calibration of power and temperature for multiple industrial markets. Our network of global service support centers provides repair services, calibration, conversions, upgrades, refurbishments, and used equipment to companies using our products.

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

Principles of Consolidation — Our consolidated financial statements include the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Our consolidated financial statements are stated in United States (“U.S.”) Dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We reclassified certain prior period amounts to conform to the current year presentation.

Use of Estimates in the Preparation of the Consolidated Financial Statements — The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The significant estimates, assumptions, and judgments include, but are not limited to:

● excess and obsolete inventory; ● pension obligations;	● acquisitions and asset valuations, and ● income taxes and other provisions.

Segment Information — Our Chief Executive Officer is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment.

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

For derivatives designated as cash flow hedges, changes in fair value are recorded to accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and are reclassified into earnings when the underlying forecasted transaction affects earnings. We reassess the probability of the underlying forecasted transactions occurring on a quarterly basis.

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

We have various assets and liabilities measured at fair value on a recurring basis, including:

Foreign currency forward contracts

We estimate the fair value based on the movement in the forward rates of foreign currency cash flows in which the hedging instrument is denominated.

Interest rate swaps

We determine the fair value by estimating the net present value of the expected cash flows based on market rates and the associated yield curves, adjusted for non-performance credit risk, as applicable.

Contingent consideration associated with business combinations

We determine the fair value by estimating the net present value of the expected cash flows based on the probability of expected payment.

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value as recorded due to the short-term nature of these instruments.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Our non-financial assets, which primarily consist of property and equipment, operating lease right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value. See Note 12. Goodwill and Note 13. Intangible Assets for further discussion and presentation of these amounts.

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

Concentrations of Credit Risk — Financial instruments with potential credit risk include cash and cash equivalents, marketable securities, and trade accounts receivable. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of high quality and sound financial condition. Our investments are in low-risk instruments, and we limit our credit exposure in any one institution or type of investment instrument based upon criteria, including creditworthiness.

We establish a reserve for credit losses based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

Accounts Receivable and Reserve for Credit Losses — Accounts receivable are recorded at net realizable value. We maintain a credit approval process and we make judgments in connection with assessing our customers’ ability to pay. Despite this assessment, from time to time, our customers are unable to meet their payment obligations. We continuously monitor our customers’ credit worthiness and use our judgment in establishing a provision for estimated credit losses. We do not require collateral from customers. Our principal customers are original equipment manufacturers (“OEM”) and end user customers, which operate globally through wholly owned subsidiaries that purchase our products under substantially the same credit terms, with similar historical credit risks. As a result, we assess credit risks as a single group. We evaluate collection risk and establish expected credit loss primarily through a combination of the following: an assessment of customer credit risk ratings utilizing third party credit risk data, analysis of historical aging and credit loss experience, and customer specific information.

Inventories — Inventories are valued at the lower of cost (using the first-in, first-out method) or net realizable value. General market conditions, as well as our design activities, can cause certain products to become obsolete and we adjust our inventory carrying value for estimated excess and obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based on projected end-user demand, which is determined by considering historical usage, customer orders and forecast, and qualitative considerations such as market and economic conditions. The determination of projected end-user demand requires the use of estimates and assumptions related to

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

projected unit sales for each product. Demand for our products can fluctuate significantly. A significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand.

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

Business Combinations — Business combinations are accounted for using the purchase method of accounting. Under the purchase method, assets and liabilities, including intangible assets, are recorded at their fair values as of the acquisition date. Acquisition costs in excess of amounts assigned to assets acquired and liabilities assumed are recorded as goodwill. Transaction related costs associated with business combinations are expensed as incurred.

Leases — We lease manufacturing and office space under non-cancelable operating leases. Some of these leases contain provisions for landlord funded leasehold improvements, which we record as a reduction to right-of-use (“ROU”) assets and the related operating lease liabilities. Our lease agreements generally contain lease and non-lease components, and we combine fixed payments for non-lease components with lease payments and account for them together as a single lease component. Certain lease agreements may contain variable payments, which are expensed as incurred and not included in the right-of-use lease assets and operating lease liabilities. When renewal options are reasonably certain of exercise, we include the renewal period in the lease term. In many cases, we have leases with a term of less than one year. We elected the practical expedient to exclude these short-term leases from our ROU assets and operating lease liabilities. On an ongoing basis, we negotiate and execute new leases to meet business objectives.

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

Debt Issuance Costs — We incurred debt issuance costs in connection with our debt facilities. Amounts paid directly to lenders are classified as issuance costs. Commitment fees and other costs directly associated with obtaining credit facilities are classified as deferred financing costs, which are recorded in the Consolidated Balance Sheets and amortized over the term of the debt facility. We allocated deferred debt issuance costs incurred for the current credit facility between the revolver and term loan based on their relative borrowing capacity. Deferred debt issuance costs associated with the revolving credit facility are recorded within other assets and those associated with the term loan are recorded as a reduction of the carrying value of the debt on the Consolidated Balance Sheets. We amortize the majority of deferred debt issuance costs to interest expense using the effective interest rate method. Deferred debt issuance costs on the line of credit are amortized on the straight-line basis over the life of the debt agreement. Amortization of debt issuance costs is reflected in other income (expense), net on the Consolidated Statements of Operations. See Note 21. Credit Facility for additional details.

Revenue Recognition — Net sales consist of revenue from the sale of products and support services.

We recognize substantially all revenue at a point in time when we satisfy our performance obligations. Typically, this occurs on shipment of goods because, at that point, we transfer control to our customer. The transaction price is based upon the standalone selling price. In most transactions, we have no obligations to our customers after the date products are shipped, other than pursuant to warranty obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Surcharges, cost recoveries, and shipping and handling fees billed to customers, if any, are recognized as revenue. The related cost for shipping and handling fees is recognized in cost of sales. We expense the incremental costs of obtaining contracts when the amortization period of the costs is less than one year. These costs are included in selling, general, and administrative expenses in our Consolidated Statements of Operations. Payment terms for customers’ extended credit are typically net 30 days.

Support services include warranty and non-warranty repair services, upgrades, and refurbishments on the products we sell. Repairs covered under our standard warranty do not generate revenue. We recognize substantially all non-warranty revenue upon completion of service because that is the point in time when we satisfy our performance obligation.

As part of our ongoing service business, we satisfy our service obligations under preventative maintenance contracts and extended warranties, which had previously been offered on our discontinued inverter products. Any up-front fees received for extended warranties or maintenance plans are deferred. Revenue under these arrangements is recognized ratably over the underlying terms as we do not have historical information that would allow us to project the estimated service usage pattern at this time.

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

Stock-Based Compensation — Accounting for stock-based compensation requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair value at the grant date. We utilize the Black-Scholes Merton option pricing model to estimate the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights. This model requires various estimates and assumptions, including:

Fair value of the common stock

We use the market closing price of our common stock, as reported on the NASDAQ Exchange.

Expected term

The expected term is based on historical experience and represents the period we expect the stock option or ESPP purchase right to be outstanding.

Expected volatility

We derive the expected volatility from the historical volatility of our common stock over a period equivalent to the expected term.

Risk -free interest rate

We obtain the risk-free interest rate from the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock-based award.

Expected dividend

The expected dividend is based on the assumption that future dividend payments will follow recent historical practice.

We estimate the fair value of restricted stock units (“RSUs”) on the grant date. For RSUs that contain a time-based and/or performance-based vesting condition, we estimate fair value using the closing share price on the grant date.

We record stock-based compensation expense for awards with time-based vesting conditions on a straight-line basis over the requisite service period. For awards with a performance-based vesting condition, we record stock-based compensation expense (based on management’s assessment of the probability of meeting the performance conditions) over the estimated period to achieve the performance conditions. Upon forfeiture or expiration of these awards, we reverse the stock-based compensation expense.

Certain RSUs vest based on a market condition. We estimate the fair value and probability of achievement for each tranche of these awards using a Monte Carlo simulation. Because the probability of achievement is a factor in the Monte Carlo simulation, we recognize stock-based compensation expense over each tranche’s estimated achievement period even if some or all of the shares never vest.

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

We assess the recoverability of our net deferred tax assets and the need for a valuation allowance on a quarterly basis. Our assessment includes several factors, including historical results and taxable income projections for each jurisdiction. The ultimate realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, we determine if we will realize the benefits of these deductible differences.

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

Under U.S. GAAP, an accounting policy election can be made to either recognize deferred taxes for temporary basis differences expected to reverse as global intangible low-tax income (“GILTI”) in future years, or to provide for the tax expense related to GILTI in the year that the tax is incurred as a period expense only. We have elected to account for GILTI in the year that the tax is incurred.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

New Accounting Standards Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 806) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments in ASU 2021-08 address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers.

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

New Accounting Standards Issued But Not Yet Adopted

The FASB issued the following ASUs:

Issuance Date	ASU	Title
March 2020	2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
January 2021	2021-01	Reference Rate Reform (Topic 848): Scope
December 2022	2022-06	Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848

This collective guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference LIBOR or another reference rate that is expected to be discontinued. The above accounting standards will be in effect through December 31, 2024.

Our Credit Facility (refer to Note 21. Credit Facility) and interest rate swap agreements (refer to Note 8. Derivative Financial Instruments) reference the one-month USD LIBOR rate. Both agreements contain provisions for transition to a new reference rate upon discontinuance of LIBOR. We expect the one-month USD LIBOR rate to be available through June 2023. We are currently assessing the potential timing of transitioning to a replacement interest rate benchmark for our Credit Facility (refer to Note 21. Credit Facility) and do not expect the above guidance to materially impact our consolidated financial statements.

NOTE 2.           ACQUISITIONS

SL Power Electronics Corporation

On April 25, 2022, we acquired 100% of the issued and outstanding shares of capital stock of SL Power Electronics Corporation (“SL Power”), which is based in Calabasas, California. We accounted for this transaction as a business combination. This acquisition added complementary products to Advanced Energy’s medical power offerings and extends our presence in several advanced industrial markets.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The components of the fair value of the total consideration transferred were as follows:

Cash paid for acquisition	$145,616
Less cash acquired	(3,484)
Total fair value of purchase consideration	$142,132

We allocated the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess allocated to goodwill.

Fair Value
Current assets and liabilities, net	$11,990
Property and equipment	4,191
Operating lease right-of-use assets	4,640
Deferred taxes and other liabilities	(2,335)
Intangible assets	57,600
Goodwill	70,686
Operating lease liability	(4,640)
Total fair value of net assets acquired	$142,132

The following table summarizes the intangible assets acquired:

		Amortization	Useful Life
	Fair Value	Method	(in years)
Customer relationships	$50,500	Straight-line	10
Technology	7,100	Straight-line	5
Total	$57,600

To estimate the fair value of intangible assets, we used a multi-period excess earnings approach for the customer relationships and a relief from royalty approach for developed technology. Goodwill represents SL Power’s assembled workforce and the expected operating synergies from combining operations. We expect approximately 85% of goodwill to be deductible for tax purposes. We are still evaluating the fair value for the assets acquired and liabilities assumed. Accordingly, the purchase price allocation presented above is preliminary.

We included SL Power’s results of operations in our consolidated financial statements from the date of acquisition. The following table summarizes SL Power’s contribution to sales in our Consolidated Statements of Operations.

Year Ended December 31,
2022
Sales, net	$50,321

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

We allocated the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess allocated to goodwill.

Fair Value
Current assets and liabilities, net	$3,475
Property and equipment	755
Operating lease right-of-use assets	425
Intangible assets	6,900
Goodwill (deductible for tax purposes)	5,917
Other	6
Operating lease liability	(425)
Total fair value of net assets acquired	$17,053

A summary of the intangible assets acquired, amortization method, and estimated useful lives follows:

	Fair Value	Amortization Method	Useful Life (in years)
Technology	$1,100	Straight-line	5
Customer relationships	5,500	Straight-line	15
Tradename	300	Straight-line	5
Total	$6,900

Goodwill represents TEGAM’s assembled workforce and the expected operating synergies from combining operations. We included TEGAM’s results of operations in our consolidated financial statements from the date of acquisition.

Intangible Assets Acquired

In January 2021, we acquired certain intangible assets related to the manufacturing of fiber optic sensing equipment for a total purchase price of $6.5 million in cash. These intangible assets have an estimated useful life of five years. See Note 13. Intangible Assets for additional details.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 3.           REVENUE

Disaggregation of Revenue

The following tables presents additional information regarding our revenue:

Revenue by Market

	Years Ended December 31,
	2022	2021	2020
Semiconductor Equipment	$930,809	$710,174	$611,864
Industrial and Medical	426,763	341,176	313,646
Data Center Computing	327,466	270,924	322,539
Telecom and Networking	160,384	133,680	167,777
Total	$1,845,422	$1,455,954	$1,415,826

Revenue by Region

	Years Ended December 31,
	2022		2021		2020
North America	$857,490	46.5%	$665,479	45.7%	$687,821	48.6%
Asia	754,997	40.9	597,830	41.1	606,893	42.9
Europe	219,119	11.9	179,056	12.3	117,989	8.3
Other	13,816	0.7	13,589	0.9	3,123	0.2
Total	$1,845,422	100.0%	$1,455,954	100.0%	$1,415,826	100.0%

Revenue by Significant Countries

	Years Ended December 31,
	2022		2021		2020
United States	$723,564	39.2%	$561,312	38.5%	$530,965	37.5%
China	180,355	9.8	188,708	13.0	173,554	12.3
Mexico	131,573	7.1	102,199	7.0	150,896	10.7
All others	809,930	43.9	603,735	41.5	560,411	39.6
Total	$1,845,422	100.0%	$1,455,954	100.0%	$1,415,826	100.0%

We attribute sales to individual countries and regions based on the customer’s ship to location. Apart from the United States, no revenue attributable to any individual country exceeded 10% of our total consolidated revenues in 2022.

Revenue by Category

	Years Ended December 31,
	2022	2021	2020
Product	$1,686,053	$1,318,213	$1,296,867
Services	159,369	137,741	118,959
Total	$1,845,422	$1,455,954	$1,415,826

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

We defer revenue associated with sales of extended inverter warranties and include them within customer deposits and other in our Consolidated Balance Sheets. Deferred revenue for extended inverter warranties and the associated costs of warranty service will be reflected in Sales and Cost of goods sold, respectively, from continuing operations in future periods in our Consolidated Statement of Operations as the deferred revenue is earned and the associated services are rendered. We no longer offer extended warranties related to the inverter product line.

NOTE 5.           INCOME TAXES

The geographic distribution of pretax income from continuing operations was as follows:

	Years Ended December 31,
	2022	2021	2020
Domestic	$5,969	$24,541	$17,526
Foreign	235,772	124,170	140,621
Income from continuing operations, before income taxes	$241,741	$148,711	$158,147

The provision for income taxes from continuing operations is summarized as follows:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$23,370	$(2,468)	$5,475
State	1,949	929	1,927
Foreign	20,267	14,217	16,216
Total current provision	45,586	12,678	23,618

Deferred:
Federal	(6,742)	762	(312)
State	(1,030)	(200)	1,270
Foreign	2,036	764	(1,580)
Total deferred provision (benefit)	(5,736)	1,326	(622)
Total provision for income taxes	$39,850	$14,004	$22,996

Our effective tax rate increased in 2022 compared to 2021, primarily driven by a change in tax law from the 2017 Tax Cuts and Jobs Act related to the capitalization of R&D expenses, as it impacts the net U.S. tax on foreign operations, that went into effect in January 2022, offset by the benefit of earnings in foreign jurisdictions which are subject to lower tax rates.

Our effective tax rate decreased in 2021 compared to 2020, primarily driven by one-time tax benefits due to reductions in uncertain tax positions and increased tax credits.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The principal causes of the difference between the federal statutory rate and the effective income tax rate for each of the years below are as follows:

	Years Ended December 31,
	2022	2021	2020
Income taxes per federal statutory rate	$50,766	$31,229	$33,211
State income taxes, net of federal deduction	510	534	2,793
U.S. tax on foreign operations	28,726	5,786	9,666
Foreign derived intangible income deduction	(6,259)	(3,927)	(4,070)
Tax effect of foreign operations	(28,432)	(11,520)	(20,527)
Uncertain tax positions	1,080	(6,899)	(3,215)
Audit settlements	34	7,764	—
Unremitted earnings	—	261	(567)
Tax credits	(5,857)	(6,149)	(2,292)
Change in valuation allowance	—	(73)	(1,175)
Withholding taxes	413	756	4,265
Executive compensation limitation	641	1,926	1,070
Other permanent items, net	(1,772)	(5,684)	3,837
Total provision for income taxes	$39,850	$14,004	$22,996

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss and tax credit carryforwards	$47,733	$54,210
Interest expense limitation	7,282	7,344
Pension obligation	7,301	10,778
Employee bonuses and commissions	9,276	3,861
Depreciation and amortization	25,879	26,358
Operating lease liabilities	10,136	19,405
Other	17,102	20,288
Deferred tax assets	124,709	142,244
Less: Valuation allowance	(36,046)	(42,051)
Net deferred tax assets	88,663	100,193

Deferred tax liabilities
Depreciation and amortization	35,678	37,515
Unremitted earnings	4,115	4,435
Operating lease right-of-use assets	8,392	17,558
Other	1,801	3,364
Deferred tax liabilities	49,986	62,872
Net deferred tax assets	$38,677	$37,321

Of the $38.7 million and $37.3 million net deferred tax asset on December 31, 2022 and 2021, respectively, $48.1 million and $47.2 million, respectively, are included as a net non-current deferred tax asset within other assets on the Consolidated Balance Sheets. $9.4 million and $9.9 million, respectively, are included as a net non-current deferred tax liability within other long-term liabilities on the Consolidated Balance Sheets.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

As of December 31, 2022, we have recorded a valuation allowance on $2.9 million of our U.S. domestic deferred tax assets, largely attributable to state carryforward attributes that are expected to expire before sufficient income can be realized in those jurisdictions. The remaining valuation allowance on deferred tax assets approximates $33.1 million and is associated primarily with operations in Germany, Hong Kong, and Switzerland. As of December 31, 2022, there is not sufficient positive evidence to conclude that such deferred tax assets, presently reduced by a valuation allowance, will be recognized. The December 31, 2022 valuation allowance balance reflects a decrease of $6.0 million during the year. The change in the valuation allowance is primarily due to decreases from foreign exchange movements and current year activity.

As of December 31, 2022, we had U.S., foreign and state tax loss carryforwards of $45.2 million, $120.1 million, and $106.5 million, respectively. Additionally, we had $0.7 million and $30.5 million of capital loss and interest expense limitation carryforwards, respectively. Finally, we had U.S. and state tax credit carryforwards of $0.9 million and $1.9 million, respectively. The U.S. and state net operating losses, tax credits, and interest expense limitation are subject to various utilization limitations under Section 382 of the Internal Revenue Code and applicable state laws. These Section 382 limited attributes have various expiration periods through 2036 or, in the case of the interest expense limitation amount, no expiration period. Much of the foreign loss carryforwards, and $8.0 million of the federal net operating loss carry forwards, have no expiration period.

We operate under a tax holiday in Singapore and China. These tax holidays are in effect through June 30, 2027 and December 31, 2022, respectively. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of the tax holidays decreased foreign taxes by $19.4 million and $13.3 million for 2022 and 2021, respectively. The benefit of the tax holiday on earnings per diluted share was $0.52 and $0.35 for 2022 and 2021, respectively.

As of December 31, 2022, we have undistributed earnings in certain foreign subsidiaries of approximately $33.3 million that we have indefinitely invested, and on which we have not recognized deferred taxes. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.

We account for uncertain tax positions by applying a minimum recognition threshold to tax positions before recognizing these positions in the consolidated financial statements. The following table provides a reconciliation of our total gross unrecognized tax benefits, which we include within other long-term liabilities on the Consolidated Balance Sheets:

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$5,513	$9,673	$13,009
Additions based on tax positions taken during a prior period	245	963	219
Additions based on tax positions taken during a prior period - acquisitions	1,025	—	—
Additions based on tax positions taken during the current period	836	566	—
Reductions based on tax positions taken during a prior period	—	—	—
Reductions related to a lapse of applicable statute of limitations	(152)	(4,575)	(3,555)
Reductions related to a settlement with taxing authorities	—	(1,114)	—
Balance at end of period	$7,467	$5,513	$9,673

The unrecognized tax benefits of $7.5 million, if recognized, will impact our effective tax rate. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We had $0.6 million and $0.4 million of accrued interest and penalties on December 31, 2022

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

and 2021, respectively. With few exceptions, we are no longer subject to federal, state, or foreign income tax examinations by tax authorities for years before 2019.

The Inflation Reduction Act (“IRA”) and CHIPS and Science Act (“CHIPS Act”) were both enacted in August 2022. The IRA introduced new provisions including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period and a 1% excise tax surcharge on stock repurchases. The CHIPS Act provides a variety of incentives associated with investments in domestic semiconductor manufacturing and related activities. The IRA and the CHIPS Act are applicable for tax years beginning after December 31, 2022 and had no benefit to our consolidated financial statements for any of the periods presented, and we do not expect them to have a direct material impact on our future results of operations, financial condition, or cash flows.

NOTE 6.           EARNINGS PER SHARE

We compute basic earnings per share (“EPS”) by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The diluted EPS computation is similar to basic EPS except we increase the denominator to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods) if our outstanding stock options and restricted stock units had been converted to common shares (when such conversion is dilutive).

The following table summarizes our earnings per share:

	Years Ended December 31,
	2022	2021	2020
Income from continuing operations	$201,891	$134,707	$135,151
Less: income from continuing operations attributable to noncontrolling interest	16	44	55
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$201,875	$134,663	$135,096

Basic weighted-average common shares outstanding	37,463	38,143	38,314
Assumed exercise of dilutive stock options and restricted stock units	258	212	228
Diluted weighted-average common shares outstanding	37,721	38,355	38,542

Continuing operations:
Basic earnings per share	$5.39	$3.53	$3.53
Diluted earnings per share	$5.35	$3.51	$3.51

Share Repurchases

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Amount paid or accrued to repurchase shares	$26,635	$78,125	$11,630
Number of shares repurchased	356	901	244
Average repurchase price per share	$74.90	$86.76	$47.75

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

There were no shares repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

In July 2022, the Board of Directors approved an increase to the share repurchase plan that increased the remaining amount authorized for future repurchases to a maximum of $200.0 million with no time limitation. At December 31, 2022, the remaining amount authorized by the Board of Directors for future share repurchases was $199.3 million.

NOTE 7.           FAIR VALUE MEASUREMENTS

The following tables present information about our assets and liabilities measured at fair value on a recurring basis.

		December 31, 2022
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Other current assets	$—	$2,128	$—	$2,128
Interest rate swaps	Other assets	—	15,310	—	15,310
Total assets measured at fair value on a recurring basis		$—	$17,438	$—	$17,438

		December 31, 2021
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Certificates of deposit	Other current assets	$—	$2,296	$—	$2,296
Interest rate swaps	Other assets	—	2,739	—	2,739
Total assets measured at fair value on a recurring basis		$—	$5,035	$—	$5,035

Liabilities:
Contingent consideration	Other current liabilities	$—	$—	$1,738	$1,738
Total liabilities measured at fair value on a recurring basis		$—	$—	$1,738	$1,738

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

Gains and losses related to foreign currency exchange contracts were offset by corresponding gains and losses on the revaluation of the underlying assets and liabilities. Both are included as a component of other income (expense),

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

net in our Consolidated Statements of Operations. As of December 31, 2022 and 2021, there were no foreign currency forward contracts outstanding.

In April 2020, we executed interest rate swap contracts with independent financial institutions to partially reduce the variability of cash flows in LIBOR indexed debt interest payments on our Term Loan Facility (under our existing Credit Agreement dated September 10, 2019, as amended). These transactions are accounted for as cash flow hedging instruments.

The interest rate swap contracts fixed a portion of the outstanding principal balance on our term loan to a total interest rate of 1.271%. This is comprised of an 0.521% average fixed rate per annum in exchange for a variable interest rate based on one-month USD-LIBOR-BBA plus the credit spread in our existing Credit Agreement (see Note 21. Credit Facility), which is 75 basis points at current leverage ratios.

The following table summarizes the notional amount of our qualified hedging instruments:

	December 31,	December 31,
	2022	2021
Interest rate swap contracts	$238,219	$255,719

The following table summarizes the amounts recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets for qualifying hedges.

	December 31,	December 31,
	2022	2021
Interest rate swap contract gains	$11,779	$2,107

See Note 7. Fair Value Measurements for information regarding the fair value of derivative instruments.

As a result of using derivative financial instruments, we are exposed to the risk that counterparties to contracts could fail to meet their contractual obligations. We manage this credit risk by reviewing counterparty creditworthiness on a regular basis and limiting exposure to any single counterparty.

NOTE 9.           ACCOUNTS AND OTHER RECEIVABLE, NET

We record accounts and other receivable at net realizable value. Components of accounts and other receivable, net of reserves, were as follows:

	December 31,	December 31,
	2022	2021
Amounts billed, net	$283,617	$217,549
Unbilled receivables	17,066	19,678
Total receivables, net	$300,683	$237,227

“Amounts billed, net” represents amounts invoiced to customers in accordance with our terms and conditions. These receivables are short term in nature and do not include any financing components.

“Unbilled receivables” consist of amounts where we satisfied our contractual obligations associated with customer inventory stocking agreements. Such amounts typically become billable upon the customer’s consumption of the inventory. We anticipate invoicing and collecting substantially all unbilled receivables within the next 12 months.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The following table summarizes the changes in expected credit losses related to receivables:

	December 31,	December 31,
	2022	2021
Balance at beginning of period	$5,784	$7,602
Additions	441	135
Deductions - write-offs, net of recoveries	(4,381)	(687)
Foreign currency translation	(30)	(18)
Other	—	(1,248)
Balance at end of period	$1,814	$5,784

NOTE 10.           INVENTORIES

We value inventories at the lower of cost or net realizable value and computed on a first-in, first-out basis. Components of inventories were as follows:

	December 31,	December 31,
	2022	2021
Parts and raw materials	$286,955	$261,365
Work in process	23,002	24,222
Finished goods	66,055	52,823
Total	$376,012	$338,410

NOTE 11.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following:

	Estimated Useful	December 31,	December 31,
	Life (in years)	2022	2021
Buildings, machinery, and equipment	5 to 25	$165,673	$134,635
Computer equipment, furniture, fixtures, and vehicles	3 to 5	36,281	33,490
Leasehold improvements	2 to 10	63,103	48,370
Construction in process		18,226	5,914
		283,283	222,409
Less: Accumulated depreciation		(134,821)	(107,579)
Property and equipment, net		$148,462	$114,830

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The following table summarizes property and equipment by geographic area:

	December 31,
	2022	2021
United States	$43,963	$22,860
Asia	98,684	87,283
Europe and other	5,815	4,687
Total	$148,462	$114,830

The following table summarizes depreciation expense. All depreciation expense is recorded in income from continuing operations.

	Years Ended December 31,
	2022	2021	2020
Depreciation expense	$34,182	$30,833	$27,641

NOTE 12.           GOODWILL

The following table summarizes the changes in goodwill:

	December 31,	December 31,
	2022	2021
Balance at beginning of period	$212,190	$209,983
Measurement period adjustments	40	(1,426)
Additions from acquisition	70,686	5,877
Foreign currency translation	(1,483)	(2,244)
Balance at end of period	$281,433	$212,190

Additions and adjustments are the result of business combinations. Refer to Note 2. Acquisitions.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 13.           INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$97,237	$(47,196)	$50,041
Customer relationships	167,631	(44,774)	122,857
Trademarks and other	27,036	(10,408)	16,628
Total	$291,904	$(102,378)	$189,526

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$91,461	$(35,854)	$55,607
Customer relationships	118,706	(34,187)	84,519
Trademarks and other	27,244	(7,964)	19,280
Total	$237,411	$(78,005)	$159,406

At December 31, 2022, the weighted average remaining useful life of intangibles subject to amortization was 9.1 years.

Amortization expense related to intangible assets was as follows:

	Years Ended December 31,
	2022	2021	2020
Amortization expense	$26,114	$22,060	$20,129

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2023	$28,242
2024	25,175
2025	20,976
2026	19,260
2027	17,357
Thereafter	78,516
Total	$189,526

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 14.           RESTRUCTURING COSTS

In the fourth quarter of 2022, management approved a restructuring plan (the “2022 Plan”), which is expected to further improve our operating efficiencies and drive the realization of synergies from business combinations by consolidating our operations, optimizing our factory footprint including moving certain production into our higher volume factories, and reducing redundancies. We anticipate the 2022 Plan will be substantially completed, and associated expenses will be incurred by 2024.

In 2018, we committed to a restructuring plan (the “2018 Plan”) to optimize our manufacturing footprint and to improve our operating efficiencies and synergies related to business combinations. We incurred severance costs primarily related to the transition and exit of our facility in Shenzhen, China and actions associated with synergies related to the acquisition of Artesyn Embedded Technologies, Inc.’s embedded power business (“Artesyn”). This plan is substantially complete with the final closure of our Shenzhen facility expected in early 2023. The table below summarizes the charges related to our restructuring plans:

	Years Ended December 31,
	2022	2021	2020
Severance and related charges	$6,469	$3,467	$9,632
Facility relocation and closure charges	345	1,285	3,534
Total restructuring charges	$6,814	$4,752	$13,166

			Cumulative Cost
			Through
			December 31,
	2022 Plan	2018 Plan	2022
Severance and related charges	$5,788	$21,061	$26,849
Facility relocation and closure charges	—	7,160	7,160
Total restructuring charges	$5,788	$28,221	$34,009

Our restructuring liabilities are included in other accrued expenses in our Consolidated Balance Sheets. Changes in restructuring liabilities were as follows:

	2022 Plan	2018 Plan	Total
December 31, 2020	$—	$10,641	$10,641
Costs incurred and charged to expense	—	4,752	4,752
Costs paid or otherwise settled	—	(6,127)	(6,127)
Foreign currency translation	—	(3)	(3)
December 31, 2021	$—	$9,263	$9,263
Costs incurred and charged to expense	5,788	1,026	6,814
Costs paid or otherwise settled	—	(8,751)	(8,751)
Foreign currency translation	—	(116)	(116)
December 31, 2022	$5,788	$1,422	$7,210

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 15.           WARRANTIES

Our sales agreements include customary product warranty provisions, which generally range from 12 to 24 months after shipment. We record the estimated warranty obligations cost when we recognize revenue. This estimate is based on historical experience by product and configuration.

Our estimated warranty obligation is included in other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

	Years Ended December 31,
	2022	2021
Balance at beginning of period	$3,350	$4,780
Additions from acquisitions	181	—
Increases to accruals	5,620	3,165
Warranty expenditures	(3,408)	(4,587)
Effect of changes in exchange rates	(41)	(8)
Balance at end of period	$5,702	$3,350

NOTE 16. LEASES

Components of operating lease cost were as follows:

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$22,626	$23,443	$22,920
Short-term and variable lease cost	4,838	2,555	1,895
Total operating lease cost	$27,464	$25,998	$24,815

Maturities of our operating lease liabilities are as follows:

Year Ending December 31,
2023	$21,476
2024	19,019
2025	15,508
2026	13,458
2027	11,857
Thereafter	57,760
Total lease payments	139,078
Less: Interest	(27,847)
Present value of lease liabilities	$111,231

The following tables present additional information about our lease agreements:

	December 31,	December 31,
	2022	2021
Weighted average remaining lease term (in years)	8.9	9.8
Weighted average discount rate	4.6%	4.5%

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Cash paid for operating leases	$22,287	$23,668	$21,877
Right-of-use assets obtained in exchange for operating lease liabilities	$17,022	$16,399	$33,741

NOTE 17.           EMPLOYEE RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Defined Contribution Plans

We have a 401(k) profit-sharing and retirement savings plan covering substantially all full-time U.S. employees. Participants may defer up to the maximum amount allowed permitted by law. Participants are immediately vested in both their own contributions and profit-sharing contributions. Profit-sharing contributions, which are discretionary, are approved by the Board of Directors. For the year ended December 31, 2022 we based our profit-sharing contribution on matching 100% of employee contributions up to 3% of compensation plus an additional match of 50% on the next 2% of compensation. For the years ended December 31, 2021 and 2020 we based our profit-sharing contribution on matching 50% of employee contributions up to 6% of the employee’s compensation.

During the years ended December 31, 2022, 2021, and 2020 we recognized total defined contribution plan costs of $4.5 million, $3.1 million, and $2.6 million, respectively.

Defined Benefit Plans

We maintain defined benefit pension plans for certain of our non-U.S. employees in the United Kingdom, Germany, and Philippines. Each plan is managed locally and in accordance with respective local laws and regulations.

To measure the expense and related benefit obligation, we make various assumptions, including discount rates used to value the obligation, expected return on plan assets used to fund these expenses, and estimated future inflation rates. We base these assumptions on historical experience as well as current facts and circumstances. We use an actuarial analysis to measure the expense and liability associated with pension benefits.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Our projected benefit obligation and plan assets for defined benefit pension plans and the related assumptions used to determine the related liabilities are as follows:

	Years Ended December 31,
	2022	2021
Projected benefit obligation, beginning of year	$85,776	$97,740
Service cost	1,133	1,282
Interest cost	1,819	1,452
Actuarial gain	(23,677)	(8,682)
Benefits paid	(1,502)	(2,010)
Translation adjustment	(7,029)	(4,006)
Projected benefit obligation, end of year	56,520	85,776

Fair value of plan assets, beginning of year	$18,521	$17,293
Expected return	535	641
Contributions	1,430	1,775
Benefits paid	(1,124)	(1,112)
Actuarial gain (loss)	(5,060)	71
Translation adjustment	(1,813)	(147)
Fair value of plan assets, end of year	12,489	18,521
Funded status of plan	$(44,031)	$(67,255)

The components of net periodic pension benefit cost recognized in our Consolidated Statements of Operations for the periods presented are as follows:

	Years Ended December 31,
	2022	2021	2020
Service cost	$1,133	$1,282	$1,068
Interest cost	1,819	1,452	1,716
Expected return on plan assets	(535)	(642)	(683)
Amortization of actuarial gains and losses	322	820	459
Net periodic pension cost	$2,739	$2,912	$2,560

Assumptions used in the determination of the net periodic pension cost are:

	Years Ended December 31,
	2022	2021	2020
Discount rate	2.6%	1.6%	1.8%
Expected long-term return on plan assets	3.2%	3.2%	3.7%

The fair value of our qualified pension plan assets by category was as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Diversified Growth Fund	$—	$9,100	$—	$9,100
Corporate Bonds	—	2,333	—	2,333
Insurance Contracts	—	—	798	798
Cash	258	—	—	258
Total	$258	$11,433	$798	$12,489

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Diversified Growth Fund	$—	$12,249	$—	$12,249
Corporate Bonds	—	4,640	—	4,640
Insurance Contracts	—	—	984	984
Cash	648	—	—	648
Total	$648	$16,889	$984	$18,521

The diversified growth fund aims to generate an “equity-like” return over an economic cycle with significantly reduced volatility relative to equity markets and has the scope to use a diverse range of asset classes, including equities, bonds, cash, and alternatives (e.g., property, infrastructure, high yield bonds, floating rate debt, private, equity, hedge funds and currency). These investments are intended to provide a degree of protection against changes in the value of our plan’s liabilities related to changes in long-term expectations for interest rates and inflation.

Expected future payments during the next ten years for our defined benefit pension plans are as follows:

Year Ending December 31,
2023	$1,755
2024	2,771
2025	2,274
2026	4,698
2027	3,421
2028 to 2032	20,085

NOTE 18.           STOCK-BASED COMPENSATION

The Board of Directors Compensation Committee administers our stock plans. As of December 31, 2022, we had two active stock-based incentive compensation plans: the 2017 Omnibus Incentive Plan (“the 2017 Plan”) and the ESPP. We issue all new equity compensation grants under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

On May 4, 2017, the stockholders approved the 2017 Plan, and all shares that were then available for issuance under the 2008 Omnibus Incentive Plan (“the 2008 Plan”) are now available for issuance under the 2017 Plan. The 2017 Plan and 2008 Plan provide for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, and dividend equivalent rights. Any of the awards issued may be issued as performance-based awards to align stock compensation awards to the attainment of annual or long-term performance goals.

The following table summarizes information related to our stock-based incentive compensation plans:

December 31, 2022
Shares available for future issuance under the 2017 Omnibus Incentive Plan	1,475
Shares available for future issuance under the Employee Stock Purchase Plan	619

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Stock-based Compensation Expense

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation was as follows:

	Years Ended December 31,
	2022	2021	2020
Stock-based compensation expense	$19,849	$15,739	$12,272

Estimated forfeiture rates for our stock-based compensation expense applicable to stock options and RSUs were approximately 9%, 8% and 5% for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock Units

Generally, we grant RSUs with a three-year time-based vesting schedule. Certain RSUs contain performance-based or market-based vesting conditions in addition to the time-based vesting requirements. RSUs are generally granted with a grant date fair value based on the market price of our stock on the date of grant.

Changes in our unvested RSUs were as follows:

	Year Ended December 31, 2022
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
RSUs outstanding at beginning of period	627	$76.37
RSUs granted	593	$74.62
RSUs vested	(162)	$83.16
RSUs forfeited	(255)	$61.39
RSUs outstanding at end of period	803	$78.46

The total intrinsic value of RSUs converted to shares for the years ended December 31, 2022, 2021 and 2020 was $13.6 million, $19.2 million, and $9.2 million, respectively. As of December 31, 2022, there was $35.3 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested RSUs, that we expect to recognize through December 2025, with a weighted-average remaining vesting period of 1.3 years.

Stock Options

Generally, we grant stock option awards with an exercise price equal to the market price of our stock at the date of grant and with either a three or four-year vesting schedule or performance-based vesting. Stock option awards generally have a term of ten years.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Changes in our stock options were as follows:

	Year Ended December 31, 2022
		Weighted-	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining
	Options	per Share	Contractual Life
Options outstanding at beginning of period	112	$24.41
Options granted	76	$85.97
Options exercised	(37)	$23.26
Options outstanding at end of period	151	$55.48	5.63 years
Options vested at end of period	75	$24.97	2.04 years

The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $2.6 million, $2.6 million, and $1.9 million, respectively. Options outstanding on December 31, 2022 have aggregate intrinsic value of $4.6 million. As of December 31, 2022, there was $1.8 million of total unrecognized compensation cost, net of expected forfeitures, related to the unvested options that we expect to recognize over a remaining period of 2.2 years.

Employee Stock Purchase Plan

The ESPP, a stockholder-approved plan, provides for the issuance of rights to purchase up to 1.5 million shares of common stock. Most employees are eligible to participate in the ESPP if employed for at least 20 hours per week during at least five months per calendar year. Participating employees may contribute up to the lesser of 15% of their eligible earnings or $5,000 during each plan period. Currently, the plan period is six months. The purchase price of common stock purchased under the ESPP is currently equal to the lower of 1) 85% of the fair market value of our common stock on the commencement date of each plan period or 2) 85% of the fair market value of our common shares on each plan period purchase date.

As of December 31, 2022, there was $0.5 million of total unrecognized compensation cost related to the ESPP that we expect to recognize over a remaining period of five months.

Estimating Fair Value

We estimated the fair value of each stock option and ESPP purchase right on the grant date using the Black-Scholes-Merton option pricing model with the following assumptions:

Year Ended December 31,
Stock Options	2022
Risk-free interest rate	2.18%
Expected dividend yield rate	0.5%
Expected term	4.7 years
Expected volatility	48.6%
Weighted average grant date fair value of options granted	$ 35.84

	Years Ended December 31,
ESPP	2022	2021	2020
Risk-free interest rates	1.63% - 4.65% %	0.04% - 0.10%	0.10% - 0.18% %
Expected dividend yield rate	0.1%	—%	—%
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	43.7%	42.7%	70.1%

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

NOTE 20.           SIGNIFICANT CUSTOMER INFORMATION

During the year ended December 31, 2022, Applied Materials, Inc. and Lam Research Corporation accounted for 20% and 14%, respectively, of our total revenue compared to 20% and 10%, respectively, of our total revenue during the year ended December 31, 2021 and 18% and 10%, respectively, of our total revenue during the year ended December 31, 2020.

As of December 31, 2022 and 2021, the account receivable balance from Applied Materials, Inc. accounted for 18% of our total accounts receivable. No other customer’s account receivable exceeded 10% of our total accounts receivable in the periods presented.

NOTE 21.           CREDIT FACILITY

In September 2019, in connection with the acquisition of Artesyn, we entered into a credit agreement (“Credit Agreement”) that provided aggregate financing of $500.0 million, consisting of a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”) and a $150.0 million senior unsecured revolving facility (the “Revolving Facility” and together with the Term Loan Facility, the “Credit Facility”).

In September 2021, we amended the Credit Agreement whereby we borrowed an additional $85.0 million, which increased the aggregate amount outstanding under the Term Loan Facility to $400.0 million. In addition, we increased the Revolving Facility capacity by $50.0 million to $200.0 million. Both the Term Loan Facility and Revolving Facility mature on September 9, 2026.

The following table summarizes borrowings under our Credit Facility and the associated interest rate.

	December 31, 2022
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate due to interest rate swap	$238,219	1.271%	—
Term Loan Facility subject to a variable interest rate	136,781	5.134%	—
Revolving Facility subject to a variable interest rate	—	5.134%	0.10%
Total borrowings under the Credit Agreement	$375,000

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

For more information on the interest rate swap that fixes the interest rate for a portion of our Term Loan Facility, see Note 8. Derivative Financial Instruments. The Term Loan Facility and Revolving Facility bear interest, at our option, at a rate based on a reserve adjusted “Eurodollar Rate” or “Base Rate,” as defined in the Credit Agreement, plus an applicable margin.

For all periods presented, we were in compliance with the Credit Agreement covenants. The following table summarizes our availability to withdraw on the Revolving Facility.

	December 31,	December 31,
	2022	2021
Available capacity on Revolving Facility	$200,000	$200,000

In addition to the available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may also request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million at identical terms to our existing Credit Facility.

The fair value of the Term Loan Facility approximates the outstanding balance of $375.0 million as of December 31, 2022.

The debt obligation on our Consolidated Balance Sheets consists of the following:

	December 31,	December 31,
	2022	2021
Term Loan Facility	$375,000	$395,000
Less: debt discount	(1,738)	(2,267)
Total debt	373,262	392,733
Less current portion of long-term debt	(20,000)	(20,000)
Total long-term debt	$353,262	$372,733

Contractual maturities of our debt obligations, excluding amortization of debt issuance costs, are as follows:

Year Ending December 31,
2023	$20,000
2024	20,000
2025	20,000
2026	315,000
Total	$375,000

Interest expense and unused line of credit fees were recorded in other income (expense), net in our Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2022	2021	2020
Interest expense	$6,607	$3,969	$5,080
Amortization of debt issuance costs	547	822	519
Unused line of credit fees and other	202	168	153
Total interest expense	$7,356	$4,959	$5,752

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer (Stephen D. Kelley, President and Chief Executive Officer) and Principal Financial Officer (Paul Oldham, Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a 15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

In April 2022, we acquired SL Power. Refer to Note 2. Acquisitions in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information. SL Power’s objectives regarding internal controls over financial reporting are consistent, in all material respects, with Advanced Energy’s objectives. We are in the process of completing a more comprehensive review of SL Power’s internal control over financial reporting and will be implementing changes to better align their reporting and controls with the rest of Advanced Energy. As a result of the timing of the acquisition, anticipated changes, and general guidance issued by the SEC regarding exclusion of certain acquired businesses, we excluded SL Power from Advanced Energy’s December 31, 2022 assessment of internal controls over financial reporting. SL Power accounted for approximately 2% of our total assets at December 31, 2022, and 3% of our total net sales for the year ended December 31, 2022.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Form 10-K, and as part of the audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

In accordance with General Instruction G (3) of Form 10-K, certain information required by this Part III is incorporated by reference to the definitive proxy statement relating to our 2023 annual meeting of stockholders (the “2023 Proxy Statement”), as set forth below. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information set forth in the 2023 Proxy Statement under the headings “Management” and “Proposal No. 1 - Election of Directors” is incorporated herein by reference.

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

ITEM 11.           EXECUTIVE COMPENSATION

The information set forth in the 2023 Proxy Statement under the headings “Executive Compensation” is incorporated herein by reference.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the 2023 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about the equity incentive compensation plans as of December 31, 2022. All outstanding awards relate to our common stock.

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

	(in thousands, except exercise price per share)
Equity compensation plans approved by security holders	151	$55.48	2,094	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	151	$55.48	2,094
(1)	This number includes 618 thousand shares available for future issuance under the Employee Stock Purchase Plan.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

The information set forth in the 2023 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth in the 2023 Proxy Statement under the caption “Proposal No. 2 - Ratification of the Appointment of Ernst & Young LLP as Advanced Energy’s Independent Registered Public Accounting Firm for 2023” is incorporated herein by reference.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as part of this annual report on Form 10-K are as follows:
1.	Financial Statements:

See Index to Financial Statements at Part II, Item 8 herein.

2.	Financial Statement Schedules for the years ended December 31, 2022, 2021 and 2020

NOTE:  All schedules have been omitted because they are either not applicable or the required information is included in the financial statements and notes thereto.

(B)	Exhibits:

Exhibit			Incorporated by Reference
Number		Description	Form	File No.	Exhibit	Filing Date

2.1		Stock Purchase Agreement by and among Advanced Energy Industries, Inc., Artesyn Embedded Technologies, Inc., Pontus Intermediate Holdings II, LLC and Pontus Holdings, LLC, dated May 14, 2019 **	8-K	000-26966	2.1	May 15, 2019

2.2		First Amendment to the Stock Purchase Agreement by and among Advanced Energy Industries, Inc., Artesyn Embedded Technologies, Inc., Pontus Intermediate Holdings II, LLC and Pontus Holdings, LLC, dated September 9, 2019 **	8-K	000-26966	2.2	September 10, 2019

2.3		Stock Purchase Agreement, dated April 1, 2022, by and among SL Power Electronics Corporation, SL Delaware Holdings, Inc., Steel Partners Holdings L.P., AEI US Subsidiary, LLC and Advanced Energy Industries, Inc. **	8-K	000-26966	2.1	April 4, 2022

3.1		Amended and Restated Certificate of Incorporation of Advanced Energy Industries, Inc.	10-Q	000-26966	3.1	August 5, 2019

3.2		Second Amended and Restated By-Laws of Advanced Energy Industries, Inc.	8-K	000-26966	3.1	May 20, 2020

4.1		Form of Specimen Certificate for Common Stock	S-1	33-97188	4.1	September 21, 1995

4.2		Description of Advanced Energy Industries, Inc. Securities	10-K	000-26966	4.2	March 2, 2020

10.1		Lease dated January 16, 2003, by and between China Great Wall Computer Shenzhen Co., Ltd., Great Wall Limited and Advanced Energy Industries (Shenzhen) Co., Ltd., for a building located in Shenzhen, China	10-K	000-26966	10.18	February 24, 2004

10.2		Form of Director and Officer Indemnification Agreement				Filed herewith

10.3		Form of Notice of Grant Stock Option under 2008 Omnibus Incentive Plan *	8-K	000-26966	10.3	May 10, 2013

10.4		Form of Non-Qualified Stock Option Agreement under 2008 Omnibus Incentive Plan *	8-K	000-26966	10.5	May 10, 2013

10.5		2017 Omnibus Incentive Plan*	DEF 14A	000-26966	Appendix A	March 14, 2017

10.6		2008 Omnibus Incentive Plan, as amended May 4, 2010 *	10-K	000-26966	10.37	March 2, 2011

10.7		Employee Stock Purchase Plan *	S-1	33-97188	10.17	September 21, 1995

10.8		Offer Letter dated February 8, 2021 *	8-K	000-26966	10.2	February 10, 2021

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.9	Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials, Inc. dated August 29, 2005 +	10-Q	000-26966	10.1	November 7, 2005

10.10	Shipping Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials, Inc. dated August 29, 2005 +	10-Q	000-26966	10.2	November 7, 2005

10.11	Bridge Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials, Inc. dated January 28, 2011 +	10-Q	000-26966	10.1	May 6, 2011

10.12	Offer Letter to Paul Oldham, dated March 26, 2018 *	8-K	000-26966	10.1	March 29, 2018

10.13	Form of Executive Change in Control and General Severance Agreement	8-K	000-26966	10.1	August 6, 2018

10.14	Credit Agreement, dated September 10, 2019, by and among Advanced Energy Industries, Inc., Bank of America N.A. as the Administrative Agent, Bank of America N.A., Bank of the West and HSBC Bank USA, N.A. as the Joint Lead Arrangers and Joint Book Runners, and Citibank N.A., as the Co-Manager	8-K	000-26966	10.1	September 10, 2019

10.15	ISDA 2002 Master Agreement, by and between Advanced Energy Industries, Inc. and HSBC Bank USA, National Association, dated as of April 2, 2020 (the “HSBC ISDA Master Agreement”)	8-K	000-26966	10.1	April 10, 2020

10.16	ISDA 2002 Master Agreement, by and between Advanced Energy Industries, Inc. and Citibank, N.A., dated as of April 7, 2020 (the “Citibank ISDA Master Agreement”)	8-K	000-26966	10.2	April 10, 2020

10.17	Schedule to the HSBC ISDA Master Agreement	8-K	000-26966	10.3	April 10, 2020

10.18	Schedule to the Citibank ISDA Master Agreement	8-K	000-26966	10.4	April 10, 2020

10.19	Rate Swap Transaction Confirmation, by and between Advanced Energy Industries, Inc. and HSBC Bank USA, National Association, dated April 7, 2020	8-K	000-26966	10.5	April 10, 2020

10.20	Rate Swap Transaction Confirmation, by and between Advanced Energy Industries, Inc. and Citibank, N.A., dated April 9, 2020	8-K	000-26966	10.6	April 10, 2020

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.21	Amendment No. 1 to Credit Agreement, dated September 9, 2021, by and among Advanced Energy Industries, Inc., the guarantors party thereto, Bank of America N.A. as the Administrative Agent, and the lenders party thereto (which included the marked Credit Agreement as Exhibit A thereto)	8-K	000-26966	10.2	September 9, 2021

10.22	Offer of Employment to Eduardo Bernal Acebedo dated August 2, 2021 *	8-K	000-26966	10.1	September 8, 2021

10.23	Form of Long-Term Incentive Plan	8-K	000-26966	10.1	February 4, 2021

10.24	Amended and Restated Deferred Compensation Plan *	10-Q	000-26966	10.1	November 1, 2022

10.25	Form of Restricted Stock Unit Agreement under 2017 Omnibus Incentive Plan *				Filed herewith

10.26	Form of LTI Performance Stock Unit Agreement under 2017 Omnibus Incentive Plan *				Filed herewith

21.1	Subsidiaries of Advanced Energy Industries, Inc.				Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm				Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)				Filed herewith

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

ADVANCED ENERGY INDUSTRIES, INC.
(Registrant)

/s/ Stephen D. Kelley
Stephen D. Kelley
Chief Executive Officer
Date:	February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Stephen D. Kelley	Chief Executive Officer and Director	February 17, 2023
Stephen D. Kelley	(Principal Executive Officer)

/s/ Paul Oldham	Chief Financial Officer and Executive Vice President	February 17, 2023
Paul Oldham	(Principal Financial and Accounting Officer)

/s/ Grant H. Beard	Chairman of the Board	February 17, 2023
Grant H. Beard

/s/ Frederick A. Ball	Director	February 17, 2023
Frederick A. Ball

/s/ Anne T. DelSanto	Director	February 17, 2023
Anne T. DelSanto

/s/ Tina M. Donikowski	Director	February 17, 2023
Tina M. Donikowski

/s/ Ronald C. Foster	Director	February 17, 2023
Ronald C. Foster

/s/ Edward C. Grady	Director	February 17, 2023
Edward C. Grady

/s/ Lanesha T. Minnix	Director	February 17, 2023
Lanesha T. Minnix

/s/ David W. Reed	Director	February 17, 2023
David W. Reed

/s/ John A. Roush	Director	February 17, 2023
John A. Roush

/s/ Brian M. Shirley	Director	February 17, 2023
Brian M. Shirley