Form 10-Q
period 2023-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2023-05-03
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

(970) 407-6626

(Registrant’s telephone number, including area code)

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

As of April 28, 2023, there were 37,533,745 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$461,665	$458,818
Accounts and other receivables, net	291,629	300,683
Inventories	401,530	376,012
Other current assets	55,486	53,001
Total current assets	1,210,310	1,188,514
Property and equipment, net	152,762	148,462
Operating lease right-of-use assets	95,861	100,177
Other assets	84,613	84,056
Intangible assets, net	182,591	189,526
Goodwill	282,564	281,433
TOTAL ASSETS	$2,008,701	$1,992,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185,835	$170,467
Accrued payroll and employee benefits	55,520	82,733
Other accrued expenses	77,830	76,750
Customer deposits and other	28,826	26,322
Current portion of long-term debt	20,000	20,000
Current portion of operating lease liabilities	16,249	16,771
Total current liabilities	384,260	393,043
Long-term debt, net	348,389	353,262
Operating lease liabilities	91,011	94,460
Pension benefits	45,162	44,031
Other long-term liabilities	43,966	41,105
Total liabilities	912,788	925,901

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 37,529 and 37,429 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	139,192	134,640
Accumulated other comprehensive income	14,307	16,320
Retained earnings	942,377	915,270
Total stockholders' equity	1,095,913	1,066,267
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,008,701	$1,992,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Sales, net	$425,040	$397,459
Cost of sales	269,929	253,143
Gross profit	155,111	144,316

Operating expenses:
Research and development	51,610	43,614
Selling, general, and administrative	55,358	49,318
Amortization of intangible assets	7,062	5,509
Restructuring	1,043	1,218
Total operating expenses	115,073	99,659
Operating income	40,038	44,657

Other expense, net	(550)	(842)
Income from continuing operations, before income taxes	39,488	43,815
Provision for income taxes	7,736	6,953
Income from continuing operations	31,752	36,862
Loss from discontinued operations, net of income taxes	(831)	(98)
Net income	$30,921	$36,764
Loss from continuing operations attributable to noncontrolling interest	-	(14)
Net income attributable to Advanced Energy Industries, Inc.	$30,921	$36,778

Basic weighted-average common shares outstanding	37,475	37,549
Diluted weighted-average common shares outstanding	37,757	37,770

Earnings per share:
Continuing operations:
Basic earnings per share	$0.85	$0.98
Diluted earnings per share	$0.84	$0.98
Discontinued operations:
Basic loss per share	$(0.02)	$—
Diluted loss per share	$(0.02)	$—
Net income:
Basic earnings per share	$0.83	$0.98
Diluted earnings per share	$0.82	$0.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$30,921	$36,764
Other comprehensive income (loss), net of income taxes
Foreign currency translation	(196)	(4,092)
Change in fair value of cash flow hedges	(1,817)	5,913
Minimum pension benefit retirement liability	—	145
Comprehensive income	$28,908	$38,730
Comprehensive income attributable to noncontrolling interest	—	(14)
Comprehensive income attributable to Advanced Energy Industries, Inc.	$28,908	$38,744

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)

	Advanced Energy Industries, Inc. Stockholders' Equity

	Common Stock
				Accumulated
			Additional	Other		Non-	Total
			Paid-in	Comprehensive	Retained	controlling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Equity
Balances, December 31, 2021	37,589	$38	$115,706	$(1,216)	$756,323	$645	$871,496
Stock issued from equity plans	52	—	(2,430)	—	—	—	(2,430)
Stock-based compensation	—	—	3,906	—	—	—	3,906
Share repurchases	(82)	—	(254)	—	(6,340)		(6,594)
Dividends declared ($0.10 per share)	—	—	—	—	(3,789)	—	(3,789)
Other comprehensive income	—	—	—	1,966	—	—	1,966
Net income (loss)	—	—	—	—	36,778	(14)	36,764
Balances, March 31, 2022	37,559	$38	$116,928	$750	$782,972	$631	$901,319

Balances, December 31, 2022	37,429	$37	$134,640	$16,320	$915,270	$—	$1,066,267
Stock issued from equity plans	100	—	(1,991)	—	—	—	(1,991)
Stock-based compensation	—	—	6,543	—	—	—	6,543
Dividends declared ($0.10 per share)	—	—	—	—	(3,814)	—	(3,814)
Other comprehensive loss	—	—	—	(2,013)	—	—	(2,013)
Net income	—	—	—	—	30,921	—	30,921
Balances, March 31, 2023	37,529	$37	$139,192	$14,307	$942,377	$—	$1,095,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,921	$36,764
Less: loss from discontinued operations, net of income taxes	(831)	(98)
Income from continuing operations, net of income taxes	31,752	36,862
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,523	13,888
Stock-based compensation expense	6,801	3,928
Provision for deferred income taxes	(617)	(1,060)
Loss on disposal and sale of assets	115	276
Changes in operating assets and liabilities, net of assets acquired
Accounts and other receivable, net	13,590	(12,579)
Inventories	(25,699)	(23,616)
Other assets	(8,971)	(3,840)
Accounts payable	16,770	(6,469)
Other liabilities and accrued expenses	(18,384)	2,523
Net cash from operating activities from continuing operations	31,880	9,913
Net cash from operating activities from discontinued operations	(2,069)	(92)
Net cash from operating activities	29,811	9,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,210)	(13,075)
Acquisitions, net of cash acquired	—	(600)
Net cash from investing activities	(16,210)	(13,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings	(5,000)	(5,000)
Dividend payments	(3,814)	(3,789)
Purchase and retirement of common stock	—	(6,594)
Net payments related to stock-based awards	(1,991)	(2,430)
Net cash from financing activities	(10,805)	(17,813)

EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	51	(1,469)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,847	(23,136)
CASH AND CASH EQUIVALENTS, beginning of period	458,818	544,372
CASH AND CASH EQUIVALENTS, end of period	$461,665	$521,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,590	$1,123
Cash paid for income taxes	$2,838	$2,444

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

Our plasma power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch and deposition. Our broad portfolio of high and low voltage power products is used in a wide range of applications, such as semiconductor equipment, industrial production, medical and life science equipment, data centers computing, networking, and telecommunications. We also supply related sensing, controls, and instrumentation products primarily for advanced measurement and calibration of power and temperature for multiple industrial markets. Our network of global service support centers provides repair services, calibration, conversions, upgrades, refurbishments, and used equipment to companies using our products.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly Advanced Energy’s financial position as of March 31, 2023, and the results of our operations and cash flows for the three months ended March 31, 2023 and 2022.

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and other financial information filed with the SEC.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The significant estimates, assumptions, and judgments include, but are not limited to:

● excess and obsolete inventory; ● pension obligations;	● acquisitions and asset valuations; and ● income taxes and other provisions.

Significant Accounting Policies

Our accounting policies are described in Note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The FASB issued the following ASUs that we adopted in the current period:

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

Our Credit Facility (refer to Note 18. Credit Facility) and interest rate swap agreements (refer to Note 7. Derivative Financial Instruments) referenced the one-month USD LIBOR rate. On March 31, 2023, we executed agreements with our debt holders and the counterparties to our interest rate swap agreements to transition the benchmark interest rate from LIBOR to the one-month-USD Term Secured Overnight Financing Rate (“Term SOFR”). The impact of this transition and the adoption of the above guidance was not material to our consolidated financial statements.

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

The components of the fair value of the total consideration transferred were as follows:

Cash paid for acquisition	$145,693
Less cash acquired	(3,484)
Total fair value of purchase consideration	$142,209

We allocated the purchase price consideration to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess allocated to goodwill.

Fair Value
Current assets and liabilities, net	$11,990
Property and equipment	3,567
Operating lease right-of-use assets	4,640
Deferred taxes and other liabilities	(2,335)
Intangible assets	57,600
Goodwill	71,387
Operating lease liability	(4,640)
Total fair value of net assets acquired	$142,209

The following table summarizes the intangible assets acquired:

		Amortization	Useful Life
	Fair Value	Method	(in years)
Customer relationships	$50,500	Straight-line	10
Technology	7,100	Straight-line	5
Total	$57,600

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 3.    REVENUE

Disaggregation of revenue

The following tables present additional information regarding our revenue:

Revenue by Market

	Three Months Ended March 31,
	2023	2022
Semiconductor Equipment	$194,209	$202,957
Industrial and Medical	123,020	82,898
Data Center Computing	59,659	76,238
Telecom and Networking	48,152	35,366
Total	$425,040	$397,459

Revenue by Region

	Three Months Ended March 31,
	2023	2022
North America	$180,942	$182,721
Asia	179,183	162,047
Europe	62,566	46,665
Other	2,349	6,026
Total	$425,040	$397,459

Revenue by Significant Countries

	Three Months Ended March 31,
	2023	2022
United States	$153,506	$158,742
China	37,456	44,692
All others	234,078	194,025
Total	$425,040	$397,459

We attribute sales to individual countries and regions based on the customer’s ship to location. Apart from the United States, no revenue attributable to any individual country exceeded 10% of our total consolidated revenues in the three months ended March 31, 2023. Apart from the United States and China, no revenue attributable to any individual country exceeded 10% of our total consolidated revenues in the three months ended March 31, 2022.

Revenue by Category

	Three Months Ended March 31,
	2023	2022
Product	$379,274	$362,876
Services	45,766	34,583
Total	$425,040	$397,459

Remaining Performance Obligations

Our remaining performance obligations primarily relate to customer purchase orders for products we have not yet shipped. We expect to fulfill the majority of these performance obligations within one year.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 4.    INCOME TAXES

The following table summarizes tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended March 31,
	2023	2022
Income from continuing operations, before income taxes	$39,488	$43,815
Provision for income taxes	$7,736	$6,953
Effective tax rate	19.6%	15.9%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended March 31, 2023 and 2022, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for the three months ended March 31, 2023 was higher than the same period in 2022 primarily due to the impact of decreased earnings in 2023 and an unfavorable mix of earnings by geography, partially mitigated by reduced U.S. tax on foreign operations.

NOTE 5.    EARNINGS PER SHARE

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

The following table summarizes our earnings per share:

	Three Months Ended March 31,
	2023	2022
Income from continuing operations	$31,752	$36,862
Less: income from continuing operations attributable to noncontrolling interest	—	(14)
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$31,752	$36,876

Basic weighted-average common shares outstanding	37,475	37,549
Assumed exercise of dilutive stock options and restricted stock units	282	221
Diluted weighted-average common shares outstanding	37,757	37,770

Continuing operations:
Basic earnings per share	$0.85	$0.98
Diluted earnings per share	$0.84	$0.98

Share Repurchase

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Amount paid or accrued to repurchase shares	$—	$6,594
Number of shares repurchased	—	82
Average repurchase price per share	$—	$80.02

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

There were no shares repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

At March 31, 2023, the remaining amount authorized by the Board of Directors for future share repurchases was $199.3 million with no time limitation.

NOTE 6.     FAIR VALUE MEASUREMENTS

The following tables present information about our assets and liabilities measured at fair value on a recurring basis.

		March 31, 2023
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Certificates of deposit	Other current assets	$—	$164	$—	$164
Foreign currency forward contracts	Other current liabilities	—	(23)	—	(23)
Interest rate swaps	Other assets	—	12,890	—	12,890
Net assets measured at fair value on a recurring basis		$—	$13,031	$—	$13,031

		December 31, 2022
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Certificates of deposit	Other current assets	$—	$2,128	$—	$2,128
Interest rate swaps	Other assets	—	15,310	—	15,310
Net assets measured at fair value on a recurring basis		$—	$17,438	$—	$17,438

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

The following table summarizes the notional amount of outstanding foreign currency forward contracts:

	March 31,	December 31,
	2023	2022
Foreign currency forward contracts	$65,017	$—

Gains and losses related to foreign currency exchange contracts were offset by corresponding gains and losses on the revaluation of the underlying assets and liabilities. Both are included as a component of other expense, net in our Consolidated Statements of Operations.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

In April 2020, we executed interest rate swap contracts with independent financial institutions to partially reduce the variability of cash flows in LIBOR indexed debt interest payments on our Term Loan Facility (under our existing Credit Agreement dated September 10, 2019, as amended). On March 31, 2023, we executed agreements with our debt holders and the counterparties to our interest rate swap agreements to transition the benchmark interest rate from LIBOR to Term SOFR. The interest rate swap contracts are accounted for as cash flow hedging instruments.

The interest rate swap contracts fix a portion of the outstanding principal balance on our term loan to a total interest rate of 1.172%. This is comprised of a 0.322% average fixed rate per annum in exchange for a variable interest rate based on Term SOFR plus the credit spread in our existing Credit Agreement (see Note 18. Credit Facility), which is 75 basis points at current leverage ratios plus a LIBOR to SOFR transitional rate adjustment of 0.10%.

The following table summarizes the notional amount of our qualified hedging instruments:

	March 31,	December 31,
	2023	2022
Interest rate swap contracts	$233,844	$238,219

The following table summarizes the amounts recorded in accumulated other comprehensive income on the Consolidated Balance Sheets for qualifying hedges.

	March 31,	December 31,
	2023	2022
Interest rate swap contract gains	$9,908	$11,779

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

December 31, 2022	$1,814
Additions	123
March 31, 2023	$1,937

NOTE 9.    INVENTORIES

We value inventories at the lower of cost or net realizable value and computed on a first-in, first-out basis. Components of inventories were as follows:

	March 31,	December 31,
	2023	2022
Parts and raw materials	$299,132	$286,955
Work in process	23,144	23,002
Finished goods	79,254	66,055
Total	$401,530	$376,012

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 10.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following:

	Estimated Useful	March 31,	December 31,
	Life (in years)	2023	2022
Buildings, machinery, and equipment	5 to 25	$170,724	$165,673
Computer equipment, furniture, fixtures, and vehicles	3 to 5	38,114	36,281
Leasehold improvements	2 to 10	66,018	63,103
Construction in process		20,557	18,226
		295,413	283,283
Less: Accumulated depreciation		(142,651)	(134,821)
Property and equipment, net		$152,762	$148,462

The following table summarizes depreciation expense. All depreciation expense is recorded in income from continuing operations:

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$9,461	$8,379

NOTE 11.    GOODWILL

The following table summarizes the changes in goodwill:

December 31, 2022	$281,433
Measurement period adjustments	701
Foreign currency translation	430
March 31, 2023	$282,564

NOTE 12.    INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$97,446	$(50,504)	$46,942
Customer relationships	167,927	(48,272)	119,655
Trademarks and other	27,073	(11,079)	15,994
Total	$292,446	$(109,855)	$182,591

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$97,237	$(47,196)	$50,041
Customer relationships	167,631	(44,774)	122,857
Trademarks and other	27,036	(10,408)	16,628
Total	$291,904	$(102,378)	$189,526

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

At March 31, 2023, the weighted average remaining useful life of intangibles subject to amortization was approximately 9.0 years.

Amortization expense related to intangible assets is as follows:

	Three Months Ended March 31,
	2023	2022
Amortization expense	$7,062	$5,509

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2023 (remaining)	$21,210
2024	25,200
2025	20,995
2026	19,280
2027	17,372
Thereafter	78,534
Total	$182,591

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 13.    RESTRUCTURING COSTS

In the fourth quarter of 2022, we approved a restructuring plan (the “2022 Plan”), which is expected to further improve our operating efficiencies and drive the realization of synergies from business combinations by consolidating our operations, optimizing our factory footprint, including moving certain production into our higher volume factories, and reducing redundancies. We anticipate the 2022 Plan will be substantially completed, and associated expenses will be incurred, by the beginning of 2024.

In 2018, we committed to a restructuring plan (the “2018 Plan”) to optimize our manufacturing footprint and improve operating efficiencies and synergies related to business combinations. We incurred severance costs primarily related to the transition and exit of our facility in Shenzhen, China and actions associated with synergies related to the acquisition of Artesyn Embedded Technologies, Inc.’s embedded power business. The Shenzhen facility closed in the first quarter of 2023, and the 2018 Plan is substantially complete.

The tables below summarize the charges related to our restructuring plans:

	Three Months Ended March 31,
	2023	2022
Severance and related charges	$1,043	$873
Facility relocation and closure charges	—	345
Total restructuring charges	$1,043	$1,218

	Cumulative Cost Through
	March 31, 2023
	2022 Plan	2018 Plan	Total
Severance and related charges	$6,547	$21,345	$27,892
Facility relocation and closure charges	—	7,160	7,160
Total restructuring charges	$6,547	$28,505	$35,052

Our restructuring liabilities are included in other accrued expenses in our Consolidated Balance Sheets. Changes in restructuring liabilities were as follows:

	2022 Plan	2018 Plan	Total
December 31, 2022	$5,788	$1,422	$7,210
Costs incurred and charged to expense	759	284	1,043
Costs paid or otherwise settled	(924)	(947)	(1,871)
Foreign currency translation	—	(223)	(223)
March 31, 2023	$5,623	$536	$6,159

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 14.    WARRANTIES

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

Our estimated warranty obligation is included in other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

December 31, 2022	$5,702
Increases to accruals	1,016
Warranty expenditures	(1,212)
Effect of changes in exchange rates	(6)
March 31, 2023	$5,500

NOTE 15.    LEASES

Components of operating lease cost were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$5,680	$5,719
Short-term and variable lease cost	1,083	1,090
Total operating lease cost	$6,763	$6,809

Maturities of our operating lease liabilities are as follows:

Year Ending December 31,
2023 (remaining)	$16,021
2024	19,469
2025	15,859
2026	13,590
2027	11,884
Thereafter	57,977
Total lease payments	134,800
Less: Interest	(27,540)
Present value of lease liabilities	$107,260

The following tables present additional information about our lease agreements:

	March 31,	December 31,
	2023	2022
Weighted average remaining lease term (in years)	8.8	8.9
Weighted average discount rate	4.7%	4.6%

	Three Months Ended March 31,
	2023	2022
Cash paid for operating leases	$5,820	$5,626
Right-of-use assets obtained in exchange for operating lease liabilities	$208	$4,530

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 16.    STOCK-BASED COMPENSATION

The Compensation Committee of our Board of Directors administers our stock plans. As of March 31, 2023, we have two active stock-based incentive compensation plans: the 2017 Omnibus Incentive Plan (“the 2017 Plan”) and the Employee Stock Purchase Plan (“ESPP”). We issue all new equity compensation grants under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, and dividend equivalent rights. Any of the awards issued may be issued as performance-based awards to align stock compensation awards to the attainment of annual or long-term performance goals~~.~~

The following table summarizes information related to our stock-based incentive compensation plans:

March 31, 2023
Shares available for future issuance under the 2017 Omnibus Incentive Plan	1,205
Shares available for future issuance under the Employee Stock Purchase Plan	619

Generally, we grant restricted stock units (“RSUs”) with a three-year time-based vesting schedule. Certain RSUs contain performance-based or market-based vesting conditions in addition to the time-based vesting requirements. RSUs are generally granted with a grant date fair value based on the market price of our stock on the date of grant.

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

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation was as follows:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense	$6,801	$3,928

Changes in our RSUs were as follows:

	Three Months Ended March 31, 2023
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
RSUs outstanding at beginning of period	803	$78.46
RSUs granted	295	$96.70
RSUs vested	(97)	$89.09
RSUs forfeited	(25)	$68.29
RSUs outstanding at end of period	976	$83.00

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Changes in our stock options were as follows:

	Three Months Ended March 31, 2023
		Weighted-
		Average
	Number of	Exercise Price
	Options	per Share
Options outstanding at beginning of period	151	$55.48
Options exercised	(36)	$24.19
Options outstanding at end of period	115	$65.14

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

NOTE 18.    CREDIT FACILITY

Our credit agreement (“Credit Agreement”) consists of a senior unsecured term loan facility (“Term Loan Facility”) and a senior unsecured revolving facility (“Revolving Facility”). Both mature on September 9, 2026.

On March 31, 2023, we executed agreements pursuant to the Credit Agreement to transition the benchmark interest rate from LIBOR to Term SOFR. The impact of this transition was not material to our consolidated financial statements.

The following table summarizes borrowings under our Credit Agreement and the associated interest rate.

	March 31, 2023
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate due to interest rate swap	$233,844	1.172%	—
Term Loan Facility subject to a variable interest rate	136,156	5.657%	—
Revolving Facility subject to a variable interest rate	—	5.657%	0.10%
Total borrowings under the Credit Agreement	$370,000

For more information on the interest rate swap that fixes the interest rate for a portion of our Term Loan Facility, see Note 7. Derivative Financial Instruments. The Term Loan Facility and Revolving Facility bear interest, at our option, at a rate based on the Base Rate or Term SOFR, as defined in the Credit Agreement, plus an applicable margin.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

For all periods presented, we were in compliance with the Credit Agreement covenants. The following table summarizes our availability to withdraw on the Revolving Facility.

	March 31,	December 31,
	2023	2022
Available capacity on Revolving Facility	$200,000	$200,000

In addition to the available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may also request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million at identical terms to our existing Credit Agreement.

The fair value of the Term Loan Facility approximates the outstanding balance of $370.0 million as of March 31, 2023.

The debt obligation on our Consolidated Balance Sheets consists of the following:

	March 31,	December 31,
	2023	2022
Term Loan Facility	$370,000	$375,000
Less: debt discount	(1,611)	(1,738)
Total debt	368,389	373,262
Less current portion of long-term debt	(20,000)	(20,000)
Total long-term debt	$348,389	$353,262

Contractual maturities of our debt obligations, excluding amortization of debt issuance costs, are as follows:

Year Ending December 31,
2023 (remaining)	$15,000
2024	20,000
2025	20,000
2026	315,000
Total	$370,000

Interest expense and unused line of credit fees were recorded in other expense, net in our Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2023	2022
Interest expense	$2,590	$1,123
Amortization of debt issuance costs	133	135
Unused line of credit fees and other	51	54
Total interest expense	$2,774	$1,312

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 17, 2023.

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

Risks and uncertainties to which our forward-looking statements are subject include:

●	macroeconomic risks, including supply chain cost increases and other inflationary pressures, recession, changes in financial markets, economic volatility and cyclicality, higher interest rates, labor shortages, foreign currency fluctuations, and pricing controls;
●	political risks, including trade and export controls, war, terrorism, international disputes and geopolitical tensions, and geographical risks including natural disasters, public health issues, and industrial accidents;
●	sufficiency and availability of components and materials;
●	our level of and ability to manage backlog orders;
●	our ability to develop new products expeditiously and be successful in the design win process with our customers;
●	the ability to stay on the leading edge of innovation, and obtain and defend necessary intellectual property protections;
●	the ability to protect our trade secrets and confidential information from misappropriation or infringement;
●	our future sales;
●	our future profitability;
●	our competition;
●	market acceptance of, and demand for, our products;
●	the fair value of our assets and financial instruments;
●	research and development expenses;
●	selling, general, and administrative expenses;
●	sufficiency and availability of capital resources;
●	ability to obtain equity or debt financing on favorable terms;
●	capital expenditures;

●	our production and operations strategy;
●	our share repurchase program;
●	our tax assets and liabilities;
●	our other commitments and contingent liabilities;
●	adequacy of our reserve for excess and obsolete inventory;
●	adequacy of our warranty reserves;
●	adequacy of reserves for bad debt, sales returns, and other reserves or impairments;
●	our estimates of the fair value of assets acquired;
●	restructuring activities and expenses;
●	unanticipated costs in fulfilling our warranty obligations for solar inverters;
●	the integration of our acquisitions;
●	industry and market trends;
●	our acquisition, divestiture, and joint venture activities; and
●	cost fluctuations and pressures, including prices of components, commodities and raw materials, and costs of labor, transportation, energy, pension, and healthcare.

Actual results could differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements and readers are cautioned not to place undue reliance on forward-looking statements. Factors that could contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include the factors described in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022. Other factors might also contribute to the differences between our forward-looking statements and our actual results. We assume no obligation to update any forward-looking statement or provide the reasons why our actual results might differ.

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

Our plasma power solutions enable innovation in complex semiconductor and thin film plasma processes such as dry etch and deposition. Our broad portfolio of high and low voltage power products is used in a wide range of applications, such as semiconductor equipment, industrial production, medical and life science equipment, data center computing, networking, and telecommunications. We also supply related sensing, control, and instrumentation products primarily for advanced measurement and calibration of power and temperature for multiple industrial markets. Our network of global service support centers provides repair services, calibration, conversions, upgrades, refurbishments, and used equipment to companies using our products.

Advanced Energy is organized on a global, functional basis and operates in the single segment for power electronics conversion products. Within this segment, our products are sold into the Semiconductor Equipment, Industrial and Medical, Data Center Computing, and Telecom and Networking markets.

On April 25, 2022, we acquired 100% of the issued and outstanding shares of capital stock of SL Power Electronics Corporation (“SL Power”), which is based in Calabasas, California. See Note 2. Acquisitions in Part I, Item 1 “Unaudited Consolidated Financial Statements.” This acquisition added complementary products to Advanced Energy’s medical power offerings and extends our presence in several advanced industrial markets.

The demand environment in each of our markets is impacted by various market trends, customer buying patterns, design wins, macroeconomic and other factors. Fulfilling demand was difficult in 2022, as we were limited in our ability to fulfill demand due to supply chain shortages for critical integrated circuits, resulting in longer lead times for our products. These supply constraints continue into 2023 and have led to longer lead times in procuring materials and subcomponents and, in some cases, meaningfully higher costs for the subcomponents. We implemented measures to improve the supply of critical materials and components and to mitigate the impact of these higher input costs, and these actions have enabled us to better meet customer demand. In the fourth quarter of 2022 and through the first quarter of 2023, we entered into a cyclical downturn in the semiconductor market driven by overcapacity primarily in memory applications and export controls impacting customers in China, which has impacted our demand levels. As a result of lower demand levels and shortened lead times, primarily in our semiconductor market, our backlog in the first quarter continued to normalize, declining from $875.3 million at the end of 2022 to $755.9 million at the end of the first quarter of 2023. Demand in our other markets has remained relatively stable, however our ability to fulfill demand and reduce our backlog has been limited by ongoing supply constraints. It is not clear how long global supply constraints will continue, how quickly the supply chain will recover, the extent to which our mitigating actions will be successful, or to what extent we can recover our higher costs.

Semiconductor Equipment Market

The Semiconductor Equipment market is driven by the long-term growing need for more semiconductor production capacity and new process technologies. While the semiconductor and semiconductor equipment industries are inherently cyclical, over the long-term, integrated circuit content is growing across many industries driven by increased demand for processing, storing, and transmitting the growing amount of data. To meet the growing demand, the chip industry continues to invest in production capacity for both leading-edge and trailing-edge node logic devices, the latest memory devices, back-end test, and advanced wafer-level packaging. The industry’s transition to advanced technology nodes and to increased layers in memory devices require an increased number of plasma-based etch and deposition process tools and higher content of our advanced power solutions per tool. As etch and deposition processes become more challenging due to shrinking device geometry and increasing aspect ratios in advanced 3D devices, more advanced Radio Frequency (“RF”) and Direct Current (“DC”) plasma generation technologies are needed. We strive to provide a broad range of best-in-class, industry-leading RF and DC power solutions. Beyond etch and deposition processes, growing complexity at advanced nodes also drives a higher number of other process steps across the wafer fab, including inspection, metrology, thermal, ion implantation, and semiconductor test and assembly, where Advanced Energy is actively participating as a critical technology provider. In addition, our global support services group offers comprehensive local repair service, upgrade, and retrofit offerings to extend the usable life of our customers’ capital equipment for additional technology generations. Our strategy in the Semiconductor Equipment market is to defend our proprietary positions in our core applications by capturing new design and product generations, growing our market position in applications where we have lower market share, such as remote plasma source and dielectric etch, and leveraging our product portfolio in areas including embedded power, high voltage power systems, and critical sensing and controls to grow our market share and content at our original equipment manufacturer (“OEM”) customers.

The Semiconductor Equipment market continued to experience demand growth driven by investments in both leading and trailing edge semiconductor capacity throughout the first three quarters of 2022. Starting in the fourth quarter of 2022, the market entered a cyclical downturn due to changing macroeconomic conditions, overcapacity in the market for memory devices, general semiconductor inventory digestion resulting in falling fab utilization and reduced fab expansion plans, and new export restrictions to China for certain semiconductor equipment. During the first quarter of 2023, these factors continued to impact our demand, backlog, and revenue and are expected to continue throughout 2023. We believe long-term drivers for demand growth in this market will eventually resume, due to the need to invest in new fab capacity to support growing demand for semiconductor devices in a wide range of applications, the continued transition to next generation processing nodes, increased complexity of advanced processes requiring more complex and innovative power solutions, and the regionalization of some semiconductor capacity.

Industrial and Medical Markets

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

During 2022, we saw increased demand in the Industrial and Medical market as our customers increased investments in their production capacity and the medical technology industry recovered from the pandemic-related slowdown. Although overall customer demand increased, supply constraints of critical components limited our ability to fulfill product shipments at the level of customer demand and resulted in increased backlog. During the first quarter of 2023, we experienced continued demand from our Industrial and Medical customers and improved our ability to secure critical components. However, it is unclear how the macroeconomic conditions, including higher interest rates and potential recession, may affect our revenue in 2023, and product delivery and revenue levels will also be dependent on our ability to resolve the supply constraint condition.

Data Center Computing Markets

Advanced Energy serves the Data Center Computing market with industry leading power conversion products and technologies, which we sell to OEMs and original design manufacturers (“ODMs”) of data center server and storage systems, as well as cloud service providers and their partners. Driven by the growing adoption of cloud computing, market demand for server and storage equipment has shifted from traditional enterprise on-premises computing to the data center, driving investments in data center infrastructure. Beyond the cloud, demand for edge computing is also growing, driven by the need for faster processing, lower latency, and higher data security at edge applications. In addition, the data center industry has begun transitioning from 12 Volt to 48 Volt infrastructure in data center server racks to improve overall power efficiency. Advanced Energy benefits from these trends by being an industry leader in providing high-efficiency 48 Volt server power solutions to the data center industry. Further, the rapid growth and adoption of artificial intelligence and machine learning are accelerating demand for server and storage racks with increased power density and higher efficiency, which complements Advanced Energy’s strengths. With a growing presence at both cloud service providers and industry-leading data center server and storage vendors, our strategy in the Data Center and Computing market is to penetrate selected customers and applications based on our differentiated capabilities and competitive strengths in power density, efficiency, and controls.

Although the supply environment continued to be constrained, revenue in the Data Center Computing market rose during 2022 compared to 2021 due to growing demand for cloud and enterprise applications and increased availability of critical components. During the first quarter of 2023, the ongoing supply constraints limited our ability to meet our customer demand, and some data center customers delayed their investment plans and timing of implementing new programs. It is not clear how long these supply chain constraints will persist or how quickly those data center customers will return to their historical level of investments.

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

Revenues in the Telecom and Networking market increased in 2022 due to increased customer demand and our ability to secure additional critical components. During the first quarter of 2023, demand remained stable in this market and improved availability of critical components allowed us to increase shipments to meet demand. The supply chain remains dynamic, and it is not clear how long the industry-wide supply chain constraints will persist.

Results of Continuing Operations

The analysis presented below is organized to provide the information we believe will be helpful for understanding of our historical performance and relevant trends going forward and should be read in conjunction with our “Unaudited Consolidated Financial Statements” in Part I, Item 1 of this report, including the notes thereto. Also included in the following analysis are measures that are not in accordance with U.S. GAAP. A reconciliation of the non-GAAP measures to U.S. GAAP is provided below.

The following table sets forth certain data derived from our Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales	$425,040	$397,459
Gross profit	155,111	144,316
Operating expenses	115,073	99,659
Operating income from continuing operations	40,038	44,657
Other expense, net	(550)	(842)
Income from continuing operations, before income taxes	39,488	43,815
Provision for income taxes	7,736	6,953
Income from continuing operations	$31,752	$36,862

	Three Months Ended March 31,
	2023	2022
Sales	100.0%	100.0%
Gross profit	36.5	36.3
Operating expenses	27.1	25.1
Operating income from continuing operations	9.4	11.2
Other expense, net	(0.1)	(0.2)
Income from continuing operations, before income taxes	9.3	11.0
Provision for income taxes	1.8	1.7
Income from continuing operations	7.5%	9.3%

SALES, NET

The following tables summarize net sales and percentages of net sales, by markets (in thousands):

	Three Months Ended March 31,		Change 2023 v. 2022
	2023	2022	Dollar	Percent
Semiconductor Equipment	$194,209	$202,957	$(8,748)	(4.3)%
Industrial and Medical	123,020	82,898	40,122	48.4
Data Center Computing	59,659	76,238	(16,579)	(21.7)
Telecom and Networking	48,152	35,366	12,786	36.2
Total	$425,040	$397,459	$27,581	6.9%

	Three Months Ended March 31,
	2023	2022
Semiconductor Equipment	45.7%	51.1%
Industrial and Medical	28.9	20.9
Data Center Computing	14.0	19.2
Telecom and Networking	11.3	8.9
Total	100.0%	100.0%

OPERATING EXPENSES

The following tables summarize our operating expenses (in thousands) and as a percentage of sales:

	Three Months Ended March 31,
	2023		2022
Research and development	$51,610	12.1%	$43,614	11.0%
Selling, general, and administrative	55,358	13.0	49,318	12.4
Amortization of intangible assets	7,062	1.7	5,509	1.4
Restructuring charges	1,043	0.2	1,218	0.3
Total operating expenses	$115,073	27.1%	$99,659	25.1%

SALES AND BACKLOG

Total Sales

Sales increased $27.6 million, or 6.9%, to $425.0 million for the three months ended March 31, 2023 as compared to $397.5 million during the same period in the prior year.

We took measures to improve material availability and capacity that allowed us to better meet overall demand across our markets despite experiencing a decline in revenue in two of our markets partially due to lower demand. Revenues in the first three months of 2023 were also impacted by supply constraints for certain integrated circuits and other components, which limited our ability to fulfill product shipments to meet our total demand. In addition, the acquisition of SL Power contributed $15.0 million to our total sales during the three months ended March 31, 2023. For additional information, see Note 2. Acquisitions in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

Backlog

The following table summarizes our backlog (in thousands):

	March 31,	December 31,	Change from Year End
	2023	2022	Dollar	Percent
Backlog	$755,873	$875,346	$(119,473)	(13.6)%

Backlog represents outstanding orders for products we expect to deliver within the next 12 months. Backlog at March 31, 2023 decreased from the end of 2022 due primarily to lower demand in the Semiconductor Equipment market and our improved lead times, which allowed our customers to reduce placing new orders for products with targeted deliveries in the later part of the 12-month backlog period.

We believe the current backlog levels provide some level of revenue protection should demand decrease due to macroeconomic factors. We expect to bring our backlog back to more normalized levels of $400 million to $500 million over the next several quarters as parts availability improves and lead times are reduced.

Backlog at any particular date is not necessarily indicative of actual sales which may be generated for any succeeding period and may be adversely impacted by factors such as decreased demand or cancellations or export controls. In addition, there is uncertainty of the timing of when backlog can convert into revenue due to continuing supply constraints. Our customers can typically cancel, change, or delay product purchase commitments with little or no notice.

Sales by Market

Sales in the Semiconductor Equipment market decreased $8.7 million, or 4.3%, to $194.2 million for the three months ended March 31, 2023, as compared to the same period in the prior year. The decrease in sales was primarily due to a cyclical downturn in the semiconductor industry and the U.S. export controls restricting shipments to Chinese semiconductor customers.

Sales in the Industrial and Medical market increased $40.1 million, or 48.4%, to $123.0 million for the three months ended March 31, 2023, as compared to the same period in the prior year. The increase in sales was primarily due to increased demand for our portfolio of products across our industrial and medical applications and improved material availability. The remainder of the increase in revenue was due to the acquisition of SL Power, which added incremental sales of $14.9 million in this market.

Sales in the Data Center Computing market decreased $16.6 million, or 21.7%, to $59.7 million for the three months ended March 31, 2023, as compared to the same period in the prior year. The decrease in Data Center Computing market sales was due to supply constraints of critical components and slowing demand at and some of our data center customers slowing demand.

Sales in the Telecom and Networking market increased $12.8 million, or 36.2%, to $48.2 million for the three months ended March 31, 2023, as compared to the same period in the prior year. The increase in sales was primarily due to improved material availability, allowing us to meet customer demand.

GROSS PROFIT

For the three months ended March 31, 2023, gross profit increased $10.8 million to $155.1 million, or 36.5% of revenue, as compared to $144.3 million, or 36.3% of revenue, in the same period in the prior year.

The increase in gross profit as a percentage of revenue for the three months ended March 31, 2023 is largely due to sales growth, lower premiums and related recoveries for securing critical parts, partially offset by higher operating costs based on capacity and other investments made in 2022.

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

R&D expenses increased $8.0 million to $51.6 million for the three months ended March 31, 2023, as compared to the same period in the prior year. The increase in research and development expense is primarily driven by increased headcount and compensation costs of $4.3 million, including the addition of SL Power, and higher program and material costs as we invest in new programs of $3.7 million to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs.

Selling, General, and Administrative

Our selling expenses support domestic and international sales and marketing activities that include personnel, trade shows, advertising, third-party sales representative commissions, and other selling and marketing activities. Our general and administrative expenses support our worldwide corporate, legal, tax, financial, governance, administrative, information systems, corporate development, and human resource functions.

Selling, general and administrative (“SG&A”) expenses increased $6.0 million to $55.4 million for the three months ended March 31, 2023, as compared to the same period in the prior year. The increase in SG&A is primarily related to $5.5 million from increased headcount and associated costs, including sales commissions and other forms of compensation driven by higher revenue, and the addition of SL Power.

Amortization of Intangibles

Amortization expense increased $1.6 million to $7.1 million during the three months ended March 31, as compared to the same period in the prior year. The increase was primarily driven by incremental amortization of newly acquired intangible assets from the SL Power acquisition. For additional information, see Note 2. Acquisitions and Note 12. Intangible Assets in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

Restructuring

In the fourth quarter of 2022, we approved a restructuring plan (the “2022 Plan”), which is expected to further improve our operating efficiencies and drive the realization of synergies from our business combinations by consolidating our operations, optimizing our factory footprint, including moving certain production into our higher volume factories, and reducing redundancies. The majority of these actions impact our factory operations and should partially mitigate the impact of lower volumes on gross margins. We anticipate the 2022 Plan will be substantially completed, and associated expenses will be incurred, by the beginning of 2024.

In 2018, we committed to a restructuring plan (the “2018 Plan”) to optimize our manufacturing footprint and to improve our operating efficiencies and synergies related to business combinations. We incurred severance costs primarily related to the transition and exit of our facility in Shenzhen, China and actions associated with synergies related to the acquisition of Artesyn Embedded Technologies, Inc.’s embedded power business (“Artesyn”). This plan is substantially complete with the closure of our Shenzhen facility in February 2023. For additional information, see Note 13. Restructuring Costs in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

OTHER EXPENSE, NET

Other expense, net consists primarily of interest income and expense, foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items.

Other expense, net decreased $0.2 million to ($0.6) million for the three months ended March 31, 2023, as compared to the same period in the prior year. The decrease in expense between periods is primarily a result of higher interest income on our cash because of higher interest rates partially offset by higher unrealized foreign exchange losses.

PROVISION FOR INCOME TAXES

The following table summarizes tax expense (in thousands) and the effective tax rate for our income from continuing operations:

	Three Months Ended March 31,
	2023	2022
Income from continuing operations, before income taxes	$39,488	$43,815
Provision for income taxes	$7,736	$6,953
Effective tax rate	19.6%	15.9%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three months ended March 31, 2023 and 2022, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for the three months ended March 31, 2023 was higher than the same period in 2022 primarily due to the impact of decreased earnings in 2023 and an unfavorable mix of earnings by geography, partially mitigated by reduced U.S. tax on foreign operations.

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

Reconciliation of non-GAAP measure
Operating expenses and operating income from continuing	Three Months Ended March 31,
operations, excluding certain items (in thousands)	2023	2022
Gross profit from continuing operations, as reported	$155,111	$144,316
Adjustments to gross profit:
Stock-based compensation	383	231
Facility expansion, relocation costs and other	957	1,284
Acquisition-related costs	53	(502)
Non-GAAP gross profit	156,504	145,329
Non-GAAP gross margin	36.8%	36.6%

Operating expenses from continuing operations, as reported	115,073	99,659
Adjustments:
Amortization of intangible assets	(7,062)	(5,509)
Stock-based compensation	(6,418)	(3,697)
Acquisition-related costs	(878)	(1,668)
Restructuring	(1,043)	(1,218)
Non-GAAP operating expenses	99,672	87,567
Non-GAAP operating income	$56,832	$57,762
Non-GAAP operating margin	13.4%	14.5%

Reconciliation of non-GAAP measure
Income from continuing operations, excluding certain items	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Income from continuing operations, less non-controlling interest, net of income taxes	$31,752	$36,876
Adjustments:
Amortization of intangible assets	7,062	5,509
Acquisition-related costs	931	1,166
Facility expansion, relocation costs, and other	957	1,284
Restructuring	1,043	1,218
Unrealized foreign currency gain	1,053	(1,285)
Tax effect of non-GAAP adjustments	(1,121)	(1,069)
Non-GAAP income, net of income taxes, excluding stock-based compensation	41,677	43,699
Stock-based compensation, net of taxes	5,304	3,025
Non-GAAP income, net of income taxes	$46,981	$46,724
Non-GAAP diluted earnings per share	$1.24	$1.24

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

Liquidity and Capital Resources

Liquidity

Adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, cash generated from current operations, and available borrowing capacity under the Revolving Facility (defined in Note 18. Credit Facility in Part I, Item 1 “Unaudited Consolidated Financial Statements”).

The following table summarizes our cash, cash equivalents, and marketable securities (in thousands):

March 31, 2023
Cash and cash equivalents	$461,665
Marketable securities	164
Total cash, cash equivalents, and marketable securities	$461,829

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

Credit Facility

For information on our Credit Facility, see Note 18. Credit Facility and Note 7. Derivative Financial Instruments in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

The following table summarizes borrowings under our Credit Facility and the associated interest rate (in thousands, except for interest rates).

	March 31, 2023
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate due to interest rate swap	$233,844	1.172%	—
Term Loan Facility subject to a variable interest rate	136,156	5.657%	—
Revolving Facility subject to a variable interest rate	—	5.657%	0.10%
Total borrowings under the Credit Agreement	$370,000

As of March 31, 2023, we had $200.0 million in available funding under the Revolving Facility. The Term Loan Facility requires quarterly repayments of $5.0 million plus accrued interest, with the remaining balance due in September 2026.

In addition to the available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may also request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million at identical terms to our existing Credit Facility.

Dividends

During the three months ended March 31, 2023, we paid quarterly cash dividends of $0.10 per share, totaling $3.8 million. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors (the “Board”) and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchase

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Amount paid or accrued to repurchase shares	$—	$6,594
Number of shares repurchased	—	82
Average repurchase price per share	$—	$80.02

At March 31, 2023, the remaining amount authorized by the Board for future share repurchases was $199.3 million with no time limitation.

Cash Flows

A summary of our cash from operating, investing, and financing activities is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash from operating activities from continuing operations	$31,880	$9,913
Net cash from operating activities from discontinued operations	(2,069)	(92)
Net cash from operating activities	29,811	9,821
Net cash from investing activities	(16,210)	(13,675)
Net cash from financing activities	(10,805)	(17,813)
Effect of currency translation on cash and cash equivalents	51	(1,469)
Net change in cash and cash equivalents	2,847	(23,136)
Cash and cash equivalents, beginning of period	458,818	544,372
Cash and cash equivalents, end of period	$461,665	$521,236

Net Cash From Operating Activities

Net cash from operating activities from continuing operations for the three months ended March 31, 2023, was $31.9 million, as compared to $9.9 million for the same period in the prior year. The increase of $22.0 million in net cash flows from operating activities as compared to the same period in the prior year is primarily due to a favorable decrease in net operating assets driven primarily by a decrease in accounts receivable and an increase in accounts payable.

Net Cash From Investing Activities

Net cash from investing activities for the three months ended March 31, 2023 was ($16.2) million, primarily driven by the following:

●	($16.2) million in purchases of property and equipment largely driven by investments in our manufacturing footprint and capacity.

Net cash from investing for the three months ended March 31, 2022 was ($13.7) million, primarily driven by the following:

●	($13.1) million in purchases of property and equipment largely driven by investments in our manufacturing footprint and capacity; and
●	($0.6) million for business combinations.

Net Cash From Financing Activities

Net cash from financing activities for the three months ended March 31, 2023 was ($10.8) million and included the following:

●	($5.0) million for repayment of long-term debt;
●	($3.8) million for dividend payments; and
●	($2.0) million in net payments related to stock-based award activities.

Net cash from financing activities for the three months ended March 31, 2022 was ($17.8) million and included the following:

●	($6.6) million related to repurchases of our common stock;
●	($5.0) million for repayment of long-term debt;
●	($3.8) million for dividend payments; and
●	($2.4) million in net payments related to stock-based award activities.

Effect of Currency Translation on Cash

During the three months ended March 31, 2023, foreign currency translation had a minimal impact on cash. See “Foreign Currency Exchange Rate Risk” in Part I, Item 3 of this Form 10-Q for more information.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1. Summary of Operations and Significant Accounting Policies and Estimates to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Our critical accounting estimates, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, include:

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

In the normal course of business, we have exposure to interest rate risk from our investments and Credit Facility. We also have exposure to foreign exchange rate risk related to our foreign operations and foreign currency transactions.

See the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K and Part II, for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2022.

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

	March 31, 2023
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate due to interest rate swap	$233,844	1.172%	—
Term Loan Facility subject to a variable interest rate	136,156	5.657%	—
Revolving Facility subject to a variable interest rate	—	5.657%	0.10%
Total borrowings under the Credit Agreement	$370,000

For more information on the Term Loan Facility see Note 18. Credit Facility in Part I, Item 1 “Unaudited Consolidated Financial Statements.” For more information on the interest rate swap that fixes the interest rate for a portion of our Term Loan Facility, see Note 7. Derivative Financial Instruments in Part I, Item 1 “Unaudited Consolidated Financial Statements.” The Term Loan Facility and Revolving Facility bear interest, at our option, at a rate based on the Base Rate or Term SOFR, as defined in the Credit Agreement, plus an applicable margin.

Our interest payments are impacted by interest rate fluctuations. With respect to the portion of our Credit Facility that is subject to a variable interest rate, a hypothetical increase of 100 basis points (1%) in interest rates would have a $1.4 million annual impact on our interest expense. A change in interest rates does not have a material impact upon our future earnings and cash flow for fixed rate debt. However, increases in interest rates could impact our ability to refinance existing maturities and acquire additional debt on favorable terms.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer (Stephen D. Kelley, President and Chief Executive Officer) and Principal Financial Officer (Paul Oldham, Executive Vice President and Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

ITEM 1A.     RISK FACTORS

Information concerning our risk factors is contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. The risks described in our Annual Report on Form 10-K are not the only risks that we face; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. We did not have any repurchases in the three months ended March 31, 2023. The following table summarizes actions by our Board of Directors in relation to the stock repurchase program:

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

None

ITEM 5.       OTHER INFORMATION

None

ITEM 6.       EXHIBITS

The exhibits listed in the following index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Amended Credit Agreement				Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101.				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	May 3, 2023	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President