Form 10-Q
period 2023-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2023-08-03
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 31, 2023, there were 37,651,044 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$455,252	$458,818
Accounts and other receivables, net	258,752	300,683
Inventories	392,349	376,012
Other current assets	46,850	53,001
Total current assets	1,153,203	1,188,514
Property and equipment, net	159,025	148,462
Operating lease right-of-use assets	93,994	100,177
Other assets	85,500	84,056
Intangible assets, net	175,493	189,526
Goodwill	282,692	281,433
TOTAL ASSETS	$1,949,907	$1,992,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,259	$170,467
Accrued payroll and employee benefits	59,927	82,733
Other accrued expenses	44,190	76,750
Customer deposits and other	14,633	26,322
Current portion of long-term debt	20,000	20,000
Current portion of operating lease liabilities	15,421	16,771
Total current liabilities	303,430	393,043
Long-term debt, net	343,516	353,262
Operating lease liabilities	87,780	94,460
Pension benefits	45,518	44,031
Other long-term liabilities	44,384	41,105
Total liabilities	824,628	925,901

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 37,650 and 37,429 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	38	37
Additional paid-in capital	147,221	134,640
Accumulated other comprehensive income	12,281	16,320
Retained earnings	965,739	915,270
Total stockholders' equity	1,125,279	1,066,267
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,949,907	$1,992,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales, net	$415,508	$440,949	$840,548	$838,408
Cost of sales	268,428	278,791	538,357	531,934
Gross profit	147,080	162,158	302,191	306,474

Operating expenses:
Research and development	51,413	48,009	103,023	91,623
Selling, general, and administrative	55,613	55,022	110,971	104,340
Amortization of intangible assets	7,075	6,523	14,137	12,032
Restructuring	3,154	(161)	4,197	1,057
Total operating expenses	117,255	109,393	232,328	209,052
Operating income	29,825	52,765	69,863	97,422

Other income (expense), net	2,425	3,249	1,875	2,407
Income from continuing operations, before income taxes	32,250	56,014	71,738	99,829
Provision for income taxes	4,795	11,203	12,531	18,156
Income from continuing operations	27,455	44,811	59,207	81,673
Income (loss) from discontinued operations, net of income taxes	(315)	180	(1,146)	82
Net income	$27,140	$44,991	$58,061	$81,755
Income from continuing operations attributable to noncontrolling interest	-	21	-	7
Net income attributable to Advanced Energy Industries, Inc.	$27,140	$44,970	$58,061	$81,748

Basic weighted-average common shares outstanding	37,573	37,520	37,524	37,535
Diluted weighted-average common shares outstanding	37,803	37,710	37,804	37,754

Earnings per share:
Continuing operations:
Basic earnings per share	$0.73	$1.19	$1.58	$2.18
Diluted earnings per share	$0.73	$1.19	$1.57	$2.16
Discontinued operations:
Basic loss per share	$(0.01)	$—	$(0.03)	$—
Diluted loss per share	$(0.01)	$—	$(0.03)	$—
Net income:
Basic earnings per share	$0.72	$1.20	$1.55	$2.18
Diluted earnings per share	$0.72	$1.19	$1.54	$2.17

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$27,140	$44,991	$58,061	$81,755
Other comprehensive income (loss), net of income taxes
Foreign currency translation	(1,533)	(8,679)	(1,729)	(12,771)
Change in fair value of cash flow hedges	(201)	2,026	(2,018)	7,939
Minimum pension benefit retirement liability	(292)	269	(292)	414
Comprehensive income	$25,114	$38,607	$54,022	$77,337
Comprehensive income attributable to noncontrolling interest	—	21	—	7
Comprehensive income attributable to Advanced Energy Industries, Inc.	$25,114	$38,586	$54,022	$77,330

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)

	Advanced Energy Industries, Inc. Stockholders' Equity

	Common Stock
				Accumulated
			Additional	Other		Non-	Total
			Paid-in	Comprehensive	Retained	controlling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Equity
Balances, December 31, 2021	37,589	$38	$115,706	$(1,216)	$756,323	$645	$871,496
Stock issued from equity plans	52	—	(2,430)	—	—	—	(2,430)
Stock-based compensation	—	—	3,906	—	—	—	3,906
Share repurchases	(82)	—	(254)	—	(6,340)		(6,594)
Dividends declared ($0.10 per share)	—	—	—	—	(3,789)	—	(3,789)
Other comprehensive income	—	—	—	1,966	—	—	1,966
Net income (loss)	—	—	—	—	36,778	(14)	36,764
Balances, March 31, 2022	37,559	38	116,928	750	782,972	631	901,319
Stock issued from equity plans	63	—	763	—	—	—	763
Stock-based compensation	—	—	5,016	—	—	—	5,016
Share repurchases	(230)	(1)	(725)	—	(16,293)	—	(17,019)
Dividends declared ($0.10 per share)	—	—	—	—	(3,806)		(3,806)
Other comprehensive loss	—	—	—	(6,384)	—	—	(6,384)
Net income	—	—	—	—	44,970	21	44,991
Balances, June 30, 2022	37,392	$37	$121,982	$(5,634)	$807,843	$652	$924,880

Balances, December 31, 2022	37,429	$37	$134,640	$16,320	$915,270	$—	$1,066,267
Stock issued from equity plans	100	—	(1,991)	—	—	—	(1,991)
Stock-based compensation	—	—	6,543	—	—	—	6,543
Dividends declared ($0.10 per share)	—	—	—	—	(3,814)	—	(3,814)
Other comprehensive loss	—	—	—	(2,013)	—	—	(2,013)
Net income	—	—	—	—	30,921	—	30,921
Balances, March 31, 2023	37,529	37	139,192	14,307	942,377	—	1,095,913
Stock issued from equity plans	121	1	606	—	—	—	607
Stock-based compensation	—	—	7,423	—	—	—	7,423
Dividends declared ($0.10 per share)	—	—	—	—	(3,778)	—	(3,778)
Other comprehensive loss	—	—	—	(2,026)	—	—	(2,026)
Net income	—	—	—	—	27,140	—	27,140
Balances, June 30, 2023	37,650	$38	$147,221	$12,281	$965,739	$—	$1,125,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,061	$81,755
Less: income (loss) from discontinued operations, net of income taxes	(1,146)	82
Income from continuing operations, net of income taxes	59,207	81,673
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	32,966	28,877
Stock-based compensation	14,738	8,986
Benefit for deferred income taxes	(786)	(1,977)
Loss on disposal and sale of assets	192	374
Changes in operating assets and liabilities, net of assets acquired
Accounts and other receivable, net	46,044	(27,790)
Inventories	(17,688)	(52,109)
Other assets	2,859	(5,402)
Accounts payable	(17,448)	2,491
Other liabilities and accrued expenses	(64,580)	12,418
Net cash from operating activities from continuing operations	55,504	47,541
Net cash from operating activities from discontinued operations	(3,090)	55
Net cash from operating activities	52,414	47,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(3,128)	—
Purchases of property and equipment	(33,623)	(25,476)
Acquisitions, net of cash acquired	—	(145,779)
Net cash from investing activities	(36,751)	(171,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings	(10,000)	(10,000)
Dividend payments	(7,592)	(7,595)
Purchase and retirement of common stock	—	(23,578)
Net payments related to stock-based awards	(1,384)	(1,667)
Net cash from financing activities	(18,976)	(42,840)

EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(253)	(5,188)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,566)	(171,687)
CASH AND CASH EQUIVALENTS, beginning of period	458,818	544,372
CASH AND CASH EQUIVALENTS, end of period	$455,252	$372,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,291	$2,461
Cash paid for income taxes	$38,008	$9,982

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

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly Advanced Energy’s financial position as of June 30, 2023, and the results of our operations and cash flows for the three and six months ended June 30, 2023 and 2022.

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

The FASB issued the following ASUs that we adopted in the current year:

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

Our Credit Facility (refer to Note 18. Credit Facility) and interest rate swap agreements (refer to Note 7. Derivative Financial Instruments) referenced the one-month USD LIBOR rate. On March 31, 2023, we executed agreements with our debt holders and the counterparties to our interest rate swap agreements to transition the benchmark interest rate from LIBOR to the one-month-USD Term Secured Overnight Financing Rate (“SOFR”). The impact of this transition and the adoption of the above guidance was not material to our consolidated financial statements.

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

Fair Value
Current assets and liabilities, net	$12,329
Property and equipment	3,567
Operating lease right-of-use assets	4,640
Deferred taxes and other liabilities	(2,326)
Intangible assets	57,600
Goodwill	71,039
Operating lease liability	(4,640)
Total fair value of net assets acquired	$142,209

The following table summarizes the intangible assets acquired:

		Amortization	Useful Life
	Fair Value	Method	(in years)
Customer relationships	$50,500	Straight-line	10
Technology	7,100	Straight-line	5
Total	$57,600

To estimate the fair value of intangible assets, we used a multi-period excess earnings approach for the customer relationships and a relief from royalty approach for developed technology. Goodwill represents SL Power’s assembled workforce and the expected operating synergies from combining operations. We expect virtually all of the goodwill to be deductible for tax purposes.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 3.    REVENUE

Disaggregation of revenue

The following tables present additional information regarding our revenue:

Revenue by Market

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Semiconductor Equipment	$173,177	$228,797	$367,386	$431,754
Industrial and Medical	127,603	104,951	250,623	187,849
Data Center Computing	59,076	69,161	118,735	145,399
Telecom and Networking	55,652	38,040	103,804	73,406
Total	$415,508	$440,949	$840,548	$838,408

Revenue by Region

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$171,516	$206,117	$352,458	$388,838
Asia	186,498	180,181	365,681	342,228
Europe	56,213	49,851	118,779	96,516
Other	1,281	4,800	3,630	10,826
Total	$415,508	$440,949	$840,548	$838,408

Revenue by Significant Countries

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$147,109	$174,293	$300,615	$333,035
China	53,192	41,438	90,648	86,130
All others	215,207	225,218	449,285	419,243
Total	$415,508	$440,949	$840,548	$838,408

We attribute sales to individual countries and regions based on the customer’s ship to location. Apart from the United States and China, no revenue attributable to any individual country exceeded 10% of our total consolidated revenues in the three and six months ended June 30, 2023 and 2022.

Revenue by Category

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product	$369,881	$403,977	$749,155	$766,853
Services	45,627	36,972	91,393	71,555
Total	$415,508	$440,949	$840,548	$838,408

Remaining Performance Obligations

Our remaining performance obligations primarily relate to customer purchase orders for products we have not yet shipped. We expect to fulfill the majority of these performance obligations within one year.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 4.    INCOME TAXES

The following table summarizes tax expense and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from continuing operations, before income taxes	$32,250	$56,014	$71,738	$99,829
Provision for income taxes	$4,795	$11,203	$12,531	$18,156
Effective tax rate	14.9%	20.0%	17.5%	18.2%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2023 and 2022, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for the three and six months ended June 30, 2023 was lower than the same periods in 2022 primarily due to the impact of beneficial discrete items in the three months ended June 30, 2023 relative to unfavorable discrete items recorded in the three months ended June 30, 2022.

NOTE 5.    EARNINGS PER SHARE

We compute basic earnings per share (“EPS”) by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The diluted EPS computation is similar to basic EPS except we increase the denominator to include the number of additional common shares that would have been outstanding (using the treasury stock method) if our outstanding stock options and restricted stock units had been converted to common shares (when such conversion is dilutive).

The following table summarizes our earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from continuing operations	$27,455	$44,811	$59,207	$81,673
Less: income from continuing operations attributable to noncontrolling interest	—	21	—	7
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$27,455	$44,790	$59,207	$81,666

Basic weighted-average common shares outstanding	37,573	37,520	37,524	37,535
Assumed exercise of dilutive stock options and restricted stock units	230	190	280	219
Diluted weighted-average common shares outstanding	37,803	37,710	37,804	37,754

Continuing operations:
Basic earnings per share	$0.73	$1.19	$1.58	$2.18
Diluted earnings per share	$0.73	$1.19	$1.57	$2.16

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Share Repurchase

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Amount paid or accrued to repurchase shares	$—	$17,019	$—	$23,613
Number of shares repurchased	—	230	—	312
Average repurchase price per share	$—	$74.12	$—	$75.68

There were no shares repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

At June 30, 2023, the remaining amount authorized by the Board of Directors for future share repurchases was $199.3 million with no time limitation.

NOTE 6.     FAIR VALUE MEASUREMENTS

The following tables present information about our assets and liabilities measured at fair value on a recurring basis.

		June 30, 2023
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Certificates of deposit	Other current assets	$—	$175	$—	$175
Foreign currency forward contracts	Other current liabilities	—	(68)	—	(68)
Interest rate swaps	Other assets	—	12,630	—	12,630
Net assets measured at fair value on a recurring basis		$—	$12,737	$—	$12,737

		December 31, 2022
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Certificates of deposit	Other current assets	$—	$2,128	$—	$2,128
Interest rate swaps	Other assets	—	15,310	—	15,310
Net assets measured at fair value on a recurring basis		$—	$17,438	$—	$17,438

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

The following table summarizes the notional amount of outstanding foreign currency forward contracts:

	June 30,	December 31,
	2023	2022
Foreign currency forward contracts	$81,403	$—

Gains and losses related to foreign currency exchange contracts were offset by corresponding gains and losses on the revaluation of the underlying assets and liabilities. Both are included as a component of other income (expense), net in our Consolidated Statements of Operations.

In April 2020, we executed interest rate swap contracts with independent financial institutions to partially reduce the variability of cash flows in LIBOR indexed debt interest payments on our Term Loan Facility (under our existing Credit Agreement dated September 10, 2019, as amended, refer to Note 18. Credit Facility). On March 31, 2023, we executed agreements with our debt holders and the counterparties to our interest rate swap agreements to transition the benchmark interest rate from LIBOR to SOFR. The interest rate swap contracts expire on September 10, 2024 and are accounted for as cash flow hedging instruments.

The interest rate swap contracts fix a portion of the outstanding principal balance on our Term Loan Facility to a total interest rate of 1.172%. This is comprised of a 0.322% average fixed rate per annum in exchange for a variable interest rate based on SOFR plus the credit spread in our existing Credit Agreement (see Note 18. Credit Facility), which is 75 basis points at current leverage ratios plus a LIBOR to SOFR transitional rate adjustment of 0.10%.

The following table summarizes the notional amount of our qualified hedging instruments:

	June 30,	December 31,
	2023	2022
Interest rate swap contracts	$229,469	$238,219

The following table summarizes the amounts recorded in accumulated other comprehensive income on the Consolidated Balance Sheets for qualifying hedges.

	June 30,	December 31,
	2023	2022
Interest rate swap contract gains	$9,707	$11,779

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 8.    ACCOUNTS AND OTHER RECEIVABLES, NET

We record accounts and other receivables at net realizable value. The following table summarizes the changes in expected credit losses related to receivables:

December 31, 2022	$1,814
Additions	123
Deductions - write-offs, net of recoveries	(251)
Foreign currency translation	8
June 30, 2023	$1,694

NOTE 9.    INVENTORIES

We value inventories at the lower of cost or net realizable value and computed on a first-in, first-out basis. Components of inventories were as follows:

	June 30,	December 31,
	2023	2022
Parts and raw materials	$292,430	$286,955
Work in process	18,080	23,002
Finished goods	81,839	66,055
Total	$392,349	$376,012

NOTE 10.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following:

	Estimated Useful	June 30,	December 31,
	Life (in years)	2023	2022
Buildings, machinery, and equipment	5 to 25	$180,331	$165,673
Computer equipment, furniture, fixtures, and vehicles	3 to 5	39,926	36,281
Leasehold improvements	2 to 10	70,937	63,103
Construction in process		19,396	18,226
		310,590	283,283
Less: Accumulated depreciation		(151,565)	(134,821)
Property and equipment, net		$159,025	$148,462

The following table summarizes depreciation expense. All depreciation expense is recorded in income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$9,368	$8,466	$18,829	$16,845

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 11.    GOODWILL

The following table summarizes the changes in goodwill:

December 31, 2022	$281,433
Measurement period adjustments	353
Foreign currency translation	906
June 30, 2023	$282,692

NOTE 12.    INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$97,659	$(53,838)	$43,821
Customer relationships	168,116	(51,809)	116,307
Trademarks and other	27,122	(11,757)	15,365
Total	$292,897	$(117,404)	$175,493

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$97,237	$(47,196)	$50,041
Customer relationships	167,631	(44,774)	122,857
Trademarks and other	27,036	(10,408)	16,628
Total	$291,904	$(102,378)	$189,526

At June 30, 2023, the weighted average remaining useful life of intangibles subject to amortization was approximately 8.8 years.

Amortization expense related to intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$7,075	$6,523	$14,137	$12,032

Estimated amortization expense related to intangibles is as follows:

Year Ending December 31,
2023 (remaining)	$14,153
2024	25,212
2025	20,997
2026	19,282
2027	17,372
Thereafter	78,477
Total	$175,493

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 13.    RESTRUCTURING COSTS

In the fourth quarter of 2022, we approved a restructuring plan (the “2022 Plan”), which is expected to further improve our operating efficiencies and drive the realization of synergies from business combinations by consolidating our operations, optimizing our factory footprint, including moving certain production into our higher volume factories, and reducing redundancies. We anticipate the 2022 Plan will be substantially completed, and associated expenses will be incurred, by early 2024.

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

The tables below summarize the charges related to our restructuring plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Severance and related charges	$3,154	$(161)	$4,197	$712
Facility relocation and closure charges	—	—	—	345
Total restructuring charges	$3,154	$(161)	$4,197	$1,057

	Cumulative Cost Through
	June 30, 2023
	2022 Plan	2018 Plan	Total
Severance and related charges	$9,921	$21,125	$31,046
Facility relocation and closure charges	—	7,160	7,160
Total restructuring charges	$9,921	$28,285	$38,206

Our restructuring liabilities are included in other accrued expenses in our Consolidated Balance Sheets. Changes in restructuring liabilities were as follows:

	2022 Plan	2018 Plan	Total
December 31, 2022	$5,788	$1,422	$7,210
Costs incurred and charged to expense	4,133	64	4,197
Costs paid or otherwise settled	(4,343)	(887)	(5,230)
June 30, 2023	$5,578	$599	$6,177

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

Our estimated warranty obligation is included in other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

December 31, 2022	$5,702
Net increases to accruals	1,375
Warranty expenditures	(2,229)
Effect of changes in exchange rates	(16)
June 30, 2023	$4,832

NOTE 15.    LEASES

Components of operating lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$5,656	$5,729	$11,336	$11,448
Short-term and variable lease cost	987	1,249	2,070	2,339
Total operating lease cost	$6,643	$6,978	$13,406	$13,787

Maturities of our operating lease liabilities are as follows:

Year Ending December 31,
2023 (remaining)	$10,010
2024	19,006
2025	15,544
2026	13,813
2027	12,110
Thereafter	58,431
Total lease payments	128,914
Less: Interest	(25,713)
Present value of lease liabilities	$103,201

The following tables present additional information about our lease agreements:

	June 30,	December 31,
	2023	2022
Weighted average remaining lease term (in years)	8.8	8.9
Weighted average discount rate	4.7%	4.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for operating leases	$5,824	$5,471	$11,668	$11,097
Right-of-use assets obtained in exchange for operating lease liabilities	$2,420	$7,681	$2,628	$12,222

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 16.    STOCK-BASED COMPENSATION

The Compensation Committee of our Board of Directors administers our stock plans. As of June 30, 2023, we have two active stock-based incentive compensation plans: the 2023 Omnibus Incentive Plan (“the 2023 Plan”) and the Employee Stock Purchase Plan (“ESPP”). The 2023 Plan was approved on April 27, 2023. We issue all new equity compensation grants under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2023 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, and dividend equivalent rights. Any of the awards issued may be issued as performance-based awards to align stock compensation awards to the attainment of annual or long-term performance goals~~.~~

The following table summarizes information related to our stock-based incentive compensation plans:

June 30, 2023
Shares available for future issuance under the 2023 Omnibus Incentive Plan	2,383
Shares available for future issuance under the Employee Stock Purchase Plan	598

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

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense	$7,937	$5,058	$14,738	$8,986

Changes in our RSUs were as follows:

	Six Months Ended June 30, 2023
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
RSUs outstanding at beginning of period	803	$78.46
RSUs granted	320	$96.03
RSUs vested	(193)	$84.97
RSUs forfeited	(38)	$75.83
RSUs outstanding at end of period	892	$83.33

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Changes in our stock options were as follows:

	Six Months Ended June 30, 2023
		Weighted-
		Average
	Number of	Exercise Price
	Options	per Share
Options outstanding at beginning of period	151	$55.48
Options exercised	(62)	$24.67
Options outstanding at end of period	89	$76.69

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

On March 31, 2023, we executed agreements pursuant to the Credit Agreement to transition the benchmark interest rate from LIBOR to SOFR. The impact of this transition was not material to our consolidated financial statements.

The following table summarizes borrowings under our Credit Agreement and the associated interest rate.

	June 30, 2023
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate due to interest rate swap	$229,469	1.172%	—
Term Loan Facility subject to a variable interest rate	135,531	5.952%	—
Revolving Facility subject to a variable interest rate	—	5.952%	0.10%
Total borrowings under the Credit Agreement	$365,000

For more information on the interest rate swap that fixes the interest rate for a portion of our Term Loan Facility, see Note 7. Derivative Financial Instruments. The Term Loan Facility and Revolving Facility bear interest, at our option, at a rate based on the Base Rate or SOFR, as defined in the Credit Agreement, plus an applicable margin.

For all periods presented, we were in compliance with the Credit Agreement covenants. The following table summarizes our availability to withdraw on the Revolving Facility.

	June 30,	December 31,
	2023	2022
Available capacity on Revolving Facility	$200,000	$200,000

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

In addition to the available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may also request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $115.0 million.

The fair value of the Term Loan Facility approximates the outstanding balance of $365.0 million as of June 30, 2023.

The debt obligation on our Consolidated Balance Sheets consists of the following:

	June 30,	December 31,
	2023	2022
Term Loan Facility	$365,000	$375,000
Less: debt discount	(1,484)	(1,738)
Total debt	363,516	373,262
Less current portion of long-term debt	(20,000)	(20,000)
Total long-term debt	$343,516	$353,262

Contractual maturities of our debt obligations, excluding amortization of debt issuance costs, are as follows:

Year Ending December 31,
2023 (remaining)	$10,000
2024	20,000
2025	20,000
2026	315,000
Total	$365,000

Interest expense and unused line of credit fees were recorded in other income (expense), net in our Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$2,701	$1,338	$5,290	$2,460
Amortization of debt issuance costs	131	142	263	277
Unused line of credit fees and other	51	47	101	101
Total interest expense	$2,883	$1,527	$5,654	$2,838

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

Risks and uncertainties to which our forward-looking statements are subject include:

●	macroeconomic risks, including supply chain cost increases and other inflationary pressures; recession; economic volatility and cyclicality; the length, severity, or nature of any market deterioration or improvement; changes in financial markets; higher interest rates; labor shortages and expense; foreign currency fluctuations and pricing controls;
●	political and geographical risks, including trade and export controls, war, terrorism, international disputes and geopolitical tensions, natural disasters, public health issues, and industrial accidents;
●	sufficiency and availability of components and materials;
●	our level of and ability to manage backlog orders;
●	our ability to develop new products expeditiously and be successful in the design win process with our customers;
●	the ability to stay on the leading edge of innovation, and obtain and defend necessary intellectual property protections;
●	the ability to protect our trade secrets and confidential information from misappropriation or infringement;
●	our future sales;
●	our future profitability;
●	our competition;
●	market acceptance of, and demand for, our products;
●	the fair value of our assets and financial instruments;
●	research and development expenses;
●	selling, general, and administrative expenses;
●	sufficiency and availability of capital resources;
●	ability to obtain equity or debt financing on favorable terms;
●	capital expenditures;

●	our production and operations strategy;
●	our share repurchase program;
●	our tax assets and liabilities;
●	our other commitments and contingent liabilities;
●	adequacy of our reserve for excess and obsolete inventory;
●	unanticipated costs in fulfilling our warranty obligations (including of solar inventers or other discontinued businesses), and adequacy of our warranty reserves;
●	adequacy of reserves for bad debt, sales returns, and other reserves or impairments;
●	our estimates of the fair value of assets acquired;
●	restructuring activities and expenses;
●	our acquisition, divestiture, and joint venture activities;
●	the integration of our acquisitions;
●	industry and market trends; and
●	cost fluctuations and pressures, including prices of components, commodities and raw materials, and costs of labor, transportation, energy, and insurance.

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

The demand environment in each of our markets is impacted by various market trends, customer buying patterns, design wins, macroeconomic conditions, and other factors. Fulfilling demand was difficult in 2022, as we were constrained by supply chain shortages for critical integrated circuits, resulting in longer lead times for our products. Some of these supply constraints continued into 2023. We implemented measures to improve the supply of critical materials and components and to mitigate the impact of these higher input costs, and these actions have enabled us to better meet customer demand. Due to improved component supply, lead times for our products declined, which resulted in our 12-month backlog normalizing from $875.3 million at the end of 2022 to $644.7 million at the end of the second quarter of 2023. Since the fourth quarter of 2022, demand in some of our markets has declined, most notably due to the semiconductor cyclical downturn and reduced investments in the data center market. Moreover, our ability to fulfill demand continues to be limited by ongoing supply constraints for some products. In addition, although the amounts are lower than in 2022, we continue to pay premiums for some critical parts, which are partially reimbursed by our customers. While we expect these premiums to abate by the end of 2023, it is not clear how quickly the global supply constraints will fully recover, the extent to which our mitigating actions will be successful, or to what extent we can recover our higher costs.

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

The Semiconductor Equipment market experienced demand growth driven by investments in both leading and trailing edge semiconductor capacity throughout the first three quarters of 2022. Starting in the fourth quarter of 2022, the market entered a downturn due to deteriorating macroeconomic conditions, overcapacity in the market for memory devices, general semiconductor inventory digestion resulting in falling fab utilization and reduced fab expansion plans, and new U.S. export restrictions to China for certain semiconductor equipment. During the first half of 2023, these factors continued to impact our demand, backlog, and revenue, and they are expected to continue throughout 2023. We believe long-term drivers for demand growth in this market will eventually resume, due to the need to invest in new fab capacity to support growing demand for semiconductor devices in a wide range of applications, the continued transition to next generation processing nodes, increased complexity of advanced processes requiring more complex and innovative power solutions, and the regionalization of some semiconductor capacity.

Industrial and Medical Markets

Advanced Energy serves the Industrial and Medical market with mission-critical power components that deliver high reliability, precise, low noise or differentiated power to the equipment they serve. Growth in the Industrial and Medical market is driven by investment in complex manufacturing processes or automation, increased adoption of smart power, sensing, and control solutions across many industrial applications, new investments in clean and sustainable technologies, and growing investment in medical devices and life science equipment. Our customers in the Industrial and Medical market are primarily global and regional original equipment manufacturers, who incorporate incorporating our advanced power, embedded power, and measurement products into a wide variety of equipment used in applications, such as advanced material fabrication, medical devices, analytical instrumentation, test and measurement equipment, robotics, industrial production, and large-scale connected light-emitting diode applications. Examples of products sold into the Industrial and Medical market include high voltage and low voltage power supplies used in applications such as medical devices, scientific instrumentation and industrial equipment, power control modules and thermal instrumentation products for material fabrication, production process control, and many precision industrial sensing applications. Our strategy in the Industrial and Medical market is to expand our product offerings and channel reach, leveraging common platforms, derivatives, and customizations to further penetrate a broader set of applications.

During 2022, we saw increased demand in the Industrial and Medical market as our customers increased investments in their production capacity and the medical technology industry recovered from the pandemic-related slowdown. Although overall customer demand increased, supply constraints of critical components limited our ability to fulfill product shipments at the level of customer demand and resulted in increased backlog. During the first half of 2023, we saw continued demand across a number of industrial and medical applications, and we were able to secure additional critical components, enabling us to deliver record quarterly revenues in both the first and second quarter of 2023 in this market. However, it is unclear how the macroeconomic conditions, including higher interest rates and potential recession, may affect our revenue in the remainder of 2023. In addition, product delivery and revenue levels will also be dependent on our ability to secure supply of critical components.

Data Center Computing Markets

Advanced Energy serves the Data Center Computing market with industry leading power conversion products and technologies, which we sell to OEMs and original design manufacturers (“ODMs”) of data center server and storage systems, as well as cloud service providers and their partners. Driven by the growing adoption of cloud computing, market demand for server and storage equipment has shifted from traditional enterprise on-premises computing to the data center, driving investments in data center infrastructure. Beyond the cloud, demand for edge computing is also growing, driven by the need for faster processing, lower latency, and higher data security at edge applications. In addition, the data center industry has begun transitioning from 12 Volt to 48 Volt infrastructure in server racks to improve overall power efficiency. Advanced Energy benefits from these trends by being an industry leader in providing high-efficiency 48 Volt server power solutions to the data center industry. Further, the rapid growth and adoption of artificial intelligence and machine learning are accelerating demand for server and storage racks with increased power density and higher efficiency, which complements Advanced Energy’s strengths. With a growing presence at both cloud service providers and industry-leading data center server and storage vendors, our strategy in the Data Center and Computing market is to penetrate selected customers and applications based on our differentiated capabilities and competitive strengths in power density, efficiency, and controls.

In the first half of 2023, we saw reduced revenues due to slowing demand in the server and storage market on customers delaying investments and ongoing supply constraints limiting our ability to meet the full demand. It is not clear how long these supply chain constraints will persist or how quickly those customers will return to their historical level of investments.

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

During the first half of 2023, substantially improved supply of critical components allowed us to partially fulfill outstanding demand from the prior year and drove strong revenue growth in the Telecom and Networking market. However, leading companies in this market have reported end user market weakness, and it is not clear if we can sustain the first half 2023 revenue level through the remainder of 2023.

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

The following table sets forth certain data derived from our Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$415,508	$440,949	$840,548	$838,408
Gross profit	147,080	162,158	302,191	306,474
Operating expenses	117,255	109,393	232,328	209,052
Operating income from continuing operations	29,825	52,765	69,863	97,422
Other income (expense), net	2,425	3,249	1,875	2,407
Income from continuing operations, before income taxes	32,250	56,014	71,738	99,829
Provision for income taxes	4,795	11,203	12,531	18,156
Income from continuing operations	$27,455	$44,811	$59,207	$81,673

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.4	36.8	36.0	36.6
Operating expenses	28.2	24.8	27.6	24.9
Operating income from continuing operations	7.2	12.0	8.3	11.6
Other income (expense), net	0.6	0.7	0.2	0.3
Income from continuing operations, before income taxes	7.8	12.7	8.5	11.9
Provision for income taxes	1.2	2.5	1.5	2.2
Income from continuing operations	6.6%	10.2%	7.0%	9.7%

SALES, NET

The following tables summarize net sales and percentages of net sales, by markets (in thousands):

	Three Months Ended June 30,		Change 2023 v. 2022
	2023	2022	Dollar	Percent
Semiconductor Equipment	$173,177	$228,797	$(55,620)	(24.3)%
Industrial and Medical	127,603	104,951	22,652	21.6%
Data Center Computing	59,076	69,161	(10,085)	(14.6)%
Telecom and Networking	55,652	38,040	17,612	46.3%
Total	$415,508	$440,949	$(25,441)	(5.8)%

	Six Months Ended June 30,		Change 2023 v. 2022
	2023	2022	Dollar	Percent
Semiconductor Equipment	$367,386	$431,754	$(64,368)	(14.9)%
Industrial and Medical	250,623	187,849	62,774	33.4%
Data Center Computing	118,735	145,399	(26,664)	(18.3)%
Telecom and Networking	103,804	73,406	30,398	41.4%
Total	$840,548	$838,408	$2,140	0.3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Semiconductor Equipment	41.7%	51.9%	43.7%	51.5%
Industrial and Medical	30.7	23.8	29.8	22.4
Data Center Computing	14.2	15.7	14.1	17.3
Telecom and Networking	13.4	8.6	12.4	8.8
Total	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES

The following tables summarize our operating expenses (in thousands) and as a percentage of sales:

	Three Months Ended June 30,
	2023		2022
Research and development	$51,413	12.4%	$48,009	10.9%
Selling, general, and administrative	55,613	13.4	55,022	12.5
Amortization of intangible assets	7,075	1.7	6,523	1.5
Restructuring charges	3,154	0.8	(161)	-
Total operating expenses	$117,255	28.2%	$109,393	24.8%

	Six Months Ended June 30,
	2023		2022
Research and development	$103,023	12.3%	$91,623	10.9%
Selling, general, and administrative	110,971	13.2	104,340	12.4
Amortization of intangible assets	14,137	1.7	12,032	1.4
Restructuring charges	4,197	0.5	1,057	0.1
Total operating expenses	$232,328	27.6%	$209,052	24.9%

SALES AND BACKLOG

Total Sales

Sales decreased $25.4 million, or 5.8%, to $415.5 million for the three months ended June 30, 2023 and increased $2.1 million, or 0.3%, to $840.5 million for the six months ended June 30, 2023 as compared to the same periods in the prior year.

Improved material availability and capacity allowed us to better meet overall demand and reduce backlog across our markets, which enabled us to partially mitigate the impact of the market decline in the Semiconductor and Data Center markets. Although the supply environment has improved, revenues in the first half of 2023 were also impacted by supply constraints for certain integrated circuits and other components, which limited our ability to fulfill product shipments to meet our total demand.

Backlog

The following table summarizes our backlog (in thousands):

	June 30,	December 31,	Change from Year End
	2023	2022	Dollar	Percent
Backlog	$644,672	$875,346	$(230,674)	(26.4)%

Backlog represents outstanding orders for products we expect to deliver within the next 12 months. Backlog at June 30, 2023 decreased from the end of 2022 due primarily to lower demand in some of our markets and improved lead times, which allowed our customers to reduce placing new orders for products with targeted deliveries in the later part of the 12-month backlog period.

We believe the current backlog levels provide some level of revenue protection should demand decrease due to macroeconomic factors. We continue to expect to bring our backlog back to a more normalized range of $400 million to $500 million over the next several quarters as parts availability improves and lead times are reduced.

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

Sales by Market

Sales in the Semiconductor Equipment market decreased $55.6 million, or 24.3%, to $173.2 million for the three months ended June 30, 2023 and $64.4 million, or 14.9%, to $367.4 million for the six months ended June 30, 2023 as compared to the same periods in the prior year. The decrease in sales compared to the same periods in the prior year was primarily due to a cyclical downturn in the semiconductor industry and the U.S. export controls restricting shipments of equipment to Chinese semiconductor customers. The revenue decline in the first half was partially mitigated by strong service revenues, growth in certain applications such as high voltage power supplies, and reduction of backlog as customers returned to normalized inventory level.

Sales in the Industrial and Medical market increased $22.7 million, or 21.6%, to $127.6 million for the three months ended June 30, 2023 and $62.8 million, or 33.4%, to $250.6 million for the six months ended June 30, 2023 as compared to the same periods in the prior year. The increase in sales compared to the same periods in the prior year was primarily due to continued demand for our portfolio of products across several industrial and medical applications and improved material availability.

Sales in the Data Center Computing market decreased $10.1 million, or 14.6%, to $59.1 million for the three months ended June 30, 2023 and $26.7 million, or 18.3%, to $118.7 million for the six months ended June 30, 2023 as compared to the same periods in the prior year. The decrease in Data Center Computing market sales was due to slowing demand with some of our data center customers and supply constraints of certain components to meet our full demand.

Sales in the Telecom and Networking market increased $17.6 million, or 46.3%, to $55.7 million for the three months ended June 30, 2023 and $30.4 million, or 41.4%, to $103.8 million for the six months ended June 30, 2023 as compared to the same periods in the prior year. The increase in sales was primarily due to substantially improved material availability, allowing us to partially fulfill outstanding demand from the prior year.

GROSS PROFIT

For the three months ended June 30, 2023, gross profit decreased $15.1 million to $147.1 million, or 35.4% of revenue, as compared to $162.2 million, or 36.8% of revenue, in the same period in the prior year. For the six months ended June 30, 2023, gross profit decreased $4.3 million to $302.2 million, or 36.0% of revenue, as compared to $306.5 million, or 36.6% of revenue, in the same period in the prior year.

The decrease in gross profit as a percentage of revenue for the three and six months ended June 30, 2023 is largely due to the decline in sales, unfavorable product mix, and higher operating costs based on investments made in 2022, partially offset by lower premiums and related recoveries for securing critical parts.

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

R&D expenses increased $3.4 million to $51.4 million for the three months ended June 30, 2023 and increased $11.4 million to $103.0 million for the six months ended June 30, 2023 as compared to the same periods in the prior year. The increase in research and development expense is primarily driven by increased headcount and compensation costs of $3.2 million for the three months ended June 30, 2023 and $7.5 million for the six months ended June 30, 2023, both of which are partially due to the SL Power acquisition.

In addition, we incurred higher program and material costs as we invest in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs of $0.2 million for the three months ended June 30, 2023 and $3.9 million for the six months ended June 30, 2023.

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

Selling, general and administrative (“SG&A”) expenses increased $0.6 million to $55.6 million for the three months ended June 30, 2023 and increased $6.6 million to $111.0 million for the six months ended June 30, 2023 as compared to the same periods in the prior year. The increase in SG&A is primarily related to increased headcount and associated costs, including sales commissions and stock-based compensation.

Amortization of Intangibles

Amortization expense increased $0.6 million to $7.1 million during the three months ended June 30, 2023 and increased $2.1 million to $14.1 million for the six months ended June 30, 2023 as compared to the same periods in the prior year. The increase was primarily driven by incremental amortization of acquired intangible assets from the SL Power acquisition. For additional information, see Note 2. Acquisitions and Note 12. Intangible Assets in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

Restructuring

In the fourth quarter of 2022, we approved a restructuring plan (the “2022 Plan”), which is expected to further improve our operating efficiencies and drive the realization of synergies from our business combinations by consolidating our operations, optimizing our factory footprint, including moving certain production into our higher volume factories, and reducing redundancies. The majority of these actions impact our factory operations and should partially mitigate the impact of lower volumes on gross margins. We anticipate the 2022 Plan will be substantially completed, and associated expenses will be incurred, by early 2024.

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

Other income (expense), net decreased $0.8 million to $2.4 million for the three months ended June 30, 2023, and decreased $0.5 million to $1.9 million for the six months ended June 30, 2023 as compared to the same periods in the prior year. The decrease in income between periods is primarily a result of higher unrealized foreign exchange losses and an increase in interest expense due to a higher interest rate on the portion of our Term Loan Facility subject to a variable interest rate (see Note 18. Credit Facility in Part I, Item 1 “Unaudited Consolidated Financial Statements.”). This was partially offset by higher interest income on our cash because of higher interest rates.

PROVISION FOR INCOME TAXES

The following table summarizes tax expense (in thousands) and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from continuing operations, before income taxes	$32,250	$56,014	$71,738	$99,829
Provision for income taxes	$4,795	$11,203	$12,531	$18,156
Effective tax rate	14.9%	20.0%	17.5%	18.2%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2023 and 2022, respectively, primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for the three and six months ended June 30, 2023 was lower than the same periods in 2022 primarily due to the impact of beneficial discrete items in the three months ended June 30, 2023 relative to unfavorable discrete items recorded in the three months ended June 30, 2022.

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

Reconciliation of non-GAAP measure
Operating expenses and operating income from continuing	Three Months Ended June 30,		Six Months Ended June 30,
operations, excluding certain items (in thousands)	2023	2022	2023	2022
Gross profit from continuing operations, as reported	$147,080	$162,158	$302,191	$306,474
Adjustments to gross profit:
Stock-based compensation	589	402	972	633
Facility expansion, relocation costs and other	60	1,187	1,017	2,471
Acquisition-related costs	97	64	150	(438)
Non-GAAP gross profit	147,826	163,811	304,330	309,140
Non-GAAP gross margin	35.6%	37.1%	36.2%	36.9%

Operating expenses from continuing operations, as reported	117,255	109,393	232,328	209,052
Adjustments:
Amortization of intangible assets	(7,075)	(6,523)	(14,137)	(12,032)
Stock-based compensation	(7,348)	(4,656)	(13,766)	(8,353)
Acquisition-related costs	(1,165)	(4,159)	(2,043)	(5,827)
Restructuring	(3,154)	161	(4,197)	(1,057)
Non-GAAP operating expenses	98,513	94,216	198,185	181,783
Non-GAAP operating income	$49,313	$69,595	$106,145	$127,357
Non-GAAP operating margin	11.9%	15.8%	12.6%	15.2%

Reconciliation of non-GAAP measure
Income from continuing operations, excluding certain items	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Income from continuing operations, less non-controlling interest, net of income taxes	$27,455	$44,790	$59,207	$81,666
Adjustments:
Amortization of intangible assets	7,075	6,523	14,137	12,032
Acquisition-related costs	1,262	4,223	2,193	5,389
Facility expansion, relocation costs, and other	60	1,187	1,017	2,471
Restructuring	3,154	(161)	4,197	1,057
Unrealized foreign currency gain	(2,266)	(5,569)	(1,213)	(6,854)
Acquisition-related costs and other included in other income (expense), net	—	85	—	85
Tax effect of non-GAAP adjustments	(1,051)	(752)	(2,172)	(1,821)
Non-GAAP income, net of income taxes, excluding stock-based compensation	35,689	50,326	77,366	94,025
Stock-based compensation, net of taxes	6,191	3,946	11,495	6,971
Non-GAAP income, net of income taxes	$41,880	$54,272	$88,861	$100,996
Non-GAAP diluted earnings per share	$1.11	$1.44	$2.35	$2.68

Reconciliation of non-GAAP measure	Three Months Ended		Six Months Ended
Per share earnings excluding certain items	June 30,		June 30,
	2023	2022	2023	2022
Diluted earnings per share from continuing operations, as reported	$0.73	$1.19	$1.57	$2.16
Add back:
Per share impact of non-GAAP adjustments, net of tax	0.38	0.25	0.78	0.52
Non-GAAP earnings per share	$1.11	$1.44	$2.35	$2.68

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

The following table summarizes our cash, cash equivalents, and marketable securities (in thousands):

June 30, 2023
Cash and cash equivalents	$455,252
Marketable securities	175
Total cash, cash equivalents, and marketable securities	$455,427

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

The following table summarizes borrowings under our Credit Facility and the associated interest rate (in thousands, except for interest rates).

	June 30, 2023
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate due to interest rate swap	$229,469	1.172%	—
Term Loan Facility subject to a variable interest rate	135,531	5.952%	—
Revolving Facility subject to a variable interest rate	—	5.952%	0.10%
Total borrowings under the Credit Agreement	$365,000

As of June 30, 2023, we had $200.0 million in available funding under the Revolving Facility. The Term Loan Facility requires quarterly repayments of $5.0 million plus accrued interest, with the remaining balance due in September 2026.

In addition to the available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may also request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $115.0 million.

Dividends

During the three months ended June 30, 2023, we paid quarterly cash dividends of $0.10 per share, totaling $3.8 million. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors (the “Board”) and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchase

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Amount paid or accrued to repurchase shares	$—	$17,019	$—	$23,613
Number of shares repurchased	—	230	—	312
Average repurchase price per share	$—	$74.12	$—	$75.68

At June 30, 2023, the remaining amount authorized by the Board for future share repurchases was $199.3 million with no time limitation.

Cash Flows

A summary of our cash from operating, investing, and financing activities is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash from operating activities from continuing operations	$55,504	$47,541
Net cash from operating activities from discontinued operations	(3,090)	55
Net cash from operating activities	52,414	47,596
Net cash from investing activities	(36,751)	(171,255)
Net cash from financing activities	(18,976)	(42,840)
Effect of currency translation on cash and cash equivalents	(253)	(5,188)
Net change in cash and cash equivalents	(3,566)	(171,687)
Cash and cash equivalents, beginning of period	458,818	544,372
Cash and cash equivalents, end of period	$455,252	$372,685

Net Cash From Operating Activities

Net cash from operating activities from continuing operations for the six months ended June 30, 2023, was $55.5 million, as compared to $47.5 million for the same period in the prior year. The increase of $8.0 million in net cash flows from operating activities as compared to the same period in the prior year is primarily due to a favorable decrease in net operating assets driven primarily by a decrease in accounts receivable and inventories. This was partially offset by a decrease in accounts payable and accrued expenses and lower net income from continuing operations.

Net Cash From Investing Activities

Net cash from investing activities for the six months ended June 30, 2023 was ($36.8) million, primarily driven by the following:

●	($33.6) million in purchases of property and equipment largely driven by investments in our manufacturing footprint and capacity; and
●	($3.1) million in purchases of investments

Net cash from investing for the six months ended June 30, 2022 was ($171.3) million, primarily driven by the following:

●	($25.5) million in purchases of property and equipment largely driven by investments in our manufacturing footprint and capacity; and
●	($145.8) million for business combinations.

Net Cash From Financing Activities

Net cash from financing activities for the six months ended June 30, 2023 was ($19.0) million and included the following:

●	($10.0) million for repayment of long-term debt;
●	($7.6) million for dividend payments; and
●	($1.4) million in net payments related to stock-based award activities.

Net cash from financing activities for the six months ended June 30, 2022 was ($42.8) million and included the following:

●	($23.6) million related to repurchases of our common stock;
●	($10.0) million for repayment of long-term debt;
●	($7.6) million for dividend payments; and
●	($1.7) million in net payments related to stock-based award activities.

Effect of Currency Translation on Cash

During the six months ended June 30, 2023, foreign currency translation had a minimal impact on cash. See “Foreign Currency Exchange Rate Risk” in Part I, Item 3 of this Form 10-Q for more information.

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

See the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K and Part II of this Form 10-Q, for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2022.

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

	June 30, 2023
	Balance	Interest Rate	Unused Line Fee
Term Loan Facility subject to a fixed interest rate due to interest rate swap	$229,469	1.172%	—
Term Loan Facility subject to a variable interest rate	135,531	5.952%	—
Revolving Facility subject to a variable interest rate	—	5.952%	0.10%
Total borrowings under the Credit Agreement	$365,000

For more information on the Term Loan Facility see Note 18. Credit Facility in Part I, Item 1 “Unaudited Consolidated Financial Statements.” For more information on the interest rate swap that fixes the interest rate for a portion of our Term Loan Facility, see Note 7. Derivative Financial Instruments in Part I, Item 1 “Unaudited Consolidated Financial Statements.” The Term Loan Facility and Revolving Facility bear interest, at our option, at a rate based on the Base Rate or SOFR, as defined in the Credit Agreement, plus an applicable margin.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To execute the repurchase of shares of our common stock, we periodically enter into stock repurchase agreements. We did not have any repurchases in the six months ended June 30, 2023. The following table summarizes actions by our Board of Directors in relation to the stock repurchase program:

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

None

ITEM 5.       OTHER INFORMATION

On June 13, 2023, Anne DelSanto, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,776 shares of our common stock during the period from October 1, 2023 through September 5, 2024. During the three months ended June 30, 2023, no other director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

At its regularly scheduled meeting on July 27, 2023, the Compensation Committee of our Board reviewed and approved non-material changes to the Company’s Amended and Restated Deferred Compensation Plan that curtail eligibility of special bonuses (as defined in the Plan) for deferral under the Plan. For additional information, refer to Exhibit 10.1 in Part II, Item 6 “Exhibits” below.

ITEM 6.       EXHIBITS

The exhibits listed in the following index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Advanced Energy Amended and Restated Deferred Compensation Plan Amended and Restated Effective as of August 1, 2023				Filed herewith

10.2	Advanced Energy Industries, Inc. 2023 Omnibus Incentive Plan, effective April 27, 2023.	8-K	000-26966	10.1	April 28, 2023

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document.				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document.				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document.				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document.				Filed herewith

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101.				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	August 3, 2023	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President