Form 10-K
period 2023-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2024-02-20
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $4,171,070,526 as of June 30, 2023, based upon the price at which such common stock was last sold on such date.

As of February 8, 2024, there were 37,324,800 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders (to be filed with the Commission under Regulation 14A no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023).

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-K

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report that are not historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions, or circumstances will continue. The inclusion of words such as “anticipate,” “expect,” “estimate,” “can,” “may,” “might,” “continue,” “enable,” “plan,” “intend,” “should,” “could,” “would,” “will,” “likely,” “potential,” “believe,” and similar expressions and the negative versions thereof indicate forward-looking statements; however, not all forward-looking statements may contain such words or expressions. These forward-looking statements are based upon information available as of the date of this report and management’s current estimates, forecasts, and assumptions. Although we believe that our expectations reflected in or suggested by these forward-looking statements are reasonable, we may not achieve the results, performance, plans, or objectives expressed or implied by such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and/or beyond our control, including but not limited to:

●	volatility and business fluctuations in the industries in which we compete;
●	our ability to achieve design wins with new and existing customers;
●	our ability to accurately forecast and meet customer demand;
●	risks related to global economic conditions, including but not limited to economic uncertainty, market volatility, rising interest rates, inflation, or recession;
●	risks inherent in our international operations, including the effect of trade and export controls, political and geographical risks, fluctuations in currency exchange rates;
●	customer price sensitivity;
●	concentration of our customer base;
●	risks associated with breach of our information security measures;
●	our loss of or inability to attract and retain key personnel;
●	disruptions to our manufacturing operations or those of our customers or suppliers;
●	risks associated with our manufacturing footprint optimization and movement of manufacturing locations for certain products;
●	our ability to successfully identify, close, integrate and realize anticipated benefits from our acquisitions;
●	quality issues or unanticipated costs in fulfilling our warranty obligations (including our discontinued solar inverter product line), and adequacy of our warranty reserves;
●	our ability to enforce, protect and maintain our proprietary technology and intellectual property rights;
●	our ability to achieve cost savings and profitability or gross margin goals;
●	changes to tax laws and regulations or our tax rates;
●	changes in federal, state, local and foreign regulations, including with respect to privacy and data protection, and environmental regulation;
●	effect of our debt obligations and restrictive covenants on our ability to operate our business;
●	risks related to our unfunded pension obligations;
●	restructuring and severance activities;
●	legal matters, claims and proceedings;

●	our estimates of the fair value of intangible assets; and
●	the potential impact of dilution related to our convertible debt, hedge, and warrant transactions.

Actual results could differ materially and adversely from those expressed in any forward-looking statements, and readers are cautioned not to place undue reliance on forward-looking statements. Factors that could contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include, but are not limited to, the risks and uncertainties listed above and described in Part I, Item 1A “Risk Factors.” We assume no obligation to update any forward-looking statement or provide the reasons why our actual results might differ.

Market and Industry Data

The market and industry information used in this annual report on Form 10-K is based on management’s good faith estimates, which we derive from our review of internal information and independent sources. Although we believe these independent sources to be reliable, we have not verified the accuracy or completeness of the information.

PART I

Unless the context otherwise requires, as used in this Form 10-K, references to “Advanced Energy,” “the Company,” “we,” “us” or “our” refer to Advanced Energy Industries, Inc. and its consolidated subsidiaries.

ITEM 1.            BUSINESS

Overview

Advanced Energy provides highly engineered, critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment. Many of our products enable customers to reduce or optimize their energy consumption through increased power conversion efficiency, power density, power coupling, and process control across a wide range of applications.

Advanced Energy is organized on a global, functional basis and operates in the single segment of power electronics conversion products. Within this segment, our products are sold into the Semiconductor Equipment, Industrial and Medical, Data Center Computing, and Telecom and Networking markets.

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

Products and Services

Our precision power products and solutions are designed to enable new process technologies, improve productivity, lower the cost of ownership, and provide critical power capabilities for our customers. These products are designed to meet our customers’ demanding requirements in efficiency, flexibility, performance, and reliability. The majority of Advanced Energy’s products are capable of meeting various customer requirements. We also provide repair and maintenance services for our products.

Our plasma power products offer solutions to enable innovation in complex semiconductor and thin film plasma processes such as dry etch and deposition. We have a broad portfolio of high and low voltage power products used in a wide range of applications, such as semiconductor equipment, industrial production, medical and life science equipment, data centers computing, networking, and telecommunications. We also supply related sensing, controls, and instrumentation products primarily for advanced measurement and calibration of power and temperature for multiple industrial markets. Our network of global service support centers provides repair services, calibration, conversions, upgrades, refurbishments, and used equipment to companies using our products.

Our service group offers warranty and after-market repair services, providing our customers with preventive maintenance opportunities to support a lower cost of ownership and higher utilization for their capital equipment. We offer comprehensive repair service and customer support through our worldwide support organization in the United States, China, Japan, Korea, Taiwan, Germany, Ireland, Singapore, Israel, and the United Kingdom. Support services include warranty and non-warranty repair services, calibration, upgrades, and refurbishments of our products.

End Markets

Advanced Energy generates revenue from the sale of a broad range of advanced and embedded power products and services to global original equipment manufacturers (“OEM”) and end customers. Our customers select our products based on various performance metrics such as high power conversion efficiency, high power density, and low noise emission, as well as our ability to customize our solutions to meet the unique requirements of a wide range of critical applications. The future growth and demand for our products is driven by a combination of factors within each of the end markets we serve, as follows:

Semiconductor Equipment Market

The semiconductor equipment market supports and enables the long-term growing need for more production capacity and new process technologies to meet expanding demand for semiconductors across many applications driven by megatrends such as artificial intelligence, Internet of Things (IoT) and automobile electrification.

Advanced Energy is a critical technology leader in the industry and provides one of the broadest portfolios of power conversion and related products, including plasma power, high-voltage power, embedded power, and adjacent sensing solutions. Our plasma power solutions are used to create plasma-based etch and deposition processes, and transition to advanced technology nodes typically require higher content of our advanced power solutions per tool. Our other semiconductor market products are incorporated in a wide range of applications including ion implant, inspection, metrology, thermal, epitaxy, and back-end test and packaging.

Our strategy is to strengthen our proprietary positions in our core applications with leading market share, such as conductor etch and deposition, grow our market position in targeted applications with lower market share, such as dielectric etch and remote plasma source, and leverage our broad product portfolio to expand our content at our OEM customers.

Industrial and Medical Market

The growth in the industrial and medical market is fueled by continued investment in complex manufacturing processes, increased adoption of new industrial technologies such as automation and clean energy, and increased breadth and precision requirements of medical devices and life sciences equipment.

We supply this market with critical, precision power conversion products that deliver precise and highly reliable, low noise and/or differentiated power. In addition, our sensing, control, and instrumentation products complement our power solutions. Our products are used in a wide variety of applications, such as advanced material fabrication, medical devices, analytical instrumentation, test and measurement equipment, robotics, industrial production, and large-scale connected light-emitting diode applications. We serve our broad customer base through both our direct sales force and indirect sales channels including independent sales representatives, channel partners, and distributors.

Our strategy in the market is to expand our product offerings and channel reach, leveraging common platforms, providing platform derivatives, and offering customizations to further penetrate a broader set of applications.

Data Center Computing Market

The Data Center Computing Market is driven by the growing adoption of cloud computing, as the market shifts from traditional enterprise on-premises computing to the data center. In addition, the rapid growth of artificial intelligence and machine learning are driving increased demand for substantially higher power in servers and racks, which has increased the importance of power efficiency and power density and accelerated the transition from 12 Volt to 48 Volt infrastructure in data center server racks.

Advanced Energy benefits from these trends as one of the leading providers of high-efficiency, high-density, 48 Volt server power conversion solutions and technologies. Our products are designed into data center server and storage systems, as well as used by cloud service providers and their partners in their custom designed server racks and power shelves.

Our strategy in the market is to penetrate selected customers and applications based on our differentiated capabilities and competitive strengths in power density, efficiency, and controls.

Telecom and Networking Market

Demand in the Telecommunication and Networking market is driven by adoption of more advanced mobile standards, such as 5G technologies, networking investments by telecommunication service providers, enterprises upgrading their communication networks, and data centers investing in their networks for increased bandwidth.

Advanced Energy serves this market by providing application-specific AC-DC and DC-DC power conversion products to many leading OEMs of wireless infrastructure equipment and computer networking equipment. Our solutions are often customized with unique features such as ruggedization for mobile radio in the field.

Our strategy in the market is to optimize our portfolio of power conversion products to more differentiated applications, and to focus on 5G infrastructure applications.

Customers

Our products are sold worldwide to OEMs, distributors, and directly to end users.

During the year ended December 31, 2023, Applied Materials, Inc. accounted for 22% of our total revenue. During the year ended December 31, 2022, Applied Materials, Inc. and Lam Research Corporation accounted for 20% and 14%, respectively, of our total revenue. We expect that the sale of products to our largest customers will continue to account for a significant percentage of our revenue for the foreseeable future. The loss of a large customer could have a material adverse effect on our results of operations.

For more information related to our expectations for the markets we serve, see Business Environment and Trends in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of our backlog, see Results of Continuing Operations in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing, Sales, and Distribution

We sell our products through direct and indirect sales channels. Our sales operations are primarily located in China, Germany, Hong Kong, India, Ireland, Israel, Japan, South Korea, Philippines, Singapore, Taiwan, the United Kingdom, and United States.

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

Refer to Note 3. Revenue in Part II, Item 8 “Financial Statements and Supplementary Data” for information regarding our revenue by geographic area. See Part I, Item 1A “Risk Factors” for a discussion of certain risks related to our sales and marketing operations.

Manufacturing

We manufacture our products primarily in the Philippines, Malaysia, Mexico, and China. We also perform limited specialty manufacturing for some of our products in the U.S., the United Kingdom, and Europe. In 2023, we announced that we would be expanding our presence in our Mexico factory and beginning construction of a new factory located near Bangkok, Thailand as part of our multi-year factory optimization and consolidation plans.

Our manufacturing requires raw materials, mainly a wide variety of mechanical and electrical components, which are often made to our specifications. We use numerous companies, including contract manufacturers, to supply parts for the manufacture and support of our products. Although we make reasonable efforts to ensure that parts are available from multiple qualified suppliers and at the lowest possible cost, some key parts may only be obtained from a sole supplier or a limited group of suppliers. We address supply challenges and reduce the associated risks to production by endeavoring to select and qualify alternate suppliers for key parts, maintain appropriate inventories of critical components, and competitively source parts through electronic bidding tools to find the lowest possible total cost.

See Part I, Item 1A, “Risk Factors” for a discussion of certain risks related to our manufacturing operations.

Intellectual Property

Protection of our technology assets through intellectual property rights is important for our competitive position. We believe that continued research and development of technologically advanced solutions and applications is critical for us to compete effectively in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products. Our investments in research and development enable us to create intellectual property, including patents, know-how and trade secrets. We hold numerous U.S. and foreign patents and have multiple patent applications pending in the U.S., Europe, and Asia.

See Part I, Item 1A, “Risk Factors” for a discussion of certain risks related to our reliance on our intellectual property.

Competition

The markets we serve are highly competitive and characterized by rapid technological development and changing customer requirements. We face a wide variety of competitors, and no single company dominates any of our markets. Significant competitive factors in our markets include product performance, compatibility with adjacent products, price, quality, reliability, meeting customer demand, and level of customer service and support.

We encounter substantial competition from foreign and domestic companies for each of our product lines. Some of our competitors have greater financial and other resources than we do. Other competitors are smaller than we are but may be well established in specific product niches. Overall, our Industrial and Medical competitors tend to be smaller, and in other product markets we encounter mostly larger competitors. Competitors in each of our market verticals include, but are not limited to, the following:

Semiconductor Equipment	Industrial and Medical	Data Center Computing	Telecom and Networking
COMET Holding AG. Daihen Corp. MKS Instruments, Inc. TRUMPF Hüttinger GmbH + Co. KG	Cosel Co., Ltd. Delta Electronics, Inc. MEAN WELL Enterprises TDK-Lambda Americas Inc. TRUMPF Hüttinger GmbH + Co. KG XP Power Ltd.	Acbel Polytech Inc. Delta Electronics, Inc. Flex Ltd. Lite-On Technology Corp.	Acbel Polytech Inc. Delta Electronics, Inc. Lite-On Technology Corp.

Research and Development

We perform research and development to develop products to address new or emerging applications, technological advances to provide higher performance, lower cost, or other attributes that we may expect to appeal to current or potential customers. We believe that continued development of technological applications, as well as enhancements to existing products and related software to support customer requirements, are critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and the enhancement of existing products, and we expect these investments to continue.

The following table summarizes research and development expenses and the percentage of these expenses as compared to total revenue (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$202,439	$191,020	$161,831
% of Revenue	12.2%	10.4%	11.1%

Human Capital

Our people are our strength, and we are committed to sustaining a culture grounded in our core values: innovation, integrity, empowerment, partnership, accountability, and execution. These core values are the foundation of how we operate. We have a globally diverse workforce with approximately 10,000 employees as of December 31, 2023. Our employees are located across the globe in more than 20 countries and are comprised of approximately 55% male and 45% female employees. Our employees are not represented by unions, except for statutory organization rights applicable to our employees in China, Germany, and Mexico.

Diversity, Equity, and Inclusion

We are committed to creating an inclusive work environment where all of our employees feel respected, valued, and empowered. We remain committed to expanding our diversity through targeted hiring and development initiatives. Through a combination of internal promotions and external hiring, we continue to see increases in the number of female employees represented at the director and above level, as compared with 2022. We also have an active Corporate Diversity & Inclusion Steering Committee to further increase our commitment to gender, ethnic and racial diversity. We have an active Women’s Leadership Forum that is focused on career development and internal networking.

Health and Safety

We are committed to providing a safe work environment for our employees and have a global team that is responsible for health and safety related activities including hazard and risk identification. We also strive to follow the standards of the Responsible Business Alliance Code of Conduct at selected manufacturing sites, which promotes labor, health, safety, environmental, and ethics best practices.

Employee Engagement

We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. In 2022, we conducted our biennial confidential employee survey on topics relating to confidence in company leadership, ethical conduct, career growth opportunities, and suggestions on how we can make our company a great place to work. In 2023 we communicated the results of the employee survey with our employees, leaders, executive team, and Board of Directors. We continue to invest in improving our employee experience through strategies targeted at improving communication, providing internal career development opportunities, and simplifying our internal business processes.

Total Rewards

We provide market-competitive compensation and benefits to our employees to attract and retain a talented, highly engaged workforce. Our compensation programs are focused on equitable and fair pay practices, including market-based compensation. Additionally, we offer a discounted employee stock purchase plan.

Learning and Development

We create growth and development opportunities to support our employees and offer internal and external learning and development opportunities. We also perform internal talent reviews and succession planning. In 2023, Advanced Energy continued our 10-week leadership essential training program for our people leaders across all corporate levels. We also have internship and graduate development programs designed to develop a talent pipeline.

Community Involvement

We have an active Community Investment Steering Committee and offer employees paid time off to participate in company-organized initiatives and volunteer with a non-profit organization of their choice. Our Educational Scholarship Program, available to children of Advanced Energy employees, celebrates education accomplishments and provides financial support for them to pursue their career and learning goals. We also offer an annual Advanced Energy STEM (science, technology, engineering, and mathematics) Scholarship in the United States to support and develop emerging talent in STEM.

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

ITEM 1A.         RISK FACTORS

Our business, financial condition, operating results, and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any of which could adversely impact our results and result in a decline in the value or loss of an investment in our common stock. Other factors may also exist that we cannot anticipate or that we currently do not consider to be material based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties may also impact the accuracy of forward-looking statements included in this Form 10-K and other reports we file with the Securities and Exchange Commission.

Business and Industry Risks

The industries in which we compete are subject to volatile and unpredictable fluctuation or cycles.

As a supplier to the global semiconductor equipment, telecommunication, networking, data center computing, industrial, and medical industries, we are subject to business fluctuations, the timing, length, and volatility of which can be difficult to predict. We are impacted by sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on technology transitions, capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. These changes have affected the timing and amount of customers’ purchases and investments in technology, and continue to affect our orders, net revenue, operating expenses, and net income. In addition, several of the markets in which we compete are highly cyclical and experience downturns characterized by diminished product demand, production overcapacity, high inventory levels, and price erosion, which has caused, and in the future could cause, our revenue and gross margin to decline, adversely impacting our results of operations. It is difficult to predict the timing, length, and severity of such fluctuations and downturns, and we may not be able to respond adequately or quickly to the changes in demand.

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

For example, the semiconductor industry and the enterprise service and storage market are currently experiencing cyclical downturns, which have adversely impacted demand for our products. If the length, severity, and/or volatility of these downturns exceeds our expectations, if we fail to achieve further growth in our other markets, or if we are unable to sufficiently respond to reduced demand in these markets, our results of operations could be adversely impacted.

We must achieve design wins to retain our existing customers and to obtain new customers, although design wins achieved may not necessarily result in substantial revenue or gross profit.

Driven by continuing technology migration and changing customer demand, the markets we serve are constantly changing in terms of advancement in applications, core technology, and competitive pressures. New products designed for capital equipment manufacturers typically have a lifespan of many years. Increasingly, we are required to accelerate our investment in research and development to meet the time-to-market, performance, and technology adoption cycle needs of our customers simply to compete for design wins. Given such up-front investments we make to develop, evaluate, and qualify products in the design win process, our success and future growth depend on our products being designed into our customers’ new generations of equipment as they develop new technologies and applications. We must work with these manufacturers early in their design cycles to modify, enhance, and upgrade our products or design new products that meet the requirements of their new systems. The design win process is highly competitive, the design windows may be narrow, and there is no assurance we will succeed with new design wins for our existing customers or new customers’ next generations of equipment. If existing or new customers do not choose our designs or we cannot agree to pricing, volumes, and other key commercial terms with these customers, our market share may decline, potential revenues related to the lifespan of our products may not be realized, and our business, financial condition, and results of operations could be materially and adversely impacted. Further, our ability to generate revenue or gross profit from design wins is in part or wholly dependent upon the success of our customers’ solutions.

Failure to accurately forecast customer demand, supply chain disruptions, or manufacturing interruptions or delays could affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.

We place orders with many of our suppliers based on our expectations as to demand for our products and our customers’ forecasts. As the quarter and the year progress, such demand can change rapidly or we may realize that our customers’ expectations were overly optimistic or pessimistic, especially when industry or general economic conditions change.

Our sales are primarily made on a purchase order basis, or are pulled from “just in time” bins or hubs by our customers, and we generally have no long-term purchase commitments from our customers, which is typical in the industries we serve. As a result, we are limited in our ability to predict the level of future revenue or commitments from our current customers, which may diminish our ability to allocate labor, materials, and equipment in the manufacturing process effectively. In addition, we may purchase inventory in anticipation of sales that do not materialize, resulting in excess and obsolete inventory write-offs. Customers may delay delivery of products or cancel orders prior to shipment and may not be subject to cancellation penalties. Delays in delivery schedules and/or customer changes to backlog orders during any particular period could cause a decrease in revenue and have a material adverse effect on our business and results of operations. Orders with our suppliers cannot always be amended in response to changing demand conditions. In addition, to assure availability of certain components or to obtain priority pricing, we have entered into contracts with some of our suppliers that require us to purchase a specified number of components and subassemblies each quarter, even if we are not able to use such components or subassemblies. Moreover, we have obligations to some of our customers to hold a minimum amount of finished goods in inventory to fulfill just in time orders, regardless of whether the customers expect to place such orders. We currently have firm purchase commitments and agreements with various suppliers to ensure the availability of components. If demand for our products exceeds our customers’ and our forecasts, we may not be able to timely obtain enough raw materials, parts, components, or subassemblies, on favorable terms or at all, to fulfill the excess demand. Furthermore, some of our products have lengthy lifecycles and are subject to supplier parts obsolescence, and sole-sourced parts can create challenges in terms of purchasing parts on reasonable terms and lead-times. These situations may lead to customers cancelling orders prior to shipment causing a decrease in revenue, which may have a material adverse effect on our business and results of operations.

In recent years, there has been a shortage of critical components caused by a variety of factors, including increased demand for electronic components used in a wide variety of industries, the pandemic-driven rise in consumer demand for technology goods, logistics-related disruptions in shipping, capacity limitations at some suppliers, and labor shortages. These supply constraints led to longer lead times in procuring materials and subcomponents and, in some cases, meaningfully higher costs for the subcomponents. Supply chain performance and lead times generally improved in 2023 and the negative impact from component shortages and higher material costs will likely subside in 2024; however, our revenues, earnings, and cash flow may be adversely impacted if these conditions continue longer than expected or once again deteriorate.

We are exposed to risks associated with worldwide financial markets and the global economy.

Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, rising inflation and interest rates, economic recession, national debt, and fiscal or monetary concerns, could materially adversely impact our operating results and financial condition. Disruptions in the global economy or financial markets, higher interest rates and market volatility could have an adverse impact on our access to and cost of capital. Additionally, tightening of credit markets, turmoil in the financial markets, and a weakening global economy have in the past contributed and could again contribute to slowdowns in the industries in which we operate and adversely impact the global demand for our products. Some of our key markets ultimately depend on a combination of consumer and business spending. Economic uncertainty exacerbates negative trends in consumer and business spending and may cause our customers to delay, cancel, or refrain from placing orders. Difficulties or increased costs in obtaining capital and uncertain market conditions may also lead to customer liquidity constraints, a reduction of revenue, and greater instances of nonpayment or other failures to perform their obligations. Adverse or uncertain economic conditions may similarly affect our key suppliers, which could affect their ability to deliver parts and result in delays for our products. Further, these conditions and uncertainty about future economic conditions could also make it challenging for us to forecast our operating results and evaluate the risks that may affect our business, financial condition, and results of operations.

If we are unable to maintain our pricing strategy or adjust our business strategy successfully for some of our product lines to reflect our customers’ price sensitivity, our business and financial condition could be harmed.

Our business strategy for many of our product lines is focused on product performance and technology innovation to provide enhanced efficiencies and productivity. Our customers continually exert pressure on us to reduce our prices and extend payment terms and we may be required to enter into long term reduced pricing agreements, extended payment terms, exclusivity arrangements, and other unfavorable contract terms. In addition, we compete in markets in which customers may dual or multi-source their power. We believe some of our Asia-based competitors benefit from local governmental funding incentives and purchasing preferences from end-user customers in their respective countries. If competition against any of our product lines should come to focus solely on price rather than on product performance and technology innovation, we would need to adjust our business strategy, product offerings, and product costs accordingly, and if we are unable to do so, our business, financial condition, and results of operations could be materially and adversely affected. Conversely, in 2022, we increased prices and implemented surcharges across many of our products to reflect our higher supply chain costs. Although these price changes were generally accepted by our customers, we did experience some loss of business. Throughout 2023, we returned to the normal course of business with respect to our pricing strategy; however, any future widespread price increases could make our products less competitive in the market over time and could have an adverse effect on our results of operations.

A significant portion of our revenue and accounts receivable are concentrated among a few customers.

Consistent with prior years, a limited number of customers accounted for a significant portion of our business. In 2023, one customer represented over 10% of our total revenue, and our ten largest customers, in the aggregate, accounted for over half of our total revenue. At December 31, 2023, the same customer accounted for over 10% of our total accounts receivable. A significant decline in revenue from this or our other large customers, the loss of this or another large customer, or any inability to collect from large customers could materially and adversely impact our business, results of operations, and financial condition.

We expect that revenue from a few large customers will continue to account for a significant percentage of our total revenue in future periods; however, we generally do not have long-term purchase commitments. If our largest customers do not place orders, or if they substantially reduce, delay, or cancel orders, we may not be able to replace their business on a timely basis or at all. As a result, our future success depends on our ability to maintain and strengthen our existing customer relationships, build new customer relationships, and diversify our customer base.

If our information security measures are breached, disrupted, or fail, we may incur significant legal and financial exposure and liabilities.

As part of our day-to-day business, we process, transmit and store our own confidential data and certain data about our customers and employees in our global information technology system. We are subject to ongoing data security threats, including phishing attempts, denial of service attacks, ransomware, viruses, and other malware, employee error or malfeasance, theft, natural disasters, and hardware or software malfunctions, any one of which could compromise our data security, cause the loss of critical data, or disrupt operations, which could materially adversely affect our business and results of operations. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information to gain access to our customers’ data or our data or our information technology systems. We and our third party providers have experienced, and expect to continue to experience, cybersecurity events or confidential information theft incidents, some of which could be devastating. We continue to devote significant resources to network security, data encryption, network redundancy, and other measures to protect our systems and data from unauthorized external access or internal misuse, and we may be required to expend greater resources in the future for cybersecurity protection, compliance, and remediation, especially in the face of continuously evolving and increasingly sophisticated cybersecurity threats and privacy and data protection laws.

Despite our implementation of cybersecurity measures, there is no assurance that our actions will be sufficient to prevent future threats and incidents. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A cybersecurity event or other breach, disruption, or failure of our information and operational systems, could:

●	result in the disclosure, misuse, corruption, or loss of our or our customers’ data, confidential business information, or intellectual property, including trade secrets;
●	damage our reputation;
●	lead to a loss of confidence by our current and potential customers;
●	adversely impact our future revenue;
●	disrupt our business;
●	divert management attention; and
●	expose us to significant remediation costs, legal liability, and litigation risk.

In addition, our business could be adversely affected to the extent we fail to appropriately manage, expand, and update our information technology infrastructure.

The loss of and inability to attract and retain key personnel could significantly harm our results of operations and competitive position.

Our success depends to a significant degree upon the continuing contributions of our management, technical, marketing, and sales employees. We may not be successful in retaining our employees or attracting and retaining additional skilled personnel as required. If we are unable to attract, retain, and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact our business and results of operations. Our success in hiring and retaining employees depends on a variety of factors, including the attractiveness of our compensation and benefit programs, global economic or political and industry conditions, our organizational structure, our reputation, culture and working environment, competition for talent and the availability of qualified employees, the readiness for and availability of career development opportunities, and our ability to offer a challenging and rewarding work environment. We have experienced, and may continue to experience, increasing costs to attract and retain needed talent, driven by macroeconomic conditions and a highly competitive labor market.

In addition, the loss or retirement of key employees presents particular challenges to the extent the departing employee had particularly valuable knowledge or experiences. This requires us to identify and train existing or new employees to perform necessary functions, which we may be unable to do, or which could result in unexpected costs, reduced productivity, or difficulties with respect to internal processes and controls. If we fail to have succession plans in place or our succession plans do not operate effectively, we may not be able to maintain continuity and our business could be adversely affected.

Our manufacturing footprint is consolidated, which brings risks.

Our manufacturing facilities are located globally, and the majority of our products are manufactured in a select few key facilities. Most facilities are under operating leases, and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities, which could result in labor or supply chain risks. Additionally, we have restructuring plans in place to optimize and consolidate our manufacturing operations and improve operating efficiencies, and we continue to evaluate our manufacturing facilities and may decide to conduct additional optimization and consolidation initiatives. These plans and any future initiatives may or may not be successful in achieving our intended results. If the expected costs and charges are greater than anticipated, the estimated cost savings are lower than anticipated, or we experience a loss of continuity or inefficiency during transitional periods, our business and results of operations may be adversely affected.

Disruptions to our manufacturing operations or the operations of our customers or suppliers, due to natural or other disasters, uncontrollable events or other issues could affect our results of operations.

Certain of our manufacturing and other operations are in locations subject to natural disasters, such as severe weather and geological events, including earthquakes or tsunamis, that could disrupt operations. Natural disasters, uncontrollable occurrences, or other operational issues at any of our manufacturing facilities could significantly reduce or disrupt our productivity at such site and could prevent us from meeting our customers’ requirements in a timely manner, or at all. In addition, our suppliers and customers are also subject to natural and other disaster risk exposure. A natural disaster, fire, explosion, or other event that results in a prolonged disruption to our operations or the operations of our customers or suppliers, may materially adversely affect our business, results of operations, or financial condition.

Our long-term success and results of operations depend on our ability to successfully identify, close, integrate, and realize the anticipated benefits from our acquisitions and strategic investments.

As part of our business strategy, we have and will likely continue to acquire companies or businesses and make investments to further our business. Risks associated with these transactions are many, including the following which could adversely affect our financial results:

●	the inability to source or complete transactions timely or at all;
●	any obligation to pay a termination fee or undergo litigation resulting from failed deals;
●	the failure to perform adequate due diligence on target companies;
●	the failure to realize expected revenues, gross and operating margins, net income, and other returns from acquired businesses;
●	the inability to successfully integrate product and/or service offerings to realize anticipated benefits from business combinations;
●	the inability to integrate acquired business into our existing enterprise resource planning and other global information technology systems to realize productivity improvement and cost efficiencies;
●	we have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions and, to the extent that the value of goodwill or intangible assets acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges related to impairment of those assets;
●	deterioration in our effective tax rate;
●	a failure to retain and motivate key employees of acquired businesses;
●	our ability to maintain appropriate business processes, procedures, and internal controls at the acquired business;
●	litigation or claims associated with a proposed or completed transaction; and
●	unknown, underestimated, undisclosed or undetected commitments or liabilities or non-compliance by acquired business with laws, regulations, or policies.

Our products may suffer from defects or errors leading to increased costs, damages, or warranty claims.

Our products use complex system designs and components that may contain errors or defects. The manufacture of these products often involves a highly complex and precise process and the utilization of specially qualified components. The production of many of our products also requires highly skilled labor. As a result of the technical complexity of these products, design defects, skilled labor turnover, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective or nonconforming materials or components by us or our suppliers could adversely affect our manufacturing quality and product reliability. To the extent our products are defective or fail, we might be required to repair, redesign, replace, or recall those products, pay damages (including liquidated damages) or fulfill warranty claims, and we could suffer significant expenses as well as harm to our reputation. Furthermore, some of our products are used in medical device applications where malfunction of the device could result in serious injury. We accrue a warranty reserve for estimated costs to provide warranty services, including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit.

Our legacy inverter products may suffer higher than anticipated litigation, damage, or warranty claims.

Our legacy inverter products (of which we discontinued the manufacture, engineering, and sale in December 2015 and which are reflected as discontinued operations in this filing) contain components that may contain errors or defects and were sold with original product warranties ranging from one to ten years with an option to purchase additional warranty coverage for up to 20 years. If any of our products are defective or fail because of their design, we might be required to repair, redesign, or recall those products or to pay damages (including liquidated damages) or warranty claims, and we could suffer significant harm to our reputation. We have experienced claims from customers and suppliers and are involved in litigation related to the legacy inverter product line. We review such claims and vigorously defend against such lawsuits in the ordinary course of our business. We cannot assure that any such claims or litigation will not have a material adverse effect on our business or financial statements. Our involvement in such litigation could result in significant expense to us and divert the efforts of our technical and management personnel. We also accrue a warranty reserve for estimated costs to provide warranty services including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in additional expenses in our Consolidated Statements of Operations in future periods. We plan to continue supporting inverter customers with service maintenance and repair operations. This includes performing service to fulfill obligations under existing service maintenance contracts. There is no certainty that these contracts can be performed profitably, and our business could be adversely affected by higher than anticipated product failure rates, loss of critical service technician skills, an inability to obtain service parts, customer demands and disputes, and the cost of repair parts, among other factors.

The emergence of pandemics, epidemics, or widespread outbreaks of infectious disease could affect our business, workforce, supply chain, results of operations, financial condition, and/or cash flows.

The COVID-19 pandemic adversely impacted our ability (a) to manufacture, test, service and ship our products, (b) to get required materials and sub-assemblies to build and service our products, and (c) to staff labor and management for manufacturing, research and development, supply chain, service, and administrative operations. If there are any future public health crises, including pandemics, epidemics, or widespread outbreaks of infectious disease, may impact our business, financial condition and results of operations will depend on many factors beyond our control, which are highly uncertain and difficult to accurately predict.

International Operations Risks

We are subject to risks inherent in international operations.

We are a global organization. We have employees in more than 20 countries, our manufacturing facilities are located across the globe (mainly in the Asia-Pacific region), and revenue from customers outside the United States represented 64% of our total revenue during the year ended December 31, 2023.

Given the global nature of our business, we have both domestic and international concentrations of cash and investments. The value of our cash, cash equivalents, and marketable securities can be adversely affected by liquidity, credit deterioration, inflation, foreign currency exchange rate fluctuations, financial results, economic risk, political risk, sovereign risk, or other factors.

Additionally, our success producing goods internationally and competing in international markets is subject to our ability to manage various operational risks and difficulties, including, but not limited to:

●	our ability to effectively manage our employees at remote locations who are operating in different business environments from the United States;
●	our ability to develop and maintain relationships with suppliers and other local businesses;
●	interruptions to our and/or our suppliers’ supply chain;
●	compliance with product safety requirements and standards that are different from those of the United States;
●	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of contract rights;
●	ineffective or inadequate legal and physical protection of intellectual property rights in certain countries;
●	global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, and international trade disputes, including new and changing export regulations for certain exports to China and any retaliatory measures;
●	delays or restrictions on personnel travel and in shipping materials or finished products between and within countries;
●	political instability, natural disasters, health epidemics, disruptions in financial markets, and deterioration of economic conditions;
●	our ability to maintain appropriate business processes, procedures, and internal controls, and comply with environmental, health and safety, anti-corruption, and other regulatory requirements;
●	customs regulations including customs audits in various countries that occur from time to time;
●	the ability to provide enough levels of technical support in different locations;
●	our ability to obtain business licenses that may be needed in international locations to support expanded operations;
●	changes in tariffs, income tax, value added tax, and foreign currency exchange rates; and
●	laws and regulations regarding privacy, data use and processing, data privacy and protection, cybersecurity, and network security.

Our operations in the Asia Pacific region, including China, are subject to significant political and economic uncertainties over which we have little or no control and we may be unable to alter our business practice in time to avoid reductions in revenues.

A significant portion of our operations and supply chain outside the United States are located in the Asia Pacific region, including China, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, changes in customs regulations and tariffs, changes in tax policies, changes in local laws and regulations, possible retaliatory government actions, potential inability to enforce intellectual property protection or contracts terms, and changes in U.S. policy regarding overseas manufacturing and export controls. The U.S. and China regularly have significant disagreements over geopolitical, trade, and economic issues. Any escalating political controversies between the U.S. and China, whether or not directly related to our business, could have a material adverse effect on our operations, business, results of operations, and financial condition. Additionally, the Chinese government exercises substantial control over the Chinese economy, and our operations and supply chain in China may be subject to various government and regulatory interference. Policy changes, preferential treatment of local companies, or the imposition of new, stricter regulations or interpretations of existing regulations could require changes to our operating activities, increase our costs, or limit our ability to sell products in China. We continuously evaluate the risk of operations in China, including manufacturing and supply chain, and the potential financial impact to our operations.

Unfavorable currency exchange rate fluctuations may lead to lower operating margins, or may cause us to raise prices, which could result in reduced revenue.

Currency exchange rate fluctuations could have an adverse effect on our revenue and results of operations, and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could significantly increase the labor and other costs incurred in the operation of our international facilities and the cost of raw materials, parts, components, and subassemblies that we source there, which could materially and adversely affect our results of operations. These increased costs could require us to increase prices to foreign customers, which could result in lower net revenue from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be materially and adversely affected. In addition, we have large, long-term liabilities, such as local lease and pension liabilities in Asia and Europe creating more significant exposure to fluctuations in numerous currencies. We do not attempt to hedge these exposures given the long-term nature of the underlying liabilities and the non-cash nature of the foreign exchange gain or loss.

Regulatory, Legal, Tax, and Compliance Related Risks

Continued restrictive global trade regulatory environment, coupled with increasingly complex rules have adversely impacted and could further impact our business, and could erode the competitiveness of our products compared to local and global competitors.

Trade controls are a primary tool leveraged by U.S. government when trying to achieve international policy objectives, and we continue to see this in newly imposed regulations and increased enforcement of existing regulations. As a global company, we are subject to the rules of the U.S. and other government authorities, and we should expect continued activity in both the promulgation and enforcement of global trade regulations.

Since October 2022, we have been particularly affected by U.S. government-imposed export regulations on U.S. semiconductor and supercomputing technology sold in China, and related parts and services. In October 2023, the U.S. government introduced another round of final interim rules. These rules are not yet final, and additional restrictions could be imposed. The rules impose extensive restrictions and compliance obligations, and Chinese customers may replace us with competitors who are not subject to U.S. export rules.

Maintaining China business may be dependent at least in part on obtaining export licenses. Obtaining export licenses may be difficult, costly, and time-consuming, and there is no assurance we will be issued licenses in time to meet customer requirements or at all.

Other current or future regulatory changes could materially and adversely affect our business as well, such as additional tariffs; additions or updates to various restricted party lists; further restrictions on selling products to entities in certain countries whose actions or functions are intended to support policies contrary to U.S. national security; new customs rules or requirements. Additionally, with increasing geopolitical risks, we might experience customers or governments of our customers promoting their own domestic businesses and competitors.

The implementation and interpretation of these complex rules and other regulatory actions taken by the U.S. and other governments is uncertain and evolving, trending towards continued increasing restrictions, and this is both deleterious to our business and challenging for us to manage our operations and forecast our operating results.

We are highly dependent on our intellectual property.

Our success depends significantly on our proprietary technology. We attempt to protect our intellectual property rights through a variety of methods including trade secrets, patents, and non-disclosure agreements; however, we might not be able to protect our technology, and customers or competitors might be able to develop similar technology independently. Infringement, misappropriation, and unlawful use of our intellectual property rights, and resulting unauthorized manufacture or sale of equipment using our IP rights, could result in lost revenue. Monitoring and detecting any unauthorized use of intellectual property is difficult and costly and we cannot be certain that the protective measures we have implemented will completely prevent theft or misuse. If we are unable to protect our intellectual property successfully, our business, financial condition, and results of operations could be materially and adversely affected.

Patents, trademarks, and trade secret protection may not be adequate to deter infringement or misappropriation of our proprietary rights. For example, patents issued to us may be challenged, invalidated, or circumvented. The loss or expiration of any of our key patents could lead to a significant loss of sales of certain of our products and could materially affect our future operating results. The process of seeking patent protection can be time consuming and expensive and patents may not be issued for currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may initiate claims, enforcement actions or litigation against third parties for infringement of our proprietary rights, which claims could result in costly litigation, the diversion of our technical and management personnel, and the assertion of counterclaims by defendants.

In addition, the laws of some foreign countries might not afford our intellectual property the same protections as do the laws of the United States. Our intellectual property is not protected by patents in several countries in which we do business, and we have limited or no patent protection in other countries, including China. Consequently, manufacturing our products in China may subject us to an increased risk that unauthorized parties may attempt to copy our products or otherwise obtain or use our intellectual property. Generally, our efforts to obtain international patents have been concentrated in the European Union and Korea, Japan, and Taiwan.

Third parties may also assert claims against us and our products. Claims that our products infringe the rights of others, whether or not meritorious, can be expensive and time-consuming to defend and resolve, and may divert the efforts and attention of management and personnel. The inability to obtain rights to use third party intellectual property on commercially reasonable terms could also have an adverse impact on our business. In addition, we may face claims based on the theft or unauthorized use or disclosure of third party trade secrets and other confidential business information. Any such incidents and claims could severely harm our business and reputation, result in significant expenses, harm our competitive position, and prevent us from selling certain products, all of which could have a material and adverse impact on our business and results of operations.

Our supply chain is subject to regulatory risk.

Requirements applicable to our supply chain include rules aimed at promoting transparency as well as rules that restrict sourcing from certain locations or suppliers. For example, rules aimed at extinguishing forced labor require extensive efforts to map supply chains effectively and efficiently beyond tier 1 suppliers for any involvement in human rights abuses. Goods suspected of being manufactured with forced labor could be blocked from importation into the

U.S., which could impact revenue. Another possible risk is foreign governments that restrict our access to supply; for example, if China were to further restrict export of rare earth minerals, our suppliers’ ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost.

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

Furthermore, due to shifting economic and political conditions, tax policies, laws, or rates in various jurisdictions may be subject to significant changes in ways that could harm our financial condition and operating results. For example, various jurisdictions around the world have enacted or are considering revenue-based taxes such as digital services taxes and other targeted taxes, which could lead to inconsistent and potentially overlapping international tax regimes. The Organization for Economic Cooperation and Development is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. These changes could increase our effective tax rate and cash tax payments could increase in future years, create additional compliance burdens, and/or require changes to our tax compliance processes.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes, regulations, and interpretations of research and development capitalization and tax credit regulations, foreign-derived intangible income (“FDII”), global intangible low-tax income (“GILTI”) and base erosion and anti-abuse tax (“BEAT”) laws; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organization for Economic Co-operation and Development (“OECD”), an international association comprised of 36 countries, including the U.S., has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, because of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are the subject of regular examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Regulatory authorities around the world have implemented or are considering several legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe, China and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Violation of any of these rules could result in fines or orders requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We are subject to environmental, health, and safety regulations in connection with our global business operations, such as regulations related to the development, manufacture, sale, shipping, and use of our products; handling, discharge, recycling and disposal of hazardous materials used in our products or in producing our products; the operation of our facilities; and the use of our real property. The failure or inability to comply with existing or future environmental, health and safety regulations could result in significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipping, or use of certain of our products; limitations on the operation of our facilities or ability to use our real property; and a decrease in the value of our real property. We could also be required to alter our manufacturing, operations, and product design, and incur substantial expenses to comply with environmental, health and safety regulations. Any failure to comply with these regulations could subject us to significant costs and liabilities that could adversely affect our business, financial condition, and results of operations.

Our failure to maintain appropriate environmental, social, and governance (“ESG”) practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.

Governments, customers, investors, and employees are enhancing their focus on ESG practices and disclosures, and expectations in this area are rapidly evolving and increasing. Failure to adequately maintain appropriate ESG practices that meet diverse stakeholder expectations may result in an inability to attract customers, the loss of business, diluted market valuation, and an inability to attract and retain top talent. Maintaining possibly unlawful ESG programs could expose us to litigation threat. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, resulting in inconsistent data, or could result in significant revisions to our sustainability commitments or our ability to achieve them. Any scrutiny of our carbon emissions or other sustainability disclosures or our failure to achieve related goals could adversely impact our reputation or performance. As governments impose greenhouse gas emission reporting requirements and other ESG-related laws, we are subject to at least some of these rules and concomitant regulatory risk exposure. ESG compliance and reporting could be costly, and we could be at a disadvantage compared to companies that do not have similar reporting requirements.

Commercial and Financial Related Risks

Our debt obligations and the restrictive covenants in certain of the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, could adversely affect our business, financial condition, results of operations, and cash flows, and could significantly reduce stockholder benefits from a change of control event.

Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less debt. We may enter into additional debt obligations at any time.

Our credit agreement, dated as of September 10, 2019, as amended, imposes financial covenants on us and our subsidiaries that require us to maintain a certain leverage ratio. The financial covenants place certain restrictions on our business that may affect our ability to execute our business strategy successfully or take other actions that we believe would be in the best interests of our Company. These include limitations or restrictions, among other things, on our ability and the ability of our subsidiaries to:

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

Any breach of the covenants or other event of default could cause a default on our credit agreement, which could result in the entire outstanding balance being immediately due and payable. Such breach or default may also constitute a default of our 2.50% convertible senior notes (“Convertible Notes”), which could also result in the entire outstanding balance being immediately due and payable. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If we are unable to repay, refinance, or restructure our indebtedness as required, or amend the covenants contained in these agreements, the lenders can exercise all rights and remedies available under our debt obligations or applicable laws or equity. There can be no assurance that we will have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.

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

The conditional conversion features of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event any of the conditional conversion features of the Convertible Notes are triggered, holders will be entitled to convert at any time during specified periods at their option. If one or more holders elect to convert, we would be required to settle any converted principal amount of such Convertible Notes through payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The counterparties are financial institutions, and we are subject to the risk that any or all of them might default. Our exposure is not secured by any collateral. If a counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor. Our exposure will depend on many factors but, generally, an increase in our exposure will correlate to an increase in the market price and in the volatility of our common stock. In addition, upon a default by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

Risks Relating to Ownership of Our Common Stock

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

Holders of our common stock are only entitled to receive dividends when and if they are declared by our Board of Directors. Our Credit Agreement (as defined in Note 18. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data”) restricts our ability to pay dividends on our capital stock under certain circumstances. Although we have declared cash dividends on our common stock since 2021, we are not required to do so, and we may reduce or eliminate our cash dividend in the future. This could adversely affect the market price of our common stock. For information on our Credit Agreement, see Note 18. Long-Term Debt and Note 7. Derivative Financial Instruments in Part II, Item 8 “Financial Statements and Supplementary Data.”

Our operating results are subject to fluctuations, and if we fail to meet the expectations of securities analysts or investors, our share price may decrease significantly.

Our annual and quarterly results may vary significantly depending on various factors, many of which are beyond our control. Because our operating expenses are based on anticipated revenue levels, our revenue cycle for development work is relatively long, and a high percentage of our expenses are fixed for the short term, a small variation in the timing of recognition of revenue can cause significant variations in operating results from period to period. If our earnings do not meet the expectations of securities analysts or investors, the price of our stock could decline.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.         CYBERSECURITY

Cybersecurity Risk Management and Assessment

Advanced Energy understands the importance of managing risks from cybersecurity threats and maintains a comprehensive cybersecurity program developed with reference to the National Institute of Standards and Technology (“NIST”) cybersecurity framework. Our cybersecurity program includes administrative, organizational, technical, and physical safeguards reasonably designed to protect the confidentiality, integrity, and availability of our data. We devote significant resources to network, operations, and product security, data encryption, business continuity/disaster recovery, vulnerability management, event monitoring and incident response, and other measures to protect our systems and data from unauthorized external access or internal misuse, including, but not limited to, the following:

●	Operational Security. Access to our systems is restricted to those who require access in accordance with the principle of least privilege. We also conduct background checks for our employees where permitted by local law, require signed confidentiality agreements and acceptable use agreements, and follow termination/access removal processes.
●	Employee Training. We provide all employees with annual training on information security, data protection, and relevant company policies so that they are empowered to identify cybersecurity risks and take action. To further enhance awareness and responsiveness to potential threats, we also conduct regular phishing simulations and email communications on cybersecurity trends awareness throughout the year.
●	Third Party Assessment. We engage independent third party consultants to review the effectiveness and maturity of our cybersecurity program.
●	Incident Response Plan. We maintain an incident response plan to respond to and mitigate the effects of an information security incident. The plan provides for the formation of a multi-functional incident response team led by the Chief Information Officer (“CIO”) and comprised of IT, legal, corporate communications, internal audit, and operational personnel.
●	Global Recovery. We have developed global cyber and disaster recovery processes for our information technology systems and critical information assets to preserve business continuity in the event of a cybersecurity incident.
●	Third Parties. We have an assessment and audit process for third party vendors. Prior to granting vendor access to our systems or data, we conduct pre-engagement diligence to ensure that each of our third party vendors involved in processing sensitive data have reasonable cybersecurity processes and procedures in place. We also have contractual provisions with key vendors for prompt notification of material cybersecurity incidents.

●	Insurance. We maintain cyber insurance coverage to mitigate the risk of losses from a cybersecurity incident.
●	Risk Monitoring. Management and our Board monitor cybersecurity and data protection developments, including new or forthcoming changes to the legislative and regulatory landscape as well as Advanced Energy’s cybersecurity processes, investments, and actions as described below.

Cybersecurity risk is a component of Advanced Energy’s broader risk management program and managed at the highest levels of the company, starting with Advanced Energy’s CIO, who meets with the Chief Executive Officer and other members of executive management regularly to discuss issues, assess risks, and coordinate company-wide cybersecurity initiatives. Our CIO leads a dedicated cybersecurity technical team that manages, monitors, and enforces compliance with the cybersecurity program.

Although we have experienced non-material information security incidents from time to time in the past, in the last three years, we have not experienced any material cybersecurity incidents, nor has any incident had a material impact on our operations or financial condition. For a discussion of how risks from cybersecurity threats are reasonably likely to affect us, including our business strategy, results of operations, or financial condition, please see “If our information security measures are breached or fail and a customer’s or our data is improperly obtained or unauthorized access to our information technology systems occurs, we may incur significant legal and financial exposure and liabilities.” under the heading Part I, Item 1A “Risk Factors”.

Cybersecurity Governance

Pursuant to its charter, the Audit and Finance Committee of our Board of Directors is principally responsible for oversight of managements’ actions to monitor and control cybersecurity risk exposure. The CIO routinely reports to the Audit and Finance Committee on enterprise cybersecurity matters, including, as appropriate, information security strategy, policies, and procedures, status of cybersecurity initiatives, results of third party assessments, emerging cybersecurity threats and risks, steps taken to mitigate such threats and risks, and cybersecurity developments and trends. The Audit and Finance Committee reports to the full Board and, if warranted, coordinates with the Board to address material risks. In addition, the full Board receives a cybersecurity briefing from the CIO annually.

As discussed above, our cybersecurity risk management and strategy are led by our CIO, who has extensive leadership experience with enterprise information technology in the manufacturing and telecom industries, where he has held various executive roles in which he developed and executed IT strategy, including cybersecurity programs, helped achieve and maintain Sarbanes-Oxley compliance, and brought companies into compliance with ISO 27001, among other things.

ITEM 2.            PROPERTIES

Information concerning our principal properties is set forth below:

Location	Principal Activity	Ownership
Denver, Colorado	Corporate headquarters, general and administrative	Leased
Fort Collins, Colorado	Research and development, distribution, sales, and service	Leased
Penang, Malaysia	Manufacturing and distribution	Leased
Rosario, Philippines	Manufacturing	Owned
Santa Rosa, Philippines	Manufacturing	Leased
Zhongshan, China	Manufacturing	Leased
Mexicali, Mexico	Manufacturing	Leased
Littlehampton, United Kingdom	Manufacturing, distribution, sales, service, and research and development	Leased
Lockport, New York	Manufacturing, distribution, service, and research and development	Leased
Singapore, Singapore	Global operations headquarters (sales, service, and research and development)	Leased
Quezon, Philippines	Engineering, research and development, administration, and support	Leased
Taipei, Taiwan	Sales, distribution, and service	Leased
Hong Kong, Hong Kong	Distribution and general and administrative	Leased

In addition to the above principal properties, we have several other facilities throughout North America, Europe, and Asia. We consider the properties that we own or lease as adequate to meet our current and future requirements. We regularly assess the size, capability, and location of our global infrastructure and periodically make adjustments based on these assessments.

ITEM 3.            LEGAL PROCEEDINGS

We are involved in disputes and legal actions arising in the normal course of our business. Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect on our financial condition, results of operations, or liquidity. For further information see Note 17. Commitments and Contingencies in Part II, Item 8 “Financial Statements and Supplementary Data.”

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is listed on the NASDAQ Global Select Market under the symbol “AEIS.” On January 31, 2024, the number of common stockholders of record was 236. This does not include stockholders whose shares are held in “street name” through brokers or other nominees.

In each of the four quarters in 2023, we paid quarterly cash dividends of $0.10 per share, totaling $15.2 million for the full year. We currently anticipate that a quarterly cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

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

During the past three years, our Board approved several increases to the stock repurchase program. Most recently, the Board approved a $40.0 million increase to the program specifically for a $40.1 million stock repurchase that occurred concurrently with the September 12, 2023 issuance of the Convertible Notes.

The following table summarizes stock repurchases during the year ended December 31, 2023:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

	(in thousands, except price per share data)
September	378	$105.74	378
Total	378	$105.74	378	$199,192

We did not repurchase any shares during the fourth quarter of 2023. The maximum dollar value of shares that may yet be purchased under share repurchase program does not have a time limit.

Performance Graph

The performance graph below shows the five-year cumulative total stockholder return on our common stock in comparison to certain other indices during the period from December 31, 2018 through December 31, 2023. The comparison assumes $100 invested on December 31, 2018 in Advanced Energy common stock and in each of the indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Advanced Energy Industries, Inc., the NASDAQ Composite Index,
the Dow Jones US Electrical Components & Equipment Index and the S&P 1000 Index
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Advanced Energy Industries, Inc.
NASDAQ Composite
Dow Jones US Electrical Components & Equipment
S&P 1000

	December 31,
	2018	2019	2020	2021	2022	2023
Advanced Energy Industries, Inc.	$100.00	$165.85	$225.88	$213.02	$201.60	$257.03
NASDAQ Composite	$100.00	$136.73	$198.33	$242.38	$163.58	$236.70
Dow Jones US Electrical Components & Equipment	$100.00	$123.68	$149.34	$187.20	$154.45	$197.36
S&P 1000	$100.00	$125.11	$141.32	$177.08	$152.22	$177.01

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

The following section discusses our results of operations for 2023 and 2022 and year-to-year comparisons between those periods.

Company Overview

Advanced Energy provides highly engineered, critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment. Many of our products enable customers to reduce or optimize their energy consumption through increased power conversion efficiency, power density, power coupling, and process control across a wide range of applications.

We are organized on a global, functional basis and operate as a single segment of power electronics conversion products. Within this segment, our products are sold into the Semiconductor Equipment, Industrial and Medical, Data Center Computing, and Telecom and Networking markets.

On April 25, 2022, we acquired 100% of the issued and outstanding shares of capital stock of SL Power, which is based in Calabasas, California. The results of operations of SL Power are included in our consolidated results from the acquisition date forward. This acquisition added complementary products to Advanced Energy’s medical power offerings and extends our presence in several advanced industrial markets. See Note 2. Acquisitions in Part II, Item 8 “Financial Statements and Supplementary Data.”

Business Environment and Trends

2023 Summary Results and Key Activities

For the year ended December 31, 2023, our revenue was $1,655.8 million, representing a decline of 10.3% as compared to 2022. The decline was attributable to lower revenue from our Semiconductor Equipment and Data Center Computing markets, both of which experienced a reduced demand environment starting in the fourth quarter 2022 and continued into 2023. These declines were partially offset by higher revenues in the Industrial and Medical and Telecom and Networking markets, as improved supply of critical components during 2023 enabled us to fulfill demand and reduce backlog for our products. For more details on the trends in our end markets, see “End Markets Summary and Trends” elsewhere in this Item 7.

In 2023, we reported higher operating expenses of $478.7 million, primarily attributable to $27.0 million of charges related to our restructuring initiatives which are focused on optimizing manufacturing, support operations and to a lesser extent a general workforce reduction to align to our revenue levels. These actions should largely be complete in 2024 and are expected to enable a more efficient and cost-effective operating structure.

Although we experienced a challenging demand environment related to our revenue, we achieved $212.9 million cash flow from continuing operating activities as we managed our working capital and core spending levels, resulting in a $25.4 million increase in cash flow from operating activities compared to 2022.

On September 12, 2023, we completed a private, unregistered offering of $575.0 million aggregate principal amount 2.50% convertible senior notes (“Convertible Notes”) and received net proceeds of approximately $561.1 million after the discount for the initial purchasers’ fees. We intend to use the net proceeds to fund future growth, which may include strategic acquisitions, opportunistically repay existing outstanding indebtedness, repurchase our common stock, or general corporate purposes. See Note 18. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data” and Liquidity and Capital Resources below.

Concurrent with the Convertible Notes issuance, we repurchased 0.4 million shares of common stock for $40.1 million and entered into hedge and warrant contracts with respect to our common stock (see Note 5. Stockholders’ Equity and Earnings Per Share and Note 18. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data”).

End Markets Summary and Trends

As further described below, the demand environment in each of our markets is impacted by macroeconomic conditions, various market trends, customer buying patterns, design wins, and other factors. Entering 2024, although we are experiencing a lower demand environment, we continue to believe that the long-term market growth drivers support our long-term strategy, research and development efforts, and capital investments. However, in the short-term it is unclear how the macroeconomic conditions, including higher interest rates impacting end customer’s capital investment and potential macroeconomic weakness, will affect our customer demand and revenue.

Semiconductor Equipment Market

Beginning in the fourth quarter of 2022, the Semiconductor Equipment market entered a downturn due to a combination of unfavorable macroeconomic conditions, overcapacity in the market for memory devices, prolonged weakness in demand for consumer electronics, general semiconductor inventory consumption resulting in falling manufacturing utilization, and new U.S. export restrictions to China for certain semiconductor equipment.

During 2023, these factors continued to impact our revenue, but we were able to partially offset the market weakness by growing revenues in areas such as high voltage and service. Entering 2024, we expect the factors driving the market downturn to continue in the near-term. As mentioned above, we believe the long-term growth drivers for demand in this market will resume, due to the need for more manufacturing capacity to support growing demand for semiconductor devices and the related capital equipment.

Industrial and Medical Market

We delivered record revenue in the Industrial and Medical market in 2023. The year started with strong demand driven by customer investments in production capacity. In addition, increased supply of critical components allowed us to fulfill the higher level of customer demand and drove the record quarterly revenues in both the first and second quarter of 2023.

However, in the second half of 2023 we began to see lower demand in this market largely driven by macroeconomic factors, including higher interest rates, which has adversely impacted end customer’s capital investment. Entering 2024, we expect weaker macroeconomics condition to continue to impact our revenue in the near-term.

Data Center Computing Market

As compared to revenue levels exiting 2022, in the first half of 2023, we saw reduced revenues in the Data Center Computing market due to slowing demand in the enterprise server and storage market as customers delayed investments. Increased demand for high end computing applications, such as artificial intelligence, from some of our customers led to increased revenue in the second half of 2023. These investments can have disparate cycles, and it is not clear how quickly our enterprise server and storage customers will return to their historical level of investments.

Telecom and Networking Market

During the period, substantially improved supply of critical components allowed us to largely fulfill outstanding demand from the prior year and drove strong revenue growth in the Telecom and Networking market as compared to

2022. However, leading companies in this market have reported end user weakness, and we expect and plan for a slower demand environment in 2024.

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

The following table summarizes our Consolidated Statements of Operations and as a percentage of revenue (in thousands):

	Year Ended December 31,
	2023		2022
Revenue	$1,655,810	100.0%	$1,845,422	100.0%
Gross profit	592,398	35.8	675,506	36.6
Operating expenses	478,704	28.9	442,411	24.0
Operating income from continuing operations	113,694	6.9	233,095	12.6
Interest income	27,092	1.6	4,147	0.2
Interest expense	(16,566)	(1.0)	(7,325)	(0.4)
Other income (expense), net	(1,759)	(0.1)	11,824	0.6
Income from continuing operations, before income tax	122,461	7.4	241,741	13.1
Income tax provision (benefit)	(8,288)	(0.5)	39,850	2.2
Income from continuing operations	$130,749	7.9%	$201,891	10.9%

Revenue

The following tables summarize net revenue and percentages of revenue by markets (in thousands):

	Year Ended December 31,				Change 2023 v. 2022
	2023		2022		Dollar	Percent
Semiconductor Equipment	$743,794	44.9%	$930,809	50.5%	$(187,015)	(20.1)%
Industrial and Medical	474,449	28.7	426,763	23.1	47,686	11.2
Data Center Computing	249,874	15.1	327,466	17.7	(77,592)	(23.7)
Telecom and Networking	187,693	11.3	160,384	8.7	27,309	17.0
Total	$1,655,810	100.0%	$1,845,422	100.0%	$(189,612)	(10.3)%

Total revenue decreased from the same period in the prior year due to market downturns in the Semiconductor Equipment and Data Center Computing markets, which were partially offset by revenue increases in the Industrial and Medical and the Telecom and Networking markets driven by improved supply of certain components.

Backlog

Backlog represents outstanding orders for products we expect to deliver within the next 12 months. As of December 31, 2023, our backlog was $406.8 million, which represents a decrease of $468.5 million or 53.5% compared to the $875.3 million balance as of December 31, 2022. Backlog levels have historically averaged less than one quarter of revenue. However, during the supply chain shortages backlog increased substantially due to long lead times.

Backlog at the end of 2023 returned to a normalized level and decreased from the end of 2022 primarily due to shorter lead times of our products, allowing some of our customers to substantially reduce placing orders for products that we have resumed stocking in customer-specific hubs or for targeted delivery beyond six months.

Backlog at any particular date is not necessarily indicative of actual revenue which may be generated for any succeeding period. In addition, there is uncertainty of the timing of when backlog can convert into revenue, and our customers can cancel, change, or delay product purchase commitments with little or no notice.

Revenue by Market

	Year Ended December 31,		Change 2023 v. 2022
	2023	2022	Dollar	Percent

	(in thousands)
Semiconductor Equipment	$743,794	$930,809	$(187,015)	(20.1)%

The decrease in Semiconductor Equipment revenue was primarily due to a cyclical downturn in the semiconductor industry and the U.S. export controls restricting shipments of equipment to Chinese semiconductor customers. The revenue decline was partially mitigated by strong service revenues and growth in certain applications, such as high voltage power supplies.

	Year Ended December 31,		Change 2023 v. 2022
	2023	2022	Dollar	Percent

	(in thousands)
Industrial and Medical	$474,449	$426,763	$47,686	11.2%

The increase in Industrial and Medical revenue was primarily due to improved materials availability, relatively stable demand for our portfolio of products in the first half of the year, and incremental revenues on new design wins.

	Year Ended December 31,		Change 2023 v. 2022
	2023	2022	Dollar	Percent

	(in thousands)
Data Center Computing	$249,874	$327,466	$(77,592)	(23.7)%

The decrease in Data Center Computing revenue was due to the cyclical downturn in the data center server and storage market, partially offset by increased demand for advanced computing applications by some customers.

	Year Ended December 31,		Change 2023 v. 2022
	2023	2022	Dollar	Percent

	(in thousands)
Telecom and Networking	$187,693	$160,384	$27,309	17.0%

The increase in Telecom and Networking revenue was due to substantially improved material availability, allowing us to largely fulfill outstanding demand from the prior year.

Gross Profit and Gross Margin

	Year Ended December 31,		Change 2023 v. 2022
	2023	2022	Dollar	Percent

	(in thousands)
Gross profit	$592,398	$675,506	$(83,108)	(12.3)%
Gross margin	35.8%	36.6%

The decrease in gross profit as a percentage of revenue was largely due to the decline in revenue, unfavorable product mix, and higher operating costs based on investments made in 2023, partially offset by lower premiums and related recoveries for securing critical parts.

Gross margin percentage declined year over year primarily due to unfavorable product mix. This decline was partially offset by lower premiums paid to brokers for scarce parts. Premium recoveries generate revenue but no gross profit. As a result, they are dilutive to our gross margin. Premium recoveries impacted gross margins by approximately 35 basis points in the current year, compared to approximately 140 basis points in the prior period.

Additionally, when including higher material costs not recovered, gross margin was impacted by approximately 70 basis points in the current year, compared to approximately 200 basis points in the prior period. We expect that the amount of higher material costs and related recoveries will abate as the supply chain normalizes and scarce parts become more available from original manufacturers.

Operating Expenses

The following table summarizes our operating expenses (in thousands) and as a percentage of revenue:

	Years Ended December 31,
	2023		2022
Research and development	$202,439	12.2%	$191,020	10.4%
Selling, general, and administrative	221,034	13.3	218,463	11.8
Amortization of intangible assets	28,254	1.7	26,114	1.4
Restructuring, asset impairments, and other charges	26,977	1.6	6,814	0.4
Total operating expenses	$478,704	28.9%	$442,411	24.0%

Research and Development

	Year Ended December 31,		Change 2023 v. 2022
	2023	2022	Dollar	Percent

	(in thousands)
Research and development	$202,439	$191,020	$11,419	6.0%

The increase in research and development was primarily driven by increased headcount and compensation costs of $9.0 million, which was partially due to the SL Power acquisition. In addition, during 2023, we incurred $2.2 million in higher program and material costs as we invested in new programs to maintain and increase our technological leadership and provide solutions to our customers’ evolving needs.

Selling, General and Administrative

	Year Ended December 31,		Change 2023 v. 2022
	2023	2022	Dollar	Percent

	(in thousands)
Selling, general, and administrative	$221,034	$218,463	$2,571	1.2%

The increase in selling, general, and administrative was primarily related to higher stock-based compensation cost and the addition of SL Power, partially offset by lower employee variable compensation expense.

Amortization of Intangible Assets

	Year Ended December 31,		Change 2023 v. 2022
	2023	2022	Dollar	Percent

	(in thousands)
Amortization of intangible assets	$28,254	$26,114	$2,140	8.2%

The increase in amortization was primarily driven by incremental amortization of acquired intangible assets from the SL Power acquisition. For additional information, see Note 2. Acquisitions and Note 11. Intangible Assets and Goodwill in Part II, Item 8 “Financial Statements and Supplementary Data.”

Restructuring, Asset Impairments and Other Charges

	Year Ended December 31,		Change 2023 v. 2022
	2023	2022	Dollar	Percent

	(in thousands)
Restructuring, asset impairments, and other charges	$26,977	$6,814	$20,163	295.9%

The increase is primarily driven by the initiation of 2023 Plan for which we incurred charges of $27.0 million in 2023. We have several restructuring plans in process, including the following:

2023 Plan

In 2023, we approved a plan intended to optimize and consolidate our manufacturing operations and functional support groups as well as a general reduction-in-force to align to our expenses to revenue levels (the “2023 Plan”). We expect additional charges of $1.0 million to $2.0 million to be incurred in future periods through the second quarter of 2025. We anticipate the 2023 Plan will be substantially completed by the end of 2024, with the final activities concluding by June 2025.

2022 Plan

This plan was approved to further improve our operating efficiencies and drive the realization of synergies from our business combinations by consolidating our operations, optimizing our factory footprint, including moving certain production into our higher volume factories, reducing redundancies, and lowering our cost structure. We anticipate the 2022 Plan will be substantially completed by the end of 2024.

For additional information, see Note 12. Restructuring, Asset Impairments, and Other Charges in Part II, Item 8 “Financial Statements and Supplementary Data.”

Interest Income, Interest Expense, and Other Income (Expense), net

	Year Ended December 31,		Change 2023 v. 2022
	2023	2022	Dollar	Percent

	(in thousands)
Interest income	$27,092	$4,147	$22,945	553.3%
Interest expense	$(16,566)	$(7,325)	$(9,241)	126.2%
Other income (expense), net	$(1,759)	$11,824	$(13,583)	(114.9)%

We experienced an increase in interest income on higher cash balances, due in part to proceeds from our issuance of Convertible Notes in the third quarter of 2023, ability to concentrate cash in investment accounts, and higher short term interest rates.

We experienced an increase in interest expense due to a higher interest rate on the portion of our Term Loan Facility subject to a variable interest rate and the issuance of our Convertible Notes. The interest rate swap contracts expire on September 10, 2024. After that date, the entire balance of our Term Loan Facility will be subject to a variable interest rate. In addition, should we have future borrowings under our Revolving Facility, those borrowings would be subject to a variable rate.

Other income (expense), net consists primarily of foreign exchange gains and losses, gains and losses on sales of fixed assets, and other miscellaneous items. The decrease in income between periods was primarily a result of lower unrealized foreign exchange gains and a gain in 2022 from the sale of intellectual property from a previous acquisition that did not recur in 2023.

See Note 18. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data” for information regarding our debt.

Income Tax Provision (Benefit)

The following table summarizes tax provision (benefit) (in thousands) and the effective tax rate for our income from continuing operations:

	Years Ended December 31,
	2023	2022
Income from continuing operations, before income tax	$122,461	$241,741
Income tax provision (benefit)	$(8,288)	$39,850
Effective tax rate	(6.8)%	16.5%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for 2023 and 2022, primarily due to a valuation allowance release for certain deferred tax assets in 2023 and the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations in 2022. The effective tax rate for 2023 was lower than the same periods in 2022 primarily due to a $25.6 million release of a deferred tax asset valuation allowance in 2023.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

The Organization for Economic Cooperation and Development is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Various countries have implemented the legislation as of January 1, 2024, and we are still evaluating the impact. As additional jurisdictions enact such legislation, our effective tax rate and cash tax payments could increase in future years.

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

The non-GAAP results presented below exclude the impact of non-cash related charges, such as stock-based compensation, amortization of intangible assets, and long-term unrealized foreign exchange gains and losses. In addition, we exclude discontinued operations and other non-recurring items such as acquisition-related costs, facility expansion and related costs, restructuring, asset impairments, and other charges, as they are not indicative of future performance. The tax effect of our non-GAAP adjustments represents the anticipated annual tax rate applied to each non-GAAP adjustment after consideration of their respective book and tax treatments. In addition, the tax effect also includes a discrete tax benefit associated with the release of a portion of our deferred tax asset valuation allowance.

Reconciliation of non-GAAP measure
Operating expenses and operating income from continuing	Years Ended December 31,
operations, excluding certain items (in thousands)	2023	2022
Gross profit from continuing operations, as reported	$592,398	$675,506
Adjustments to gross profit:
Stock-based compensation	2,059	1,478
Facility expansion, relocation costs and other	2,334	5,295
Acquisition-related costs	238	(299)
Non-GAAP gross profit	597,029	681,980
Non-GAAP gross margin	36.1%	37.0%

Operating expenses from continuing operations, as reported	478,704	442,411
Adjustments:
Amortization of intangible assets	(28,254)	(26,114)
Stock-based compensation	(28,942)	(18,371)
Acquisition-related costs	(4,026)	(8,637)
Facility expansion, relocation costs and other	(189)	—
Restructuring, asset impairments, and other charges	(26,977)	(6,814)
Non-GAAP operating expenses	390,316	382,475
Non-GAAP operating income	$206,713	$299,505
Non-GAAP operating margin	12.5%	16.2%

Reconciliation of non-GAAP measure
Income from continuing operations, excluding certain items	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022
Income from continuing operations, less non-controlling interest, net of income tax	$130,749	$201,875
Adjustments:
Amortization of intangible assets	28,254	26,114
Acquisition-related costs	4,264	8,338
Facility expansion, relocation costs, and other	2,523	5,295
Restructuring, asset impairments, and other charges	26,977	6,814
Unrealized foreign currency gain	(89)	(7,645)
Acquisition-related costs and other included in other income (expense), net	(1,516)	(8,417)
Tax effect of non-GAAP adjustments, including certain discrete tax benefits	(31,303)	(3,008)
Non-GAAP income, net of income tax, excluding stock-based compensation	159,859	229,366
Stock-based compensation, net of tax	24,181	15,444
Non-GAAP income, net of income tax	$184,040	$244,810
Non-GAAP diluted earnings per share	$4.88	$6.49

Reconciliation of non-GAAP measure	Year Ended December 31,
Per share earnings excluding certain items	2023	2022
Diluted earnings per share from continuing operations, as reported	$3.46	$5.35
Add back:
Per share impact of non-GAAP adjustments, net of tax	1.42	1.14
Non-GAAP earnings per share	$4.88	$6.49

Liquidity and Capital Resources

Liquidity

Adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity continue to be our available cash, investments, cash generated from operations, and available borrowing capacity under the Revolving Facility (defined in Note 18. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data”).

As of December 31, 2023, our cash and cash equivalents total $1,044.6 million, while our available funding under our Revolving Facility is $200.0 million. Additionally, we generated $212.9 million of cash flow from continuing operations in 2023. We believe our sources of liquidity will be adequate to meet anticipated debt service, share repurchase programs, and dividends. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures to reflect the current market conditions and our projected revenue and demand. Our capital expenditures are primarily directed towards manufacturing and operations and can materially influence our available cash for other initiatives.

In addition, we may, depending upon the number or size of additional acquisitions, seek additional debt or equity financing from time to time; however, such additional financing may not be available on acceptable terms, if at all.

Debt

On September 12, 2023, we completed a private, unregistered offering of $575.0 million Convertible Notes and received net proceeds of approximately $561.1 million after the discount for the initial purchasers’ fees. We intend to use the net proceeds to fund future growth, which may include strategic acquisitions, opportunistically repay existing outstanding indebtedness, repurchase our common stock, or general corporate purposes.

The following table summarizes our borrowings (in thousands, except for interest rates).

	December 31, 2023
	Balance	Interest Rate
Convertible Notes	$575,000	2.50%
Term Loan Facility at fixed interest rate due to interest rate swap	220,719	1.17%
Term Loan Facility at variable interest rate	134,281	6.21%
Total borrowings	$930,000

The interest rate swap contracts expire on September 10, 2024. After that date, the entire balance of our Term Loan Facility will be subject to a variable interest rate. In addition, should we have future borrowings under our Revolving Facility, those borrowings would be subject to a variable rate.

As of December 31, 2023, we had $200.0 million in available funding under the Revolving Facility. The Term Loan Facility requires quarterly repayments of $5.0 million plus accrued interest, with the remaining balance due in September 2026.

In addition to the available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $115.0 million. Any requested increase is subject to lender approval.

For more information see Note 18 Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data.” For more information on the interest rate swap that fixes the interest rate for a portion of our Term Loan Facility, see Note 7. Derivative Financial Instruments in Part II, Item 8 “Financial Statements and Supplementary Data.”

Dividends

During 2023, we paid quarterly cash dividends of $0.10 per share, totaling $15.2 million for the full year. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchases

To repurchase shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Amount paid or accrued to repurchase shares	$40,132	$26,635	$78,125
Number of shares repurchased	378	356	901
Average repurchase price per share	$105.74	$74.90	$86.76

The above table reflects a $40.1 million repurchase of our common stock that was concurrent with the Convertible Notes issuance. See Note 18. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data.” At December 31, 2023, the remaining amount authorized by the Board for future share repurchases was $199.2 million with no time limitation.

Cash Flows

A summary of our cash from operating, investing, and financing activities was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Net cash from operating activities from continuing operations	$212,925	$183,731
Net cash from operating activities from discontinued operations	(3,988)	(144)
Net cash from operating activities	208,937	183,587
Net cash from investing activities	(64,751)	(208,272)
Net cash from financing activities	445,684	(61,865)
Effect of currency translation on cash and cash equivalents	(4,132)	996
Net change in cash and cash equivalents	585,738	(85,554)
Cash and cash equivalents, beginning of period	458,818	544,372
Cash and cash equivalents, end of period	$1,044,556	$458,818

Net Cash From Operating Activities

Net cash from operating activities from continuing operations was $212.9 million, an increase of $29.2 million, compared to $183.7 million in the prior year. The increase is primarily due to a favorable decrease in accounts receivable and inventory. This was partially offset by a decrease in net income driven primarily by slowing market demand.

Net Cash From Investing Activities

Net cash used in investing activities in 2023 was $64.8 million, driven by the following:

●	$61.0 million in purchases of property and equipment as we invested in our manufacturing footprint and capacity; and
●	$3.7 million in purchase of long-term investments.

Net cash used in investing activities in 2022 was $208.3 million, driven by the following:

●	$149.4 million paid for business combinations; and
●	$58.9 million in purchases of property and equipment as we invested in our manufacturing footprint and capacity.

Net Cash From Financing Activities

Net cash provided by financing activities in 2023 was $445.7 million, driven by the following:

●	$561.1 million net proceeds from issuance of long-term debt;
●	$74.9 million proceeds from sale of warrants;
●	$115.0 million payment for purchase of note hedges;
●	$40.0 million related to repurchases of our common stock;
●	$20.0 million for repayments on long-term borrowing; and
●	$15.2 million for dividend payments.

The net cash used in financing activities in 2022 was $61.9 million, driven by the following:

●	$26.6 million related to repurchases of our common stock;
●	$20.0 million for repayment of long-term debt; and
●	$15.2 million for dividend payments.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported. Note 1. Summary of Operations and Significant Accounting Policies and Estimates in Part II, Item 8 “Financial Statements and Supplementary Data” describes the significant accounting policies used in the preparation of our consolidated financial statements. The accounting positions described below are significantly affected by critical accounting estimates. Such accounting positions require significant judgments, assumptions, and estimates to be used in the preparation of the consolidated financial statements. Actual results could differ materially from the amounts reported based on variability in factors affecting these statements.

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

Income Taxes

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

We assess the recoverability of our net deferred tax assets and the need for a valuation allowance on a quarterly basis. Our assessment includes several factors, including historical results and taxable income projections for each jurisdiction. The ultimate realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, we determine if we will more likely than not realize the benefits of these deductible differences.

Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.

For more details see Note 4. Income Taxes in Part II, Item 8 “Financial Statements and Supplementary Data.”

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements pursuant to Regulation S-K.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations relating to income taxes, lease obligations, pension liabilities, and debt is provided in Note 4. Income Taxes, Note 14. Leases, Note 15. Employee Retirement Plans and Postretirement Benefits, and Note 18. Long-Term Debt, respectively, in Part II, Item 8 “Financial Statements and Supplementary Data.”

Recent Accounting Pronouncements

From time to time, updates to the Accounting Standards Codification are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

To understand the impact of recently issued guidance from the Financial Accounting Standards Board (“FASB”) or other standards setting bodies, whether adopted or to be adopted, please review the information provided in Note 1. Summary of Operations and Significant Accounting Policies and Estimates in Part II, Item 8 “Financial Statements and Supplementary Data.”

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

In the normal course of business, we have exposures to interest rate risk from our investments and Credit Facility. We also have exposure to foreign exchange rate risk related to our foreign operations and foreign currency transactions.

Foreign Currency Exchange Rate Risk

We are impacted by changes in foreign currency exchange rates through revenue and purchasing transactions when we sell products and purchase materials in currencies different from the currency in which product and manufacturing costs were incurred. Our reported financial results of operations, including the reported value of our assets and liabilities, are also impacted by changes in foreign currency exchange rates. Assets and liabilities of substantially all our subsidiaries outside the U.S. are translated at period end rates of exchange for each reporting period. Operating results and cash flow statements are translated at average rates of exchange during each reporting period. Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, and overall value of our net assets.

The functional currencies of our worldwide facilities primarily include the United States Dollar, Euro, South Korean Won, New Taiwan Dollar, Japanese Yen, Pound Sterling, and Chinese Yuan. We are subject to risks associated with revenue and purchasing activities and costs to operate that are denominated in currencies other than our functional currencies such as the Singapore Dollar, Malaysian Ringgit, Mexican Peso and Philippine Peso. The impact of a change in one or more of these particular exchange rates would be immaterial.

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

Interest Rate Risk

Our interest rate risk exposure relates primarily on our variable rate Term Loan Facility. As of December 31, 2023 we have interest rate swap agreements in effect that fix the interest rate for $220.7 million at 1.17% of our Term Loan Facility, while $134.3 million of the Term Loan Facility remains floating at 6.21%.

The Term Loan Facility and Revolving Credit Facility bear interest, at our option, at a rate based on the Base Rate or SOFR, as defined in the Credit Agreement, plus an applicable margin. The interest rate swap contracts expire on September 10, 2024. After that date, the entire balance of our Term Loan Facility will be subject to a variable interest rate. In addition, should we have future borrowings under our Revolving Facility, those borrowings would be subject to a variable rate.

For more information see Note 18. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data.” For more information on the interest rate swap that fixes the interest rate for a portion of our Term Loan Facility, see Note 7. Derivative Financial Instruments in Part II, Item 8 “Financial Statements and Supplementary Data.”

As of December 31, 2023 with respect to the borrowed portion of our Credit Facility that is subject to a variable interest rate, a hypothetical increase of 100 basis points (1%) in interest rates would have an insignificant impact on our interest expense. A change in interest rates does not have a material impact upon our future earnings and cash flow for fixed rate debt. However, increases in interest rates could impact our ability to refinance existing maturities and acquire additional debt on favorable terms.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advanced Energy Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory valuation
Description of the Matter

As more fully described in Notes 1 and 9 to the consolidated financial statements, the Company has inventories with a carrying value of $336.1 million as of December 31, 2023. The Company adjusts its inventory carrying value for estimated excess or obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based on projected customer demand, which is determined by considering historical usage, customer orders and forecast, and qualitative considerations such as market and economic conditions.

Auditing management’s inventory valuation was complex and involved a high degree of judgment because a critical factor in determining excess and obsolete inventory requires management to determine projected customer demand, which could be impacted by future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the Company’s process for evaluating inventory valuation inclusive of controls related to the development of and management’s review of the underlying data, including historical usage and the estimation of projected customer demand.

We evaluated certain inventories for excess or obsolescence by testing key inputs, including historical usage and projected customer demand, and by testing the completeness and accuracy of the underlying data supporting management’s inventory valuation assessment. Specifically, we compared the Company’s projected customer demand to historical sales and inventory usage. We assessed historical trends of management’s estimates and performed analyses to evaluate management’s excess and obsolete inventory estimates and underlying assumptions. We also performed a retrospective review of the prior year valuation assumptions, including inventory write-off history.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Denver, Colorado

February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advanced Energy Industries, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Advanced Energy Industries, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Advanced Energy Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 20, 2024

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,044,556	$458,818
Accounts receivable, net	282,430	300,683
Inventories	336,137	376,012
Other current assets	48,771	53,001
Total current assets	1,711,894	1,188,514
Property and equipment, net	167,665	148,462
Operating lease right-of-use assets	95,432	100,177
Other assets	136,448	84,056
Intangible assets, net	161,478	189,526
Goodwill	283,840	281,433
TOTAL ASSETS	$2,556,757	$1,992,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,850	$170,467
Accrued payroll and employee benefits	73,595	82,733
Other accrued expenses	66,662	76,750
Customer deposits and other	15,997	26,322
Current portion of long-term debt	20,000	20,000
Current portion of operating lease liabilities	17,744	16,771
Total current liabilities	335,848	393,043
Long-term debt, net	895,679	353,262
Operating lease liabilities	89,330	94,460
Pension benefits	49,135	44,031
Other long-term liabilities	42,583	41,105
Total liabilities	1,412,575	925,901

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 37,318 and 37,429 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	148,300	134,640
Accumulated other comprehensive income	6,114	16,320
Retained earnings	989,731	915,270
Total stockholders' equity	1,144,182	1,066,267
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,556,757	$1,992,168

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue, net	$1,655,810	$1,845,422	$1,455,954
Cost of revenue	1,063,412	1,169,916	923,632
Gross profit	592,398	675,506	532,322

Operating expenses:
Research and development	202,439	191,020	161,831
Selling, general, and administrative	221,034	218,463	191,998
Amortization of intangible assets	28,254	26,114	22,060
Restructuring, asset impairments, and other charges	26,977	6,814	4,752
Total operating expenses	478,704	442,411	380,641
Operating income	113,694	233,095	151,681

Interest income	27,092	4,147	454
Interest expense	(16,566)	(7,325)	(3,576)
Other income (expense), net	(1,759)	11,824	152
Income from continuing operations, before income tax	122,461	241,741	148,711
Income tax provision (benefit)	(8,288)	39,850	14,004
Income from continuing operations	130,749	201,891	134,707
Income (loss) from discontinued operations, net of income tax	(2,465)	(2,215)	73
Net income	$128,284	$199,676	$134,780
Income from continuing operations attributable to noncontrolling interest	-	16	44
Net income attributable to Advanced Energy Industries, Inc.	$128,284	$199,660	$134,736

Basic weighted-average common shares outstanding	37,480	37,463	38,143
Diluted weighted-average common shares outstanding	37,750	37,721	38,355

Earnings per share:
Continuing operations:
Basic earnings per share	$3.49	$5.39	$3.53
Diluted earnings per share	$3.46	$5.35	$3.51
Discontinued operations:
Basic loss per share	$(0.07)	$(0.06)	$—
Diluted loss per share	$(0.07)	$(0.06)	$—
Net income:
Basic earnings per share	$3.42	$5.33	$3.53
Diluted earnings per share	$3.40	$5.29	$3.51

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$128,284	$199,676	$134,780
Other comprehensive income (loss), net of income tax
Foreign currency translation	2,027	(10,543)	(12,262)
Change in fair value of cash flow hedges	(6,374)	9,741	4,246
Minimum pension benefit retirement liability	(5,859)	18,338	9,405
Comprehensive income	118,078	217,212	136,169
Comprehensive income attributable to noncontrolling interest	—	16	44
Comprehensive income attributable to Advanced Energy Industries, Inc.	$118,078	$217,196	$136,125

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Advanced Energy Industries, Inc. Stockholders' Equity

	Common Stock
				Accumulated
			Additional	Other		Non-	Total
			Paid-in	Comprehensive	Retained	controlling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Equity
Balances, December 31, 2020	38,293	$38	$105,009	$(2,605)	$712,297	$601	$815,340
Stock issued from equity plans, net	197	—	(1,931)	—	—	—	(1,931)
Stock-based compensation	—	—	15,428	—	—	—	15,428
Share repurchases	(901)	—	(2,800)	—	(75,325)	—	(78,125)
Dividends declared ($0.10 per share)	—	—	—		(15,385)		(15,385)
Other comprehensive income	—	—	—	1,389	—	—	1,389
Net income	—	—	—	—	134,736	44	134,780
Balances, December 31, 2021	37,589	38	115,706	(1,216)	756,323	645	871,496
Stock issued from equity plans, net	196	—	(26)	—	—	—	(26)
Stock-based compensation	—	—	19,624	—	—	—	19,624
Share repurchases	(356)	(1)	(1,125)	—	(25,509)	—	(26,635)
Dividends declared ($0.10 per share)	—	—	—	—	(15,204)	—	(15,204)
Other comprehensive income	—	—	—	17,536	—	—	17,536
Acquisition of non-controlling interest	—	—	461	—	—	(661)	(200)
Net income	—	—	—	—	199,660	16	199,676
Balances, December 31, 2022	37,429	37	134,640	16,320	915,270	—	1,066,267
Stock issued from equity plans, net	267	1	(80)	—	—	—	(79)
Stock-based compensation	—	—	29,314	—	—	—	29,314
Share repurchases	(378)	(1)	(1,530)	—	(38,601)	—	(40,132)
Dividends declared ($0.10 per share)	—	—	—	—	(15,222)	—	(15,222)
Other comprehensive income	—	—	—	(10,206)	—	—	(10,206)
Warrants and note hedges, net	—	—	(40,135)	—	—	—	(40,135)
Tax impact of convertible notes and note hedges	—	—	26,091	—	—	—	26,091
Net income	—	—	—	—	128,284	—	128,284
Balances, December 31, 2023	37,318	$37	$148,300	$6,114	$989,731	$—	$1,144,182

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128,284	$199,676	$134,780
Less: income (loss) from discontinued operations, net of income tax	(2,465)	(2,215)	73
Income from continuing operations, net of income tax	130,749	201,891	134,707
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	66,533	60,296	52,893
Stock-based compensation	31,001	19,849	15,739
Deferred income tax provision (benefit)	(33,940)	(5,736)	1,326
(Gain) loss from discount on notes receivable	—	—	(638)
Loss (gain) on disposal and sale of assets	439	(3,962)	1,496
Changes in operating assets and liabilities, net of assets acquired
Accounts receivable, net	23,282	(59,630)	5,271
Inventories	39,300	(32,244)	(115,737)
Other assets	5,015	(19,673)	(2,910)
Accounts payable	(26,080)	(28,703)	67,111
Other liabilities and accrued expenses	(23,374)	51,643	(18,344)
Net cash from operating activities from continuing operations	212,925	183,731	140,914
Net cash from operating activities from discontinued operations	(3,988)	(144)	(669)
Net cash from operating activities	208,937	183,587	140,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term investments	(3,746)	—	—
Proceeds from the sale of assets	—	—	3,050
Purchases of property and equipment	(61,005)	(58,885)	(28,817)
Acquisitions, net of cash acquired	—	(149,387)	(21,535)
Net cash from investing activities	(64,751)	(208,272)	(47,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	575,000	—	85,000
Payment of fees for long-term borrowings	(13,880)	—	(1,350)
Payments on long-term borrowings	(20,000)	(20,000)	(13,750)
Dividend payments	(15,222)	(15,204)	(15,385)
Payment for purchase of note hedges	(115,000)	—	—
Proceeds from sale of warrants	74,865	—	—
Purchase and retirement of common stock	(40,000)	(26,635)	(78,125)
Net payments related to stock-based awards	(79)	(26)	(1,762)
Net cash from financing activities	445,684	(61,865)	(25,372)

EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(4,132)	996	(3,567)

NET CHANGE IN CASH AND CASH EQUIVALENTS	585,738	(85,554)	64,004
CASH AND CASH EQUIVALENTS, beginning of period	458,818	544,372	480,368
CASH AND CASH EQUIVALENTS, end of period	$1,044,556	$458,818	$544,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14,429	$6,608	$4,040
Cash paid for income taxes	$47,937	$17,546	$32,543

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1.           SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Advanced Energy Industries, Inc., a Delaware corporation, and its consolidated subsidiaries (“we,” “us,” “our,” “Advanced Energy,” or the “Company”) provides highly engineered, critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell and support precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment. Many of our products enable customers to reduce or optimize their energy consumption through increased power conversion efficiency, power density, power coupling, and process control across a wide range of applications.

In December 2015, we completed the wind down of engineering, manufacturing, and sales of our solar inverter product line. We have continuing involvement with regard to certain warranty obligations. Accordingly, the results of our inverter business are reflected as income (loss) from discontinued operations, net of income taxes on our Consolidated Statements of Operations.

Principles of Consolidation

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

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The significant estimates, assumptions, and judgments include, but are not limited to:

●	excess and obsolete inventory;
●	income taxes and other provisions; and
●	acquisitions and asset valuations

Segment Information

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

For derivatives designated as cash flow hedges, changes in fair value are recorded to accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and are reclassified into earnings when the underlying forecasted transaction is settled. We reassess the probability of the underlying forecasted transactions occurring on a quarterly basis.

Fair Value

We value certain financial assets and liabilities using fair value measurements.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

We have various assets and liabilities measured at fair value on a recurring basis, including:

Category of Asset or Liability	Fair Value Hierarchy	Methodology
Certificates of deposit	Level 2	Observable market data for similar assets
Foreign currency forward contracts	Level 2	Forecasted movement in the forward rates of foreign currency for the applicable duration in which the hedging instrument is denominated
Interest rate swaps	Level 2	Estimated net present value of the expected cash flows based on market rates and the associated yield curves, adjusted for non-performance credit risk, as applicable
Pension benefit obligations	Level 2	Actuarial analysis, which includes various estimates and assumptions including, but not limited to, discount rates, expected return on plan assets, and future inflation rates

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value as recorded due to the short-term nature of these instruments.

Our non-financial assets, which primarily consist of property and equipment, operating lease right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value. See Note 11. Intangible Assets and Goodwill for further discussion and presentation of these amounts.

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

We classify investments with stated maturities of greater than three months at time of purchase in other current assets on the Consolidated Balance Sheets.

Concentrations of Credit Risk

Financial instruments with potential credit risk include cash and cash equivalents and trade accounts receivable. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of high quality and sound financial condition. Our investments are in low-risk instruments, and we limit our credit exposure in any one institution or type of investment instrument based upon criteria, including creditworthiness.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Allowance for Credit Losses

We evaluate collection risk and establish expected credit loss primarily through a combination of the following: continuous monitoring of customer credit, analysis of historical aging and credit loss experience, current economic conditions, and customer specific information.

Our standard payment terms are net 30 days. Certain large volume customers have longer payment terms. Generally, we do not require collateral from customers.

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

Property and Equipment

Property and equipment are stated at cost or estimated fair value if acquired in a business combination. We compute depreciation over the estimated useful lives using the straight-line method. Additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. We evaluate the useful life and test for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group containing the property and equipment may not be recoverable.

When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gains or losses are included in other income (expense), net, in our Consolidated Statements of Operations.

Internal-Use Software Development Costs

We capitalize qualifying costs associated with software applications developed for internal use. We begin capitalization after meeting two criteria: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. We cease capitalization when the software is substantially complete and ready for its intended use, including the completion of all significant testing.

Costs related to preliminary project activities, post-implementation operating activities, maintenance, and minor upgrades are expensed as incurred.

We classify capitalized software development costs within property and equipment, net and other assets on the Consolidated Balance Sheets. These costs are amortized on a straight-line basis over the software’s estimated useful life. Amortization is included in both cost of revenue and operating expenses. We evaluate the useful life and test for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

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

We evaluate the useful life and test for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group containing the right-of-use assets may not be recoverable.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We evaluate goodwill for impairment as a single reporting unit annually during the fourth quarter or when events or changes in circumstances indicate the carrying value may not be recoverable.

Our goodwill impairment evaluation consists of a qualitative assessment. If this assessment indicates it is more likely than not that the Company’s estimated fair value exceeds the carrying value of our net assets, we do not consider goodwill to be impaired. Otherwise, we perform a quantitative assessment by comparing the Company’s fair value to the carrying value of our net assets, including goodwill. If the carrying value of our net assets exceeds the fair value, we consider goodwill to be impaired.

Based on the facts and circumstances, we determine the fair value based on an income, market, or cost approach. Each method is subjective in nature and involves the use of significant estimates and assumptions, which can include projected financial results, discount rates, long-term growth rates, and industry trends.

Our intangible assets consist of customer relationships, developed technology, trademarks, patents, and intellectual property, which are stated at cost less accumulated amortization. Intangible assets, which are considered long-lived assets, are amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset group containing these assets may not be recoverable.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Debt Issuance Costs

We capitalize costs associated with issuing debt. Depending on the nature of the agreement, we record these costs on the Consolidated Balance Sheets either in other assets or as a direct deduction from the carrying amount of the debt. We amortize the costs over the term of the agreement using the effective interest method. Amortization expense is reflected within interest expense on the Consolidated Statements of Operations. See Note 18. Long-Term Debt for additional details.

Revenue Recognition

Net revenue consists of products and support services.

We recognize substantially all revenue at a point in time when we satisfy our performance obligations. Typically, this occurs on shipment of goods because, at that point, we transfer control to our customer. The transaction price is based upon the standalone selling price. In most transactions, we have no obligations to our customers after the date products are shipped, other than pursuant to warranty obligations. We recognize revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Surcharges, cost recoveries, and shipping and handling fees billed to customers, if any, are recognized as revenue. The related cost for shipping and handling fees is recognized in cost of revenue.

Support services include warranty and non-warranty repair services, upgrades, and refurbishments on the products we sell. Repairs covered under our standard warranty do not generate revenue. We recognize substantially all non-warranty revenue upon completion of the service because that is the point in time when we satisfy our performance obligation.

As part of our ongoing service business, we satisfy our service obligations under preventative maintenance contracts and extended warranties. Up-front fees received for extended warranties or maintenance plans are deferred and recorded in customer deposits and other on the Consolidated Balance Sheets. Revenue under these arrangements is recognized ratably over the underlying terms, as we do not have historical information that would allow us to project the estimated service usage pattern at this time.

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

Research and Development Expenses

Costs incurred to advance, test, or otherwise modify our technology or develop new technologies are considered research and development costs and are expensed when incurred. These costs are primarily comprised of costs associated with the operation of our laboratories and research facilities, including internal labor, materials, and overhead.

Stock-Based Compensation

Accounting for stock-based compensation requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair value at the grant date. We utilize the Black-Scholes Merton option pricing model to estimate the fair value of stock options. This model requires various estimates and assumptions.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

We estimate the fair value of restricted stock units (“RSUs”) on the grant date. For RSUs that contain a time-based and/or performance-based vesting condition, we estimate fair value using the closing share price on the grant date.

We record stock-based compensation expense for awards with time-based vesting conditions on a straight-line basis over the requisite service period. For awards with a performance-based vesting condition, we record stock-based compensation expense (based on our assessment of the probability of meeting the performance conditions) over the estimated period to achieve the performance conditions. If the awards are forfeited, we reverse the stock-based compensation expense.

Certain RSUs vest based on a market condition. Our stock-based compensation expense is based on an estimate of the fair value and probability of achievement for each tranche of these awards using a Monte Carlo simulation. For these RSUs, we recognize stock-based compensation expense over each tranche’s estimated achievement period even if some or all of the shares never vest.

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

We assess the recoverability of our net deferred tax assets and the need for a valuation allowance on a quarterly basis. Our assessment includes several factors, including historical results and taxable income projections for each jurisdiction. The ultimate realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, we determine if we will more likely than not realize the benefits of these deductible differences.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Commitments and Contingencies

We are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations. An unfavorable decision in intellectual property litigation also could require material changes in production processes and products or result in our inability to ship products or components found to have violated third party intellectual property rights. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred, and the amount of such loss can be reasonably estimated. We are not currently a party to any legal action that we believe would reasonably have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

New Accounting Standards Issued But Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 expand disclosure requirements to require additional information about significant segment expenses. In addition, the ASU enhances interim disclosures, clarifies

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

circumstances in which an entity can disclose multiple segment measures of profit or loss, and provides new disclosures requirements for entities with a single reportable segment. This guidance will be effective for us on January 1, 2024. We do not expect the above guidance to materially impact our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures.” The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional disclosure on income taxes paid. This guidance will be effective for us on January 1, 2025. We do not expect the above guidance to materially impact our consolidated financial statements.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

To estimate the fair value of intangible assets, we used a multi-period excess earnings approach for the customer relationships and a relief from royalty approach for developed technology. Goodwill represents SL Power’s assembled workforce and the expected operating synergies from combining operations. Virtually all of the goodwill is deductible for tax purposes.

We included SL Power’s results of operations in our consolidated financial statements from the date of acquisition. During the years ended December 31, 2023 and 2022, SL Power contributed $54.9 million and $50.3 million, respectively, to our net revenue.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 3.           REVENUE

Disaggregation of Revenue

The following tables present additional information regarding our revenue:

Revenue by Market

	Years Ended December 31,
	2023	2022	2021
Semiconductor Equipment	$743,794	$930,809	$710,174
Industrial and Medical	474,449	426,763	341,176
Data Center Computing	249,874	327,466	270,924
Telecom and Networking	187,693	160,384	133,680
Total	$1,655,810	$1,845,422	$1,455,954

Revenue by Region

	Years Ended December 31,
	2023		2022		2021
North America	$724,481	43.8%	$857,490	46.5%	$665,479	45.7%
Asia	713,571	43.1	754,997	40.9	597,830	41.1
Europe	212,368	12.8	219,119	11.9	179,056	12.3
Other	5,390	0.3	13,816	0.7	13,589	0.9
Total	$1,655,810	100.0%	$1,845,422	100.0%	$1,455,954	100.0%

Revenue by Significant Countries

	Years Ended December 31,
	2023		2022		2021
United States	$598,359	36.2%	$723,564	39.2%	$561,312	38.5%
China	165,940	10.0	180,355	9.8	188,708	13.0
All others	891,511	53.8	941,503	51.0	705,934	48.5
Total	$1,655,810	100.0%	$1,845,422	100.0%	$1,455,954	100.0%

We attribute revenue to individual countries and regions based on the customer’s ship to location. Apart from the United States and China, no revenue attributable to any individual country exceeded 10% of our total consolidated revenues during the periods presented.

Revenue by Category

	Years Ended December 31,
	2023	2022	2021
Product	$1,484,007	$1,686,053	$1,318,213
Services and other	171,803	159,369	137,741
Total	$1,655,810	$1,845,422	$1,455,954

Other revenue includes certain spare parts and products sold by our service group.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Significant Customers

During the year ended December 31, 2023, Applied Materials, Inc. accounted for 22% of our total revenue. During the years ended December 31, 2022 and 2021, Applied Materials Inc. and Lam Research Corporation accounted for 20% and 14%, respectively, and 20% and 10%, respectively, of our total revenue.

As of December 31, 2023 and 2022, the account receivable balance from Applied Materials, Inc. accounted for 26% and 18%, respectively, of our total accounts receivable. No other customer’s account receivable exceeded 10% of our total accounts receivable in the periods presented.

NOTE 4.           INCOME TAXES

The geographic distribution of pretax income from continuing operations was as follows:

	Years Ended December 31,
	2023	2022	2021
Domestic	$(17,458)	$5,969	$24,541
Foreign	139,919	235,772	124,170
Income from continuing operations, before income taxes	$122,461	$241,741	$148,711

The income tax provision (benefit) from continuing operations is summarized as follows:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$13,402	$23,370	$(2,468)
State	589	1,949	929
Foreign	11,661	20,267	14,217
Total current provision	25,652	45,586	12,678

Deferred:
Federal	(5,455)	(6,742)	762
State	(955)	(1,030)	(200)
Foreign	(27,530)	2,036	764
Total deferred provision (benefit)	(33,940)	(5,736)	1,326
Total income tax provision (benefit)	$(8,288)	$39,850	$14,004
Effective tax rate	(6.8)%	16.5%	9.4%

Our effective tax rate decreased in 2023 compared to 2022, primarily driven by a change in valuation allowance assessment in 2023.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The principal causes of the difference between the federal statutory rate and the effective income tax rate for each of the years below are as follows:

	Years Ended December 31,
	2023	2022	2021
Income taxes per federal statutory rate	$25,850	$50,766	$31,229
State income taxes, net of federal deduction	(490)	510	534
U.S. tax on foreign operations	20,451	28,726	5,786
Foreign derived intangible income deduction	(2,868)	(6,259)	(3,927)
Tax effect of foreign operations	(27,959)	(28,432)	(11,520)
Uncertain tax positions	1,291	1,080	(6,899)
Audit settlements	—	34	7,764
Change in valuation allowance assessment	(25,636)	—	—
Tax credits	(7,289)	(5,857)	(6,149)
Change in valuation allowance	12,927	268	(73)
Executive compensation limitation	1,955	641	1,926
Other permanent items, net	(6,520)	(1,627)	(4,667)
Total income tax provision (benefit)	$(8,288)	$39,850	$14,004

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Net operating loss and tax credit carryforwards	$73,954	$47,733
Interest expense limitation	7,282	7,282
Pension obligation	9,960	7,301
Bond hedge original issue discount	24,755	—
Employee bonuses and commissions	6,654	9,276
Depreciation and amortization	24,787	25,879
Operating lease liabilities	12,054	10,136
Other	28,099	17,102
Total deferred tax assets	187,545	124,709
Less: valuation allowance	(37,999)	(36,046)
Deferred tax assets, net of valuation allowance	149,546	88,663

Deferred tax liabilities
Depreciation and amortization	32,110	35,678
Unremitted earnings	3,277	4,115
Operating lease right-of-use assets	9,520	8,392
Other	4,107	1,801
Total deferred tax liabilities	49,014	49,986
Net deferred tax assets	$100,532	$38,677

Of the $100.5 million and $38.7 million net deferred tax asset on December 31, 2023 and 2022, respectively, $107.9 million and $48.1 million, respectively, are included as a net non-current deferred tax asset within other assets on

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

the Consolidated Balance Sheets. $7.4 million and $9.4 million, respectively, are included as a net non-current deferred tax liability within other long-term liabilities on the Consolidated Balance Sheets.

During the fourth quarter of 2023, we executed a tax planning strategy to facilitate the future utilization of deferred tax assets against which a valuation allowance had been previously recorded. We simultaneously evaluated the need for a valuation allowance and determined that the tax planning strategy resulted in sufficient positive evidence to more likely than not realize the deferred tax assets. As a result, we recorded at $25.6 million tax benefit from the release of the related valuation allowance.

As of December 31, 2023, we have recorded a total valuation allowance on $2.5 million of our U.S. domestic deferred tax assets, largely attributable to state carryforward attributes that are expected to expire before sufficient income can be realized in those jurisdictions. The remaining valuation allowance on deferred tax assets approximates $35.5 million and is associated primarily with operations in Germany, Hong Kong, and Switzerland. As of December 31, 2023, there is not sufficient positive evidence to conclude that such deferred tax assets, presently reduced by a valuation allowance, will more likely than not be recognized. The December 31, 2023 valuation allowance balance reflects a decrease of $1.9 million during the year. The change in the valuation allowance is primarily due to the release of valuation allowance in Germany, offset by increased losses in Hong Kong subject to a valuation allowance and increases from foreign exchange movements and current year’s activity.

As of December 31, 2023, we had U.S., foreign and state tax loss carryforwards of $36.7 million, $287.1 million, and $103.9 million, respectively. Additionally, we had $1.8 million and $30.5 million of capital loss and interest expense limitation carryforwards, respectively. Finally, we had U.S. and state tax credit carryforwards of $0.1 million and $1.9 million, respectively. The U.S. and state net operating losses, tax credits, and interest expense limitation are subject to various utilization limitations under Section 382 of the Internal Revenue Code and applicable state laws. These Section 382 limited attributes have various expiration periods through 2036 or, in the case of the interest expense limitation amount, no expiration period. Much of the foreign loss carryforwards, and $8.0 million of the federal net operating loss carry forwards, have no expiration period.

We operate under a tax holiday in Singapore, China, and Malaysia. These tax holidays are in effect through June 30, 2027, December 31, 2025, and January 31, 2025, respectively. The tax holidays are conditional upon our meeting certain employment and investment thresholds. For the years ended December 31, 2023, 2022 and 2021, the impact of the tax holidays decreased foreign taxes by $14.3 million, $19.4 million, and $13.3 million, respectively, and. the benefit on earnings per diluted share was $0.38, $0.52, and $0.35, respectively.

As of December 31, 2023, we have undistributed earnings in certain foreign subsidiaries of approximately $34.9 million that we have indefinitely invested, and on which we have not recognized deferred taxes. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

We account for uncertain tax positions by applying a minimum recognition threshold to tax positions before recognizing these positions in the consolidated financial statements. The following table provides a reconciliation of our total gross unrecognized tax benefits, which we include within other long-term liabilities on the Consolidated Balance Sheets:

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$7,467	$5,513	$9,673
Additions based on tax positions taken during a prior period	199	245	963
Additions based on tax positions taken during a prior period - acquisitions	—	1,025	—
Additions based on tax positions taken during the current period	1,070	836	566
Reductions based on tax positions taken during a prior period	—	—	—
Reductions related to a lapse of applicable statute of limitations	(139)	(152)	(4,575)
Reductions related to a settlement with taxing authorities	(145)	—	(1,114)
Balance at end of period	$8,452	$7,467	$5,513

The unrecognized tax benefits of $8.5 million, if recognized, will impact our effective tax rate. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We had $0.7 million and $0.6 million of accrued interest and penalties on December 31, 2023 and 2022, respectively. With few exceptions, we are no longer subject to federal, state, or foreign income tax examinations by tax authorities for years before 2020.

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

The Organization for Economic Cooperation and Development is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Various countries have implemented the legislation as of January 1, 2024, and we are still evaluating the impact. As additional jurisdictions enact such legislation, our effective tax rate and cash tax payments could increase in future years.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 5.           STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Accumulated Other Comprehensive Income

The following table summarizes the components of and changes in accumulated other comprehensive income (loss), net of income taxes.

	Foreign Currency Translation	Change in Fair Value of Cash Flow Hedges	Minimum Pension Benefit Retirement Liability	Total
Balance at December 31, 2020	$9,982	$(2,139)	$(10,448)	$(2,605)
Other comprehensive income prior to reclassifications	(12,262)	3,116	8,585	(561)
Amounts reclassified from accumulated other comprehensive income	-	1,130	820	1,950
Balance at December 31, 2021	(2,280)	2,107	(1,043)	(1,216)
Other comprehensive income prior to reclassifications	(10,543)	12,625	18,016	20,098
Amounts reclassified from accumulated other comprehensive income	-	(2,884)	322	(2,562)
Balance at December 31, 2022	(12,823)	11,848	17,295	16,320
Other comprehensive income prior to reclassifications	2,027	4,502	(5,455)	1,074
Amounts reclassified from accumulated other comprehensive income	-	(10,876)	(404)	(11,280)
Balance at December 31, 2023	$(10,796)	$5,474	$11,436	$6,114

Amounts reclassified from accumulated other comprehensive income (loss) to the specific caption within the Consolidated Statements of Operations were as follows:

	Years Ended December 31,			To Caption on
	2023	2022	2021	Consolidated Statements of Operations
Change in fair value of cash flow hedges	$(10,876)	$(2,884)	$1,130	Interest expense
Minimum pension benefit retirement liability	(404)	322	820	Other income (expense), net
Total reclassifications	$(11,280)	$(2,562)	$1,950

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Earnings Per Share

The following table summarizes our earnings per share (“EPS”):

	Years Ended December 31,
	2023	2022	2021
Income from continuing operations	$130,749	$201,891	$134,707
Less: income from continuing operations attributable to noncontrolling interest	—	16	44
Income from continuing operations attributable to Advanced Energy Industries, Inc.	$130,749	$201,875	$134,663

Basic weighted-average common shares outstanding	37,480	37,463	38,143
Dilutive effect of stock awards	270	258	212
Diluted weighted-average common shares outstanding	37,750	37,721	38,355

EPS from continuing operations
Basic EPS	$3.49	$5.39	$3.53
Diluted EPS	$3.46	$5.35	$3.51

Anti-dilutive shares not included above
Stock awards	95	67	1
Warrants	3,486	—	—
Total anti-dilutive shares	3,581	67	1

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

See Note 18. Long-Term Debt for information regarding our Convertible Notes, Note Hedges, and Warrants. For diluted earnings per share of common stock (“Diluted EPS”), we increase the weighted-average number of common shares outstanding during the period, as needed, to include the following:

●	Dilutive impact associated with the Convertible Notes using the if-converted method. The Convertible Notes are repayable in cash up to par value and in cash or shares of common stock for the excess over par value, as such when the stock price is lower than the strike price, there is no dilutive or anti-dilutive impact. Prior to conversion, we do not consider the Note Hedges for purposes of Diluted EPS as their effect would be anti-dilutive. Upon conversion, we expect the Note Hedges to offset the dilutive effect of the Convertible Notes when the stock price is above $137.46;
●	Additional common shares that would have been outstanding if our outstanding stock awards had been converted to common shares using the treasury stock method. We exclude any stock awards that have an anti-dilutive effect; and
●	Dilutive effect of the Warrants issued concurrently with the Convertible Notes using the treasury stock method. For all periods presented, the Warrants did not increase the weighted-average number of common shares outstanding because the exercise price of the Warrants exceeded the average market price of our common stock.

Share Repurchases

To repurchase shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Amount paid or accrued to repurchase shares	$40,132	$26,635	$78,125
Number of shares repurchased	378	356	901
Average repurchase price per share	$105.74	$74.90	$86.76

There were no shares repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

At December 31, 2023, the remaining amount authorized by the Board of Directors (“our Board” or “the Board”) for future share repurchases was $199.2 million with no time limitation.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 6.           FAIR VALUE MEASUREMENTS

The following tables present information about our assets and liabilities measured at fair value on a recurring basis.

		December 31, 2023
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Certificates of deposit	Other current assets	$—	$163	$—	$163
Interest rate swaps	Other current assets	—	6,995	—	6,995
Available for sale investments	Other assets	—	5,952	—	5,952
Net assets measured at fair value on a recurring basis		$—	$13,110	$—	$13,110

		December 31, 2022
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Certificates of deposit	Other current assets	$—	$2,128	$—	$2,128
Interest rate swaps	Other assets	—	15,310	—	15,310
Net assets measured at fair value on a recurring basis		$—	$17,438	$—	$17,438

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

There were no foreign currency forward contracts outstanding at December 31, 2023 or 2022.

Gains and losses related to foreign currency exchange contracts were offset by corresponding gains and losses on the revaluation of the underlying assets and liabilities. Both are included as a component of other income (expense), net in our Consolidated Statements of Operations.

We have executed interest rate swap contracts that fix a portion of the interest payments related to the outstanding principal balance on our Term Loan Facility to a total interest rate of 1.172%. The interest rate swap contracts expire on September 10, 2024 and are accounted for as cash flow hedging instruments. See Note 18. Long-term Debt for information regarding the Term Loan.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The following table summarizes the notional amount of our qualified hedging instruments:

	December 31,	December 31,
	2023	2022
Interest rate swap contracts	$220,719	$238,219

The following table summarizes the amounts net of tax recorded in accumulated other comprehensive income on the Consolidated Balance Sheets for qualifying hedges.

	December 31,	December 31,
	2023	2022
Interest rate swap contract gains	$5,350	$11,779

See Note 6. Fair Value Measurements for information regarding the fair value of derivative instruments.

As a result of using derivative financial instruments, we are exposed to the risk that counterparties to contracts could fail to meet their contractual obligations. We manage this credit risk by reviewing counterparty creditworthiness on a regular basis and limiting exposure to any single counterparty.

NOTE 8.           ACCOUNTS RECEIVABLE, NET

We record accounts receivable at net realizable value. The following table summarizes the changes in expected credit losses related to receivables:

	December 31,	December 31,	December 31,
	2023	2022	2021
Balance at beginning of period	$1,814	$5,784	$7,602
Additions	220	441	135
Deductions - write-offs, net of recoveries	(281)	(4,381)	(687)
Foreign currency translation	9	(30)	(18)
Other	—	—	(1,248)
Balance at end of period	$1,762	$1,814	$5,784

NOTE 9.           INVENTORIES

We value inventories at the lower of cost or net realizable value, computed on a first-in, first-out basis. Components of inventories were as follows:

	December 31,
	2023	2022
Parts and raw materials	$249,698	$286,955
Work in process	14,595	23,002
Finished goods	71,844	66,055
Total	$336,137	$376,012

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 10.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following:

	Estimated Useful	December 31,	December 31,
	Life (in years)	2023	2022
Buildings, machinery, and equipment	5 to 25	$191,744	$165,673
Software	3 to 5	24,526	21,120
Computer equipment, furniture, fixtures, and vehicles	3 to 5	19,281	15,161
Leasehold improvements	2 to 10	79,764	63,103
Capital projects in process		21,721	18,226
		337,036	283,283
Less: Accumulated depreciation		(169,371)	(134,821)
Property and equipment, net		$167,665	$148,462

The following table summarizes property and equipment, net by geographic area:

	December 31,
	2023	2022
United States	$63,222	$43,963
Asia	96,045	98,684
Europe and other	8,398	5,815
Total	$167,665	$148,462

The following table summarizes depreciation expense. All depreciation expense is recorded in income from continuing operations:

	Years Ended December 31,
	2023	2022	2021
Depreciation expense	$38,279	$34,182	$30,833

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 11.           INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)
Technology	$97,961	$(60,412)	$37,549	6.8
Customer relationships	168,685	(58,835)	109,850	9.5
Trademarks and other	27,141	(13,062)	14,079	5.6
Total	$293,787	$(132,309)	$161,478	8.5

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$97,237	$(47,196)	$50,041
Customer relationships	167,631	(44,774)	122,857
Trademarks and other	27,036	(10,408)	16,628
Total	$291,904	$(102,378)	$189,526

Amortization expense related to intangible assets was as follows:

	Years Ended December 31,
	2023	2022	2021
Amortization expense	$28,254	$26,114	$22,060

Estimated future amortization expense related to intangibles is as follows:

Year Ending December 31,
2024	$25,250
2025	21,013
2026	19,297
2027	17,384
2027	16,141
Thereafter	62,393
Total	$161,478

The following table summarizes the changes in goodwill:

	December 31,	December 31,
	2023	2022
Balance at beginning of period	$281,433	$212,190
Measurement period adjustments	353	40
Additions from acquisition	—	70,686
Foreign currency translation	2,054	(1,483)
Balance at end of period	$283,840	$281,433

Additions and adjustments are the result of business combinations. Refer to Note 2. Acquisitions.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 12.           RESTRUCTURING, ASSET IMPAIRMENTS, AND OTHER CHARGES

Details of restructuring, asset impairments, and other charges are as follows:

	Years Ended December 31,
	2023	2022	2021
Restructuring	$25,134	$6,814	$4,752
Asset impairments	1,446	—	—
Other charges	397	—	—
Total restructuring, asset impairments, and other charges	$26,977	$6,814	$4,752

Restructuring

We have several restructuring plans in process:

2023 Plan

In 2023, we approved a plan intended to optimize and consolidate our manufacturing operations and functional support groups as well as a general reduction-in-force to align to our expenses to revenue levels (the “2023 Plan”). We expect additional charges of $1.0 million to $2.0 million to be incurred in future periods through the second quarter of 2025. We anticipate the 2023 Plan will be substantially completed by the end of 2024, with the final activities concluding by June 2025.

2022 Plan

This plan was approved to further improve our operating efficiencies and drive the realization of synergies from our business combinations by consolidating our operations, optimizing our factory footprint, including moving certain production into our higher volume factories, reducing redundancies, and lowering our cost structure. We anticipate the 2022 Plan will be substantially completed by the end of 2024.

2018 Plan

The purpose of this plan is to optimize our manufacturing footprint and to improve our operating efficiencies and synergies related to business combinations. We incurred severance costs primarily related to the transition and exit of our facility in Shenzhen, China and actions associated with synergies related to the acquisition of Artesyn Embedded Technologies, Inc.’s embedded power business. This plan is complete with the closure of our Shenzhen facility in February 2023.

Charges related to our restructuring plans are as follows:

	Years Ended December 31,
	2023	2022	2021
Severance and related charges	$25,134	$6,469	$3,467
Facility relocation and closure charges	—	345	1,285
Total restructuring charges	$25,134	$6,814	$4,752

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

	Cumulative Cost Through
	December 31, 2023
	2023 Plan	2022 Plan	2018 Plan	Total
Severance and related charges	$17,103	$13,987	$20,893	$51,983
Facility relocation and closure charges	—	—	7,160	7,160
Total restructuring charges	$17,103	$13,987	$28,053	$59,143

Our restructuring liabilities are included in other accrued expenses in our Consolidated Balance Sheets. Changes in restructuring liabilities were as follows:

	2023 Plan	2022 Plan	2018 Plan	Total
December 31, 2020	$—	$—	$10,641	$10,641
Costs incurred and charged to expense	—	—	4,752	4,752
Costs paid or otherwise settled	—	—	(6,127)	(6,127)
Foreign currency translation	—	—	(3)	(3)
December 31, 2021	$—	$—	$9,263	$9,263
Costs incurred and charged to expense	—	5,788	1,026	6,814
Costs paid or otherwise settled	—	—	(8,751)	(8,751)
Foreign currency translation	—	—	(116)	(116)
December 31, 2022	$—	$5,788	$1,422	$7,210
Costs incurred and charged to expense	17,103	8,199	(168)	25,134
Costs paid or otherwise settled	(2,879)	(11,057)	(1,066)	(15,002)
December 31, 2023	$14,224	$2,930	$188	$17,342

Asset Impairments

In connection with vacating facilities, we remeasured the operating lease right-of-use assets at fair value using Level 2 measurements and recorded a $1.4 million impairment charge.

NOTE 13.           WARRANTIES

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

Our estimated warranty obligation is included in other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

	Years Ended December 31,
	2023	2022
Balance at beginning of period	$5,702	$3,350
Additions from acquisitions	—	181
Net increases to accruals	2,317	5,620
Warranty expenditures	(4,017)	(3,408)
Effect of changes in exchange rates	5	(41)
Balance at end of period	$4,007	$5,702

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 14.LEASES

Components of total operating lease cost were as follows:

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$22,571	$22,626	$23,443
Short-term and variable lease cost	4,150	4,838	2,555
Total operating lease cost	$26,721	$27,464	$25,998

Payments on our operating lease liabilities are as follows:

Year Ending December 31,
2024	$22,523
2025	19,341
2026	16,652
2027	13,649
2028	13,244
Thereafter	53,003
Total lease payments	138,412
Less: Interest	(31,338)
Present value of lease liabilities	$107,074

In addition to the above, we have lease agreements with total payments of $48.9 million that commence on various dates in 2024 and 2025 and extend through 2037.

The following tables present additional information about our lease agreements:

	December 31,	December 31,
	2023	2022
Weighted average remaining lease term (in years)	8.3	8.9
Weighted average discount rate	5.0%	4.6%

	Year Ended December 31,
	2023	2022	2021
Cash paid for operating leases	$22,988	$22,287	$23,668
Right-of-use assets obtained in exchange for operating lease liabilities	$14,321	$17,022	$16,399

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 15.           EMPLOYEE RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Defined Contribution Plans

We have a 401(k) profit-sharing and retirement savings plan covering substantially all full-time U.S. employees. Participants may defer up to the maximum amount permitted by law. Participants are immediately vested in both their own contributions and profit-sharing contributions. Profit-sharing contributions, which are discretionary, are approved by the Board. For the years ended December 31, 2023 and 2022, we based our profit-sharing contribution on matching 100% of employee contributions up to 3% of compensation plus an additional match of 50% on the next 2% of compensation. For the year ended December 31, 2021 we based our profit-sharing contribution on matching 50% of employee contributions up to 6% of the employee’s compensation.

During the years ended December 31, 2023, 2022, and 2021 we recognized total defined contribution plan costs of $5.1 million, $4.5 million, and $3.1 million, respectively.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Our projected benefit obligation and plan assets for defined benefit pension plans and the related assumptions used to determine the related liabilities are as follows:

	December 31,	December 31,
	2023	2022
Projected benefit obligation, beginning of year	$56,520	$85,776
Service cost	1,016	1,133
Interest cost	2,909	1,819
Actuarial loss (gain)	4,808	(23,677)
Benefits paid	(1,452)	(1,502)
Translation adjustment	1,852	(7,029)
Projected benefit obligation, end of year	65,653	56,520

Fair value of plan assets, beginning of year	$12,489	$18,521
Expected return	654	535
Contributions	1,443	1,430
Benefits paid	(1,140)	(1,124)
Actuarial gain (loss)	17	(5,060)
Translation adjustment	652	(1,813)
Fair value of plan assets, end of year	14,115	12,489
Funded status of plan	$(51,538)	$(44,031)

The components of net periodic pension benefit cost recognized in our Consolidated Statements of Operations for the periods presented are as follows:

	Years Ended December 31,
	2023	2022	2021
Service cost	$1,016	$1,133	$1,282
Interest cost	2,909	1,819	1,452
Expected return on plan assets	(654)	(535)	(642)
Amortization of actuarial gains and losses	(404)	322	820
Net periodic pension cost	$2,867	$2,739	$2,912

Assumptions used in the determination of the net periodic pension cost are:

	Years Ended December 31,
	2023	2022	2021
Discount rate used for net periodic pension costs	5.1%	2.6%	1.6%
Discount rate used for pension benefit obligations	4.4%	5.1%	2.6%
Expected long-term return on plan assets	5.2%	3.2%	3.2%

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

The fair value of our qualified pension plan assets by category was as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Diversified Growth Fund	$—	$11,606	$—	$11,606
Corporate Bonds	—	1,212	—	1,212
Insurance Contracts	—	—	799	799
Cash	498	—	—	498
Total	$498	$12,818	$799	$14,115

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Diversified Growth Fund	$—	$9,100	$—	$9,100
Corporate Bonds	—	2,333	—	2,333
Insurance Contracts	—	—	798	798
Cash	258	—	—	258
Total	$258	$11,433	$798	$12,489

Expected future payments during the next ten years for our defined benefit pension plans are as follows:

Year Ending December 31,
2024	$3,884
2025	2,205
2026	4,224
2027	2,927
2028	3,217
2029 to 2033	21,309

NOTE 16.           STOCK-BASED COMPENSATION

The Compensation Committee of our Board administers our stock plans. As of December 31, 2023, we have two active stock-based incentive compensation plans: the 2023 Omnibus Incentive Plan (“the 2023 Plan”) and the Employee Stock Purchase Plan (“ESPP”). The 2023 Plan was approved on April 27, 2023. We issue all new equity compensation grants under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2023 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, and dividend equivalent rights. Any of the awards issued may be issued as performance-based awards to align stock compensation awards to the attainment of annual or long-term performance goals.

The following table summarizes information related to our stock-based incentive compensation plans:

December 31, 2023
Shares available for future issuance under the 2023 Plan	2,323
Shares available for future issuance under the ESPP	577

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Stock-based Compensation Expense

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. Stock-based compensation was as follows:

	Years Ended December 31,
	2023	2022	2021
Stock-based compensation expense	$31,001	$19,849	$15,739

Restricted Stock Units

Generally, we grant restricted stock units (“RSUs”) with a three year time-based vesting schedule. Certain RSUs contain performance-based or market-based vesting conditions in addition to the time-based vesting requirements. RSUs are generally granted with a grant date fair value based on the market price of our stock on the date of grant.

Changes in our RSUs were as follows:

	Year Ended December 31, 2023
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
RSUs outstanding at beginning of period	803	$78.46
RSUs granted	408	$100.04
RSUs vested	(228)	$85.47
RSUs forfeited	(66)	$81.40
RSUs outstanding at end of period	917	$85.96

The weighted-average grant date fair value for RSUs granted in the years ended December 31, 2023, 2022, and 2021 was $100.04, $74.62, and $94.60, respectively. The fair value of RSUs vested for the years ended December 31, 2023, 2022 and 2021 was $19.5 million, $13.5 million, and $11.2 million, respectively. As of December 31, 2023, there was $40.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested RSUs, that we expect to recognize through December 2026, with a weighted-average remaining vesting period of 1.1 years.

Stock Options

Generally, we grant stock option awards with an exercise price equal to the market price of our stock at the date of grant and with either a three or four-year vesting schedule or performance-based vesting. Stock option awards generally have a term of ten years.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Changes in our stock options were as follows:

	Year Ended December 31, 2023
		Weighted-	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining
	Options	per Share	Contractual Life
Options outstanding at beginning of period	151	$55.48	5.63 years
Options exercised	(62)	$24.67
Options outstanding at end of period	89	$76.69	7.10 years
Options vested at end of period	39	$64.74	5.68 years

The total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $4.6 million, $2.6 million, and $2.6 million, respectively. As of December 31, 2023, the aggregate intrinsic value of options outstanding and exercisable was $2.9 million and $1.7 million, respectively. As of December 31, 2023, there was $1.0 million of total unrecognized compensation cost, net of expected forfeitures, related to the unvested options that we expect to recognize over a remaining period of 1.2 years.

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

As of December 31, 2023, there was $0.5 million of total unrecognized compensation cost related to the ESPP that we expect to recognize over a remaining period of five months.

NOTE 17.           COMMITMENTS AND CONTINGENCIES

We are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations. An unfavorable decision in intellectual property litigation also could require material changes in production processes and products or result in our inability to ship products or components found to have violated third party intellectual property rights. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred, and the amount of such loss can be reasonably estimated. We are not currently a party to any legal action that we believe would reasonably have a material adverse impact on our business, financial condition, results of operations or cash flows.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

NOTE 18.           LONG-TERM DEBT

Long-term debt on our Consolidated Balance Sheets consists of the following:

	December 31,	December 31,
	2023	2022
Convertible Notes due 2028	$575,000	$—
Term Loan Facility due 2026	355,000	375,000
Gross long-term debt, including current maturities	930,000	375,000
Less: debt discount	(14,321)	(1,738)
Net long-term debt, including current maturities	915,679	373,262
Less: current maturities	(20,000)	(20,000)
Net long-term debt	$895,679	$353,262

For all periods presented, we were in compliance with the covenants under all debt agreements. Contractual maturities of our gross long-term debt, including current maturities, are as follows:

Year Ending December 31,
2024	$20,000
2025	20,000
2026	315,000
2027	—
2028	575,000
Total	$930,000

The following table summarizes our borrowings:

	December 31, 2023
	Balance	Interest Rate
Convertible Notes	$575,000	2.50%
Term Loan Facility at fixed interest rate due to interest rate swap	220,719	1.17%
Term Loan Facility at variable interest rate	134,281	6.21%
Total borrowings	$930,000

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

The following table summarizes interest expense related to our debt:

	Years Ended December 31,
	2023	2022	2021
Interest expense	$15,186	$6,607	$3,969
Amortization of debt issuance costs	1,330	547	822
Total interest expense related to debt	$16,516	$7,154	$4,791

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

Convertible Senior Notes due 2028

On September 12, 2023, we completed a private, unregistered offering of $575.0 million aggregate principal amount 2.50% convertible senior notes (“Convertible Notes”) and received net proceeds of approximately $561.1 million after the discount for the initial purchasers’ fees. We used $40.1 million of the net proceeds to repurchase approximately 0.4 million shares of common stock and $40.1 million to fund the net cost of convertible note hedge transactions (“Note Hedges”) after such costs were offset by the proceeds from the sale of warrants to purchase our common stock (“Warrants”).

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

Concurrent with the Convertible Notes issuance, we entered into the Note Hedges with respect to our common stock. We will exercise the Note Hedges simultaneously when the Convertible Notes are settled. The Note Hedges have a $137.46 per share initial exercise price and cover, subject to customary anti-dilution adjustments, the number of shares

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

of common stock that initially underlie the Convertible Notes and are expected to reduce the potential dilution to the common stock and/or offset potential cash payments in excess of the principal amount upon conversion of the Convertible Notes. We paid approximately $115.0 million in cash for the Note Hedges, which we recorded to additional paid-in capital in our Statements of Stockholders’ Equity.

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

The following table summarizes our availability to withdraw on the Revolving Facility:

	December 31,	December 31,
	2023	2022
Available capacity on Revolving Facility	$200,000	$200,000

As part of our available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $115.0 million. Any requested increase is subject to lender approval.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(in thousands, except per share amounts)

We use level 2 measurements to estimate the fair value of our debt. As of December 31, 2023, we estimate the fair value of our Convertible Notes to be $598.7 million, and the par value of the Term Loan Facility approximates its fair value.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Form 10-K, and as part of the audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the current year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.          OTHER INFORMATION

During the fourth quarter of 2023, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “Non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

In accordance with General Instruction G (3) of Form 10-K, certain information required by this Part III is incorporated by reference to the definitive proxy statement relating to our 2024 annual meeting of stockholders (the “2024 Proxy Statement”), as set forth below. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information set forth in the 2024 Proxy Statement under the headings “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Management,” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

We adopted a Code of Ethical Conduct that applies to all employees, including our Chief Executive Officer, Chief Financial Officer, and others performing similar functions. We posted a copy of the Code of Ethical Conduct on our website at www.advancedenergy.com, and such Code of Ethical Conduct is available, in print, without charge, to any stockholder who requests it from our Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Ethical Conduct by posting such information on our website at www.advancedenergy.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11.           EXECUTIVE COMPENSATION

The information set forth in the 2024 Proxy Statement under the headings “Executive Compensation” is incorporated herein by reference.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the 2024 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about the equity incentive compensation plans as of December 31, 2023. All outstanding awards relate to our common stock.

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

	(in thousands, except exercise price per share)
Equity compensation plans approved by security holders	89	$76.69	2,900	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	89	$76.69	2,900
(1)	This number includes 577 thousand shares available for future issuance under the Employee Stock Purchase Plan.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information set forth in the 2024 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth in the 2024 Proxy Statement under the caption “Proposal No. 2 - Ratification of the Appointment of Ernst & Young LLP as Advanced Energy’s Independent Registered Public Accounting Firm for 2024” is incorporated herein by reference.

PART IV

ITEM 15.           EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as part of this annual report on Form 10-K are as follows:
1.	Financial Statements:

See Index to Financial Statements at Part II, Item 8 herein.

2.	Financial Statement Schedules for the years ended December 31, 2023, 2022, and 2021

NOTE:  All schedules have been omitted because they are either not applicable or the required information is included in the financial statements and notes thereto.

(B)	Exhibits:

Exhibit			Incorporated by Reference
Number		Description	Form	File No.	Exhibit	Filing Date

2.1		Stock Purchase Agreement by and among Advanced Energy Industries, Inc., Artesyn Embedded Technologies, Inc., Pontus Intermediate Holdings II, LLC and Pontus Holdings, LLC, dated May 14, 2019 **	8-K	000-26966	2.1	May 15, 2019

2.2		First Amendment to the Stock Purchase Agreement by and among Advanced Energy Industries, Inc., Artesyn Embedded Technologies, Inc., Pontus Intermediate Holdings II, LLC and Pontus Holdings, LLC, dated September 9, 2019 **	8-K	000-26966	2.2	September 10, 2019

2.3		Stock Purchase Agreement, dated April 1, 2022, by and among SL Power Electronics Corporation, SL Delaware Holdings, Inc., Steel Partners Holdings L.P., AEI US Subsidiary, LLC and Advanced Energy Industries, Inc. **	8-K	000-26966	2.1	April 4, 2022

3.1		Amended and Restated Certificate of Incorporation of Advanced Energy Industries, Inc.	10-Q	000-26966	3.1	August 5, 2019

3.2		Second Amended and Restated By-Laws of Advanced Energy Industries, Inc.	8-K	000-26966	3.1	May 20, 2020

4.1		Form of Specimen Certificate for Common Stock	S-1	33-97188	4.1	September 21, 1995

4.2		Description of Advanced Energy Industries, Inc. Securities	10-K	000-26966	4.2	March 2, 2020

4.3		Indenture, dated September 12, 2023, between Advanced Energy Industries, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	000-26966	4.1	September 13, 2023

4.4		Form of Global 2.50% Convertible Senior Note due 2028 (included in Exhibit 4.3)	8-K	000-26966	4.2	September 13, 2023

10.1		Lease, dated January 16, 2003, by and between China Great Wall Computer Shenzhen Co., Ltd., Great Wall Limited and Advanced Energy Industries (Shenzhen) Co., Ltd., for a building located in Shenzhen, China	10-K	000-26966	10.18	February 24, 2004

10.2		Form of Director and Officer Indemnification Agreement	10-K	000-26966	10.2	February 17, 2023

10.3		Form of Notice of Grant Stock Option under 2008 Omnibus Incentive Plan *	8-K	000-26966	10.3	May 10, 2013

10.4		Form of Non-Qualified Stock Option Agreement under 2008 Omnibus Incentive Plan *	8-K	000-26966	10.5	May 10, 2013

10.5		2017 Omnibus Incentive Plan *	DEF 14A	000-26966	Appendix A	March 14, 2017

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.6	2008 Omnibus Incentive Plan, as amended May 4, 2010 *	10-K	000-26966	10.37	March 2, 2011

10.7	Employee Stock Purchase Plan *	S-1	33-97188	10.17	September 21, 1995

10.8	Offer Letter dated February 8, 2021 *	8-K	000-26966	10.2	February 10, 2021

10.9	Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials, Inc., dated August 29, 2005 +	10-Q	000-26966	10.1	November 7, 2005

10.10	Shipping Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials, Inc., dated August 29, 2005 +	10-Q	000-26966	10.2	November 7, 2005

10.11	Bridge Amendment to the Global Supply Agreement by and between Advanced Energy Industries, Inc. and Applied Materials, Inc., dated January 28, 2011 +	10-Q	000-26966	10.1	May 6, 2011

10.12	Offer Letter to Paul Oldham, dated March 26, 2018 *	8-K	000-26966	10.1	March 29, 2018

10.13	Credit Agreement, dated September 10, 2019, by and among Advanced Energy Industries, Inc., Bank of America N.A. as the Administrative Agent, Bank of America N.A., Bank of the West and HSBC Bank USA, N.A. as the Joint Lead Arrangers and Joint Book Runners, and Citibank N.A., as the Co-Manager	8-K	000-26966	10.1	September 10, 2019

10.14	ISDA 2002 Master Agreement, by and between Advanced Energy Industries, Inc. and HSBC Bank USA, National Association, dated April 2, 2020 (the “HSBC ISDA Master Agreement”)	8-K	000-26966	10.1	April 10, 2020

10.15	ISDA 2002 Master Agreement, by and between Advanced Energy Industries, Inc. and Citibank, N.A., dated April 7, 2020 (the “Citibank ISDA Master Agreement”)	8-K	000-26966	10.2	April 10, 2020

10.16	Schedule to the HSBC ISDA Master Agreement	8-K	000-26966	10.3	April 10, 2020

10.17	Schedule to the Citibank ISDA Master Agreement	8-K	000-26966	10.4	April 10, 2020

10.18	Rate Swap Transaction Confirmation, by and between Advanced Energy Industries, Inc. and HSBC Bank USA, National Association, dated April 7, 2020	8-K	000-26966	10.5	April 10, 2020

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.19	Rate Swap Transaction Confirmation, by and between Advanced Energy Industries, Inc. and Citibank, N.A., dated April 9, 2020	8-K	000-26966	10.6	April 10, 2020

10.20	Amendment No. 1 to Credit Agreement, dated September 9, 2021, by and among Advanced Energy Industries, Inc., the guarantors party thereto, Bank of America N.A. as the Administrative Agent, and the lenders party thereto (which included the marked Credit Agreement as Exhibit A thereto)	8-K	000-26966	10.2	September 9, 2021

10.21	Offer of Employment to Eduardo Bernal Acebedo, dated August 2, 2021 *	8-K	000-26966	10.1	September 8, 2021

10.22	Form of Long-Term Incentive Plan *	8-K	000-26966	10.1	February 4, 2021

10.23	Amended and Restated Deferred Compensation Plan *	10-Q	000-26966	10.1	November 1, 2022

10.24	Form of Restricted Stock Unit Agreement under 2017 Omnibus Incentive Plan *	10-K	000-26966	10.25	February 17, 2023

10.25	Form of LTI Performance Stock Unit Agreement under 2017 Omnibus Incentive Plan *	10-K	000-26966	10.26	February 17, 2023

10.26	Amendment No. 2 to Credit Agreement, dated March 31, 2023, among Advanced Energy Industries, Inc., the guarantors party thereto, Bank of America N.A., as Administrative Agent, and the Lenders party thereto	10-Q	000-26966	10.1	May 3, 2023

10.27	Form of Confirmation for Convertible Note Hedges***	8-K	000-26966	10.1	September 13, 2023

10.28	Form of Confirmation for Warrants***	8-K	000-26966	10.2	September 13, 2023

10.29	Amendment No. 3 to Credit Agreement, dated September 7, 2023, among Advanced Energy Industries, Inc., the guarantors party thereto, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto	8-K	000-26966	10.3	September 13, 2023

10.30	Amended and Restated 2023 Omnibus Incentive Plan *	8-K	000-26966	10.1	November 8, 2023

10.31	Form of Executive Change in Control and General Severance Agreement *	8-K	000-26966	10.2	November 8, 2023

10.32	Form of Performance Stock Unit Agreement under the Amended and Restated 2023 Omnibus Incentive Plan *				Filed herewith

10.33	Form of Restricted Stock Unit Agreement under the Amended and Restated 2023 Omnibus Incentive Plan *				Filed herewith

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.34	Form of Annual Incentive Plan *				Filed herewith

19.1	Insider Trading Policy				Filed herewith

21.1	Subsidiaries of Advanced Energy Industries, Inc.				Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm				Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith

97.1	Compensation Clawback Policy				Filed herewith

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)				Filed herewith

*     Management contract or compensatory plan.

**   Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

*** Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

+     Confidential treatment has been granted for portions of this agreement.

ITEM 16.           FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.
(Registrant)

/s/ Stephen D. Kelley
Stephen D. Kelley
Chief Executive Officer
Date:	February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Stephen D. Kelley	Chief Executive Officer and Director	February 20, 2024
Stephen D. Kelley	(Principal Executive Officer)

/s/ Paul Oldham	Chief Financial Officer and Executive Vice President	February 20, 2024
Paul Oldham	(Principal Financial Officer)

/s/ Bernard R. Colpitts, Jr.	Chief Accounting Officer and Senior Vice President	February 20, 2024
Bernard R. Colpitts, Jr.	(Principal Accounting Officer)

/s/ Grant H. Beard	Chairman of the Board	February 20, 2024
Grant H. Beard

/s/ Frederick A. Ball	Director	February 20, 2024
Frederick A. Ball

/s/ Anne T. DelSanto	Director	February 20, 2024
Anne T. DelSanto

/s/ Tina M. Donikowski	Director	February 20, 2024
Tina M. Donikowski

/s/ Ronald C. Foster	Director	February 20, 2024
Ronald C. Foster

/s/ Lanesha T. Minnix	Director	February 20, 2024
Lanesha T. Minnix

/s/ David W. Reed	Director	February 20, 2024
David W. Reed

/s/ John A. Roush	Director	February 20, 2024
John A. Roush

/s/ Brian M. Shirley	Director	February 20, 2024
Brian M. Shirley