Form 10-Q
period 2024-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2024-10-30
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 28, 2024, there were 37,673,067 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$657,288	$1,044,556
Accounts receivable, net	259,399	282,430
Inventories	377,740	336,137
Other current assets	51,281	48,771
Total current assets	1,345,708	1,711,894
Property and equipment, net	181,875	167,665
Operating lease right-of-use assets	86,003	95,432
Other assets	134,948	136,448
Intangible assets, net	145,290	161,478
Goodwill	299,036	283,840
TOTAL ASSETS	$2,192,860	$2,556,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,006	$141,850
Accrued payroll and employee benefits	62,743	73,595
Other accrued expenses	66,048	66,662
Customer deposits and other	11,351	15,997
Current portion of long-term debt	—	20,000
Current portion of operating lease liabilities	18,360	17,744
Total current liabilities	291,508	335,848
Long-term debt, net	564,000	895,679
Operating lease liabilities	80,264	89,330
Pension benefits	50,374	49,135
Other long-term liabilities	42,322	42,583
Total liabilities	1,028,468	1,412,575

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70,000 shares authorized; 37,671 and 37,318 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	38	37
Additional paid-in capital	180,529	148,300
Accumulated other comprehensive income	2,089	6,114
Retained earnings	981,736	989,731
Total stockholders' equity	1,164,392	1,144,182
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,192,860	$2,556,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	$374,217	$409,991	$1,066,639	$1,250,539
Cost of revenue	240,149	262,650	692,001	801,007
Gross profit	134,068	147,341	374,638	449,532

Operating expenses:
Research and development	53,561	50,391	155,732	153,414
Selling, general, and administrative	56,237	55,131	166,374	166,102
Amortization of intangible assets	6,772	7,049	20,519	21,186
Restructuring, asset impairments, and other charges	28,546	4,709	29,416	8,906
Total operating expenses	145,116	117,280	372,041	349,608
Operating income (loss)	(11,048)	30,061	2,597	99,924

Interest income	11,018	6,396	35,782	14,282
Interest expense	(6,378)	(3,780)	(20,461)	(9,368)
Other income (expense), net	(8,139)	1,848	(6,122)	1,425
Income (loss) from continuing operations, before income tax	(14,547)	34,525	11,796	106,263
Income tax provision (benefit)	(400)	874	4,552	13,405
Income (loss) from continuing operations	(14,147)	33,651	7,244	92,858
Loss from discontinued operations, net of income tax	(758)	(930)	(1,904)	(2,076)
Net income (loss)	$(14,905)	$32,721	$5,340	$90,782

Basic weighted-average common shares outstanding	37,532	37,575	37,455	37,541
Diluted weighted-average common shares outstanding	37,532	37,854	37,785	37,842

Earnings (loss) per share:
Continuing operations:
Basic earnings per share	$(0.38)	$0.90	$0.19	$2.47
Diluted earnings per share	$(0.38)	$0.89	$0.19	$2.45
Discontinued operations:
Basic loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.06)
Diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Net income (loss):
Basic earnings (loss) per share	$(0.40)	$0.87	$0.14	$2.42
Diluted earnings (loss) per share	$(0.40)	$0.86	$0.14	$2.40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(14,905)	$32,721	$5,340	$90,782
Other comprehensive income (loss), net of income tax
Foreign currency translation	12,401	(5,069)	3,251	(6,798)
Change in fair value of cash flow hedges	(1,738)	(1,822)	(5,474)	(3,840)
Defined employee benefit plan	(1,751)	—	(1,802)	(292)
Comprehensive income (loss)	$(5,993)	$25,830	$1,315	$79,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)

	Common Stock
				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances, December 31, 2022	37,429	$37	$134,640	$16,320	$915,270	$1,066,267
Stock issued from equity plans	100	—	(1,991)	—	—	(1,991)
Stock-based compensation	—	—	6,543	—	—	6,543
Dividends declared ($0.10 per share)	—	—	—	—	(3,814)	(3,814)
Other comprehensive loss	—	—	—	(2,013)	—	(2,013)
Net income	—	—	—	—	30,921	30,921
Balances, March 31, 2023	37,529	37	139,192	14,307	942,377	1,095,913
Stock issued from equity plans	121	1	606	—	—	607
Stock-based compensation	—	—	7,423	—	—	7,423
Dividends declared ($0.10 per share)	—	—	—	—	(3,778)	(3,778)
Other comprehensive loss	—	—	—	(2,026)	—	(2,026)
Net income	—	—	—	—	27,140	27,140
Balances, June 30, 2023	37,650	38	147,221	12,281	965,739	1,125,279
Stock issued from equity plans	8	—	130	—	—	130
Stock-based compensation	—	—	7,506	—	—	7,506
Share repurchases	(378)	(1)	(1,530)	—	(38,469)	(40,000)
Dividends declared ($0.10 per share)	—	—	—	—	(3,830)	(3,830)
Other comprehensive loss	—	—	—	(6,891)	—	(6,891)
Warrants and note hedges, net	—	—	(40,135)	—	—	(40,135)
Tax impact of convertible notes and note hedges	—	—	26,091	—	—	26,091
Net income	—	—	—	—	32,721	32,721
Balances, September 30, 2023	37,280	$37	$139,283	$5,390	$956,161	$1,100,871

Balances, December 31, 2023	37,318	$37	$148,300	$6,114	$989,731	$1,144,182
Stock issued from equity plans	116	—	(5,327)	—	—	(5,327)
Stock-based compensation	—	—	10,591	—	—	10,591
Dividends declared ($0.10 per share)	—	—	—	—	(3,810)	(3,810)
Other comprehensive loss	—	—	—	(7,969)	—	(7,969)
Deferred compensation	—	—	79	—	(79)	—
Net income	—	—	—	—	5,216	5,216
Balances, March 31, 2024	37,434	37	153,643	(1,855)	991,058	1,142,883
Stock issued from equity plans	93	—	(173)	—	—	(173)
Stock issuance (Note 2. Acquisition)	144	1	4,463	—	—	4,464
Stock-based compensation	—	—	10,720	—	—	10,720
Dividends declared ($0.10 per share)	—	—	—	—	(3,848)	(3,848)
Other comprehensive loss	—	—	—	(4,968)	—	(4,968)
Deferred compensation	—	—	1,033	—	(64)	969
Net income	—	—	—	—	15,029	15,029
Balances, June 30, 2024	37,671	38	169,686	(6,823)	1,002,175	1,165,076
Stock issued from equity plans	19	—	(529)	—	—	(529)
Stock-based compensation	—	—	11,481	—	—	11,481
Share repurchases	(19)	—	(89)	—	(1,681)	(1,770)
Dividends declared ($0.10 per share)	—	—	—	—	(3,871)	(3,871)
Other comprehensive income	—	—	—	8,912	—	8,912
Deferred compensation	—	—	(20)	—	18	(2)
Net loss	—	—	—	—	(14,905)	(14,905)
Balances, September 30, 2024	37,671	$38	$180,529	$2,089	$981,736	$1,164,392

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,340	$90,782
Less: loss from discontinued operations, net of income tax	(1,904)	(2,076)
Income from continuing operations, net of income tax	7,244	92,858
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	51,824	49,764
Stock-based compensation	34,303	22,813
Amortization and write off of debt issuance costs and debt discount	3,036	378
Deferred income tax benefit	305	(996)
Other	1,041	394
Changes in operating assets and liabilities, net of assets acquired
Accounts receivable, net	23,604	35,135
Inventories	(41,187)	9,025
Other assets	576	4,121
Accounts payable	(8,778)	(26,203)
Other liabilities and accrued expenses	(21,718)	(59,049)
Net cash from operating activities from continuing operations	50,250	128,240
Net cash from operating activities from discontinued operations	(2,191)	(3,307)
Net cash from operating activities	48,059	124,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term investments	(2,698)	(3,447)
Purchases of property and equipment	(44,045)	(46,782)
Acquisitions, net of cash acquired	(13,762)	—
Net cash from investing activities	(60,505)	(50,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	—	575,000
Payment of fees for long-term borrowings	(105)	(12,985)
Payments on long-term borrowings	(355,000)	(15,000)
Dividend payments	(11,529)	(11,422)
Payment for purchase of note hedges	—	(115,000)
Proceeds from sale of warrants	—	74,865
Purchase and retirement of common stock	(1,770)	(40,000)
Net payments related to stock-based awards	(6,029)	(1,254)
Net cash from financing activities	(374,433)	454,204

EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(389)	(1,795)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(387,268)	527,113
CASH AND CASH EQUIVALENTS, beginning of period	1,044,556	458,818
CASH AND CASH EQUIVALENTS, end of period	$657,288	$985,931

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

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly Advanced Energy’s financial position as of September 30, 2024, and the results of our operations and cash flows for the three and nine months ended September 30, 2024 and 2023.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 2. ACQUISITIONS

On June 20, 2024, we acquired 100% of the issued and outstanding shares of capital stock of Airity Technologies, Inc. (“Airity”), which is based in Redwood City, California. We accounted for this transaction as a business combination. Airity focuses on high voltage power conversion technologies and products, which broadens our range of targeted applications in our Semiconductor Equipment and Industrial and Medical markets.

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

Fair Value
Cash	$539
Current assets and liabilities, net	457
Property and equipment	42
Deferred tax liability	(2,229)
Intangible assets	4,200
Goodwill (not deductible for tax purposes)	16,601
Total fair value of net assets acquired	$19,610

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 3.    REVENUE

Disaggregation of revenue

The following tables present additional information regarding our revenue:

Revenue by Market

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Semiconductor Equipment	$197,497	$185,033	$565,721	$552,419
Industrial and Medical	76,837	115,226	239,359	365,849
Data Center Computing	80,653	68,286	195,519	187,021
Telecom and Networking	19,230	41,446	66,040	145,250
Total	$374,217	$409,991	$1,066,639	$1,250,539

Revenue by Region

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
North America	$175,691	47.0%	$184,783	45.1%	$482,564	45.2%	$537,241	42.9%
Asia	163,212	43.6	178,190	43.5	467,110	43.8	543,871	43.5
Europe	34,892	9.3	46,088	11.2	115,258	10.8	164,867	13.2
Other	422	0.1	930	0.2	1,707	0.2	4,560	0.4
Total	$374,217	100.0%	$409,991	100.0%	$1,066,639	100.0%	$1,250,539	100.0%

Revenue by Significant Countries

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
United States	$134,614	35.9%	$156,710	38.2%	$371,925	34.9%	$457,325	36.6%
Mexico	40,953	10.9	27,464	6.7	109,768	10.3	77,953	6.2
Taiwan	40,990	11.0	33,136	8.1	119,571	11.2	98,842	7.9
China	28,725	7.7	41,391	10.1	70,298	6.6	132,039	10.6
All others	128,935	34.5	151,290	36.9	395,077	37.0	484,380	38.7
Total	$374,217	100.0%	$409,991	100.0%	$1,066,639	100.0%	$1,250,539	100.0%

We attribute revenue to individual countries and regions based on the customer’s ship to location. Excluding the specific countries listed above, no individual country exceeded 10% of our total consolidated revenues during the periods presented.

Revenue by Category

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product	$332,647	$369,129	$944,279	$1,118,284
Services and other	41,570	40,862	122,360	132,255
Total	$374,217	$409,991	$1,066,639	$1,250,539

Other revenue includes certain spare parts and products sold by our service group.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Significant Customers

During the three months ended September 30, 2024, Applied Materials, Inc. and Lam Research Corporation accounted for 25% and 11%, respectively, of our total revenue. During the nine months ended September 30, 2024, Applied Materials, Inc. and Lam Research Corporation accounted for 27% and 10%, respectively, of our total revenue. During the three and nine months ended September 30, 2023, Applied Materials Inc. accounted for 23% and 21%, respectively, of our total revenue. No other customer’s revenue exceeded 10% of our total revenue in the periods presented.

As of September 30, 2024, the account receivable balance from Applied Materials, Inc. accounted for 28% of our total accounts receivable. As of December 31, 2023, the account receivable balance from Applied Materials, Inc. accounted for 26% of our total accounts receivable. No other customer’s account receivable exceeded 10% of our total accounts receivable in the periods presented.

NOTE 4.    INCOME TAX

The following table summarizes tax provision (benefit) and the effective tax rate for our income (loss) from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from continuing operations, before income tax	$(14,547)	$34,525	$11,796	$106,263
Income tax provision (benefit)	$(400)	$874	$4,552	$13,405
Effective tax rate	(2.7)%	2.5%	38.6%	12.6%

Our effective tax rates differ from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations.

The previously announced Zhongshan, China factory closure impacted our effective tax rate in both the three and nine months ended September 30, 2024. For the nine months ended September 30, 2024, our effective tax rate was higher than the same period in the prior year due to smaller beneficial discrete items in the current period relative to the larger beneficial discrete items in the prior period.

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

	Foreign Currency Translation	Change in Fair Value of Cash Flow Hedges	Defined Employee Benefit Plan	Total
Balance at December 31, 2022	$(12,823)	$11,848	$17,295	$16,320
Other comprehensive income (loss) prior to reclassifications	(196)	595	—	399
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,412)	—	(2,412)
Balance at March 31, 2023	(13,019)	10,031	17,295	14,307
Other comprehensive income (loss) prior to reclassifications	(1,533)	2,555	—	1,022
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,756)	(292)	(3,048)
Balance at June 30, 2023	(14,552)	9,830	17,003	12,281
Other comprehensive income (loss) prior to reclassifications	(5,069)	1,036	—	(4,033)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,858)	—	(2,858)
Balance at September 30, 2023	$(19,621)	$8,008	$17,003	$5,390

	Foreign Currency Translation	Change in Fair Value of Cash Flow Hedges	Defined Employee Benefit Plan	Total
Balance at December 31, 2023	$(10,796)	$5,474	$11,436	$6,114
Other comprehensive income (loss) prior to reclassifications	(6,589)	1,405	—	(5,184)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,785)	—	(2,785)
Balance at March 31, 2024	(17,385)	4,094	11,436	(1,855)
Other comprehensive income (loss) prior to reclassifications	(2,561)	395	—	(2,166)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,751)	(51)	(2,802)
Balance at June 30, 2024	(19,946)	1,738	11,385	(6,823)
Other comprehensive income (loss) prior to reclassifications	10,816	444	(2,228)	9,032
Amounts reclassified from accumulated other comprehensive income (loss)	1,585	(2,182)	477	(120)
Balance at September 30, 2024	$(7,545)	$—	$9,634	$2,089

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Amounts reclassified from accumulated other comprehensive income (loss) to the specific caption within the
Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		To Caption on Consolidated
	2024	2023	2024	2023	Statements of Operations
Foreign currency translation	$1,585	$—	$1,585	$—	Other income (expense), net
Cash flow hedges	(2,182)	(2,858)	(7,718)	(8,026)	Interest expense
Defined employee benefit plan	477	—	426	(292)	Other income (expense), net
Total reclassifications	$(120)	$(2,858)	$(5,707)	$(8,318)

Earnings (Loss) Per Share

The following table summarizes our earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from continuing operations	$(14,147)	$33,651	$7,244	$92,858

Basic weighted-average common shares outstanding	37,532	37,575	37,455	37,541
Dilutive effect of stock awards	—	279	330	301
Diluted weighted-average common shares outstanding	37,532	37,854	37,785	37,842

EPS from continuing operations
Basic EPS	$(0.38)	$0.90	$0.19	$2.47
Diluted EPS	$(0.38)	$0.89	$0.19	$2.45

Anti-dilutive shares not included above
Stock awards	371	27	4	84
Warrants	3,076	3,180	3,212	3,180
Total anti-dilutive shares	3,447	3,207	3,216	3,264

We compute basic earnings per share of common stock (“Basic EPS”) by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.

See Note 18. Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding our Convertible Notes, Note Hedges, and Warrants. For diluted earnings per share of common stock (“Diluted EPS”), we increase the weighted-average number of common shares outstanding during the period, as needed, to include the following:

●	Additional common shares that would have been outstanding if our outstanding stock awards had been converted to common shares using the treasury stock method. We exclude any stock awards that have an anti-dilutive effect;

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

●	Dilutive impact associated with the Convertible Notes using the if-converted method. The Convertible Notes are repayable in cash up to par value and in cash or shares of common stock for the excess over par value. When the stock price is lower than the strike price, there is no dilutive or anti-dilutive impact. Prior to conversion, we do not consider the Note Hedges for purposes of Diluted EPS as their effect would be anti-dilutive. Upon conversion, we expect the Note Hedges to offset the dilutive effect of the Convertible Notes when the stock price is above $137.46 but below $179.76; and
●	Dilutive effect of the Warrants issued concurrently with the Convertible Notes using the treasury stock method. For all periods presented, the Warrants did not increase the weighted-average number of common shares outstanding because the $179.76 exercise price of the Warrants exceeded the average market price of our common stock.

Share Repurchase

To repurchase shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Amount paid or accrued to repurchase shares	$1,770	$40,000	$1,770	$40,000
Number of shares repurchased	19	378	19	378
Average repurchase price per share	$93.58	$105.74	$93.58	$105.74

At September 30, 2024, the remaining amount authorized by the Board of Directors for future share repurchases was $197.4 million with no time limitation.

NOTE 6.     FAIR VALUE MEASUREMENTS

The following tables present information about our assets and liabilities measured at fair value on a recurring basis:

		September 30, 2024
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Certificates of deposit	Other current assets	$—	157	—	$157
Foreign currency forward contracts	Other accrued expenses	$—	168	—	$168
Investments	Other assets	$—	9,668	—	$9,668

		December 31, 2023
Description	Balance Sheet Classification	Level 1	Level 2	Level 3	Total Fair Value
Certificates of deposit	Other current assets	$—	163	—	$163
Interest rate swaps	Other assets	$—	6,995	—	$6,995
Investments	Other assets	$—	5,952	—	$5,952

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

At September 30, 2024 we have $105.9 million foreign currency forward contracts outstanding. There were no foreign currency forward contracts outstanding at December 31, 2023.

Gains and losses related to foreign currency exchange contracts were offset by corresponding gains and losses on the revaluation of the underlying assets and liabilities. Both are included as a component of other income (expense), net in our Consolidated Statements of Operations.

We had interest rate swap contracts that fixed a portion of the interest payments on our Term Loan Facility. The interest rate swap contracts expired on September 10, 2024. In connection with the expiration, there are no longer any related balances for these contracts within accumulated other comprehensive income on the Consolidated Balance Sheets as of September 30, 2024. See Note 16. Long-Term Debt for information regarding the Term Loan Facility.

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

NOTE 8.    ACCOUNTS RECEIVABLE, NET

We record accounts receivable at net realizable value. Our accounts receivable, net balance on the Consolidated Balance Sheets was $259.4 million at September 30, 2024. The following table summarizes the changes in expected credit losses related to receivables:

December 31, 2023	$1,762
Additions	94
Deductions - write-offs, net of recoveries	(399)
September 30, 2024	$1,457

NOTE 9.    INVENTORIES

We value inventories at the lower of cost or net realizable value, computed on a first-in, first-out basis. Components of inventories were as follows:

	September 30,	December 31,
	2024	2023
Parts and raw materials	$273,793	$249,698
Work in process	19,502	14,595
Finished goods	84,445	71,844
Total	$377,740	$336,137

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 10.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	September 30, 2024
	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)
Technology	$100,988	$(69,407)	$31,581	7.1
Customer relationships	170,486	(68,944)	101,542	8.8
Trademarks and other	27,219	(15,052)	12,167	4.9
Total	$298,693	$(153,403)	$145,290	8.1

	December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)
Technology	$97,961	$(60,412)	$37,549	6.8
Customer relationships	168,685	(58,835)	109,850	9.5
Trademarks and other	27,141	(13,062)	14,079	5.6
Total	$293,787	$(132,309)	$161,478	8.5

Amortization expense related to intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$6,772	$7,049	$20,519	$21,186

Estimated future amortization expense related to intangibles is as follows:

Year Ending December 31,
2024 (remaining)	$5,573
2025	22,148
2026	20,063
2027	17,815
2028	16,569
Thereafter	63,122
Total	$145,290

The following table summarizes the changes in goodwill:

December 31, 2023	$283,840
Additions from acquisition	16,601
Foreign currency translation and other	(1,405)
September 30, 2024	$299,036

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 11.    RESTRUCTURING, ASSET IMPAIRMENTS, AND OTHER CHARGES

Details of restructuring, asset impairments, and other charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restructuring	$27,790	$4,709	$27,844	$8,906
Other charges	756	—	1,572	—
Total restructuring, asset impairments, and other charges	$28,546	$4,709	$29,416	$8,906

Restructuring

We have the following restructuring plans in process:

2024 Plan

On July 29, 2024, we approved actions in furtherance of our previously announced manufacturing consolidation initiatives intended to optimize our manufacturing footprint and cost structure, including the previously announced closure of our Zhongshan, China facility (the “2024 Plan”). In connection with the 2024 Plan, we recorded a $28.5 million charge during the third quarter of 2024 primarily associated with expected employment-related charges for, among other things, one-time cash payments for severance, benefits expenses, payroll taxes, and other ancillary costs. The charge includes estimated liabilities for lease termination and facility exit costs, which could be subject to further adjustments. The remaining contractual rental obligations under the lease agreements are recorded in current portion of operating lease liabilities and operating lease liabilities on our Consolidated Balance Sheets.

We expect to incur $1.0 million to $2.0 million in additional charges related to our announced actions and continue to evaluate our operations and cost structure, which could result in incremental restructuring charges in future periods. We anticipate the 2024 Plan will be substantially completed by the second quarter of 2025, with final activities concluding in 2026.

2023 Plan

In 2023, we approved a plan intended to optimize and further consolidate our manufacturing operations and functional support groups as well as a general reduction-in-force to align our expenses to revenue levels (the “2023 Plan”). We expect to incur approximately $1.0 million in additional charges through the second quarter of 2025. We anticipate the 2023 Plan will be substantially completed by the end of 2024, with the final activities concluding in the second quarter of 2025.

2022 Plan

This plan was approved to improve our operating efficiencies and drive the realization of synergies from our business combinations by consolidating our operations, optimizing our factory footprint, including moving certain production into our higher volume factories, reducing redundancies, and lowering our cost structure. The 2022 Plan is now complete.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Changes in restructuring liabilities were as follows:

	2024 Plan	2023 Plan	2022 Plan	Other	Total
December 31, 2023	$—	$14,224	$2,930	$188	$17,342
Costs incurred and charged to expense	28,454	(698)	88	—	27,844
Costs paid	(855)	(7,653)	(3,018)	(188)	(11,714)
Foreign currency translation	457	—	—	—	457
September 30, 2024	$28,056	$5,873	$—	$—	$33,929

$28.3 million of the above restructuring liability is included in other accrued expenses and $5.6 million is included in other long-term liabilities on our Consolidated Balance Sheets.

Charges related to our restructuring plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Severance and related charges	$27,356	$4,709	$27,410	$8,906
Facility relocation and closure charges	434	—	434	—
Total restructuring charges	$27,790	$4,709	$27,844	$8,906

	Cumulative Cost Through
	September 30, 2024
	2024 Plan	2023 Plan	2022 Plan	Total
Severance and related charges	$28,020	$16,405	$14,075	$58,500
Facility relocation and closure charges	434	—	—	434
Total restructuring charges	$28,454	$16,405	$14,075	$58,934

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

We include warranty obligation in other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

December 31, 2023	$4,007
Net increases to accruals	2,088
Warranty expenditures	(1,640)
Effect of changes in exchange rates	155
September 30, 2024	$4,610

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 13.    LEASES

Components of total operating lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$5,859	$5,629	$17,575	$16,965
Short-term and variable lease cost	897	1,100	2,474	3,170
Total operating lease cost	$6,756	$6,729	$20,049	$20,135

Estimated future payments on our operating lease liabilities are as follows:

Year Ending December 31,
2024 (remaining)	$6,127
2025	22,557
2026	17,077
2027	13,616
2028	13,171
Thereafter	50,930
Total lease payments	123,478
Less: Interest	(24,854)
Present value of lease liabilities	$98,624

In addition to the above, we have lease agreements with total payments of $32.8 million that commence on various dates in 2024 and 2025 and extend through 2040.

In connection with the closure of our Zhongshan, China facility under the 2024 Plan (see Note 11. Restructuring, Asset Impairments, and Other Charges), we expect to terminate the facility’s lease agreement before its expiration. During the third quarter of 2024, we reduced both the operating lease right-of-use asset and operating lease liability by $20.7 million.

The following tables present additional information about our lease agreements:

	September 30,	December 31,
	2024	2023
Weighted average remaining lease term (in years)	7.8	8.3
Weighted average discount rate	5.5%	5.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for operating leases	$5,823	$5,683	$17,476	$17,290
Right-of-use assets obtained in exchange for operating lease liabilities	$7,367	$9,271	$25,784	$11,900

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 14.    STOCK-BASED COMPENSATION

The Compensation Committee of our Board of Directors administers our stock plans. As of September 30, 2024, we had two active stock-based incentive compensation plans: the Amended and Restated 2023 Omnibus Incentive Plan (the “2023 Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The 2023 Incentive Plan was approved by stockholders on April 27, 2023 and amended and restated on November 2, 2023. We issue all new equity compensation grants under the 2023 Incentive Plan; however, outstanding awards previously issued under now inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2023 Incentive Plan provides for the grant of awards including stock options, stock appreciation rights, performance stock units, performance units, stock, restricted stock, restricted stock units, and cash incentive awards.

The following table summarizes information related to our stock-based incentive compensation plans:

September 30, 2024
Shares available for future issuance under the 2023 Incentive Plan	1,809
Shares available for future issuance under the ESPP	556

Stock-Based Compensation Expense

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. During the nine months ended September 30, 2024, stock-based compensation expense includes $1.8 million related to a modification for accounting purposes of prior awards. Stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$11,914	$8,075	$34,303	$22,813

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

Changes in our RSUs were as follows:

	Nine Months Ended September 30, 2024
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
RSUs outstanding at beginning of period	917	$85.96
RSUs granted	546	$104.79
RSUs vested	(286)	$90.22
RSUs forfeited	(87)	$77.73
RSUs outstanding at end of period	1,090	$94.92

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

	Nine Months Ended September 30, 2024
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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

NOTE 16. LONG-TERM DEBT

Long-term debt on our Consolidated Balance Sheets consists of the following:

	September 30,	December 31,
	2024	2023
Convertible Notes due 2028	$575,000	$575,000
Term Loan Facility	—	355,000
Gross long-term debt, including current maturities	575,000	930,000
Less: debt discount	(11,000)	(14,321)
Net long-term debt, including current maturities	564,000	915,679
Less: current maturities	—	(20,000)
Net long-term debt	$564,000	$895,679

For all periods presented, we were in compliance with the covenants under all debt agreements.

The following table summarizes interest expense related to our debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$5,736	$3,528	$18,403	$8,818
Amortization of debt issuance costs	794	245	2,469	509
Capitalized interest	(157)	—	(428)	—
Total interest expense related to debt	$6,373	$3,773	$20,444	$9,327

Credit Agreement

Our credit agreement dated as of September 10, 2019, as amended (the “Credit Agreement”) consist of a senior unsecured term loan facility (“Term Loan Facility”) and a senior unsecured revolving facility (“Revolving Facility”), both maturing on September 9, 2026. On September 9, 2024, we entered into an amendment to the Credit Agreement to increase the capacity on the Revolving Facility from $200.0 million to $600.0 million. This amendment was in connection with the concurrent prepayment, using existing cash on hand, of the full $345.0 million outstanding principal balance under our Term Loan Facility.

For all periods presented, no amounts were outstanding on the Revolving Facility. The following table summarizes our availability to withdraw on the Revolving Facility:

	September 30,	December 31,
	2024	2023
Available capacity on Revolving Facility	$600,000	$200,000

In addition to our available capacity on the Revolving Facility, prior to the maturity date of the Credit Agreement, we may request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million. Any requested increase is subject to lender approval.

The interest rate swap contracts previously entered into relative to the Term Loan Facility expired on September 10, 2024. Should we have future borrowings under the Term Loan Facility or Revolving Facility, they will bear interest, at our option, at a rate based on the Base Rate or SOFR, as defined in the Credit Agreement, plus an applicable margin.

Convertible Senior Notes due 2028

On September 12, 2023, we completed a private, unregistered offering of $575.0 million aggregate principal amount of 2.50% convertible senior notes due 2028 (“Convertible Notes”).

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

The $564.0 million remaining outstanding principal amount of the Convertible Notes, net of unamortized issuance costs, continues to be classified as long-term debt as none of the conversion triggers occurred as of September 30, 2024. The redemption price is 100% of the principal amount plus accrued and unpaid interest. The Convertible Notes mature on September 15, 2028, unless earlier repurchased, redeemed, or converted. Interest is payable semi-annually in arrears in March and September.

Concurrent with the Convertible Notes issuance, we entered into hedges and sold warrants with respect to our common stock. In combination, the hedges and warrants synthetically increase the initial conversion price on the Convertible Notes from $137.46 to $179.76, reducing the potential dilutive effect.

We use level 2 measurements to estimate the fair value of our debt. As of September 30, 2024, we estimate the fair value of our Convertible Notes to be $598.2 million.

NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER DISCLOSURES

Certain of our cash and non-cash activities were as follows:

	Nine Months Ended September 30,
	2024	2023
Non-cash investing activities:
Capital expenditures in accounts payable and other accrued expenses	$7,200	$7,699
Cash paid for:
Interest expense	$17,975	$8,060
Income taxes	$29,041	$45,040
Cash received from income taxes	$1,627	$828
Depreciation expense	$31,305	$28,578

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

Risks and uncertainties to which our forward-looking statements are subject include:

●	volatility and business fluctuations in the industries in which we compete;
●	our ability to achieve design wins with new and existing customers;
●	our ability to accurately forecast and meet customer demand;
●	risks related to global economic conditions, such as the impact of escalating global conflicts on macroeconomic conditions, economic uncertainty, market volatility, rising interest rates, inflation, or recession;
●	risks inherent in our international operations, including the effect of trade and export controls, political and geographical risks, the impact of tariffs on our supply or products, and fluctuations in currency exchange rates;
●	concentration of our customer base;
●	risks associated with breach of our information security measures;
●	our loss of or inability to attract and retain key personnel;
●	disruptions to our manufacturing operations or those of our customers or suppliers;
●	risks associated with our manufacturing footprint optimization and movement of manufacturing locations for certain products;
●	our ability to successfully identify, close, integrate and realize anticipated benefits from our acquisitions;
●	quality issues or unanticipated costs in fulfilling our warranty obligations (including our discontinued solar inverter product line), and adequacy of our warranty reserves;
●	our ability to enforce, protect and maintain our proprietary technology and intellectual property rights;
●	our ability to achieve cost savings, profitability, and gross margin goals;
●	changes to tax laws and regulations or our tax rates;

●	changes in federal, state, local and foreign regulations, including with respect to privacy and data protection, and environmental regulation;
●	effect of our debt obligations and restrictive covenants on our ability to operate our business;
●	customer price sensitivity;
●	risks related to our unfunded pension obligations;
●	restructuring and severance activities;
●	legal matters, claims, investigations, and proceedings;
●	our estimates of the fair value of intangible assets; and
●	the potential impact of dilution related to our convertible debt, hedge, and warrant transactions.

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

Recent Events

Airity Acquisition

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

2024 Restructuring Plan

In July 2024, we approved further manufacturing consolidation initiatives, including the previously announced closure of our Zhongshan, China facility. In connection with the 2024 Plan, we recorded a $28.5 million charge primarily associated with expected employment-related charges and facility exit costs. We expect to incur $1.0 million to $2.0 million in additional charges related to our announced actions and continue to evaluate our operations and cost structure, which could result in incremental restructuring charges in future periods. For additional information, see Note 11. Restructuring, Asset Impairments, and Other Charges in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

Credit Agreement Amendment

On September 9, 2024, we used existing cash on hand to prepay the full $345.0 million outstanding principal balance under our Term Loan Facility. As of September 30, 2024, our only outstanding debt is the Convertible Notes due in 2028. On the same date, we entered into an additional amendment to the Credit Agreement to increase the capacity on the Revolving Facility from $200.0 million to $600.0 million. See Note 16. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for additional information.

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

Our network of global service support centers provides repair services, calibration, conversions, upgrades, refurbishments, and used equipment to companies that use our products.

End Markets Summary

The demand environment in each of our markets is impacted by macroeconomic conditions, various market trends, customer buying patterns, design wins, and other factors. Although we are currently experiencing a lower demand environment in certain markets, we continue to believe that the long-term market growth drivers support our long-term strategy, research and development efforts, and capital investments. However, in the short-term it is unclear how certain macroeconomic conditions, including the effect of higher interest rates impacting end customers’ capital investment, the timing of inventory digestion, and customer buying patterns, will affect customer demand and our revenue.

Semiconductor Equipment Market

The Semiconductor Equipment market is slowly recovering from a cyclical downturn, which began in the fourth quarter of 2022. Since the market bottomed in 2023, demand had modestly recovered in the first nine months of 2024, but a number of external factors continued to limit the market, including unfavorable macroeconomic conditions, prolonged weak demand for consumer electronics, low fab utilization, and U.S. export restrictions to China.

We continue to believe the long-term growth drivers will support cyclical growth for this market as more manufacturing capacity is needed to support increasing demand for semiconductor devices and related capital equipment.

Industrial and Medical Market

Beginning in the second half of 2023, the impact of weaker macroeconomic conditions started to impact demand for our products in the Industrial and Medical Market. In addition, in the first nine months of 2024, elevated inventory levels of our products following the supply chain crisis and extended lead times resulted in high levels of inventory rebalancing by our customers. We expect these factors will continue to limit our revenue levels in the near term, but we believe the long-term growth drivers will enable growth to return to this market after end markets recover and our customer inventories return to normal levels.

Data Center Computing Market

The Data Center Computing Market experienced weak demand starting in the first quarter of 2023 and continued until the first quarter of 2024, driven by reduced investments of our hyperscale customers, lower demand for Enterprise systems and the timing impact of large customer orders on our revenues. Starting in the second quarter of 2024, demand rebounded from both our hyperscale and enterprise customers, driven by accelerated investments in artificial intelligence and improved demand in the traditional server market, which we expect to continue for several quarters.

Telecom and Networking Market

Starting in 2023, leading companies in both the telecom and networking markets reported weakening demand. However, improved supply of critical components in 2023 drove higher customer orders and more than offset weakening market conditions, which continued in 2024. As end demand softens and customers rebalance their elevated inventory levels of our products, demand for our products declined meaningfully in the first nine months of 2024, which we expect to continue for several quarters.

Results of Continuing Operations

The analysis presented below is organized to provide the information we believe will be helpful for an understanding of our historical performance and relevant trends going forward and should be read in conjunction with our “Unaudited Consolidated Financial Statements” in Part I, Item 1 of this report, including the notes thereto. Also included in the following analysis are measures that are not prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). A reconciliation of the non-GAAP measures to U.S. GAAP is provided below.

The following table sets forth certain data derived from our Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue	$374,217	100.0%	$409,991	100.0%	$1,066,639	100.0%	$1,250,539	100.0%
Gross profit	134,068	35.8	147,341	35.9	374,638	35.1	449,532	35.9
Operating expenses	145,116	38.8	117,280	28.6	372,041	34.9	349,608	28.0
Operating income (loss) from continuing operations	(11,048)	(3.0)	30,061	7.3	2,597	0.2	99,924	8.0
Interest income	11,018	2.9	6,396	1.6	35,782	3.4	14,282	1.1
Interest expense	(6,378)	(1.7)	(3,780)	(0.9)	(20,461)	(1.9)	(9,368)	(0.7)
Other income (expense), net	(8,139)	(2.2)	1,848	0.5	(6,122)	(0.6)	1,425	0.1
Income (loss) from continuing operations, before income tax	(14,547)	(3.9)	34,525	8.4	11,796	1.1	106,263	8.5
Income tax provision (benefit)	(400)	(0.1)	874	0.2	4,552	0.4	13,405	1.1
Income (loss) from continuing operations	$(14,147)	(3.8)%	$33,651	8.2%	$7,244	0.7%	$92,858	7.4%

Revenue

The following tables summarize net sales and percentages of net sales, by markets (in thousands):

	Three Months Ended September 30,				Change 2024 v. 2023
	2024		2023		Dollar	Percent
Semiconductor Equipment	$197,497	52.8%	$185,033	45.1%	$12,464	6.7%
Industrial and Medical	76,837	20.5	115,226	28.1	(38,389)	(33.3)%
Data Center Computing	80,653	21.6	68,286	16.7	12,367	18.1%
Telecom and Networking	19,230	5.1	41,446	10.1	(22,216)	(53.6)%
Total	$374,217	100.0%	$409,991	100.0%	$(35,774)	(8.7)%

	Nine Months Ended September 30,				Change 2024 v. 2023
	2024		2023		Dollar	Percent
Semiconductor Equipment	$565,721	53.0%	$552,419	44.2%	$13,302	2.4%
Industrial and Medical	239,359	22.4	365,849	29.3	(126,490)	(34.6)%
Data Center Computing	195,519	18.3	187,021	15.0	8,498	4.5%
Telecom and Networking	66,040	6.3	145,250	11.5	(79,210)	(54.5)%
Total	$1,066,639	100.0%	$1,250,539	100.0%	$(183,900)	(14.7)%

Total revenues in the three month period decreased from the same period in the prior year due to customer inventory rebalancing, resulting in lower demand in our Industrial and Medical and Telecom and Networking markets. This offset a modest revenue recovery in the Semiconductor Equipment market from the trough level a year ago and a demand recovery in the Data Center Computing market.

Total revenues in the nine month period decreased from the same periods in the prior year due primarily to customer inventory rebalancing, resulting in lower demand in our Industrial and Medical and Telecom and Networking markets. The Semiconductor Equipment market modestly recovered from the cyclical trough in 2023, and revenue in the Data Center Computing market was impacted by weak demand in the first quarter followed by a rebound beginning in the second and third quarter driven by investments in artificial intelligence.

Revenue by Market

	Three Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Semiconductor Equipment	$197,497	$185,033	$12,464	6.7%

	Nine Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Semiconductor Equipment	$565,721	$552,419	$13,302	2.4%

The increase in Semiconductor Equipment revenue for the three month period was primarily due to improved demand for our products compared to the same period in the prior year. The revenue for the nine month period modestly increased from the cyclical trough in 2023.

	Three Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Industrial and Medical	$76,837	$115,226	$(38,389)	(33.3)%

	Nine Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Industrial and Medical	$239,359	$365,849	$(126,490)	(34.6)%

The decrease in Industrial and Medical revenues for both the three and nine month periods was primarily due to lower demand and customers working down their elevated inventories compared to a record year in 2023 and shortened lead times following the supply chain crisis.

	Three Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Data Center Computing	$80,653	$68,286	$12,367	18.1%

	Nine Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Data Center Computing	$195,519	$187,021	$8,498	4.5%

The increase in Data Center Computing revenue for the three and nine month periods was due to increased hyperscale investments mostly driven by artificial intelligence adoption, and, to a lesser degree, a recovery in demand for traditional enterprise servers.

	Three Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Telecom and Networking	$19,230	$41,446	$(22,216)	(53.6)%

	Nine Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Telecom and Networking	$66,040	$145,250	$(79,210)	(54.5)%

The decrease in Telecom and Networking revenues for both the three and nine month periods was due to the prior year benefit of improved supply of critical components. This enabled fulfillment of outstanding orders in 2023, which did not continue in 2024. In addition, we experienced a slow demand environment and inventory rebalancing from our customers, which we expect to continue.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Gross profit	$134,068	$147,341	$(13,273)	(9.0)%
Gross margin	35.8%	35.9%

	Nine Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Gross profit	$374,638	$449,532	$(74,894)	(16.7)%
Gross margin	35.1%	35.9%

For both the three and nine month periods, the decrease in gross profit was largely due to the decline in revenue and higher operating costs based on investments made in 2023. Gross margin declined in both periods due to the decline in volume, which drove manufacturing utilization lower. This was partially offset by more favorable product mix, savings realized from our restructuring programs, and lower premiums paid for scarce parts.

Operating Expenses

The following table summarizes our operating expenses (in thousands) and as a percentage of revenue:

	Three Months Ended September 30,
	2024		2023
Research and development	$53,561	14.3%	$50,391	12.3%
Selling, general, and administrative	56,237	15.0	55,131	13.4
Amortization of intangible assets	6,772	1.8	7,049	1.7
Restructuring, asset impairments, and other charges	28,546	7.6	4,709	1.1
Total operating expenses	$145,116	38.8%	$117,280	28.6%

	Nine Months Ended September 30,
	2024		2023
Research and development	$155,732	14.6%	$153,414	12.3%
Selling, general, and administrative	166,374	15.6	166,102	13.3
Amortization of intangible assets	20,519	1.9	21,186	1.7
Restructuring, asset impairments, and other charges	29,416	2.8	8,906	0.7
Total operating expenses	$372,041	34.9%	$349,608	28.0%

Research and Development

	Three Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Research and development	$53,561	$50,391	$3,170	6.3%

	Nine Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Research and development	$155,732	$153,414	$2,318	1.5%

During the three and nine month periods we experienced an increase in R&D related to higher stock-based compensation expense as well as higher program and materials cost compared to the same periods in the prior year. This was partially offset by lower variable compensation cost.

Selling, General and Administrative

	Three Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Selling, general, and administrative	$56,237	$55,131	$1,106	2.0%

	Nine Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Selling, general, and administrative	$166,374	$166,102	$272	0.2%

Selling, general, and administrative expense remained constant due to actions taken to control costs, including headcount reduction and lower variable employee compensation, partially offset by higher stock-based compensation cost.

Amortization of Intangibles Assets

	Three Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Amortization of intangible assets	$6,772	$7,049	$(277)	(3.9)%

	Nine Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Amortization of intangible assets	$20,519	$21,186	$(667)	(3.1)%

Amortization expense remained constant. We acquired new intangible assets in the Airity acquisition, but this was offset by certain other intangible assets reaching the end of their estimated useful life.

Restructuring, Asset Impairments and Other Charges

	Three Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Restructuring, asset impairments, and other charges	$28,546	$4,709	$23,837	506.2%

	Nine Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Restructuring, asset impairments, and other charges	$29,416	$8,906	$20,510	230.3%

The increase in restructuring, asset impairments, and other charges is primarily driven by the timing of our restructuring plan decisions.

2024 Plan

In July 2024, we approved further manufacturing consolidation initiatives, including the previously announced closure of our Zhongshan, China facility. In connection with the 2024 Plan, we recorded a $28.5 million charge primarily associated with expected employment-related charges and facility exit costs. We expect to incur $1.0 million to $2.0 million in additional charges related to our announced actions and continue to evaluate our operations and cost structure, which could result in incremental restructuring charges in future periods.

For additional information about this and prior year restructuring plans, see Note 11. Restructuring, Asset Impairments, and Other Charges in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

Interest Income, Interest Expense, and Other Income (Expenses), net

	Three Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Interest income	$11,018	$6,396	$4,622	72.3%
Interest expense	$(6,378)	$(3,780)	$(2,598)	68.7%
Other income (expense), net	$(8,139)	$1,848	$(9,987)	540.4%

	Nine Months Ended September 30,		Change 2024 v. 2023
	2024	2023	Dollar	Percent

	(in thousands)
Interest income	$35,782	$14,282	$21,500	150.5%
Interest expense	$(20,461)	$(9,368)	$(11,093)	118.4%
Other income (expense), net	$(6,122)	$1,425	$(7,547)	529.6%

We experienced an increase in interest income on higher cash balances, due in part to proceeds from the issuance of the Convertible Notes in the third quarter of 2023, our ability to concentrate cash in investment accounts, and higher short term market interest rates.

Interest expense increased due to interest associated with the Convertible Notes and a higher interest rate on the portion of our Term Loan Facility subject to a variable interest rate. We prepaid in full the Term Loan Facility on September 9, 2024, and the interest rate swap contracts expired on September 10, 2024. Should we have future borrowings under our Term Loan Facility or Revolving Facility, those borrowings would be subject to a variable rate.

See Note 16. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for information regarding our debt.

Other income (expense), net consists primarily of foreign exchange gains and losses and other miscellaneous items. We had unrealized foreign exchange losses during the three and nine months ended September 30, 2024 compared to unrealized gains in the same periods in the prior year. Additionally, during the three months ended September 30, 2024, we incurred costs associated with foreign currency translation adjustments related to liquidated foreign operations and debt discount and fees associated with our Term Loan Facility prepayment. There were no such costs during the same periods in the prior year.

Income Tax

The following table summarizes tax provision (benefit) (in thousands) and the effective tax rate for our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from continuing operations, before income tax	$(14,547)	$34,525	$11,796	$106,263
Income tax provision (benefit)	$(400)	$874	$4,552	$13,405
Effective tax rate	(2.7)%	2.5%	38.6%	12.6%

Our effective tax rates differ from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations.

The previously announced Zhongshan, China factory closure impacted our effective tax rate in both the three and nine months ended September 30, 2024. For the nine months ended September 30, 2024, our effective tax rate was higher than the same period in the prior year due to smaller beneficial discrete items in the current period relative to the larger beneficial discrete items in the prior period.

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

Reconciliation of non-GAAP measure
Operating expenses and operating income from continuing	Three Months Ended September 30,		Nine Months Ended September 30,
operations, excluding certain items (in thousands)	2024	2023	2024	2023
Gross profit from continuing operations, as reported	$134,068	$147,341	$374,638	$449,532
Adjustments to gross profit:
Stock-based compensation	1,046	615	2,931	1,587
Facility expansion, relocation costs and other	868	171	2,337	1,188
Acquisition-related costs	—	44	(13)	194
Non-GAAP gross profit	135,982	148,171	379,893	452,501
Non-GAAP gross margin	36.3%	36.1%	35.6%	36.2%

Operating expenses from continuing operations, as reported	145,116	117,280	372,041	349,608
Adjustments:
Amortization of intangible assets	(6,772)	(7,049)	(20,519)	(21,186)
Stock-based compensation	(10,868)	(7,460)	(31,372)	(21,226)
Acquisition-related costs	(1,581)	(611)	(4,781)	(2,654)
Facility expansion, relocation costs and other	(488)	—	(488)	—
Restructuring, asset impairments, and other charges	(28,546)	(4,898)	(29,416)	(9,095)
Non-GAAP operating expenses	96,861	97,262	285,465	295,447
Non-GAAP operating income	$39,121	$50,909	$94,428	$157,054
Non-GAAP operating margin	10.5%	12.4%	8.9%	12.6%

Reconciliation of non-GAAP measure
Income from continuing operations, excluding certain items	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Income (loss) from continuing operations, less non-controlling interest, net of income tax	$(14,147)	$33,651	$7,244	$92,858
Adjustments:
Amortization of intangible assets	6,772	7,049	20,519	21,186
Acquisition-related costs	1,581	655	4,768	2,848
Facility expansion, relocation costs, and other	1,356	171	2,825	1,188
Restructuring, asset impairments, and other charges	28,546	4,898	29,416	9,095
Unrealized foreign currency loss (gain)	3,993	(1,604)	691	(2,817)
Other costs included in other income (expense), net	3,665	(1,516)	3,665	(1,516)
Tax effect of non-GAAP adjustments, including certain discrete tax benefits	(4,172)	(1,101)	(5,292)	(3,273)
Non-GAAP income, net of income tax, excluding stock-based compensation	27,594	42,203	63,836	119,569
Stock-based compensation, net of tax	9,412	6,299	27,099	17,794
Non-GAAP income, net of income tax	$37,006	$48,502	$90,935	$137,363

Reconciliation of non-GAAP measure
Weighted-average common shares adjusted for stock awards	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Diluted weighted-average common shares outstanding	37,532	37,854	37,785	37,842
Dilutive effect of stock awards	360	-	-	-
Non-GAAP diluted weighted-average common shares outstanding	37,892	37,854	37,785	37,842

Reconciliation of non-GAAP measure	Three Months Ended September 30,		Nine Months Ended September 30,
Per share earnings excluding certain items	2024	2023	2024	2023
Diluted earnings (loss) per share from continuing operations, as reported	$(0.38)	$0.89	$0.19	$2.45
Add back:
Per share impact of non-GAAP adjustments, net of tax	1.36	0.39	2.22	1.18
Non-GAAP earnings per share	$0.98	$1.28	$2.41	$3.63

Liquidity and Capital Resources

Liquidity

Adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity continue to be our available cash, cash generated from operations, and available borrowing capacity under the Revolving Facility (defined in Note 16. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements”).

As of September 30, 2024, our cash and cash equivalents totaled $657.3 million, while our available funding under our Revolving Facility was $600.0 million. Additionally, we generated $50.3 million of cash flow from continuing operations in the nine months ended September 30, 2024. We believe our sources of liquidity will be adequate to meet anticipated debt service, share repurchase programs, and dividends. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures to reflect the current market conditions and our projected revenue and demand. Our capital expenditures are primarily directed towards manufacturing and operations and can materially influence our available cash for other initiatives.

In addition, we may seek additional debt or equity financing from time to time; however, such additional financing may not be available on acceptable terms, if at all.

Debt

On September 9, 2024, we used existing cash on hand to prepay the full $345.0 million outstanding principal balance under our Term Loan Facility. On the same date, we entered into an additional amendment to the Credit Agreement to increase the capacity on the Revolving Facility from $200.0 million to $600.0 million.

As of September 30, 2024, our only outstanding debt is the $575.0 million Convertible Notes, which mature on September 15, 2028 and carry a 2.5% interest rate.

See Note 16. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for additional information.

The interest rate swap contracts previously entered into related to the Term Loan Facility expired on September 10, 2024. Should we have future borrowings under our Term Loan Facility or Revolving Facility, those borrowings would be subject to a variable rate.

As of September 30, 2024, no amounts were outstanding under the Revolving Facility, and we had $600.0 million in available funding.

In addition to the available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million. Any requested increase is subject to lender approval.

For more information see Note 16. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

Dividends

During the nine months ended September 30, 2024, we paid quarterly cash dividends of $0.10 per share, totaling $11.5 million. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Cash Flows

A summary of our cash from operating, investing, and financing activities is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash from operating activities from continuing operations	$50,250	$128,240
Net cash used in operating activities from discontinued operations	(2,191)	(3,307)
Net cash from operating activities	48,059	124,933
Net cash used in investing activities	(60,505)	(50,229)
Net cash used in financing activities	(374,433)	454,204
Effect of currency translation on cash and cash equivalents	(389)	(1,795)
Net change in cash and cash equivalents	(387,268)	527,113
Cash and cash equivalents, beginning of period	1,044,556	458,818
Cash and cash equivalents, end of period	$657,288	$985,931

Operating Activities

Net cash from operating activities from continuing operations for the nine months ended September 30, 2024 was $50.3 million, as compared to $128.2 million for the same period in the prior year. This $77.9 million decrease was primarily due to lower net income from continuing operations. Additionally, during the current year, we had a significant use of cash for inventories due to a strategic inventory buildup as well as lower cash flow from accounts receivable as a result of a decline in revenue. In addition, we had unfavorable changes in accounts payable, accrued expenses, and other liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $60.5 million, primarily driven by the following:

●	$44.0 million in purchases of property and equipment largely driven by investments in our manufacturing footprint and capacity;
●	$13.8 million for the Airity acquisition; and
●	$2.7 million in purchases of investments.

Net cash used in investing activities for the nine months ended September 30, 2023 was $50.2 million, primarily driven by the following:

●	$46.8 million in purchases of property and equipment largely driven by investments in our manufacturing footprint and capacity; and
●	$3.4 million in purchases of investments.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 was $374.4 million and included the following:

●	$355.0 million for repayment of long-term debt;

●	$11.5 million for dividend payments;
●	$1.8 million for repurchase of common stock; and
●	$6.0 million in net payments related to stock-based award activities.

Net cash from financing activities for the nine months ended September 30, 2023 was $454.2 million and included the following:

●	$562.0 million net proceeds from issuance of long-term debt;
●	$74.9 million proceeds from the sale of Warrants;
●	$115.0 million for purchase of Note Hedges;
●	$40.0 million for repurchase of common stock;
●	$15.0 million for repayment of long-term debt;
●	$11.4 million for dividend payments; and
●	$1.3 million in net payments related to stock-based award activities.

Effect of Currency Translation on Cash

During the nine months ended September 30, 2024, foreign currency translation had a minimal impact on cash. See “Foreign Currency Exchange Rate Risk” in Part I, Item 3 for more information.

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

The functional currencies of our worldwide facilities primarily include the United States Dollar, Euro, South Korean Won, New Taiwan Dollar, Japanese Yen, Pound Sterling, and Chinese Yuan. We are subject to risks associated with revenue and purchasing activities and costs to operate that are denominated in currencies other than our functional currencies, such as the Singapore Dollar, Malaysian Ringgit, Mexican Peso, Philippine Peso, and Thai Baht. Historically, the impact of changes to these particular exchange rates has not been material to our operating results.

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

Interest Rate Risk

At the present time, a change in interest rates does not have an impact upon our future earnings and cash flow because our only outstanding debt is the Convertible Notes, which carry a fixed 2.5% interest rate. However, increases in interest rates could impact the decision to borrow under our Credit Agreement, ability to refinance existing maturities, and acquire additional debt on favorable terms.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

Our assessment of the effectiveness of internal control over financial reporting excludes Airity, which we acquired in a business combination on June 20, 2024. See Note 2. Acquisitions in Part I, Item 1 “Unaudited Consolidated Financial Statements.” Airity’s total assets and total revenue excluded from management’s assessment represent less than 1% of the related consolidated financial statement amounts as of September 30, 2024.

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

The following table summarizes these repurchases during the three months ended September 30, 2024:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

	(in thousands, except price per share data)
July 1 to July 31, 2024	—	$—	—	$199,192
August 1 to August 31, 2024	—	$—	—	$199,192
September 1 to September 30, 2024	19	$93.58	19	$197,404

At September 30, 2024, the remaining amount authorized by the Board of Directors for future share repurchases was $197.4 million with no time limitation.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

None

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “Non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 6.       EXHIBITS

The exhibits listed in the following index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Amendment No. 4 to Credit Agreement by and among Advanced Energy Industries, Inc., the guarantors party thereto, Bank of America, NA as the administrative agent, and the lenders party thereto	8-K	000-26966	10.1	Sep. 11, 2024

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document.				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document.				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document.				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document.				Filed herewith

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in Exhibit 101)				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	October 30, 2024	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President

/s/ Bernard R. Colpitts, Jr.
Bernard R. Colpitts, Jr.
Chief Accounting Officer and Controller