Form 10-Q
period 2025-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2025-04-30
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 29, 2025, there were 37,655,384 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In millions, except per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$723.0	$722.1
Accounts receivable, net	276.7	265.3
Inventories	368.8	360.4
Other current assets	45.7	41.5
Total current assets	1,414.2	1,389.3
Property and equipment, net	193.8	185.6
Operating lease right-of-use assets	104.4	96.3
Other assets	158.5	155.3
Intangible assets, net	134.0	139.4
Goodwill	297.3	296.0
TOTAL ASSETS	$2,302.2	$2,261.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156.7	$143.5
Accrued payroll and employee benefits	47.6	67.9
Other accrued expenses	81.5	73.6
Customer deposits and other	14.2	11.5
Current portion of operating lease liabilities	19.2	17.8
Total current liabilities	319.2	314.3
Long-term debt, net	565.4	564.7
Operating lease liabilities	96.7	89.2
Defined employee benefit pension plan	51.4	49.6
Other long-term liabilities	35.1	37.5
Total liabilities	1,067.8	1,055.3

Deferred compensation	4.1	3.5
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.001 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70.0 shares authorized; 37.9 and 37.7 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock associated with deferred compensation plan	(2.6)	(0.9)
Additional paid-in capital	193.3	189.1
Accumulated other comprehensive loss	(7.3)	(11.8)
Retained earnings	1,046.9	1,026.7
Total stockholders' equity	1,230.3	1,203.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,302.2	$2,261.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue, net	$404.6	$327.5
Cost of revenue	254.1	214.6
Gross profit	150.5	112.9

Operating expenses:
Research and development	54.2	49.8
Selling, general, and administrative	59.0	55.1
Amortization of intangible assets	5.5	6.9
Restructuring, asset impairments, and other charges	1.2	0.2
Total operating expenses	119.9	112.0
Operating income	30.6	0.9

Interest income	6.9	12.6
Interest expense	(4.2)	(7.1)
Other income (expense), net	(3.4)	1.4
Income from continuing operations, before income tax	29.9	7.8
Income tax provision	5.0	1.8
Income from continuing operations	24.9	6.0
Loss from discontinued operations, net of income tax	(0.2)	(0.6)
Net income	$24.7	$5.4

Basic weighted-average common shares outstanding	37.6	37.4
Diluted weighted-average common shares outstanding	38.1	37.7

Earnings (loss) per share:
Continuing operations:
Basic earnings per share	$0.66	$0.16
Diluted earnings per share	$0.65	$0.16
Discontinued operations:
Basic loss per share	$(0.01)	$(0.02)
Diluted loss per share	$(0.01)	$(0.02)
Net income:
Basic earnings per share	$0.66	$0.14
Diluted earnings per share	$0.65	$0.14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Three Months Ended March 31,
	2025	2024
Net income	$24.7	$5.4
Other comprehensive income (loss), net of income tax
Foreign currency translation	4.6	(6.6)
Cash flow hedges	—	(1.4)
Defined employee benefit plan	(0.1)	—
Comprehensive income (loss)	$29.2	$(2.6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders' Equity

(In millions, except per share amounts)

	Common Stock
			Common Stock		Accumulated
			Associated with	Additional	Other		Total
			Deferred	Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Compensation Plan	Capital	Income (Loss)	Earnings	Equity
Balances, December 31, 2023	37.3	$—	$—	$148.3	$6.1	$989.7	$1,144.1
Stock issued from equity plans	0.1	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	10.6	—	—	10.6
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.8)	(3.8)
Other comprehensive loss	—	—	—	—	(8.0)	—	(8.0)
Deferred compensation	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	—	5.4	5.4
Balances, March 31, 2024	37.4	$—	$—	$153.7	$(1.9)	$991.3	$1,143.1

Balances, December 31, 2024	37.7	$—	$(0.9)	$189.1	$(11.8)	$1,026.7	$1,203.1
Stock issued from equity plans	0.2	—	—	(9.1)	—	—	(9.1)
Stock-based compensation	—	—	—	11.6	—	—	11.6
Share repurchases	—	—	—	—	—	(0.9)	(0.9)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.8)	(3.8)
Other comprehensive income	—	—	—	—	4.5	—	4.5
Deferred compensation	—	—	—	—	—	0.2	0.2
Common shares issued to deferred compensation plan	—	—	(1.7)	1.7	—	—	—
Net income	—	—	—	—	—	24.7	24.7
Balances, March 31, 2025	37.9	$—	$(2.6)	$193.3	$(7.3)	$1,046.9	$1,230.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In millions)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24.7	$5.4
Less: loss from discontinued operations, net of income tax	(0.2)	(0.6)
Income from continuing operations, net of income tax	24.9	6.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16.1	17.0
Stock-based compensation	13.0	11.0
Amortization and write off of debt issuance costs and debt discount	0.7	0.8
Other	0.4	(0.6)
Changes in operating assets and liabilities, net of assets acquired
Accounts receivable, net	(10.7)	33.4
Inventories	(7.3)	(26.8)
Other assets	(5.0)	2.6
Accounts payable	15.4	(3.0)
Operating lease right-of-use assets and operating lease liabilities, net	0.8	(0.9)
Other liabilities and accrued expenses	(19.1)	(31.5)
Net cash from operating activities from continuing operations	29.2	8.0
Net cash from operating activities from discontinued operations	(0.3)	(0.7)
Net cash from operating activities	28.9	7.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term investments	(1.2)	(2.1)
Purchases of property and equipment	(13.9)	(16.6)
Net cash from investing activities	(15.1)	(18.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments	(3.8)	(3.8)
Payments on long-term borrowings	—	(5.0)
Purchase and retirement of common stock	(0.5)	—
Net payments related to stock-based awards	(9.1)	(5.3)
Net cash from financing activities	(13.4)	(14.1)

EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	0.5	(1.2)

NET CHANGE IN CASH AND CASH EQUIVALENTS	0.9	(26.7)
CASH AND CASH EQUIVALENTS, beginning of period	722.1	1,044.6
CASH AND CASH EQUIVALENTS, end of period	$723.0	$1,017.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Advanced Energy Industries, Inc., a Delaware corporation, and its consolidated subsidiaries (“we,” “us,” “our,” or “Advanced Energy”) provides highly engineered, critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell, and support precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment. Many of our products enable customers to reduce or optimize their energy consumption through increased power conversion efficiency, power density, power coupling, and process control across a wide range of applications.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly Advanced Energy’s financial position as of March 31, 2025, and the results of our operations and cash flows for the three months ended March 31, 2025 and 2024.

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and other financial information filed with the SEC.

During 2025, we changed the presentation of our financial statements and accompanying footnote disclosures from thousands to millions. The change did not materially impact previously reported financial information; however, certain prior period amounts have insignificant differences due to rounding.

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

Significant Accounting Policies

Our accounting policies are described in Note 1. Summary of Operations and Significant Accounting Policies and Estimates to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

New Accounting Standards Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional disclosure on income taxes paid. This guidance will be effective for us in our Annual Report on Form 10-K for the year ending December 31, 2025. We do not expect the above guidance to materially impact our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance will be effective for us on January 1, 2027. We do not expect the above guidance to materially impact our consolidated financial statements.

NOTE 2.    REVENUE

Disaggregation of revenue

The following tables present additional information regarding our revenue:

Revenue by Market

	Three Months Ended March 31,
	2025	2024

	(in millions)
Semiconductor Equipment	$222.2	$179.9
Industrial and Medical	64.3	83.4
Data Center Computing	96.2	41.9
Telecom and Networking	21.9	22.3
Total	$404.6	$327.5

Revenue by Significant Countries

	Three Months Ended March 31,
	2025		2024

	(in millions)
United States	$144.2	35.7%	$107.8	32.9%
Mexico	41.7	10.3	25.9	7.9
Taiwan	28.9	7.1	39.5	12.1
Malaysia	42.5	10.5	21.4	6.5
All others	147.3	36.4	132.9	40.6
Total	$404.6	100.0%	$327.5	100.0%

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We attribute revenue to individual countries based on the customer’s ship to location. Excluding the specific countries listed above, no individual country exceeded 10% of our total consolidated revenues during the periods presented.

Revenue by Category

	Three Months Ended March 31,
	2025	2024

	(in millions)
Product	$360.2	$286.3
Services and other	44.4	41.2
Total	$404.6	$327.5

Other revenue includes certain spare parts and products sold by our service group.

NOTE 3.    INCOME TAX

The following table summarizes tax provision and the effective tax rate for our income from continuing operations:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Income from continuing operations, before income tax	$29.9	$7.8
Income tax provision	$5.0	$1.8
Effective tax rate	16.7%	23.1%

Our effective tax rates differ from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for 2025 was lower than the same period in 2024 primarily due to a more favorable mix of earnings.

As of March 31, 2025, certain countries in which the Company operates have implemented or are in the process of implementing the Pillar II minimum global effective tax rate regime as put forth by the Organization for Economic Cooperation and Development (“OECD”). As countries continue to make revisions to their legislation and release additional guidance with respect to the global minimum tax, we continue to determine any potential impact in the countries in which we operate. The impact of these changes may have a material impact on our cash tax expense and tax rate.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.    STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of, and changes in, accumulated other comprehensive income
(loss), net of income taxes.

	Foreign Currency Translation	Change in Fair Value of Cash Flow Hedges	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2023	$(10.8)	$5.5	$11.4	$6.1
Other comprehensive income (loss) prior to reclassifications	(6.6)	1.4	—	(5.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.8)	—	(2.8)
Balance at March 31, 2024	$(17.4)	$4.1	$11.4	$(1.9)

	Foreign Currency Translation		Change in Fair Value of Cash Flow Hedges	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2024	$(22.3)	$		$10.5	$(11.8)
Other comprehensive income (loss) prior to reclassifications	4.5		—	—	4.5
Amounts reclassified from accumulated other comprehensive income (loss)	0.1		—	(0.1)	—
Balance at March 31, 2025	$(17.7)		$—	$10.4	$(7.3)

Amounts reclassified from accumulated other comprehensive income (loss) to the specific caption within the
Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,		To Caption on Consolidated
	2025	2024	Statements of Operations

	(in millions)
Foreign currency translation	$0.1	$—	Other income (expense), net
Cash flow hedges	—	(2.8)	Interest expense
Defined employee benefit plan	(0.1)	—	Other income (expense), net
Total reclassifications	$—	$(2.8)

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings Per Share

The following table summarizes our earnings per share (“EPS”):

	Three Months Ended March 31,
	2025	2024

	(in millions, except per share amounts)
Income from continuing operations	$24.9	$6.0

Basic weighted-average common shares outstanding	37.6	37.4
Dilutive effect of stock awards	0.5	0.3
Diluted weighted-average common shares outstanding	38.1	37.7

EPS from continuing operations
Basic EPS	$0.66	$0.16
Diluted EPS	$0.65	$0.16

Anti-dilutive shares not included above
Warrants	2.4	3.2

We compute basic earnings per share of common stock (“Basic EPS”) by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period.

See Note 18. Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding our Convertible Notes, Note Hedges, and Warrants. For diluted earnings per share of common stock (“Diluted EPS”), we increase the weighted-average number of common shares outstanding during the period, as needed, to include the following:

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share Repurchase

To repurchase shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended March 31,
	2025	2024

	(in millions, except share and per share amounts)
Amount paid or accrued to repurchase shares	$0.9	$—
Number of shares repurchased	9,636	—
Average repurchase price per share	$94.26	$—

As of March 31, 2025 the remaining amount authorized by the Board of Directors (“our Board” or “the Board”) for future share repurchases was $196.5 million with no time limitation. During the period from April 1, 2025 through April 29, 2025, we spent a total of $22.7 million to repurchase 0.3 million shares of our common stock at an average price per share of $83.78.

NOTE 5.     FAIR VALUE MEASUREMENTS

The following tables present information about our non-pension assets and liabilities measured at fair value on a recurring basis. We classify all items below within level 2 of the fair value hierarchy.

		March 31,	December 31,
		2025	2024

Description	Balance Sheet Classification	(in millions)
Certificates of deposit	Other current assets	$0.2	$0.2
Foreign currency forward contracts	Other accrued expenses	$0.1	$0.3
Investments	Other assets	$11.0	$9.9
Deferred compensation liabilities	Other long-term liabilities	$11.1	$10.1

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

As of March 31, 2025 and December 31, 2024, we had $80.8 million and $70.6 million, respectively, of foreign currency forward contracts outstanding.

See Note 5. Fair Value Measurements for information regarding fair value of derivative instruments.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a result of using derivative financial instruments, we are exposed to the risk that counterparties to contracts could fail to meet their contractual obligations. We manage this credit risk by reviewing counterparty creditworthiness on a regular basis and limiting exposure to any single counterparty.

NOTE 7.    ACCOUNTS RECEIVABLE, NET

We record accounts receivable at net realizable value. Our accounts receivable, net balance on the Consolidated Balance Sheets was $276.7 million as of March 31, 2025. The following table summarizes the changes in expected credit losses related to receivables:

(in millions)
December 31, 2024	$0.9
Deductions - write-offs, net of recoveries	(0.1)
March 31, 2025	$0.8

NOTE 8.    INVENTORIES

We value inventories at the lower of cost or net realizable value, computed on a first-in, first-out basis. Components of inventories were as follows:

	March 31,	December 31,
	2025	2024

	(in millions)
Parts and raw materials	$271.2	$255.1
Work in process	19.0	20.6
Finished goods	78.6	84.7
Total	$368.8	$360.4

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	March 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$100.5	$(72.2)	$28.3	6.8
Customer relationships	169.6	(74.8)	94.8	8.3
Trademarks and other	27.1	(16.2)	10.9	4.4
Total	$297.2	$(163.2)	$134.0	7.7

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$99.9	$(70.0)	$29.9	7.0
Customer relationships	168.9	(70.9)	98.0	8.5
Trademarks and other	27.1	(15.6)	11.5	4.6
Total	$295.9	$(156.5)	$139.4	7.9

Amortization expense related to intangible assets is as follows:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Amortization expense	$5.5	$6.9

Estimated future amortization expense related to intangibles is as follows:

Year Ending December 31,	(in millions)
2025 (remaining)	$16.6
2026	20.0
2027	17.8
2028	16.5
2029	14.9
Thereafter	48.2
Total	$134.0

The following table summarizes the changes in goodwill:

(in millions)
December 31, 2024	$296.0
Foreign currency translation and other	1.3
March 31, 2025	$297.3

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.    RESTRUCTURING, ASSET IMPAIRMENTS, AND OTHER CHARGES

Details of restructuring, asset impairments, and other charges are as follows:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Restructuring	$0.6	$—
Other charges	0.6	0.2
Total restructuring, asset impairments, and other charges	$1.2	$0.2

Restructuring

We have the following restructuring plans in process:

2024 Plan

On July 29, 2024, we approved actions in furtherance of our manufacturing consolidation initiatives intended to optimize our manufacturing footprint and cost structure, including the closure of our Zhongshan, China manufacturing facility (the “2024 Plan”).

The amounts incurred as a result of the approved actions are estimates and actual results may differ, which could result in incremental restructuring charges in future periods. We anticipate the 2024 Plan will be substantially completed by the end of the second quarter of 2025, with final activities expected to conclude in 2026.

2023 Plan

In 2023, we approved a plan intended to optimize and further consolidate our manufacturing operations and functional support groups as well as a general reduction-in-force to align our expenses to revenue levels (the “2023 Plan”). We expect to incur approximately $1.0 million in additional charges through the second quarter of 2026. The 2023 Plan is substantially complete, with the final activities expected to conclude in 2026.

Changes in restructuring liabilities were as follows:

	2024 Plan	2023 Plan	Total

	(in millions)
December 31, 2024	$25.0	$5.0	$30.0
Severance costs incurred and charged to expense	0.6	—	0.6
Costs paid	(2.9)	(0.8)	(3.7)
March 31, 2025	$22.7	$4.2	$26.9

The above restructuring liability of $26.9 million is comprised of $24.4 million in other accrued expenses and $2.5 million included in other long-term liabilities on our Consolidated Balance Sheets.

	Cumulative Cost Through
	March 31, 2025
	2024 Plan	2023 Plan	Total

	(in millions)
Severance and related charges	$30.2	$15.4	$45.6
Facility relocation and closure charges	0.1	—	0.1
Total restructuring charges	$30.3	$15.4	$45.7

Other Charges

Other charges relate to vacating and relocating facilities.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11.    WARRANTIES

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

Our estimated warranty obligation is included in other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

(in millions)
December 31, 2024	$5.7
Net increases to accruals	1.2
Warranty expenditures	(0.8)
March 31, 2025	$6.1

NOTE 12.    LEASES

Components of total operating lease cost were as follows:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Operating lease cost	$6.5	$5.9
Short-term and variable lease cost	1.4	0.7
Total operating lease cost	$7.9	$6.6

Estimated future payments on our operating lease liabilities are as follows:

Year Ending December 31,	(in millions)
2025 (remaining)	$19.6
2026	21.4
2027	18.2
2028	17.9
2029	14.7
Thereafter	58.9
Total lease payments	150.7
Less: Interest	(34.8)
Present value of lease liabilities	$115.9

In addition to the above, we have a lease agreement with total payments of $7.1 million that commences in the second quarter of 2025 and extends through 2040.

The following tables present additional information about our lease agreements:

	March 31,	December 31,
	2025	2024
Weighted average remaining lease term (in years)	8.1	8.4
Weighted average discount rate	6.2%	6.1%

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended March 31,
	2025	2024

	(in millions)
Cash paid for operating leases	$6.3	$5.7
Right-of-use assets obtained in exchange for operating lease liabilities	$12.3	$16.8

NOTE 13.    STOCK-BASED COMPENSATION

The Compensation Committee of our Board administers our stock plans. As of March 31, 2025, we have two active stock-based incentive compensation plans: the Amended and Restated 2023 Omnibus Incentive Plan (the “2023 Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). We issue all new equity compensation grants under the 2023 Incentive Plan. Outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. We do not have material outstanding stock option awards.

The 2023 Incentive Plan provides for the grant of awards including stock options, stock appreciation rights, performance stock units, performance units, stock, restricted stock, restricted stock units, and cash incentive awards.

The following table summarizes information related to our stock-based incentive compensation plans:

March 31, 2025
(in millions)
Shares available for future issuance under the 2023 Incentive Plan	1.4
Shares available for future issuance under the ESPP	0.5

Stock-Based Compensation Expense

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. During the three months ended March 31, 2025, stock-based compensation expense included $0.9 million related to the acquisition of Airity Technologies, Inc. in June 2024 (the “Airity Acquisition”). Stock-based compensation was as follows:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Stock-based compensation expense	$13.0	$11.0

Restricted Stock Units

Generally, we grant restricted stock units (“RSUs”) with a three-year time-based vesting schedule. Certain RSUs contain performance-based or market-based vesting conditions in addition to the time-based vesting requirements. RSUs are generally granted with a grant date fair value based on the market price of our stock on the date of grant.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our RSUs were as follows:

	Three Months Ended March 31, 2025
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
	(in millions)
RSUs outstanding at beginning of period	1.0	$95.05
RSUs granted	0.5	$119.46
RSUs vested	(0.3)	$85.42
RSUs forfeited	(0.1)	$73.90
RSUs outstanding at end of period	1.1	$109.58

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

NOTE 15. LONG-TERM DEBT

Long-term debt on our Consolidated Balance Sheets consists of the following:

	March 31,	December 31,
	2025	2024

	(in millions)
Convertible Notes due 2028, 2.5% interest	$575.0	$575.0
Less: debt discount	(9.6)	(10.3)
Net long-term debt	$565.4	$564.7

For all periods presented, we were in compliance with the covenants under all debt agreements.

The following table summarizes interest expense related to our debt:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Interest expense	$3.5	$6.3
Amortization of debt issuance costs	0.7	0.8
Total interest expense related to debt	$4.2	$7.1

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Credit Agreement

Our credit agreement, dated as of September 10, 2019, as amended (the “Credit Agreement”) consists of a senior unsecured term loan facility (“Term Loan Facility”) and a senior unsecured revolving facility (“Revolving Facility”), both maturing on September 9, 2026.

For all periods presented, no amounts were outstanding on the Revolving Facility, and we had $600.0 million in available capacity.

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

The net outstanding balance of $565.4 million continues to be classified as long-term debt as none of the conversion triggers occurred as of March 31, 2025. The redemption price is 100% of the principal amount plus accrued and unpaid interest.

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

We use level 2 measurements to estimate the fair value of our debt. As of March 31, 2025, we estimate the fair value of our Convertible Notes to be $603.5 million.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER DISCLOSURES

Certain of our cash and non-cash activities were as follows:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Non-cash investing activities:
Capital expenditures in accounts payable and other accrued expenses	$14.6	$6.4
Cash paid for:
Interest	$7.2	$6.3
Income taxes	$2.9	$3.1
Cash received from income taxes	$1.1	$0.7

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2025 (the “2024 Form 10-K”).

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

Risks and uncertainties to which our forward-looking statements are subject include:

●	volatility and business fluctuations in the industries in which we compete;
●	our ability to achieve design wins with new and existing customers;
●	our ability to accurately forecast and meet customer demand;
●	risks related to global economic conditions, such as the impact of escalating global conflicts on macroeconomic conditions, impact of tariffs and export regulations, economic uncertainty, market volatility, rising interest rates, inflation, lack of growth in our markets, or recession;
●	customer price sensitivity;
●	the U.S. Dollar’s change in value against its major peers;
●	concentration of our customer base;
●	risks associated with potential breach of our information security measures— either external breach or internal data theft;
●	difficulties with the implementation of our enterprise resource planning and other enterprise-wide information technology system applications;
●	our loss of or inability to attract and retain key personnel;
●	risks associated with our manufacturing footprint optimization and movement of manufacturing locations for certain products;
●	disruptions to our manufacturing operations or those of our customers or suppliers;
●	our ability to successfully identify, close, integrate and realize anticipated benefits from our acquisitions;

●	quality issues or unanticipated costs in fulfilling our warranty obligations (including our discontinued solar inverter product line), and adequacy of our warranty reserves;
●	risks inherent in our international operations, including the effect of export controls, the impact of tariffs on our supply chain or products we sell, political and geographical risks, and fluctuations in currency exchange rates;
●	our ability to enforce, protect and maintain our proprietary technology and intellectual property rights;
●	regulatory risk related to our supply chain;
●	legal matters, claims, investigations, and proceedings;
●	changes to tax laws and regulations or our tax rates;
●	changes in federal, state, local and foreign regulations, including with respect to trade compliance, privacy and data protection, supply chain, and environmental regulation;
●	effect of our debt obligations and restrictive covenants on our ability to operate our business;
●	risks related to our unfunded pension obligations;
●	our estimates of the fair value of intangible assets;
●	the potential impact of dilution related to our convertible debt, hedge, and warrant transactions; and
●	the risks and uncertainties described in Part I, Item 1A in the 2024 Form 10-K.

These risks and uncertainties could cause actual results to differ materially and adversely from those expressed in any forward-looking statements, and readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update any forward-looking statements.

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

Recent Events

We continue to execute our previously announced manufacturing consolidation plan which includes the shutdown of our Zhongshan, China manufacturing site to be completed in 2025 and a focus on the introduction and launch of our new product initiatives. Additionally, we are monitoring tariffs announced by the U.S. government and the impact of any additional tariffs or other trade policy measures on our supply chain or to our customers. While the tariff impact was not material to our results in the first quarter of 2025, the effects could be material in future periods based on further tariff or other policy measures, retaliatory responses by other countries to the U.S. tariff announcements, or any related macroeconomic effects that could impact our product demand.

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

End Markets Summary and Trends

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

Semiconductor Equipment Market

The Semiconductor Equipment market supports and enables the long-term growing need for more production capacity and new process technologies to meet expanding demand for semiconductor devices across many applications driven by megatrends such as artificial intelligence (“AI”), energy efficiency, automobile electrification, and Internet of things (“IoT”).

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

The Semiconductor Equipment market continued to be driven by pockets of strength as growing demand for leading-edge devices in logic and memory used in AI applications offset headwinds in trailing-edge, U.S. export restrictions to China, and the potential impact of tariffs on the macroeconomic environment. We expect these trends to continue into 2025.

Industrial and Medical Market

The Industrial and Medical market is fueled by continued investment in complex manufacturing processes, increased adoption of new industrial technologies such as automation and clean energy, and increased breadth and precision requirements of medical devices and life science equipment.

We supply this market with critical, precision power conversion products that deliver precise and highly reliable, low noise and/or differentiated power. In addition, our sensing, control, and instrumentation products complement our power solutions. Our products are used in a wide variety of applications, such as advanced material fabrication, medical devices, analytical instrumentation, test and measurement equipment, robotics, industrial production, and large-scale connected light-emitting diode lighting applications.

The Industrial and Medical market has been going through a downturn that started in mid-2023 driven by weakening end demand due to macroeconomic conditions and customer rebalancing elevated inventories as a result of supply chain disruptions in the prior years. These factors continued into the first quarter of 2025, but we believe growth will gradually return to this market as customer inventories approach normalized levels, potentially offset by the impact of tariffs on the macroeconomic environment.

Data Center Computing Market

The Data Center Computing market is driven by shifts from traditional enterprise, on-premise computing to cloud computing, as well as the rapid growth of AI and related investments. The accelerated pace of next generation AI processors has increased the power requirements for AI-based servers and racks, accelerated the transition to high-power 48 volt power shelf infrastructure, and increased the importance of high power efficiency, density, and reliability for server rack power solutions.

Our products are designed into data center server and storage systems and also used by cloud service providers and their partners in their custom designed server racks and power shelves.

Revenue in the Data Center Computing market was weak in the first quarter of 2024 driven by reduced investments by our hyperscale customers, but demand rebounded in the remainder of 2024 driven by accelerated investments in AI applications. In addition, customers started to ramp new generations of high-power solutions driven by AI requirements. These trends continued into the first quarter of 2025 and should support strong demand for the next few quarters.

Telecom and Networking Market

Demand in the Telecommunication and Networking market is driven by adoption of more advanced mobile standards, such as 5G technologies, networking investments by telecommunication service providers, enterprises upgrading their communication networks, and data centers investing in their networks for AI-driven increased bandwidth.

We serve this market by providing application-specific AC-DC and DC-DC power conversion products to many leading OEMs of wireless infrastructure equipment and computer networking equipment.

End demand in the Telecom and Networking market weakened during 2024 but reached a stable level exiting the year. The market remained stable in the first quarter of 2025, and we expect current market conditions to continue for several quarters.

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

The following table sets forth certain data derived from our Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025		2024

	(in millions)
Revenue	$404.6	100.0%	$327.5	100.0%
Gross profit	150.5	37.2	112.9	34.5
Operating expenses	119.9	29.6	112.0	34.2
Operating income from continuing operations	30.6	7.6	0.9	0.3
Interest income	6.9	1.7	12.6	3.8
Interest expense	(4.2)	(1.0)	(7.1)	(2.2)
Other income (expense), net	(3.4)	(0.8)	1.4	0.4
Income from continuing operations, before income tax	29.9	7.4	7.8	2.4
Income tax provision	5.0	1.2	1.8	0.5
Income from continuing operations	$24.9	6.2%	$6.0	1.8%

Revenue

The following tables summarize net sales and percentages of net sales by markets:

	Three Months Ended March 31,				Change 2025 v. 2024
	2025		2024		Dollar	Percent

	(in millions)
Semiconductor Equipment	$222.2	54.9%	$179.9	54.9%	$42.3	23.5%
Industrial and Medical	64.3	15.9	83.4	25.5	(19.1)	(22.9)%
Data Center Computing	96.2	23.8	41.9	12.8	54.3	129.6%
Telecom and Networking	21.9	5.4	22.3	6.8	(0.4)	(1.8)%
Total	$404.6	100.0%	$327.5	100.0%	$77.1	23.5%

Revenue by Market

The increase in Semiconductor Equipment revenue was primarily due to a continued cyclical recovery and strong demand for platforms used in leading-edge process tools.

The decrease in Industrial and Medical revenue was primarily due to lower demand as a result of timing of programs and ongoing customer inventory rebalancing.

The increase in Data Center Computing revenue was due to increased hyperscale investments in new, AI-driven platforms and growth associated with design wins secured in 2024.

The modest decrease in Telecom and Networking revenue reflected the current market environment.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change 2025 v. 2024
	2025	2024	Dollar	Percent

	(in millions)
Gross profit	$150.5	$112.9	$37.6	33.3%
Gross margin	37.2%	34.5%

The increase in gross profit was largely due to increase in revenue and manufacturing cost improvements. Gross margin improved mainly due to the impact of higher volume, and approximately 170 basis points resulting from manufacturing cost reduction programs.

Operating Expenses

The following table summarizes our operating expenses and as a percentage of revenue:

	Three Months Ended March 31,
	2025		2024

	(in millions)
Research and development	$54.2	13.4%	$49.8	15.2%
Selling, general, and administrative	59.0	14.6	55.1	16.8
Amortization of intangible assets	5.5	1.4	6.9	2.1
Restructuring, asset impairments, and other charges	1.2	0.3	0.2	0.1
Total operating expenses	$119.9	29.6%	$112.0	34.2%

Research and Development

The increase in R&D was related to higher compensation costs, including stock-based compensation and higher program and materials costs compared to the same period in the prior year.

Selling, General and Administrative

The increase in selling, general, and administrative expense was mainly due to professional services related to facility, infrastructure, and other transition costs.

Amortization of Intangibles Assets

Amortization expense declined primarily due to certain intangible assets reaching the end of their estimated useful life. This was partially offset by new intangible assets acquired in the Airity Acquisition in June 2024.

Restructuring, Asset Impairments and Other Charges

The increase in restructuring, asset impairments, and other charges is primarily driven by the timing of our restructuring plan decisions.

On July 29, 2024, we approved actions in furtherance of our manufacturing consolidation initiatives intended to optimize our manufacturing footprint and cost structure, including the closure of our Zhongshan, China manufacturing facility (the “2024 Plan”).

For additional information about this and prior year restructuring plans, see Note 10. Restructuring, Asset Impairments, and Other Charges in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

Interest Income, Interest Expense, and Other Income (Expenses), net

We experienced a decrease in interest income on lower cash balances as a result of using cash on hand to fully prepay our Term Loan in September 2024, which also resulted in the lower interest expense.

Other income (expense), net consists primarily of foreign exchange gains and losses and other miscellaneous items. We had unrealized foreign exchange losses during the current period compared to unrealized gains in the same period in the prior year.

See Note 15. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for information regarding our debt.

Income Tax

The following table summarizes tax provision and the effective tax rate for our income from continuing operations:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Income from continuing operations, before income tax	$29.9	$7.8
Income tax provision	$5.0	$1.8
Effective tax rate	16.7%	23.1%

Our effective tax rates differ from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for 2025 was lower than the same period in 2024 primarily due to a more favorable mix of earnings.

As of March 31, 2025, certain countries in which the Company operates have implemented or are in the process of implementing the Pillar II minimum global effective tax rate regime as put forth by the Organization for Economic Cooperation and Development (“OECD”). As countries continue to make revisions to their legislation and release additional guidance with respect to the global minimum tax, we continue to determine any potential impact in the countries in which we operate. The impact of these changes may have a material impact on our cash tax expense and tax rate.

Non-GAAP Results

Management uses non-GAAP net income, non-GAAP operating income, and non-GAAP earnings per share (EPS”) to evaluate business performance without the impacts of certain non-cash charges and other charges which are not part of our usual operations. We use these non-GAAP measures to assess performance against business objectives, and make business decisions, including developing budgets and forecasting future periods. In addition, management’s incentive plans include certain of these non-GAAP measures as criteria for achievements. These non-GAAP measures are not prepared in accordance with U.S. GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. However, we believe these non-GAAP measures provide additional information that enables readers to evaluate our business from the perspective of management. The presentation of this additional information should not be considered a substitute for results prepared in accordance with U.S. GAAP.

The non-GAAP results presented below exclude the impact of non-cash related charges, such as stock-based compensation, amortization of intangible assets, and long-term unrealized foreign exchange gains and losses. In addition, we exclude discontinued operations and other items such as acquisition-related costs, facility, infrastructure, and other transition costs, and restructuring expenses, as they are not indicative of future performance. The tax effect of our non-GAAP adjustments represents the anticipated annual tax rate applied to each non-GAAP adjustment after consideration of their respective book and tax treatments.

Reconciliation of non-GAAP measure
Operating expenses and operating income from continuing	Three Months Ended March 31,
operations, excluding certain items	2025	2024

	(in millions)
Gross profit from continuing operations, as reported	$150.5	$112.9
Adjustments to gross profit:
Stock-based compensation	1.1	0.8
Facility, infrastructure, and other transition costs	1.8	1.3
Non-GAAP gross profit	153.4	115.0

GAAP gross margin	37.2%	34.5%
Non-GAAP gross margin	37.9%	35.1%

Operating expenses from continuing operations, as reported	119.9	112.0
Adjustments:
Amortization of intangible assets	(5.5)	(6.9)
Stock-based compensation	(11.9)	(10.1)
Acquisition-related costs	(1.0)	(1.2)
Facility, infrastructure, and other transition costs	(1.7)	—
Restructuring, asset impairments, and other charges	(1.2)	(0.2)
Non-GAAP operating expenses	98.6	93.6
Non-GAAP operating income	$54.8	$21.4

GAAP operating income	$30.6	$0.9
Adjustments to gross profit	2.9	2.1
Adjustments to operating expenses	21.3	18.4
Non-GAAP operating income	$54.8	$21.4

GAAP income from continuing operations	$24.9	$6.0
GAAP operating margin	7.6%	0.3%
Non-GAAP operating margin	13.5%	6.5%

Reconciliation of non-GAAP measure	Three Months Ended March 31,
Income from continuing operations, excluding certain items	2025	2024

	(in millions)
Income from continuing operations, net of income tax	$24.9	$6.0
Adjustments:
Amortization of intangible assets	5.5	6.9
Acquisition-related costs	1.0	1.2
Facility, infrastructure, and other transition costs	3.5	1.3
Restructuring, asset impairments, and other charges	1.2	0.2
Unrealized foreign currency loss (gain)	1.6	(1.7)
Tax effect of non-GAAP adjustments, including certain discrete tax benefits	(1.1)	(0.6)
Non-GAAP income, net of income tax, excluding stock-based compensation	36.6	13.3
Stock-based compensation, net of tax	10.3	8.7
Non-GAAP income, net of income tax	$46.9	$22.0

	Three Months Ended March 31,
Weighted-average common shares	2025	2024

	(in millions)
Diluted weighted-average common shares outstanding	38.1	37.7

Reconciliation of non-GAAP measure	Three Months Ended March 31,
Per share earnings excluding certain items	2025	2024
Diluted earnings per share from continuing operations, as reported	$0.65	$0.16
Add back:
Per share impact of non-GAAP adjustments, net of tax	0.58	0.42
Non-GAAP earnings per share	$1.23	$0.58

Liquidity and Capital Resources

Liquidity

Adequate liquidity and cash generation are important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity continue to be our available cash, cash generated from operations, and available borrowing capacity under the Revolving Facility (defined in Note 15. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements”).

As of March 31, 2025, our cash and cash equivalents totaled $723.0 million, while our available funding under our Revolving Facility was $600.0 million. Additionally, we generated $29.2 million of cash flow from continuing operations in the three months ended March 31, 2025. We believe our sources of liquidity will be adequate to meet operational needs, including capital expenditures, as well as anticipated debt service, share repurchase programs, dividends, and strategic investments.

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

Debt

As of March 31, 2025, our only outstanding debt is the $575.0 million Convertible Notes, which mature on September 15, 2028 and carry a 2.5% interest rate. Should we have future borrowings under our Term Loan Facility or Revolving Facility, those borrowings would be subject to a variable rate.

As of March 31, 2025, no amounts were outstanding under the Revolving Facility, and we had $600.0 million in available funding. In addition to the available capacity on the Revolving Facility, prior to the maturity date of our Credit Agreement, we may request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million. Any requested increase is subject to lender approval.

For more information see Note 15. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

Dividends

During the three months ended March 31, 2025, we paid quarterly cash dividends of $0.10 per share, totaling $3.8 million. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchases

During the three months ended March 31, 2025, we paid $0.5 million and accrued an additional $0.4 million to repurchase 9,636 shares of our common stock at an average share price of $94.26. During the period from April 1, 2025 through April 29, 2025, we paid a total of $22.7 million to repurchase 0.3 million shares of our common stock at an average price per share of $83.78.

Cash Flows

A summary of our cash from operating, investing, and financing activities is as follows:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Net cash from operating activities from continuing operations	$29.2	$8.0
Net cash used in operating activities from discontinued operations	(0.3)	(0.7)
Net cash from operating activities	28.9	7.3
Net cash used in investing activities	(15.1)	(18.7)
Net cash used in financing activities	(13.4)	(14.1)
Effect of currency translation on cash and cash equivalents	0.5	(1.2)
Net change in cash and cash equivalents	0.9	(26.7)
Cash and cash equivalents, beginning of period	722.1	1,044.6
Cash and cash equivalents, end of period	$723.0	$1,017.9

Operating Activities

Net cash from operating activities from continuing operations for the three months ended March 31, 2025 was $29.2 million, as compared to $8.0 million for the same period in the prior year. This $21.2 million increase was primarily due to higher net income from continuing operations. Additionally, we had favorable changes in inventories, accounts payable, accrued expenses, and other liabilities. This was partially offset by an increase in accounts receivable.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $15.1 million primarily due to $13.9 million in purchases of property and equipment, which was largely driven by investments in our manufacturing footprint and capacity, and $1.2 million in purchases of investments.

Net cash used in investing activities for the three months ended March 31, 2024 was $18.7 million primarily due to $16.6 million in purchases of property and equipment, which was largely driven by investments in our manufacturing footprint and capacity, and $2.1 million in purchases of investments.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was $13.4 million and included $3.8 million for dividend payments; $0.5 million for repurchase of common stock; and $9.1 million in net payments related to stock-based award activities.

Net cash used in financing activities for the three months ended March 31, 2024 was $14.1 million and included $5.0 million for repayment of long-term debt; $3.8 million for dividend payments; and $5.3 million in net payments related to stock-based award activities.

Effect of Currency Translation on Cash

During the three months ended March 31, 2025, foreign currency translation had a minimal impact on cash. See “Foreign Currency Exchange Rate Risk” in Part I, Item 3 for more information.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1. Summary of Operations and Significant Accounting Policies and Estimates to the consolidated financial statements in the 2024 Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Our critical accounting estimates, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2024 Form 10-K, include assessing excess and obsolete inventories, accounting for income taxes, and estimates for the valuation of assets and liabilities acquired in business combinations.

Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the consolidated financial statements and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

In the normal course of business, we typically have exposure to interest rate risk from our investments and the Credit Agreement. We also have exposure to foreign exchange rate risk related to our foreign operations and foreign currency transactions.

See “Risk Factors” set forth in Part I, Item 1A of the 2024 Form 10-K and Part II of this report, for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2024.

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

For more information see Note 15. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

ITEM 1A.     RISK FACTORS

Information concerning our risk factors is contained in Part I, Item 1A, “Risk Factors” in the 2024 Form 10-K. The risks described in the 2024 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in the 2024 Form 10-K.

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

The following table summarizes these repurchases during the three months ended March 31, 2025. All purchases were made pursuant to a previously announced plan.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

	(in millions, except share and price per share data)
January	—	$—	—	$197.4
February	—	$—	—	$197.4
March	9,636	$94.26	9,636	$196.5
Total	9,636	$94.26	9,636
(1)	On August 3, 2022, we announced that our Board approved an increase to the authorized amount under the existing share repurchase program by $97.6 million to $200.0 million.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

None

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the first quarter of 2025, one of our directors and one of our officers each adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended. The table below summarizes the terms of the Rule 10b5-1 trading arrangements adopted:

Name and Title	Date of Adoption	Duration of the Trading Arrangement (1)	Aggregate Number of Shares to be Sold
Anne T. DelSanto Director	Mar. 13, 2025	May 5, 2026, or the next possible business day upon which the sale can be effected	Up to 2,880

John Donaghey Executive Vice President and Global Head of Sales	Mar. 11, 2025	Until Oct. 29, 2025, or such earlier date upon which all transactions are completed	Up to 2,000
(1)	The Rule 10b5-1 trading arrangements also provide for termination prior to the above-listed expiration date following the occurrence of certain events, such as public announcement of a tender offer, exchange offer, or certain merger and acquisition, reorganization, or recapitalization transactions or the bankruptcy, insolvency, or death of the adopting person.

ITEM 6.       EXHIBITS

The exhibits listed in the following index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document.				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document.				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document.				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document.				Filed herewith

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in Exhibit 101)				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	April 30, 2025	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President

/s/ Bernard R. Colpitts, Jr.
Bernard Colpitts, Jr.
Chief Accounting Officer and Controller