Form 10-Q
period 2025-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2025-08-05
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, there were 37,720,036 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$713.5	$722.1
Accounts receivable, net	304.0	265.3
Inventories	397.9	360.4
Other current assets	44.1	41.5
Total current assets	1,459.5	1,389.3
Property and equipment, net	218.4	185.6
Operating lease right-of-use assets	107.3	96.3
Other assets	164.8	155.3
Intangible assets, net	128.7	139.4
Goodwill	300.9	296.0
TOTAL ASSETS	$2,379.6	$2,261.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191.6	$143.5
Accrued payroll and employee benefits	58.2	67.9
Other accrued expenses	72.5	73.6
Customer deposits and other	15.3	11.5
Current portion of operating lease liabilities	19.3	17.8
Total current liabilities	356.9	314.3
Long-term debt, net	566.1	564.7
Operating lease liabilities	102.1	89.2
Defined employee benefit pension plan	54.5	49.6
Other long-term liabilities	37.4	37.5
Total liabilities	1,117.0	1,055.3

Deferred compensation	5.3	3.5
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.001 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70.0 shares authorized; 37.7 and 37.7 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock associated with deferred compensation plan	(2.6)	(0.9)
Additional paid-in capital	205.2	189.1
Accumulated other comprehensive income (loss)	8.8	(11.8)
Retained earnings	1,045.9	1,026.7
Total stockholders' equity	1,257.3	1,203.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,379.6	$2,261.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$441.5	$364.9	$846.1	$692.4
Cost of revenue	278.1	237.2	532.2	451.9
Gross profit	163.4	127.7	313.9	240.5

Operating expenses:
Research and development	59.0	52.3	113.2	102.2
Selling, general, and administrative	60.2	55.1	119.2	110.1
Amortization of intangible assets	5.6	6.8	11.1	13.7
Restructuring, asset impairments, and other charges	7.0	0.6	8.2	0.9
Total operating expenses	131.8	114.8	251.7	226.9
Operating income	31.6	12.9	62.2	13.6

Interest income	6.6	12.1	13.5	24.8
Interest expense	(4.2)	(7.0)	(8.4)	(14.1)
Other income (expense), net	(4.7)	0.6	(8.1)	2.0
Income from continuing operations, before income tax	29.3	18.6	59.2	26.3
Income tax provision	3.8	3.2	8.8	5.0
Income from continuing operations	25.5	15.4	50.4	21.3
Loss from discontinued operations, net of income tax	(0.3)	(0.6)	(0.5)	(1.1)
Net income	$25.2	$14.8	$49.9	$20.2

Basic weighted-average common shares outstanding	37.6	37.5	37.6	37.4
Diluted weighted-average common shares outstanding	37.8	37.8	38.0	37.7

Earnings (loss) per share:
Continuing operations:
Basic earnings per share	$0.68	$0.41	$1.34	$0.57
Diluted earnings per share	$0.67	$0.41	$1.33	$0.56
Discontinued operations:
Basic loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Net income:
Basic earnings per share	$0.67	$0.39	$1.33	$0.54
Diluted earnings per share	$0.67	$0.39	$1.31	$0.54

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$25.2	$14.8	$49.9	$20.2
Other comprehensive income (loss), net of income tax
Foreign currency translation	16.2	(2.6)	20.8	(9.2)
Cash flow hedges	—	(2.3)	—	(3.7)
Defined employee benefit plan	(0.1)	(0.1)	(0.2)	(0.1)
Comprehensive income	$41.3	$9.8	$70.5	$7.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders' Equity

(In millions, except per share amounts)

	Common Stock
			Common Stock		Accumulated
			Associated with	Additional	Other		Total
			Deferred	Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Compensation Plan	Capital	Income (Loss)	Earnings	Equity
Balances, December 31, 2023	37.3	$—	$—	$148.3	$6.1	$989.7	$1,144.1
Stock issued from equity plans	0.1	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	10.6	—	—	10.6
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.8)	(3.8)
Other comprehensive loss	—	—	—	—	(8.0)	—	(8.0)
Deferred compensation	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	—	5.4	5.4
Balances, March 31, 2024	37.4	—	—	153.7	(1.9)	991.3	1,143.1
Stock issued from equity plans	0.1	—	—	(0.2)	—	—	(0.2)
Stock issuance	0.1	—	—	4.5	—	—	4.5
Stock-based compensation	—	—	—	10.7	—	—	10.7
Share repurchases	—	—	—	—	—	—	—
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.9)	(3.9)
Other comprehensive loss	—	—	—	—	(5.0)	—	(5.0)
Deferred compensation	—	—	—	1.0	—	(0.1)	0.9
Net income	—	—	—	—	—	14.8	14.8
Balances, June 30, 2024	37.6	$—	$—	$169.7	$(6.9)	$1,002.1	$1,164.9

Balances, December 31, 2024	37.7	$—	$(0.9)	$189.1	$(11.8)	$1,026.7	$1,203.1
Stock issued from equity plans	0.2	—	—	(9.1)	—	—	(9.1)
Stock-based compensation	—	—	—	11.6	—	—	11.6
Share repurchases	—	—	—	—	—	(0.9)	(0.9)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.8)	(3.8)
Other comprehensive income	—	—	—	—	4.5	—	4.5
Deferred compensation	—	—	—	—	—	0.2	0.2
Common shares issued to deferred compensation plan	—	—	(1.7)	1.7	—	—	—
Net income	—	—	—	—	—	24.7	24.7
Balances, March 31, 2025	37.9	—	(2.6)	193.3	(7.3)	1,046.9	1,230.3
Stock issued from equity plans	0.1	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	—	12.2	—	—	12.2
Share repurchases	(0.3)	—	—	(1.4)	—	(21.4)	(22.8)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.9)	(3.9)
Other comprehensive income	—	—	—	—	16.1	—	16.1
Deferred compensation	—	—	—	—	—	(0.9)	(0.9)
Net income	—	—	—	—	—	25.2	25.2
Balances, June 30, 2025	37.7	$—	$(2.6)	$205.2	$8.8	$1,045.9	$1,257.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In millions)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49.9	$20.2
Less: loss from discontinued operations, net of income tax	(0.5)	(1.1)
Income from continuing operations, net of income tax	50.4	21.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	31.7	33.9
Stock-based compensation	26.6	22.4
Amortization and write off of debt issuance costs and debt discount	1.6	1.6
Impairment charge on long-lived assets	1.6	—
Other	—	(0.6)
Changes in operating assets and liabilities, net of assets acquired
Accounts receivable, net	(34.9)	18.4
Inventories	(32.6)	(49.3)
Other assets	(3.9)	5.0
Accounts payable	49.7	14.3
Operating lease right-of-use assets and operating lease liabilities, net	3.2	(1.6)
Other liabilities and accrued expenses	(17.7)	(50.5)
Net cash from operating activities from continuing operations	75.7	14.9
Net cash from operating activities from discontinued operations	(1.6)	(0.9)
Net cash from operating activities	74.1	14.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term investments	(1.6)	(2.4)
Purchases of property and equipment	(42.0)	(31.4)
Acquisitions, net of cash acquired	—	(13.8)
Net cash from investing activities	(43.6)	(47.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(1.9)	—
Dividend payments	(7.7)	(7.7)
Payments on long-term borrowings	—	(10.0)
Payment of acquisition holdback	(1.5)	—
Purchase and retirement of common stock	(23.7)	—
Net payments related to stock-based awards	(8.0)	(5.5)
Net cash from financing activities	(42.8)	(23.2)

EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	3.7	(1.7)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8.6)	(58.5)
CASH AND CASH EQUIVALENTS, beginning of period	722.1	1,044.6
CASH AND CASH EQUIVALENTS, end of period	$713.5	$986.1

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly Advanced Energy’s financial position as of June 30, 2025, and the results of our operations and cash flows for the three and six months ended June 30, 2025 and 2024.

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

NOTE 2.    REVENUE

Disaggregation of revenue

The following tables present additional information regarding our revenue:

Revenue by Market

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Semiconductor Equipment	$209.5	$188.3	$431.7	$368.2
Industrial and Medical	68.6	79.1	132.9	162.5
Data Center Computing	141.6	73.0	237.8	114.9
Telecom and Networking	21.8	24.5	43.7	46.8
Total	$441.5	$364.9	$846.1	$692.4

Revenue by Significant Countries

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024

	(in millions)
United States	$141.7	32.1%	$129.5	35.5%	$285.9	33.8%	$237.3	34.3%
Mexico	41.1	9.3	42.9	11.8	82.8	9.8	68.8	9.9
Taiwan	28.6	6.5	39.1	10.7	57.5	6.8	78.6	11.4
Japan	64.6	14.6	12.7	3.5	95.9	11.3	25.0	3.6
All others	165.5	37.5	140.7	38.5	324.0	38.3	282.7	40.8
Total	$441.5	100.0%	$364.9	100.0%	$846.1	100.0%	$692.4	100.0%

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We attribute revenue to individual countries based on the customer’s ship to location. Excluding the specific countries listed above, no individual country exceeded 10% of our total consolidated revenues during the periods presented.

Revenue by Category

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Product	$396.1	$325.4	$756.3	$611.6
Services and other	45.4	39.5	89.8	80.8
Total	$441.5	$364.9	$846.1	$692.4

Other revenue includes certain spare parts and products sold by our service group.

NOTE 3.    INCOME TAX

The following table summarizes tax provision and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Income from continuing operations, before income tax	$29.3	$18.6	$59.2	$26.3
Income tax provision	$3.8	$3.2	$8.8	$5.0
Effective tax rate	13.0%	17.2%	14.9%	19.0%

Our effective tax rates differ from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations and the net effect of Pillar II top-up taxes. The effective tax rate for 2025 was lower than the same period in 2024 primarily due to a more favorable mix of earnings.

As of June 30, 2025, certain countries in which the Company operates have implemented or are in the process of implementing the Pillar II minimum global effective tax rate regime as put forth by the Organization for Economic Cooperation and Development (“OECD”). As countries continue to make revisions to their legislation and release additional guidance with respect to the global minimum tax, we continue to determine any potential impact in the countries in which we operate. The impact of these changes may have a material impact on our cash tax expense and tax rate.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of elective tax law items available in 2025 and prescribed tax law changes in 2026, was signed into law in the United States. While we continue to assess the potential impact of the OBBB, we currently do not expect the OBBB to have a material impact on our estimated annual effective tax rate in 2025.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.    STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of, and changes in, accumulated other comprehensive income
(loss), net of income taxes.

	Foreign Currency Translation	Change in Fair Value of Cash Flow Hedges	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2023	$(10.8)	$5.5	$11.4	$6.1
Other comprehensive income (loss) prior to reclassifications	(6.6)	1.4	—	(5.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.8)	—	(2.8)
Balance at March 31, 2024	(17.4)	4.1	11.4	(1.9)
Other comprehensive income (loss) prior to reclassifications	(2.6)	0.4	—	(2.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.8)	—	(2.8)
Balance at June 30, 2024	$(20.0)	$1.7	$11.4	$(6.9)

	Foreign Currency Translation	Change in Fair Value of Cash Flow Hedges	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2024	$(22.3)	$—	$10.5	$(11.8)
Other comprehensive income (loss) prior to reclassifications	4.5	—	—	4.5
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	(0.1)	—
Balance at March 31, 2025	(17.7)	—	10.4	(7.3)
Other comprehensive income (loss) prior to reclassifications	16.2	—	—	16.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.1)	(0.1)
Balance at June 30, 2025	$(1.5)	$—	$10.3	$8.8

Amounts reclassified from accumulated other comprehensive income (loss) to the specific caption within the
Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		To Caption on Consolidated
	2025	2024	2025	2024	Statements of Operations

	(in millions)
Foreign currency translation	$—	$—	$(0.1)	$—	Other income (expense), net
Cash flow hedges	—	2.8	—	5.6	Interest expense
Defined employee benefit plan	0.1	—	0.2	—	Other income (expense), net
Total reclassifications	$0.1	$2.8	$0.1	$5.6

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings Per Share

The following table summarizes our earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except per share amounts)
Income from continuing operations	$25.5	$15.4	$50.4	$21.3

Basic weighted-average common shares outstanding	37.6	37.5	37.6	37.4
Dilutive effect of stock awards	0.2	0.3	0.4	0.3
Diluted weighted-average common shares outstanding	37.8	37.8	38.0	37.7

EPS from continuing operations
Basic EPS	$0.68	$0.41	$1.34	$0.57
Diluted EPS	$0.67	$0.41	$1.33	$0.56

Anti-dilutive shares not included above
Stock awards	0.1	—	—	—
Warrants	2.6	3.2	2.5	3.2

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share Repurchases

To repurchase shares of our common stock, we periodically enter into stock repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except per share amounts)
Amount paid or accrued to repurchase shares	$22.8	$—	$23.7	$—
Number of shares repurchased	0.3	—	0.3	—
Average repurchase price per share	$83.83	$—	$84.19	$—

As of June 30, 2025, the remaining amount authorized by the Board of Directors (“our Board” or “the Board”) for future share repurchases was $173.4 million with no time limitation.

NOTE 5.     FAIR VALUE MEASUREMENTS

The following tables present information about our non-pension assets and liabilities measured at fair value on a recurring basis. We classify all items below within level 2 of the fair value hierarchy.

		June 30,	December 31,
		2025	2024

Description	Balance Sheet Classification	(in millions)
Certificates of deposit	Other current assets	$0.2	$0.2
Foreign currency forward contracts	Other accrued expenses	$—	$0.3
Investments	Other assets	$12.1	$9.9
Deferred compensation liabilities	Other long-term liabilities	$10.9	$10.1

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

As of June 30, 2025 and December 31, 2024, we had $59.7 million and $70.6 million, respectively, of foreign currency forward contracts outstanding.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.    ACCOUNTS RECEIVABLE, NET

We record accounts receivable at net realizable value. Our accounts receivable, net balance on the Consolidated Balance Sheets was $304.0 million as of June 30, 2025. The following table summarizes the changes in expected credit losses related to receivables:

(in millions)
December 31, 2024	$0.9
Additions	—
Deductions - write-offs, net of recoveries	(0.2)
June 30, 2025	$0.7

NOTE 8.    INVENTORIES

We value inventories at the lower of cost or net realizable value, computed on a first-in, first-out basis. Components of inventories were as follows:

	June 30,	December 31,
	2025	2024

	(in millions)
Parts and raw materials	$296.1	$255.1
Work in process	23.3	20.6
Finished goods	78.5	84.7
Total	$397.9	$360.4

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	June 30, 2025
	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$101.9	$(75.1)	$26.8	6.7
Customer relationships	171.5	(79.8)	91.7	8.1
Trademarks and other	27.3	(17.1)	10.2	4.1
Total	$300.7	$(172.0)	$128.7	7.5

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$99.9	$(70.0)	$29.9	7.0
Customer relationships	168.9	(70.9)	98.0	8.5
Trademarks and other	27.1	(15.6)	11.5	4.6
Total	$295.9	$(156.5)	$139.4	7.9

Amortization expense related to intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Amortization expense	$5.6	$6.8	$11.1	$13.7

Estimated future amortization expense related to intangibles is as follows:

Year Ending December 31,	(in millions)
2025 (remaining)	$11.1
2026	20.1
2027	17.8
2028	16.6
2029	15.0
Thereafter	48.1
Total	$128.7

The following table summarizes the changes in goodwill:

(in millions)
December 31, 2024	$296.0
Foreign currency translation and other	4.9
June 30, 2025	$300.9

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.    RESTRUCTURING, ASSET IMPAIRMENTS, AND OTHER CHARGES

Details of restructuring, asset impairments, and other charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Restructuring	$4.0	$0.1	$4.6	$0.1
Asset impairments	1.6	—	1.6	—
Other charges	1.4	0.5	2.0	0.8
Total restructuring, asset impairments, and other charges	$7.0	$0.6	$8.2	$0.9

Restructuring

We have the following restructuring plans in process. The amounts incurred as a result of the approved actions are estimates, and actual results may differ, which could result in incremental restructuring charges in future periods.

2025 Plan

During the second quarter of 2025, we approved actions related to consolidating our research and development, sales, and administrative functions in connection with our manufacturing and footprint consolidation (the “2025 Plan”). We expect these actions to be substantially complete by the end of 2026 and do not expect to incur significant additional charges.

2024 Plan

In 2024, we approved actions in furtherance of our manufacturing consolidation initiatives intended to optimize our manufacturing footprint and cost structure, including the closure of our Zhongshan, China manufacturing facility (the “2024 Plan”). As of June 30, 2025, manufacturing operations have ceased. Final closure activities are in progress and expected to conclude in 2026.

2023 Plan

In 2023, we approved a plan intended to optimize and further consolidate our manufacturing operations and functional support groups as well as a general reduction-in-force to align our expenses to revenue levels (the “2023 Plan”). We expect final activities to conclude in the first quarter of 2027.

Changes in restructuring liabilities were as follows:

	2025 Plan	2024 Plan	2023 Plan	Total

	(in millions)
December 31, 2024	$—	$25.0	$5.0	$30.0
Severance costs incurred and charged to expense	2.9	1.2	0.5	4.6
Costs paid	—	(13.2)	(1.0)	(14.2)
Foreign currency translation	—	—	(0.1)	(0.1)
June 30, 2025	$2.9	$13.0	$4.4	$20.3

The above restructuring liability of $20.3 million is comprised of $15.6 million in other accrued expenses and $4.7 million in other long-term liabilities on our Consolidated Balance Sheets.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Cumulative Cost Through
	June 30, 2025
	2025 Plan	2024 Plan	2023 Plan	Total

	(in millions)
Severance and related charges	$2.9	$30.8	$15.9	$49.6
Facility relocation and closure charges	—	0.1	—	0.1
Total restructuring charges	$2.9	$30.9	$15.9	$49.7

Asset Impairments

During the three months ended June 30, 2025, in connection with vacating facilities, we remeasured the operating lease right-of-use assets and leasehold improvements at fair value using Level 2 measurements and recorded a $1.6 million impairment charge.

Other Charges

Other charges relate to vacating and relocating facilities as well as certain personnel transition costs not associated with our restructuring programs.

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

Our estimated warranty obligation is included in other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

(in millions)
December 31, 2024	$5.7
Net increases to accruals	1.7
Warranty expenditures	(1.1)
June 30, 2025	$6.3

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.    LEASES

Components of total operating lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Operating lease cost	$6.5	$5.9	$13.0	$11.7
Short-term and variable lease cost	1.7	0.9	3.1	1.6
Total operating lease cost	$8.2	$6.8	$16.1	$13.3

Estimated future payments on our operating lease liabilities are as follows:

Year Ending December 31,	(in millions)
2025 (remaining)	$13.6
2026	22.7
2027	19.4
2028	19.1
2029	16.0
Thereafter	68.7
Total lease payments	159.5
Less: Interest	(38.1)
Present value of lease liabilities	$121.4

In addition to the above, we have a lease agreement with total payments of $6.4 million that commences in the first quarter of 2026 and expires in 2035.

The following tables present additional information about our lease agreements:

	June 30,	December 31,
	2025	2024
Weighted average remaining lease term (in years)	8.3	8.4
Weighted average discount rate	6.3%	6.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Cash paid for operating leases	$6.7	$5.8	$13.0	$11.6
Right-of-use assets obtained in exchange for operating lease liabilities	$7.1	$1.6	$19.4	$18.4

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13.    STOCK-BASED COMPENSATION

The Compensation Committee of our Board administers our stock plans. As of June 30, 2025, we have two active stock-based incentive compensation plans: the Amended and Restated 2023 Omnibus Incentive Plan (the “2023 Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). We issue all new equity compensation grants under the 2023 Incentive Plan. Outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. We do not have material outstanding stock option awards.

The 2023 Incentive Plan provides for the grant of awards including stock options, stock appreciation rights, performance stock units, performance units, stock, restricted stock, restricted stock units, and cash incentive awards.

The following table summarizes information related to our stock-based incentive compensation plans:

June 30, 2025
(in millions)
Shares available for future issuance under the 2023 Incentive Plan	1.4
Shares available for future issuance under the ESPP	0.5

Stock-Based Compensation Expense

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. During the three and six months ended June 30, 2025, stock-based compensation expense included $0.9 million and $1.8 million, respectively, related to the acquisition of Airity Technologies, Inc. in June 2024 (the “Airity Acquisition”). Stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Stock-based compensation expense	$13.6	$11.4	$26.6	$22.4

Restricted Stock Units

Generally, we grant restricted stock units (“RSUs”) with a three-year time-based vesting schedule. Certain RSUs contain performance-based or market-based vesting conditions in addition to the time-based vesting requirements. RSUs are generally granted with a grant date fair value based on the market price of our stock on the date of grant.

Changes in our RSUs were as follows:

	Six Months Ended June 30, 2025
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
	(in millions)
RSUs outstanding at beginning of period	1.0	$95.05
RSUs granted	0.5	$118.92
RSUs vested	(0.4)	$85.09
RSUs forfeited	(0.1)	$82.41
RSUs outstanding at end of period	1.0	$110.88

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 15. LONG-TERM DEBT

Long-term debt on our Consolidated Balance Sheets consists of the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Convertible Notes due 2028, 2.5% interest	$575.0	$575.0
Less: debt discount	(8.9)	(10.3)
Net long-term debt	$566.1	$564.7

For all periods presented, we were in compliance with the covenants under all debt agreements.

The following table summarizes interest expense related to our debt:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Interest expense	$3.4	$6.1	$6.9	$12.4
Amortization of debt issuance costs	0.8	0.9	1.5	1.7
Total interest expense related to debt	$4.2	$7.0	$8.4	$14.1

Credit Agreement

On May 8, 2025, we terminated our prior credit agreement, dated as of September 10, 2019 (and subsequently amended) and entered into a new credit agreement (the “Credit Agreement”) consisting of a senior unsecured term loan facility (“Term Loan Facility”) and a senior unsecured revolving facility (“Revolving Facility”), both maturing on May 8, 2030. The maturity date may be accelerated to the date that is 91 days prior to the maturity date of our 2.50% convertible senior notes due September 15, 2028 (the “Convertible Notes”), if the sum of our consolidated cash and cash equivalents plus the undrawn balance on the Revolving Facility is less than 120% of the redemption amount of the Convertible Notes.

The financing terms of the new Credit Agreement are substantially the same as the terms of the prior credit agreement. As part of the new credit facility, HSBC Bank USA, N.A. (“HSBC”) was appointed as the administrative agent for the lender group.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the Credit Agreement, we paid $1.9 million in lender and professional fees, which were capitalized and will be amortized over the term of the Credit Agreement.

At the time of termination, no borrowings were outstanding under the prior credit agreement, and there have been no borrowings under the Credit Agreement to date. As of June 30, 2025, we had $600.0 million available on the Revolving Facility.

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

Convertible Senior Notes due 2028

On September 12, 2023, we completed a private, unregistered offering of $575.0 million aggregate principal amount of 2.50% convertible senior notes due 2028.

The net outstanding balance of $566.1 million continues to be classified as long-term debt as none of the conversion triggers occurred as of June 30, 2025. The redemption price is 100% of the principal amount plus accrued and unpaid interest.

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

We use level 2 measurements to estimate the fair value of our debt. As of June 30, 2025, we estimate the fair value of our Convertible Notes to be $693.2 million.

NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER DISCLOSURES

Certain of our cash and non-cash activities were as follows:

	Six Months Ended June 30,
	2025	2024

	(in millions)
Non-cash investing activities:
Capital expenditures in accounts payable and other accrued expenses	$22.0	$8.1
Cash paid for:
Interest	$7.2	$12.4
Income taxes	$14.7	$23.6
Cash received from income taxes	$2.9	$0.7

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

Risks and uncertainties to which our forward-looking statements are subject include:

●	volatility and business fluctuations in the industries in which we compete;
●	our ability to achieve design wins with new and existing customers;
●	our ability to accurately forecast and meet customer demand;
●	risks related to global economic conditions, such as the impact of tariffs and export regulations, escalating global conflicts on macroeconomic conditions, economic uncertainty, market volatility, rising interest rates, inflation, lack of growth in our markets, or recession;
●	customer price sensitivity;
●	the U.S. Dollar’s change in value against its major peers;
●	concentration of our customer base;
●	risks associated with potential breach of our information security measures— either external breach or internal data theft;
●	difficulties with the implementation of our enterprise resource planning and other enterprise-wide information technology system applications;
●	our loss of or inability to attract and retain key personnel;
●	risks associated with our manufacturing footprint optimization and movement of manufacturing locations for certain products;
●	disruptions to our manufacturing operations or those of our customers or suppliers;
●	our ability to successfully identify, close, integrate and realize anticipated benefits from our acquisitions;

●	quality issues or unanticipated costs in fulfilling our warranty obligations (including our discontinued solar inverter product line), and adequacy of our warranty reserves;
●	risks inherent in our international operations, including the effect of export controls, the impact of tariffs on our supply chain or products we sell, political and geographical risks, and fluctuations in currency exchange rates;
●	our ability to enforce, protect and maintain our proprietary technology and intellectual property rights;
●	regulatory risk related to our supply chain;
●	legal matters, claims, investigations, and proceedings;
●	changes to tax laws and regulations or our tax rates;
●	changes in federal, state, local and foreign regulations, including with respect to trade compliance, privacy and data protection, supply chain, and environmental regulation;
●	effect of our debt obligations and restrictive covenants on our ability to operate our business;
●	risks related to our unfunded pension obligations;
●	our estimates of the fair value of intangible assets;
●	the potential impact of dilution related to our convertible debt, hedge, and warrant transactions; and
●	the risks and uncertainties described in Part I, Item 1A in the 2024 Form 10-K.

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

We are organized on a global, functional basis and operate as a single segment of power electronics conversion products. Within this segment, our products are sold in the Semiconductor Equipment, Industrial and Medical, Data Center Computing, and Telecom and Networking markets.

Recent Events

We continue to execute our previously announced manufacturing consolidation plan which includes the shutdown of our Zhongshan, China manufacturing site. Manufacturing operations have ceased with final closure activities remaining to be completed by early 2026. We remain focused on the introduction and launch of our new product initiatives. Additionally, we are monitoring tariffs announced by the U.S. government and the impact of any additional tariffs or other trade policy measures on our supply chain or to our customers. While the tariff impact was not material to our results in the first half of 2025, the effects could be material in future periods as any further tariff or other trade policy measures, retaliatory responses to the U.S. trade policy announcements, or any related macroeconomic effects could adversely impact our product demand, production costs, or ability to sell our products and provide services.

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

The Semiconductor Equipment market continued to be driven by growing demand for leading-edge devices in logic and memory used in AI applications, largely offset by lower trailing-edge demand due to capacity underutilization, particularly in China, U.S. export restrictions to China, and the potential impact of tariffs on the macroeconomic environment. We expect these mixed market trends to continue into the second half of 2025.

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

The Industrial and Medical market has been going through a major downturn that started in mid-2023 driven by macroeconomic conditions and customer rebalancing elevated inventories as a result of supply chain disruptions in prior years. These factors continued into the first quarter of 2025, but in the second quarter of 2025, sequential growth resumed as customer inventories began to approach normalized levels. We expect this trend to continue in the second half of 2025 but potentially be limited by the impact of tariffs on the macroeconomic environment.

Data Center Computing Market

The Data Center Computing market is driven by the rapid growth of AI and related investments. The accelerated pace of introduction of next generation AI processors has increased the power requirements for AI-based servers and racks, accelerated the transition to high-power 48-volt power shelf infrastructure, and increased the importance of high power efficiency, density, and reliability for server rack power solutions.

Our products are designed into data center server and storage systems and also used by cloud service providers and their partners in their custom designed server racks and power shelves.

Growing investments in AI applications by leading hyperscale customers combined with adoption of our next generation high-power solutions drove meaningful growth to our data center computing business in the first half of 2025. We expect these trends will continue to support robust demand in the second half of 2025.

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

End demand in the Telecom and Networking market remained stable in the first half of 2025, and we expect current market conditions to continue for several quarters.

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

The following table sets forth certain data derived from our Consolidated Statements of Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024

	(in millions)
Revenue	$441.5	100.0%	$364.9	100.0%	$846.1	100.0%	$692.4	100.0%
Gross profit	163.4	37.0	127.7	35.0	313.9	37.1	240.5	34.7
Operating expenses	131.8	29.9	114.8	31.5	251.7	29.7	226.9	32.8
Operating income from continuing operations	31.6	7.2	12.9	3.5	62.2	7.4	13.6	2.0
Interest income	6.6	1.5	12.1	3.3	13.5	1.6	24.8	3.6
Interest expense	(4.2)	(1.0)	(7.0)	(1.9)	(8.4)	(1.0)	(14.1)	(2.0)
Other income (expense), net	(4.7)	(1.1)	0.6	0.2	(8.1)	(1.0)	2.0	0.3
Income from continuing operations, before income tax	29.3	6.6	18.6	5.1	59.2	7.0	26.3	3.8
Income tax provision	3.8	0.9	3.2	0.9	8.8	1.0	5.0	0.7
Income from continuing operations	$25.5	5.8%	$15.4	4.2%	$50.4	6.0%	$21.3	3.1%

Revenue

The following tables summarize net sales and percentages of net sales by markets:

	Three Months Ended June 30,				Change 2025 v. 2024
	2025		2024		Dollar	Percent

	(in millions)
Semiconductor Equipment	$209.5	47.5%	$188.3	51.6%	$21.2	11.3%
Industrial and Medical	68.6	15.5	79.1	21.7	(10.5)	(13.3)%
Data Center Computing	141.6	32.1	73.0	20.0	68.6	94.0%
Telecom and Networking	21.8	4.9	24.5	6.7	(2.7)	(11.0)%
Total	$441.5	100.0%	$364.9	100.0%	$76.6	21.0%

	Six Months Ended June 30,				Change 2025 v. 2024
	2025		2024		Dollar	Percent

	(in millions)
Semiconductor Equipment	$431.7	51.0%	$368.2	53.2%	$63.5	17.2%
Industrial and Medical	132.9	15.7	162.5	23.5	(29.6)	(18.2)%
Data Center Computing	237.8	28.1	114.9	16.6	122.9	107.0%
Telecom and Networking	43.7	5.2	46.8	6.7	(3.1)	(6.6)%
Total	$846.1	100.0%	$692.4	100.0%	$153.7	22.2%

Revenue by Market

The increase in Semiconductor Equipment revenue was primarily due to continued cyclical recovery and strong demand for platforms used in leading-edge process tools.

The decrease in Industrial and Medical revenue was primarily due to lower demand as a result of customer inventory rebalancing.

The increase in Data Center Computing revenue was due to growing hyperscale investments in new, AI-driven platforms and growth associated with design wins secured in 2024.

The modest decrease in Telecom and Networking revenue was due to slowing growth in mobile data traffic within the telecom sector. This is partially offset by increased spending on networking infrastructure.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change 2025 v. 2024
	2025	2024	Dollar	Percent

	(in millions)
Gross profit	$163.4	$127.7	$35.7	28.0%
Gross margin	37.0%	35.0%

	Six Months Ended June 30,		Change 2025 v. 2024
	2025	2024	Dollar	Percent

	(in millions)
Gross profit	$313.9	$240.5	$73.4	30.5%
Gross margin	37.1%	34.7%

The increase in gross profit and gross margin was largely due to an increase in revenue and manufacturing cost improvements. Manufacturing cost reduction programs positively impacted gross margin by 110 and 190 basis points, respectively, during the three and six months ended June 30, 2025.

Operating Expenses

The following table summarizes our operating expenses and as a percentage of revenue:

	Three Months Ended June 30,
	2025		2024

	(in millions)
Research and development	$59.0	13.4%	$52.3	14.3%
Selling, general, and administrative	60.2	13.6	55.1	15.1
Amortization of intangible assets	5.6	1.3	6.8	1.9
Restructuring, asset impairments, and other charges	7.0	1.6	0.6	0.2
Total operating expenses	$131.8	29.9%	$114.8	31.5%

	Six Months Ended June 30,
	2025		2024

	(in millions)
Research and development	$113.2	13.4%	$102.2	14.8%
Selling, general, and administrative	119.2	14.1	110.1	15.9
Amortization of intangible assets	11.1	1.3	13.7	2.0
Restructuring, asset impairments, and other charges	8.2	0.9	0.9	0.1
Total operating expenses	$251.7	29.7%	$226.9	32.8%

Research and Development

The increase in R&D was related to higher compensation costs, related to stock-based compensation and annual merit increases, and higher program and materials costs compared to the same period in the prior year.

Selling, General and Administrative

The increase in selling, general, and administrative expense was mainly due to higher compensation costs, related to stock-based compensation and annual merit increases, and professional services related to facility, infrastructure, and other transition costs.

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

During the second quarter of 2025, we approved actions related to consolidating our research and development, sales, and administrative functions in connection with our manufacturing and footprint consolidation. We expect these actions to be substantially complete by the end of 2026 and do not expect to incur significant additional charges.

For additional information about this and prior restructuring plans, see Note 10. Restructuring, Asset Impairments, and Other Charges in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

Interest Income, Interest Expense, and Other Income (Expenses), net

We experienced a decrease in interest income and expense caused by lower cash balances as a result of using cash on hand to fully prepay our Term Loan in September 2024.

Other income (expense), net consists primarily of foreign exchange gains and losses and other miscellaneous items. We had unrealized foreign exchange losses during the current period compared to unrealized gains in the same period in the prior year.

See Note 15. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for information regarding our debt.

Income Tax

The following table summarizes tax provision and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Income from continuing operations, before income tax	$29.3	$18.6	$59.2	$26.3
Income tax provision	$3.8	$3.2	$8.8	$5.0
Effective tax rate	13.0%	17.2%	14.9%	19.0%

Our effective tax rates differ from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations and the net effect of Pillar II top-up taxes. The effective tax rate for 2025 was lower than the same period in 2024 primarily due to a more favorable mix of earnings.

As of June 30, 2025, certain countries in which the Company operates have implemented or are in the process of implementing the Pillar II minimum global effective tax rate regime as put forth by the Organization for Economic Cooperation and Development (“OECD”). As countries continue to make revisions to their legislation and release additional guidance with respect to the global minimum tax, we continue to determine any potential impact in the countries in which we operate. The impact of these changes may have a material impact on our cash tax expense and tax rate.

On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of elective tax law items available in 2025 and prescribed tax law changes in 2026, was signed into law in the United States. While we continue to assess the potential impact of the OBBB, we currently do not expect the OBBB to have a material impact on our estimated annual effective tax rate in 2025.

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

Reconciliation of non-GAAP measure
Operating expenses and operating income from continuing	Three Months Ended June 30,		Six Months Ended June 30,
operations, excluding certain items	2025	2024	2025	2024

	(in millions)
Gross profit from continuing operations, as reported	$163.4	$127.7	$313.9	$240.5
Adjustments to gross profit:
Stock-based compensation	1.2	1.1	2.3	1.9
Facility, infrastructure, and other transition costs	3.5	0.2	5.3	1.5
Acquisition-related costs	—	(0.1)	—	—
Non-GAAP gross profit	168.1	128.9	321.5	243.9

GAAP gross margin	37.0%	35.0%	37.1%	34.7%
Non-GAAP gross margin	38.1%	35.3%	38.0%	35.2%

Operating expenses from continuing operations, as reported	131.8	114.8	251.7	226.9
Adjustments:
Amortization of intangible assets	(5.6)	(6.8)	(11.1)	(13.7)
Stock-based compensation	(12.4)	(10.3)	(24.3)	(20.5)
Acquisition-related costs	(1.8)	(2.0)	(2.8)	(3.2)
Facility, infrastructure, and other transition costs	(1.4)	—	(3.1)	—
Restructuring, asset impairments, and other charges	(7.0)	(0.6)	(8.2)	(0.9)
Non-GAAP operating expenses	103.6	95.1	202.2	188.6
Non-GAAP operating income	$64.5	$33.8	$119.3	$55.3

GAAP operating income	$31.6	$12.9	$62.2	$13.6
Adjustments to gross profit	4.7	1.2	7.6	3.4
Adjustments to operating expenses	28.2	19.7	49.5	38.3
Non-GAAP operating income	$64.5	$33.8	$119.3	$55.3

GAAP income from continuing operations	$25.5	$15.4	$50.4	$21.3
GAAP operating margin	7.2%	3.5%	7.4%	2.0%
Non-GAAP operating margin	14.6%	9.3%	14.1%	8.0%

Reconciliation of non-GAAP measure	Three Months Ended June 30,		Six Months Ended June 30,
Income from continuing operations, excluding certain items	2025	2024	2025	2024

	(in millions)
Income from continuing operations, net of income tax	$25.5	$15.4	$50.4	$21.3
Adjustments:
Amortization of intangible assets	5.6	6.8	11.1	13.7
Acquisition-related costs	1.8	1.9	2.8	3.2
Facility, infrastructure, and other transition costs	4.9	0.2	8.4	1.5
Restructuring, asset impairments, and other charges	7.0	0.6	8.2	0.9
Unrealized foreign currency loss (gain)	4.4	(1.5)	6.0	(3.3)
Other costs included in other income (expense), net	0.2	—	0.2	—
Tax effect of non-GAAP adjustments, including certain discrete tax benefits	(3.5)	(0.5)	(4.6)	(1.1)
Non-GAAP income, net of income tax, excluding stock-based compensation	45.9	22.9	82.5	36.2
Stock-based compensation, net of tax	10.7	9.1	21.0	17.7
Non-GAAP income, net of income tax	$56.6	$32.0	$103.5	$53.9

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted-average common shares	2025	2024	2025	2024

	(in millions)
Diluted weighted-average common shares outstanding	37.8	37.8	38.0	37.7

Reconciliation of non-GAAP measure	Three Months Ended June 30,		Six Months Ended June 30,
Per share earnings excluding certain items	2025	2024	2025	2024
Diluted earnings per share from continuing operations, as reported	$0.67	$0.41	$1.33	$0.56
Add back:
Per share impact of non-GAAP adjustments, net of tax	0.83	0.44	1.39	0.87
Non-GAAP earnings per share	$1.50	$0.85	$2.72	$1.43

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

As of June 30, 2025, our cash and cash equivalents totaled $713.5 million, while our available funding under our Revolving Facility was $600.0 million. Additionally, we generated $75.7 million of cash flow from continuing operations in the six months ended June 30, 2025. We believe our sources of liquidity will be adequate to meet operational needs, including capital expenditures, as well as anticipated debt service, share repurchase programs, dividends, and strategic investments.

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

Debt

See Note 15. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for information regarding the Credit Agreement.

As of June 30, 2025, our only outstanding debt is the $575.0 million Convertible Notes, which mature on September 15, 2028 and carry a 2.5% interest rate. Should we have future borrowings under our Term Loan Facility or Revolving Facility, those borrowings would be subject to a variable rate.

As of June 30, 2025, no amounts were outstanding under the Revolving Facility, and we had $600.0 million in available funding. In addition to the available capacity on the Revolving Facility, prior to the maturity date of the Credit Agreement, we may request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million. Any requested increase is subject to lender approval.

Dividends

During the six months ended June 30, 2025, we paid quarterly cash dividends of $0.10 per share, totaling $7.7 million. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchases

During the six months ended June 30, 2025, we paid $23.7 million to repurchase 282,232 shares of our common stock at an average share price of $84.19.

Cash Flows

A summary of our cash from operating, investing, and financing activities is as follows:

	Six Months Ended June 30,
	2025	2024

	(in millions)
Net cash from operating activities from continuing operations	$75.7	$14.9
Net cash used in operating activities from discontinued operations	(1.6)	(0.9)
Net cash from operating activities	74.1	14.0
Net cash used in investing activities	(43.6)	(47.6)
Net cash used in financing activities	(42.8)	(23.2)
Effect of currency translation on cash and cash equivalents	3.7	(1.7)
Net change in cash and cash equivalents	(8.6)	(58.5)
Cash and cash equivalents, beginning of period	722.1	1,044.6
Cash and cash equivalents, end of period	$713.5	$986.1

Operating Activities

Net cash from operating activities from continuing operations for the six months ended June 30, 2025 was $75.7 million, as compared to $14.9 million for the same period in the prior year. This $60.8 million increase was primarily due to higher net income from continuing operations. Additionally, we had favorable changes in accounts payable. This was partially offset by unfavorable changes in inventories, accounts receivable, and other liabilities and accrued expenses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $43.6 million primarily due to $42.0 million in purchases of property and equipment, which was largely driven by investments in our manufacturing footprint and capacity, and $1.6 million in purchases of investments.

Net cash used in investing activities for the six months ended June 30, 2024 was $47.6 million primarily due to $31.4 million in purchases of property and equipment, which was largely driven by investments in our manufacturing footprint and capacity, $13.8 million for the Airity Acquisition, and $2.4 million in purchases of investments.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was $42.8 million and included $23.7 million for repurchase of common stock, $8.0 million in net payments related to stock-based award activities, and $7.7 million for dividend payments. In addition, we paid $1.9 million in fees related to entering the Credit Agreement and $1.5 million for the release of the holdback associated with the Airity Acquisition.

Net cash used in financing activities for the six months ended June 30, 2024 was $23.2 million and included $10.0 million for repayment of long-term debt, $7.7 million for dividend payments, and $5.5 million in net payments related to stock-based award activities.

Effect of Currency Translation on Cash

During the six months ended June 30, 2025, foreign currency translation had a minimal impact on cash. See “Foreign Currency Exchange Rate Risk” in Part I, Item 3 for more information.

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

Interest Rate Risk

At the present time, a change in interest rates does not have an impact upon our future earnings and cash flow because our only outstanding debt is the Convertible Notes, which carry a fixed 2.5% interest rate. However, increases in interest rates could impact the decision to borrow under the Credit Agreement, ability to refinance existing maturities, and acquire additional debt on favorable terms.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To repurchase shares of our common stock, we periodically enter into stock repurchase agreements, open-market transactions, and/or other transactions in accordance with applicable federal securities laws. Before repurchasing our shares, we consider the market price of our common stock, the nature of other investment opportunities, available liquidity, cash flows from operations, general business and economic conditions, and other relevant factors.

The following table summarizes these repurchases during the three months ended June 30, 2025. All purchases were made pursuant to a previously announced plan.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

	(in millions, except share and price per share data)
April	272,596	$83.83	272,596	$173.4
May	—	$—	—	$173.4
June	—	$—	—	$173.4
Total	272,596	$—	272,596
(1)	On August 3, 2022, we announced that our Board approved an increase to the authorized amount under the existing share repurchase program by $97.6 million to $200.0 million, with no time limitation.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

None

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.       EXHIBITS

The exhibits listed in the following index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.1*	Credit Agreement, dated as of May 8, 2025, among Advanced Energy Industries, Inc., as the borrower, the guarantors party thereto, HSBC Bank USA, N.A., as the administrative agent, and the lenders party thereto.	8-K	000-26966	10.1	May 12, 2025

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in Exhibit 101)				Filed herewith

* Schedules, exhibits, and similar supporting attachments or agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. Advanced Energy Industries, Inc. agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	August 5, 2025	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President

/s/ Bernard R. Colpitts, Jr.
Bernard Colpitts, Jr.
Chief Accounting Officer and Controller