Form 10-Q
period 2025-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2025-11-04
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, there were 37,745,489 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In millions, except per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$758.6	$722.1
Accounts receivable, net	299.5	265.3
Inventories	399.7	360.4
Other current assets	44.9	41.5
Total current assets	1,502.7	1,389.3
Property and equipment, net	239.8	185.6
Operating lease right-of-use assets	102.6	96.3
Other assets	169.2	155.3
Intangible assets, net	123.1	139.4
Goodwill	300.7	296.0
TOTAL ASSETS	$2,438.1	$2,261.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194.7	$143.5
Accrued payroll and employee benefits	74.2	67.9
Other accrued expenses	67.0	73.6
Customer deposits and other	12.7	11.5
Current portion of operating lease liabilities	17.9	17.8
Total current liabilities	366.5	314.3
Long-term debt, net	566.8	564.7
Operating lease liabilities	98.1	89.2
Defined employee benefit pension plan	53.9	49.6
Other long-term liabilities	38.7	37.5
Total liabilities	1,124.0	1,055.3

Deferred compensation	6.9	3.5
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.001 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70.0 shares authorized; 37.7 issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock associated with deferred compensation plan	(2.6)	(0.9)
Additional paid-in capital	217.2	189.1
Accumulated other comprehensive income (loss)	5.3	(11.8)
Retained earnings	1,087.3	1,026.7
Total stockholders' equity	1,307.2	1,203.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,438.1	$2,261.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$463.3	$374.2	$1,309.4	$1,066.6
Cost of revenue	288.9	240.1	821.1	691.9
Gross profit	174.4	134.1	488.3	374.7

Operating expenses:
Research and development	59.1	53.6	172.3	155.7
Selling, general, and administrative	59.8	56.2	179.0	166.4
Amortization of intangible assets	5.6	6.8	16.7	20.5
Restructuring, asset impairments, and other charges	0.7	28.5	8.9	29.3
Total operating expenses	125.2	145.1	376.9	371.9
Operating income (loss)	49.2	(11.0)	111.4	2.8

Interest income	6.6	11.0	20.1	35.7
Interest expense	(4.2)	(6.4)	(12.6)	(20.5)
Other income (expense), net	0.7	(8.1)	(7.4)	(6.1)
Income (loss) from continuing operations, before income tax	52.3	(14.5)	111.5	11.9
Income tax provision (benefit)	5.9	(0.4)	14.7	4.6
Income (loss) from continuing operations	46.4	(14.1)	96.8	7.3
Loss from discontinued operations, net of income tax	(0.2)	(0.8)	(0.7)	(2.0)
Net income (loss)	$46.2	$(14.9)	$96.1	$5.3

Basic weighted-average common shares outstanding	37.6	37.5	37.6	37.5
Diluted weighted-average common shares outstanding	38.5	37.5	38.1	37.8

Earnings (loss) per share:
Continuing operations:
Basic earnings per share	$1.23	$(0.38)	$2.57	$0.19
Diluted earnings per share	$1.21	$(0.38)	$2.54	$0.19
Discontinued operations:
Basic loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Net income (loss):
Basic earnings per share	$1.23	$(0.40)	$2.56	$0.14
Diluted earnings per share	$1.20	$(0.40)	$2.52	$0.14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$46.2	$(14.9)	$96.1	$5.3
Other comprehensive income (loss), net of income tax
Foreign currency translation	(3.4)	12.5	17.4	3.3
Cash flow hedges	—	(1.8)	—	(5.5)
Defined employee benefit plan	(0.1)	(1.7)	(0.3)	(1.8)
Comprehensive income (loss)	$42.7	$(5.9)	$113.2	$1.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders' Equity

(In millions, except per share amounts)

	Common Stock
			Common Stock		Accumulated
			Associated with	Additional	Other		Total
			Deferred	Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Compensation Plan	Capital	Income (Loss)	Earnings	Equity
Balances, December 31, 2023	37.3	$—	$—	$148.3	$6.1	$989.7	$1,144.1
Stock issued from equity plans	0.1	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	10.6	—	—	10.6
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.8)	(3.8)
Other comprehensive loss	—	—	—	—	(8.0)	—	(8.0)
Deferred compensation	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	—	5.4	5.4
Balances, March 31, 2024	37.4	—	—	153.7	(1.9)	991.3	1,143.1
Stock issued from equity plans	0.1	—	—	(0.2)	—	—	(0.2)
Stock issuance	0.1	—	—	4.5	—	—	4.5
Stock-based compensation	—	—	—	10.7	—	—	10.7
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.9)	(3.9)
Other comprehensive loss	—	—	—	—	(5.0)	—	(5.0)
Deferred compensation	—	—	—	1.0	—	(0.1)	0.9
Net income	—	—	—	—	—	14.8	14.8
Balances, June 30, 2024	37.6	—	—	169.7	(6.9)	1,002.1	1,164.9
Stock issued from equity plans	0.1	—		(0.5)	—	—	(0.5)
Stock-based compensation	—	—		11.5	—	—	11.5
Share repurchases	—	—		(0.1)	—	(1.7)	(1.8)
Dividends declared ($0.10 per share)	—	—		—	—	(3.9)	(3.9)
Other comprehensive income	—	—		—	9.0	—	9.0
Deferred compensation	—	—		(0.1)	—	0.1	—
Net loss	—	—		—	—	(14.9)	(14.9)
Balances, September 30, 2024	37.7	$—	$—	$180.5	$2.1	$981.7	$1,164.3

Balances, December 31, 2024	37.7	$—	$(0.9)	$189.1	$(11.8)	$1,026.7	$1,203.1
Stock issued from equity plans	0.2	—	—	(9.1)	—	—	(9.1)
Stock-based compensation	—	—	—	11.6	—	—	11.6
Share repurchases	—	—	—	—	—	(0.9)	(0.9)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.8)	(3.8)
Other comprehensive income	—	—	—	—	4.5	—	4.5
Deferred compensation	—	—	—	—	—	0.2	0.2
Common shares issued to deferred compensation plan	—	—	(1.7)	1.7	—	—	—
Net income	—	—	—	—	—	24.7	24.7
Balances, March 31, 2025	37.9	—	(2.6)	193.3	(7.3)	1,046.9	1,230.3
Stock issued from equity plans	0.1	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	—	12.2	—	—	12.2
Share repurchases	(0.3)	—	—	(1.4)	—	(21.4)	(22.8)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.9)	(3.9)
Other comprehensive income	—	—	—	—	16.1	—	16.1
Deferred compensation	—	—	—	—	—	(0.9)	(0.9)
Net income	—	—	—	—	—	25.2	25.2
Balances, June 30, 2025	37.7	—	(2.6)	205.2	8.8	1,045.9	1,257.3
Stock issued from equity plans	—	—	—	(0.3)	—	—	(0.3)
Stock-based compensation	—	—	—	12.3	—	—	12.3
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.9)	(3.9)
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)
Deferred compensation	—	—	—	—	—	(0.9)	(0.9)
Net income	—	—	—	—	—	46.2	46.2
Balances, September 30, 2025	37.7	$—	$(2.6)	217.2	$5.3	$1,087.3	$1,307.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In millions)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96.1	$5.3
Less: loss from discontinued operations, net of income tax	(0.7)	(2.0)
Income from continuing operations, net of income tax	96.8	7.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	46.8	51.8
Stock-based compensation	41.2	34.2
Amortization and write off of debt issuance costs and debt discount	2.4	3.0
Deferred income taxes	—	0.3
Impairment charge on long-lived assets	1.8	—
Other	(3.7)	1.3
Changes in operating assets and liabilities, net of assets acquired
Accounts receivable, net	(31.2)	23.6
Inventories	(35.4)	(41.2)
Other assets	(5.7)	0.6
Accounts payable	50.5	(8.8)
Operating lease right-of-use assets and operating lease liabilities, net	2.5	1.0
Other liabilities and accrued expenses	(11.4)	(22.7)
Net cash from operating activities from continuing operations	154.6	50.4
Net cash from operating activities from discontinued operations	(1.8)	(2.2)
Net cash from operating activities	152.8	48.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term investments	(2.0)	(2.7)
Purchases of property and equipment	(69.9)	(44.0)
Acquisitions, net of cash acquired	—	(13.8)
Net cash from investing activities	(71.9)	(60.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(1.9)	(0.1)
Dividend payments	(11.6)	(11.6)
Payments on long-term borrowings	—	(355.0)
Payment of acquisition holdback	(1.5)	—
Purchase and retirement of common stock	(23.7)	(1.8)
Net payments related to stock-based awards	(8.3)	(6.0)
Net cash from financing activities	(47.0)	(374.5)

EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	2.6	(0.4)

NET CHANGE IN CASH AND CASH EQUIVALENTS	36.5	(387.2)
CASH AND CASH EQUIVALENTS, beginning of period	722.1	1,044.6
CASH AND CASH EQUIVALENTS, end of period	$758.6	$657.4

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly Advanced Energy’s financial position as of September 30, 2025, and the results of our operations and cash flows for the three and nine months ended September 30, 2025 and 2024.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

New Accounting Standards Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional disclosure on income taxes paid. This guidance will be effective for us in our Annual Report on Form 10-K for the year ending December 31, 2025. We do not expect the above guidance to materially impact our consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 permits the use of certain estimates and assumptions in developing forecasts used for determining expected credit losses on accounts receivable. This guidance will be effective for us on January 1, 2026. We do not expect the above guidance to materially impact our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 eliminates the consideration of project development stages in determining whether a cost is eligible for capitalization. Instead, cost capitalization will be based on a “probable to complete” threshold. This guidance will be effective for us on January 1, 2028. We are evaluating the impact, if any, that the adoption of ASU 2025-06 may have on our consolidated financial statements.

NOTE 2.    REVENUE

Disaggregation of revenue

The following tables present additional information regarding our revenue:

Revenue by Market

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Semiconductor Equipment	$196.6	$197.5	$628.3	$565.7
Industrial and Medical	71.2	76.9	204.1	239.4
Data Center Computing	171.6	80.6	409.4	195.5
Telecom and Networking	23.9	19.2	67.6	66.0
Total	$463.3	$374.2	$1,309.4	$1,066.6

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue by Significant Countries

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024

	(in millions)
United States	$113.9	24.6%	$134.6	36.0%	$399.8	30.5%	$371.9	34.9%
Mexico	72.4	15.6	41.0	11.0	155.2	11.9	109.8	10.3
Taiwan	37.1	8.0	41.0	11.0	94.6	7.2	119.6	11.2
Japan	71.1	15.3	11.9	3.2	167.0	12.8	36.9	3.4
All others	168.8	36.5	145.7	38.8	492.8	37.6	428.4	40.2
Total	$463.3	100.0%	$374.2	100.0%	$1,309.4	100.0%	$1,066.6	100.0%

We attribute revenue to individual countries based on the customer’s ship to location. Excluding the specific countries listed above, no individual country exceeded 10% of our total consolidated revenues during the periods presented.

Revenue by Category

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Product	$415.7	$332.6	$1,172.0	$944.2
Services and other	47.6	41.6	137.4	122.4
Total	$463.3	$374.2	$1,309.4	$1,066.6

Other revenue includes certain spare parts and products sold by our service group.

NOTE 3.    INCOME TAX

The following table summarizes tax provision (benefit) and the effective tax rate for our income (loss) from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Income (loss) from continuing operations, before income tax	$52.3	$(14.5)	$111.5	$11.9
Income tax provision (benefit)	$5.9	$(0.4)	$14.7	$4.6
Effective tax rate	11.3%	2.8%	13.2%	38.7%

Our effective tax rates differ from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations and the net effect of Pillar II top-up taxes. The effective tax rate for the three months ended September 30, 2025 was higher compared to the same period in 2024, primarily due to the absence of restructuring charges that were recorded in the prior-year period related to our Zhongshan, China factory closure resulting in an income tax benefit. The current quarter also included a net benefit from discrete tax items, consisting of a partial release of a valuation allowance, partially offset by the impact of tax law changes and other discrete adjustments.

For the nine months ended September 30, 2025, the effective tax rate was lower than the same period in 2024, primarily due to the absence of restructuring charges that impacted the prior-year results.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2025, certain countries in which the Company operates have implemented or are in the process of implementing the Pillar II minimum global effective tax rate regime as put forth by the Organization for Economic Cooperation and Development (“OECD”). As countries continue to make revisions to their legislation and release additional guidance with respect to the global minimum tax, we continue to determine any potential impact in the countries in which we operate. The impact of these changes may have a material impact on our cash tax expense and tax rate.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of elective tax law items available in 2025 and prescribed tax law changes in 2026, was signed into law in the United States. The Company has reflected the impact of the OBBB’s elective tax law items in its financial statements for period ending September 30, 2025.

NOTE 4.    STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of, and changes in, accumulated other comprehensive income
(loss), net of income taxes.

	Foreign Currency Translation	Change in Fair Value of Cash Flow Hedges	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2023	$(10.8)	$5.5	$11.4	$6.1
Other comprehensive income (loss) prior to reclassifications	(6.6)	1.4	—	(5.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.8)	—	(2.8)
Balance at March 31, 2024	(17.4)	4.1	11.4	(1.9)
Other comprehensive income (loss) prior to reclassifications	(2.6)	0.4	—	(2.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.8)	—	(2.8)
Balance at June 30, 2024	$(20.0)	$1.7	$11.4	$(6.9)
Other comprehensive income (loss) prior to reclassifications	10.8	0.4	(2.2)	9.0
Amounts reclassified from accumulated other comprehensive income (loss)	1.6	(2.1)	0.5	—
Balance at September 30, 2024	$(7.6)	$—	$9.7	$2.1

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Foreign Currency Translation	Change in Fair Value of Cash Flow Hedges	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2024	$(22.3)	$—	$10.5	$(11.8)
Other comprehensive income (loss) prior to reclassifications	4.5	—	—	4.5
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	(0.1)	—
Balance at March 31, 2025	(17.7)	—	10.4	(7.3)
Other comprehensive income (loss) prior to reclassifications	16.2	—	—	16.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.1)	(0.1)
Balance at June 30, 2025	$(1.5)	$—	$10.3	$8.8
Other comprehensive income (loss) prior to reclassifications	(3.4)	—	—	(3.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.1)	(0.1)
Balance at September 30, 2025	$(4.9)	$—	$10.2	$5.3

Amounts reclassified from accumulated other comprehensive income (loss) to the specific caption within the
Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		To Caption on Consolidated
	2025	2024	2025	2024	Statements of Operations

	(in millions)
Foreign currency translation	$—	$(1.6)	$(0.1)	$(1.6)	Other income (expense), net
Cash flow hedges	—	2.1	—	7.7	Interest expense
Defined employee benefit plan	0.1	(0.5)	0.3	(0.5)	Other income (expense), net
Total reclassifications	$0.1	$—	$0.2	$5.6

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings Per Share

The following table summarizes our earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except per share amounts)
Income (loss) from continuing operations	$46.4	$(14.1)	$96.8	$7.3

Basic weighted-average common shares outstanding	37.6	37.5	37.6	37.5
Dilutive effect of convertible notes	0.4	—	0.1	—
Dilutive effect of stock awards	0.5	—	0.4	0.3
Diluted weighted-average common shares outstanding	38.5	37.5	38.1	37.8

EPS from continuing operations
Basic EPS	$1.23	$(0.38)	$2.57	$0.19
Diluted EPS	$1.21	$(0.38)	$2.54	$0.19

Anti-dilutive shares not included above
Stock awards	—	0.4	—	—
Warrants	0.8	3.0	1.8	3.2

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

See Note 18. Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding our Convertible Notes, Note Hedges, and Warrants. For diluted earnings per share of common stock (“Diluted EPS”), we increase the weighted-average number of common shares outstanding during the period, as needed, to include the following:

●	Additional common shares that would have been outstanding if our outstanding stock awards had been converted to common shares using the treasury stock method. We exclude any stock awards that have an anti-dilutive effect;
●	Dilutive impact associated with the Convertible Notes using the if-converted method. The Convertible Notes are repayable in cash up to par value and in cash or shares of common stock for the excess over par value. When the stock price is lower than the strike price, there is no dilutive or anti-dilutive impact. When the stock price is higher than the initial strike price, there is a dilutive impact associated with the Convertible Notes. Prior to conversion, we do not consider the Note Hedges for purposes of Diluted EPS as their effect would be anti-dilutive. Upon conversion, we expect the Note Hedges to offset the dilutive effect of the Convertible Notes when the stock price is above $137.46 but below $179.76; and
●	Dilutive effect of the Warrants issued concurrently with the Convertible Notes using the treasury stock method. For all periods presented, the Warrants did not increase the weighted-average number of common shares outstanding because the $179.76 exercise price of the Warrants exceeded the average market price of our common stock.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share Repurchases

To repurchase shares of our common stock, we periodically enter into share repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except per share amounts)
Amount paid or accrued to repurchase shares	$—	$1.8	$23.7	$1.8
Number of shares repurchased	—	—	0.3	—
Average repurchase price per share	$—	$93.58	$84.19	$93.58

There were no share repurchases during the three months ended September 30, 2025. As of September 30, 2025, the remaining amount authorized by the Board of Directors (“our Board” or “the Board”) for future share repurchases was $173.4 million with no time limitation.

NOTE 5.     FAIR VALUE MEASUREMENTS

The following tables present information about our non-pension assets and liabilities measured at fair value on a recurring basis. We classify all items below within level 2 of the fair value hierarchy.

		September 30,	December 31,
		2025	2024

Description	Balance Sheet Classification	(in millions)
Certificates of deposit	Other current assets	$0.2	$0.2
Foreign currency forward contracts	Other accrued expenses	$—	$0.3
Investments	Other assets	$13.0	$9.9
Deferred compensation liabilities	Other long-term liabilities	$11.6	$10.1

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

As of September 30, 2025 and December 31, 2024, we had $79.7 million and $70.6 million, respectively, of foreign currency forward contracts outstanding.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.    ACCOUNTS RECEIVABLE, NET

We record accounts receivable at net realizable value. Our accounts receivable, net balance on the Consolidated Balance Sheets was $299.5 million as of September 30, 2025. The following table summarizes the changes in expected credit losses related to receivables:

(in millions)
December 31, 2024	$0.9
Additions	—
Deductions - write-offs and other adjustments	(0.3)
September 30, 2025	$0.6

NOTE 8.    INVENTORIES

We value inventories at the lower of cost or net realizable value, computed on a first-in, first-out basis. Components of inventories were as follows:

	September 30,	December 31,
	2025	2024

	(in millions)
Parts and raw materials	$313.9	$255.1
Work in process	24.9	20.6
Finished goods	60.9	84.7
Total	$399.7	$360.4

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	September 30, 2025
	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$101.7	$(76.6)	$25.1	6.6
Customer relationships	171.3	(82.9)	88.4	7.9
Trademarks and other	27.3	(17.7)	9.6	3.9
Total	$300.3	$(177.2)	$123.1	7.3

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$99.9	$(70.0)	$29.9	7.0
Customer relationships	168.9	(70.9)	98.0	8.5
Trademarks and other	27.1	(15.6)	11.5	4.6
Total	$295.9	$(156.5)	$139.4	7.9

Amortization expense related to intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Amortization expense	$5.6	$6.8	$16.7	$20.5

Estimated future amortization expense related to intangibles is as follows:

Year Ending December 31,	(in millions)
2025 (remaining)	$5.5
2026	20.1
2027	17.8
2028	16.6
2029	15.0
Thereafter	48.1
Total	$123.1

The following table summarizes the changes in goodwill:

(in millions)
December 31, 2024	$296.0
Foreign currency translation and other	4.7
September 30, 2025	$300.7

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.    RESTRUCTURING, ASSET IMPAIRMENTS, AND OTHER CHARGES

Details of restructuring, asset impairments, and other charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Restructuring	$—	$27.7	$4.6	$27.8
Asset impairments	0.2	—	1.8	—
Other charges	0.5	0.8	2.5	1.5
Total restructuring, asset impairments, and other charges	$0.7	$28.5	$8.9	$29.3

Restructuring

We have the following restructuring plans in process. The amounts incurred as a result of the approved actions are estimates, and actual results may differ, which could result in incremental restructuring charges in future periods.

2025 Plan

During the second quarter of 2025, we approved actions related to consolidating our research and development, sales, and administrative functions in connection with our manufacturing and footprint consolidation (the “2025 Plan”). We expect these actions to be substantially complete during 2027 and do not expect to incur significant additional charges.

2024 Plan

In 2024, we approved actions in furtherance of our manufacturing consolidation initiatives intended to optimize our manufacturing footprint and cost structure, including the closure of our Zhongshan, China manufacturing facility (the “2024 Plan”). Manufacturing operations in Zhongshan ceased during the second quarter of 2025. Final closure activities are in progress and expected to conclude in 2026. We do not expect to incur significant additional charges.

2023 Plan

In 2023, we approved a plan intended to optimize and further consolidate our manufacturing operations and functional support groups as well as a general reduction-in-force to align our expenses to revenue levels (the “2023 Plan”). We expect final activities to conclude in the first quarter of 2027 and do not expect to incur significant additional charges.

Changes in restructuring liabilities were as follows:

	2025 Plan	2024 Plan	2023 Plan	Total

	(in millions)
December 31, 2024	$—	$25.0	$5.0	$30.0
Severance costs incurred and charged to expense	2.9	1.1	0.6	4.6
Costs paid	(0.1)	(17.3)	(2.0)	(19.4)
Foreign currency translation	—	(0.1)	(0.1)	(0.2)
September 30, 2025	$2.8	$8.7	$3.5	$15.0

The above restructuring liability of $15.0 million is comprised of $9.2 million in other accrued expenses and $5.8 million in other long-term liabilities on our Consolidated Balance Sheets.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Cumulative Cost Through
	September 30, 2025
	2025 Plan	2024 Plan	2023 Plan	Total

	(in millions)
Severance and related charges	$2.9	$30.7	$16.0	$49.6
Facility relocation and closure charges	—	0.1	—	0.1
Total restructuring charges	$2.9	$30.8	$16.0	$49.7

Asset Impairments

During 2025, we recorded $1.8 million of impairment charges in connection with vacating facilities.

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

Our estimated warranty obligation is included in other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

(in millions)
December 31, 2024	$5.7
Net increases to accruals	2.9
Warranty expenditures	(1.7)
September 30, 2025	$6.9

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.    LEASES

Components of total operating lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Operating lease cost	$6.5	$5.9	$19.4	$17.6
Short-term and variable lease cost	1.6	0.9	4.7	2.5
Total operating lease cost	$8.1	$6.8	$24.1	$20.1

Estimated future payments on our operating lease liabilities are as follows:

Year Ending December 31,	(in millions)
2025 (remaining)	$6.8
2026	22.6
2027	19.3
2028	19.0
2029	15.9
Thereafter	68.5
Total lease payments	152.1
Less: Interest	(36.2)
Present value of lease liabilities	$115.9

In addition to the above, we have a lease agreement with total payments of $6.4 million that commences in the first quarter of 2026 and expires in 2035.

The following tables present additional information about our lease agreements:

	September 30,	December 31,
	2025	2024
Weighted average remaining lease term (in years)	8.3	8.4
Weighted average discount rate	6.3%	6.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Cash paid for operating leases	$6.8	$5.9	$19.8	$17.5
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$7.4	$19.4	$25.8

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13.    STOCK-BASED COMPENSATION

The Compensation Committee of our Board administers our stock plans. As of September 30, 2025, we have two active stock-based incentive compensation plans: the Amended and Restated 2023 Omnibus Incentive Plan (the “2023 Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). We issue all new equity compensation grants under the 2023 Incentive Plan. Outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. We do not have material outstanding stock option awards.

The 2023 Incentive Plan provides for the grant of awards including stock options, stock appreciation rights, performance stock units, performance units, stock, restricted stock, restricted stock units, and cash incentive awards.

The following table summarizes information related to our stock-based incentive compensation plans:

September 30, 2025
(in millions)
Shares available for future issuance under the 2023 Incentive Plan	1.4
Shares available for future issuance under the ESPP	0.5

Stock-Based Compensation Expense

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. During the three and nine months ended September 30, 2025, stock-based compensation expense included $0.9 million and $2.8 million, respectively, related to the acquisition of Airity Technologies, Inc. in June 2024 (the “Airity Acquisition”). Stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Stock-based compensation expense	$14.6	$11.9	$41.2	$34.2

Restricted Stock Units

Generally, we grant restricted stock units (“RSUs”) with a three-year time-based vesting schedule. Certain RSUs contain performance-based or market-based vesting conditions in addition to the time-based vesting requirements. RSUs are generally granted with a grant date fair value based on the market price of our stock on the date of grant.

Changes in our RSUs were as follows:

	Nine Months Ended September 30, 2025
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
	(in millions)
RSUs outstanding at beginning of period	1.0	$95.05
RSUs granted	0.5	$118.98
RSUs vested	(0.4)	$87.20
RSUs forfeited	(0.1)	$84.00
RSUs outstanding at end of period	1.0	$110.89

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

NOTE 15. LONG-TERM DEBT

Long-term debt on our Consolidated Balance Sheets consists of the following:

	September 30,	December 31,
	2025	2024

	(in millions)
Convertible Notes due 2028, 2.5% interest	$575.0	$575.0
Less: debt discount	(8.2)	(10.3)
Net long-term debt	$566.8	$564.7

For all periods presented, we were in compliance with the covenants under all debt agreements.

The following table summarizes interest expense related to our debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Interest expense	$3.4	$5.6	$10.3	$18.0
Amortization of debt issuance costs	0.8	0.8	2.3	2.5
Total interest expense related to debt	$4.2	$6.4	$12.6	$20.5

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

At the time of termination, no borrowings were outstanding under the prior credit agreement, and there have been no borrowings under the Credit Agreement to date. As of September 30, 2025, we had $600.0 million available on the Revolving Facility.

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

The Convertible Notes outstanding balance continues to be classified as long-term debt as none of the conversion triggers occurred. The redemption price is 100% of the principal amount plus accrued and unpaid interest.

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

We use level 2 measurements to estimate the fair value of our debt. As of September 30, 2025, we estimate the fair value of our Convertible Notes to be $787.6 million.

NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER DISCLOSURES

Certain of our cash and non-cash activities were as follows:

	Nine Months Ended September 30,
	2025	2024

	(in millions)
Non-cash investing activities:
Capital expenditures in accounts payable and other accrued expenses	$25.2	$7.2
Cash paid for:
Interest	$14.4	$18.0
Income taxes	$20.5	$29.0
Cash received from income taxes	$3.1	$1.6

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

Recent Events

We continue to execute our previously announced manufacturing consolidation plan, which includes the shutdown of our Zhongshan, China manufacturing site. Manufacturing operations in Zhongshan ceased during the second quarter of 2025. Final site closure activities are in progress and expected to conclude in 2026.

We remain focused on the introduction and launch of our new product initiatives. Additionally, we are monitoring tariffs announced by the U.S. government and the impact of any additional tariffs or other trade policy measures on our supply chain or to our customers. While the tariff impact was not material to our results in the first nine months of 2025, the effects could be material in future periods as any further tariff, export control, or other trade policy measures, retaliatory responses to the U.S. trade policy announcements, or any related macroeconomic effects could adversely impact our product demand, production costs, or ability to sell our products and provide services.

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

End Markets Summary and Trends

Advanced Energy generates revenue from the sale of a broad range of advanced and system power products and services to global original equipment manufacturers (“OEMs”), distributors, and end customers. Our customers select our products based on various performance metrics such as high power conversion efficiency, high power density, and low noise emission, as well as our ability to tailor our solutions to meet the unique requirements of their critical applications. The future growth and demand for our products is driven by a combination of factors within each of the end markets we serve, as follows:

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

The Semiconductor Equipment market continued to be driven by demand for leading-edge devices in logic and memory used in AI applications, offset by lower trailing-edge demand due to capacity underutilization, particularly in China, U.S. export restrictions to China, and the potential impact of tariffs on the macroeconomic environment. We expect these mixed market trends to continue into early 2026, with potential acceleration of demand in the second half of 2026.

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

The Industrial and Medical market has started to recover starting in the second quarter of 2025 following a major industry downturn as a result of macro conditions and supply chain disruptions from prior years. The positive trend continued in the third quarter as customer inventories approached normalized levels. We expect this trend to continue in the coming quarters but be paced by uncertainty in the macroeconomic environment.

Data Center Computing Market

The Data Center Computing market is driven by the rapid growth of AI and related investments. The accelerated power rating of next-generation AI processors and increased density of AI processors in each IT rack have exponentially increased the power requirements for AI-based servers and racks which, in turn, increased the importance of high power efficiency, density, and reliability for server rack power solutions.

Our products are designed into data center server and storage systems and also used by cloud service providers and their partners in their custom designed server racks and power shelves.

Increased investments in AI applications by leading hyperscale customers, along with adoption of our next- generation high-power solutions, more than doubled our revenue in the data center computing market during the first nine months of 2025. We expect robust end market demand and adoption of newer, higher power solutions will continue to support robust demand for the remainder of 2025 and into 2026.

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

End demand in the Telecom and Networking market remained stable in the first nine months of 2025, and we expect current market conditions to continue for several quarters, with some potential improvement driven by AI related demand.

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

The following table sets forth certain data derived from our Consolidated Statements of Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024

	(in millions)
Revenue	$463.3	100.0%	$374.2	100.0%	$1,309.4	100.0%	$1,066.6	100.0%
Gross profit	174.4	37.6	134.1	35.8	488.3	37.3	374.7	35.1
Operating expenses	125.2	27.0	145.1	38.8	376.9	28.8	371.9	34.9
Operating income (loss) from continuing operations	49.2	10.6	(11.0)	(2.9)	111.4	8.5	2.8	0.3
Interest income	6.6	1.4	11.0	2.9	20.1	1.5	35.7	3.3
Interest expense	(4.2)	(0.9)	(6.4)	(1.7)	(12.6)	(1.0)	(20.5)	(1.9)
Other income (expense), net	0.7	0.2	(8.1)	(2.2)	(7.4)	(0.6)	(6.1)	(0.6)
Income (loss) from continuing operations, before income tax	52.3	11.3	(14.5)	(3.9)	111.5	8.5	11.9	1.1
Income tax provision (benefit)	5.9	1.3	(0.4)	(0.1)	14.7	1.1	4.6	0.4
Income (loss) from continuing operations	$46.4	10.0%	$(14.1)	(3.8)%	$96.8	7.4%	$7.3	0.7%

Revenue

The following tables summarize net sales and percentages of net sales by markets:

	Three Months Ended September 30,				Change 2025 v. 2024
	2025		2024		Dollar	Percent

	(in millions)
Semiconductor Equipment	$196.6	42.4%	$197.5	52.8%	$(0.9)	(0.5)%
Industrial and Medical	71.2	15.4	76.9	20.6	(5.7)	(7.4)%
Data Center Computing	171.6	37.0	80.6	21.5	91.0	112.9%
Telecom and Networking	23.9	5.2	19.2	5.1	4.7	24.5%
Total	$463.3	100.0%	$374.2	100.0%	$89.1	23.8%

	Nine Months Ended September 30,				Change 2025 v. 2024
	2025		2024		Dollar	Percent

	(in millions)
Semiconductor Equipment	$628.3	48.0%	$565.7	53.0%	$62.6	11.1%
Industrial and Medical	204.1	15.6	239.4	22.5	(35.3)	(14.7)%
Data Center Computing	409.4	31.3	195.5	18.3	213.9	109.4%
Telecom and Networking	67.6	5.2	66.0	6.2	1.6	2.4%
Total	$1,309.4	100.1%	$1,066.6	100.0%	$242.8	22.8%

Revenue by Market

Semiconductor Equipment revenue for the three months ended September 30, 2025 was relatively flat as compared to the same period in the prior year. The increase in revenue for the nine months ended September 30, 2025 was primarily due to increased demand for platforms used in leading-edge process tools.

The decrease in Industrial and Medical revenue was primarily due to lower demand as a result of customer inventory rebalancing.

The increase in Data Center Computing revenue was due to growing hyperscale investments in new, AI-driven platforms and growth associated with design wins secured in 2024.

The increase in Telecom and Networking revenue was due to telecom design wins and increased demand driven by AI-related programs.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change 2025 v. 2024
	2025	2024	Dollar	Percent

	(in millions)
Gross profit	$174.4	$134.1	$40.3	30.1%
Gross margin	37.6%	35.8%

	Nine Months Ended September 30,		Change 2025 v. 2024
	2025	2024	Dollar	Percent

	(in millions)
Gross profit	$488.3	$374.7	$113.6	30.3%
Gross margin	37.3%	35.1%

The increase in gross profit and gross margin was largely due to an increase in revenue and manufacturing cost improvements. Manufacturing cost reduction programs positively impacted gross margin by 160 and 140 basis points, respectively, during the three and nine months ended September 30, 2025.

Operating Expenses

The following table summarizes our operating expenses and as a percentage of revenue:

	Three Months Ended September 30,
	2025		2024

	(in millions)
Research and development	$59.1	12.8%	$53.6	14.3%
Selling, general, and administrative	59.8	12.9	56.2	15.0
Amortization of intangible assets	5.6	1.2	6.8	1.8
Restructuring, asset impairments, and other charges	0.7	0.2	28.5	7.6
Total operating expenses	$125.2	27.0%	$145.1	38.8%

	Nine Months Ended September 30,
	2025		2024

	(in millions)
Research and development	$172.3	13.2%	$155.7	14.6%
Selling, general, and administrative	179.0	13.7	166.4	15.6
Amortization of intangible assets	16.7	1.3	20.5	1.9
Restructuring, asset impairments, and other charges	8.9	0.7	29.3	2.7
Total operating expenses	$376.9	28.9%	$371.9	34.8%

Research and Development

The increase in research and development expense was related to higher compensation costs, related to stock-based compensation and annual merit increases, and higher engineering program and materials costs compared to the same period in the prior year.

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

During the second quarter of 2025, we approved actions related to consolidating our research and development, sales, and administrative functions in connection with our manufacturing and footprint consolidation. We expect these actions to be substantially complete during 2027 and do not expect to incur significant additional charges.

For additional information about this and prior restructuring plans, see Note 10. Restructuring, Asset Impairments, and Other Charges in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

Interest Income, Interest Expense, and Other Income (Expenses), net

We experienced a decrease in interest income and expense caused by lower cash and debt balances as a result of using cash on hand to fully prepay our Term Loan in September 2024.

Other income (expense), net consists primarily of foreign exchange gains and losses and other miscellaneous items. For the three months ended September 30, 2025, we had a $4.8 million increase in unrealized foreign exchange gains and a $4.3 million improvement in other income (expense) compared to the same period in the prior year. The prior-year results included nonrecurring foreign currency translation adjustments related to the liquidation of certain foreign operations as well as the write-off of debt discount fees associated with the early repayment of our Term Loan Facility.

For the nine months ended September 30, 2025, we recorded a $5.0 million decrease in unrealized foreign exchange losses and a $4.1 million improvement in other income (expense) compared to the same period in the prior year. Similar to the quarterly comparison, the prior-year results reflected nonrecurring foreign currency translation adjustments and debt discount fees related to the Term Loan Facility prepayment, as described above.

See Note 15. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for information regarding our debt.

Income Tax

The following table summarizes tax provision (benefit) and the effective tax rate for our income (loss) from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Income (loss) from continuing operations, before income tax	$52.3	$(14.5)	$111.5	$11.9
Income tax provision (benefit)	$5.9	$(0.4)	$14.7	$4.6
Effective tax rate	11.3%	2.8%	13.2%	38.7%

Our effective tax rates differ from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations and the net effect of Pillar II top-up taxes. The effective tax rate for the three months ended September 30, 2025 was higher compared to the same period in 2024, primarily due to the absence of restructuring charges that were recorded in the prior-year period related to our Zhongshan, China factory closure resulting in an income tax benefit. The current quarter also included a net benefit from discrete tax items, consisting of a partial release of a valuation allowance, partially offset by the impact of tax law changes and other discrete adjustments.

For the nine months ended September 30, 2025, the effective tax rate was lower than the same period in 2024, primarily due to the absence of restructuring charges that impacted the prior-year results.

As of September 30, 2025, certain countries in which the Company operates have implemented or are in the process of implementing the Pillar II minimum global effective tax rate regime as put forth by the Organization for Economic Cooperation and Development (“OECD”). As countries continue to make revisions to their legislation and release additional guidance with respect to the global minimum tax, we continue to determine any potential impact in the countries in which we operate. The impact of these changes may have a material impact on our cash tax expense and tax rate.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of elective tax law items available in 2025 and prescribed tax law changes in 2026, was signed into law in the United States. The Company has reflected the impact of the OBBB’s elective tax law items in its financial statements for period ending September 30, 2025.

Non-GAAP Results

Management uses non-GAAP net income, non-GAAP operating income, and non-GAAP earnings per share (“EPS”) to evaluate business performance without the impacts of certain non-cash charges and other charges which are not part of our usual operations. We use these non-GAAP measures to assess performance against business objectives, and make business decisions, including developing budgets and forecasting future periods. In addition, management’s incentive plans include certain of these non-GAAP measures as criteria for achievements. These non-GAAP measures are not prepared in accordance with U.S. GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. However, we believe these non-GAAP measures provide additional information that enables readers to evaluate our business from the perspective of management. The presentation of this additional information should not be considered a substitute for results prepared in accordance with U.S. GAAP.

The non-GAAP results presented below exclude the impact of non-cash related charges, such as stock-based compensation, amortization of intangible assets, and long-term unrealized foreign exchange gains and losses. In addition, we exclude discontinued operations and other items such as acquisition-related costs, facility, infrastructure, and other transition costs, and restructuring expenses, as they are not indicative of future performance. The tax effect of our non-GAAP adjustments represents the anticipated annual tax rate applied to each non-GAAP adjustment after consideration of their respective book and tax treatments. Finally, non-GAAP results also exclude non-recurring discrete tax expenses or benefits.

Reconciliation of non-GAAP measures
Non-GAAP gross profit, gross margin, operating expenses,	Three Months Ended September 30,		Nine Months Ended September 30,
operating income, and operating margin	2025	2024	2025	2024

	(in millions)
Gross profit from continuing operations, as reported	$174.4	$134.1	$488.3	$374.7
Adjustments to gross profit:
Stock-based compensation	1.3	1.0	3.6	2.9
Facility, infrastructure, and other transition costs	5.5	0.9	10.8	2.4
Acquisition-related costs	—	—	—	(0.1)
Non-GAAP gross profit	181.2	136.0	502.7	379.9

GAAP gross margin	37.6%	35.8%	37.3%	35.1%
Non-GAAP gross margin	39.1%	36.3%	38.4%	35.6%

Operating expenses from continuing operations, as reported	125.2	145.1	376.9	371.9
Adjustments:
Amortization of intangible assets	(5.6)	(6.8)	(16.7)	(20.5)
Stock-based compensation	(13.3)	(10.9)	(37.6)	(31.3)
Acquisition-related costs	(1.2)	(1.6)	(4.0)	(4.8)
Facility, infrastructure, and other transition costs	(1.0)	(0.5)	(4.1)	(0.5)
Restructuring, asset impairments, and other charges	(0.7)	(28.5)	(8.9)	(29.3)
Non-GAAP operating expenses	103.4	96.8	305.6	285.5
Non-GAAP operating income	$77.8	$39.2	$197.1	$94.4

Operating income (loss), as reported	$49.2	$(11.0)	$111.4	$2.8
Adjustments to gross profit	6.8	1.9	14.4	5.2
Adjustments to operating expenses	21.8	48.3	71.3	86.4
Non-GAAP operating income	$77.8	$39.2	$197.1	$94.4

Income (loss) from continuing operations, as reported	$46.4	$(14.1)	$96.8	$7.3
GAAP operating margin	10.6%	(2.9)%	8.5%	0.3%
Non-GAAP operating margin	16.8%	10.5%	15.1%	8.9%

Reconciliation of non-GAAP measure	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP income, net of income tax	2025	2024	2025	2024
	(in millions)
Income (loss) from continuing operations, net of income tax	$46.4	$(14.1)	$96.8	$7.3
Adjustments:
Amortization of intangible assets	5.6	6.8	16.7	20.5
Acquisition-related costs	1.2	1.6	4.0	4.7
Facility, infrastructure, and other transition costs	6.5	1.4	14.9	2.9
Restructuring, asset impairments, and other charges	0.7	28.5	8.9	29.3
Unrealized foreign currency loss (gain)	(1.3)	4.0	4.7	0.8
Other costs included in other income (expense), net	—	3.7	0.2	3.7
Stock-based compensation	14.6	11.9	41.2	34.2
Tax effect of non-GAAP adjustments, including certain discrete tax benefits	(7.3)	(6.7)	(17.5)	(12.3)
Non-GAAP income, net of income tax	$66.4	$37.1	$169.9	$91.1

Reconciliation of non-GAAP measure	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP diluted weighted-average common shares	2025	2024	2025	2024
	(in millions)
Diluted weighted-average common shares outstanding	38.5	37.5	38.1	37.8
Dilutive effect of stock awards	—	0.4	—	—
Dilutive effect of convertible note	(0.4)	—	(0.1)	—
Non-GAAP diluted weighted-average common shares outstanding	38.1	37.9	38.0	37.8

Reconciliation of non-GAAP measure	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP earnings per share	2025	2024	2025	2024
Diluted earnings per share from continuing operations, as reported	$1.21	$(0.38)	$2.54	$0.19
Add back:
Per share impact of non-GAAP adjustments, net of tax	0.53	1.36	1.93	2.22
Non-GAAP earnings per share	$1.74	$0.98	$4.47	$2.41

Reconciliation of non-GAAP measure	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP provision for income taxes	2025	2024	2025	2024

	(in millions)
Provision (benefit) for income taxes, as reported	$5.9	$(0.4)	$14.7	$4.6
Adjustment:
Non-GAAP items and other discrete tax items excluding stock-based compensation	4.2	4.2	8.8	5.1
Tax effect of stock-based compensation	3.1	2.5	8.7	7.2
Non-GAAP provision for income taxes	$13.2	$6.3	$32.2	$16.9

Reconciliation of non-GAAP measure	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP income before income taxes	2025	2024	2025	2024

	(in millions)
Income (loss) from continuing operations, before income tax	$52.3	$(14.5)	$111.5	$11.9
Adjustments:
Amortization of intangible assets	5.6	6.8	16.7	20.5
Stock-based compensation	14.6	11.9	41.2	34.2
Acquisition-related costs	1.2	1.6	4.0	4.7
Facility, infrastructure, and other transition costs	6.5	1.4	14.9	2.9
Restructuring, asset impairments, and other charges	0.7	28.5	8.9	29.3
Unrealized foreign currency loss (gain)	(1.3)	4.0	4.7	0.8
Other costs included in other income (expense), net	—	3.7	0.2	3.7
Non-GAAP income before income taxes	$79.6	$43.4	$202.1	$108.0
Effective tax rate, as reported	11.3%	2.8%	13.2%	38.7%
Non-GAAP effective tax rate	16.6%	14.5%	15.9%	15.6%

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

As of September 30, 2025, our cash and cash equivalents totaled $758.6 million, while our available funding under our Revolving Facility was $600.0 million. Additionally, we generated $154.6 million of cash flow from continuing operations in the nine months ended September 30, 2025. We believe our sources of liquidity will be adequate to meet operational needs, including capital expenditures, as well as anticipated debt service, share repurchase programs, dividends, and strategic investments.

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

Debt

See Note 15. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for information regarding the Credit Agreement.

As of September 30, 2025, our only outstanding debt is the $575.0 million Convertible Notes, which mature on September 15, 2028 and carry a 2.5% interest rate. Should we have future borrowings under our Term Loan Facility or Revolving Facility, those borrowings would be subject to a variable rate.

As of September 30, 2025, no amounts were outstanding under the Revolving Facility, and we had $600.0 million in available funding. In addition to the available capacity on the Revolving Facility, prior to the maturity date of the Credit Agreement, we may request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million. Any requested increase is subject to lender approval.

Dividends

During the nine months ended September 30, 2025, we paid quarterly cash dividends of $0.10 per share, totaling $11.6 million. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchases

During the nine months ended September 30, 2025, we paid $23.7 million to repurchase 282,232 shares of our common stock at an average share price of $84.19.

Cash Flows

A summary of our cash from operating, investing, and financing activities is as follows:

	Nine Months Ended September 30,
	2025	2024

	(in millions)
Net cash from operating activities from continuing operations	$154.6	$50.4
Net cash used in operating activities from discontinued operations	(1.8)	(2.2)
Net cash from operating activities	152.8	48.2
Net cash used in investing activities	(71.9)	(60.5)
Net cash used in financing activities	(47.0)	(374.5)
Effect of currency translation on cash and cash equivalents	2.6	(0.4)
Net change in cash and cash equivalents	36.5	(387.2)
Cash and cash equivalents, beginning of period	722.1	1,044.6
Cash and cash equivalents, end of period	$758.6	$657.4

Operating Activities

Net cash from operating activities from continuing operations for the nine months ended September 30, 2025 was $154.6 million, as compared to $50.4 million for the same period in the prior year. This $104.2 million increase was primarily due to higher net income from continuing operations driven by growth in the Data Center Computing and Semiconductor Equipment markets. Additionally, we had unfavorable changes in working capital from inventories, accounts receivable, and other liabilities and accrued expenses which was partially offset by timing of payments.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $71.9 million primarily due to $69.9 million in purchases of property and equipment, which was largely driven by continued investments in our manufacturing footprint and capacity, and $2.0 million in purchases of investments.

Net cash used in investing activities for the nine months ended September 30, 2024 was $60.5 million primarily due to $44.0 million in purchases of property and equipment, which was largely driven by investments in our manufacturing footprint and capacity, $13.8 million for the Airity Acquisition, and $2.7 million in purchases of investments.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $47.0 million and included $23.7 million for repurchase of common stock, $8.3 million in net payments related to stock-based award activities, and $11.6 million for dividend payments. In addition, we paid $1.9 million in fees related to entering the Credit Agreement and $1.5 million for the release of the holdback associated with the Airity Acquisition.

Net cash used in financing activities for the nine months ended September 30, 2024 was $374.5 million and included $355.0 million for repayment of long-term debt, $11.6 million for dividend payments, $1.8 million for repurchase of common stock, $6.0 million in net payments related to stock-based award activities, and a $0.1 million payment for debt issuance costs.

Effect of Currency Translation on Cash

During the nine months ended September 30, 2025, foreign currency translation had a minimal impact on cash. See “Foreign Currency Exchange Rate Risk” in Part I, Item 3 for more information.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To repurchase shares of our common stock, we periodically enter into share repurchase agreements, open-market transactions, and/or other transactions in accordance with applicable federal securities laws. Before repurchasing our shares, we consider the market price of our common stock, the nature of other investment opportunities, available liquidity, cash flows from operations, general business and economic conditions, and other relevant factors.

At September 30, 2025, the remaining amount authorized by the Board of Directors for future share repurchases was $173.4 million with no time limitation. There were no share repurchases during the quarter covered by this report.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

None

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, except as described below, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K). The following table summarizes the terms of the Rule 10b5-1 trading arrangements adopted:

Name and Title	Date of Adoption	Duration of the Trading Arrangement (1)	Aggregate Number of Shares to be Sold
Bernard Colpitts Senior Vice President and Chief Accounting Officer	August 19, 2025	Until May 1, 2026 or such earlier date upon which all transactions are completed	5,089 (2)
Paul Oldham Executive Vice President and Chief Financial Officer	August 20, 2025	Until August 20, 2026 or such earlier date upon which all transactions are completed	16,570 (3)
Tina Donikowski Director	September 4, 2025	Until September 4, 2026 or such earlier date upon which all transactions are completed	2,257

(1) The Rule 10b5-1 trading arrangements also provide for termination prior to the above-listed expiration date following the occurrence of certain events, such as public announcement of a tender offer, exchange offer, or certain merger and acquisition, reorganization, or recapitalization transactions or the bankruptcy, insolvency, or death of the adopting person.

(2) The aggregate number of shares available for sale under Mr. Colpitts’ Rule 10b5-1 trading arrangement is not yet determinable because the shares available will be net of tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. As such, the shares included in this table reflect the aggregate maximum number of shares underlying Mr. Colpitts’ RSUs without excluding the shares that will be withheld to satisfy tax withholding obligations.

(3) Includes 6,042 shares of common stock issuable upon the exercise of options.

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

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	November 4, 2025	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President

/s/ Bernard R. Colpitts, Jr.
Bernard Colpitts, Jr.
Chief Accounting Officer and Controller