Form 10-K
period 2025-12-31
ADVANCED ENERGY INDUSTRIES INC
filed 2026-02-13
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $4,950,205,433 as of June 30, 2025, based upon the price at which such common stock was last sold on such date.

As of February 4, 2026, there were 37,750,990 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders (to be filed with the Commission under Regulation 14A no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025).

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

Risks and uncertainties to which our forward-looking statements are subject include:

●	volatility and cyclicality, economic conditions, and business fluctuations in the industries in which we compete;
●	our ability to achieve design wins with new and existing customers;
●	our ability to accurately forecast and meet customer demand;
●	risks related to global economic conditions, such as the impact of tariffs and export regulations, escalating global conflicts on macroeconomic conditions, economic uncertainty, market volatility, rising interest rates, inflation, lack of growth in our markets, or recession;
●	risks associated with scaling our manufacturing capacity and securing sufficient critical components to meet customer demand;
●	pricing pressure from customers and competitors;
●	concentration of our customer base;
●	risks associated with potential breach of our information security measures— either external breach or internal data theft;
●	difficulties with the implementation of our enterprise resource planning and other enterprise-wide information technology system applications;
●	our loss of or inability to attract and retain key personnel;
●	risks associated with our manufacturing footprint optimization and movement of manufacturing locations for certain products;
●	disruptions to our manufacturing operations or those of our customers or suppliers;
●	our ability to successfully identify, close, integrate and realize anticipated benefits from our acquisitions or divestitures;
●	quality issues, unanticipated costs in fulfilling our warranty obligations or adequacy of our warranty reserves, claims outside of warranty, or product liability claims;
●	risks inherent in our international operations, including the effect of export controls, the impact of tariffs on our supply chain or products we sell, political and geographical risks, and fluctuations in currency exchange rates;
●	our ability to enforce, protect and maintain our proprietary technology and intellectual property rights, and avoid claims alleging infringement of the intellectual property rights of others;

●	regulatory risk related to our supply chain;
●	legal matters, claims, investigations, and proceedings;
●	changes to tax laws and regulations or our tax rates;
●	changes to and maintaining compliance with U.S. federal, state, local and foreign regulations, including with respect to trade compliance, privacy and data protection, supply chain, and environmental regulation;
●	effect of our debt obligations and restrictive covenants on our ability to operate our business;
●	risks related to our unfunded pension obligations;
●	our estimates of the fair value of intangible assets;
●	the potential impact of dilution related to our convertible debt, hedge, and warrant transactions;
●	risks relating to ownership of our common stock; and
●	the risks and uncertainties described in Part I, Item 1A in this Form 10-K.

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

ITEM 1.            BUSINESS

Company Overview

Advanced Energy provides highly engineered, critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell and service precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment. Our products enable customers to reduce or optimize their energy consumption through increased power conversion efficiency, power density, power coupling, and process control across a wide range of applications.

We are organized on a global, functional basis and operate as a single segment of power electronics conversion products. Within this segment, our products are sold in the Semiconductor Equipment, Data Center Computing, Industrial and Medical, and Telecom and Networking markets.

We incorporated in Colorado in 1981 and reincorporated in Delaware in 1995. Our executive offices are located at 1595 Wynkoop Street, Suite 800, Denver, Colorado 80202, and our telephone number is 970-407-6555.

Recent Events

Credit Agreement

On May 8, 2025, we terminated our prior credit agreement, dated as of September 10, 2019 (and subsequently amended) and entered into a new credit agreement (the “Credit Agreement”) consisting of a senior unsecured term loan facility (“Term Loan Facility”) and a senior unsecured revolving facility (“Revolving Facility”) both maturing on May 8, 2030. The maturity date may be accelerated to the date that is 91 days prior to the maturity date of our 2.50% convertible senior notes due September 15, 2028 (the “Convertible Notes”), if the sum of our consolidated cash and cash equivalents plus the undrawn balance on the Revolving Facility is less than 120% of the redemption amount of the Convertible Notes. The financing terms of the new Credit Agreement are substantially the same as the terms of the prior credit agreement. As part of the new credit facility, HSBC Bank USA, N.A. (“HSBC”) was appointed as the administrative agent for the lender group. See Note 7. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data.”

Restructuring Activity

We continue to execute our previously announced manufacturing consolidation plan. In 2024, we approved further manufacturing consolidation initiatives, including the closure of our Zhongshan, China manufacturing facility (the “2024 Plan”). Manufacturing operations in Zhongshan ceased during the second quarter of 2025. Final site closure activities are in progress and are expected to conclude in 2026. Further, we expect to continue to consolidate several of our smaller manufacturing sites through 2026.

In 2025, further actions were approved related to consolidating our research and development, sales, and administrative functions in connection with our manufacturing and footprint consolidation. See Note 11. Restructuring, Asset Impairments, and Other Charges in Part II, Item 8 “Financial Statements and Supplementary Data.”

Products and Services

Our precision power products and solutions are designed to enable process technologies, improve productivity, lower the cost of ownership, and/or provide critical power capabilities for our customers. These products are designed to meet our customers’ demanding requirements in efficiency, flexibility, performance, and reliability. We also provide repair and maintenance services for our products.

Our plasma power products enable innovation in complex semiconductor and thin film plasma processes such as dry etch and deposition. Our broad portfolio of high and low voltage power products is used in a wide range of applications, such as semiconductor equipment, data center computing, industrial production, medical and life science equipment, aerospace and defense, networking, and telecommunications. We also supply related sensing, controls, and instrumentation products primarily for advanced measurement and calibration of power and temperature for multiple industrial markets.

Our network of global service support centers provides repair services, calibration, conversions, upgrades, refurbishments, and used equipment to companies that use our products.

End Markets

Advanced Energy generates revenue from the sale of a broad range of advanced and system power products and services to global original equipment manufacturers (“OEMs”), distributors, and end customers. Our customers select our products based on various performance metrics such as high power conversion efficiency, high power density, low noise emission, and lower power consumption as well as our ability to tailor our solutions to meet the unique requirements of their critical applications. The future growth and demand for our products is driven by a combination of factors within each of the end markets we serve, as follows:

Semiconductor Equipment Market

The Semiconductor Equipment market supports and enables the long-term need for production capacity and new process technologies to meet demand for semiconductor devices across many applications driven by megatrends such as artificial intelligence (“AI”), energy efficiency, automobile electrification, and Internet of things.

Our portfolio of power conversion and related products sold into this market includes plasma power, high-voltage power, system power, and adjacent sensing solutions. Our plasma power solutions are used to create plasma-based etch and deposition processes. Our semiconductor market products are incorporated into a wide range of applications, including dry etch and strip, deposition, ion implant, inspection and metrology, thermal, epitaxy, and back-end test and packaging.

Our strategy is to outgrow the wafer fabrication equipment (“WFE”) market by developing plasma power products for advanced processing applications and through market share gains in both plasma power and adjacent semiconductor applications. We believe the plasma power market will grow faster than WFE due to increasing number of plasma process steps and growing demand for more complex power content. In addition, we are targeting to win customer adoptions of our new plasma power products to strengthen our positions in core applications with leading market share, such as conductor etch and deposition, and to grow our market position in targeted applications with lower market share, such as dielectric etch. Finally, we are targeting to leverage our broad portfolio of system power, thermal and sensing, remote plasma source, and high voltage products to gain share in adjacent semiconductor applications.

Data Center Computing Market

The Data Center Computing market is being driven by the rapid growth of AI and related investments. The accelerated power rating of next-generation AI processors and increased density of AI processors in each IT rack have significantly increased the power requirements for AI-based servers and racks which, in turn, increased the importance of high power efficiency, density, and reliability for server rack power solutions.

Our products are designed into data center server and storage systems, and are also used by cloud service providers and their partners in their custom designed server racks and power shelves.

Our strategy in the market is to target high-end, high power, differentiated applications based on our competitive strengths in power density, efficiency, reliability, and speed in delivering next-generation, production-ready products. Due to higher power requirements for AI-based server racks, the demand for high-end AI power solutions has been growing faster than the traditional server power market. We believe our capabilities in advancing new power solutions for next-generation AI-based server racks position us to participate in the continued growth in this market.

Industrial and Medical Market

The Industrial and Medical market is fueled by continued investment in complex manufacturing processes, increased adoption of new industrial technologies such as automation and clean energy, and increased breadth and precision requirements of medical devices and life science equipment.

We supply this market with critical, precision power conversion products that deliver precise and highly reliable, low noise and/or differentiated power. In addition, our sensing, control, and instrumentation products complement our power solutions. Our products are used in a wide variety of applications, such as advanced material fabrication, medical devices, life science, test and measurement equipment, robotics, industrial production, defense, aerospace, and large-scale lighting applications.

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

We serve this market by providing application-specific power conversion products to many leading OEMs of wireless infrastructure equipment and computer networking equipment.

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

During the year ended December 31, 2025, three customers accounted for 23%, 19%, and 12% of our total revenue, respectively. During the year ended December 31, 2024, two customers accounted for 26% and 11% of our total revenue, respectively. No other customers accounted for 10% or more of total revenues. We expect that the sale of products to our largest customers will continue to account for a significant percentage of our revenue for the foreseeable future. The loss of a large customer could have a material adverse effect on our results of operations.

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

We maintain customer service centers globally, as we believe that customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers.

Refer to Note 3. Revenue in Part II, Item 8 “Financial Statements and Supplementary Data” for information regarding our revenue by geographic area. See Part I, Item 1A “Risk Factors” for a discussion of certain risks related to our sales and marketing operations.

Manufacturing

We manufacture our products primarily in our large factories in the Philippines, Malaysia, and Mexico. We also perform limited specialty manufacturing for some of our products in the U.S., the United Kingdom, and Europe. During 2025, we continued to execute our previously announced manufacturing consolidation plan, which included the shutdown of our Zhongshan, China manufacturing site. Manufacturing operations in Zhongshan ceased during the second quarter of 2025. Final site closure activities are in progress and expected to conclude in 2026. We expanded capacity in our Philippines and Mexicali factories, and we continued progress on a new factory in Thailand. We expect to continue to consolidate several of our smaller factory sites during 2026.

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

Intellectual Property

Protection of our technology assets through intellectual property rights is important for our competitive position. We believe that continued research and development of technologically advanced solutions and applications, as well as enhancements to existing products and related software to support customer requirements, are critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and technology, and to the enhancement of existing products, and we expect these investments to continue. Our investments in research and development enable us to create intellectual property, including patents and trade secrets. We hold numerous U.S. and foreign patents and have multiple patent applications pending in the U.S., Europe, and Asia.

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

We encounter substantial competition from foreign and domestic companies for each of our markets. Some of our competitors have greater financial and other resources than we do. Other competitors are smaller than we are but may be well established in specific product niches. Competitors in each of our market verticals include, but are not limited to, the following:

Semiconductor Equipment	Data Center Computing	Industrial and Medical	Telecom and Networking
COMET Holding AG. Daihen Corp. MKS Instruments, Inc. TRUMPF Hüttinger GmbH + Co. KG	Delta Electronics, Inc. Flex Ltd. Lite-On Technology Corp.	Cosel Co., Ltd. Delta Electronics, Inc. MEAN WELL Enterprises TDK-Lambda Corp. TRUMPF Hüttinger GmbH + Co. KG XP Power Ltd.	Delta Electronics, Inc. Kexin Communication Technologies Co. Ltd. Lite-On Technology Corp.

Research and Development

We perform research and development to develop products to address new or emerging applications, make technological advances to provide higher performance, lower cost, or create other attributes that we may expect to appeal to current or potential customers. We believe that continued research and development of technologically advanced solutions and applications, as well as enhancements to existing products and related software to support customer requirements, are critical for us to compete in the markets we serve. Accordingly, we devote significant personnel and financial resources to the development of new products and technology, and to the enhancement of existing products, and we expect these investments to continue. For the years ended December 31, 2025, 2024, and 2023 our research and development expenses were $232.4 million, $211.8 million, and $202.4 million, respectively and have ranged from 12.2% to 14.3% of our total revenue.

Human Capital

Our people are our strength. We have a globally diverse workforce with approximately 13,000 employees. Our employees are located in the Asia-Pacific region, Europe, and North America, and are comprised of approximately 53% male and 47% female employees. Our employees are not represented by unions, except for statutory organization rights applicable to our employees in China, Germany, and Mexico.

Culture

As an industry leading technology company, we work together collaboratively to solve complex, high-value problems and achieve common goals. Our global talent, winning technology and operational excellence are our competitive advantage. We are committed to nurturing a culture grounded in our core values: Innovation, Integrity, Empowerment, Partnership, Accountability, and Execution. These core values are the foundation of how we operate. We recognize that an inclusive work environment, diverse perspectives and collaboration enable us to drive innovation and future growth for our global customers, and we remain committed to ensuring a work environment where employees can grow and share in the Company’s success.

Health and Safety

We are committed to providing a safe work environment for our employees and have a global team that is responsible for health and safety related activities including hazard and risk identification. We provide regular health and safety trainings both on-site and through our virtual tool that assigns training based on job profiles and site-specific requirements. We have established policies and practices to ensure that working conditions are safe, workers are treated with respect and dignity, and manufacturing processes are environmentally responsible. We also reference the Responsible Business Alliance Code of Conduct at selected manufacturing sites as a guide to promote labor, health, safety, environmental, and ethics best practices.

Employee Engagement

We are committed to providing a collaborative and productive work environment for our employees. In 2025, we conducted our confidential employee survey on topics relating to confidence in company leadership, ethical conduct, career growth opportunities, and suggestions on how we can make our company a great place to work and also communicated the results of the employee survey with our employees, leaders, executive team, and Board of Directors. In 2024, we launched Powering Technology Together, our employee value proposition, to highlight our commitment to providing a best-in-class employee experience for our people across the globe and to differentiate ourselves as an employer of choice. We believe our employee value proposition will help us build our employer brand and attract and retain the best talent.

Total Rewards

We provide market-competitive compensation and benefits to our employees to attract, motivate and retain a highly talented and engaged workforce who are committed to the Company’s core values and objectives. Our compensation programs are focused on equitable and fair pay practices that reward for high performance, continuous improvement, and drive increased shareholder value.

Learning and Development

We provide learning and development opportunities to employees at all levels to support growth within their current role and help prepare them for potential future roles. Our internal learning solutions are provided online and in person, with training on topics such as technical skills, supervisor effectiveness, and leadership development. Where training is not available internally, we support external training for skill development in current or future roles. We have internship and graduate development programs, as well as annual talent reviews and succession planning to develop a talent pipeline across various levels of the Company.

Community Involvement

Advanced Energy strives to make a positive impact in its communities through volunteerism, charitable giving and partnerships with local communities. We have an active Community Investment Steering Committee and offer employees paid time off to participate in Company organized initiatives and volunteer with non-profit organizations of their choice. Our Child of Employee Scholarship Program, available to children of Advanced Energy employees, celebrates education accomplishments and provides financial support for them to pursue their career and learning goals. We also offer an annual Advanced Energy STEM (Science, Technology, Engineering, and Mathematics) Scholarship in the U.S. to support and develop emerging talent in STEM.

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

As a supplier to the global semiconductor equipment, data center computing, industrial, medical, telecommunication, and networking industries, we are subject to business fluctuations, the timing, length, and volatility of which can be difficult to predict. We are impacted by sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on technology transitions, capacity utilization, demand for customers’ products, inventory levels relative to demand, access to affordable capital, and changes in geopolitical factors, including tariffs. These changes have affected the timing and amount of customers’ purchases and investments in technology, and continue to affect our orders, net revenue, operating expenses, and net income. In addition, several of the markets in which we compete are highly cyclical and experience downturns characterized by diminished product demand, production overcapacity, high inventory levels, and price erosion, which has caused, and in the future could cause, our revenue and gross margin to decline, adversely impacting our results of operations. It is difficult to predict the timing, length, and severity of such fluctuations and downturns, and we may not be able to respond adequately or quickly to the changes in demand.

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

For example, infrastructure investments in artificial intelligence (“AI”) have increased substantially, which is driving significant demand increases in the Data Center Computing market. We accelerated investments to increase capacity and make upgrades to support higher demand and new product requirements in the market, but if we are unable to timely or efficiently scale to meet growing demand or if we have not accurately assessed the magnitude or sustainability of such demand, our results of operations could be adversely impacted.

We must achieve design wins to retain our existing customers and to obtain new customers, although design wins achieved may not necessarily result in substantial revenue or gross profit.

The markets we serve are constantly changing in terms of advancement in applications, core technology, and competitive pressures driven by continuing technology migration and changing customer demand. New products designed for capital equipment manufacturers typically have a lifespan of many years. Increasingly, we are required to accelerate our investment in research and development to meet the time-to-market, performance, and technology adoption cycle needs of our customers simply to compete for design wins. Given such up-front investments we make to develop, evaluate, and qualify products in the design win process, our success and future growth depend on our products being designed into our customers’ new generations of equipment as they develop new technologies and applications. We must work with these manufacturers early in their design cycles to modify, enhance, and upgrade our products or design new products that meet the requirements of their new systems. The design win process is highly competitive, the design windows may be narrow, and there is no assurance we will succeed with new design wins for our existing customers or new customers’ next generations of equipment. Our competitors may also be more successful in implementing an AI strategy and develop more successful products with the aid of AI technology. In the last few years, we have made significant investments to launch new technology platforms and products into the Semiconductor and Industrial and Medical markets and upgrade our capabilities in the Data Center Computing market. If existing or new customers do not choose our designs, we are unable to maintain single source status, or we cannot agree to pricing, volumes, and other key commercial terms with these customers, our market share may decline, potential revenues related to the lifespan of our products may not be realized, and our business, financial condition, and results of operations could be materially and adversely impacted. Further, our ability to generate revenue or gross profit from design wins is in part or wholly dependent upon the success of our customers’ solutions.

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

Finally, if shortages of critical components or supply constraints were to reoccur, we could again experience the longer lead times in procuring materials and subcomponents and, in some cases, meaningfully higher costs for the subcomponents that we faced in the wake of the pandemic. Our revenues, earnings, and cash flow may be adversely impacted if these conditions reoccur.

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

We must scale our manufacturing capacity and secure sufficient critical components to meet customer demand.

Our manufacturing facilities are located globally, and the majority of our products are manufactured in a select few key facilities. Most facilities are under operating leases, and interruptions in operations could be caused by early termination of existing leases by landlords or failure by landlords to renew existing leases upon expiration, including the possibility that suitable operating locations may not be available in proximity to existing facilities, which could result in labor or supply chain risks, including risks related to our ability to secure critical components to meet customer demand. Additionally, we are executing a restructuring plan to optimize and consolidate our manufacturing operations and improve operating efficiencies, which we expect to be substantially complete during 2027. We continue to expand output in and evaluate our existing manufacturing facilities, and we may decide to conduct additional optimization and consolidation initiatives. We also recently constructed a new factory in Thailand in connection with our consolidation plans. These plans and any future initiatives, however, may or may not be ultimately successful in achieving our intended results. If the actual costs and charges are greater than anticipated, the actual cost savings or operating efficiencies are lower than anticipated, market conditions deviate from our expectations, we encounter delays or other challenges, or we experience a loss of continuity or inefficiency during transitional periods, our business and results of operations may be adversely affected.

If we are unable to maintain our pricing strategy or adjust our business strategy successfully for some of our product lines to reflect our customers’ price sensitivity, our business and financial condition could be harmed.

Our customers continually exert pressure on us to reduce our prices and extend payment terms and we have been and may be required to enter into long-term pricing agreements, extended payment terms, exclusivity arrangements, and other less favorable contract terms. In addition, we compete in markets in which customers may dual or multi-source their power supply products. We believe some of our Asia-based competitors benefit from local governmental funding incentives and purchasing preferences from end-user customers in their respective countries. If competition against any of our product lines should come to focus solely on price rather than on product performance and technology innovation, we would need to adjust our business strategy, product offerings, and product costs accordingly, and if we are unable to do so, our business, financial condition, and results of operations could be materially and adversely affected. We continue to execute our pricing strategies and practices; however, we have in the past had to implement price increases and surcharges to reflect higher supply chain costs and any future price increases outside of our normal pricing strategy could make our products less competitive in the market over time and could have an adverse effect on our results of operations.

A significant portion of our revenue and accounts receivable are concentrated among a few customers.

Consistent with prior years, a limited number of customers accounted for a significant portion of our business, revenue and accounts receivable in 2025. A significant decline in revenue from these or our other large customers, the loss of these or other large customers, or any inability to collect from large customers could materially and adversely impact our business, results of operations, and financial condition. The mix of products sold to our customers, particularly our large customers, may also impact our financial performance. For example, our Data Center Computing market generally has lower margins than our other markets. As Data Center Computing grows to comprise a larger proportion of our revenue, gross margin has been and could continue to be negatively impacted.

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

As part of our day-to-day business, we process, transmit and store our own confidential data and certain data about our customers and employees in our global information technology system. We are subject to ongoing data security threats, including phishing attempts, denial of service attacks, ransomware, viruses, and other malware, employee error or malfeasance, theft, natural disasters, and hardware or software malfunctions, any one of which could compromise our data security, cause the loss of critical data, or disrupt operations, which could materially adversely affect our business and results of operations. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information to gain access to our customers’ data or our data or our information technology systems. We and our third party providers have experienced, and expect to continue to experience, cybersecurity events from external actors and confidential information theft from internal actors, some of which could be devastating. We continue to devote significant resources to cybersecurity, IP protection, data encryption, and other measures to protect our systems and data from unauthorized external access or internal misuse, and we may be required to expend greater resources in the future for cybersecurity protection, compliance, and remediation, especially in the face of continuously evolving and increasingly sophisticated cybersecurity threats and privacy and data protection laws.

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

Our business could be adversely affected to the extent we fail to appropriately manage, expand, and update our information technology infrastructure. In particular, we are in the process of implementing a global enterprise resource planning (“ERP”) system and other enterprise-wide applications that will upgrade and standardize our information systems. These implementations are expected to occur in phases over the next several years. In 2025, we shifted our deployment strategy for the new ERP system to a more staggered approach and delayed widespread implementation to better align with our business needs and risk tolerance. Delays, unexpected challenges, or a failure to achieve our implementation goals may lead to cost overrun, diversion of management attention and resources, or otherwise adversely impact our operations. In addition, the failure to anticipate the necessary readiness and training needs, manage the transition to systems, or appropriately convert historical and concurrent data could lead to business disruption and potential loss of business. Failure or abandonment of any part of the ERP system could result in a write-off of part or all of the costs that have been capitalized on the project.

The loss of and inability to attract and retain key personnel could significantly harm our results of operations and competitive position.

Our success depends to a significant degree upon the continuing contributions of our management, technical, marketing, and sales employees. If we are unable to attract, retain, and motivate qualified employees and leaders as required, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact our business and results of operations. Our success in hiring and retaining employees depends on a variety of factors, including market competitive compensation and benefits programs, global economic or political and industry conditions, our organizational structure, our reputation, culture and working environment, competition for talent and the availability of qualified employees, the readiness for and availability of career development opportunities, and our ability to offer a challenging, safe, and rewarding work environment. We have experienced, and may continue to experience, increasing costs to attract and retain qualified talent, driven by macroeconomic conditions and a highly competitive labor market.

In addition, the loss or retirement of key employees presents challenges to the extent the departing employee had valuable institutional knowledge or experience. This requires us to identify and train existing or new employees to perform necessary functions, therefore causing unforeseen delays, which could result in unexpected costs, reduced productivity, or an impact to internal processes and controls. If we fail to have succession plans in place for key roles, we may not be able to maintain continuity and our business could be adversely affected.

Disruptions to our manufacturing or other operations or the operations of our customers or suppliers, due to natural or other disasters, uncontrollable events or other issues could affect our results of operations.

Certain of our manufacturing and other operations are in locations subject to natural disasters that could disrupt operations, such as severe weather and geological events, including earthquakes or tsunamis. Natural disasters, uncontrollable occurrences (including the emergence of pandemics, epidemics, or widespread outbreaks of infectious disease), or other operational issues at any of our manufacturing or other facilities could significantly reduce or disrupt our productivity and could prevent us from meeting our customers’ requirements in a timely manner, or at all. In addition, our suppliers and customers are also subject to natural and other disaster risk exposure. A natural disaster, fire, explosion, pandemic, or other event that results in a prolonged disruption to our operations or the operations of our customers or suppliers, may materially adversely affect our business, workforce, supply chain, results of operations, financial condition, or cash flows.

Our long-term success and results of operations depend on our ability to successfully identify, close, integrate, and realize the anticipated benefits from our acquisitions, strategic investments or divestitures.

As part of our business strategy, we have and will likely continue to acquire companies or businesses and make investments or divestitures to further our business. Risks associated with these transactions are many, including the following which could adversely affect our financial results:

●	the inability to source or complete transactions timely or at all;
●	any obligation to pay a termination fee or undergo litigation resulting from failed deals;
●	the failure to perform adequate due diligence on target companies;
●	the failure to realize expected revenues, gross and operating margins, net income, and other returns from acquired businesses;
●	the inability to successfully integrate product and/or service offerings to realize anticipated benefits from business combinations;
●	the inability to integrate acquired business into our existing ERP and other global information technology systems to realize productivity improvement and cost efficiencies;
●	we have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and, to the extent that the value of goodwill or intangible assets acquired in connection with a business combination becomes impaired, we may incur additional material charges related to impairment of those assets;
●	deterioration in our effective tax rate;
●	a failure to retain and motivate key employees of acquired businesses;
●	our ability to maintain appropriate business processes, procedures, and internal controls at the acquired business;
●	litigation or claims associated with a proposed or completed transaction; and
●	unknown, underestimated, undisclosed or undetected commitments or liabilities or non-compliance by acquired business with laws, regulations, or policies.

Our products may suffer from defects or errors leading to increased costs, damages, warranty claims, claims outside of warranty or product liability claims.

Our products use complex system designs and components that may contain errors or defects in designs, manufacturing, firmware, software, component parts, or other materials. The manufacture of these products often involves a highly complex and precise process and the utilization of specially qualified components. The production of many of our products also requires highly skilled labor. As a result of the technical complexity of these products, design defects, skilled labor turnover, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective or nonconforming materials or components by us or our suppliers could adversely affect our manufacturing quality and product reliability. Our products could also be, and have in the past been, counterfeited, misbranded or sold without authorization on the “gray market.” To the extent our products are defective or fail, we might be required to repair, redesign, replace, or recall those products, pay damages (including liquidated damages) in connection with claims outside of warranty and/or product liability claims, or fulfill warranty claims, and we could suffer significant expenses as well as harm to our reputation. Furthermore, some of our products are used in medical device applications where malfunction of the device could result in serious injury or in critical infrastructure where malfunction could result in significant damages. We accrue a warranty reserve for estimated costs to provide warranty services, including the cost of technical support, product repairs, and product replacement for units that cannot be repaired. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase, resulting in decreased gross profit.

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

We are a global organization. We have employees in the Asia-Pacific region, Europe, and North America. Our manufacturing facilities are located across the globe (mainly in the Asia-Pacific region), and revenue from customers outside the United States represented 70% of our total revenue during the year ended December 31, 2025.

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

Additionally, our success producing goods internationally and competing in international markets is subject to our ability to manage various operational risks and difficulties, including, but not limited to:

●	our ability to effectively hire, manage, and retain our employees at locations operating in different business environments from the United States;
●	our ability to develop and maintain relationships with suppliers and other local businesses;
●	interruptions to our and/or our suppliers’ supply chain;
●	global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, and international trade disputes, including export regulations for certain exports to China and any retaliatory measures;
●	compliance with product safety requirements and standards that are different from those of the United States;
●	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of contract rights;
●	ineffective or inadequate legal and physical protection of intellectual property rights in certain countries;
●	delays or restrictions on personnel travel and in shipping materials or finished products between and within countries;
●	political instability, international hostilities, natural disasters, health epidemics, disruptions in financial markets, and deterioration of economic conditions;
●	our ability to maintain appropriate business processes, procedures, and internal controls, and comply with environmental, health and safety, anti-corruption, and other regulatory requirements;
●	customs regulations including customs audits in various countries that occur from time to time;
●	the ability to provide enough levels of technical support in different locations;
●	our ability to obtain business licenses that may be needed in international locations to support expanded operations;
●	changes in tariffs, income tax, value added tax, and foreign currency exchange rates; and
●	laws and regulations regarding privacy, data use and processing, data privacy and protection, cybersecurity, and network security.

Our operations in the Asia Pacific region are subject to significant political and economic uncertainties over which we have little or no control and we may be unable to alter our business practice in time to avoid reductions in revenues.

A significant portion of our operations and supply chain outside the United States are located in the Asia Pacific region, which exposes us to risks, such as exchange controls and currency restrictions, changes in local economic conditions, customs regulations and tariffs, tax policies, and local laws and regulations, possible retaliatory government actions, potential inability to enforce intellectual property protection or contracts terms, and changes in U.S. policy regarding overseas manufacturing and export controls. In particular, the U.S. and China regularly have significant disagreements over geopolitical, trade, and economic issues, and there are currently considerable trade tensions between the two countries. Any escalating political controversies between the U.S. and China or other countries in the Asia Pacific region in which we operate, whether or not directly related to our business, could have a material adverse effect on our operations, business, results of operations, and financial condition. Additionally, the Chinese government exercises substantial control over the Chinese economy, and may exercise preferential treatment of local companies. Our supply chain in China may be subject to various U.S. or China government and regulatory actions. Policy changes or the imposition of new, stricter regulations or interpretations of existing regulations could increase our costs or limit our ability to sell products in the Asia Pacific region.

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

As a global company, we are subject to the trade policies, export/import controls, and other rules and regulations, including tariffs, trade sanctions, and license requirements of the U.S. and other government authorities. We expect continued exposure to risk arising from both the further promulgation of global trade regulations and enforcement of existing regulations. The implementation and interpretation of some of these complex rules and other regulatory actions is uncertain and evolving, which can make it challenging for us to manage our operations and forecast our operating results.

Since October 2022, we have been particularly affected by U.S. government-imposed export regulations on U.S. semiconductor and supercomputing technology and related parts and services sold in China. As a result, Chinese customers replaced us at least in part with competitors operate outside the scope of U.S. export rules. Additionally, our ability to maintain business in China may be dependent at least in part on obtaining export licenses. Obtaining export licenses may be difficult, costly, and time-consuming, and there is no assurance we will be issued licenses in time to meet customer requirements or at all.

In 2025, the U.S. government imposed significant tariffs on imports from a wide range of countries, with further tariffs threatened. The tariffs were imposed under various rules including Section 301 (punitive duties imposed by on imported goods, primarily from China, to counter unfair trade practices like intellectual property theft and forced technology transfer), Section 232 (tariffs that aim to protect U.S. national security), and the International Emergency Economic Powers Act. We are also subject to anti-dumping and countervailing duty rates. In 2025, higher costs from tariffs partially offset benefits from cost optimization across our operations, and we expect this negative dynamic to continue. If we are unable to mitigate the impact of these and any additional tariffs or other import restrictions in future periods, we can expect our results of operations to be adversely affected.

The current political landscape has introduced greater uncertainty with respect to trade regulation, and we cannot predict the extent to which unfavorable international trade policies may be implemented in the future or to what extent our business may be impacted. Future regulatory changes that could materially and adversely affect our business include but are not limited to additional or increased tariffs, additions or updates to various restricted party lists, further restrictions on selling products to entities in certain countries whose actions or functions are intended to support policies contrary to U.S. national security, new customs rules or requirements, and retaliatory trade actions or trade wars. Additionally, governments of our customers may promote their own domestic businesses and competitors. Any or all of the foregoing could decrease demand for our products, increase costs and decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, which in turn could have a material and adverse effect on our business, results of operations, or financial condition.

We are highly dependent on our intellectual property.

Our success depends significantly on our proprietary technology. We attempt to protect our intellectual property rights through a variety of methods including trade secrets, patents, and non-disclosure agreements; however, we might not be able to protect our technology, and customers or competitors might be able to develop similar technology. Infringement, misappropriation, and unlawful use of our intellectual property rights, and resulting unauthorized manufacture or sale of equipment using our IP rights, or loss of IP from employee turnover, could result in lost revenue. Monitoring and detecting any unauthorized use of intellectual property is difficult and costly and we cannot be certain that the protective measures we have implemented will completely prevent theft or misuse. If we are unable to protect our intellectual property successfully, our business, financial condition, and results of operations could be materially and adversely affected.

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

In addition, the laws of some foreign countries might not afford our intellectual property the same protections as do the laws of the United States. Our intellectual property is not protected by patents in several countries in which we do business, and we have limited or no patent protection in other countries, including China. Consequently, manufacturing our products in these countries may subject us to an increased risk that unauthorized parties may attempt to copy our products or otherwise obtain or use our intellectual property.

Third parties may also assert claims against us and our products or business practices. Claims that our products or business practices infringe the rights of others, whether or not meritorious, can be expensive and time-consuming to defend and resolve, and may divert the efforts and attention of management and personnel. The inability to obtain rights to use third party intellectual property on commercially reasonable terms could also have an adverse impact on our business. In addition, we may face claims based on the theft or unauthorized use or disclosure of third party trade secrets and other confidential business information. Any such incidents and claims could severely harm our business and reputation, result in significant expenses, harm our competitive position, and prevent us from selling certain products, all of which could have a material and adverse impact on our business and results of operations.

Our supply chain is subject to regulatory risk.

Requirements applicable to our supply chain include rules aimed at promoting transparency as well as rules that restrict sourcing from certain locations or suppliers. For example, rules aimed at extinguishing forced labor require extensive efforts to map supply chains effectively and efficiently beyond tier 1 suppliers for any involvement in human rights abuses. Goods suspected of being manufactured with forced labor could be blocked from importation into the U.S., which could impact revenue. Another possible risk is U.S. or foreign governments that restrict our access to supply; for example, China has restricted exports of rare earth minerals, and the U.S. government’s export controls have resulted in restricted supply chains. Given such restrictions, we may be unable to obtain supply in a timely manner, in sufficient quantities, or at a commercially reasonable cost.

We are, and expect to continue to be, involved in litigation. Legal proceedings are costly and could have a material adverse effect on our commercial relationships, business, financial condition, and operating results.

We may be involved in legal proceedings, litigation, enforcement actions, or claims arising from our business, including, but not limited to, those regarding product performance, product warranty, product certification, product liability, patent infringement, misappropriation of trade secrets, other intellectual property rights, antitrust, various regulations such as environmental or privacy, securities, contracts, unfair competition, employment, workplace safety, business practices, and other matters. Legal proceedings, enforcement actions and claims, whether with or without merit, and associated internal investigations, may be time-consuming and expensive to prosecute, defend or conduct; divert management’s attention and other resources; inhibit our ability to sell our products or services; prevent us from using our technology; result in adverse judgments for damages, injunctive relief, penalties, and fines; and adversely affect our business. We can provide no assurance of the outcome of these legal proceedings, enforcement actions, or claims or that the insurance we maintain will provide coverage or be adequate to cover them.

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

Furthermore, due to shifting economic and political conditions, tax policies, laws, or rates in various jurisdictions may be subject to significant changes in ways that could harm our financial condition and operating results. For example, various jurisdictions around the world have enacted or are considering revenue-based taxes such as digital services taxes and other targeted taxes, which could lead to inconsistent and potentially overlapping international tax regimes. The Organization for Economic Cooperation and Development (“OECD”) is coordinating negotiations with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. These changes could increase our effective tax rate and cash tax payments could increase in future years, create additional compliance burdens, and/or require changes to our tax compliance processes.

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

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes, regulations, and interpretations of research and development capitalization and tax credit regulations, foreign-derived intangible income (“FDII”), global intangible low-tax income (“GILTI”) and base erosion and anti-abuse tax (“BEAT”) laws; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs and related tax effects from intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, the foreign tax credit rules, and the impacts of the One Big Beautiful Bill (“OBBB”) Act. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The OECD has made changes to numerous long-standing tax principles. There can be no assurance that these changes, as adopted by countries in which we operate, will not have an adverse impact on our provision for income taxes. Further, because of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are the subject of regular examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products and control systems and regulations governing the import, export and customs duties related to our products. We might incur significant costs as we seek to ensure that our products meet safety and emissions standards, many of which vary across the states and countries in which our products are used. In the past, we have invested significant resources to redesign our products to comply with these directives. In addition, through previous acquisitions, we expanded our presence in the medical market to include more highly regulated applications and added a medical-certified manufacturing center to our operating footprint. We may encounter increased costs to maintain compliance with the quality systems and other regulations and requirements that apply to the acquired business. Compliance with future regulations, directives, and standards could require us to modify or redesign some products, make capital expenditures, or incur substantial costs. Also, we may incur significant costs in complying with the numerous imports, exports, and customs regulations as we seek to sell our products internationally. If we do not comply with current or future regulations, directives, and standards, we could be subject to fines and penalties, our production or shipments could be suspended, and we could be prohibited from offering particular products in specified markets. If we were unable to comply with current or future regulations, directives and standards, our business, financial condition, and results of operations could be materially and adversely affected.

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

Failure to adequately maintain appropriate ESG practices that meet diverse stakeholder expectations may result in an inability to attract customers, the loss of business, diluted market valuation, and an inability to attract and retain top talent. Maintaining possibly unlawful ESG programs could expose us to litigation threat. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics change over time, which may result in inconsistent data, or significant revisions to our sustainability commitments or our ability to achieve them. Any scrutiny of our carbon emissions or other sustainability disclosures or our failure to achieve related goals could adversely impact our reputation or performance. As governments impose greenhouse gas emission reporting requirements and other ESG-related laws, or customers make ESG-related demands, we are subject to at least some of these rules and concomitant regulatory risk exposure, and the potential for regulatory scrutiny, enforcement actions, and reputational harm.

ESG compliance and reporting is costly, and we could be at a disadvantage compared to companies that do not have similar regulatory requirements, customer pressures, or that have more resources to devote to ESG efforts.

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

The conditional conversion features of the Convertible Notes may adversely affect our financial condition and operating results.

One of the conditional conversion features of the Convertible Notes was triggered as of December 31, 2025 due to the trading price of our common stock exceeding 130% of the Convertible Notes conversion price on at least 20 out of the 30 consecutive trading days prior to such date. As a result, the Convertible Notes are currently convertible at the option of the holders, in whole or in part, until March 31, 2026, and may in the future continue to be convertible at the option of the holders during specified periods in the event the current conversion features or any additional conditional conversion features of the Convertible Notes are triggered. If one or more holders elect to convert, we would be required to settle any converted principal amount of such Convertible Notes through payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as current rather than long-term liability, which would result in a material reduction of our net working capital. For example, during 2025 our stock price exceeded the conversion price of our Convertible Notes, resulting in the reclassification of the outstanding principal of our Convertible Notes to current.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders and the existence of the Convertible Notes may depress the price of our common stock.

The Convertible Notes currently are convertible through March 31, 2026, and may in the future continue to be, convertible at the option of their holders. The conversion of some or all of the Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock with respect to the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, that action will dilute the ownership interest of our stockholders. Additionally, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion could be used to satisfy short positions, and the anticipated conversion into shares of our common stock could depress the price of our common stock.

The hedges and warrants in our own common stock may adversely affect the common stock’s trading price.

In September 2023, we entered into hedge and warrant transactions on our own common stock. These contracts are expected to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount. Because the market value per share of our common stock currently exceeds the exercise price of the warrants, we expect the warrants to separately have a dilutive effect on our common stock as we will owe the warrant counterparties additional shares of common stock based on the excess of such market price per share of the common stock over the exercise price.

In addition, the counterparties or their affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and sell our common stock prior to the maturity of the Convertible Notes (and are likely to do so in connection with any conversion or redemption). This activity could cause a decrease in the market price of our common stock.

We are subject to counterparty default risk with respect to the Convertible Note Hedges.

The counterparties for our hedge transactions are financial institutions, and we are subject to the risk that any or all of them might default. Our exposure is not secured by any collateral. If a counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor. Our exposure will depend on many factors but, generally, an increase in our exposure will correlate to an increase in the market price and in the volatility of our common stock. In addition, counterparties may not be financially stable or viable. Upon a default by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock.

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

Holders of our common stock are only entitled to receive dividends when and if they are declared by our Board of Directors. Our Credit Agreement restricts our ability to pay dividends on our capital stock under certain circumstances. Although we have declared cash dividends on our common stock since 2021, we are not required to do so, and we may reduce or eliminate our cash dividend in the future. This could adversely affect the market price of our common stock. For information on our Credit Agreement, see Note 7. Long-Term Debt and Note 10. Derivative Financial Instruments in Part II, Item 8 “Financial Statements and Supplementary Data.”

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.         CYBERSECURITY

Risk Management and Strategy

Advanced Energy maintains a comprehensive cybersecurity program developed with reference to the National Institute of Standards and Technology (“NIST”) cybersecurity framework. Our cybersecurity program includes administrative, organizational, technical, and physical safeguards reasonably designed to protect the confidentiality, integrity, and availability of our data. We devote significant resources to network, operations, and product security, data encryption, business continuity/disaster recovery, vulnerability management, event monitoring and incident response, and other measures to protect our systems and data from unauthorized external access or internal misuse, including, but not limited to, the following:

●	Operational Security. Access to our systems is restricted to those who require access in accordance with the principle of least privilege.
●	Employee Training. We provide all employees with annual training on information security, data protection, and relevant Company policies so that they are empowered to identify cybersecurity risks and take action.
●	Third Party Assessment. We engage independent third party consultants to review the effectiveness and maturity of our cybersecurity program.
●	Incident Response Plan. We maintain an incident response plan to respond to and mitigate the effects of an information security incident. The plan provides for the formation of a multi-functional incident response team led by the VP, Information Security and comprised of IT, legal, corporate communications, internal audit, operational personnel, and members of the Board of Directors.
●	Global Recovery. We have developed global cyber and disaster recovery processes for our information technology systems and critical information assets to preserve business continuity in the event of a cybersecurity incident.
●	Third Parties. We have an assessment and audit process for third party vendors. Prior to granting key vendor access to our systems or data, we conduct pre-engagement diligence to ensure that each of our third party vendors involved in processing sensitive data have reasonable cybersecurity processes and procedures in place. We also have contractual provisions with certain key vendors for prompt notification of material cybersecurity incidents.
●	Insurance. We maintain cyber insurance coverage to mitigate the risk of losses from a cybersecurity incident.
●	Risk Monitoring. Management and our Board monitor cybersecurity and data protection developments, including new or forthcoming changes to the legislative and regulatory landscape as well as Advanced Energy’s cybersecurity processes, investments, and actions as described below.

Cybersecurity risk is a component of Advanced Energy’s broader risk management program and managed at the highest levels of the Company, starting with Advanced Energy’s Chief Information Officer (“CIO”) and VP, Information Security, who meet with the Chief Executive Officer and other members of executive management regularly to discuss issues, assess risks, and coordinate Company-wide cybersecurity initiatives. Our VP, Information Security leads dedicated teams focused on cybersecurity, information protection and compliance. Each team manages, monitors, and enforces compliance within their respective areas.

Although we have experienced non-material external cybersecurity security incidents from time to time in the past, in the last three years, we have not experienced any material cybersecurity incidents, nor has any incident had a material impact on our operations or financial condition. For a discussion of how risks from cybersecurity threats are reasonably likely to affect us, including our business strategy, results of operations, or financial condition, please see “If our information security measures are breached, disrupted, or fail, we may incur significant legal and financial exposure and liabilities” under the heading Part I, Item 1A “Risk Factors”.

Governance

Pursuant to its charter, the Audit and Finance Committee of our Board of Directors is principally responsible for oversight of managements’ actions to monitor and control cybersecurity risk exposure. The CIO and VP, Information Security routinely report to the Audit and Finance Committee on enterprise cybersecurity matters, including, as appropriate, information security strategy, policies, and procedures, status of cybersecurity initiatives, results of third party assessments, emerging cybersecurity threats and risks, steps taken to mitigate such threats and risks, and cybersecurity developments and trends. The Audit and Finance Committee reports to the full Board and, if warranted, coordinates with the Board to address material risks. In addition, two members of the Board have been delegated authority to serve as initial points of contact for the Board in the event of a severe information security incident. The full Board receives a cybersecurity briefing from the CIO and VP, Information Security annually.

As discussed above, our cybersecurity risk management and strategy are led by our CIO and VP, Information Security, both of whom have extensive leadership experience with enterprise information technology. Both have held various executive roles related to and including IT strategy, including cybersecurity programs, information protection programs, Sarbanes-Oxley compliance, and ISO certification, among other things.

ITEM 2.            PROPERTIES

Information concerning our principal properties is set forth below:

Location	Principal Activity	Ownership
Denver, Colorado	Corporate headquarters, general and administrative	Leased
Bangkok, Thailand	Planned manufacturing (expected to be operational in 2026)	Leased
Fort Collins, Colorado	Research and development, distribution, sales, and service	Leased
Hong Kong, China	Distribution, engineering, and administrative	Leased
Littlehampton, United Kingdom	Manufacturing, distribution, sales, service, and research and development	Leased
Lockport, New York	Manufacturing, distribution, service, and research and development	Leased
Mexicali, Mexico	Manufacturing	Leased
Milpitas, California	Sales, marketing, research and development	Leased
Penang, Malaysia	Manufacturing and distribution	Leased
Quezon, Philippines	Engineering, research and development, administration, and support	Leased
Rosario, Philippines	Manufacturing	Owned
Santa Rosa, Philippines	Manufacturing	Leased
Singapore, Singapore	Global operations headquarters (sales, service, and research and development)	Leased
Sungnam City, South Korea	Sales, distribution, and service	Leased
Taipei, Taiwan	Sales, distribution, engineering, and service	Leased
Vancouver, Washington	Manufacturing, research and development	Leased
Wilmington, Massachusetts	Research and development	Leased
Zhongshan, China	Manufacturing (operations ceased in 2025)	Leased

In addition to the above principal properties, we have several other facilities throughout North America, Europe, and Asia. We consider the properties that we own or lease as adequate to meet our current and future requirements. We regularly assess the size, capability, and location of our global infrastructure and periodically make adjustments based on these assessments.

ITEM 3.            LEGAL PROCEEDINGS

We are involved in disputes and legal actions arising in the normal course of our business. Although it is not possible to predict the outcome of these matters, we believe that the results of these proceedings will not have a material adverse effect on our financial condition, results of operations, or liquidity. For further information see Note 15. Commitments and Contingencies in Part II, Item 8 “Financial Statements and Supplementary Data.”

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is listed on the NASDAQ Global Select Market under the symbol “AEIS.” On January 30, 2026, the number of common stockholders of record was 178. This does not include stockholders whose shares are held in “street name” through brokers or other nominees.

In each of the four quarters in 2025, we paid quarterly cash dividends of $0.10 per share, totaling $15.6 million for the full year. We currently anticipate that a quarterly cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

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

We repurchased 32,758 shares during the fourth quarter of 2025, which are summarized in the following table. At December 31, 2025, the remaining amount authorized by our Board for future share repurchases was $166.9 million with no time limitation. All purchases were made pursuant to a previously announced plan.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

	(in millions, except share and price per share data)
October	—	$—	—
November	19,552	$200.92	19,552
December	13,206	$211.97	13,206
Total	32,758	$205.38	32,758	$166.9

(1)On August 3, 2022, we announced that our Board approved an increase to the authorized amount under the existing share repurchase program by $97.6 million to $200.0 million, with no time limitation.

Performance Graph

The performance graph below shows the five-year cumulative total stockholder return on our common stock in comparison to certain other indices during the period from December 31, 2020 through December 31, 2025. The comparison assumes $100 invested on December 31, 2020 in Advanced Energy common stock and in each of the indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

	December 31,
	2020	2021	2022	2023	2024	2025
Advanced Energy Industries, Inc. (NASDAQ: AEIS)	$100.00	$94.31	$89.25	$113.79	$121.24	$220.15
Dow Jones US Electrical Components & Equipment	$100.00	$125.35	$103.42	$132.15	$176.57	$236.57
NASDAQ Composite	$100.00	$122.22	$82.48	$119.35	$154.67	$187.42
S&P 1000	$100.00	$125.31	$107.72	$125.26	$140.66	$150.54
Russell 2000	$100.00	$114.78	$91.30	$106.71	$119.00	$134.23

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this annual report on Form 10-K.

ITEM 6.            [RESERVED]

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

The following section discusses our results of operations for 2025 and 2024 and year-to-year comparisons between those periods.

Company Overview

Advanced Energy provides highly engineered, critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell and service precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment. Many of our products enable customers to reduce or optimize their energy consumption through increased power conversion efficiency, power density, power coupling, and process control across a wide range of applications.

We are organized on a global, functional basis and operate as a single segment of power electronics conversion products. Within this segment, our products are sold in the Semiconductor Equipment, Data Center Computing, Industrial and Medical, and Telecom and Networking markets.

Business Environment and Trends

2025 Summary Results and Key Activities

For the year ended December 31, 2025, our revenue was $1,798.8 million, representing an increase of 21.4% as compared to 2024. The increase was primarily attributable to more than doubling of revenue from the Data Center Computing market. For more details on the trends in our end markets, see “End Markets Summary and Trends” below.

In 2025, we increased gross margin and gross profit largely as a result of executing our manufacturing cost improvement program and higher revenue. We reported higher operating expenses of $509.4 million, an increase of $16.7 million from 2024 primarily attributable to higher research and development program costs, higher compensation costs related to stock-based compensation and annual merit increases, partially offset by lower restructuring charges driven by the timing of our restructuring plan decisions.

Throughout 2025 we managed tariffs affecting AE announced by the U.S. government and continue to evaluate the impact of any additional tariffs or other trade policy measures on our supply chain or on our customers. While the tariff impact was not material to our results in 2025, the effects could be material in future periods as any further tariff, export control, trade restrictions, policy measures, and retaliatory responses to the U.S. trade policy announcements, or any related macroeconomic effects could adversely impact our product demand, production costs, or ability to sell our products and provide services.

During 2025, we continued to execute the 2024 Plan. Manufacturing operations in Zhongshan ceased during the second quarter of 2025. Final site closure activities are in progress and are expected to conclude in 2026. During the second quarter of 2025, we also approved actions related to consolidating our research and development, sales, and administrative functions in connection with our manufacturing and footprint consolidation. We expect these actions to be substantially complete during 2027 and do not expect to incur significant additional charges. See Note 11. Restructuring, Asset Impairments, and Other Charges in Part II, Item 8 “Financial Statements and Supplementary Data.” We also continued progress on a new factory in Thailand.

During the second quarter of 2025, we terminated our prior credit agreement, dated as of September 10, 2019 (and subsequently amended) and entered into a new credit agreement consisting of a senior unsecured term loan and a senior unsecured revolving facility, both maturing on May 8, 2030. See Note 7. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data” and Liquidity and Capital Resources below.

End Markets Summary and Trends

Advanced Energy generates revenue from the sale of a broad range of advanced and system power products and services to global original equipment manufacturers (“OEMs”), distributors, and end customers. Our customers select our products based on various performance metrics such as high power conversion efficiency, high power density, and low noise emission, and lower power consumption, as well as our ability to tailor our solutions to meet the unique requirements of their critical applications. The future growth and demand for our products is driven by a combination of factors within each of the end markets we serve, as follows:

Semiconductor Equipment Market

The Semiconductor Equipment market supports and enables the long-term need for production capacity and new process technologies to meet demand for semiconductor devices across many applications driven by megatrends such as artificial intelligence (“AI”), energy efficiency, automobile electrification, and Internet of things.

Our portfolio of power conversion and related products sold into this market includes plasma power, high-voltage power, system power, and adjacent sensing solutions. Our plasma power solutions are used to create plasma-based etch and deposition processes. Our semiconductor market products are incorporated into a wide range of applications, including dry etch and strip, deposition, ion implant, inspection and metrology, thermal, epitaxy, and back-end test and packaging.

In 2025, the Semiconductor Equipment market continued to be driven by demand for leading-edge devices in logic and memory used in AI applications, partially offset by lower trailing-edge logic demand due to capacity underutilization, particularly in China, U.S. export restrictions to China, and the impact of tariffs. However, end market conditions started to improve in the fourth quarter of 2025. We expect these improving conditions to continue into 2026 and to accelerate demand for our products in the second half of the year.

Data Center Computing Market

The Data Center Computing market is being driven by the rapid growth of AI and related investments. The accelerated power rating of next-generation AI processors and increased density of AI processors in each IT rack have significantly increased the power requirements for AI-based servers and racks which, in turn, increased the importance of high power efficiency, density, and reliability for server rack power solutions.

Our products are designed into data center server and storage systems and are also used by cloud service providers and their partners in their custom designed server racks and power shelves.

Due to increased investments in AI applications by leading hyperscale customers, along with adoption of our next- generation high-power solutions, our revenue in the Data Center Computing market more than doubled in 2025.

We expect continued investments and adoption of newer, higher power solutions for AI-related applications will continue to support robust demand in 2026.

Industrial and Medical Market

The Industrial and Medical market is fueled by continued investment in complex manufacturing processes, increased adoption of new industrial technologies such as automation and clean energy, and increased breadth and precision requirements of medical devices and life science equipment.

We supply this market with critical, precision power conversion products that deliver precise and highly reliable, low noise and/or differentiated power. In addition, our sensing, control, and instrumentation products complement our power solutions. Our products are used in a wide variety of applications, such as advanced material fabrication, medical devices, life science, test and measurement equipment, robotics, industrial production, defense, aerospace, and large-scale lighting applications.

We believe that the Industrial and Medical market began to recover starting in the second quarter of 2025 following a major industry downturn as a result of macroeconomic conditions and supply chain disruptions from prior years. The positive trend continued in the second half of 2025 as customer inventories approached normalized levels. We expect this trend to continue in 2026, paced by overall economic conditions.

Telecom and Networking Market

Demand in the Telecommunication and Networking market is driven by adoption of more advanced mobile standards, such as 5G technologies, networking investments by telecommunication service providers, enterprises upgrading their communication networks, and data centers investing in their networks for AI-driven increased bandwidth.

We serve this market by providing application-specific power conversion products to many leading OEMs of wireless infrastructure equipment and computer networking equipment.

End demand in the Telecom and Networking market remained stable in 2025, and we expect current market conditions to continue in 2026, with some potential for improvement driven by AI-related demand.

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

The following table summarizes our Consolidated Statements of Operations and as a percentage of revenue:

	Year Ended December 31,
	2025		2024

	(in millions)
Revenue	$1,798.8	100.0%	$1,482.0	100.0%
Gross profit	677.4	37.7	529.3	35.7
Operating expenses	509.4	28.3	492.7	33.2
Operating income from continuing operations	168.0	9.3	36.6	2.5
Interest income	26.6	1.5	42.9	2.9
Interest expense	(16.7)	(0.9)	(25.1)	(1.7)
Other expense, net	(9.2)	(0.5)	(2.0)	(0.1)
Income from continuing operations, before income tax	168.7	9.4	52.4	3.5
Income tax provision (benefit)	19.4	1.1	(3.9)	(0.3)
Income from continuing operations	$149.3	8.3%	$56.3	3.8%

Revenue

The following tables summarize net revenue and percentages of revenue by markets:

	Year Ended December 31,				Change 2025 v. 2024
	2025		2024		Dollar	Percent

	(in millions)
Semiconductor Equipment	$839.9	46.7%	$792.5	53.5%	$47.4	6.0%
Data Center Computing	587.3	32.6	284.2	19.2	303.1	106.7%
Industrial and Medical	282.3	15.7	316.2	21.3	(33.9)	(10.7)%
Telecom and Networking	89.3	5.0	89.1	6.0	0.2	0.2%
Total	$1,798.8	100.0%	$1,482.0	100.0%	$316.8	21.4%

Revenue by Market

Sales in the Semiconductor Equipment market increased $47.4 million, or 6.0%, to $839.9 million, as compared to $792.5 million in the prior year. The increase was primarily due to increased demand for platforms used in leading-edge process tools and incremental revenue generated from new products in this market, partially offset by lower trailing-edge logic demand.

Sales in the Data Center Computing market increased $303.1 million, or 106.7%, to $587.3 million, as compared to $284.2 million in the prior year. The increase was due to growing hyperscale investments in new, AI-driven platforms and growth associated with new design wins secured in 2024.

Sales in the Industrial and Medical market decreased $33.9 million, or 10.7%, to $282.3 million, as compared to $316.2 million in the prior year. The decrease was primarily due to lower demand as a result of ongoing customer inventory rebalancing and continued slow demand environment in 2025.

Sales in the Telecom and Networking market remained relatively flat compared to the prior year due to fairly stable end demand in this market.

Gross Profit and Gross Margin

	Year Ended December 31,		Change 2025 v. 2024
	2025	2024	Dollar	Percent

	(in millions)
Gross profit	$677.4	$529.3	$148.1	28.0%
Gross margin	37.7%	35.7%

The increase in gross profit was largely due to increase in revenue and manufacturing cost improvements. Gross margin improved mainly due to the impact of higher volume, and approximately 140 basis points resulting from manufacturing cost reduction programs.

Operating Expenses

The following table summarizes our operating expenses:

	Year Ended December 31,
	2025		2024

	(in millions)
Research and development	$232.4	12.9%	$211.8	14.3%
Selling, general, and administrative	242.4	13.5	224.6	15.2
Amortization of intangible assets	22.1	1.2	26.0	1.8
Restructuring, asset impairments, and other charges	12.5	0.7	30.3	2.0
Total operating expenses	$509.4	28.3%	$492.7	33.3%

Research and Development

Research and development expenses increased $20.6 million to $232.4 million, as compared to $211.8 million in the prior year. The increase is related to higher compensation costs, related to stock-based compensation and annual merit increases, and higher engineering program and materials costs.

Selling, General and Administrative

Selling, general and administrative expenses increased $17.8 million to $242.4 million, as compared to $224.6 million in the prior year. The increase is mainly due to higher compensation costs, related to stock-based compensation and annual merit increases.

Amortization of Intangible Assets

Amortization expense decreased $3.9 million to $22.1 million, as compared to $26.0 million in the prior year. The decrease is primarily due to certain intangible assets reaching the end of their estimated useful life. This was partially offset by amortization of intangible assets acquired in the Airity acquisition in 2024. For additional information, see Note 2. Acquisition and Note 5. Intangible Assets and Goodwill in Part II, Item 8 “Financial Statements and Supplementary Data.”

Restructuring, Asset Impairments and Other Charges

Restructuring, asset impairment and other charges decreased $17.8 million to $12.5 million, as compared to $30.3 million in the prior year, primarily driven by the timing of our restructuring plan decisions.

During the second quarter of 2025, we approved actions related to consolidating our research and development, sales, and administrative functions in connection with our manufacturing and footprint consolidation. We expect these actions to be substantially complete during 2027 and do not expect to incur significant additional charges.

For additional information about this and prior-year restructuring plans, see Note 11. Restructuring, Asset Impairments, and Other Charges in Part II, Item 8 “Financial Statements and Supplementary Data.”

Interest Income, Interest Expense, and Other Expense, Net

We experienced a decrease in interest income and expense caused by lower cash and debt balances as a result of using cash on hand to fully prepay our prior senior unsecured term loan facility in the prior year.

Other expense, net was $9.2 million in 2025, as compared to $2.0 million of expense in the prior year. Other expense, net consists primarily of foreign exchange gains and losses and other miscellaneous items. During 2025, we recorded a $9.7 million increase in unrealized foreign exchange losses, while the prior year included $3.0 million of expense related to nonrecurring foreign currency translation adjustments. These prior-year adjustments related to the liquidation of certain foreign operations as well as the write-off of debt discount fees associated with the early repayment of our prior senior unsecured term loan facility. See Note 7. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data” for information regarding our debt.

Income Tax Provision (Benefit)

The following table summarizes tax provision (benefit) and the effective tax rate for our income from continuing operations:

	Years Ended December 31,
	2025	2024

	(in millions)
Income from continuing operations, before income tax	$168.7	$52.4
Income tax provision (benefit)	$19.4	$(3.9)
Effective tax rate	11.5%	(7.4)%

Our effective tax rates differ from the U.S. federal statutory rate of 21% for the years ended December 31, 2025 and 2024, primarily due to valuation allowance releases partially offset by the impact of non-US tax law changes in 2025, and the intercompany transfer of intellectual property among certain of our subsidiaries in 2024. Additionally, both 2025 and 2024 included the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations and the net effect of Pillar II top-up taxes.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

As of December 31, 2025, certain countries in which the Company operates have implemented or are in the process of implementing the Pillar II minimum global effective tax rate regime as put forth by the Organization for Economic Cooperation and Development (“OECD”). Specifically, the OECD released prospective “Side-by-Side” guidance in early 2026 which is generally beneficial to U.S. parented organizations, but will require adoption by member countries to implement. As countries continue to make revisions to their legislation and release additional guidance with respect to the global minimum tax, we continue to determine any potential cash tax expense and tax rate impact in the countries in which we operate.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of elective tax law items available in 2025 and prescribed tax law changes in 2026, was signed into law in the United States. The Company has reflected the impact of the OBBB’s elective tax law items in its financial statements for the year ended December 31, 2025.

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

The non-GAAP results presented below exclude the impact of non-cash related charges, such as stock-based compensation, amortization of intangible assets, and long-term unrealized foreign exchange gains and losses. In addition, we exclude discontinued operations and other items such as acquisition-related costs, facility, infrastructure, and other transition costs, and restructuring expenses, as they are not indicative of future performance. The tax effect of our non-GAAP adjustments represents the anticipated annual tax rate applied to each non-GAAP adjustment after consideration of their respective book and tax treatments. Non-GAAP results also exclude non-recurring discrete tax expenses or benefits. Finally, non-GAAP diluted weighted-average common shares are adjusted to reflect the dilutive impact of our convertible notes based on the higher note hedge strike price instead of the initial conversion price.

Reconciliation of non-GAAP measures
Non-GAAP gross profit, gross margin, operating expenses,	Years Ended December 31,
operating income, and operating margin	2025	2024

	(in millions)
Gross profit from continuing operations, as reported	$677.4	$529.3
Adjustments to gross profit:
Stock-based compensation	4.9	4.0
Facility, infrastructure, and other transition costs	14.7	4.5
Non-GAAP gross profit	697.0	537.8

GAAP gross margin	37.7%	35.7%
Non-GAAP gross margin	38.7%	36.3%

Operating expenses from continuing operations, as reported	509.4	492.7
Adjustments:
Amortization of intangible assets	(22.1)	(26.0)
Stock-based compensation	(50.8)	(41.9)
Acquisition-related costs	(5.8)	(6.0)
Facility, infrastructure, and other transition costs	(5.2)	(1.2)
Restructuring, asset impairments, and other charges	(12.5)	(30.3)
Non-GAAP operating expenses	413.0	387.3
Non-GAAP operating income	$284.0	$150.5

Operating income, as reported	$168.0	$36.6
Adjustments to gross profit	19.6	8.5
Adjustments to operating expenses	96.4	105.4
Non-GAAP operating income	$284.0	$150.5

Income from continuing operations, as reported
GAAP operating margin	9.3%	2.5%
Non-GAAP operating margin	15.8%	10.2%

Reconciliation of non-GAAP measure	Years Ended December 31,
Non-GAAP income, net of income tax	2025	2024

	(in millions)
Income from continuing operations, net of income tax	$149.3	$56.3
Adjustments:
Amortization of intangible assets	22.1	26.0
Acquisition-related costs	5.8	6.0
Facility, infrastructure, and other transition costs	19.9	5.7
Restructuring, asset impairments, and other charges	12.5	30.3
Unrealized foreign currency loss (gain)	5.2	(3.4)
Other costs included in other expense, net	0.2	2.8
Stock-based compensation	55.7	45.9
Tax effect of non-GAAP adjustments, including certain discrete tax benefits	(25.7)	(29.2)
Non-GAAP income, net of income tax	$245.0	$140.4

Reconciliation of non-GAAP measure	Years Ended December 31,
Non-GAAP diluted weighted-average common shares	2025	2024

	(in millions)
Diluted weighted-average common shares outstanding	38.6	37.8
Dilutive effect of convertible notes	(0.4)	—
Non-GAAP diluted weighted-average common shares outstanding	38.2	37.8

Reconciliation of non-GAAP measure	Year Ended December 31,
Non-GAAP earnings per share	2025	2024
Diluted earnings per share from continuing operations, as reported	$3.87	$1.49
Add back:
Per share impact of non-GAAP adjustments, net of tax	2.54	2.22
Non-GAAP earnings per share	$6.41	$3.71

Reconciliation of non-GAAP measure	Year Ended December 31,
Non-GAAP provision for income taxes	2025	2024

	(in millions)
Provision (benefit) for income taxes, as reported	$19.4	$(3.9)
Adjustment:
Non-GAAP items and other discrete tax items excluding stock-based compensation	14.0	19.6
Tax effect of stock-based compensation	11.7	9.6
Non-GAAP provision for income taxes	$45.1	$25.3

Reconciliation of non-GAAP measure	Year Ended December 31,
Non-GAAP income before income taxes	2025	2024

	(in millions)
Income from continuing operations, before income tax	$168.7	$52.4
Adjustments:
Amortization of intangible assets	22.1	26.0
Stock-based compensation	55.7	45.9
Acquisition-related costs	5.8	6.0
Facility, infrastructure, and other transition costs	19.9	5.7
Restructuring, asset impairments, and other charges	12.5	30.3
Unrealized foreign currency loss (gain)	5.2	(3.4)
Other costs included in other expense, net	0.2	2.8
Non-GAAP income before income taxes	$290.1	$165.7
Effective tax rate, as reported	11.5%	(7.4)%
Non-GAAP effective tax rate	15.5%	15.3%

Liquidity and Capital Resources

Liquidity

Adequate liquidity and cash generation are important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity continue to be our available cash, cash generated from operations, and available borrowing capacity under the Revolving Facility (refer to Note 7. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data”).

As of December 31, 2025, our cash and cash equivalents totaled $791.2 million, and our available funding under our undrawn Revolving Facility is $600.0 million. Additionally, we generated $234.7 million of cash flow from continuing operations in 2025. We believe our sources of liquidity will be adequate to meet operational needs, including capital expenditures, as well as anticipated debt service, share repurchase programs, dividends, and strategic investments. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures to reflect the current market conditions and our projected revenue and demand. Our capital expenditures are primarily directed towards manufacturing and operations and can materially influence our available cash for other initiatives. In the recent year, our capital expenditures increased as we are investing in our factories to expand capacity and in our new ERP system.

In addition, we may seek additional debt or equity financing from time to time; however, such additional financing may not be available on acceptable terms, if at all.

Debt

See Note 7. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data” for information regarding the Credit Agreement.

As of December 31, 2025, our only outstanding debt is the $575.0 million Convertible Notes, which mature on September 15, 2028 and carry a 2.5% interest rate. As of December 31, 2025, our common stock traded above the conversion price for at least 20 trading days during a 30 consecutive trading-day period, which resulted in the Convertible Notes becoming convertible at the option of the holders. Accordingly, the Convertible Notes balance was reclassified from long-term to current debt as of December 31, 2025. Exclusive of any early conversion elections by the convertible noteholders, there are no scheduled debt maturities until 2028. See Note 7. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data” for information regarding the Convertible Notes.

Should we have future borrowings under our Term Loan Facility or Revolving Facility, those borrowings would be subject to a variable rate.

As of December 31, 2025, no amounts were outstanding under the Revolving Facility, and we had $600.0 million in available funding.

In addition to the available capacity on the Revolving Facility, prior to the maturity date of the Credit Agreement, we may request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million. Any requested increase is subject to lender approval.

Dividends

During 2025, we paid quarterly cash dividends of $0.10 per share, totaling $15.6 million. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchases

To repurchase shares of our common stock, we periodically enter into share repurchase agreements. During the year we repurchased $30.4 million of shares and during 2024, we repurchased $1.8 million of shares. At December 31, 2025, the remaining amount authorized by the Board for future share repurchases was $166.9 million with no time limitation.

Cash Flows

A summary of our cash from operating, investing, and financing activities was as follows:

	Year Ended December 31,
	2025	2024

	(in millions)
Net cash from operating activities from continuing operations	$234.7	$133.0
Net cash used in operating activities from discontinued operations	(1.4)	(2.2)
Net cash from operating activities	233.3	130.8
Net cash used in investing activities	(109.8)	(73.6)
Net cash used in financing activities	(56.1)	(377.1)
Effect of currency translation on cash and cash equivalents	1.7	(2.6)
Net change in cash and cash equivalents	69.1	(322.5)
Cash and cash equivalents, beginning of period	722.1	1,044.6
Cash and cash equivalents, end of period	$791.2	$722.1

Net Cash From Operating Activities

Net cash from operating activities from continuing operations was $234.7 million, an increase of $101.7 million, compared to $133.0 million in the prior year. The increase was primarily due to higher net income from continuing operations driven by growth in the Data Center Computing and Semiconductor Equipment markets. Additionally, we had unfavorable changes in working capital from accounts receivable, inventories, and other assets which was partially offset by timing of payments.

Net Cash From Investing Activities

Net cash used in investing activities in 2025 was $109.8 million, an increase of $36.2 million, compared to $73.6 million in the prior year. The increase was primarily due to an increase of $50.6 million in purchases of property and equipment, which was largely driven by continued investments in our manufacturing footprint and capacity, our new ERP system, and investments in other capabilities across multiple sites.

Net Cash From Financing Activities

Net cash used in financing activities in 2025 was $56.1 million, compared to a cash outflow of $377.1 million in the prior year. In 2024, we used existing cash on hand to make payments towards our prior senior unsecured term loan facility for $355.0 million, including $10.0 million in principal payment made in the first half of the year and the September prepayment of the remaining $345.0 million outstanding principal balance, and repurchased common stock for $1.8 million. In 2025, we repurchased $30.2 million of our common stock.

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

For more details see Note 14. Income Taxes in Part II, Item 8 “Financial Statements and Supplementary Data.”

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements pursuant to Regulation S-K.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations relating to income taxes, lease obligations, pension liabilities, and debt is provided in Note 14. Income Taxes, Note 6. Leases, Note 12. Employee Retirement Plans and Postretirement Benefits, and Note 7. Long-Term Debt, respectively, in Part II, Item 8 “Financial Statements and Supplementary Data.”

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

In the normal course of business, we typically have exposures to interest rate risk from our investments and Credit Agreement. We also have exposure to foreign exchange rate risk related to our foreign operations and foreign currency transactions.

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

Interest Rate Risk

At the present time, a change in interest rates does not have an impact upon our future earnings and cash flow because our only outstanding debt is the Convertible Notes, which carry a fixed 2.5% interest rate. However, increases in interest rates could impact the decision to borrow under the Credit Agreement and our ability to refinance existing maturities or acquire additional debt on favorable terms.

For more information see Note 7. Long-Term Debt in Part II, Item 8 “Financial Statements and Supplementary Data.”

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advanced Energy Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Energy Industries, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

Inventory valuation
Description of the Matter

As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company has inventories with a carrying value of $411.2 million as of December 31, 2025. The Company adjusts its inventory carrying value for estimated excess or obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based on projected customer demand, which is determined by considering historical usage, customer orders and forecast, and qualitative considerations such as market and economic conditions.

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

February 13, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advanced Energy Industries, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Advanced Energy Industries, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Advanced Energy Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Denver, Colorado

February 13, 2026

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Balance Sheets

(In millions, except per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$791.2	$722.1
Accounts receivable, net	325.2	265.3
Inventories	411.2	360.4
Other current assets	46.3	41.5
Total current assets	1,573.9	1,389.3
Property and equipment, net	272.8	185.6
Operating lease right-of-use assets	98.1	96.3
Other assets	182.5	155.3
Intangible assets, net	117.7	139.4
Goodwill	300.8	296.0
TOTAL ASSETS	$2,545.8	$2,261.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224.1	$143.5
Accrued payroll and employee benefits	93.0	67.9
Other accrued expenses	78.1	73.6
Customer deposits and other	12.7	11.5
Current portion of long-term debt	567.5	—
Current portion of operating lease liabilities	15.8	17.8
Total current liabilities	991.2	314.3
Long-term debt, net	—	564.7
Operating lease liabilities	95.7	89.2
Defined employee benefit pension plan	49.4	49.6
Other long-term liabilities	38.9	37.5
Total liabilities	1,175.2	1,055.3

Deferred compensation	7.8	3.5
Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $0.001 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70.0 shares authorized; 37.8 and 37.7 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock associated with deferred compensation plan	(2.6)	(0.9)
Additional paid-in capital	230.6	189.1
Accumulated other comprehensive income (loss)	6.2	(11.8)
Retained earnings	1,128.6	1,026.7
Total stockholders' equity	1,362.8	1,203.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,545.8	$2,261.9

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Operations

(In millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue, net	$1,798.8	$1,482.0	$1,655.8
Cost of revenue	1,121.4	952.7	1,063.4
Gross profit	677.4	529.3	592.4

Operating expenses:
Research and development	232.4	211.8	202.4
Selling, general, and administrative	242.4	224.6	221.0
Amortization of intangible assets	22.1	26.0	28.3
Restructuring, asset impairments, and other charges	12.5	30.3	27.0
Total operating expenses	509.4	492.7	478.7
Operating income	168.0	36.6	113.7

Interest income	26.6	42.9	27.1
Interest expense	(16.7)	(25.1)	(16.6)
Other expense, net	(9.2)	(2.0)	(1.7)
Income from continuing operations, before income tax	168.7	52.4	122.5
Income tax provision (benefit)	19.4	(3.9)	(8.3)
Income from continuing operations	149.3	56.3	130.8
Loss from discontinued operations, net of income tax	(0.9)	(2.1)	(2.5)
Net income	$148.4	$54.2	$128.3

Basic weighted-average common shares outstanding	37.6	37.5	37.5
Diluted weighted-average common shares outstanding	38.6	37.8	37.8

Earnings (loss) per share:
Continuing operations:
Basic earnings per share	$3.97	$1.50	$3.49
Diluted earnings per share	$3.87	$1.49	$3.46
Discontinued operations:
Basic loss per share	$(0.02)	$(0.06)	$(0.07)
Diluted loss per share	$(0.02)	$(0.06)	$(0.07)
Net income:
Basic earnings per share	$3.95	$1.45	$3.42
Diluted earnings per share	$3.84	$1.43	$3.40

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Comprehensive Income

(In millions)

	Years Ended December 31,
	2025	2024	2023
Net income	$148.4	$54.2	$128.3
Other comprehensive income (loss), net of income tax
Foreign currency translation	15.2	(11.5)	2.0
Cash flow hedges	—	(5.5)	(6.3)
Defined employee benefit plan	2.8	(0.9)	(5.9)
Comprehensive income	$166.4	$36.3	$118.1

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Stockholders’ Equity

(In millions)

	Advanced Energy Industries, Inc. Stockholders' Equity

	Common Stock
			Common Stock		Accumulated
			Associated with	Additional	Other		Total
			Deferred	Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Compensation Plan	Capital	Income (loss)	Earnings	Equity
Balances, December 31, 2022	37.4	$—	$—	$134.6	$16.3	$915.2	$1,066.1
Stock issued from equity plans, net	0.3	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	29.3	—	—	29.3
Share repurchases	(0.4)	—	—	(1.5)	—	(38.6)	(40.1)
Dividends declared ($0.10 per share)	—	—	—	—	—	(15.2)	(15.2)
Other comprehensive loss	—	—	—	—	(10.2)	—	(10.2)
Warrants and note hedges, net	—	—	—	(40.1)	—	—	(40.1)
Tax impact of convertible notes and note hedges	—	—	—	26.1	—	—	26.1
Net income	—	—	—	—	—	128.3	128.3
Balances, December 31, 2023	37.3	—	—	148.3	6.1	989.7	1,144.1
Stock issued from equity plans, net	0.3	—	—	(4.8)	—	—	(4.8)
Stock issuance (Note 2)	0.1	—	—	4.5	—	—	4.5
Stock-based compensation	—	—	—	43.4	—	—	43.4
Share repurchases	—	—	—	(0.1)	—	(1.7)	(1.8)
Dividends declared ($0.10 per share)	—	—	—	—	—	(15.4)	(15.4)
Other comprehensive loss	—	—	—	—	(17.9)	—	(17.9)
Deferred compensation	—	—	—	(2.2)	—	(0.1)	(2.3)
Common stock issued to deferred compensation plan (9,487 shares)	—	—	(0.9)	—	—	—	(0.9)
Net income	—	—	—	—	—	54.2	54.2
Balances, December 31, 2024	37.7	—	(0.9)	189.1	(11.8)	1,026.7	1,203.1
Stock issued from equity plans, net	0.4	—	—	(6.9)	—	—	(6.9)
Stock-based compensation	—	—	—	48.3	—	—	48.3
Share repurchases	(0.3)	—	—	(1.6)	—	(28.8)	(30.4)
Dividends declared ($0.10 per share)	—	—	—	—	—	(15.6)	(15.6)
Other comprehensive income	—	—	—	—	18.0	—	18.0
Deferred compensation	—	—	—	—	—	(2.1)	(2.1)
Common stock issued to deferred compensation plan (24,025 shares)	—	—	(1.7)	1.7	—	—	—
Net income	—	—	—	—	—	148.4	148.4
Balances, December 31, 2025	37.8	$—	$(2.6)	$230.6	$6.2	$1,128.6	$1,362.8

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Consolidated Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148.4	$54.2	$128.3
Less: loss from discontinued operations, net of income tax	(0.9)	(2.1)	(2.5)
Income from continuing operations, net of income tax	149.3	56.3	130.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	62.0	68.5	66.5
Stock-based compensation	55.7	45.9	31.0
Amortization and write off of debt issuance costs and debt discount	3.2	3.8	1.3
Deferred income taxes	(13.8)	(20.5)	(34.0)
Other	0.8	1.2	0.5
Changes in operating assets and liabilities, net of assets acquired
Accounts receivable, net	(57.4)	14.6	23.3
Inventories	(47.4)	(27.9)	39.3
Other assets	(9.5)	(2.1)	5.0
Accounts payable	79.3	(0.6)	(26.1)
Operating lease right-of-use assets and operating lease liabilities, net	2.5	(0.9)	0.6
Other liabilities and accrued expenses	10.0	(5.3)	(25.3)
Net cash from operating activities from continuing operations	234.7	133.0	212.9
Net cash from operating activities from discontinued operations	(1.4)	(2.2)	(4.0)
Net cash from operating activities	233.3	130.8	208.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term investments	(2.4)	(3.0)	(3.7)
Purchases of property and equipment	(107.4)	(56.8)	(61.0)
Acquisitions, net of cash acquired	—	(13.8)	—
Net cash from investing activities	(109.8)	(73.6)	(64.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	—	—	575.0
Payment of debt issuance costs	—	(0.1)	(13.9)
Dividend payments	(15.6)	(15.4)	(15.2)
Payments on long-term borrowings	(1.9)	(355.0)	(20.0)
Payment for purchase of note hedges	—	—	(115.0)
Payment of acquisition holdback	(1.5)	—	74.9
Purchase and retirement of common stock	(30.2)	(1.8)	(40.0)
Net payments related to stock-based awards	(6.9)	(4.8)	(0.1)
Net cash from financing activities	(56.1)	(377.1)	445.7

EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	1.7	(2.6)	(4.1)

NET CHANGE IN CASH AND CASH EQUIVALENTS	69.1	(322.5)	585.8
CASH AND CASH EQUIVALENTS, beginning of period	722.1	1,044.6	458.8
CASH AND CASH EQUIVALENTS, end of period	$791.2	$722.1	$1,044.6

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Advanced Energy Industries, Inc., a Delaware corporation, and its consolidated subsidiaries (“we,” “us,” “our,” “Advanced Energy,” or the “Company”) provides highly engineered, critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell and service precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment. Many of our products enable customers to reduce or optimize their energy consumption through increased power conversion efficiency, power density, power coupling, and process control across a wide range of applications.

In December 2015, we completed the wind down of engineering, manufacturing, and sales of our solar inverter product line. We have continuing involvement with regard to certain warranty obligations. Accordingly, the results of our inverter business are reflected as loss from discontinued operations, net of income taxes on our Consolidated Statements of Operations.

During 2025, we changed the presentation of our financial statements and accompanying footnote disclosures from thousands to millions. This change did not materially impact previously reported financial information.

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

Segment Information

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment – power electronics conversion products. Within this segment, our products are sold into the Semiconductor Equipment, Data Center Computing, Industrial and Medical, and Telecom and Networking markets.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Our non-financial assets, which primarily consist of property and equipment, operating lease right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value. See Note 5. Intangible Assets and Goodwill for further discussion and presentation of these amounts.

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

We determined that there were no indicators of impairment of our long-lived intangible assets or goodwill during the year ended December 31, 2025.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Debt Issuance Costs

We capitalize costs associated with issuing debt. Depending on the nature of the agreement, we record these costs on the Consolidated Balance Sheets either in other assets or as a direct deduction from the carrying amount of the debt. We amortize the costs over the term of the agreement using the effective interest method. Amortization expense is reflected within interest expense on the Consolidated Statements of Operations. See Note 7. Long-Term Debt for additional details.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

We estimate the fair value of restricted stock units (“RSUs”) on the grant date. For RSUs that contain a time-based and certain performance-based vesting condition, we calculate fair value using the closing share price on the grant date.

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

New Accounting Standards Adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional disclosure on income taxes paid. We adopted this guidance for the year ending December 31, 2025 and have provided the required disclosures. See Note 14. Income Taxes.

New Accounting Standards Issued But Not Yet Adopted

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

The following table summarizes the consideration paid:

Consideration
(in millions)
Cash paid at closing	$14.3
Advanced Energy common stock	4.5
Settlement of payables	(0.7)
Indemnity holdback payable on the one-year anniversary	1.5
Total fair value of purchase consideration	$19.6

We allocated the purchase price consideration to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess allocated to goodwill. The following represents the final purchase price allocation.

Fair Value
(in millions)
Cash	$0.5
Current assets and liabilities, net	0.5
Deferred tax liability	(1.7)
Intangible assets	4.2
Goodwill (not deductible for tax purposes)	16.1
Total fair value of net assets acquired	$19.6

We included Airity’s results of operations in our consolidated financial statements from the date of acquisition, which were not material.

In connection with the acquisition, we entered into agreements with certain former Airity employees. On the closing date, these individuals received a total of 0.1 million shares of Advanced Energy common stock valued at $15.6 million based on the June 20, 2024 closing price, of which $4.5 million was allocated to purchase consideration and $11.1 million will be future compensation. We will record the $11.1 million as stock-based compensation expense over the three-year expected vesting period. See Note 13. Stock-based Compensation.

During 2025, we paid $1.5 million in connection with the release of the indemnity holdback. See our Consolidated Statements of Cash Flows.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 3.           REVENUE

Disaggregation of Revenue

The following tables present additional information regarding our revenue:

Revenue by Market

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Semiconductor Equipment	$839.9	$792.5	$743.8
Data Center Computing	587.3	284.2	249.9
Industrial and Medical	282.3	316.2	474.4
Telecom and Networking	89.3	89.1	187.7
Total	$1,798.8	$1,482.0	$1,655.8

Revenue by Significant Countries

	Years Ended December 31,
	2025		2024		2023

	(in millions)
United States	$541.4	30.1%	$508.7	34.3%	$598.4	36.1%
Mexico	252.8	14.1	160.1	10.8	123.5	7.5
Taiwan	130.2	7.2	159.6	10.8	124.2	7.5
Japan	218.2	12.1	53.6	3.6	62.5	3.8
All others	656.2	36.5	600.0	40.5	747.2	45.1
Total	$1,798.8	100.0%	$1,482.0	100.0%	$1,655.8	100.0%

We attribute revenue to individual countries and regions based on the customer’s ship to location. Aside from the specific countries listed above, no individual country exceeded 10% of our total consolidated revenues during the periods presented.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Revenue by Category

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Product	$1,614.9	$1,315.7	$1,484.0
Services and other	183.9	166.3	171.8
Total	$1,798.8	$1,482.0	$1,655.8

Other revenue includes certain spare parts and products sold by our service group.

Significant Customers

During the year ended December 31, 2025, three customers accounted for 23%, 19%, and 12% of our total revenue, respectively. During the year ended December 31, 2024, two customers accounted for 26% and 11% of our total revenue, respectively. During the year ended December 31, 2023, one customer accounted for 22% of our total revenue.

As of December 31, 2025, the account receivable balance from three customers accounted for 26%, 10%, and 20%, respectively, of our total accounts receivable. During the year ended December 31, 2024, two customers accounted for 25% and 14%, respectively, of our total accounts receivable. No other customer’s account receivable exceeded 10% of our total accounts receivable in the periods presented.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 4.           BALANCE SHEET INFORMATION

Accounts Receivable, Net

We record accounts receivable at net realizable value. Our accounts receivable, net balance on the Consolidated Balance Sheets was $325.2 million at December 31, 2025. The following table summarizes the changes in expected credit losses related to receivables:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Balance at beginning of period	$0.9	$1.7	$1.8
Additions	—	0.1	0.2
Deductions - write-offs and other adjustments	(0.3)	(0.9)	(0.3)
Balance at end of period	$0.6	$0.9	$1.7

Inventories

We value inventories at the lower of cost or net realizable value, computed on a first-in, first-out basis. Components of inventories were as follows:

	December 31,
	2025	2024

	(in millions)
Parts and raw materials	$313.6	$255.1
Work in process	27.3	20.6
Finished goods	70.3	84.7
Total	$411.2	$360.4

Property and Equipment, Net

Property and equipment, net increased $87.2 million due to continued investment in our new ERP system, expanding capacity in our existing factories, and our new factory in Thailand. Property and equipment, net is comprised of the following:

	Estimated Useful	December 31,	December 31,
	Life (in years)	2025	2024

		(in millions)
Buildings, machinery, and equipment	5 to 25	$241.4	$196.6
Software	3 to 10	40.7	35.6
Computer equipment, furniture, fixtures, and vehicles	3 to 5	31.0	26.0
Leasehold improvements	2 to 10	101.0	93.0
Capital projects in process		82.5	35.4
		496.6	386.6
Less: Accumulated depreciation		(223.8)	(201.0)
Property and equipment, net		$272.8	$185.6

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes property and equipment, net by geographic area:

	December 31,
	2025	2024

	(in millions)
United States	$107.6	$83.8
Asia	146.4	87.8
Europe and other	18.8	14.0
Total	$272.8	$185.6

The following table summarizes depreciation expense. All depreciation expense is recorded in income from continuing operations:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Depreciation expense	$39.8	$42.5	$38.3

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

Our estimated warranty obligation is included in other accrued expenses in our Consolidated Balance Sheets. Changes in our product warranty obligation were as follows:

	Years Ended December 31,
	2025	2024

	(in millions)
Balance at beginning of period	$5.7	$4.0
Net increases to accruals	4.4	3.6
Warranty expenditures	(2.8)	(2.0)
Effect of changes in exchange rates	(0.1)	0.1
Balance at end of period	$7.2	$5.7

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 5.           INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$101.8	$(78.2)	$23.6	6.6
Customer relationships	171.4	(86.3)	85.1	7.7
Trademarks and other	27.3	(18.3)	9.0	3.6
Total	$300.5	$(182.8)	$117.7	7.2

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$99.9	$(70.0)	$29.9	7.0
Customer relationships	168.9	(70.9)	98.0	8.5
Trademarks and other	27.1	(15.6)	11.5	4.6
Total	$295.9	$(156.5)	$139.4	7.9

Amortization expense related to intangible assets was as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Amortization expense	$22.1	$26.0	$28.3

Estimated future amortization expense related to intangibles is as follows:

Year Ending December 31,	(in millions)
2026	$20.1
2027	17.8
2028	16.6
2029	15.0
2030	13.4
Thereafter	34.8
Total	$117.7

The following table summarizes the changes in goodwill:

	December 31,	December 31,
	2025	2024

	(in millions)
Balance at beginning of period	$296.0	$283.8
Additions from acquisition	—	16.1
Foreign currency translation and other	4.8	(3.9)
Balance at end of period	$300.8	$296.0

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 6.LEASES

Components of total operating lease cost were as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Operating lease cost	$25.7	$23.8	$22.6
Short-term and variable lease cost	5.7	3.1	4.2
Total operating lease cost	$31.4	$26.9	$26.8

Estimated future payments on our operating lease liabilities are as follows:

Year Ending December 31,	(in millions)
2026	$22.9
2027	19.7
2028	19.4
2029	16.1
2030	14.6
Thereafter	54.4
Total lease payments	147.1
Less: Interest	(35.6)
Present value of lease liabilities	$111.5

In addition to the above, we have a lease agreement with total payments of $6.4 million that commences in the first quarter of 2026 and extends through 2035.

The following tables present additional information about our lease agreements:

	December 31,	December 31,
	2025	2024
Weighted average remaining lease term (in years)	8.2	8.4
Weighted average discount rate	6.4%	6.1%

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Cash paid for operating leases	$26.8	$23.7	$23.0
Right-of-use assets obtained in exchange for operating lease liabilities	$19.7	$41.1	$14.3

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 7.           LONG-TERM DEBT

Long-term debt on our Consolidated Balance Sheets consists of the following:

	December 31,	December 31,
	2025	2024

	(in millions)
Convertible Notes due 2028, 2.5% interest	$575.0	$575.0
Less: debt discount	(7.5)	(10.3)
Net long-term debt	567.5	564.7
Less: current maturities	(567.5)	—
Net long-term debt	$—	$564.7

For all periods presented, we were in compliance with the covenants under all debt agreements. As of December 31, 2025, our common stock traded above the conversion price for at least 20 trading days during a 30 consecutive trading-day period, which resulted in the Convertible Notes becoming convertible at the option of the holders. Accordingly, the Convertible Notes balance was reclassified from long-term to current debt as of December 31, 2025. We reassess the classification of the Convertible Notes at each quarterly reporting period, considering the trading price of our common stock relative to the conversion criteria. Exclusive of any early conversion elections by the convertible noteholders, there are no scheduled debt maturities until 2028

The following table summarizes interest expense related to our debt:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Interest expense	$13.6	$22.0	$15.2
Amortization of debt issuance costs	3.1	3.2	1.3
Total interest expense related to debt	$16.7	$25.2	$16.5

Credit Agreement

On May 8, 2025, we terminated our prior credit agreement, dated as of September 10, 2019 (and subsequently amended) and entered into a new credit agreement (the “Credit Agreement”) consisting of a senior unsecured term loan facility (“Term Loan Facility”) and a senior unsecured revolving facility (“Revolving Facility”), both maturing on May 8, 2030. The maturity date may be accelerated to the date that is 91 days prior to the maturity date of our $575.0 million aggregate principal amount of 2.50% convertible senior notes due September 15, 2028 (the “Convertible Notes”), if the sum of our consolidated cash and cash equivalents plus the undrawn balance on the Revolving Facility is less than 120% of the redemption amount of the Convertible Notes.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

At the time of termination, no borrowings were outstanding under the prior credit agreement, and there have been no borrowings under the Credit Agreement to date. As of December 31, 2025, we had $600.0 million available on the Revolving Facility.

	December 31,	December 31,
	2025	2024

	(in millions)
Available capacity on Revolving Facility	$600.0	$600.0

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

Convertible Senior Notes due 2028

On September 12, 2023, we completed a private, unregistered offering of the Convertible Notes. The remaining outstanding principal amount of the Convertible Notes, amounting to $567.5 million, net of unamortized issuance costs, was classified as current as of December 31, 2025. Pursuant to the indenture governing the Convertible Notes, because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on December 31, 2025 was greater than or equal to $179.76 on each applicable trading day, the holders have the right to surrender any portion of their Convertible Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending March 31, 2026, and only during such calendar quarter.

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

We use level 2 measurements to estimate the fair value of our debt. As of December 31, 2025 and 2024, we estimated the fair value of our Convertible Notes to be $951.1 million and $624.6 million, respectively.

NOTE 8.           STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of, and changes in, accumulated other comprehensive income (loss), net of income taxes.

	Foreign Currency Translation	Change in Fair Value of Cash Flow Hedges	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2022	$(12.8)	$11.8	$17.3	$16.3
Other comprehensive income (loss) prior to reclassifications	2.0	4.6	(5.5)	1.1
Amounts reclassified from accumulated other comprehensive income	—	(10.9)	(0.4)	(11.3)
Balance at December 31, 2023	$(10.8)	$5.5	$11.4	$6.1
Other comprehensive income (loss) prior to reclassifications	(13.1)	2.2	(0.7)	(11.6)
Amounts reclassified from accumulated other comprehensive loss	1.6	(7.7)	(0.2)	(6.3)
Balance at December 31, 2024	$(22.3)	$—	$10.5	$(11.8)
Other comprehensive income (loss) prior to reclassifications	15.1	—	—	15.1
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	2.8	2.9
Balance at December 31, 2025	$(7.1)	$—	$13.3	$6.2

Amounts reclassified from accumulated other comprehensive income (loss) to the specific caption within the Consolidated Statements of Operations were as follows:

	Years Ended December 31,			To Caption on Consolidated
	2025	2024	2023	Statements of Operations

	(in millions)
Foreign currency translation	$(0.1)	$(1.6)	$—	Other income (expense), net
Cash flow hedges	—	7.7	10.9	Interest expense
Defined employee benefit plan	(2.8)	0.2	0.4	Other income (expense), net
Total reclassifications	$(2.9)	$6.3	$11.3

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Earnings Per Share

The following table summarizes our earnings per share (“EPS”):

	Years Ended December 31,
	2025	2024	2023

	(in millions, except per share amounts)
Income from continuing operations	$149.3	$56.3	$130.8

Basic weighted-average common shares outstanding	37.6	37.5	37.5
Dilutive effect of Convertible Notes	0.4	—	—
Dilutive effect of Warrants	0.1	—	—
Dilutive effect of stock awards	0.5	0.3	0.3
Diluted weighted-average common shares outstanding	38.6	37.8	37.8

EPS from continuing operations
Basic EPS	$3.97	$1.50	$3.49
Diluted EPS	$3.87	$1.49	$3.46

Anti-dilutive shares not included above
Warrants	1.5	3.0	3.5

Anti-dilutive stock awards rounded to zero for the periods presented.

We compute basic earnings per share of common stock (“Basic EPS”) by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period.

See Note 7. Long-Term Debt for information regarding our Convertible Notes, Note Hedges, and Warrants. For diluted earnings per share of common stock (“Diluted EPS”), we increase the weighted-average number of common shares outstanding during the period, as needed, to include the following:

●	Additional common shares that would have been outstanding if our outstanding stock awards had been converted to common shares using the treasury stock method. We exclude any stock awards that have an anti-dilutive effect;
●	Dilutive impact associated with the Convertible Notes using the if-converted method. The Convertible Notes are repayable in cash up to par value and in cash or shares of common stock for the excess over par value. When the stock price is lower than the strike price, there is no dilutive or anti-dilutive impact. When the stock price is higher than the initial strike price, there is a dilutive impact associated with the Convertible Notes. Prior to conversion, we do not consider the Note Hedges for purposes of Diluted EPS as their effect would be anti-dilutive. Upon conversion, we expect the Note Hedges to offset the dilutive effect of the Convertible Notes when the stock price is above $137.46 but below $179.76; and
●	Dilutive effect of the Warrants issued concurrently with the Convertible Notes using the treasury stock method. For the fourth quarter of 2025, the Warrants increased the weighted-average number of common shares outstanding because the average market price of our common stock exceeded the $179.76 exercise price of the Warrants.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Share Repurchases

To repurchase shares of our common stock, we periodically enter into share repurchase agreements. The following table summarizes these repurchases:

	Years Ended December 31,
	2025	2024	2023

	(in millions, except per share amounts)
Amount paid or accrued to repurchase shares	$30.4	$1.8	$40.1
Number of shares repurchased	0.3	—	0.4
Average repurchase price per share	$96.79	$93.58	$105.74

There were no shares repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares. At December 31, 2025, we had $0.2 million accrued in other accrued expenses in our Consolidated Balance Sheets for share repurchases.

At December 31, 2025, the remaining amount authorized by the Board of Directors (“our Board” or “the Board”) for future share repurchases was $166.9 million with no time limitation.

NOTE 9.           FAIR VALUE MEASUREMENTS

Refer to Note 12. Employee Retirement Plans and Post Retirement Benefits for information on fair value of our pension asset and liabilities. The following tables present information about our non-pension assets and liabilities measured at fair value on a recurring basis. We classify all items below within level 2 of the fair value hierarchy. See Note 7. Long-Term Debt for information regarding the fair value of our Convertible Notes.

		December 31,	December 31,
		2025	2024

Description	Balance Sheet Classification	(in millions)
Certificates of deposit	Other current assets	$0.2	$0.2
Foreign currency forward contracts	Other accrued expenses	$0.1	$0.3
Investments	Other assets	$13.5	$9.9
Deferred compensation liabilities	Other liabilities	$13.4	$10.1

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 10.           DERIVATIVE FINANCIAL INSTRUMENTS

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

As of December 31, 2025 and 2024, we had $60.5 million and $70.6 million, respectively, of foreign currency forward contracts outstanding.

See Note 9. Fair Value Measurements for information regarding the fair value of derivative instruments.

As a result of using derivative financial instruments, we are exposed to the risk that counterparties to contracts could fail to meet their contractual obligations. We manage this credit risk by reviewing counterparty creditworthiness on a regular basis and limiting exposure to any single counterparty.

NOTE 11.           RESTRUCTURING, ASSET IMPAIRMENTS, AND OTHER CHARGES

Details of restructuring, asset impairments, and other charges are as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Restructuring	$6.3	$28.1	$25.1
Asset impairments	1.8	—	1.4
Other charges	4.4	2.2	0.5
Total restructuring, asset impairments, and other charges	$12.5	$30.3	$27.0

Restructuring

We have several restructuring plans in process. The amounts incurred as a result of the approved actions are estimates, and actual results may differ, which could result in incremental restructuring charges in future periods.

2025 Plan

During the second quarter of 2025, we approved actions related to consolidating our research and development, sales, and administrative functions in connection with our manufacturing and footprint consolidation (the “2025 Plan”). We expect these actions to be substantially complete during 2027 and do not expect to incur significant additional charges.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Changes in restructuring liabilities were as follows:

	2025 Plan	2024 Plan	2023 Plan	2022 & Other Plans	Total

	(in millions)
December 31, 2023	$—	$—	$14.2	$3.1	$17.3
Costs incurred and charged to expense	—	29.6	(1.6)	0.1	28.1
Costs paid	—	(5.1)	(7.6)	(3.2)	(15.9)
Foreign currency translation	—	0.5	—	-	0.5
December 31, 2024	—	25.0	5.0	(0.0)	30.0
Costs incurred and charged to expense	4.7	1.1	0.5	—	6.3
Costs paid	(0.2)	(22.6)	(2.2)	—	(25.0)
Foreign currency translation	—	(0.1)	(0.1)	—	(0.2)
December 31, 2025	$4.5	$3.4	$3.2	$(0.0)	$11.1

The above restructuring liability of $11.1 million is comprised of $6.3 million in other accrued expenses and $4.8 million included in other long-term liabilities on our Consolidated Balance Sheets.

Charges related to our restructuring plans are as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Severance and related charges	$6.3	$28.0	$25.1
Facility relocation and closure charges	—	0.1	—
Total restructuring charges	$6.3	$28.1	$25.1

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Cumulative Cost Through
	December 31, 2025
	2025 Plan	2024 Plan	2023 Plan	Total

	(in millions)
Severance and related charges	$4.7	$30.7	$15.9	$51.3
Facility relocation and closure charges	—	0.1	—	0.1
Total restructuring charges	$4.7	$30.8	$15.9	$51.4

Asset Impairments

During 2025, we recorded $1.8 million of impairment charges in connection with vacating facilities.

Other Charges

Other charges relate to vacating and relocating facilities and personnel transition costs.

NOTE 12.           EMPLOYEE RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

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

During the years ended December 31, 2025, 2024, and 2023, we recognized total defined contribution plan costs of $5.1 million, $5.0 million, and $5.1 million, respectively.

Defined Benefit Plans

We maintain defined benefit pension plans for certain of our non-U.S. employees in the United Kingdom, Germany, and Philippines. Each plan is managed locally and in accordance with respective local laws and regulations.

In light of the United Kingdom’s High Court ruling in the case of Virgin Media Ltd v. NTL Pension Trustees II Ltd & Ors, we reviewed past amendments made to our United Kingdom pension plans. We continue to account for our United Kingdom pension plans in accordance with the plan agreements and amendments.

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

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Our projected benefit obligation and plan assets for defined benefit pension plans and the related assumptions used to determine the related liabilities are as follows:

	December 31,	December 31,
	2025	2024

	(in millions)
Projected benefit obligation, beginning of year	$64.3	$65.7
Service cost	1.5	1.0
Interest cost	3.2	2.8
Actuarial loss (gain)	(2.6)	(0.4)
Benefits paid	(2.8)	(1.9)
Translation adjustment	4.1	(2.9)
Projected benefit obligation, end of year	67.7	64.3

Fair value of plan assets, beginning of year	$14.0	$14.1
Expected return	0.8	0.7
Contributions	1.7	1.6
Benefits paid	(1.9)	(1.4)
Actuarial gain (loss)	0.3	(0.6)
Translation adjustment	1.2	(0.4)
Fair value of plan assets, end of year	16.1	14.0
Funded status of plan	$(51.6)	$(50.3)

	December 31,	December 31,
	2025	2024

	(in millions)
Accumulated benefit obligation	$59.0	$55.9

The following table summarizes classification of our net pension benefit obligation on our Consolidated Balance Sheets. The current portion of the liability is included in accrued payroll and employee benefits.

	December 31,
	2025	2024

	(in millions)
Current	$2.2	$0.7
Long-term	49.4	49.6
Total pension benefit obligation	$51.6	$50.3

The components of net periodic pension benefit cost recognized in our Consolidated Statements of Operations for the periods presented are as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Service cost	$1.5	$1.0	$1.0
Interest cost	3.2	2.8	2.9
Expected return on plan assets	(0.8)	(0.7)	(0.7)
Amortization of actuarial gains and losses	(0.3)	(0.2)	(0.4)
Net periodic pension cost	$3.6	$2.9	$2.8

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Assumptions used in the determination of the net periodic pension cost are:

	Years Ended December 31,
	2025	2024	2023
Discount rate used for net periodic pension costs	5.0%	4.4%	5.1%
Discount rate used for pension benefit obligations	5.3%	5.0%	4.4%
Expected long-term return on plan assets	5.8%	5.9%	5.2%

The fair value of our qualified pension plan assets by category was as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Diversified Growth Fund	$—	$13.5	$—	$13.5
Corporate Bonds	—	1.5	—	1.5
Insurance Contracts	—	—	0.8	0.8
Cash	0.3	—	—	0.3
Total	$0.3	$15.0	$0.8	$16.1

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Diversified Growth Fund	$—	$11.5	$—	$11.5
Corporate Bonds	—	1.3	—	1.3
Insurance Contracts	—	—	0.7	0.7
Cash	0.5	—	—	0.5
Total	$0.5	$12.8	$0.7	$14.0

Expected future payments during the next ten years for our defined benefit pension plans are as follows:

Year Ending December 31,	(in millions)
2026	$3.9
2027	3.8
2028	3.4
2029	4.8
2030	4.5
2031 to 2035	25.9

As of December 31, 2025 and 2024, accumulated other comprehensive income (loss) on the Consolidated Balance Sheets includes net actuarial gains and other deferred items, net of related taxes of $13.3 million and $10.5 million, respectively, that have not yet been recognized in net periodic pension cost.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 13.           STOCK-BASED COMPENSATION

The Compensation Committee of our Board of Directors administers our stock plans. As of December 31, 2025, we have two active stock-based incentive compensation plans: the Amended and Restated 2023 Omnibus Incentive Plan (the “2023 Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). We issue all new equity compensation grants under the 2023 Incentive Plan. Outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2023 Incentive Plan provides for the grant of awards including stock options, stock appreciation rights, performance stock units, performance units, stock, restricted stock, restricted stock units, and cash incentive awards.

The following table summarizes information related to our stock-based incentive compensation plans:

December 31, 2025
(in millions)
Shares available for future issuance under the 2023 Incentive Plan	1.4
Shares available for future issuance under the ESPP	0.5

Stock-based Compensation Expense

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. For the year ended December 31, 2025, stock-based compensation expense includes $3.7 million related to the Airity acquisition (see Note 2. Acquisition). Stock-based compensation expense was as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Stock-based compensation expense	$55.7	$45.9	$31.0

Restricted Stock Units

Generally, we grant restricted stock units (“RSUs”) with a three year time-based vesting schedule. Certain RSUs contain performance-based or market-based vesting conditions in addition to the time-based vesting requirements. RSUs are generally granted with a grant date fair value based on the market price of our stock on the date of grant. For RSUs that vest based on our relative total shareholder return over the performance period to a predetermined peer group, fair value is predetermined based on a Monte Carlo simulation as of the date of the grant.

Changes in our RSUs were as follows:

	Year Ended December 31, 2025
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
	(in millions)
RSUs outstanding at beginning of period	1.0	$95.05
RSUs granted	0.5	$119.54
RSUs vested	(0.4)	$87.26
RSUs forfeited	(0.1)	$84.98
RSUs outstanding at end of period	1.0	$111.72

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For vested RSUs, employees withheld shares for income tax totaling $14.5 million.

The weighted-average grant date fair value for RSUs granted in the years ended December 31, 2025, 2024, and 2023 was $119.54, $104.84, and $100.04, respectively. The fair value of RSUs vested for the years ended December 31, 2025, 2024 and 2023 was $34.9 million, $28.2 million, and $19.5 million, respectively. As of December 31, 2025, there was $61.9 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested RSUs, that we expect to recognize through December 2028, with a weighted-average remaining vesting period of 1.0 years.

Stock Options

Generally, we grant stock option awards with an exercise price equal to the market price of our stock at the date of grant and with either a three or four-year vesting schedule or performance-based vesting. Stock option awards generally have a term of ten years.

Changes in our stock options were as follows:

	Year Ended December 31, 2025
		Weighted-	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining
	Options	per Share	Contractual Life
	(in millions)
Options outstanding at beginning of period	0.1	$83.05	6.86 years
Options exercised	—	$80.70
Options outstanding at end of period	0.1	$85.97	6.21 years
Options vested at end of period	—	$85.97	6.21 years

The total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $2.6 million, $0.8 million, and $4.6 million, respectively. As of December 31, 2025, the aggregate intrinsic value of options outstanding and exercisable was $4.4 million and $4.4 million, respectively. As of December 31, 2025, there were no stock options outstanding or exercisable, and no remaining unrecognized compensation cost related to stock options.

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

As of December 31, 2025, there was $0.6 million of total unrecognized compensation cost related to the ESPP that we expect to recognize over a remaining period of five months.

Deferred Compensation Plan

We offer certain employees the opportunity to defer compensation and stock awards and maintain a rabbi trust in connection with this deferred compensation plan. Assets of the rabbi trust are consolidated as we are the primary beneficiary. Although we cannot use the rabbi trust’s assets for any purpose other than meeting our obligations under the deferred compensation plan, the trust’s assets, liabilities, and activity are included in our consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Assets of the rabbi trust not held in Company shares are presented in other assets, and the fair value of the Company shares held in the rabbi trust is classified in stockholders’ equity.

After a holding period, employees have the option to diversify the Company shares into other funds. Stock awards that have been elected for deferral but have not yet vested and are probable of vesting are reported as deferred compensation in the temporary equity section of the Consolidated Balance Sheets. The stock awards recorded in temporary equity are recognized at fair value, with any difference from stock based compensation recorded in retained earnings.

The following table summarizes information regarding the rabbi trust’s assets and liabilities:

		December 31,
		2025	2024

Description	Balance Sheet Classification	(in millions)
Investments	Other assets	$13.5	$9.9
Deferred compensation liabilities	Other liabilities	$13.4	$10.1
Stock awards elected for deferral	Temporary equity	$7.8	$3.5
Company shares of common stock	Stockholders equity	$2.6	$0.9

NOTE 14.           INCOME TAXES

The geographic distribution of pretax income from continuing operations was as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Domestic	$(54.2)	$(43.2)	$(17.5)
Foreign	222.9	95.6	140.0
Income from continuing operations, before income taxes	$168.7	$52.4	$122.5

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The income tax provision (benefit) from continuing operations is summarized as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Current:
Federal	$(1.8)	$3.8	$13.4
State	1.2	0.5	0.6
Foreign	33.8	12.3	11.7
Total current provision	33.2	16.6	25.7

Deferred:
Federal	(5.9)	(1.4)	(5.5)
State	(0.3)	(0.1)	(1.0)
Foreign	(7.6)	(19.0)	(27.5)
Total deferred benefit	(13.8)	(20.5)	(34.0)

Total income tax provision (benefit)	$19.4	$(3.9)	$(8.3)
Effective tax rate	11.5%	(7.4)%	(6.8)%

The principal causes of the difference between the federal statutory rate and the effective income tax rate for each of the years below are as follows:

	Years Ended December 31,
	2024	2023

	(in millions)
Income taxes per federal statutory rate	$11.0	$25.9
State income taxes, net of federal deduction	0.3	(0.5)
U.S. tax on foreign operations	18.9	20.5
Foreign derived intangible income deduction	(1.4)	(2.9)
Tax effect of foreign operations	(14.8)	(28.1)
Uncertain tax positions	(1.1)	1.3
Change in valuation allowance assessment	0.6	(25.6)
Tax credits	(7.8)	(7.3)
Change in valuation allowance	3.6	12.9
Executive compensation limitation	2.3	2.0
Impact of intellectual property transfer	(23.0)	-
Other permanent items, net	7.5	(6.5)
Total income tax provision (benefit)	$(3.9)	$(8.3)

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Years Ended December 31,
	2025
	Tax Effect	Rate Effect
	(in millions)
U.S. Federal Statutory Tax Rate	$35.4	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect	0.7	0.4%
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	17.3	10.2%
Other	0.8	0.5%
Tax Credits
Foreign tax credit	(12.4)	(7.4)%
Research and development tax credits	(4.1)	(2.4)%
Nontaxable or Nondeductible Items
Executive compensation limitation	3.2	1.9%
Other	(0.1)	(0.1)%
Other Adjustments
Change in prepaid tax on intercompany profit	(2.8)	(1.6)%
Other	2.4	1.4%
Foreign Tax Effects
Germany
Effect of tax rate changes in the year	2.9	1.7%
Changes in valuation allowances	(3.1)	(1.9)%
Other	1.7	1.0%
Hong Kong
Statutory rate difference	(3.3)	(2.0)%
Changes in valuation allowances	(9.2)	(5.4)%
Non-taxable income	(9.7)	(5.8)%
Withholding tax	1.7	1.0%
Other	0.9	0.5%
Pillar II	10.0	5.9%
Philippines
Enterprise zone benefit	(3.1)	(1.8)%
Other	2.1	1.2%
Singapore
Statutory rate difference	(4.7)	(2.8)%
Tax holiday	(4.8)	(2.9)%
Other	(3.7)	(2.1)%
Other Jurisdictions	1.8	1.2%
Changes in Unrecognized Tax Benefits	(0.5)	(0.2)%
Total	$19.4	11.5%

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The income taxes paid (net of refunds) is summarized as follows:

Year Ending
December 31, 2025
(in millions)
U.S. Federal	$(6.5)
U.S. State & Local	(0.9)
Foreign	(13.4)
Total	$(20.8)

From the above amounts, income taxes paid (net of refunds) exceed the 5% of taxes paid threshold in the following foreign jurisdictions. U.S. state and local jurisdictions did not exceed the 5% threshold.

Year Ending
December 31, 2025
(in millions)
Foreign:
Malaysia	$(3.3)
Singapore	$(2.6)
China	$(2.3)
Philippines	$(1.7)

From the above amounts, states that equal more than 50% of our state income taxes paid (net of refunds) but do not exceed the 5% of taxes paid include the following jurisdictions.

Year Ending
December 31, 2025
(in millions)
U.S. State & Local:
Texas	$(0.3)
Tennessee	$(0.3)

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2025	2024

	(in millions)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$85.6	$72.0
Pension obligation	8.1	9.2
Bond hedge original issue discount	15.2	20.2
Amortization	41.0	43.0
Operating lease liabilities	15.1	12.3
Other	54.4	56.5
Total deferred tax assets	219.4	213.2
Less: valuation allowance	(36.6)	(42.4)
Deferred tax assets, net of valuation allowance	182.8	170.8

Deferred tax liabilities:
Depreciation	2.4	2.5
Amortization	23.6	26.8
Unremitted earnings	4.1	2.8
Operating lease right-of-use assets	12.5	9.9
Operating lease liabilities	1.5	5.3
Other	1.6	2.7
Total deferred tax liabilities	45.7	50.0

Net deferred tax assets	$137.1	$120.8

Of the $137.1 million and $120.8 million net deferred tax assets as of December 31, 2025 and 2024, respectively, $137.7 million and $121.4 million, respectively, were included as a net non-current deferred tax asset within other assets on the Consolidated Balance Sheets. $0.6 million for both years were included as a net non-current deferred tax liability within other long-term liabilities on the Consolidated Balance Sheets.

During 2025, we completed a series of intercompany restructuring actions that created additional future taxable income that was previously not available in certain tax jurisdictions. Based on updated financial projections and planned business integration steps, these activities provided sufficient positive evidence to support the realization of deferred tax assets for which valuation allowances had previously been recorded. As a result, in 2025, we released deferred tax valuation allowances totaling $9.8 million with a corresponding decrease to tax expense. We will continue to update financial projections and integration plans on a periodic basis, and additional adjustments to the valuation allowance may be required in future periods.

As of December 31, 2025, we have recorded a total valuation allowance on $2.6 million of our U.S. domestic deferred tax assets, largely attributable to state carryforward attributes that are expected to expire before sufficient income can be realized in those jurisdictions. The remaining valuation allowance on deferred tax assets approximates $34.0 million and is associated primarily with operations in Hong Kong, China, and Switzerland. As of December 31, 2025, there is not sufficient positive evidence to conclude that such deferred tax assets, presently reduced by a valuation allowance, will more likely than not be recognized. For the year ended December 31, 2025, the valuation allowance decreased by $5.8 million.

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of December 31, 2025, we had U.S., foreign and state tax loss carryforwards of $28.4 million, $347.7 million, and $105.2 million, respectively. Additionally, we had $1.9 million and $30.5 million of capital loss and interest expense limitation carryforwards, respectively. Finally, we had U.S. and state tax credit carryforwards of $4.8 million and $2.0 million, respectively. The U.S. and state net operating losses, tax credits, and interest expense limitation are subject to various utilization limitations under Section 382 of the Internal Revenue Code and applicable state laws. These Section 382 limited attributes have various expiration periods through 2036 or, in the case of the interest expense limitation amount, no expiration period. Much of the foreign loss carryforwards, and $8.1 million of the federal net operating loss carry forwards, have no expiration period.

We operate under a tax holiday in Singapore. This tax holiday is in effect through June 30, 2027. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The expected benefit of the tax holidays may be limited by the impact of Pillar II global minimum tax or other actions taken by these countries. For the years ended December 31, 2025, 2024 and 2023, the impact of the tax holidays decreased foreign taxes by $31.0 million, $12.4 million, and $14.3 million, respectively, and the benefit on earnings per diluted share was $0.82, $0.33, and $0.38, respectively.

We have undistributed earnings in certain foreign subsidiaries that we have indefinitely invested, and on which we have not recognized deferred taxes.

We account for uncertain tax positions by applying a minimum recognition threshold to tax positions before recognizing these positions in the consolidated financial statements. The following table provides a reconciliation of our total gross unrecognized tax benefits, which we include within other long-term liabilities on the Consolidated Balance Sheets:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Balance at beginning of period	$5.7	$8.5	$7.5
Additions based on tax positions taken during a prior period	—	—	0.2
Additions based on tax positions taken during the current period	0.3	0.5	1.0
Reductions based on tax positions taken during a prior period	(0.2)	(2.1)	—
Reductions related to a lapse of applicable statute of limitations	(0.9)	(1.2)	(0.1)
Reductions related to a settlement with taxing authorities	—	—	(0.1)
Balance at end of period	$4.9	$5.7	$8.5

The unrecognized tax benefits of $4.9 million, if recognized, will impact our effective tax rate. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We had $0.9 million and $0.8 million of accrued interest and penalties on December 31, 2025 and 2024, respectively. With few exceptions, we are no longer subject to federal, state, or foreign income tax examinations by tax authorities for years before 2022.

As of December 31, 2025, certain countries in which the Company operates have implemented or are in the process of implementing the Pillar II minimum global effective tax rate regime as put forth by the Organization for Economic Cooperation and Development (“OECD”). Specifically, the OECD released prospective “Side-by-Side” guidance in early 2026 which is generally beneficial to U.S. parented organizations, but will require adoption by member countries to implement. As countries continue to make revisions to their legislation and release additional guidance with respect to the global minimum tax, we continue to determine any potential cash tax expense and tax rate impact in the countries in which we operate.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of elective tax law items available in 2025 and prescribed tax law changes in 2026, was signed into law in the United States. The Company

ADVANCED ENERGY INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

has reflected the impact of the OBBB’s elective tax law items in its financial statements for the period ending December 31, 2025.

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

NOTE 16.           SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Non-cash investing activities:
Capital expenditures in accounts payable and other accrued expenses	$30.6	$9.7	$9.0
Common stock used as consideration in business combination	$—	$4.5	$—
Cash paid for:
Interest	$14.7	$17.3	$14.4
Income taxes	$24.1	$33.3	$47.9
Cash received from income taxes	$3.3	$3.8	$2.4

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Form 10-K, and as part of the audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2025.

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

ITEM 9B.          OTHER INFORMATION

During the fourth quarter of 2025, two of our officers and two of our directors adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended. The table below summarizes the terms of Rule 10b5-1 trading arrangements adopted:

Name and Title	Date of Adoption	Duration of the Trading Arrangement [1]	Aggregate Number of Shares to be Sold
Elizabeth K. Vonne Executive Vice President, General Counsel and Secretary	November 12, 2025	Until July 31, 2026 or such earlier date upon which all transactions are completed	1,930

John A. Roush Director	December 3, 2025	Until December 3, 2026 or such earlier date upon which all transactions are completed	10,225

Stephen D. Kelley President and Chief Executive Officer	December 5, 2025	Until December 4, 2026 or such earlier date upon which all transactions are completed	50,000

Brian M. Shirley Director	December 12, 2025	Until December 11, 2026 or such earlier date upon which all transactions are completed	2,468
(1)	The Rule 10b5-1 trading arrangements also provide for termination prior to the above-listed expiration date following the occurrence of certain events, such as public announcement of a tender offer, exchange offer or certain M&A, reorganization, or recapitalization transactions or the bankruptcy, insolvency, or death of the adopting person.
(2)	The aggregate number of shares available for sale under Mr. Kelley’s Rule 10b5-1 trading arrangement is not yet determinable because the trading arrangement includes shares issuable pursuant to unvested RSUs and PSUs which are subject to tax withholding obligations that arise in connection with the vesting and settlement of such awards and, with respect to the PSUs, satisfaction of the applicable performance goals. As such, the shares included in this table reflect the aggregate number of shares underlying Mr. Kelley’s RSUs and PSUs assuming target performance goals were met and without excluding shares that will be withheld to satisfy tax withholding obligations.

During the fourth quarter of 2025, no other director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

In accordance with General Instruction G (3) of Form 10-K, certain information required by this Part III is incorporated by reference to the definitive proxy statement relating to our 2026 annual meeting of stockholders (the “2026 Proxy Statement”), as set forth below. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information set forth in the 2026 Proxy Statement under the headings “Proposal No. 1 - Election of Directors,” “Corporate Governance,” and “Management,” is incorporated herein by reference.

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

We have also adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities that applies to all directors, officers, and employees, as well as the Company itself. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of the Insider Trading Policy was filed with our annual report on Form 10-K for the fiscal year ended December 31, 2024 and is incorporated by reference as Exhibit 19.1.

ITEM 11.           EXECUTIVE COMPENSATION

The information set forth in the 2026 Proxy Statement under the headings “Executive Compensation” and “Director Compensation” is incorporated herein by reference.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the 2026 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about the equity incentive compensation plans as of December 31, 2025. All outstanding awards relate to our common stock.

	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

	(in millions, except exercise price per share)
Equity compensation plans approved by security holders	0.1	(1)	$85.97	1.9	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	0.1	(1)	$85.97	1.9
(1)	Includes shares underlying options granted under the prior plan.
(2)	This number includes 0.5 million shares available for future issuance under the Employee Stock Purchase Plan.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information set forth in the 2026 Proxy Statement under the heading “Certain Relationships and Related Transactions” and under the sub-heading “Independence”, which appears under the heading “Proposal No. 1 - Election of Directors” is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth in the 2026 Proxy Statement under the heading “Proposal No. 2 - Ratification of the Appointment of Ernst & Young LLP as Advanced Energy’s Independent Registered Public Accounting Firm for 2026” is incorporated herein by reference.

PART IV

ITEM 15.           EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as part of this annual report on Form 10-K are as follows:
1.	Financial Statements:

See Index to Financial Statements at Part II, Item 8 herein.

2.	Financial Statement Schedules for the years ended December 31, 2025, 2024, and 2023

NOTE:  All schedules have been omitted because they are either not applicable or the required information is included in the financial statements and notes thereto.

(B)	Exhibits:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and among Advanced Energy Industries, Inc., Artesyn Embedded Technologies, Inc., Pontus Intermediate Holdings II, LLC and Pontus Holdings, LLC, dated May 14, 2019 **	8-K	000-26966	2.1	May 15, 2019

2.2	First Amendment to the Stock Purchase Agreement by and among Advanced Energy Industries, Inc., Artesyn Embedded Technologies, Inc., Pontus Intermediate Holdings II, LLC and Pontus Holdings, LLC, dated September 9, 2019 **	8-K	000-26966	2.2	September 10, 2019

2.3	Stock Purchase Agreement, dated April 1, 2022, by and among SL Power Electronics Corporation, SL Delaware Holdings, Inc., Steel Partners Holdings L.P., AEI US Subsidiary, LLC and Advanced Energy Industries, Inc. **	8-K	000-26966	2.1	April 4, 2022

Exhibit			Incorporated by Reference
Number		Description	Form	File No.	Exhibit	Filing Date

3.1		Amended and Restated Certificate of Incorporation of Advanced Energy Industries, Inc.	8-K	000-26966	3.1	May 1, 2024

3.2		Third Amended and Restated By-Laws of Advanced Energy Industries, Inc.	8-K	000-26966	3.2	May 1, 2024

4.1		Form of Specimen Certificate for Common Stock	S-1	33-97188	4.1	September 21, 1995

4.2		Description of Advanced Energy Industries, Inc. Securities	10-K	000-26966	4.2	February 18, 2025

4.3		Indenture, dated September 12, 2023, between Advanced Energy Industries, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	000-26966	4.1	September 13, 2023

4.4		Form of Global 2.50% Convertible Senior Note due 2028 (included in Exhibit 4.3)	8-K	000-26966	4.2	September 13, 2023

10.1		Form of Director and Officer Indemnification Agreement				Filed herewith

10.2		2017 Omnibus Incentive Plan *	DEF 14A	000-26966	Appendix A	March 14, 2017

10.3		Employee Stock Purchase Plan *	DEF 14A	000-26966	Appendix B	March 10, 2021

10.4		Offer Letter dated February 8, 2021 *	8-K	000-26966	10.2	February 10, 2021

10.5		Offer Letter to Paul Oldham, dated March 26, 2018 *	8-K	000-26966	10.1	March 29, 2018

10.6		Offer of Employment to Eduardo Bernal Acebedo, dated August 2, 2021 *	8-K	000-26966	10.1	September 8, 2021

10.7		Form of Long-Term Incentive Plan *	8-K	000-26966	10.1	February 4, 2021

10.8		Amended and Restated Deferred Compensation Plan *	10-Q	000-26966	10.1	November 1, 2022

10.9		Form of Restricted Stock Unit Agreement under 2017 Omnibus Incentive Plan *	10-K	000-26966	10.25	February 17, 2023

10.10		Form of LTI Performance Stock Unit Agreement under 2017 Omnibus Incentive Plan *	10-K	000-26966	10.26	February 17, 2023

10.11		Form of Option Agreement under 2017 Omnibus Incentive Plan *				Filed herewith

10.12		Form of Confirmation for Convertible Note Hedges***	8-K	000-26966	10.1	September 13, 2023

10.13		Form of Confirmation for Warrants***	8-K	000-26966	10.2	September 13, 2023

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.14	Amended and Restated 2023 Omnibus Incentive Plan *	8-K	000-26966	10.1	November 8, 2023

10.15	Form of Executive Change in Control and General Severance Agreement *	8-K	000-26966	10.2	November 8, 2023

10.16	Form of Performance Stock Unit Agreement under the Amended and Restated 2023 Omnibus Incentive Plan *	10-K	000-26966	10.32	February 20, 2024

10.17	Form of Restricted Stock Unit Agreement under the Amended and Restated 2023 Omnibus Incentive Plan *	10-K	000-26966	10.24	February 18, 2025

10.18	Form of Annual Incentive Plan *	10-K	000-26966	10.34	February 20, 2024

10.19	Credit Agreement, dated as of May 8, 2025, among Advanced Energy Industries, Inc., as the borrower, the guarantors party thereto, HSBC Bank USA, N.A., as the administrative agent, and the lenders party thereto.**	8-K	000-26966	10.1	August 5, 2025

19.1	Insider Trading Policy	10-K	000-26966	19.1	February 18, 2025

21.1	Subsidiaries of Advanced Energy Industries, Inc.				Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm				Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith

97.1	Compensation Clawback Policy	10-K	000-26966	97.1	February 20, 2024

101.INS	Inline XBRL Instance Document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)				Filed herewith

*     Management contract or compensatory plan.

**   Schedules, exhibits, and similar supporting attachments or agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Advanced Energy Industries, Inc. agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the SEC upon request.

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

ADVANCED ENERGY INDUSTRIES, INC.
(Registrant)

/s/ Stephen D. Kelley
Stephen D. Kelley
Chief Executive Officer
Date:	February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Stephen D. Kelley	Chief Executive Officer and Director	February 13, 2026
Stephen D. Kelley	(Principal Executive Officer)

/s/ Paul Oldham	Chief Financial Officer and Executive Vice President	February 13, 2026
Paul Oldham	(Principal Financial Officer)

/s/ Bernard R. Colpitts, Jr.	Chief Accounting Officer and Senior Vice President	February 13, 2026
Bernard R. Colpitts, Jr.	(Principal Accounting Officer)

/s/ Grant H. Beard	Chairman of the Board	February 13, 2026
Grant H. Beard

/s/ Frederick A. Ball	Director	February 13, 2026
Frederick A. Ball

/s/ Anne T. DelSanto	Director	February 13, 2026
Anne T. DelSanto

/s/ Tina M. Donikowski	Director	February 13, 2026
Tina M. Donikowski

/s/ Ronald C. Foster	Director	February 13, 2026
Ronald C. Foster

/s/ Lanesha T. Minnix	Director	February 13, 2026
Lanesha T. Minnix

/s/ David W. Reed	Director	February 13, 2026
David W. Reed

/s/ John A. Roush	Director	February 13, 2026
John A. Roush

/s/ Brian M. Shirley	Director	February 13, 2026
Brian M. Shirley