Form 10-Q
period 2026-03-31
ADVANCED ENERGY INDUSTRIES INC
filed 2026-05-04
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 29, 2026, there were 38,030,657 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In millions, except per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$699.5	$791.2
Accounts receivable, net	376.7	325.2
Inventories	458.7	411.2
Other current assets	54.4	46.3
Total current assets	1,589.3	1,573.9
Property and equipment, net	304.3	272.8
Operating lease right-of-use assets	102.0	98.1
Other assets	184.7	182.5
Intangible assets, net	112.4	117.7
Goodwill	300.2	300.8
TOTAL ASSETS	$2,592.9	$2,545.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272.1	$224.1
Accrued payroll and employee benefits	60.1	93.0
Other accrued expenses	72.4	78.1
Customer deposits and other	12.1	12.7
Current portion of long-term debt	568.2	567.5
Current portion of operating lease liabilities	15.7	15.8
Total current liabilities	1,000.6	991.2
Operating lease liabilities	99.2	95.7
Defined employee benefit pension plan	48.5	49.4
Other long-term liabilities	42.0	38.9
Total liabilities	1,190.3	1,175.2

Deferred compensation	18.2	7.8
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70.0 shares authorized; 38.0 and 37.8 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock associated with deferred compensation plan	(14.8)	(2.6)
Additional paid-in capital	217.6	230.6
Accumulated other comprehensive income	2.9	6.2
Retained earnings	1,178.7	1,128.6
Total stockholders' equity	1,384.4	1,362.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,592.9	$2,545.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue, net	$511.0	$404.6
Cost of revenue	310.1	254.1
Gross profit	200.9	150.5

Operating expenses:
Research and development	62.4	54.2
Selling, general, and administrative	62.3	59.0
Amortization of intangible assets	5.3	5.5
Restructuring, asset impairments, and other charges	2.6	1.2
Total operating expenses	132.6	119.9
Operating income	68.3	30.6

Interest income	5.8	6.9
Interest expense	(4.1)	(4.2)
Other expense, net	—	(3.4)
Income from continuing operations, before income tax	70.0	29.9
Income tax provision	2.7	5.0
Income from continuing operations	67.3	24.9
Loss from discontinued operations, net of income tax	(0.5)	(0.2)
Net income	$66.8	$24.7

Basic weighted-average common shares outstanding	37.7	37.6
Diluted weighted-average common shares outstanding	42.2	38.1

Earnings (loss) per share:
Continuing operations:
Basic earnings per share	$1.79	$0.66
Diluted earnings per share	$1.59	$0.65
Discontinued operations:
Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)
Net income:
Basic earnings per share	$1.77	$0.66
Diluted earnings per share	$1.58	$0.65

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Three Months Ended March 31,
	2026	2025
Net income	$66.8	$24.7
Other comprehensive income (loss), net of income tax
Foreign currency translation	(3.2)	4.6
Defined employee benefit plan	(0.1)	(0.1)
Comprehensive income	$63.5	$29.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders' Equity

(In millions, except per share amounts)

	Common Stock
			Common Stock		Accumulated
			Associated with	Additional	Other		Total
			Deferred	Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Compensation Plan	Capital	Income (Loss)	Earnings	Equity
Balances, December 31, 2024	37.7	$—	$(0.9)	$189.1	$(11.8)	$1,026.7	$1,203.1
Stock issued from equity plans	0.2	—	—	(9.1)	—	—	(9.1)
Stock-based compensation	—	—	—	11.6	—	—	11.6
Share repurchases	—	—	—	—	—	(0.9)	(0.9)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.8)	(3.8)
Other comprehensive income	—	—	—	—	4.5	—	4.5
Deferred compensation	—	—	—		—	0.2	0.2
Common shares issued to deferred compensation plan	—	—	(1.7)	1.7	—	—	—
Net income	—	—	—	—	—	24.7	24.7
Balances, March 31, 2025	37.9	—	(2.6)	193.3	(7.3)	1,046.9	1,230.3

Balances, December 31, 2025	37.8	$—	$(2.6)	230.6	$6.2	$1,128.6	$1,362.8
Stock issued from equity plans	0.2	—	—	(40.6)	—	—	(40.6)
Stock-based compensation	—	—	—	13.0	—	—	13.0
Share repurchases	—	—	—	—	—	(0.3)	(0.3)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.8)	(3.8)
Other comprehensive loss	—	—	—	—	(3.3)	—	(3.3)
Deferred compensation	—	—	—	—	—	(12.6)	(12.6)
Common shares issued to deferred compensation plan, net	—	—	(12.2)	14.6	—	—	2.4
Net income	—	—	—	—	—	66.8	66.8
Balances, March 31, 2026	38.0	$—	$(14.8)	217.6	$2.9	$1,178.7	$1,384.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In millions)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66.8	$24.7
Less: loss from discontinued operations, net of income tax	(0.5)	(0.2)
Income from continuing operations, net of income tax	67.3	24.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	15.8	16.1
Stock-based compensation	18.1	13.0
Amortization and write-off of debt issuance costs and debt discount	0.8	0.7
Deferred income taxes	1.2	—
Other	—	0.4
Changes in operating assets and liabilities, net of assets acquired
Accounts receivable, net	(52.4)	(10.7)
Inventories	(48.4)	(7.3)
Other assets	(6.4)	(5.0)
Accounts payable	45.5	15.4
Operating lease right-of-use assets and operating lease liabilities, net	(0.5)	0.8
Other liabilities and accrued expenses	(46.6)	(19.1)
Net cash from operating activities from continuing operations	(5.6)	29.2
Net cash from operating activities from discontinued operations	(0.4)	(0.3)
Net cash from operating activities	(6.0)	28.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term investments	(1.4)	(1.2)
Purchases of property and equipment	(36.6)	(13.9)
Net cash from investing activities	(38.0)	(15.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments	(3.8)	(3.8)
Purchase and retirement of common stock	(0.5)	(0.5)
Net payments related to stock-based awards	(40.6)	(9.1)
Net cash from financing activities	(44.9)	(13.4)

Effect of currency translation on cash, cash equivalents and restricted cash	(0.9)	0.5

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(89.8)	0.9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	791.2	722.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$701.4	$723.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Advanced Energy Industries, Inc., a Delaware corporation, and its consolidated subsidiaries (“we,” “us,” “our,” or “Advanced Energy”) provides highly engineered, critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell, and service precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment. Many of our products enable customers to reduce or optimize their energy consumption through increased power conversion efficiency, power density, power coupling, and process control across a wide range of applications.

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly Advanced Energy’s financial position as of March 31, 2026, and the results of our operations and cash flows for the three months ended March 31, 2026 and 2025.

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and other financial information filed with the SEC.

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

Significant Accounting Policies

Our accounting policies are described in Note 1. Summary of Operations and Significant Accounting Policies and Estimates to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

New Accounting Standards Adopted

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 permits the use of certain estimates and assumptions in developing forecasts used for determining expected credit losses on accounts receivable. We adopted this guidance on January 1, 2026, and it was not material to our consolidated financial statements.

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

NOTE 2.    REVENUE

Disaggregation of revenue

The following tables present additional information regarding our revenue:

Revenue by Market

	Three Months Ended March 31,
	2026	2025

	(in millions)
Semiconductor Equipment	$219.4	$222.2
Data Center Computing	194.2	96.2
Industrial and Medical	72.0	64.3
Telecom and Networking	25.4	21.9
Total	$511.0	$404.6

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue by Significant Countries

	Three Months Ended March 31,
	2026		2025

	(in millions)
United States	$142.5	27.9%	$144.2	35.7%
Mexico	133.0	26.0	41.7	10.3
All others	235.5	46.1	218.7	54.0
Total	$511.0	100.0%	$404.6	100.0%

We attribute revenue to individual countries based on the customer’s ship to location. Excluding the specific countries listed above, no individual country exceeded 10% of our total consolidated revenues during the periods presented.

Revenue by Category

	Three Months Ended March 31,
	2026	2025

	(in millions)
Product	$465.3	$360.2
Services and other	45.7	44.4
Total	$511.0	$404.6

Other revenue includes certain spare parts and products sold by our service group.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.    BALANCE SHEET INFORMATION

Accounts Receivable, Net

We record accounts receivable at net realizable value. Our accounts receivable, net balance on the Consolidated Balance Sheets was $376.7 million as of March 31, 2026. As of March 31, 2026 and December 31, 2025, expected credit losses related to receivables were $0.7 million and $0.6 million, respectively.

Inventories

We value inventories at the lower of cost or net realizable value, computed on a first-in, first-out basis. Components of inventories were as follows:

	March 31,	December 31,
	2026	2025

	(in millions)
Parts and raw materials	$362.7	$313.6
Work in process	31.5	27.3
Finished goods	64.5	70.3
Total	$458.7	$411.2

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

(in millions)
December 31, 2025	$7.2
Warranty expenditures	(0.4)
March 31, 2026	$6.8

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	March 31, 2026
	Gross Carrying	Accumulated	Net Carrying	Weighted-Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$101.5	$(79.3)	$22.2	6.5
Customer relationships	171.2	(89.3)	81.9	7.5
Trademarks and other	27.2	(18.9)	8.3	3.4
Total	$299.9	$(187.5)	$112.4	7.0

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Weighted-Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$101.8	$(78.2)	$23.6	6.6
Customer relationships	171.4	(86.3)	85.1	7.7
Trademarks and other	27.3	(18.3)	9.0	3.6
Total	$300.5	$(182.8)	$117.7	7.2

Amortization expense related to intangible assets is as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Amortization expense	$5.3	$5.5

Estimated future amortization expense related to intangibles is as follows:

Year Ending December 31,	(in millions)
2026 (remaining)	$14.8
2027	17.8
2028	16.6
2029	15.0
2030	13.4
Thereafter	34.8
Total	$112.4

The following table summarizes the changes in goodwill:

(in millions)
December 31, 2025	$300.8
Foreign currency translation and other	(0.6)
March 31, 2026	$300.2

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.    LEASES

Components of total operating lease cost were as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Operating lease cost	$6.6	$6.5
Short-term and variable lease cost	1.7	1.4
Total operating lease cost	$8.3	$7.9

Estimated future payments on our operating lease liabilities are as follows:

Year Ending December 31,	(in millions)
2026 (remaining)	$17.4
2027	22.2
2028	21.9
2029	18.2
2030	16.7
Thereafter	58.4
Total lease payments	154.8
Less: Interest	(39.9)
Present value of lease liabilities	$114.9

In addition to the above, we have a lease agreement with total payments of $8.9 million that commences in the third quarter of 2026 and extends through 2031.

The following tables present additional information about our lease agreements:

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (in years)	8.1	8.2
Weighted-average discount rate	6.3%	6.4%

	Three Months Ended March 31,
	2026	2025

	(in millions)
Cash paid for operating leases	$6.9	$6.3
Right-of-use assets obtained in exchange for operating lease liabilities	$8.4	$12.3

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. LONG-TERM DEBT

Long-term debt on our Consolidated Balance Sheets consists of the following:

	March 31,	December 31,
	2026	2025

	(in millions)
Convertible Notes due 2028, 2.5% interest	$575.0	$575.0
Less: debt discount	(6.8)	(7.5)
Net long-term debt	568.2	567.5
Less: current maturities	(568.2)	(567.5)
Net long-term debt	$—	$—

As of March 31, 2026, we were in compliance with the covenants under all debt agreements.

The following table summarizes interest expense related to our debt:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Interest expense	$3.6	$3.5
Amortization of debt issuance costs	0.8	0.7
Total interest expense related to debt	$4.4	$4.2

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

At the time of termination, no borrowings were outstanding under the prior credit agreement, and there have been no borrowings under the Credit Agreement to date. As of March 31, 2026, we had $600.0 million available on the Revolving Facility.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The remaining outstanding principal amount of the Convertible Notes, amounting to $568.2 million, net of unamortized issuance costs, was classified as current as of March 31, 2026. Pursuant to the indenture governing the Convertible Notes, because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on March 31, 2026 was greater than or equal to $179.76 on each applicable trading day, the holders have the right to surrender any portion of their Convertible Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending June 30, 2026, and only during such calendar quarter. We reassess the classification of the Convertible Notes at each quarterly reporting period, considering the trading price of our common stock relative to the conversion criteria. The redemption price is 100% of the principal amount plus accrued and unpaid interest.

The Convertible Notes mature on September 15, 2028, unless earlier repurchased, redeemed, or converted. Interest is payable semi-annually in arrears in March and September. Exclusive of any early conversion elections by the convertible noteholders, there are no scheduled debt maturities until 2028.We do not maintain a sinking fund.

Concurrent with the Convertible Notes issuance, we entered into hedges (“Note Hedges”) with respect to our common stock and sold warrants to purchase our common stock (“Warrants”). In combination, the Note Hedges and Warrants synthetically increase the initial conversion price on the Convertible Notes from $137.46 to $179.76, reducing the potential dilutive effect.

We use level 2 measurements to estimate the fair value of our debt. As of March 31, 2026 and December 31, 2025, we estimate the fair value of our Convertible Notes to be $1.3 billion and $951.1 million, respectively.

NOTE 7.    STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of, and changes in, accumulated other comprehensive income
(loss), net of income taxes.

	Foreign Currency Translation	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2024	$(22.3)	$10.5	$(11.8)
Other comprehensive income (loss) prior to reclassifications	4.5	—	4.5
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	(0.1)	—
Balance at March 31, 2025	$(17.7)	$10.4	$(7.3)

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Foreign Currency Translation	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2025	$(7.1)	$13.3	$6.2
Other comprehensive income (loss) prior to reclassifications	(3.2)	—	(3.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	(0.1)
Balance at March 31, 2026	$(10.3)	$13.2	$2.9

Amounts reclassified from accumulated other comprehensive income (loss) to the specific caption within the
Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,		To Caption on Consolidated
	2026	2025	Statements of Operations

	(in millions)
Foreign currency translation	$—	$(0.1)	Other expense, net
Defined employee benefit plan	0.1	0.1	Other expense, net
Total reclassifications	$0.1	$—

Earnings Per Share

The following table summarizes our earnings per share (“EPS”):

	Three Months Ended March 31,
	2026	2025

	(in millions, except per share amounts)
Income from continuing operations	$67.3	$24.9

Basic weighted-average common shares outstanding	37.7	37.6
Dilutive effect of Convertible Notes	2.2	—
Dilutive effect of Warrants	1.6	—
Dilutive effect of stock awards	0.7	0.5
Diluted weighted-average common shares outstanding	42.2	38.1

EPS from continuing operations
Basic EPS	$1.79	$0.66
Diluted EPS	$1.59	$0.65

Anti-dilutive shares not included above
Warrants	—	2.4

We compute basic earnings per share of common stock (“Basic EPS”) by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period.

See Note 7. Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our Convertible Notes, Note Hedges, and Warrants. For diluted earnings per share of common

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stock (“Diluted EPS”), we increase the weighted-average number of common shares outstanding during the period, as needed, to include the following:

●	Additional common shares that would have been outstanding if our outstanding stock awards had been converted to common shares using the treasury stock method. We exclude any stock awards that have an anti-dilutive effect;
●	Dilutive impact associated with the Convertible Notes using the if-converted method. The Convertible Notes are repayable in cash up to par value and in cash or shares of common stock for the excess over par value. When the stock price is lower than the strike price, there is no dilutive or anti-dilutive impact. When the stock price is higher than the initial strike price, there is a dilutive impact associated with the Convertible Notes. Prior to conversion, we do not consider the Note Hedges for purposes of Diluted EPS as their effect would be anti-dilutive. Upon conversion, we expect the Note Hedges to offset the dilutive effect of the Convertible Notes when the stock price is above $137.46 but below $179.76; and
●	Dilutive effect of the Warrants issued concurrently with the Convertible Notes using the treasury stock method. For all periods presented, the Warrants increased the weighted-average number of common shares outstanding because the average market price of our common stock exceeded the $179.76 exercise price of the Warrants.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share Repurchases

To repurchase shares of our common stock, we periodically enter into share repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended March 31,
	2026	2025

	(in millions, except share and per share amounts)
Amount paid or accrued to repurchase shares	$0.3	$0.9
Number of shares repurchased	1,500	9,636
Average repurchase price per share	$209.36	$94.26

There were no share repurchases from related parties during the three months ended March 31, 2026.

As of March 31, 2026, the remaining amount authorized by the Board of Directors (“our Board” or “the Board”) for future share repurchases was $166.6 million with no time limitation.

NOTE 8.     FAIR VALUE MEASUREMENTS

The following tables present information about our non-pension assets and liabilities measured at fair value on a recurring basis. We classify all items below within level 2 of the fair value hierarchy. See Note 6. Long-Term Debt for information regarding the fair value of our Convertible Notes.

		March 31,	December 31,
		2026	2025

Description	Balance Sheet Classification	(in millions)
Certificates of deposit	Other current assets	$0.2	$0.2
Foreign currency forward contracts	Other accrued expenses	$0.1	$0.1
Investments	Other assets	$17.3	$13.5
Deferred compensation liabilities	Other liabilities	$17.7	$13.4

NOTE 9.    DERIVATIVE FINANCIAL INSTRUMENTS

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

As of March 31, 2026 and December 31, 2025, we had $73.2 million and $60.5 million, respectively, of foreign currency forward contracts outstanding.

See Note 8. Fair Value Measurements for information regarding fair value of derivative instruments.

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

NOTE 10.    RESTRUCTURING, ASSET IMPAIRMENTS, AND OTHER CHARGES

Details of restructuring, asset impairments, and other charges are as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Restructuring	$2.0	$0.6
Other charges	0.6	0.6
Total restructuring, asset impairments, and other charges	$2.6	$1.2

Restructuring

We have the following restructuring plans in process. The amounts incurred as a result of the approved actions are estimates, and actual results may differ, which could result in incremental restructuring charges in future periods.

2026 Plan

In 2026, we reorganized our Global Sales, Marketing and Operations team to meet our current and future needs including geographic needs (the “2026 Plan”). We expect these activities to conclude in 2026 and do not expect to incur significant additional charges.

2025 Plan

During the second quarter of 2025, we approved actions related to consolidating our research and development, sales, and administrative functions in connection with our manufacturing and footprint consolidation (the “2025 Plan”). We expect these actions to be substantially complete during 2027 and do not expect to incur significant additional charges.

2024 Plan

In 2024, we approved actions in furtherance of our manufacturing consolidation initiatives intended to optimize our manufacturing footprint and cost structure, including the closure of our Zhongshan, China manufacturing facility (the “2024 Plan”). Manufacturing operations in Zhongshan ceased during the second quarter of 2025. Final closure activities are in progress and expected to conclude in 2026. During the quarter, we recognized expenses of $0.5 million related to these actions and may incur additional charges to complete the closure.

2023 Plan

In 2023, we approved a plan intended to optimize and further consolidate our manufacturing operations and functional support groups as well as a general reduction-in-force to align our expenses to revenue levels (the “2023 Plan”). We expect final activities to conclude in the first quarter of 2027 and do not expect to incur significant additional charges.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in restructuring liabilities were as follows:

	2026 Plan	2025 Plan	2024 Plan	2023 Plan	Total

	(in millions)
December 31, 2025	$—	$4.5	$3.4	$3.2	$11.1
Costs incurred and charged to expense	1.4	—	0.5	0.1	2.0
Costs paid	—	(0.2)	(1.4)	(0.5)	(2.1)
March 31, 2026	$1.4	$4.3	$2.5	$2.8	$11.0

The above restructuring liability of $11.0 million is comprised of $6.6 million in other accrued expenses and $4.4 million in other long-term liabilities on our Consolidated Balance Sheets.

	Cumulative Cost Through
	March 31, 2026
	2026 Plan	2025 Plan	2024 Plan	2023 Plan	Total

	(in millions)
Severance and related charges	$1.4	$4.7	$31.2	$16.0	$53.3
Facility relocation and closure charges	—	—	0.1	—	0.1
Total restructuring charges	$1.4	$4.7	$31.3	$16.0	$53.4

Other Charges

Other charges relate to personnel transition costs and costs related to organizational restructuring activities of our legal entities.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11.    STOCK-BASED COMPENSATION

The Compensation Committee of our Board administers our stock plans. As of March 31, 2026, we have two active stock-based incentive compensation plans: the Amended and Restated 2023 Omnibus Incentive Plan (the “2023 Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). We issue all new equity compensation grants under the 2023 Incentive Plan. Outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. We do not have material outstanding stock option awards.

The 2023 Incentive Plan provides for the grant of awards including stock options, stock appreciation rights, performance stock units, performance units, stock, restricted stock, restricted stock units, and cash incentive awards.

The following table summarizes information related to our stock-based incentive compensation plans:

March 31, 2026
(in millions)
Shares available for future issuance under the 2023 Incentive Plan	1.2
Shares available for future issuance under the ESPP	0.5

Stock-Based Compensation Expense

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. During the three months ended March 31, 2026, stock-based compensation expense included $0.9 million related to the acquisition of Airity Technologies, Inc. in June 2024. Stock-based compensation was as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Stock-based compensation expense	$18.1	$13.0

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

Changes in our RSUs were as follows:

	Three Months Ended March 31, 2026
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
	(in millions)
RSUs outstanding at beginning of period	1.0	$111.72
RSUs granted	0.3	$281.24
RSUs vested	(0.4)	$105.93
RSUs forfeited	(0.1)	$116.88
RSUs outstanding at end of period	0.8	$170.34

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSUs that vested during the period were higher than RSUs granted due to performance of our stock price.

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

The following table summarizes information regarding the rabbi trust’s assets and liabilities:

		March 31,	December 31,
		2026	2025

Description	Balance Sheet Classification	(in millions)
Investments	Other assets	$17.3	$13.5
Deferred compensation liabilities	Other liabilities	$17.7	$13.4
Stock awards elected for deferral	Temporary equity	$18.2	$7.8
Company shares of common stock	Stockholders' equity	$14.8	$2.6

NOTE 12.    INCOME TAX

The following table summarizes tax provision and the effective tax rate for our income from continuing operations:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Income from continuing operations, before income tax	$70.0	$29.9
Income tax provision	$2.7	$5.0
Effective tax rate	3.9%	16.7%

Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate as of March 31, 2026 is lower than the same period in 2025 primarily due to excess tax benefits recognized from stock-based compensation.

As of March 31, 2026, certain countries in which the Company operates have implemented or are in the process of implementing the Pillar II minimum global effective tax rate regime as put forth by the Organization for Economic Cooperation and Development (“OECD”). Specifically, the OECD released prospective “Side-by-Side” guidance in

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

early 2026 which is generally beneficial to U.S. parented organizations, but will require adoption by member countries to implement. As countries continue to make revisions to legislation and release additional guidance with respect to the global minimum tax, we continue to monitor and evaluate potential cash tax expense and associated impacts to the effective tax rate in the jurisdictions in which the Company operates.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of elective tax law items available in 2025 and prescribed tax law changes in 2026, was signed into law in the United States. The Company has reflected the impact of the OBBB’s elective tax law items in its financial statements for the period ending March 31, 2026. The OBBB is expected to have an overall positive effect on the GAAP and non-GAAP effective tax rate of the Company, benefiting from revisions to foreign-derived intangible income (FDII) and the foreign tax credit rules.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

We are involved in disputes and legal actions arising in the normal course of our business. While we currently believe that the amount of any ultimate loss would not be material to our financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate loss could have a material adverse effect on our financial position or reported results of operations. An unfavorable decision in intellectual property litigation also could require material changes in production processes and products or result in our inability to ship products or components found to have violated third party intellectual property rights. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred, and the amount of such loss can be reasonably estimated. We are not currently a party to any other legal action that we believe would have a material adverse impact on our business, financial condition, results of operations or cash flows.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER DISCLOSURES

Certain of our cash and non-cash activities were as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Non-cash investing activities:
Capital expenditures in accounts payable and other accrued expenses	$36.4	$14.6
Cash paid for:
Interest	$7.2	$7.2
Income taxes	$4.8	$2.9
Cash received from income taxes	$2.2	$1.1
Restricted cash (in Other current assets)	$1.9	$-

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2026 (the “2025 Form 10-K”).

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

Risks and uncertainties to which our forward-looking statements are subject include:

●	volatility and cyclicality, economic conditions, and business fluctuations in the industries in which we compete;
●	risks associated with availability and price of certain semiconductor and other components which may be in limited supply relative to global demand;
●	risks related to global economic and political conditions, such as the impact of tariffs and export regulations, escalating global conflicts on macroeconomic conditions, including recent developments in the Middle East, economic uncertainty, market volatility, rising interest rates, inflation, lack of growth in our markets, fluctuations in commodity prices and currency exchange rates, or recession;
●	our ability to achieve design wins with new and existing customers;
●	our ability to accurately forecast and meet customer demand;
●	risks associated with scaling our manufacturing capacity and securing sufficient critical components to meet customer demand;
●	pricing pressure from customers and competitors;
●	concentration of our customer base;
●	risks associated with potential breach of our information security measures— either external breach or internal data theft;
●	difficulties with the implementation of our enterprise resource planning and other enterprise-wide information technology system applications;
●	our loss of or inability to attract and retain key personnel;
●	risks associated with our manufacturing footprint optimization and movement of manufacturing locations for certain products;

●	disruptions to our manufacturing operations or those of our customers or suppliers;
●	our ability to successfully identify, close, integrate and realize anticipated benefits from our acquisitions or divestitures;
●	quality issues, unanticipated costs in fulfilling our warranty obligations or adequacy of our warranty reserves, claims outside of warranty, or product liability claims;
●	our ability to enforce, protect and maintain our proprietary technology and intellectual property rights and avoid claims alleging infringement of the intellectual property rights of others;
●	legal matters, claims, investigations, and proceedings;
●	changes to tax laws and regulations or our tax rates;
●	changes to and maintaining compliance with U.S. federal, state, local and foreign regulations, including with respect to trade compliance, privacy and data protection, supply chain, and environmental, health and safety regulation;
●	effect of our debt obligations and restrictive covenants on our ability to operate our business;
●	risks related to our unfunded pension obligations;
●	our estimates of the fair value of intangible assets;
●	the potential impact of dilution and counterparty default risk related to our convertible debt, hedge, and warrant transactions;
●	risks relating to ownership of our common stock; and
●	the risks and uncertainties described in Part I, Item 1A in the 2025 Form 10-K.

These risks and uncertainties could cause actual results to differ materially and adversely from those expressed in any forward-looking statements, and readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update any forward-looking statements or provide reasons why our actual results may differ.

BUSINESS AND MARKET OVERVIEW

Company Overview

Advanced Energy provides highly engineered, critical, precision power conversion, measurement, and control solutions to our global customers. We design, manufacture, sell, and service precision power products that transform, refine, and modify the raw electrical power coming from either the utility or the building facility and convert it into various types of highly controllable, usable power that is predictable, repeatable, and customizable to meet the necessary requirements for powering a wide range of complex equipment. Many of our products enable customers to reduce or optimize their energy consumption through increased power conversion efficiency, power density, power coupling, and process control across a wide range of applications.

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

End Markets Summary and Trends

We continue to monitor developments related to tariffs and trade policy, including recent court rulings affecting certain U.S. tariffs. While the tariff impact was not material to our results, we remain focused on potential governmental responses and development of potential future recoveries to adjust our mitigation strategies with our customers. In addition, heightened geopolitical instability, including the conflicts in the Middle East, has contributed to volatility in energy markets, disruptions to global shipping, and broader macroeconomic uncertainty. Increased demand relative to supply for AI-related equipment and semiconductors is extending lead times and increasing prices of certain components, impacting both timing of some customer demand and many of our suppliers. We continue to take actions to procure strategic supply of materials and recover increased costs through pricing actions. While these factors were not material to our results in the current quarter, they could become material in future periods and adversely affect our costs such as higher energy and supply chain costs, as well as negatively impact our ability to sell our products and provide services.

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

The Semiconductor Equipment market continues to be driven by demand for leading-edge devices in logic and memory used in AI applications, partially offset by lower trailing-edge demand due to capacity underutilization, particularly in China, U.S. export restrictions to China, and the impact of tariffs. However, end market conditions started to improve in the fourth quarter of 2025. We expect these improving conditions to continue in 2026 and to accelerate demand for our products in the remainder of the year.

Data Center Computing Market

The Data Center Computing market is being driven by the rapid growth of AI and related investments. The accelerated power rating of next-generation AI processors and increased density of AI processors in IT racks have significantly increased the power requirements for AI-based servers and racks which, in turn, increased the importance of high power efficiency, density, and reliability for server rack power solutions.

Our products are designed into data center server and storage systems and are also used by cloud service providers and their partners in their custom designed server racks and power shelves.

Due to increased investments in AI applications by leading hyperscale customers, along with adoption of our next-generation high-power solutions, revenue in the Data Center Computing market more than doubled in the first quarter of 2026 compared to the same quarter in the previous year.

We expect these trends to continue supporting healthy demand in the remainder of the year.

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

We believe that the Industrial and Medical market began to recover starting in the second quarter of 2025 following a major industry downturn as a result of macroeconomic conditions and supply chain disruptions from prior years. The recovery continued in the first quarter of 2026 compared to the same quarter in the previous year. In addition, we expect demand to continue to improve in the remainder of 2026, paced by overall economic conditions.

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

End demand in the Telecom and Networking market remained stable in 2025. Revenue in the first quarter of 2026 increased primarily due to growth in AI-related applications. We expect this trend to continue for the remainder of the year.

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

The following table sets forth certain data derived from our Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026		2025

	(in millions)
Revenue	$511.0	100.0%	$404.6	100.0%
Gross profit	200.9	39.3	150.5	37.2
Operating expenses	132.6	25.9	119.9	29.6
Operating income from continuing operations	68.3	13.4	30.6	7.6
Interest income	5.8	1.1	6.9	1.7
Interest expense	(4.1)	(0.8)	(4.2)	(1.0)
Other expense, net	—	—	(3.4)	(0.8)
Income from continuing operations, before income tax	70.0	13.7	29.9	7.4
Income tax provision	2.7	0.5	5.0	1.2
Income from continuing operations	$67.3	13.2%	$24.9	6.2%

Revenue

The following tables summarize net sales and percentages of net sales by markets:

	Three Months Ended March 31,				Change 2026 v. 2025
	2026		2025		Dollar	Percent

	(in millions)
Semiconductor Equipment	$219.4	42.9%	$222.2	54.9%	$(2.8)	(1.3)%
Industrial and Medical	72.0	14.1	64.3	15.9	7.7	12.0%
Data Center Computing	194.2	38.0	96.2	23.8	98.0	101.9%
Telecom and Networking	25.4	5.0	21.9	5.4	3.5	16.0%
Total	$511.0	100.0%	$404.6	100.0%	$106.4	26.3%

Revenue by Market

Semiconductor Equipment revenue for the three months ended March 31, 2026 was relatively flat as compared to the same period in the prior year, but increased sequentially from the fourth quarter on strengthening demand.

The increase in Data Center Computing revenue was due to increased AI investments by leading hyperscale customers and growth associated with design wins secured previously.

The increase in Industrial and Medical revenue was primarily due to recovery in the end markets as a result of ongoing customer inventory rebalancing and an improved demand environment.

The increase in Telecom and Networking revenue was primarily driven by growth in AI-related applications.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change 2026 v. 2025
	2026	2025	Dollar	Percent

	(in millions)
Gross profit	$200.9	$150.5	$50.4	33.5%
Gross margin	39.3%	37.2%

The increase in gross profit was largely due to an increase in revenue and manufacturing cost improvements. Gross margin improved mainly due to the impact of higher volume, and approximately 60 basis points resulting from manufacturing cost reduction programs, partially offset by the impact of tariffs during the three months ended March 31, 2026.

Operating Expenses

The following table summarizes our operating expenses and as a percentage of revenue:

	Three Months Ended March 31,
	2026		2025

	(in millions)
Research and development	$62.4	12.2%	$54.2	13.4%
Selling, general, and administrative	62.3	12.2	59.0	14.6
Amortization of intangible assets	5.3	1.0	5.5	1.4
Restructuring, asset impairments, and other charges	2.6	0.5	1.2	0.3
Total operating expenses	$132.6	25.9%	$119.9	29.6%

Research and Development

The increase in research and development expense was driven by higher compensation costs related to stock-based compensation and annual merit increases, and higher engineering program and materials costs compared to the same period in the prior year.

Selling, General and Administrative

The increase in selling, general, and administrative expense was mainly due to higher compensation costs including stock-based compensation and annual merit increases.

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

Interest Income, Interest Expense, and Other Expense, Net

We experienced a decrease in interest income caused by lower cash balances.

Other expense, net consists primarily of foreign exchange gains and losses and other miscellaneous items. For the three months ended March 31, 2026, we had a $3.4 million improvement in other expense, net compared to the same period in the prior year primarily as a result of foreign exchange gains.

Interest expense remained relatively flat compared to the same period in prior year. See Note 6. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for information regarding our debt.

Income Tax Provision

The following table summarizes tax provision and the effective tax rate for our income from continuing operations:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Income from continuing operations, before income tax	$70.0	$29.9
Income tax provision	$2.7	$5.0
Effective tax rate	3.9%	16.7%

Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate as of March 31, 2026 is lower than the same period in 2025 primarily due to excess tax benefits recognized from stock-based compensation.

As of March 31, 2026, certain countries in which the Company operates have implemented or are in the process of implementing the Pillar II minimum global effective tax rate regime as put forth by the Organization for Economic Cooperation and Development (“OECD”). Specifically, the OECD released prospective “Side-by-Side” guidance in early 2026 which is generally beneficial to U.S. parented organizations, but will require adoption by member countries to implement. As countries continue to make revisions to legislation and release additional guidance with respect to the global minimum tax, we continue to monitor and evaluate potential cash tax expense and associated impacts to the effective tax rate in the jurisdictions in which the Company operates.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of elective tax law items available in 2025 and prescribed tax law changes in 2026, was signed into law in the United States. The Company has reflected the impact of the OBBB’s elective tax law items in its financial statements for the period ending March 31, 2026. The OBBB is expected to have an overall positive effect on the GAAP and non-GAAP effective tax rate of the Company, benefiting from revisions to foreign-derived intangible income (FDII) and the foreign tax credit rules.

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

Reconciliation of non-GAAP measures
Non-GAAP gross profit, gross margin, operating expenses,	Three Months Ended March 31,
operating income, and operating margin	2026	2025

	(in millions)
Gross profit from continuing operations, as reported	$200.9	$150.5
Adjustments to gross profit:
Stock-based compensation	1.5	1.1
Facility, infrastructure, and other transition costs	2.4	1.8
Non-GAAP gross profit	204.8	153.4

GAAP gross margin	39.3%	37.2%
Non-GAAP gross margin	40.1%	37.9%

Operating expenses from continuing operations, as reported	132.6	119.9
Adjustments:
Amortization of intangible assets	(5.3)	(5.5)
Stock-based compensation	(16.6)	(11.9)
Acquisition-related costs	(0.2)	(1.0)
Facility, infrastructure, and other transition costs	(0.9)	(1.7)
Restructuring, asset impairments, and other charges	(2.6)	(1.2)
Non-GAAP operating expenses	107.0	98.6
Non-GAAP operating income	$97.8	$54.8

Operating income, as reported	$68.3	$30.6
Adjustments to gross profit	3.9	2.9
Adjustments to operating expenses	25.6	21.3
Non-GAAP operating income	$97.8	$54.8

Income from continuing operations, as reported	$67.3	$24.9
GAAP operating margin	13.4%	7.6%
Non-GAAP operating margin	19.1%	13.5%

Reconciliation of non-GAAP measure	Three Months Ended March 31,
Non-GAAP income, net of income tax	2026	2025

	(in millions)
Income from continuing operations, net of income tax	$67.3	$24.9
Adjustments:
Amortization of intangible assets	5.3	5.5
Acquisition-related costs	0.2	1.0
Facility, infrastructure, and other transition costs	3.3	3.5
Restructuring, asset impairments, and other charges	2.6	1.2
Unrealized foreign currency loss (gain)	(1.9)	1.6
Stock-based compensation	18.1	13.0
Tax effect of non-GAAP adjustments, including certain discrete tax benefits	(11.5)	(3.8)
Non-GAAP income, net of income tax	$83.4	$46.9

Reconciliation of non-GAAP measure	Three Months Ended March 31,
Non-GAAP diluted weighted-average common shares	2026	2025

	(in millions)
Diluted weighted-average common shares outstanding	42.2	38.1
Dilutive effect of convertible notes	(2.2)	—
Non-GAAP diluted weighted-average common shares outstanding	40.0	38.1

Reconciliation of non-GAAP measure	Three Months Ended March 31,
Non-GAAP earnings per share	2026	2025
Diluted earnings per share from continuing operations, as reported	$1.59	$0.65
Add back:
Per share impact of non-GAAP adjustments, net of tax	0.50	0.58
Non-GAAP earnings per share	$2.09	$1.23

Reconciliation of non-GAAP measure	Three Months Ended March 31,
Non-GAAP provision for income taxes	2026	2025

	(in millions)
Provision for income taxes, as reported	$2.7	$5.0
Adjustment:
Non-GAAP items and other discrete tax items excluding stock-based compensation	7.7	1.1
Tax effect of stock-based compensation	3.8	2.7
Non-GAAP provision for income taxes	$14.2	$8.8

Reconciliation of non-GAAP measure	Three Months Ended March 31,
Non-GAAP income before income taxes	2026	2025

	(in millions)
Income from continuing operations, before income tax	$70.0	$29.9
Adjustments:
Amortization of intangible assets	5.3	5.5
Stock-based compensation	18.1	13.0
Acquisition-related costs	0.2	1.0
Facility, infrastructure, and other transition costs	3.3	3.5
Restructuring, asset impairments, and other charges	2.6	1.2
Unrealized foreign currency loss (gain)	(1.9)	1.6
Non-GAAP income before income taxes	$97.6	$55.7
Effective tax rate, as reported	3.9%	16.7%
Non-GAAP effective tax rate	14.5%	15.8%

Liquidity and Capital Resources

Liquidity

Adequate liquidity and cash generation are important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity continue to be our available cash, cash generated from operations, and available borrowing capacity under the Revolving Facility (defined in Note 6. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements”).

As of March 31, 2026, our cash and cash equivalents totaled $699.5 million, while our available funding under our undrawn Revolving Facility was $600.0 million. We believe our sources of liquidity will be adequate to meet operational needs, including capital expenditures, as well as anticipated debt service, share repurchase programs, dividends, and strategic investments.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures to reflect the current market conditions and our projected revenue and demand. Our capital expenditures are primarily directed towards manufacturing and operations and can materially influence our available cash for other initiatives. In the past year and through the first quarter, our capital expenditures increased as we are investing in our factories to expand capacity and in our new ERP system. In addition, we may seek additional debt or equity financing from time to time; however, such additional financing may not be available on acceptable terms, if at all.

Debt

See Note 6. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for information regarding the Credit Agreement.

As of March 31, 2026, our only outstanding debt is the $575.0 million Convertible Notes, which mature on September 15, 2028 and carry a 2.5% interest rate. Should we have future borrowings under our Term Loan Facility or Revolving Facility, those borrowings would be subject to a variable rate.

As of March 31, 2026, our common stock traded above the conversion price for at least 20 trading days during a 30 consecutive trading-day period, which resulted in the Convertible Notes becoming convertible at the option of the holders and presented as current debt. Exclusive of any early conversion elections by the convertible noteholders, there are no scheduled debt maturities until 2028. See Note 7. Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding the Convertible Notes.

As of March 31, 2026, no amounts were outstanding under the Revolving Facility, and we had $600.0 million in available funding. In addition to the available capacity on the Revolving Facility, prior to the maturity date of the Credit Agreement, we may request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million. Any requested increase is subject to lender approval.

Dividends

During the three months ended March 31, 2026, we paid quarterly cash dividends of $0.10 per share, totaling $3.8 million. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchases

During the three months ended March 31, 2026, we repurchased $0.3 million of our common stock.

Cash Flows

A summary of our cash from operating, investing, and financing activities is as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Net cash from operating activities from continuing operations	$(5.6)	$29.2
Net cash from operating activities from discontinued operations	(0.4)	(0.3)
Net cash from operating activities	(6.0)	28.9
Net cash from investing activities	(38.0)	(15.1)
Net cash from financing activities	(44.9)	(13.4)
Effect of currency translation on cash, cash equivalents and restricted cash	(0.9)	0.5
Net change in cash, cash equivalents and restricted cash	(89.8)	0.9
Cash, cash equivalents and restricted cash, beginning of period	791.2	722.1
Cash, cash equivalents and restricted cash, end of period	$701.4	$723.0

Operating Activities

Net cash used in continuing operations for the three months ended March 31, 2026 was $5.6 million, as compared to cash from continuing operations of $29.2 million for the same period in the prior year. The $34.8 million decrease was primarily driven by increases in accounts receivable as a result of higher revenue and increased inventories to support anticipated future demand partially offset by increased accounts payable. In addition, accrued expenses decreased primarily due to the timing of incentive compensation payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $38.0 million primarily due to $36.6 million in purchases of property and equipment, which was largely driven by continued investments in our manufacturing footprint and capacity, our new ERP system, and investments in other capabilities across multiple sites.

Net cash used in investing activities for the three months ended March 31, 2025 was $15.1 million primarily due to $13.9 million in purchases of property and equipment, which was largely driven by investments in our manufacturing footprint and capacity, and $1.2 million in purchases of investments.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $44.9 million and included $0.5 million for repurchase of common stock, $40.6 million in net payments related to stock-based award activities, and $3.8 million for dividend payments.

Net cash used in financing activities for the three months ended March 31, 2025 was $13.4 million and included $3.8 million for dividend payments, $0.5 million for repurchase of common stock, and $9.1 million in net payments related to stock-based award activities.

Effect of Currency Translation on Cash

During the three months ended March 31, 2026, foreign currency translation had a minimal impact on cash. See “Foreign Currency Exchange Rate Risk” in Part I, Item 3 for more information.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1. Summary of Operations and Significant Accounting Policies and Estimates to the consolidated financial statements in the 2025 Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Our critical accounting estimates, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2025 Form 10-K, include assessing excess and obsolete inventories, accounting for income taxes, and estimates for the valuation of assets and liabilities acquired in business combinations.

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

See “Risk Factors” set forth in Part I, Item 1A of the 2025 Form 10-K and Part II of this report, for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2025.

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

Interest Rate Risk

At the present time, a change in interest rates does not have an impact upon our future earnings and cash flow because our only outstanding debt is the Convertible Notes, which carry a fixed 2.5% interest rate. However, increases in interest rates could impact our decision to borrow under the Credit Agreement, our ability to refinance existing maturities, and our ability to acquire additional debt on favorable terms.

For more information see Note 6. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements.”

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

ITEM 1A.     RISK FACTORS

Information concerning our risk factors is contained in Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K. The risks described in the 2025 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K.

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

We repurchased 1,500 shares during the first quarter of 2026. At March 31, 2026, the remaining amount authorized by the Board of Directors for future share repurchases was $166.6 million with no time limitation. All purchases were made pursuant to a previously announced plan.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

	(in millions, except share and price per share data)
January	1,500	$209.36	1,500	$166.6
February	—	$—	—	$166.6
March	—	$—	—	$166.6
Total	1,500		1,500

(1) On August 3, 2022, we announced that our Board approved an increase to the authorized amount under the existing share repurchase program by $97.6 million to $200.0 million, with no time limitation.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

None

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, except as described below, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K). The following table summarizes the terms of the Rule 10b5-1 trading arrangements adopted:

Name and Title	Date of Adoption	Duration of the Trading Arrangement (1)	Aggregate Number of Shares to be Sold
Anne T. DelSanto Director	March 13, 2026	Until July 6, 2027 or such earlier date upon which all transactions are completed	Up to 3,225

(1) The Rule 10b5-1 trading arrangement also provides for termination prior to the above-listed expiration date following the occurrence of certain events, such as public announcement of a tender offer, exchange offer, or certain merger and acquisition, reorganization, or recapitalization transactions or the bankruptcy, insolvency, or death of the adopting person.

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

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	May 4, 2026	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President

/s/ Bernard R. Colpitts, Jr.
Bernard Colpitts, Jr.
Chief Accounting Officer and Controller