Form 10-Q
period 2026-06-30
ADVANCED ENERGY INDUSTRIES INC
filed 2026-08-03
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 29, 2026, there were 40,050,442 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,396.5	$791.2
Accounts receivable, net	403.6	325.2
Inventories	538.1	411.2
Other current assets	72.7	46.3
Total current assets	2,410.9	1,573.9
Property and equipment, net	322.6	272.8
Operating lease right-of-use assets	100.9	98.1
Other assets	185.4	182.5
Intangible assets, net	107.2	117.7
Goodwill	299.8	300.8
TOTAL ASSETS	$3,426.8	$2,545.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316.3	$224.1
Accrued payroll and employee benefits	69.8	93.0
Other accrued expenses	85.0	78.1
Customer deposits and other	14.0	12.7
Current portion of long-term debt	135.6	567.5
Current portion of operating lease liabilities	15.4	15.8
Total current liabilities	636.1	991.2
Long-term debt, net	1,128.6	—
Operating lease liabilities	97.4	95.7
Defined employee benefit pension plan	48.5	49.4
Other long-term liabilities	39.1	38.9
Total liabilities	1,949.7	1,175.2

Deferred compensation	21.0	7.8
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 70.0 shares authorized; 40.0 and 37.8 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock associated with deferred compensation plan	(14.4)	(2.6)
Additional paid-in capital	243.8	230.6
Accumulated other comprehensive income	0.7	6.2
Retained earnings	1,226.0	1,128.6
Total stockholders' equity	1,456.1	1,362.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,426.8	$2,545.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$574.1	$441.5	$1,085.1	$846.1
Cost of revenue	338.0	278.1	648.1	532.2
Gross profit	236.1	163.4	437.0	313.9

Operating expenses:
Research and development	65.0	59.0	127.4	113.2
Selling, general, and administrative	69.4	60.2	131.7	119.2
Amortization of intangible assets	5.2	5.6	10.5	11.1
Restructuring, asset impairments, and other charges	1.4	7.0	4.0	8.2
Total operating expenses	141.0	131.8	273.6	251.7
Operating income	95.1	31.6	163.4	62.2

Interest income	8.2	6.6	14.0	13.5
Interest expense	(3.3)	(4.2)	(7.4)	(8.4)
Loss on induced conversion of debt	(31.8)	—	(31.8)	—
Other expense, net	(1.6)	(4.7)	(1.6)	(8.1)
Income from continuing operations, before income tax	66.6	29.3	136.6	59.2
Income tax provision	12.1	3.8	14.8	8.8
Income from continuing operations	54.5	25.5	121.8	50.4
Loss from discontinued operations, net of income tax	(0.4)	(0.3)	(0.9)	(0.5)
Net income	$54.1	$25.2	$120.9	$49.9

Basic weighted-average common shares outstanding	38.9	37.6	38.3	37.6
Diluted weighted-average common shares outstanding	42.3	37.8	42.3	38.0

Earnings (loss) per share:
Continuing operations:
Basic earnings per share	$1.40	$0.68	$3.18	$1.34
Diluted earnings per share	$1.29	$0.67	$2.88	$1.33
Discontinued operations:
Basic loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Net income:
Basic earnings per share	$1.39	$0.67	$3.16	$1.33
Diluted earnings per share	$1.28	$0.67	$2.86	$1.31

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$54.1	$25.2	$120.9	$49.9
Other comprehensive income (loss), net of income tax
Foreign currency translation	(2.0)	16.2	(5.2)	20.8
Defined employee benefit plan	(0.2)	(0.1)	(0.3)	(0.2)
Comprehensive income	$51.9	$41.3	$115.4	$70.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders' Equity

(In millions, except per share amounts)

	Common Stock
			Common Stock		Accumulated
			Associated with	Additional	Other		Total
			Deferred	Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Compensation Plan	Capital	Income (Loss)	Earnings	Equity
Balances, December 31, 2024	37.7	$—	$(0.9)	$189.1	$(11.8)	$1,026.7	$1,203.1
Stock issued from equity plans	0.2	—	—	(9.1)	—	—	(9.1)
Stock-based compensation	—	—	—	11.6	—	—	11.6
Share repurchases	—	—	—	—	—	(0.9)	(0.9)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.8)	(3.8)
Other comprehensive income	—	—	—	—	4.5	—	4.5
Deferred compensation	—	—	—		—	0.2	0.2
Common shares issued to deferred compensation plan	—	—	(1.7)	1.7	—	—	—
Net income	—	—	—	—	—	24.7	24.7
Balances, March 31, 2025	37.9	—	(2.6)	193.3	(7.3)	1,046.9	1,230.3
Stock issued from equity plans	0.1	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	—	12.2	—	—	12.2
Share repurchases	(0.3)	—	—	(1.4)	—	(21.4)	(22.8)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.9)	(3.9)
Other comprehensive income	—	—	—	—	16.1	—	16.1
Deferred compensation	—	—	—	—	—	(0.9)	(0.9)
Net income	—	—	—	—	—	25.2	25.2
Balances, June 30, 2025	37.7	$—	$(2.6)	$205.2	$8.8	$1,045.9	$1,257.3

Balances, December 31, 2025	37.8	$—	$(2.6)	$230.6	$6.2	$1,128.6	$1,362.8
Stock issued from equity plans	0.2	—	—	(40.6)	—	—	(40.6)
Stock-based compensation	—	—	—	13.0	—	—	13.0
Share repurchases	—	—	—	—	—	(0.3)	(0.3)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.8)	(3.8)
Other comprehensive loss	—	—	—	—	(3.3)	—	(3.3)
Deferred compensation	—	—	—	—	—	(12.6)	(12.6)
Common shares issued to deferred compensation plan, net	—	—	(12.2)	14.6	—	—	2.4
Net income	—	—	—	—	—	66.8	66.8
Balances, March 31, 2026	38.0	—	(14.8)	217.6	2.9	1,178.7	1,384.4
Stock issued from equity plans	—	—	—	1.5	—	—	1.5
Stock-based compensation	—	—	—	18.1	—	—	18.1
Dividends declared ($0.10 per share)	—	—	—	—	—	(4.1)	(4.1)
Other comprehensive loss	—	—	—	—	(2.2)	—	(2.2)
Deferred compensation	—	—	—	—	—	(2.7)	(2.7)
Common shares issued to deferred compensation plan, net	—	—	0.4	0.8	—	—	1.2
Induced conversion of 2028 Notes (Note 6)	2.0	—	—	14.5	—	—	14.5
Partial unwind of Note Hedges and Warrants – 2028 Notes	—	—	—	44.6	—	—	44.6
Premiums paid for Capped Call – 2031 Notes	—	—	—	(69.0)	—	—	(69.0)
Tax impact of 2031 Notes	—	—	—	15.7	—	—	15.7
Net income	—	—	—	—	—	54.1	54.1
Balances, June 30, 2026	40.0	$—	$(14.4)	$243.8	$0.7	$1,226.0	$1,456.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In millions)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120.9	$49.9
Less: loss from discontinued operations, net of income tax	(0.9)	(0.5)
Income from continuing operations, net of income tax	121.8	50.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	32.3	31.7
Stock-based compensation	39.5	26.6
Amortization of debt issuance costs and debt discount	2.1	1.6
Loss on induced conversion of debt	31.8	—
Deferred income taxes	1.4	0.5
Impairment charge on long-lived assets	0.5	1.6
Other	(0.3)	(0.5)
Changes in operating assets and liabilities, net of assets acquired
Accounts receivable, net	(79.9)	(34.9)
Inventories	(128.3)	(32.6)
Other assets	(20.9)	(3.9)
Accounts payable	92.5	49.7
Operating lease right-of-use assets and operating lease liabilities, net	(1.5)	3.2
Other liabilities and accrued expenses	(11.0)	(17.7)
Net cash from operating activities from continuing operations	80.0	75.7
Net cash from operating activities from discontinued operations	(1.0)	(1.6)
Net cash from operating activities	79.0	74.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term investments	(1.4)	(1.6)
Purchases of property and equipment	(86.1)	(42.0)
Net cash from investing activities	(87.5)	(43.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(0.1)	(1.9)
Dividend payments	(7.9)	(7.7)
Payment of acquisition holdback	—	(1.5)
Purchase and retirement of common stock	(0.5)	(23.7)
Net payments related to stock-based awards	(39.1)	(8.0)
Proceeds from issuance of 2031 Notes, net	1,129.3	—
Premiums paid for Capped Call – 2031 Notes	(69.0)	—
Payments related to induced conversion – 2028 Notes	(440.5)	—
Proceeds from Note Hedges and Warrants unwind – 2028 Notes	44.6	—
Net cash from financing activities	616.8	(42.8)

Effect of currency translation on cash, cash equivalents and restricted cash	(1.0)	3.7

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	607.3	(8.6)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	791.2	722.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$1,398.5	$713.5

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly Advanced Energy’s financial position as of June 30, 2026, and the results of our operations and cash flows for the three and six months ended June 30, 2026 and 2025.

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

New Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, will not have a material impact on the consolidated financial statements upon adoption.

New Accounting Standards Adopted

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470‑20): Induced Conversions of Convertible Debt Instruments,” which improves the relevance and consistency in the application of the induced conversion guidance in Subtopic 470-20. ASU 2024-04 clarifies whether entities should apply extinguishment accounting or induced conversion accounting when recording the settlement of convertible debt instruments due to an induced conversion. The amendments are effective for fiscal years beginning after December 15,

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2025, including interim periods within those fiscal years. We adopted this guidance on January 1, 2026 and, as a result, we accounted for the exchange of the 2028 Notes as an induced conversion. See Note 6. Long-Term Debt for additional details of this transaction.

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

NOTE 2.    REVENUE

Disaggregation of revenue

The following tables present additional information regarding our revenue:

Revenue by Market

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Semiconductor Equipment	$278.3	$209.5	$497.7	$431.7
Data Center Computing	191.5	141.6	385.7	237.8
Industrial and Medical	80.0	68.6	152.0	132.9
Telecom and Networking	24.3	21.8	49.7	43.7
Total	$574.1	$441.5	$1,085.1	$846.1

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue by Significant Countries

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025

	(in millions)
United States	$132.3	23.0%	$141.7	32.1%	$274.8	25.3%	$285.9	33.8%
Mexico	124.1	21.6	41.1	9.3	257.1	23.7	82.8	9.8
Malaysia	66.5	11.6	30.5	6.9	112.3	10.3	73.0	8.6
Japan	60.8	10.6	64.6	14.6	90.2	8.3	95.9	11.3
All others	190.4	33.2	163.6	37.1	350.7	32.4	308.5	36.5
Total	$574.1	100.0%	$441.5	100.0%	$1,085.1	100.0%	$846.1	100.0%

We attribute revenue to individual countries based on the customer’s ship-to location. Excluding the specific countries listed above, no individual country exceeded 10% of our total consolidated revenues during the periods presented.

Revenue by Category

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Product	$526.3	$396.1	$991.6	$756.3
Services and other	47.8	45.4	93.5	89.8
Total	$574.1	$441.5	$1,085.1	$846.1

Other revenue includes certain spare parts and products sold by our service group.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.    BALANCE SHEET INFORMATION

Accounts Receivable, Net

We record accounts receivable at net realizable value. Our accounts receivable, net balance was $403.6 million as of June 30, 2026. As of June 30, 2026, and December 31, 2025, expected credit losses related to receivables were $0.6 million and $0.6 million, respectively.

Inventories

We value inventories at the lower of cost or net realizable value, computed on a first-in, first-out basis. Components of inventories were as follows:

	June 30,	December 31,
	2026	2025

	(in millions)
Parts and raw materials	$423.5	$313.6
Work in process	34.4	27.3
Finished goods	80.2	70.3
Total	$538.1	$411.2

Warranties

Our sales agreements include customary product warranty provisions, which generally range from 12 to 36 months after shipment. We record the estimated warranty cost when we recognize revenue. This estimate is based on historical experience by product and configuration.

Our estimated warranty obligation is included in other accrued expenses. Changes in our product warranty obligation were as follows:

(in millions)
December 31, 2025	$7.2
Warranty expenditures	(0.4)
June 30, 2026	$6.8

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	June 30, 2026
	Gross Carrying	Accumulated	Net Carrying	Weighted-Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$101.0	$(80.1)	$20.9	6.4
Customer relationships	170.3	(91.7)	78.6	7.3
Trademarks and other	26.8	(19.1)	7.7	3.1
Total	$298.1	$(190.9)	$107.2	6.8

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Weighted-Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$101.8	$(78.2)	$23.6	6.6
Customer relationships	171.4	(86.3)	85.1	7.7
Trademarks and other	27.3	(18.3)	9.0	3.6
Total	$300.5	$(182.8)	$117.7	7.2

Amortization expense related to intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Amortization expense	$5.2	$5.6	$10.5	$11.1

Estimated future amortization expense related to intangibles is as follows:

Year Ending December 31,	(in millions)
2026 (remaining)	$9.6
2027	17.8
2028	16.6
2029	15.0
2030	13.4
Thereafter	34.8
Total	$107.2

The following table summarizes the changes in goodwill:

(in millions)
December 31, 2025	$300.8
Foreign currency translation and other	(1.0)
June 30, 2026	$299.8

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.    LEASES

Components of total operating lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Operating lease cost	$6.4	$6.5	$13.0	$13.0
Short-term and variable lease cost	1.9	1.7	3.7	3.1
Total operating lease cost	$8.3	$8.2	$16.7	$16.1

Estimated future payments on our operating lease liabilities are as follows:

Year Ending December 31,	(in millions)
2026 (remaining)	$11.4
2027	23.1
2028	22.5
2029	18.5
2030	17.0
Thereafter	58.1
Total lease payments	150.6
Less: Interest	(37.8)
Present value of lease liabilities	$112.8

In addition to the above, we have a lease agreement with total payments of $9.0 million that commences in the third quarter of 2026 and extends through 2031.

The following tables present additional information about our lease agreements:

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (in years)	7.9	8.2
Weighted-average discount rate	6.3%	6.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Cash paid for operating leases	$6.5	$6.7	$13.4	$13.0
Right-of-use assets obtained in exchange for operating lease liabilities	$3.6	$7.1	$12.0	$19.4

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. LONG-TERM DEBT

Long-term debt on our Consolidated Balance Sheets consists of the following:

	June 30,	December 31,
	2026	2025

	(in millions)
2.5% Convertible Notes due 2028	$136.7	$575.0
0.0% Convertible Notes due 2031	1,150.0	—
Less: unamortized debt discount and issuance costs	(22.5)	(7.5)
Carrying amount, net	1,264.2	567.5
Less: current maturities	(135.6)	(567.5)
Net long-term debt	$1,128.6	$—

As of June 30, 2026, we were in compliance with the covenants under all debt agreements.

The following table summarizes interest expense related to our debt:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Interest expense	$2.7	$3.4	$6.3	$6.9
Amortization of debt issuance costs	0.9	0.8	1.7	1.5
Total interest expense related to debt	$3.6	$4.2	$8.0	$8.4

Convertible Senior Notes due 2031

On May 18, 2026, we completed a private, unregistered offering of $1.15 billion aggregate principal amount of 0% Convertible Notes due 2031 (the “2031 Notes”), and received net proceeds of approximately $1,128.1 million after deducting initial purchasers’ discounts and offering expenses. We used $69.0 million of the net proceeds to pay the cost of the Capped Call, as described below.

The 2031 Notes mature on May 13, 2031, unless earlier repurchased, redeemed, or converted. We may not redeem the 2031 Notes prior to May 21, 2029, except in the event of a Cleanup Redemption (defined below). We may redeem for cash all or any portion of the 2031 Notes, at our option, on or after May 21, 2029. Redemption is permitted only if the last reported sale price of our common stock, par value $0.001 per share has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any consecutive 30 trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of optional redemption (an “Optional Redemption”). In addition, we may redeem for cash, all but not less than all, of the 2031 Notes at any time if the amount of the 2031 Notes that remains outstanding is less than 25% of the aggregate principal amount of the 2031 Notes initially issued under the Indenture (a “Cleanup Redemption”). The redemption price for any Optional Redemption or Cleanup Redemption will be 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the relevant redemption date. No sinking fund is provided for the 2031 Notes.

Prior to the close of business on the business day immediately preceding February 15, 2031, holders of the 2031 Notes may convert their 2031 Notes at their option only under the following circumstances:

●	during the 30 trading day period beginning on, and including, the 21st trading day of any fiscal quarter commencing after the fiscal quarter ending on June 30, 2026, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least five trading days (whether or not consecutive) during the first 20 trading days of such fiscal quarter;

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●	during the five-business day period after any five-consecutive trading day period in which the trading price per $1,000 principal amount of the 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
●	if Advanced Energy calls any or all of the 2031 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
●	upon the occurrence of specified corporate events.

On or after February 15, 2031, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2031 Notes at any time, regardless of the foregoing circumstances.

The initial conversion rate is 1.9655 shares of common stock per $1,000 principal amount of the 2031 Notes (which is equivalent to an initial conversion price of approximately $508.78 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture. The maximum number of shares of common stock issuable in connection with the conversion of the 2031 Notes is 3,390,430 shares.

Upon conversion, Advanced Energy will:

●	pay cash up to the aggregate principal amount to be converted and
●	pay or deliver cash, shares of our common stock or a combination (at our election) of cash and common stock with respect to the remainder, if any, of the conversion obligation in excess of the aggregate principal amount.

Capped Call

In connection with the issuance of the 2031 Notes, we entered into privately negotiated capped call transactions with certain financial counterparties (collectively, the “Capped Call”). The Capped Call is generally expected to reduce potential dilution to our common stock upon any conversion of the 2031 Notes and/or offset any cash payments we would be required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction and/or offset subject to a cap.

The initial cap price of the Capped Call is $678.38 per share, subject to certain adjustments under the terms of the Capped Call. The Capped Call expires on May 15, 2031. The cost of $69.0 million incurred to enter into the Capped Call was recorded as a reduction to additional paid-in capital.

Convertible Senior Notes due 2028

On September 12, 2023, we completed a private, unregistered offering of the 2.5% Convertible Notes due 2028 (the “2028 Notes”).

In May 2026, we entered into privately negotiated exchange agreements with certain holders of our outstanding 2028 Notes pursuant to which such holders exchanged an aggregate of approximately $438.3 million principal amount of the 2028 Notes (“the 2028 Note Exchange”). We accounted for the 2028 Note Exchange transaction as an induced conversion in accordance with ASU 2024-04. In connection with the transaction, we paid approximately $442.4 million in cash, representing the partial principal repayment amount, additional cash consideration and accrued interest. Additionally, we issued approximately 2.0 million shares, representing additional consideration.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recorded $31.8 million in other expense related to the loss on induced conversion of debt which is included in the Consolidated Statements of Operations for the three and six months ended June 30, 2026 which represents the excess of the fair value of the consideration transferred over the fair value of the conversion consideration issuable under the original terms of the 2028 Notes.

The remaining $5.0 million of unamortized debt discount and issuance fees associated with the exchanged portion of the 2028 Notes were derecognized as part of the conversion, with the corresponding amount recorded to additional paid-in capital and was a non-cash financing activity.

Concurrent with the 2028 Notes issuance in September 2023, we entered into hedges (“Note Hedges”) with respect to our common stock and sold warrants to purchase our common stock (“Warrants”). In combination, the Note Hedges and Warrants synthetically increase the initial conversion price on the 2028 Notes from $137.46 to $179.76, reducing the potential dilutive effect. In connection with the 2028 Note Exchange, the Company entered into agreements with existing counterparties to partially unwind (i) the Note Hedges in a notional amount corresponding to the principal amount of the 2028 Notes exchanged and (ii) the Warrants with respect to a number of shares equal to the notional shares underlying such exchanged 2028 Notes. As a result of the partial unwind of the Note Hedges and the Warrants, the Company received approximately $44.6 million, net with the corresponding credit recorded against additional paid-in capital.

On June 12, 2026, we issued a notice of redemption for the remaining outstanding principal amount of the 2028 Notes and specified a redemption date of September 23, 2026. The redemption price is equal to 100% of the principal amount of the 2028 Notes, plus accrued and unpaid interest. Holders of the 2028 Notes that wish to convert their 2028 Notes must surrender their 2028 Notes for conversion prior to the close of business on September 22, 2026. The Company has elected to settle conversions of the 2028 Notes by paying cash in respect of the principal portion of the converted 2028 Notes and delivering shares of common stock in respect of the remainder (other than cash in lieu of any fractional shares). As of the date of the redemption notice, each $1,000 principal amount of the 2028 Notes is convertible into common stock at a conversion price of approximately $137.46 (based on the conversion rate of 7.2747 shares of common stock per $1,000 principal amount of the 2028 Notes, as adjusted). For the 2028 Notes converted in connection with the redemption notice, the conversion rate will be increased by 0.0743 additional shares of common stock per $1,000 principal amount of the 2028 Notes in accordance with the applicable indenture. The remaining outstanding principal amount of the 2028 Notes, amounting to $136.7 million, net of unamortized issuance costs, is classified as current indebtedness as of June 30, 2026.

We use level 2 measurements to estimate the fair value of our debt. As of June 30, 2026 and December 31, 2025, we estimate the fair value of our 2028 Notes and 2031 Notes combined to be $3.4 billion and $951.1 million, respectively.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At the time of termination, no borrowings were outstanding under the prior credit agreement, and there have been no borrowings under the Credit Agreement to date. As of June 30, 2026, we had $600.0 million available on the Revolving Facility.

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

	Foreign Currency Translation	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2024	$(22.3)	$10.5	$(11.8)
Other comprehensive income (loss) prior to reclassifications	4.5	—	4.5
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	(0.1)	—
Balance at March 31, 2025	$(17.7)	$10.4	$(7.3)
Other comprehensive income (loss) prior to reclassifications	16.2	—	16.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	(0.1)
Balance at June 30, 2025	$(1.5)	$10.3	$8.8

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Foreign Currency Translation	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2025	$(7.1)	$13.3	$6.2
Other comprehensive income (loss) prior to reclassifications	(3.2)	—	(3.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	(0.1)
Balance at March 31, 2026	$(10.3)	$13.2	$2.9
Other comprehensive income (loss) prior to reclassifications	(2.0)	—	(2.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	(0.2)
Balance at June 30, 2026	$(12.3)	$13.0	$0.7

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts reclassified from accumulated other comprehensive income (loss) to the specific caption within the
Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		To Caption on Consolidated
	2026	2025	2026	2025	Statements of Operations

	(in millions)
Foreign currency translation	$—	$—	$—	$(0.1)	Other expense, net
Defined employee benefit plan	0.2	0.1	0.3	0.2	Other expense, net
Total reclassifications	$0.2	$0.1	$0.3	$0.1

Earnings Per Share

The following table summarizes our earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Income from continuing operations	$54.5	$25.5	$121.8	$50.4

Basic weighted-average common shares outstanding	38.9	37.6	38.3	37.6
Dilutive effect of convertible notes	1.6	—	1.9	—
Dilutive effect of Warrants	1.3	—	1.5	—
Dilutive effect of stock awards	0.5	0.2	0.6	0.4
Diluted weighted-average common shares outstanding	42.3	37.8	42.3	38.0

EPS from continuing operations
Basic EPS	$1.40	$0.68	$3.18	$1.34
Diluted EPS	$1.29	$0.67	$2.88	$1.33

Anti-dilutive shares not included above
Stock awards	—	0.1	—	—
Warrants	—	2.6	—	2.5

We compute basic earnings per share of common stock (“Basic EPS”) by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period.

See Note 7. Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our 2028 Notes, Note Hedges, and Warrants. For diluted earnings per share of common stock (“Diluted EPS”), we increase the weighted-average number of common shares outstanding during the period, as needed, to include the following:

●	Additional common shares that would have been outstanding if our outstanding stock awards had been converted to common shares using the treasury stock method. We exclude any stock awards that have an anti-dilutive effect;

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●	Dilutive impact associated with the remaining 2028 Notes and the 2031 Notes using the if-converted method. The 2028 Notes and 2031 Notes are repayable in cash up to par value and in cash or shares of common stock for the excess over par value. When the stock price is lower than the strike price, there is no dilutive or anti-dilutive impact. When the stock price is higher than the initial strike price, there is a dilutive impact associated with the 2028 Notes and the 2031 Notes. Prior to conversion, we do not consider the Note Hedges associated with the 2028 Notes or the Capped Call associated with the 2031 Notes for purposes of Diluted EPS as their effect would be anti-dilutive. Upon conversion, we expect the Note Hedges to partially offset the dilutive effect of the 2028 Notes when the stock price is above $137.46 but below $179.76. Further, upon conversion, we expect the Capped Call to economically offset the dilutive effect of the 2031 Notes when the stock price is above $508.78 but below $678.38; and
●	Dilutive effect of the Warrants issued concurrently with the 2028 Notes using the treasury stock method. For the three and six months ended June 30, 2026, the Warrants increased the weighted-average number of common shares outstanding because the average market price of our common stock exceeded the $179.76 exercise price of the Warrants.

Share Repurchases

To repurchase shares of our common stock, we periodically enter into share repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Amount paid or accrued to repurchase shares	$—	$22.8	$0.3	$23.7
Number of shares repurchased	—	0.3	—	0.3
Average repurchase price per share	$—	$83.83	$209.36	$84.19

There were no share repurchases during the three months ended June 30, 2026.

As of June 30, 2026, the remaining amount authorized by the Board of Directors (“our Board” or “the Board”) for future share repurchases was $166.6 million with no time limitation.

NOTE 8.     FAIR VALUE MEASUREMENTS

The following tables present information about our non-pension assets and liabilities measured at fair value on a recurring basis. We classify all items below within level 2 of the fair value hierarchy. See Note 6. Long-Term Debt for information regarding the fair value of our 2028 Notes and 2031 Notes.

		June 30,	December 31,
		2026	2025

Description	Balance Sheet Classification	(in millions)
Certificates of deposit	Other current assets	$0.2	$0.2
Foreign currency forward contracts	Other accrued expenses	$—	$0.1
Investments	Other assets	$19.8	$13.5
Deferred compensation liabilities	Other liabilities	$19.4	$13.4

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

As of June 30, 2026 and December 31, 2025, we had $79.0 million and $60.5 million, respectively, of foreign currency forward contracts outstanding.

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

NOTE 10.    RESTRUCTURING, ASSET IMPAIRMENTS, AND OTHER CHARGES

Details of restructuring, asset impairments, and other charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Restructuring	$0.3	$4.0	$2.3	$4.6
Asset impairments	0.5	1.6	0.5	1.6
Other charges	0.6	1.4	1.2	2.0
Total restructuring, asset impairments, and other charges	$1.4	$7.0	$4.0	$8.2

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

2024 Plan

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2024, we approved actions in furtherance of our manufacturing consolidation initiatives intended to optimize our manufacturing footprint and cost structure, including the closure of our Zhongshan, China manufacturing facility (the “2024 Plan”). Manufacturing operations in Zhongshan ceased during the second quarter of 2025. Final closure activities are in progress and expected to conclude in 2026. During the first six months of 2026, we recognized expenses of $0.5 million related to these actions and may incur additional charges to complete the closure.

2023 Plan

In 2023, we approved a plan intended to optimize and further consolidate our manufacturing operations and functional support groups as well as a general reduction-in-force to align our expenses to revenue levels (the “2023 Plan”). We expect final activities to conclude in the first quarter of 2027 and do not expect to incur significant additional charges.

Changes in restructuring liabilities were as follows:

	2026 Plan	2025 Plan	2024 Plan	2023 Plan	Total

	(in millions)
December 31, 2025	$—	$4.5	$3.4	$3.2	$11.1
Costs incurred and charged to expense	1.4	0.3	0.5	0.1	2.3
Costs paid	(0.3)	(0.3)	(1.5)	(0.5)	(2.6)
June 30, 2026	$1.1	$4.5	$2.4	$2.8	$10.8

The above restructuring liability of $10.8 million is comprised of $6.4 million in other accrued expenses and $4.4 million in other long-term liabilities on our Consolidated Balance Sheets.

	Cumulative Cost Through
	June 30, 2026
	2026 Plan	2025 Plan	2024 Plan	2023 Plan	Total

	(in millions)
Severance and related charges	$1.4	$5.0	$31.2	$16.0	$53.6
Facility relocation and closure charges	—	—	0.1	—	0.1
Total restructuring charges	$1.4	$5.0	$31.3	$16.0	$53.7

Asset Impairments

During the three months ended June 30, 2026, we recorded a $0.5 million impairment charge in connection with vacating a facility.

Other Charges

Other charges relate to personnel transition costs and costs related to organizational restructuring activities of our legal entities.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11.    STOCK-BASED COMPENSATION

The Compensation Committee of our Board administers our stock plans. As of June 30, 2026, we have two active stock-based incentive compensation plans: the Amended and Restated 2023 Omnibus Incentive Plan (the “2023 Incentive Plan”) under which we issue all new equity compensation grants and the Employee Stock Purchase Plan (“ESPP”). Outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. We do not have material outstanding stock option awards.

The 2023 Incentive Plan provides for the grant of awards including stock options, stock appreciation rights, performance stock units, performance units, stock, restricted stock, restricted stock units, and cash incentive awards.

The following table summarizes information related to our stock-based incentive compensation plans:

June 30, 2026
(in millions)
Shares available for future issuance under the 2023 Incentive Plan	3.7
Shares available for future issuance under the ESPP	0.5

Stock-Based Compensation Expense

We recognize stock-based compensation expense based on the fair value of the awards issued and the functional area of the employee receiving the award. During the three and six months ended June 30, 2026, stock-based compensation expense included $0.9 million and $1.8 million, respectively, related to the acquisition of Airity Technologies, Inc. in June 2024. Stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Stock-based compensation expense	$21.4	$13.6	$39.5	$26.6

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

Changes in our RSUs were as follows:

	Six Months Ended June 30, 2026
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
	(in millions)
RSUs outstanding at beginning of period	1.0	$111.72
RSUs granted	0.3	$304.03
RSUs vested	(0.4)	$106.10
RSUs forfeited	(0.1)	$136.39
RSUs outstanding at end of period	0.8	$181.45

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSUs that vested during the period were higher than RSUs granted due to performance of our stock price due primarily to settlement of market-based awards whose payout exceeded target levels.

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

Assets of the rabbi trust not held in Company shares are presented in other assets, and any gains or losses are included in other expense, net. The fair value of the Company shares held in the rabbi trust is classified in stockholders’ equity.

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

The following table summarizes information regarding the rabbi trust’s assets and liabilities:

		June 30,	December 31,
		2026	2025

Description	Balance Sheet Classification	(in millions)
Investments	Other assets	$19.8	$13.5
Deferred compensation liabilities	Other liabilities	$19.4	$13.4
Stock awards elected for deferral	Temporary equity	$21.0	$7.8
Company shares of common stock	Stockholders' equity	$14.4	$2.6

NOTE 12.    INCOME TAX

The following table summarizes tax provision and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Income from continuing operations, before income tax	$66.6	$29.3	$136.6	$59.2
Income tax provision	$12.1	$3.8	$14.8	$8.8
Effective tax rate	18.2%	13.0%	10.8%	14.9%

Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions that are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for the three months ended June 30, 2026, was higher than the effective tax rate for the same period in 2025 primarily due to the tax effect of the convertible note inducement charge incurred in the second quarter of 2026 being treated as a discrete event and disallowed as an expense for tax purposes, partially offset by the release of tax reserves based on statute of limitation expirations and the settlement of an audit in the same period. The effective tax rate for the six months ended June 30, 2026, was lower than the effective tax rate for the same period in

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2025 primarily due to excess tax benefits recognized in 2026 from share-based compensation and the release of tax reserves based on statute of limitation expirations and the settlement of an audit in the same period.

As of June 30, 2026, certain countries in which the Company operates have implemented or are in the process of implementing the Pillar II minimum global effective tax rate regime as put forth by the Organization for Economic Cooperation and Development (“OECD”). Specifically, the OECD released prospective “Side-by-Side” guidance in early 2026 which is generally beneficial to U.S. parented organizations but will require adoption by member countries to implement. As countries continue to make revisions to their legislation and release additional guidance with respect to the global minimum tax, we continue to monitor and evaluate any potential cash tax expenses and tax rate impacts in the countries in which we operate.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of elective tax law items available in 2025 and prescribed tax law changes in 2026, was signed into law in the United States. The Company has reflected the impact of the OBBB’s elective tax law items in its financial statements for the period ending June 30, 2026. OBBB is expected to have an overall positive effect on the GAAP and non-GAAP effective tax rate of the Company, benefiting from revisions to foreign-derived intangible income (FDII) and the foreign tax credit rules.

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

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER DISCLOSURES

Certain of our cash and non-cash activities were as follows:

	Six Months Ended June 30,
	2026	2025

	(in millions)
Non-cash investing activities:
Capital expenditures in accounts payable and other accrued expenses	$17.1	$22.0
Cash paid for:
Interest	$9.1	$7.2
Income taxes	$13.2	$14.7
Cash received from income taxes	$2.3	$2.9
Restricted cash (in Other current assets)	$2.0	$—

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

Risks and uncertainties to which our forward-looking statements are subject include:

●	volatility, cyclicality, and business fluctuations in the industries in which we compete;
●	risks associated with availability and price of certain semiconductor and other components which may be in limited supply relative to global demand;
●	risks related to geopolitical conditions, such as the impact of tariffs and export regulations, and escalating global conflicts on macroeconomic conditions, including recent developments in the Middle East;
●	macroeconomic conditions such as economic uncertainty, rising interest rates, inflation, lack of growth in our markets, fluctuations in commodity prices and currency exchange rates, and recession;
●	our ability to achieve design wins with new and existing customers;
●	our ability to accurately forecast and meet customer demand;
●	risks associated with scaling our manufacturing capacity, timely customer qualification of new manufacturing lines, improving our manufacturing efficiency, and controlling manufacturing costs;
●	pricing pressure from customers and competitors;
●	concentration of our customer base;
●	risks associated with potential breach of our information security measures— either external breach or internal data theft;
●	difficulties with the implementation of our enterprise resource planning and other enterprise-wide information technology system applications;
●	our loss of or inability to attract and retain key personnel;
●	risks associated with our manufacturing footprint optimization and movement of manufacturing locations for certain products;

●	disruptions to our manufacturing operations or those of our customers or suppliers;
●	our ability to successfully identify, close, integrate and realize anticipated benefits from our acquisitions or divestitures;
●	quality issues, unanticipated costs in fulfilling our warranty obligations or adequacy of our warranty reserves, claims outside of warranty, or product liability claims;
●	our ability to enforce, protect and maintain our proprietary technology and intellectual property rights and avoid claims alleging infringement of the intellectual property rights of others;
●	legal matters, claims, investigations, and proceedings;
●	changes to tax laws and regulations or our tax rates;
●	changes to and maintaining compliance with U.S. federal, state, local and foreign regulations, including with respect to trade compliance, privacy and data protection, supply chain, and environmental, health and safety regulation;
●	effect of our debt obligations and restrictive covenants on our ability to operate our business;
●	risks related to our unfunded pension obligations;
●	our estimates of the fair value of intangible assets;
●	the potential impact of dilution and counterparty default risk related to our convertible debt, hedge, warrant and capped call transactions;
●	risks relating to ownership of our common stock; and
●	the risks and uncertainties described in Part I, Item 1A in the 2025 Form 10-K.

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

Recent Events

On May 18, 2026, we completed a private, unregistered offering of $1.15 billion aggregate principal amount of 0% Convertible Notes due 2031 (the “2031 Notes”), and received net proceeds of approximately $1,128.1 million after deducting initial purchasers’ discounts and offering expenses. Concurrent with the issuance of the 2031 Notes, we also entered into privately negotiated exchange agreements on a portion of our outstanding 2.5% Convertible Notes due 2028 (the “2028 Notes”) and exchanged an aggregate of approximately $438.3 million principal amount for aggregate consideration consisting of approximately $442.4 million in cash and approximately 2.0 million shares of common stock. We intend to use the remainder of the net proceeds from the offering for general corporate purposes and debt repayment.

On June 12, 2026, we issued a notice of redemption for the remaining $136.7 million principal amount of the 2028 Notes and set a redemption date of September 23, 2026. The redemption price will equal 100% of the principal amount plus accrued and unpaid interest. Holders of the 2028 Notes that wish to convert their 2028 Notes must surrender their 2028 Notes for conversion prior to the close of business on September 22, 2026. The Company is electing to settle conversions of the 2028 Notes by paying cash in respect of the principal portion of the converted 2028 Notes and delivering shares of common stock in respect of the remainder (other than cash in lieu of any fractional share). As of the date of the redemption notice, each $1,000 principal amount of the 2028 Notes is convertible into common stock at a conversion price of approximately $137.46 (based on the Conversion Rate of 7.2747 shares of common stock per $1,000 principal amount of Notes, as adjusted). For 2028 Notes converted in connection with the redemption notice, the conversion rate will be increased by 0.0743 additional shares of common stock per $1,000 principal amount of the 2028 Notes in accordance with the applicable indenture.

See Note 6. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” above and the Liquidity and Capital Resources section of this Item 2 below.

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

End Markets Summary and Trends

Our business and results of operations continue to be influenced by a dynamic global trade, geopolitical, and supply chain environment. We continue to monitor developments related to tariffs and trade policy. In addition, heightened geopolitical instability, including the conflicts in the Middle East, has contributed to volatility in energy markets, disruptions to global shipping, and broader macroeconomic uncertainty. Increased demand relative to supply for AI-related equipment and semiconductors is extending lead times and increasing prices of certain components, impacting both timing of some customer demand and many of our suppliers. We continue to take actions to procure strategic supply of materials and endeavor to recover increased costs through pricing actions. While these factors were not material to our results in the current quarter, they could become material in future periods and adversely affect our costs such as higher energy and supply chain costs, as well as negatively impact our ability to sell our products and provide services.

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

In the first half of 2026, the Semiconductor Equipment market continued to grow due to demand for leading-edge devices in logic and memory used in AI applications, driving growing demand for our products. We expect these market conditions to continue in the remainder of the year.

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

Due to increased investments in AI applications by leading hyperscale customers, revenue in the Data Center Computing market increased in the first half of 2026 compared to the same period in the previous year.

We expect this trend to continue, along with adoption of our next generation high power solutions, to support growing demand in the remainder of 2026.

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

In the first half of 2026, we believe demand in the Industrial and Medical market has returned to normalized levels after customers completed their inventory rebalancing as a result of macroeconomic conditions and supply chain disruptions from prior years. The recovery continued in the second quarter of 2026 compared to the same quarter in the previous year. We expect demand to continue to improve in the remainder of 2026.

Telecom and Networking Market

Demand in the Telecom and Networking market is driven by adoption of more advanced mobile standards, such as 5G technologies, networking investments by telecommunication service providers, enterprises upgrading their communication networks, and data centers investing in their networks for AI-driven increased bandwidth.

We serve this market by providing application-specific power conversion products to many leading OEMs of wireless infrastructure equipment and computer networking equipment.

End market demand in the Telecom and Networking market remained stable in the first half of 2026, with growth primarily driven by demand in AI-related applications. We expect this trend to continue for the remainder of 2026.

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

The following table sets forth certain data derived from our Consolidated Statements of Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025

					(in millions)
Revenue	$574.1	100.0%	$441.5	100.0%	$1,085.1	100.0%	$846.1	100.0%
Gross profit	236.1	41.1	163.4	37.0	437.0	40.3	313.9	37.1
Operating expenses	141.0	24.6	131.8	29.9	273.6	25.2	251.7	29.7
Operating income from continuing operations	95.1	16.6	31.6	7.2	163.4	15.1	62.2	7.4
Interest income	8.2	1.4	6.6	1.5	14.0	1.3	13.5	1.6
Interest expense	(3.3)	(0.6)	(4.2)	(1.0)	(7.4)	(0.7)	(8.4)	(1.0)
Loss on induced conversion of debt	(31.8)	(5.5)	—	—	(31.8)	(2.9)	—	—
Other expense, net	(1.6)	(0.3)	(4.7)	(1.1)	(1.6)	(0.1)	(8.1)	(1.0)
Income from continuing operations, before income tax	66.6	11.6	29.3	6.6	136.6	12.6	59.2	7.0
Income tax provision	12.1	2.1	3.8	0.9	14.8	1.4	8.8	1.0
Income from continuing operations	$54.5	9.5%	$25.5	5.8%	$121.8	11.2%	$50.4	6.0%

Revenue

The following tables summarize net sales and percentages of net sales by markets:

	Three Months Ended June 30,				Change 2026 v. 2025
	2026		2025		Dollar	Percent

	(in millions)
Semiconductor Equipment	$278.3	48.5%	$209.5	47.5%	$68.8	32.8%
Data Center Computing	191.5	33.4	141.6	32.1	49.9	35.2%
Industrial and Medical	80.0	13.9	68.6	15.5	11.4	16.6%
Telecom and Networking	24.3	4.2	21.8	4.9	2.5	11.5%
Total	$574.1	100.0%	$441.5	100.0%	$132.6	30.0%

	Six Months Ended June 30,				Change 2026 v. 2025
	2026		2025		Dollar	Percent

	(in millions)
Semiconductor Equipment	$497.7	45.9%	$431.7	51.0%	$66.0	15.3%
Data Center Computing	385.7	35.5	237.8	28.1	147.9	62.2%
Industrial and Medical	152.0	14.0	132.9	15.7	19.1	14.4%
Telecom and Networking	49.7	4.6	43.7	5.2	6.0	13.7%
Total	$1,085.1	100.0%	$846.1	100.0%	$239.0	28.2%

Revenue by Market

Semiconductor Equipment revenue for the three and six months ended June 30, 2026 increased compared to the same periods in 2025 on strengthening equipment demand driven by investments in AI.

The increases in Data Center Computing revenue for the three and six months ended June 30, 2026, compared to the same periods in 2025 were due to increased AI investments by leading hyperscale customers and incremental growth associated with design wins secured previously.

The increases in Industrial and Medical revenue for the three and six months ended June 30, 2026, compared to the same periods in 2025 were primarily due to recovery in the end markets as a result of the completion of customer inventory rebalancing and an improved demand environment.

The increases in Telecom and Networking revenue for the three and six months ended June 30, 2026, compared to the same periods in 2025 were primarily driven by growth in AI-related applications.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change 2026 v. 2025
	2026	2025	Dollar	Percent

	(in millions)
Gross profit	$236.1	$163.4	$72.7	44.5%
Gross margin	41.1%	37.0%

	Six Months Ended June 30,		Change 2026 v. 2025
	2026	2025	Dollar	Percent

	(in millions)
Gross profit	$437.0	$313.9	$123.1	39.2%
Gross margin	40.3%	37.1%

The increase in gross profit was largely due to the increase in revenue and mix driven by new products. Gross margin grew mainly due to improved mix, the impact of tariff refunds for 120 basis points, and higher volume.

Operating Expenses

The following table summarizes our operating expenses and as a percentage of revenue:

	Three Months Ended June 30,
	2026		2025

	(in millions)
Research and development	$65.0	11.3%	$59.0	13.4%
Selling, general, and administrative	69.4	12.1	60.2	13.6
Amortization of intangible assets	5.2	0.9	5.6	1.3
Restructuring, asset impairments, and other charges	1.4	0.2	7.0	1.6
Total operating expenses	$141.0	24.6%	$131.8	29.9%

	Six Months Ended June 30,
	2026		2025

	(in millions)
Research and development	$127.4	11.7%	$113.2	13.4%
Selling, general, and administrative	131.7	12.1	119.2	14.1
Amortization of intangible assets	10.5	1.0	11.1	1.3
Restructuring, asset impairments, and other charges	4.0	0.4	8.2	0.9
Total operating expenses	$273.6	25.2%	$251.7	29.7%

Research and Development

The increase in research and development expense was driven by higher compensation costs related to stock-based compensation and annual merit increases, and higher engineering program and materials costs compared to the same periods in the prior year.

Selling, General and Administrative

The increase in selling, general, and administrative expense was mainly due to higher compensation costs including stock-based compensation and annual merit increases.

Amortization of Intangible Assets

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

Interest Income, Interest Expense, and Other Expense, Net

We experienced an increase in interest income caused by higher cash balances primarily as a result of net proceeds from the issuance of the 2031 Notes.

Other expense, net consists primarily of foreign exchange gains and losses and other miscellaneous items. For the three and six months ended June 30, 2026, we had a $3.1 million and $6.5 million improvement, respectively, in other expense, net compared to the same periods in the prior year primarily as a result of foreign exchange gains.

Interest expense remained relatively flat compared to the same period in the prior year. See Note 6. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for information regarding our debt.

Loss on Induced Conversion of Debt

The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2028 Notes.

Income Tax Provision

The following table summarizes tax provision and the effective tax rate for our income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Income from continuing operations, before income tax	$66.6	$29.3	$136.6	$59.2
Income tax provision	$12.1	$3.8	$14.8	$8.8
Effective tax rate	18.2%	13.0%	10.8%	14.9%

Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions that are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for the three months ended June 30, 2026, was higher than the effective tax rate for the same period in 2025 primarily due to the tax effect of the convertible note inducement charge incurred in the second quarter of 2026 being treated as a discrete event and disallowed as an expense for tax purposes, partially offset by the release of tax reserves based on statute of limitation expirations and the settlement of an audit in the same period. The effective tax rate for the six months ended June 30, 2026, was lower than the effective tax rate for the same period in 2025 primarily due to excess tax benefits recognized in 2026 from share-based compensation and the release of tax reserves based on statute of limitation expirations and the settlement of an audit in the same period.

As of June 30, 2026, certain countries in which the Company operates have implemented or are in the process of implementing the Pillar II minimum global effective tax rate regime as put forth by the Organization for Economic Cooperation and Development (“OECD”). Specifically, the OECD released prospective “Side-by-Side” guidance in early 2026 which is generally beneficial to U.S. parented organizations but will require adoption by member countries to implement. As countries continue to make revisions to their legislation and release additional guidance with respect to the global minimum tax, we continue to monitor and evaluate any potential cash tax expenses and tax rate impacts in the countries in which we operate.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of elective tax law items available in 2025 and prescribed tax law changes in 2026, was signed into law in the United States. The Company has reflected the impact of the OBBB’s elective tax law items in its financial statements for the period ending June 30, 2026. OBBB is expected to have an overall positive effect on the GAAP and non-GAAP effective tax rate of the Company, benefiting from revisions to foreign-derived intangible income (FDII) and the foreign tax credit rules.

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

The non-GAAP results presented below exclude the impact of non-cash related charges, such as stock-based compensation, amortization of intangible assets, and long-term unrealized foreign exchange gains and losses. In addition, we exclude discontinued operations and other items such as acquisition-related costs, facility, infrastructure, and other transition costs, and restructuring expenses, as they are not indicative of future performance. The tax effect of our non-GAAP adjustments represents the anticipated annual tax rate applied to each non-GAAP adjustment after consideration of their respective book and tax treatments. Non-GAAP results also exclude certain non-recurring discrete tax expenses or benefits. Finally, non-GAAP diluted weighted-average common shares are adjusted to reflect the dilutive impact of our convertible notes based on the higher note hedge strike price instead of the initial conversion price.

Reconciliation of non-GAAP measures
Non-GAAP gross profit, gross margin, operating expenses,	Three Months Ended June 30,		Six Months Ended June 30,
operating income, and operating margin	2026	2025	2026	2025

	(in millions)
Gross profit from continuing operations, as reported	$236.1	$163.4	$437.0	$313.9
Adjustments to gross profit:
Stock-based compensation	2.2	1.2	3.7	2.3
Facility, infrastructure, and other transition costs	2.0	3.5	4.4	5.3
Non-GAAP gross profit	240.3	168.1	445.1	321.5

GAAP gross margin	41.1%	37.0%	40.3%	37.1%
Non-GAAP gross margin	41.9%	38.1%	41.0%	38.0%

Operating expenses from continuing operations, as reported	141.0	131.8	273.6	251.7
Adjustments:
Amortization of intangible assets	(5.2)	(5.6)	(10.5)	(11.1)
Stock-based compensation	(19.2)	(12.4)	(35.8)	(24.3)
Acquisition-related costs	0.1	(1.8)	(0.1)	(2.8)
Facility, infrastructure, and other transition costs	(0.5)	(1.4)	(1.4)	(3.1)
Restructuring, asset impairments, and other charges	(1.4)	(7.0)	(4.0)	(8.2)
Non-GAAP operating expenses	114.8	103.6	221.8	202.2
Non-GAAP operating income	$125.5	$64.5	$223.3	$119.3

Operating income, as reported	$95.1	$31.6	$163.4	$62.2
Adjustments to gross profit	4.2	4.7	8.1	7.6
Adjustments to operating expenses	26.2	28.2	51.8	49.5
Non-GAAP operating income	$125.5	$64.5	$223.3	$119.3

Income from continuing operations, as reported	$54.5	$25.5	$121.8	$50.4
GAAP operating margin	16.6%	7.2%	15.1%	7.4%
Non-GAAP operating margin	21.9%	14.6%	20.6%	14.1%

Reconciliation of non-GAAP measures	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP income, net of income tax	2026	2025	2026	2025

	(in millions)
Income from continuing operations, net of income tax	$54.5	$25.5	$121.8	$50.4
Adjustments:
Amortization of intangible assets	5.2	5.6	10.5	11.1
Acquisition-related costs	(0.1)	1.8	0.1	2.8
Facility, infrastructure, and other transition costs	2.5	4.9	5.8	8.4
Restructuring, asset impairments, and other charges	1.4	7.0	4.0	8.2
Loss on induced conversion of debt	31.8	—	31.8	—
Unrealized foreign currency loss (gain)	(1.0)	4.4	(2.9)	6.0
Other costs included in other expense, net	2.6	0.2	2.6	0.2
Stock-based compensation	21.4	13.6	39.5	26.6
Tax effect of non-GAAP adjustments, including certain discrete tax benefits	(6.1)	(6.4)	(17.6)	(10.2)
Non-GAAP income, net of income tax	$112.2	$56.6	$195.6	$103.5

Reconciliation of non-GAAP measures	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP diluted weighted-average common shares	2026	2025	2026	2025

	(in millions)
Diluted weighted-average common shares outstanding	42.3	37.8	42.3	38.0
Hedge effect of convertible notes	(1.3)	—	(1.5)	—
Non-GAAP diluted weighted-average common shares outstanding	41.0	37.8	40.8	38.0

Reconciliation of non-GAAP measures	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP earnings per share	2026	2025	2026	2025
Diluted earnings per share from continuing operations, as reported	$1.29	$0.67	$2.88	$1.33
Add back:
Per share impact of non-GAAP adjustments, net of tax	1.45	0.83	1.91	1.39
Non-GAAP earnings per share	$2.74	$1.50	$4.79	$2.72

Reconciliation of non-GAAP measures	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP provision for income taxes	2026	2025	2026	2025

	(in millions)		(in millions)
Provision for income taxes, as reported	$12.1	$3.8	$14.8	$8.8
Adjustment:
Non-GAAP items and other discrete tax items excluding stock-based compensation	1.6	3.5	9.3	4.6
Tax effect of stock-based compensation	4.5	2.9	8.3	5.6
Non-GAAP provision for income taxes	$18.2	$10.2	$32.4	$19.0

Reconciliation of non-GAAP measures	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP income before income taxes	2026	2025	2026	2025

			(in millions)
Income from continuing operations, before income tax	$66.6	$29.3	$136.6	$59.2
Adjustments:
Amortization of intangible assets	5.2	5.6	10.5	11.1
Stock-based compensation	21.4	13.6	39.5	26.6
Acquisition-related costs	(0.1)	1.8	0.1	2.8
Facility, infrastructure, and other transition costs	2.5	4.9	5.8	8.4
Restructuring, asset impairments, and other charges	1.4	7.0	4.0	8.2
Loss on induced conversion of debt	31.8	—	31.8	—
Unrealized foreign currency loss (gain)	(1.0)	4.4	(2.9)	6.0
Other costs included in other expense, net	2.6	0.2	2.6	0.2
Non-GAAP income before income taxes	$130.4	$66.8	$228.0	$122.5
Effective tax rate, as reported	18.2%	13.0%	10.8%	14.9%
Non-GAAP effective tax rate	14.0%	15.3%	14.2%	15.5%

Liquidity and Capital Resources

Liquidity

Adequate liquidity and cash generation are important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity continue to be our available cash, proceeds from the issuance of convertible notes, cash generated from operations, and available borrowing capacity under the Revolving Facility (defined in Note 6. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements”).

As of June 30, 2026, our cash and cash equivalents totaled $1,396.5 million, while our available funding under our undrawn Revolving Facility was $600.0 million. We believe our sources of liquidity will be adequate to meet operational needs, including capital expenditures, as well as anticipated debt service, share repurchase programs, dividends, and strategic investments. We have suspended activity under our share repurchase plan in connection with the issuance of the redemption notice for the remaining 2028 Notes. The share repurchase program has no expiration date, has not been terminated, and remains authorized.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures to reflect the current market conditions and our projected revenue and demand. Our capital expenditures are primarily directed towards manufacturing and operations and can materially influence our available cash for other initiatives. In the past year and through the second quarter, our capital expenditures increased as we are investing in our factories to expand capacity and in our new ERP system. In addition, we may seek additional debt or equity financing from time to time; however, such additional financing may not be available on acceptable terms, if at all.

Debt

During the quarter, we completed a private, unregistered offering of $1.15 billion aggregate principal amount of the 2031 Notes and received net proceeds of approximately $1,128.1 million after deducting initial purchasers’ discounts and offering expenses. Concurrent with the issuance of the 2031 Notes, we also entered into privately negotiated exchange agreements on a portion of our outstanding 2028 Notes and exchanged an aggregate of approximately $438.3 million principal amount for aggregate consideration consisting of approximately $442.4 million in cash and approximately 2.0 million shares of common stock. We intend to use the remainder of the net proceeds from the offering for general corporate purposes.

As of June 30, 2026, our outstanding debt includes $136.7 million principal amount of the 2028 Notes and $1.15 billion principal amount of the 2031 Notes. As of June 30, 2026, we had no borrowings under our Credit Agreement. Should we have future borrowings under our Term Loan Facility or Revolving Facility of our Credit Agreement, those borrowings would be subject to a variable rate.

On June 12, 2026, we issued a notice of redemption for the remaining outstanding principal amount of the 2028 Notes and specified a redemption date of September 23, 2026.

As of June 30, 2026, no amounts were outstanding under the Revolving Facility, and we had $600.0 million in available funding. In addition to the available capacity on the Revolving Facility, prior to the maturity date of the Credit Agreement, we may request an increase to the financing commitments in either the Term Loan Facility or Revolving Facility by an aggregate amount not to exceed $250.0 million. Any requested increase is subject to lender approval.

See Note 6. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for additional details.

Dividends

During the six months ended June 30, 2026, we paid quarterly cash dividends of $0.10 per share, totaling $7.9 million. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchases

There were no share repurchases during the three months ended June 30, 2026.

Cash Flows

A summary of our cash from operating, investing, and financing activities is as follows:

	Six Months Ended June 30,
	2026	2025

	(in millions)
Net cash from operating activities from continuing operations	$80.0	$75.7
Net cash from operating activities from discontinued operations	(1.0)	(1.6)
Net cash from operating activities	79.0	74.1
Net cash from investing activities	(87.5)	(43.6)
Net cash from financing activities	616.8	(42.8)
Effect of currency translation on cash, cash equivalents and restricted cash	(1.0)	3.7
Net change in cash, cash equivalents and restricted cash	607.3	(8.6)
Cash, cash equivalents and restricted cash, beginning of period	791.2	722.1
Cash, cash equivalents and restricted cash, end of period	$1,398.5	$713.5

Operating Activities

Net cash from continuing operations for the six months ended June 30, 2026, was $80.0 million, as compared to $75.7 million for the same period in the prior year. The $4.3 million increase was primarily due to higher net income from continuing operations offset by a net increase in working capital driven by increases in accounts receivable on higher revenue and inventory to support anticipated future demand partially offset by an increase in accounts payable.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026, was $87.5 million primarily due to $86.1 million in purchases of property and equipment, which was largely driven by continued investments in our manufacturing footprint and capacity, our new ERP system, and investments in other capabilities across multiple sites.

Net cash used in investing activities for the six months ended June 30, 2025, was $43.6 million primarily due to $42.0 million in purchases of property and equipment, which was largely driven by investments in our manufacturing footprint and capacity, and $1.6 million in purchases of investments.

Financing Activities

Net cash from financing activities for the six months ended June 30, 2026, was $616.8 million driven by net proceeds of $1,129.3 million from issuance of the 2031 Notes partially offset by $440.5 million for partial repayment of the 2028 Notes. In connection with the 2031 Notes, $69.0 million was paid for the cost of the Capped Call and $44.6 million was received for the partial unwind of the Note Hedges and Warrants associated with the 2028 Notes. Additionally, other financing activities include $39.1 million in net payments related to stock-based award activities, and $7.9 million for dividend payments.

Net cash used in financing activities for the six months ended June 30, 2025, was $42.8 million and included $23.7 million for repurchase of common stock, $8.0 million in net payments related to stock-based award activities, and $7.7 million for dividend payments. In addition, we paid $1.9 million in fees related to entering the Credit Agreement and $1.5 million for the release of the holdback associated with the Airity Acquisition.

Effect of Currency Translation on Cash

During the six months ended June 30, 2026, foreign currency translation had a minimal impact on cash. See “Foreign Currency Exchange Rate Risk” in Part I, Item 3 for more information.

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

See “Risk Factors” set forth in Part I, Item 1A of the 2025 Form 10-K and Part II, Item 1A of this report, for more information about the market risks to which we are exposed. There have been no material changes in our exposure to market risk from December 31, 2025.

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

Interest Rate Risk

At the present time, a change in interest rates does not have an impact upon our future earnings and cash flow because our only outstanding debt are the 2028 Notes and the 2031 Notes, which carry a fixed 2.5% and 0% interest rate, respectively. However, increases in interest rates could impact our decision to borrow under the Credit Agreement, our ability to refinance existing maturities, and our ability to acquire additional debt on favorable terms.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the second quarter of 2026 other than those previously reported in a Current Report on Form 8-K.

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

There were no share repurchases during the second quarter of 2026. At June 30, 2026, the remaining amount authorized by the Board of Directors for future share repurchases was $166.6 million with no time limitation. All purchases are made pursuant to a previously announced plan.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

(in millions, except share and price per share data)
April	—	$—	—	$-
May	—	$—	—	$-
June	—	$—	—	$-
Total	—	$—	—

(1) On August 3, 2022, we announced that our Board approved an increase to the authorized amount under the existing share repurchase program by $97.6 million to $200.0 million, with no time limitation.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

None

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, except as described below, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K). The following table summarizes the terms of the Rule 10b5-1 trading arrangements adopted:

Name and Title	Date of Adoption	Duration of the Trading Arrangement (1)	Aggregate Number of Shares to be Sold
Ron Foster Director	May 29, 2026	Until July 30, 2027 or such earlier date upon which all transactions are completed	Up to 3,300
David Reed Director	May 29, 2026	Until July 30, 2027 or such earlier date upon which all transactions are completed	Up to 3,300
Eduardo Bernal Acebedo Executive Vice President and Chief Operating Officer	May 19, 2026	Until September 25, 2026 or such earlier date upon which all transactions are completed	24,771 (2)
Paul Oldham Executive Vice President and Chief Financial Officer	June 12, 2026	Until March 31, 2027 or such earlier date upon which all transactions are completed	4,347 (3)
Elizabeth Vonne Executive Vice President, General Counsel and Corporate Secretary	May 19, 2026	Until September 25, 2026 or such earlier date upon which all transactions are completed	Up to 2,447

(1) The Rule 10b5-1 trading arrangement also provides for termination prior to the above-listed expiration date following the occurrence of certain events, such as public announcement of a tender offer, exchange offer, or certain merger and acquisition, reorganization, or recapitalization transactions or the bankruptcy, insolvency, or death of the adopting person.

(2) Includes 6,042 shares of common stock issuable upon exercise of options.

(3) The aggregate number of shares available for sale under Mr. Oldham's Rule 10b5-1 trading arrangement is not yet determinable because the trading arrangement includes shares issuable pursuant to unvested PSUs for the performance period ended February 28, 2027, which are subject to tax withholding obligations that arise in connection with the vesting and settlement of such awards and the satisfaction of certain applicable performance goals. As such, the shares included in this table reflect the aggregate number of shares expressly specified in the trading arrangement and exclude shares that may become available for sale pursuant to such PSU award.

ITEM 6.       EXHIBITS

The exhibits listed in the following index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-26966	3.1	May 8, 2026

4.1	Indenture, dated as of May 18, 2026, between Advanced Energy Industries, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	000-26966	4.1	May 18, 2026

4.2	Form of Global 0% Convertible Senior Note due 2031 (included in Exhibit 4.1)	8-K	000-26966	4.2	May 18, 2026

10.1	Form of Capped Call Confirmation	8-K	000-26966	10.1	May 18, 2026

10.2	Form of Exchange Agreement	8-K	000-26966	10.2	May 18, 2026

10.3	Form of Bond Hedge Unwind Agreement	8-K	000-26966	10.3	May 18, 2026

10.4	Form of Warrant Unwind Agreement	8-K	000-26966	10.4	May 18, 2026
10.5	Second Amended and Restated 2023 Omnibus Incentive Plan	8-K	000-26966	10.1	May 8, 2026
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in Exhibit 101)				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	August 3, 2026	/s/ Paul Oldham
Paul Oldham
Chief Financial Officer and Executive Vice President

/s/ Bernard R. Colpitts, Jr.
Bernard Colpitts, Jr.
Chief Accounting Officer and Controller