Form 10-Q
period 2026-09-30
ADVANCED ENERGY INDUSTRIES INC
filed 2026-11-02
CIK 927003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 28, 2026, there were 40,481,991 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ADVANCED ENERGY INDUSTRIES, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Balance Sheets

(In millions, except per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,424.6	$791.2
Accounts receivable, net	474.8	325.2
Inventories	645.7	411.2
Other current assets	68.1	46.3
Total current assets	2,613.2	1,573.9
Property and equipment, net	347.3	272.8
Operating lease right-of-use assets	114.5	98.1
Other assets	173.3	182.5
Intangible assets, net	102.3	117.7
Goodwill	299.1	300.8
TOTAL ASSETS	$3,649.7	$2,545.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363.2	$224.1
Accrued payroll and employee benefits	89.1	93.0
Other accrued expenses	99.8	78.1
Customer deposits and other	14.9	12.7
Current portion of long-term debt	136.4	567.5
Current portion of operating lease liabilities	18.5	15.8
Total current liabilities	721.9	991.2
Long-term debt, net	1,129.5	—
Operating lease liabilities	107.6	95.7
Defined employee benefit pension plan	47.9	49.4
Other long-term liabilities	36.1	38.9
Total liabilities	2,043.0	1,175.2

Deferred compensation	16.0	7.8
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 140.0 and 70.0 shares authorized at September 30, 2026 and December 31, 2025, respectively; 40.0 and 37.8 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock associated with deferred compensation plan	(14.2)	(2.6)
Additional paid-in capital	257.3	230.6
Accumulated other comprehensive income	5.2	6.2
Retained earnings	1,342.4	1,128.6
Total stockholders' equity	1,590.7	1,362.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,649.7	$2,545.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$696.4	$463.3	$1,781.5	$1,309.4
Cost of revenue	407.3	288.9	1,055.4	821.1
Gross profit	289.1	174.4	726.1	488.3

Operating expenses:
Research and development	67.1	59.1	194.5	172.3
Selling, general, and administrative	73.8	59.8	205.5	179.0
Amortization of intangible assets	5.0	5.6	15.5	16.7
Restructuring, asset impairments, and other charges	—	0.7	4.0	8.9
Total operating expenses	145.9	125.2	419.5	376.9
Operating income	143.2	49.2	306.6	111.4

Interest income	11.6	6.6	25.6	20.1
Interest expense	(3.0)	(4.2)	(10.4)	(12.6)
Loss on induced conversion of debt	—	—	(31.8)	—
Other income (expense), net	0.1	0.7	(1.5)	(7.4)
Income from continuing operations, before income tax	151.9	52.3	288.5	111.5
Income tax provision	36.1	5.9	50.9	14.7
Income from continuing operations	115.8	46.4	237.6	96.8
Loss from discontinued operations, net of income tax	(0.2)	(0.2)	(1.1)	(0.7)
Net income	$115.6	$46.2	$236.5	$96.1

Basic weighted-average common shares outstanding	40.0	37.6	38.8	37.6
Diluted weighted-average common shares outstanding	41.4	38.5	41.9	38.1

Earnings (loss) per share:
Continuing operations:
Basic earnings per share	$2.90	$1.23	$6.12	$2.57
Diluted earnings per share	$2.80	$1.21	$5.67	$2.54
Discontinued operations:
Basic loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Diluted loss per share	$—	$(0.01)	$(0.03)	$(0.02)
Net income:
Basic earnings per share	$2.89	$1.23	$6.10	$2.56
Diluted earnings per share	$2.79	$1.20	$5.64	$2.52

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$115.6	$46.2	$236.5	$96.1
Other comprehensive income (loss), net of income tax
Foreign currency translation	4.6	(3.4)	(0.6)	17.4
Defined employee benefit plan	(0.1)	(0.1)	(0.4)	(0.3)
Comprehensive income	$120.1	$42.7	$235.5	$113.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders' Equity

(In millions, except per share amounts)

	Common Stock		Common Stock		Accumulated
			Associated with	Additional	Other		Total
			Deferred	Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Compensation Plan	Capital	Income (Loss)	Earnings	Equity
Balances, December 31, 2024	37.7	$—	$(0.9)	$189.1	$(11.8)	$1,026.7	$1,203.1
Stock issued from equity plans	0.2	—	—	(9.1)	—	—	(9.1)
Stock-based compensation	—	—	—	11.6	—	—	11.6
Share repurchases	—	—	—	—	—	(0.9)	(0.9)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.8)	(3.8)
Other comprehensive income	—	—	—	—	4.5	—	4.5
Deferred compensation	—	—	—	—	—	0.2	0.2
Common shares issued to deferred compensation plan	—	—	(1.7)	1.7	—	—	—
Net income	—	—	—	—	—	24.7	24.7
Balances, March 31, 2025	37.9	—	(2.6)	193.3	(7.3)	1,046.9	1,230.3
Stock issued from equity plans	0.1	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	—	12.2	—	—	12.2
Share repurchases	(0.3)	—	—	(1.4)	—	(21.4)	(22.8)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.9)	(3.9)
Other comprehensive income	—	—	—	—	16.1	—	16.1
Deferred compensation	—	—	—	—	—	(0.9)	(0.9)
Net income	—	—	—	—	—	25.2	25.2
Balances, June 30, 2025	37.7	—	(2.6)	205.2	8.8	1,045.9	1,257.3
Stock issued from equity plans	—	—	—	(0.3)	—	—	(0.3)
Stock-based compensation	—	—	—	12.3	—	—	12.3
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.9)	(3.9)
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)
Deferred compensation	—	—	—	—	—	(0.9)	(0.9)
Net income	—	—	—	—	—	46.2	46.2
Balances, September 30, 2025	37.7	$—	$(2.6)	217.2	$5.3	$1,087.3	$1,307.2

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Stockholders' Equity (Continued)

(In millions, except per share amounts)

	Common Stock		Common Stock		Accumulated
			Associated with	Additional	Other		Total
			Deferred	Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Compensation Plan	Capital	Income (Loss)	Earnings	Equity
Balances, December 31, 2025	37.8	$—	$(2.6)	$230.6	$6.2	$1,128.6	$1,362.8
Stock issued from equity plans	0.2	—	—	(40.6)	—	—	(40.6)
Stock-based compensation	—	—	—	13.0	—	—	13.0
Share repurchases	—	—	—	—	—	(0.3)	(0.3)
Dividends declared ($0.10 per share)	—	—	—	—	—	(3.8)	(3.8)
Other comprehensive loss	—	—	—	—	(3.3)	—	(3.3)
Deferred compensation	—	—	—	—	—	(12.6)	(12.6)
Common shares issued to deferred compensation plan, net	—	—	(12.2)	14.6	—	—	2.4
Net income	—	—	—	—	—	66.8	66.8
Balances, March 31, 2026	38.0	—	(14.8)	217.6	2.9	1,178.7	1,384.4
Stock issued from equity plans	—	—	—	1.5	—	—	1.5
Stock-based compensation	—	—	—	18.1	—	—	18.1
Dividends declared ($0.10 per share)	—	—	—	—	—	(4.1)	(4.1)
Other comprehensive loss	—	—	—	—	(2.2)	—	(2.2)
Deferred compensation	—	—	—	—	—	(2.7)	(2.7)
Common shares issued to deferred compensation plan, net	—	—	0.4	0.8	—	—	1.2
Induced conversion of 2028 Notes	2.0	—	—	14.5	—	—	14.5
Partial unwind of Note Hedges and Warrants – 2028 Notes	—	—	—	44.6	—	—	44.6
Premiums paid for Capped Call – 2031 Notes	—	—	—	(69.0)	—	—	(69.0)
Tax impact of 2031 Notes	—	—	—	15.7	—	—	15.7
Net income	—	—	—	—	—	54.1	54.1
Balances, June 30, 2026	40.0	—	(14.4)	243.8	0.7	1,226.0	1,456.1
Stock issued from equity plans	—	—	—	(1.5)	—	—	(1.5)
Stock-based compensation	—	—	—	17.3	—	—	17.3
Dividends declared ($0.10 per share)	—	—	—	—	—	(4.1)	(4.1)
Other comprehensive income	—	—	—	—	4.5	—	4.5
Deferred compensation	—	—	—	—	—	4.9	4.9
Common shares issued to deferred compensation plan, net	—	—	0.2	0.4	—	—	0.6
Tax impact from unwind of Note Hedges and Warrants – 2028 Notes	—	—	—	(2.7)	—	—	(2.7)
Net income	—	—	—	—	—	115.6	115.6
Balances, September 30, 2026	40.0	$—	$(14.2)	$257.3	$5.2	$1,342.4	$1,590.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCED ENERGY INDUSTRIES, INC.

Unaudited Consolidated Statements of Cash Flows

(In millions)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$236.5	$96.1
Less: loss from discontinued operations, net of income tax	(1.1)	(0.7)
Income from continuing operations, net of income tax	237.6	96.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	49.5	46.8
Stock-based compensation	58.1	41.2
Amortization of debt issuance costs and debt discount	4.3	2.4
Loss on induced conversion of debt	31.8	—
Deferred income taxes	13.3	—
Impairment charge on long-lived assets	0.5	1.8
Other	(0.1)	(3.7)
Changes in operating assets and liabilities, net of assets acquired
Accounts receivable, net	(149.1)	(31.2)
Inventories	(234.0)	(35.4)
Other assets	(17.5)	(5.7)
Accounts payable	136.4	50.5
Operating lease right-of-use assets and operating lease liabilities, net	(1.7)	2.5
Other liabilities and accrued expenses	16.6	(11.4)
Net cash from operating activities from continuing operations	145.7	154.6
Net cash from operating activities from discontinued operations	(1.6)	(1.8)
Net cash from operating activities	144.1	152.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term investments	(1.4)	(2.0)
Purchases of property and equipment	(117.2)	(69.9)
Net cash from investing activities	(118.6)	(71.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(0.7)	(1.9)
Dividend payments	(12.0)	(11.6)
Payment of acquisition holdback	—	(1.5)
Purchase and retirement of common stock	(0.5)	(23.7)
Net payments related to stock-based awards	(40.6)	(8.3)
Proceeds from issuance of 2031 Notes, net	1,129.3	—
Premiums paid for Capped Call – 2031 Notes	(69.0)	—
Payments to settle 2028 Notes	(440.9)	—
Proceeds from Note Hedges and Warrants unwind – 2028 Notes	44.6	—
Net cash from financing activities	610.2	(47.0)

Effect of currency translation on cash, cash equivalents and restricted cash	(0.3)	2.6

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	635.4	36.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	791.2	722.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$1,426.6	$758.6

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly Advanced Energy’s financial position as of September 30, 2026, and the results of our operations and cash flows for the three and nine months ended September 30, 2026 and 2025.

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

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 permits the use of certain estimates and assumptions in developing forecasts used for determining expected credit losses on accounts receivable. We adopted this guidance on January 1, 2026, and it was not material to our consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 eliminates the consideration of project development stages in determining whether a cost is eligible for capitalization. Instead, cost capitalization will be based on a “probable to complete” threshold. This guidance will be effective for us on January 1, 2028. We are evaluating the impact, if any, that the adoption of ASU 2025-06 may have on our consolidated financial statements.

NOTE 2.    REVENUE

Disaggregation of revenue

The following tables present additional information regarding our revenue:

Revenue by Market

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Semiconductor Equipment	$322.2	$196.6	$819.9	$628.3
Data Center Computing	256.2	171.6	641.9	409.4
Industrial and Medical	90.5	71.2	242.5	204.1
Telecom and Networking	27.5	23.9	77.2	67.6
Total	$696.4	$463.3	$1,781.5	$1,309.4

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue by Significant Countries

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025

	(in millions)
United States	$176.9	25.4%	$113.9	24.6%	$451.7	25.4%	$399.8	30.5%
Mexico	179.2	25.7	72.4	15.6	436.3	24.5	155.2	11.9
Malaysia	82.2	11.8	44.4	9.6	194.5	10.9	117.4	9.0
Japan	47.9	6.9	71.1	15.3	138.1	7.8	167.0	12.8
All others	210.2	30.2	161.5	34.9	560.9	31.4	470.0	35.8
Total	$696.4	100.0%	$463.3	100.0%	$1,781.5	100.0%	$1,309.4	100.0%

We attribute revenue to individual countries based on the customer’s ship-to location. Excluding the specific countries listed above, no individual country exceeded 10% of our total consolidated revenues during the periods presented.

Revenue by Category

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Product	$646.6	$415.7	$1,638.2	$1,172.0
Services and other	49.8	47.6	143.3	137.4
Total	$696.4	$463.3	$1,781.5	$1,309.4

Other revenue includes certain spare parts and products sold by our service group.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.    BALANCE SHEET INFORMATION

Accounts Receivable, Net

We record accounts receivable at net realizable value. Our accounts receivable, net balance was $474.8 million as of September 30, 2026. As of September 30, 2026, and December 31, 2025, expected credit losses related to receivables were $0.6 million and $0.6 million, respectively.

Inventories

We value inventories at the lower of cost or net realizable value, computed on a first-in, first-out basis. Components of inventories were as follows:

	September 30,	December 31,
	2026	2025

	(in millions)
Parts and raw materials	$513.5	$313.6
Work in process	37.5	27.3
Finished goods	94.7	70.3
Total	$645.7	$411.2

Warranties

Our sales agreements include customary product warranty provisions, which generally range from 12 to 36 months after shipment. We record the estimated warranty cost when we recognize revenue. This estimate is based on historical experience by product and configuration.

Our estimated warranty obligation is included in other accrued expenses. Changes in our product warranty obligation were as follows:

(in millions)
December 31, 2025	$7.2
Net increases to accruals	1.0
Warranty expenditures	(2.0)
September 30, 2026	$6.2

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	September 30, 2026
	Gross Carrying	Accumulated	Net Carrying	Weighted-Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$100.9	$(81.4)	$19.5	6.2
Customer relationships	170.3	(94.6)	75.7	7.1
Trademarks and other	26.8	(19.7)	7.1	2.9
Total	$298.0	$(195.7)	$102.3	6.6

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Weighted-Average Remaining
	Amount	Amortization	Amount	Useful Life (in years)

	(in millions)
Technology	$101.8	$(78.2)	$23.6	6.6
Customer relationships	171.4	(86.3)	85.1	7.7
Trademarks and other	27.3	(18.3)	9.0	3.6
Total	$300.5	$(182.8)	$117.7	7.2

Amortization expense related to intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Amortization expense	$5.0	$5.6	$15.5	$16.7

Estimated future amortization expense related to intangibles is as follows:

Year Ending December 31,	(in millions)
2026 (remaining)	$4.8
2027	17.8
2028	16.6
2029	15.0
2030	13.4
Thereafter	34.7
Total	$102.3

The following table summarizes the changes in goodwill:

(in millions)
December 31, 2025	$300.8
Foreign currency translation and other	(1.7)
September 30, 2026	$299.1

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.    LEASES

Components of total operating lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Operating lease cost	$6.1	$6.5	$19.1	$19.4
Short-term and variable lease cost	2.0	1.6	5.6	4.7
Total operating lease cost	$8.1	$8.1	$24.7	$24.1

Estimated future payments on our operating lease liabilities are as follows:

Year Ending December 31,	(in millions)
2026 (remaining)	$6.4
2027	25.9
2028	25.2
2029	21.2
2030	19.8
Thereafter	62.1
Total lease payments	160.6
Less: Interest	(34.5)
Present value of lease liabilities	$126.1

The following tables present additional information about our lease agreements:

	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term (in years)	7.4	8.2
Weighted-average discount rate	6.3%	6.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Cash paid for operating leases	$6.4	$6.8	$19.7	$19.8
Right-of-use assets obtained in exchange for operating lease liabilities	$18.1	$—	$30.1	$19.4

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. LONG-TERM DEBT

Long-term debt on our Consolidated Balance Sheets consists of the following:

	September 30,	December 31,
	2026	2025

	(in millions)
2.5% Convertible Notes due 2028	$136.4	$575.0
0.0% Convertible Notes due 2031	1,150.0	—
Less: unamortized debt discount and issuance costs	(20.5)	(7.5)
Carrying amount, net	1,265.9	567.5
Less: current maturities	(136.4)	(567.5)
Net long-term debt	$1,129.5	$—

As of September 30, 2026, we were in compliance with the covenants under all debt agreements.

The following table summarizes interest expense related to our debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Interest expense	$0.7	$3.4	$7.0	$10.3
Amortization of debt issuance costs	2.3	0.8	4.0	2.3
Total interest expense related to debt	$3.0	$4.2	$11.0	$12.6

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

We recorded a $31.8 million loss on the induced conversion of debt in other income (expense), net for the nine months ended September 30, 2026. The loss represents the excess of the fair value of the consideration transferred over the fair value of the conversion consideration issuable under the original terms of the 2028 Notes.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The remaining $5.0 million of unamortized debt discount and issuance costs associated with the exchanged portion of the 2028 Notes was derecognized as part of the conversion, with a corresponding amount recorded in additional paid-in capital. The derecognition was a non-cash financing activity.

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

On June 12, 2026, we issued a notice of redemption for the remaining outstanding principal amount of the 2028 Notes with a redemption date of September 23, 2026. Holders electing conversion were required to surrender their 2028 Notes prior to the close of business on September 22, 2026. The Company elected to settle conversions of the 2028 Notes through payment of cash for the principal portion and delivery of shares of common stock for the excess conversion value. For 2028 Notes converted in connection with the redemption notice, the conversion rate was increased by 0.0743 shares per $1,000 principal amount.

On September 23, 2026, we redeemed and cancelled $0.4 million principal amount of the 2028 Notes. In connection with the note redemption and conversions, we unwound the remaining Note Hedges and Warrants prior to September 30, 2026 and received net 28 thousand shares of common stock.

Subsequent to the third quarter, on October 2, 2026, we settled conversions of and redeemed the remaining $136.4 million principal amount of the 2028 Notes in cash for the principal amount and issued 0.5 million shares of common stock for the remainder of the conversion value (other than cash in lieu of any fractional shares).

We use level 2 measurements to estimate the fair value of our debt. As of September 30, 2026 and December 31, 2025, we estimate the fair value of our 2028 Notes and 2031 Notes combined to be $1.2 billion and $951.1 million, respectively.

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

At the time of termination, no borrowings were outstanding under the prior credit agreement, and there have been no borrowings under the Credit Agreement to date. As of September 30, 2026, we had $600.0 million available on the Revolving Facility.

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

	Foreign Currency Translation	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2024	$(22.3)	$10.5	$(11.8)
Other comprehensive income (loss) prior to reclassifications	4.5	—	4.5
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	(0.1)	—
Balance at March 31, 2025	$(17.7)	$10.4	$(7.3)
Other comprehensive income (loss) prior to reclassifications	16.2	—	16.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	(0.1)
Balance at June 30, 2025	$(1.5)	$10.3	$8.8
Other comprehensive income (loss) prior to reclassifications	(3.4)	—	(3.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	(0.1)
Balance at September 30, 2025	$(4.9)	$10.2	$5.3

	Foreign Currency Translation	Defined Employee Benefit Plan	Total

	(in millions)
Balance at December 31, 2025	$(7.1)	$13.3	$6.2
Other comprehensive income (loss) prior to reclassifications	(3.2)	—	(3.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	(0.1)
Balance at March 31, 2026	$(10.3)	$13.2	$2.9
Other comprehensive income (loss) prior to reclassifications	(2.0)	—	(2.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	(0.2)
Balance at June 30, 2026	$(12.3)	$13.0	$0.7
Other comprehensive income (loss) prior to reclassifications	4.6	—	4.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	(0.1)
Balance at September 30, 2026	$(7.7)	$12.9	$5.2

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts reclassified from accumulated other comprehensive income (loss) to the specific caption within the Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		To Caption on Consolidated
	2026	2025	2026	2025	Statements of Operations

	(in millions)
Foreign currency translation	$—	$—	$—	$(0.1)	Other income (expense), net
Defined employee benefit plan	0.1	0.1	0.4	0.3	Other income (expense), net
Total reclassifications	$0.1	$0.1	$0.4	$0.2

Earnings Per Share

The following table summarizes our earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Income from continuing operations	$115.8	$46.4	$237.6	$96.8

Basic weighted-average common shares outstanding	40.0	37.6	38.8	37.6
Dilutive effect of convertible notes	0.5	0.4	1.4	0.1
Dilutive effect of Warrants	0.4	—	1.1	—
Dilutive effect of stock awards	0.5	0.5	0.6	0.4
Diluted weighted-average common shares outstanding	41.4	38.5	41.9	38.1

EPS from continuing operations
Basic EPS	$2.90	$1.23	$6.12	$2.57
Diluted EPS	$2.80	$1.21	$5.67	$2.54

Anti-dilutive shares not included above
Stock awards	—	—	0.1	—
Warrants	—	0.8	—	1.8

We compute basic earnings per share of common stock (“Basic EPS”) by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period.

See Note 6. Long-Term Debt for information regarding our 2031 Notes, 2028 Notes, Note Hedges, and Warrants and Note 7. Long-Term Debt in our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our 2028 Notes, Note Hedges, and Warrants. For diluted earnings per share of common stock (“Diluted EPS”), we increase the weighted-average number of common shares outstanding during the period, as needed, to include the following:

●	Additional common shares that would have been outstanding if our outstanding stock awards had been converted to common shares using the treasury stock method. We exclude any stock awards that have an anti-dilutive effect;

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●	Dilutive impact associated with the remaining 2028 Notes and the 2031 Notes using the if-converted method. The 2028 Notes and 2031 Notes are repayable in cash up to par value and in cash or shares of common stock for the excess over par value. When the Company’s stock price is below the applicable conversion price, the 2028 Notes and 2031 Notes do not have a dilutive effect. When the stock price exceeds the applicable conversion price, the notes may have a dilutive effect.

During the second quarter of 2026, the Company issued a redemption notice for the 2028 Notes. In connection with the redemption, the related Note Hedges were unwound and settled during the third quarter. Subsequent to September 30, 2026, the remaining principal amount of the 2028 Notes was settled in cash and the excess conversion value was settled in shares of common stock. Following settlement, no 2028 Notes remained outstanding. Following the unwind of the Note Hedges, no further offsetting effect from the Note Hedges is expected.

Prior to conversion of the 2031 Notes, the Capped Call associated with the 2031 Notes is not considered in the calculation of Diluted EPS because its effect would be anti-dilutive. Upon conversion of the 2031 Notes, we expect the Capped Call to economically offset the dilutive effect of the 2031 Notes when the stock price is above $508.78 but below $678.38; and

●	Dilutive effect of the Warrants issued concurrently with the 2028 Notes using the treasury stock method. Prior to their unwind, the Warrants increased the weighted-average number of common shares outstanding when the average market price of our common stock exceeded the $179.76 exercise price of the Warrants. During the third quarter of 2026, the Warrants were unwound and settled in shares in connection with the redemption of the 2028 Notes. Accordingly, the dilutive impact of the Warrants is reflected in diluted EPS through the settlement date after which no Warrants remained outstanding.

Share Repurchases

To repurchase shares of our common stock, we periodically enter into share repurchase agreements. The following table summarizes these repurchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Amount paid or accrued to repurchase shares	$—	$—	$0.3	$23.7
Number of shares repurchased	—	—	—	0.3
Average repurchase price per share	$—	$—	$209.36	$84.19

There were no share repurchases during the three months ended September 30, 2026 and during the three months ended September 30, 2025.

As of September 30, 2026, the remaining amount authorized by the Board of Directors (“our Board” or “the Board”) for future share repurchases was $166.6 million with no time limitation.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.     FAIR VALUE MEASUREMENTS

The following tables present information about our non-pension assets and liabilities measured at fair value on a recurring basis. We classify all items below within level 2 of the fair value hierarchy. See Note 6. Long-Term Debt for information regarding the fair value of our 2028 Notes and 2031 Notes.

		September 30,	December 31,
		2026	2025

Description	Balance Sheet Classification	(in millions)
Certificates of deposit	Other current assets	$0.2	$0.2
Foreign currency forward contracts	Other accrued expenses	$0.1	$0.1
Investments	Other assets	$20.1	$13.5
Deferred compensation liabilities	Other liabilities	$20.0	$13.4

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

As of September 30, 2026 and December 31, 2025, we had $114.4 million and $60.5 million, respectively, of foreign currency forward contracts outstanding.

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

NOTE 10.    RESTRUCTURING, ASSET IMPAIRMENTS, AND OTHER CHARGES

Details of restructuring, asset impairments, and other charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Restructuring	$(1.0)	$—	$1.3	$4.6
Asset impairments	—	0.2	0.5	1.8
Other charges	1.0	0.5	2.2	2.5
Total restructuring, asset impairments, and other charges	$—	$0.7	$4.0	$8.9

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring

We have the following restructuring plans in process. The amounts incurred as a result of the approved actions are estimates, and actual results may differ, which could result in incremental restructuring charges in future periods.

2026 Plan

In 2026, we reorganized our Global Sales, Marketing and Operations teams to meet our current and future needs including geographic needs (the “2026 Plan”). We expect these activities to conclude in 2026 and do not expect to incur significant additional charges.

2025 Plan

During the second quarter of 2025, we approved actions related to consolidating our research and development, sales, and administrative functions in connection with our manufacturing and footprint consolidation (the “2025 Plan”). We expect these actions to be substantially complete during 2027 and do not expect to incur significant additional charges.

2024 Plan

In 2024, we approved actions in furtherance of our manufacturing consolidation initiatives intended to optimize our manufacturing footprint and cost structure, including the closure of our Zhongshan, China manufacturing facility (the “2024 Plan”). Manufacturing operations in Zhongshan ceased during the second quarter of 2025. Final closure activities are in progress and expected to conclude in 2026. During the first nine months of 2026, we recognized expenses of $0.8 million related to these actions and may incur additional charges to complete the closure.

2023 Plan

In 2023, we approved a plan intended to optimize and further consolidate our manufacturing operations and functional support groups as well as a general reduction-in-force to align our expenses to revenue levels (the “2023 Plan”). We expect final activities to conclude in the first quarter of 2027 and do not expect to incur significant additional charges.

Changes in restructuring liabilities were as follows:

	2026 Plan	2025 Plan	2024 Plan	2023 Plan	Total

	(in millions)
December 31, 2025	$—	$4.5	$3.4	$3.2	$11.1
Costs incurred and charged to expense	2.1	0.3	1.2	0.1	3.7
Costs paid	(0.3)	(2.1)	(2.3)	(0.5)	(5.2)
Change in estimate	—	(1.2)	—	(1.2)	(2.4)
September 30, 2026	$1.8	$1.5	$2.3	$1.6	$7.2

The above restructuring liability of $7.2 million is recorded in other accrued expenses on our Consolidated Balance Sheets.

	Cumulative Cost Through
	September 30, 2026
	2026 Plan	2025 Plan	2024 Plan	2023 Plan	Total

	(in millions)
Severance and related charges	$2.1	$3.8	$31.9	$14.8	$52.6
Facility relocation and closure charges	—	—	0.1	—	0.1
Total restructuring charges	$2.1	$3.8	$32.0	$14.8	$52.7

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Asset Impairments

During the nine months ended September 30, 2026, we recorded a $0.5 million impairment charge in connection with vacating a facility.

Other Charges

Other charges relate to personnel transition costs and costs related to organizational restructuring activities of our legal entities.

NOTE 11.    STOCK-BASED COMPENSATION

The Compensation Committee of our Board administers our stock plans. As of September 30, 2026, we have two active stock-based incentive compensation plans: the Amended and Restated 2023 Omnibus Incentive Plan (the “2023 Incentive Plan”) under which we issue all new equity compensation grants and the Employee Stock Purchase Plan (“ESPP”). Outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. We do not have material outstanding stock option awards.

The 2023 Incentive Plan provides for the grant of awards including stock options, stock appreciation rights, performance stock units (“PSUs”), performance units, stock, restricted stock, restricted stock units (“RSUs”), and cash incentive awards.

The following table summarizes information related to our stock-based incentive compensation plans:

September 30, 2026
(in millions)
Shares available for future issuance under the 2023 Incentive Plan	3.7
Shares available for future issuance under the ESPP	0.5

Stock-Based Compensation Expense

We recognize stock-based compensation expense based on the fair value of the awards issued with the corresponding expense recorded within the functional area of the employee receiving the award.

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Stock-based compensation expense	$18.6	$14.6	$58.1	$41.2

During the three and nine months ended September 30, 2026, stock-based compensation expense included $0.9 million and $2.8 million, respectively, related to the acquisition of Airity Technologies, Inc. in June 2024.

Restricted Stock Units

Generally, we grant RSUs with a three-year time-based vesting schedule. Certain RSUs also include performance-based or market-based vesting conditions in addition to the time-based vesting requirements and are referred to as PSUs. RSUs are generally granted with a grant-date fair value based on the market price of our stock on the date of grant. For PSUs that vest based on the Company’s relative total shareholder return over the performance period compared with a predetermined peer group, grant-date fair value is determined using a Monte Carlo simulation.

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our RSUs were as follows:

	Nine Months Ended September 30, 2026
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
	(in millions)
RSUs outstanding at beginning of period	1.0	$111.72
RSUs granted	0.3	$304.06
RSUs vested	(0.5)	$106.62
RSUs forfeited	(0.1)	$138.43
RSUs outstanding at end of period	0.7	$183.98

RSUs that vested during the period exceeded RSUs granted primarily due to the settlement of market-based PSU awards at payout levels above target as a result of the Company’s relative total shareholder return performance.

On October 29, 2026, the Compensation Committee of the Company’s Board of Directors approved an amendment to the outstanding performance stock unit awards (the “PSU Awards”). The amendment removed the cap that limited the earned value of the relative total shareholder return (“rTSR”) performance metric component to five times the grant-date value. The amendment did not modify any other terms of the PSU Awards, including the applicable service periods or the limitation that the maximum payout under each PSU Award may not exceed 200% of the target shares established by the Compensation Committee. As a result of the modification, we expect to recognize approximately $10.0 million of additional stock-based compensation expense, of which approximately $4.0 million is expected to be recognized in the fourth quarter of 2026, with the remainder recognized over the remaining service periods of the respective grants.

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

Assets of the rabbi trust not held in Company shares are presented in other assets, and any gains or losses are included in other income (expense), net. The fair value of the Company shares held in the rabbi trust is classified in stockholders’ equity.

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

ADVANCED ENERGY INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information regarding the rabbi trust’s assets and liabilities:

		September 30,	December 31,
		2026	2025

Description	Balance Sheet Classification	(in millions)
Investments	Other assets	$20.1	$13.5
Deferred compensation liabilities	Other liabilities	$20.0	$13.4
Stock awards elected for deferral	Temporary equity	$16.0	$7.8
Company shares of common stock	Stockholders' equity	$14.2	$2.6

NOTE 12.    INCOME TAX

The following table summarizes tax provision and the effective tax rate for our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Income from continuing operations, before income tax	$151.9	$52.3	$288.5	$111.5
Income tax provision	$36.1	$5.9	$50.9	$14.7
Effective tax rate	23.8%	11.3%	17.6%	13.2%

Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for the three months ended September 30, 2026 was higher than the same period in 2025 primarily due to the unwind of the remaining Note Hedges associated with the 2028 Notes, as well as a non-cash tax charge associated with the 5-year extension of the Singapore tax holiday incentive.

For the nine months ended September 30, 2026, the effective tax rate was higher than the same period in 2025 primarily due to the unwind of the remaining Note Hedges associated with the 2028 Notes, the 2028 Note Exchange completed in May 2026, as well as a non-cash tax charge associated with a 5-year extension of the Singapore tax holiday incentive.

Certain jurisdictions in which the Company operates have enacted, or are in the process of implementing, the Organisation for Economic Co-operation and Development (“OECD”) Pillar Two global minimum tax framework. During 2026, the OECD issued additional administrative guidance, including Side-by-Side guidance, which the Company continues to evaluate and monitor for the jurisdictions in which it operates.

The Company's income tax provision reflects the effects of recent tax legislation and regulatory developments, including the OECD Pillar Two global minimum tax framework and the One Big Beautiful Bill Act ("OBBB"). The Company has incorporated the effects of enacted provisions and issued guidance into its financial statements and continues to monitor developments and evaluate their impact on its tax position, cash taxes, and effective tax rate.

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

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER DISCLOSURES

Certain of our cash and non-cash activities were as follows:

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Non-cash investing activities:
Capital expenditures in accounts payable and other accrued expenses	$23.0	$25.2
Cash paid for:
Interest	$10.8	$14.4
Income taxes	$22.8	$20.5
Cash received from income taxes	$2.3	$3.1
Restricted cash (in Other current assets)	$2.0	$—

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

Risks and uncertainties to which our forward-looking statements are subject include:

●	volatility, cyclicality, and business fluctuations in the industries in which we compete;
●	risks associated with availability and price of certain semiconductor and other components which may be in limited supply relative to global demand;
●	risks associated with changes in demand mix or level due to customer constraints, timing of investments, or availability of materials at our customers;
●	risks related to geopolitical conditions, such as the impact of tariffs and export regulations, and escalating global conflicts on macroeconomic conditions, including recent developments in the Middle East;
●	macroeconomic conditions such as economic uncertainty, rising interest rates, inflation, lack of growth in our markets, fluctuations in commodity prices and currency exchange rates, and recession;
●	our ability to achieve design wins with new and existing customers;
●	our ability to accurately forecast and meet customer demand;
●	risks associated with scaling our manufacturing capacity, timely customer qualification of new manufacturing lines, improving our manufacturing efficiency, and controlling manufacturing costs;
●	pricing pressure from customers and competitors;
●	concentration of our customer base;
●	risks associated with potential breach of our information security measures— either external breach or internal data theft;
●	difficulties with the implementation of our enterprise resource planning and other enterprise-wide information technology system applications;
●	our loss of or inability to attract and retain key personnel;

●	risks associated with our manufacturing footprint optimization, movement of manufacturing locations for certain products, and timing and effectiveness of the ramp of our new Thailand factory;
●	disruptions to our manufacturing operations or those of our customers or suppliers;
●	our ability to successfully identify, close, integrate and realize anticipated benefits from our acquisitions or divestitures;
●	quality issues, unanticipated costs in fulfilling our warranty obligations or adequacy of our warranty reserves, claims outside of warranty, or product liability claims;
●	our ability to enforce, protect and maintain our proprietary technology and intellectual property rights and avoid claims alleging infringement of the intellectual property rights of others;
●	legal matters, claims, investigations, and proceedings;
●	changes to tax laws and regulations or our tax rates;
●	changes to and maintaining compliance with U.S. federal, state, local and foreign regulations, including with respect to trade compliance, privacy and data protection, supply chain, and environmental, health and safety regulation;
●	effect of our debt obligations and restrictive covenants on our ability to operate our business;
●	risks related to our unfunded pension obligations;
●	our estimates of the fair value of intangible assets;
●	the potential impact of dilution and counterparty default risk related to our convertible debt, hedge, warrant and capped call transactions;
●	risks relating to ownership of our common stock; and
●	the risks and uncertainties described in Part I, Item 1A in the 2025 Form 10-K.

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

On June 12, 2026, we issued a notice of redemption for the remaining outstanding principal amount of the 2028 Notes with a redemption date of September 23, 2026. Holders electing conversion were required to surrender their 2028 Notes prior to the close of business on September 22, 2026. The Company elected to settle conversions of the 2028 Notes through payment of cash for the principal portion and delivery of shares of common stock for the excess conversion value. For 2028 Notes converted in connection with the redemption notice, the conversion rate was increased by 0.0743 shares per $1,000 principal amount.

On September 23, 2026, we redeemed and cancelled $0.4 million principal amount of the 2028 Notes. In connection with the note redemption and conversions, we unwound the remaining Note Hedges and Warrants prior to September 30, 2026 and received net 28 thousand shares of common stock.

Subsequent to the third quarter, on October 2, 2026, we settled conversions of and redeemed the remaining $136.4 million principal amount of the 2028 Notes in cash for the principal amount and issued 0.5 million shares of common stock for the remainder of the conversion value (other than cash in lieu of any fractional shares).

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

End Markets Summary and Trends

Our business and results of operations continue to be influenced by a dynamic global trade, geopolitical, and supply chain environment. Overall growth has been driven primarily by investments in AI-related equipment, semiconductor capacity and capability, and economic recovery and inventory normalization in industrial and medical markets. At the same time, we are monitoring developments related to tariffs and trade policy. In addition, heightened geopolitical instability, including the conflicts in the Middle East, has contributed to volatility in energy markets, disruptions to global shipping, and broader macroeconomic uncertainty. Increased demand relative to supply for AI-related equipment and semiconductors is extending lead times and increasing prices of certain components, impacting both timing of some customer demand and many of our suppliers. We are taking actions to procure strategic supply of materials and endeavor to recover increased costs through pricing actions.

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

Our portfolio of power conversion and related products sold into this market includes plasma power, high-voltage power, system power, and adjacent sensing solutions. Our plasma power solutions are used to create plasma-based etch and deposition processes. Our semiconductor market products are incorporated into a wide range of applications, including dry etch and strip, deposition, ion implantation, inspection and metrology, rapid thermal processing, epitaxy, and back-end test and packaging.

In the first nine months of 2026, the Semiconductor Equipment market continued to grow due to demand for leading-edge devices in logic and memory, driving growing demand for our products. We expect these market conditions to continue in the remainder of the year.

Data Center Computing Market

The Data Center Computing market is being driven by the rapid growth of AI and related investments. The accelerated power rating of next-generation AI processors and increased density of AI processors in IT racks have significantly increased the power requirements for AI-based servers and racks which, in turn, increased the importance of high-power efficiency, density, and reliability for server rack power solutions.

Our AC-DC and DC-DC power conversion products are designed into data center server and storage systems and are also used by hyperscale and their partners.

Due to increased investments in AI applications by leading hyperscale customers along with adoption of our next generation high power solutions, revenue in the Data Center Computing market increased in the first nine months of 2026 compared to the same period in the previous year, and we expect this trend to continue in the remainder of 2026.

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

In the first nine months of 2026, demand in the Industrial and Medical market increased compared to the same period in the prior year, driven by growing demand for our products. We expect demand to continue to improve in the remainder of 2026.

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

End market demand in the Telecom and Networking market increased in the first nine months of 2026 compared to the same period in the previous year, with growth primarily driven by demand in AI-related applications. We expect this trend to continue for the remainder of 2026.

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

The following table sets forth certain data derived from our Consolidated Statements of Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025

					(in millions)
Revenue	$696.4	100.0%	$463.3	100.0%	$1,781.5	100.0%	$1,309.4	100.0%
Gross profit	289.1	41.5	174.4	37.6	726.1	40.8	488.3	37.3
Operating expenses	145.9	21.0	125.2	27.0	419.5	23.5	376.9	28.8
Operating income from continuing operations	143.2	20.6	49.2	10.6	306.6	17.2	111.4	8.5
Interest income	11.6	1.7	6.6	1.4	25.6	1.4	20.1	1.5
Interest expense	(3.0)	(0.4)	(4.2)	(0.9)	(10.4)	(0.6)	(12.6)	(1.0)
Loss on induced conversion of debt	—	—	—	—	(31.8)	(1.8)	—	—
Other income (expense), net	0.1	—	0.7	0.2	(1.5)	(0.1)	(7.4)	(0.6)
Income from continuing operations, before income tax	151.9	21.8	52.3	11.3	288.5	16.2	111.5	8.5
Income tax provision	36.1	5.2	5.9	1.3	50.9	2.9	14.7	1.1
Income from continuing operations	$115.8	16.6%	$46.4	10.0%	$237.6	13.3%	$96.8	7.4%

Revenue

The following tables summarize net sales and percentages of net sales by markets:

	Three Months Ended September 30,				Change 2026 v. 2025
	2026		2025		Dollar	Percent

	(in millions)
Semiconductor Equipment	$322.2	46.3%	$196.6	42.4%	$125.6	63.9%
Data Center Computing	256.2	36.8	171.6	37.0	84.6	49.3%
Industrial and Medical	90.5	13.0	71.2	15.4	19.3	27.1%
Telecom and Networking	27.5	3.9	23.9	5.2	3.6	15.1%
Total	$696.4	100.0%	$463.3	100.0%	$233.1	50.3%

	Nine Months Ended September 30,				Change 2026 v. 2025
	2026		2025		Dollar	Percent

	(in millions)
Semiconductor Equipment	$819.9	46.0%	$628.3	48.0%	$191.6	30.5%
Data Center Computing	641.9	36.0	409.4	31.3	232.5	56.8%
Industrial and Medical	242.5	13.6	204.1	15.6	38.4	18.8%
Telecom and Networking	77.2	4.4	67.6	5.1	9.6	14.2%
Total	$1,781.5	100.0%	$1,309.4	100.0%	$472.1	36.1%

Revenue by Market

Semiconductor Equipment revenue for the three and nine months ended September 30, 2026 increased compared to the same periods in 2025 on strengthening equipment demand for leading-edge processes.

The increases in Data Center Computing revenue for the three and nine months ended September 30, 2026, compared to the same periods in 2025, were due to increased AI investments by leading hyperscale customers and incremental growth associated with design wins secured previously.

The increases in Industrial and Medical revenue for the three and nine months ended September 30, 2026, compared to the same periods in 2025, were primarily due to an improved demand environment in the end markets.

The increases in Telecom and Networking revenue for the three and nine months ended September 30, 2026, compared to the same periods in 2025, were primarily driven by growth in AI-related applications.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change 2026 v. 2025
	2026	2025	Dollar	Percent

	(in millions)
Gross profit	$289.1	$174.4	$114.7	65.8%
Gross margin	41.5%	37.6%

	Nine Months Ended September 30,		Change 2026 v. 2025
	2026	2025	Dollar	Percent

	(in millions)
Gross profit	$726.1	$488.3	$237.8	48.7%
Gross margin	40.8%	37.3%

For the three and nine months ended September 30, 2026, the increases in gross profit were primarily attributable to higher revenue and favorable product mix, including contributions from new products. Gross margin increased primarily due to the impact of mix improvement, which contributed approximately 200 basis points and 240 basis points, respectively, as well as higher volume.

Operating Expenses

The following table summarizes our operating expenses and as a percentage of revenue:

	Three Months Ended September 30,
	2026		2025

	(in millions)
Research and development	$67.1	9.6%	$59.1	12.8%
Selling, general, and administrative	73.8	10.6	59.8	12.9
Amortization of intangible assets	5.0	0.7	5.6	1.2
Restructuring, asset impairments, and other charges	—	—	0.7	0.2
Total operating expenses	$145.9	21.0%	$125.2	27.0%

	Nine Months Ended September 30,
	2026		2025

	(in millions)
Research and development	$194.5	10.9%	$172.3	13.2%
Selling, general, and administrative	205.5	11.5	179.0	13.7
Amortization of intangible assets	15.5	0.9	16.7	1.3
Restructuring, asset impairments, and other charges	4.0	0.2	8.9	0.7
Total operating expenses	$419.5	23.5%	$376.9	28.9%

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

Other income (expense), net consists primarily of foreign exchange gains and losses and other miscellaneous items. For the three months ended September 30, 2026, other income (expense), net decreased by $0.6 million compared to the same period in the prior year primarily due to an increase in miscellaneous expense, partially offset by foreign exchange gains. For the nine months ended September 30, 2026, other income (expense), net increased by $5.9 million compared to the same period in the prior year primarily due to foreign exchange gains in the current year compared to foreign exchange losses in the prior year.

Interest expense decreased compared to the same period in the prior year due to the partial repayment of the 2028 Notes during the second quarter of 2026. See Note 6. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for information regarding our debt.

Loss on Induced Conversion of Debt

The induced conversion expense in the nine months ended September 30, 2026 represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2028 Notes.

Income Tax Provision

The following table summarizes tax provision and the effective tax rate for our income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Income from continuing operations, before income tax	$151.9	$52.3	$288.5	$111.5
Income tax provision	$36.1	$5.9	$50.9	$14.7
Effective tax rate	23.8%	11.3%	17.6%	13.2%

Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, as well as tax credits, partially offset by net U.S. tax on foreign operations. The effective tax rate for the three months ended September 30, 2026, was higher than the same period in 2025 primarily due to the unwind of the remaining Note Hedges associated with the 2028 Notes, as well as a non-cash tax charge associated with the 5-year extension of the Singapore tax holiday incentive.

For the nine months ended September 30, 2026, the effective tax rate was higher than the same period in 2025 primarily due to the unwind of the remaining Note Hedges associated with the 2028 Notes, the 2028 Note Exchange completed in May 2026, as well as a non-cash tax charge associated with a 5-year extension of the Singapore tax holiday incentive.

See Note 12. Income Tax in Part I, Item 1 “Unaudited Consolidated Financial Statements” for information regarding our income tax provision.

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

Reconciliation of non-GAAP measures
Non-GAAP gross profit, gross margin, operating expenses,	Three Months Ended September 30,		Nine Months Ended September 30,
operating income, and operating margin	2026	2025	2026	2025

	(in millions)
Gross profit from continuing operations, as reported	$289.1	$174.4	$726.1	$488.3
Adjustments to gross profit:
Stock-based compensation	2.0	1.3	5.7	3.6
Facility, infrastructure, and other transition costs	2.1	5.5	6.5	10.8
Non-GAAP gross profit	293.2	181.2	738.3	502.7

GAAP gross margin	41.5%	37.6%	40.8%	37.3%
Non-GAAP gross margin	42.1%	39.1%	41.4%	38.4%

Operating expenses from continuing operations, as reported	145.9	125.2	419.5	376.9
Adjustments:
Amortization of intangible assets	(5.0)	(5.6)	(15.5)	(16.7)
Stock-based compensation	(16.6)	(13.3)	(52.4)	(37.6)
Acquisition-related costs	—	(1.2)	(0.1)	(4.0)
Facility, infrastructure, and other transition costs	(0.9)	(1.0)	(2.3)	(4.1)
Restructuring, asset impairments, and other charges	—	(0.7)	(4.0)	(8.9)
Non-GAAP operating expenses	123.4	103.4	345.2	305.6
Non-GAAP operating income	$169.8	$77.8	$393.1	$197.1

Operating income, as reported	$143.2	$49.2	$306.6	$111.4
Adjustments to gross profit	4.1	6.8	12.2	14.4
Adjustments to operating expenses	22.5	21.8	74.3	71.3
Non-GAAP operating income	$169.8	$77.8	$393.1	$197.1

Income from continuing operations, as reported	$115.8	$46.4	$237.6	$96.8
GAAP operating margin	20.6%	10.6%	17.2%	8.5%
Non-GAAP operating margin	24.4%	16.8%	22.1%	15.1%

Reconciliation of non-GAAP measures	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP income, net of income tax	2026	2025	2026	2025

	(in millions)
Income from continuing operations, net of income tax	$115.8	$46.4	$237.6	$96.8
Adjustments:
Amortization of intangible assets	5.0	5.6	15.5	16.7
Acquisition-related costs	—	1.2	0.1	4.0
Facility, infrastructure, and other transition costs	3.0	6.5	8.8	14.9
Restructuring, asset impairments, and other charges	—	0.7	4.0	8.9
Loss on induced conversion of debt	—	—	31.8	—
Unrealized foreign currency loss (gain)	(0.8)	(1.3)	(3.7)	4.7
Other costs included in other income (expense), net	0.1	—	2.7	0.2
Stock-based compensation	18.6	14.6	58.1	41.2
Tax effect of non-GAAP adjustments, including certain discrete tax benefits	8.1	(7.3)	(9.5)	(17.5)
Non-GAAP income, net of income tax	$149.8	$66.4	$345.4	$169.9

Reconciliation of non-GAAP measures	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP diluted weighted-average common shares	2026	2025	2026	2025

	(in millions)
Diluted weighted-average common shares outstanding	41.4	38.5	41.9	38.1
Hedge effect of convertible notes	(0.4)	(0.4)	(1.1)	(0.1)
Non-GAAP diluted weighted-average common shares outstanding	41.0	38.1	40.8	38.0

Reconciliation of non-GAAP measures	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP earnings per share	2026	2025	2026	2025
Diluted earnings per share from continuing operations, as reported	$2.80	$1.21	$5.67	$2.54
Add back:
Per share impact of non-GAAP adjustments, net of tax	0.85	0.53	2.80	1.93
Non-GAAP earnings per share	$3.65	$1.74	$8.47	$4.47

Reconciliation of non-GAAP measures	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP provision for income taxes	2026	2025	2026	2025

	(in millions)
Provision for income taxes, as reported	$36.1	$5.9	$50.9	$14.7
Adjustment:
Non-GAAP items and other discrete tax items excluding stock-based compensation	(12.0)	4.2	(2.7)	8.8
Tax effect of stock-based compensation	3.9	3.1	12.2	8.7
Non-GAAP provision for income taxes	$28.0	$13.2	$60.4	$32.2

Reconciliation of non-GAAP measures	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP income before income taxes	2026	2025	2026	2025

	(in millions)
Income from continuing operations, before income tax	$151.9	$52.3	$288.5	$111.5
Adjustments:
Amortization of intangible assets	5.0	5.6	15.5	16.7
Stock-based compensation	18.6	14.6	58.1	41.2
Acquisition-related costs	—	1.2	0.1	4.0
Facility, infrastructure, and other transition costs	3.0	6.5	8.8	14.9
Restructuring, asset impairments, and other charges	—	0.7	4.0	8.9
Loss on induced conversion of debt	—	—	31.8	—
Unrealized foreign currency loss (gain)	(0.8)	(1.3)	(3.7)	4.7
Other costs included in other income (expense), net	0.1	—	2.7	0.2
Non-GAAP income before income taxes	$177.8	$79.6	$405.8	$202.1
Effective tax rate, as reported	23.8%	11.3%	17.6%	13.2%
Non-GAAP effective tax rate	15.7%	16.6%	14.9%	15.9%

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

As of September 30, 2026, our cash and cash equivalents totaled $1,424.6 million, while our available funding under our undrawn Revolving Facility was $600.0 million. We believe our sources of liquidity will be adequate to meet operational needs, including capital expenditures, as well as anticipated debt service, share repurchase programs, dividends, and strategic investments.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures to reflect the current market conditions and our projected revenue and demand. Our capital expenditures are primarily directed towards manufacturing and operations and can materially influence our available cash for other initiatives. In the past year and through the third quarter, our capital expenditures increased as we are investing in our factories to expand capacity and in our new ERP system. In addition, we may seek additional debt or equity financing from time to time; however, such additional financing may not be available on acceptable terms, if at all.

Debt

During the second quarter of 2026, we completed a private, unregistered offering of $1.15 billion aggregate principal amount of the 2031 Notes and received net proceeds of approximately $1,128.1 million after deducting initial purchasers’ discounts and offering expenses. Concurrent with the issuance of the 2031 Notes, we also entered into privately negotiated exchange agreements on a portion of our outstanding 2028 Notes and exchanged an aggregate of approximately $438.3 million principal amount for aggregate consideration consisting of approximately $442.4 million in cash and approximately 2.0 million shares of common stock. We intend to use the remainder of the net proceeds from the offering for general corporate purposes and debt repayment.

On June 12, 2026, we issued a notice of redemption for the remaining outstanding principal amount of the 2028 Notes with a redemption date of September 23, 2026. On September 23, 2026, we redeemed and cancelled $0.4 million principal amount of the 2028 Notes. In connection with the note redemption and conversions, we unwound the remaining Note Hedges and Warrants prior to September 30, 2026 and received net 28 thousand shares of common stock.

As of September 30, 2026, our outstanding debt included $136.4 million principal amount of the 2028 Notes and $1.15 billion principal amount of the 2031 Notes. As of September 30, 2026, we had $600.0 million available but no borrowings under our Credit Agreement. Should we have future borrowings under our Term Loan Facility or Revolving Facility of our Credit Agreement, those borrowings would be subject to a variable rate.

Subsequent to the third quarter, on October 2, 2026, we settled conversions of and redeemed the remaining $136.4 million principal amount of the 2028 Notes in cash for the principal amount and issued 0.5 million shares of common stock for the remainder of the conversion value (other than cash in lieu of any fractional shares).

See Note 6. Long-Term Debt in Part I, Item 1 “Unaudited Consolidated Financial Statements” for additional details.

Dividends

During the nine months ended September 30, 2026, we paid quarterly cash dividends of $0.10 per share, totaling $12.0 million. We currently anticipate that a cash dividend of $0.10 per share will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, business conditions, and other factors.

Share Repurchases

There were no share repurchases during the three months ended September 30, 2026. We suspended activity under our share repurchase program in connection with the issuance of the redemption notice for the remaining 2028 Notes on June 12, 2026, and resumed the program in October 2026 in accordance with the authorized share repurchase program.

Cash Flows

A summary of our cash from operating, investing, and financing activities is as follows:

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Net cash from operating activities from continuing operations	$145.7	$154.6
Net cash from operating activities from discontinued operations	(1.6)	(1.8)
Net cash from operating activities	144.1	152.8
Net cash from investing activities	(118.6)	(71.9)
Net cash from financing activities	610.2	(47.0)
Effect of currency translation on cash, cash equivalents and restricted cash	(0.3)	2.6
Net change in cash, cash equivalents and restricted cash	635.4	36.5
Cash, cash equivalents and restricted cash, beginning of period	791.2	722.1
Cash, cash equivalents and restricted cash, end of period	$1,426.6	$758.6

Operating Activities

Net cash from continuing operations for the nine months ended September 30, 2026 was $145.7 million, compared to $154.6 million for the same period in the prior year. The $8.9 million decrease was primarily due to increased working capital, driven by higher inventory levels to support anticipated future demand and higher accounts receivable associated with increased revenue, partially offset by higher net income from continuing operations and higher accounts payable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $118.6 million, primarily due to $117.2 million in purchases of property and equipment. Capital expenditures were largely driven by continued investments in our manufacturing footprint and capacity, implementation of our new ERP system, and other capabilities across multiple sites.

Net cash used in investing activities for the nine months ended September 30, 2025 was $71.9 million primarily due to $69.9 million in purchases of property and equipment, which were largely driven by investments in our manufacturing footprint and capacity, as well as $2.0 million in purchases of investments.

Financing Activities

Net cash from financing activities for the nine months ended September 30, 2026 was $610.2 million, primarily driven by net proceeds of $1,129.3 million from the issuance of the 2031 Notes, partially offset by $440.9 million of cash paid to settle a portion of the 2028 Notes. In connection with the issuance of the 2031 Notes, the Company paid $69.0 million for the Capped Call associated with the 2031 Notes. $44.6 million was received from the partial unwind of the Note Hedges and Warrants. Other financing activities included $40.6 million in net payments related to stock-based award activities and $12.0 million of dividend payments.

Net cash used in financing activities for the nine months ended September 30, 2025 was $47.0 million and included $23.7 million for repurchases of common stock, $8.3 million in net payments related to stock-based award activities, and $11.6 million for dividend payments. In addition, we paid $1.9 million in fees related to entering the Credit Agreement and $1.5 million for the release of the holdback associated with the Airity Acquisition.

Effect of Currency Translation on Cash

During the nine months ended September 30, 2026, foreign currency translation had a minimal impact on cash. See “Foreign Currency Exchange Rate Risk” in Part I, Item 3 for more information.

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

Interest Rate Risk

At the present time, a change in interest rates does not have an impact upon our future earnings and cash flow because, subsequent to September 30, 2026, we settled the remaining principal amount of the 2028 Notes and our only outstanding debt is the 2031 Notes, which carry a fixed 0% interest rate. However, increases in interest rates could impact our decision to borrow under the Credit Agreement, our ability to refinance existing maturities, and our ability to acquire additional debt on favorable terms.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit and Finance Committee. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

There were no unregistered sales of equity securities during the third quarter of 2026.

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

There were no share repurchases during the third quarter of 2026. We suspended activity under our share repurchase program in connection with the issuance of the redemption notice for the remaining 2028 Notes on June 12, 2026, and resumed the program in October 2026. At September 30, 2026, the remaining amount authorized by the Board of Directors for future share repurchases was $166.6 million with no time limitation. All purchases are made pursuant to a previously announced program.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)

(in millions, except share and price per share data)

July	—	$—	—	$—
August	—	$—	—	$—
September	—	$—	—	$—
Total	—	$—	—

(1) On August 3, 2022, we announced that our Board approved an increase to the authorized amount under the existing share repurchase program by $97.6 million to $200.0 million, with no time limitation.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

None

ITEM 5.       OTHER INFORMATION

On October 29, 2026, the Compensation Committee of the Company’s Board of Directors approved an amendment to the outstanding performance stock unit awards (the “PSU Awards”). The amendment removed the cap that limited the earned value of the relative total shareholder return (“rTSR”) performance metric component to five times the grant-date value. The amendment did not modify any other terms of the PSU Awards, including the applicable service periods or the limitation that the maximum payout under each PSU Award may not exceed 200% of the target shares established by the Compensation Committee. As a result of the modification, we expect to recognize approximately $10.0 million of additional stock-based compensation expense, of which approximately $4.0 million is expected to be recognized in the fourth quarter of 2026, with the remainder recognized over the remaining service periods of the respective grants. The shares earned by the executives pursuant to the amended PSU Awards will be determined upon achievement of the applicable performance conditions at the end of the measurement period.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, except as described below, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K). The following table summarizes the terms of the Rule 10b5-1 trading arrangements adopted:

Name and Title	Date of Adoption	Duration of the Trading Arrangement	Aggregate Number of Shares to be Sold
Bernard R. Colpitts, Jr. Senior Vice President, Chief Accounting Officer	August 12, 2026	(1)	(1)
John Donaghey Executive Vice President, Chief Commercial Officer	August 12, 2026	Until February 22, 2027 or such earlier date upon which all transactions are completed (2)	11,277
Bernard R. Colpitts, Jr. Senior Vice President, Chief Accounting Officer	August 14, 2026	Until May 31, 2027 or such earlier date upon which all transactions are completed (2)	(3)
John Donaghey Executive Vice President, Chief Commercial Officer	August 18, 2026	(1)	(1)
Elizabeth K. Vonne Executive Vice President, General Counsel and Secretary	August 18, 2026	(1)	(1)
Stephen D. Kelley President and Chief Executive Officer	August 19, 2026	(1)	(1)
Paul Oldham Executive Vice President, Chief Financial Officer	August 21, 2026	(1)	(1)
Stephen D. Kelley President and Chief Executive Officer	September 11, 2026	Until March 31, 2027 or such earlier date upon which all transactions are completed (2)	50,000
Elizabeth K. Vonne Executive Vice President, General Counsel and Secretary	September 11, 2026	Until March 31, 2027 or such earlier date upon which all transactions are completed (2)	363

(1) At the Company's discretion, executives may be required to satisfy tax withholding obligations through cash payments or sell-to-cover transactions rather than share withholding. This Rule 10b5-1 trading arrangement provides for eligible “sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) only as are necessary to satisfy tax withholding obligations arising from the vesting of restricted stock units and PSUs. The number of shares that will be sold under this Rule 10b5-1 trading arrangement is not currently determinable as the number will vary based on the market price of our common stock and the satisfaction of certain applicable performance goals. The arrangement will remain in effect until the earlier of (a) termination of employment with the Company or (b) execution and delivery of an agreement to terminate.

(2) This Rule 10b5-1 trading arrangement also provides for termination prior to the above-listed expiration date following the occurrence of certain events, such as public announcement of a tender offer, exchange offer, or certain merger and acquisition, reorganization, or recapitalization transactions or the bankruptcy, insolvency, or death of the adopting person.

(3) The aggregate number of shares available for sale under Mr. Colpitts's Rule 10b5-1 trading arrangement is not yet determinable because the trading arrangement relates to shares issuable pursuant to unvested restricted stock units and PSUs, which are subject to tax withholding obligations that arise in connection with the vesting and settlement of such awards and, with respect to PSUs, the satisfaction of certain applicable performance goals.

ITEM 6.       EXHIBITS

The exhibits listed in the following index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Third Amended and Restated 2023 Omnibus Incentive Plan				Filed herewith

10.2	Form of Amended and Restated Restricted Stock Unit Award Agreement under the Third Amended and Restated 2023 Omnibus Incentive Plan				Filed herewith

10.3	Form of Amended and Restated Performance Stock Unit Award Agreement under the Third Amended and Restated 2023 Omnibus Incentive Plan				Filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in Exhibit 101)				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ENERGY INDUSTRIES, INC.

Dated:	November 2, 2026	/s/ Paul Oldham
Paul Oldham Chief Financial Officer and Executive Vice President (Principal Financial Officer)

/s/ Bernard R. Colpitts, Jr.
Bernard Colpitts, Jr.
Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)